Form 10-K
period 1993-12-31
DPL INC
filed 1994-03-16
CIK 787250

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   Form 10-K

          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                                       OR
         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                              --------    --------

                         Commission File Number 1-9052

                                    DPL INC.
             (Exact name of registrant as specified in its charter)

          OHIO                                              31-1163136
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

Courthouse Plaza Southwest, Dayton, Ohio                     45402
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 513-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                                   Outstanding at       Name of each exchange
      Title of each class         February 28, 1994      on which registered
      -------------------         -----------------     ---------------------
Common Stock $0.01 par value and     103,509,998        New York Stock Exchange
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 was $2,057,261,210.25 based on the closing price of $19 7/8 on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference the registrant's 1993 Annual Report to Shareholders.

Portions of the definitive Proxy Statement dated March 2, 1994, relating to the 1994 Annual Meeting of Shareholders of the registrant, are incorporated by reference into Part III.

PART I
- ------
    Item 1 - BUSINESS*
                              DPL INC.

         DPL Inc. was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL Inc. are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (513) 224-6000.

         DPL Inc.'s principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 464,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 286,000 customers in 16 counties. In addition, DP&L provides steam heating service in downtown Dayton, Ohio. DP&L serves an estimated population of 1.2 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. The solid performance of the economy of West Central Ohio and seasonal summer and winter weather in 1993 contributed to increased energy sales for the year. Electric sales to business customers were up 4% for the year while total electric and natural gas sales increased 4% and 3%, respectively, as compared to 1992. During 1993, cooling degree days were 4% above the twenty year average and 35% above 1992. Heating degree days in 1993 were 3% above the thirty year average and 6% above 1992.
Sales patterns will change in future years as weather and the economy fluctuate.

         Subsidiaries of DP&L include MacGregor Park Inc., an owner and developer of real estate; and DP&L Community Urban
Redevelopment Corporation, the owner of a downtown Dayton office building.

         Other subsidiaries of DPL Inc. include Miami Valley
CTC, Inc., which provides transportation services to DP&L and another unaffiliated Dayton-based company; Miami Valley Leasing, which leases vehicles and miscellaneous communications equipment, owns real estate and has a financial investment in an unaffiliated energy development company; Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Lighting, Inc., a street lighting business; Miami Valley Insurance Company, an insurance company for DPL Inc. and its subsidiaries; and Miami Valley Development Company, which is engaged in the business of technology research and development.

* Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 11, 1994. No representation is made that there have not been subsequent changes to such information.

         DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

         DPL Inc. and its subsidiaries employed 3,147 persons as of December 31, 1993, of which 2,653 are full-time employees and 494 are part-time employees.

         Information relating to industry segments is contained in Note 11 of Notes to Consolidated Financial Statements on page 26 of the registrant's 1993 Annual Report to Shareholders ("1993 Annual Report"), which Note is incorporated herein by reference.

                           COMPETITION

         DPL Inc. competes through its principal subsidiary, DP&L, with privately and municipally owned electric utilities and rural electric cooperatives, natural gas suppliers and other alternate fuel suppliers. DP&L competes on the basis of price and service.

         Like other utilities, DP&L from time to time may have electric generating capacity available for sale to other utilities. DP&L competes with other utilities to sell electricity provided by such capacity. The ability of DP&L to sell this electricity will depend on how DP&L's price, terms and conditions compare to those of other utilities. In addition, from time to time, DP&L also makes power purchases from neighboring utilities.

         In an increasingly competitive energy environment, cogenerated power may be used by customers to meet their own power needs. Cogeneration is the dual use of a form of energy, typically steam, for an industrial process and for the generation of electricity. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") provides regulations covering when an electric utility is required to offer to purchase excess electric energy from cogeneration and small power production facilities that have obtained qualifying status under PURPA.

    The National Energy Policy Act of 1992 which reformed the Public Utilities Holding Company Act of 1935 allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate competition in the supply of electricity.

    General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The maturation of the natural gas spot market in combination with open access interstate transportation provided by pipelines has provided DP&L, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall economics. Therefore, demand for natural gas purchased from DP&L or purchased elsewhere and transported to the end-use customer by DP&L could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For DP&L, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

    In April 1992, FERC issued Order No. 636 ("Order 636") amending its regulations governing the service obligations, rate design and cost recovery of interstate pipelines. DP&L's interstate pipeline suppliers have received approval from FERC to implement their restructuring plans to comply with the regulations.

    The Public Utilities Commission of Ohio ("PUCO") has held roundtable discussions and meetings regarding the implications of Order 636 for local distribution companies, producers and consumers. The PUCO has issued interim guidelines allowing utilities to file revised natural gas transportation tariffs to comply with the Order, and is continuing efforts to examine the impact via roundtable discussions. DP&L's natural gas tariffs and operations comply with the PUCO's interim guidelines and the requirements of Order 636.

    In January 1994, DP&L, the Staff of the PUCO and the Office of the Ohio Consumers' Counsel (the "OCC") submitted to the PUCO an agreement which resolves issues relating to the recovery of Order 636 "transition costs" to be billed to DP&L by natural gas interstate pipeline companies. The agreement, which is subject to PUCO approval, provides for the full recovery of these transition costs from DP&L customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.

    MVR, established in 1986 as a subsidiary of DPL Inc., acts as a broker in arranging and managing natural gas supplies for business and industry. Deliveries of natural gas to MVR customers can be made through DP&L's transportation system, or another transportation system, on the same basis as deliveries to customers of other gas brokerage firms. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall economics.

    DP&L provides service to 12 municipal customers which distribute electricity within their corporate limits. One municipality has signed a contract for DP&L to provide 95% of its requirements. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality which can generate all or a portion of its energy requirements. Sales to municipalities represented 1.3% of total electricity sales in 1993. DP&L maintains discussions with these municipalities concerning potential energy agreements.


         CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

1994-1998 Construction Program
- ------------------------------

         The estimated construction additions for the years 1994-1998 are set forth below:
                                              Estimated
                             1994  1995  1996  1997  1998  1994-1998
                             ----  ----  ----  ----  ----  ---------
                                              millions
Electric generation and
  transmission commonly
  owned with neighboring
  utilities................  $ 22  $ 28  $ 24  $ 41  $ 23    $138
Other electric
  generation and
  transmission facilities..    43    33    34    18    13     141
Electric distribution......    24    26    31    34    37     152
General....................     3     3     2     1     1      10
Gas, steam and other
  facilities...............    17    16    14    15    15      77
                              ---   ---   ---   ---   ---     ---
    Total construction.....  $109  $106  $105  $109  $ 89    $518


         Estimated construction costs over the next five years average $104 million annually which is approximately equal to the projected depreciation expense over the same period.

         The construction additions for the period include plans to construct a series of 70 MW combustion turbine generating units scheduled to be completed at varying intervals dependent upon need. The first unit is scheduled for completion in June 1995.

         Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DP&L's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate increases.

         See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings which may change the level of future construction additions. The potential impact of these events on DP&L's operations cannot be estimated at this time.

1994-1998 Financing Program
- ---------------------------
         DP&L will require a total of $106 million during the next five years for bond maturities and preferred stock and bond sinking funds in addition to any funds needed for the construction program. DPL Inc. will require an additional
$5 million for mandatory redemptions.

         At year-end 1993, DPL Inc. had a cash and temporary investment balance of $82 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

         In mid-March 1994, DPL Inc. plans to file a registration statement with the Securities and Exchange Commission for the issuance and sale of approximately three-and-a-half million common shares. The net proceeds from the planned sale of shares, estimated to equal approximately $65 million, would be contributed to DP&L which would use the funds, along with temporary cash investments and/or short-term borrowings, to redeem in May 1994 all of the outstanding shares of its Preferred Stock, Series D, E, F, H and I, which have an average dividend rate of 8.1%.

         During late 1992 and early 1993, DP&L took advantage of favorable market conditions to reduce its cost of debt and extend maturities through early refundings. Three new series of First Mortgage Bonds were issued in 1992 in the aggregate principal amount of $320 million at an average interest rate of 7.8% to finance the redemption of a similar principal amount of debt securities. Additionally, in early 1993, DP&L issued two new series of First Mortgage Bonds in the aggregate principal amount of $446 million at an average interest rate of 8.0% to finance the redemption of a similar principal amount of six series of First Mortgage Bonds. The amounts and timings of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

         In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 1998 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. DP&L has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1993, DPL Inc. had no outstanding borrowings under this Credit Agreement. At December 31, 1992, DPL Inc. had
$90 million outstanding under the Credit Agreement which was used to fund share purchases for DPL Inc.'s Employee Stock Ownership Plan. These borrowings were repaid in January 1993 with the proceeds from the issuance of $90 million of DPL Inc.'s 7.83% Notes due 2007.

         DP&L also has $97 million available in short term informal lines of credit At year-end, DP&L had $10 million outstanding from these lines of credit and $15 million in commercial paper outstanding.

         Under DP&L's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. DP&L anticipates that, during 1994-98, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

         The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under DP&L's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

         DP&L's present winter generating capability is 3,053,000 KW. Of this capability, 2,843,000 KW (approximately 93%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with the Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

         A merger agreement between CG&E and PSI Resources is currently pending. DP&L has intervened in the merger proceeding currently pending at the FERC so that the operations of its commonly owned generating units will not be materially impacted by the merger.

         The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all time net peak load was 2,765,000 KW, which occurred in July 1993. The present summer generating capability is 3,017,000 KW.



                       GENERATING FACILITIES
                       ---------------------

                                                       MW Rating
                                                     --------------
                  Owner-  Operating                   DP&L
  Station         ship*    Company    Location       Portion  Total
- -----------       -----   --------- ------------     -------  -----
Coal Units
- ----------
Hutchings           W     DP&L      Miamisburg, OH     371      371
Killen              C     DP&L      Wrightsville, OH   402      600
Stuart              C     DP&L      Aberdeen, OH       820    2,340
Conesville-Unit 4   C     CSP       Conesville, OH     129      780
Beckjord-Unit 6     C     CG&E      New Richmond, OH   210      420
Miami Fort-
 Units 7&8          C     CG&E      North Bend, OH     360    1,000
East Bend-Unit 2    C     CG&E      Rabbit Hash, KY    186      600
Zimmer              C     CG&E      Moscow, OH         365    1,300

Combustion Turbines or Diesel
- -----------------------------
Hutchings           W     DP&L      Miamisburg, OH      32      32
Yankee Street       W     DP&L      Centerville, OH    144     144
Monument            W     DP&L      Dayton, OH          12      12
Tait                W     DP&L      Dayton, OH          10      10
Sidney              W     DP&L      Sidney, OH          12      12

* W = Wholly Owned; C = Commonly Owned

         In order to transmit energy to their respective systems from their commonly-owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

         DP&L derived over 99% of its electric output from coal-fired units in 1993. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

         DP&L estimates that approximately 65-85% of its coal requirements for the period 1994-1998 will be obtained through long term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

         The prices to be paid by DP&L under its long term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

         The total average price per million British Thermal
Units ("MMBTU") of coal received in each of 1993 and 1992 was $1.46/MMBTU and $1.56/MMBTU in 1991.

         The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.43 cents which represents a decrease from 1.48 cents in 1992 and
1.60 cents in 1991. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

         DP&L has long term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR") through 1997 and Columbia Gas Transmission Corporation ("Columbia"), Columbia Gulf Transmission Corporation, Texas Gas Transmission Corporation ("Texas Gas") and Panhandle Eastern Pipe Line Company ("Panhandle") through 2004. Along with the firm transportation services DP&L has approximately 16 billion cubic feet of storage service with the various pipelines. DP&L also maintains and operates four propane-air plants with a daily rated capacity of approximately 67,500 thousand cubic feet ("MCF") of natural gas.

         Coordinated with the pipeline service agreements, DP&L has 14 firm natural gas supply agreements with various natural gas producers. DP&L purchased approximately 90% of its 1993 supply under these producer agreements and the remaining supplies on the spot/short term market. DP&L purchased natural gas during 1993 at an average price of $3.65 per MCF, compared to $3.31 per MCF and $2.70 per MCF in 1992 and 1991, respectively. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION.

         DP&L is also interconnected with CNG Transmission Corporation and Texas Eastern Transmission Corporation. Several interconnections with various interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services.

         During 1993, DP&L implemented requirements of Order 636 with all of its natural gas interstate pipeline suppliers. As a result of FERC's mandate that pipelines no longer bundle the product of natural gas with pipeline transportation into one package, DP&L purchased the majority of its natural gas in 1993 under direct market purchases. Additionally, the implementation of Order 636 required DP&L to purchase certain volumes of natural gas from interstate pipelines to fill storage. In the future, DP&L will obtain all its natural gas from direct market purchases or pipelines based on cost and reliability. DP&L has natural gas agreements that meet 90% of its requirements. The remainder will be purchased to meet seasonal requirements under short term purchase agreements.

         The PUCO continues to support open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. DP&L has filed a transportation tariff to comply with these guidelines and approval is pending. During 1993, DP&L provided transportation service to 185 end-use customers, delivering a total quantity of 13,401,229 MCF.

         Columbia and Panhandle have obtained conditional approval from FERC to recover take-or-pay and contract reformation costs from DP&L through fixed demand surcharges pursuant to revised FERC rules. The validity of the revisions was reviewed and dismissed by the U.S. Court of Appeals for the District of Columbia Circuit. Pursuant to a settlement approved by the PUCO, DP&L may recover take-or-pay costs from its retail and transportation customers.

         On April 30, 1990, Columbia filed an application with FERC to implement a general rate increase in order to recover, among other things, costs associated with construction of certain "Global Settlement" facilities. The rates were accepted to become effective November 1, 1990. A partial offer of settlement was accepted on April 16, 1992, and an initial decision on the remaining issues was issued on November 13, 1992. On May 31, 1991, Columbia filed a second application with FERC to implement a general rate increase which was partially accepted effective December 1, 1991. On October 1, 1991, Columbia filed a third application to implement a general rate increase which was partially accepted to become effective
April 1, 1992. The second and third applications were subsequently consolidated into one rate proceeding, and rate design, cost classification and cost allocations were further consolidated into Columbia's restructuring proceeding referenced in following paragraphs. A settlement dated November 9, 1992, regarding the remaining cost of service and throughput issues was approved by FERC April 2, 1993.

         On April 27, 1990, Texas Gas filed an application with FERC to implement a general rate increase which was accepted to become effective November 1, 1990. This docket was consolidated into the Texas Gas restructuring proceeding which was made effective November 1, 1993. On May 1, 1992, Panhandle filed an application with FERC to implement a general rate increase which rates were accepted effective November 1, 1992. A hearing on this matter is set for May 17, 1994. On April 29, 1993 Texas Gas filed a second application with FERC to implement a rate increase which was accepted effective November 1, 1993. A hearing on this matter is set for June 28, 1994. On November 1, 1993, ANR filed an application with FERC to implement a rate increase which was accepted effective May 2, 1994. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis.

         On July 31, 1991, Columbia Gas System Inc. and Columbia, one of DP&L's major pipeline suppliers, filed separate Chapter 11 petitions in U.S. Bankruptcy Court. The bankruptcy court permitted Columbia to break approximately 4,500 long term natural gas contracts with upstream suppliers on August 22, 1991, January 6, 1992, and January 8, 1992. The bankruptcy court issued an order on March 18, 1992, granting approval of an agreement between the customers and Columbia which assures the continuation of all firm service agreements (including storage) through the winter of 1993, with year-to-year continuation unless adequate notice is provided. On February 13, 1992, the bankruptcy court ruled on a motion by Columbia to flow through to its customers all appropriate refunds, including take-or-pay refunds which were received from its upstream suppliers and excessive rate refunds except for approximately $18 million of pre-petition take-or-pay refunds. However, on July 6, 1992, the United States District Court for Delaware reversed the bankruptcy court. On July 8, 1993, the Third Circuit Court of Appeals reversed the District Court for Delaware and reinstated the U.S. Bankruptcy Court's ruling that Columbia may flow through to its customers all post petition take-or-pay refunds which were received from its upstream suppliers. The U.S. Supreme Court denied an appeal on February 18, 1994 of the Third Circuit Court of Appeals'1decision. DP&L expects full recovery of all take-or-pay refunds received by Columbia post petition. The parties to the bankruptcy are currently evaluating Columbia's proposed plan of reorganization. Based upon a July 1993 FERC Order disallowing the recovery of natural gas producer contracts rejected in the bankruptcy case, DP&L does not expect the bankruptcy proceedings to have a material adverse effect on its earnings or competitive position.

         In April 1992 FERC issued Order 636 which amended its regulations governing the service obligations of interstate pipelines. Some of the major changes enacted include unbundling of pipeline sales from transportation, the creation of a "no-notice" transportation service, pre-granted abandonment for all interruptible and short term firm transportation subject to a right-of-first refusal, capacity brokering, rate design and transition costs. All interstate pipeline filings were made effective by November 1, 1993.

         In response to Order 636 issued by FERC, the PUCO has initiated roundtable discussions with natural gas utilities and other interested parties to discuss the impact of the Order and the state regulation of natural gas utilities. The PUCO has issued interim guidelines allowing utilities to file revised natural gas transportation tariffs to comply with Order 636, and is continuing to examine the impact via ongoing roundtable discussions that run concurrently with the interstate pipelines' restructuring proceedings. The interim guidelines also require each natural gas utility to file plans for peak day operations. DP&L's operations comply with all interim guidelines and DP&L expects full recovery of all Order 636 transition costs.


           RATE REGULATION AND GOVERNMENT LEGISLATION

         DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

         DP&L's sales of electricity, natural gas and steam to retail customers are subject to rate regulation by the PUCO and various municipalities. DP&L's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by FERC under the Federal Power Act.

         Ohio law establishes the process for determining rates charged by public utilities. Regulation of rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters. Ohio law also established the Office of the OCC, which is authorized to represent residential consumers in state and federal judicial and administrative rate proceedings.

         DP&L's electric and natural gas rate schedules contain certain recovery and adjustment clauses subject to periodic audits by, and proceedings before, the PUCO. Electric fuel and gas costs are expensed as recovered through rates.

         Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL Inc. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service. Additionally, the legislation requires PUCO approval of (i) certain transactions and transfers of assets between public utilities and entities within the same holding company system, and (ii) prohibits investments by a holding company in subsidiaries which are not public utilities in an amount in excess of 15% of the aggregate capitalization of the holding company on a consolidated basis at the time such investments are made.

         In April 1991, DP&L filed an application with the PUCO to increase its electric rates to recover costs associated with the construction of the William H. Zimmer Generating Station ("Zimmer"), earn a return on DP&L's investment and recover the current costs of providing electric service to its customers.
In November 1991, DP&L entered into a settlement agreement with various consumer groups resolving all issues in the case. The PUCO approved the agreement on January 22, 1992. Pursuant to that agreement, new electric rates took effect February 1, 1992, January 2, 1993 and January 3, 1994. The agreement also established a baseline return on equity of 13% (subject to upward adjustment) until DP&L's next electric rate case. In the event that DP&L's return exceeds the allowed return by between one and two percent, then one half of the excess return will be used to reduce the cost of demand-side management ("DSM") programs. Any return that exceeds the allowed return by more than two percent will be entirely credited to these programs. Amounts deferred during the phase-in period, including carrying charges, will be capitalized and recovered over seven years commencing in 1994. Deferrals were $58 million in 1992 and $28 million in 1993. The recovery expected in 1994, net of additional carrying cost deferrals, is $10 million. The phase-in plan meets the requirements of the Financial Accounting Standards Board ("FASB") Statement No. 92.

         In addition, DP&L agreed to undertake cost-effective DSM programs with an average annual cost of $15 million for four years commencing in 1992. The amount recovered in rates was $4.6 million in 1992. This amount increased to $7.8 million in 1993 and will remain at that level in subsequent years. The difference between expenditures and amounts recovered through rates is deferred and is eligible for recovery in future rates in accordance with existing PUCO rulings.

         In March 1991, the PUCO granted DP&L the authority to defer interest charges, net of income tax, on its 28.1% ownership investment in Zimmer from the March 30, 1991, commercial in-service date through January 31, 1992. Deferred interest charges on the investment in Zimmer have been adjusted to a before tax basis in 1993 as a result of FASB Statement
No. 109. Amounts deferred are being amortized over the life of the plant.

Regulatory deferrals on the balance sheet were:

                                    Dec. 31      Dec. 31
                                      1993         1992
                                    --------     --------
                                         --millions--

Phase-in                            $ 85.8       $ 57.7
DSM                                   23.3          2.2
Deferred interest - Zimmer            63.7         43.9
                                    ------       ------
  Total                             $172.8       $103.8
                                    ======       ======

         In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. Ultimate recovery of deferred expenditures is contingent on review and approval of such programs as cost-effective and consistent with the most recent IRP proceeding. The rules also allow utilities to submit alternative proposals for the recovery of DSM programs and related costs.

         In 1991 the PUCO ruled that DP&L's 1991 LTFR be consolidated and reviewed in conjunction with DP&L's 1992 LTFR proceeding. DP&L filed its 1992 LTFR in June 1992. DP&L also filed its environmental compliance plan in June 1992, and asked the PUCO to consolidate the environmental compliance plan proceeding with the LTFR proceeding. The PUCO granted DP&L's request to consolidate the cases. The evidentiary hearing on DP&L's 1991/1992 LTFR and environmental compliance plan was held on February 17, 1993. The parties entered into a stipulation in settlement of all issues which continues DP&L's commitment to DSM programs. The stipulation was approved by the PUCO on May 6, 1993.

         DP&L has in place a percentage of income payment plan ("PIPP") for eligible low-income households as required by the PUCO. This plan prohibits disconnections for nonpayment of customer bills if eligible low-income households pay a specified percentage of their household income toward their utility bill. The PUCO has approved a surcharge by way of a temporary base rate tariff rider which allows companies to recover arrearages accumulated under PIPP. In 1993 DP&L reached a settlement with the PUCO staff, the Office of the OCC and the Legal Aid Society to provide new and expanded programs for PIPP eligible customers. The expanded programs include greater arrears crediting, lower monthly payments, educational programs and information reports. In exchange, DP&L may accelerate recovery of PIPP and pre-PIPP arrearages and recover program costs. The settlement also established a four year moratorium on changes to the program. The PUCO approved the settlement on December 2, 1993. Pursuant to the terms of the settlement, DP&L filed an application on January 21, 1994 to lower its PIPP rate. To date, the PUCO has not acted on DP&L's application.

         In 1991 the PUCO issued a Finding and Order which encourages electric utilities to undertake the competitive bidding of new supply-side energy projects. The policy also encourages utilities to provide transmission grid access to those supply-side energy providers awarded bids by utilities. Electric utilities are permitted to bid on their own proposals. The PUCO has issued for comment proposed rules for competitive bidding but has not issued final rules at this time.

         DP&L initiated a competitive bidding process in January 1993 for the construction of up to 140 MW of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, DP&L's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved DP&L's applications for up to three 70 MW combustion turbines and two natural gas supply lines for the proposed site.

         The OPSB issued rules on March 22, 1993 to provide electric and magnetic field information in applications for construction of major generating and transmission facilities. DP&L has addressed the topics covered by the new rules in all recent projects. One utility requested a rehearing on the rules which was denied by the OPSB on May 24, 1993. At this time DP&L cannot predict the ultimate impact associated with the siting of new transmission lines.

         On March 25, 1993, the PUCO adopted guidelines for the treatment of emission allowances created by the Clean Air Act Amendments of 1990. Under the guidelines, DP&L's emission allowance trading plans, procedures, practices, activity and associated costs will be reviewed in its annual electric fuel component audit proceeding. The PUCO guidelines are being appealed by an industrial consumer group. In its Entry on emission allowances, the PUCO directed its Staff to develop proposed accounting guidelines for allowance trading programs in accordance with FERC rulemaking efforts. According to FERC Order No. 552 issued on March 23, 1993, DP&L will value allowances based on a weighted average cost methodology.

         On May 26, 1993, the Senate of the State of Ohio approved the appointment of Mr. David W. Johnson as PUCO commissioner.

         On January 12, 1994, the Ohio Consumers' Counsel
Governing Board appointed Robert S. Tongren, a former assistant attorney general, to the position of Consumers' Counsel.
Mr. Tongren replaced William A. Spratley, whose resignation from this position became effective September 30, 1993.

         On February 22, 1994 a bill was introduced in the State of Ohio House of Representatives which, if approved, would give electric consumers the opportunity to obtain "retail" and "wholesale at retail" services from electric suppliers other than their current supplier at competitive rates. The ultimate disposition of the bill or its effect on DP&L cannot be determined at this time.

                  ENVIRONMENTAL CONSIDERATIONS

         The operations of DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. DP&L expended $6 million for environmental control facilities during 1993. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1994-1998 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF
DPL INC.

Air Quality
- -----------

         In July 1985, the United States Environmental Protection Agency ("U.S. EPA") adopted final stack height rules which could result in the lowering of emission limits for sulfur dioxide and particulate matter from affected units. DP&L operates one unit (Killen Station) potentially affected by these rules. The Ohio Environmental Protection Agency ("Ohio EPA") has determined that Killen Station is not impacting air quality and, therefore, no further action is needed at this time. CSP has informed DP&L that Conesville Unit 4 is not affected by the rules. CG&E has informed DP&L that Miami Fort Unit 7 is "grandfathered" from regulation and that Miami Fort Unit 8 is not affected by the rules because Miami Fort Unit 5 is picking up the necessary emission reductions. On June 17 and July 12, 1988, DP&L and others filed with the U.S. Supreme Court two petitions for a Writ of Certiorari seeking a review of the D.C. Circuit Court of Appeals decision that addressed the 1985 stack height rules. Those petitions were denied in October 1988 and, as a result, the U.S. EPA planned to begin a remand rulemaking to address issues arising from a lower Court's opinion. The U.S. EPA continues to work on a remand rulemaking.

         In December 1988, the U.S. EPA notified the State of Ohio that the portion of its State Implementation Plan ("SIP") dealing with sulfur dioxide emission limitations for Hamilton County (in southwestern Ohio) was deficient and required the Ohio EPA to develop a new SIP within 18 months. The notice affects industrial and utility sources and could require significant reductions in sulfur dioxide emission limitations at CG&E's Miami Fort Units 7 and 8 which are jointly owned with DP&L. In February 1989, CG&E, together with other industrial sources affected by the notice, filed a petition for review in the U.S. Court of Appeals for the Sixth Circuit of the U.S. EPA's issuance of the notice. In July 1989, the Court of Appeals dismissed the petition for review. In April 1990, the Ohio EPA published its proposed revised SIP for comment. In June 1990, CG&E submitted its comments challenging the revisions, arguing that the proposed SIP is based on a computer model which is unsuitable and invalid for the hilly terrain of Hamilton County, and that in the last ten years, no violation of the National Ambient Air Quality Standards for SO2 has ever been monitored.

         In order to support its position, CG&E is taking part in an air monitoring program designed to prove that the present SIP adequately protects the ambient air quality. In October 1991, the Ohio EPA adopted new SO2 regulations for Hamilton County. These regulations do not change the preexisting requirements for Miami Fort Units 7 and 8. The new regulations have been submitted to the U.S. EPA. On January 27, 1994, the

U.S. EPA provided notice in the Federal Register that the new regulations for the Ohio SIP for Hamilton County were conditionally approved.

         Changing environmental regulations continue to increase the cost of providing service in the utility industry. The Clean Air Act Amendments of 1990 (the "Act") will limit sulfur dioxide and nitrogen oxide emissions nationwide. The Act will restrict emissions in two phases with Phase I compliance completed by 1995 and Phase II completed by 2000. Final regulations were issued by the U.S. EPA on January 11, 1993. These regulations are consistent with earlier Act restrictions and do not change the expected costs of compliance of DP&L.

         DP&L's preliminary compliance plan was filed with the PUCO in June 1992 and consolidated with the 1991/1992 LTFR proceeding. DP&L anticipates meeting the requirements of Phase I by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Cost estimates to comply with Phase I of the Act are approximately $10 million in capital expenditures. Phase I compliance is expected to have a minimal 1% to 2% price impact. Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. The stipulation entered into on February 17, 1993 with regards to the LTFR, including the environmental compliance plan, was approved by the PUCO on May 6, 1993. DP&L anticipates that costs to comply with the Act will be eligible for recovery in future fuel hearings and other regulatory proceedings.

         On March 16, 1993, DP&L received a Finding of Violation from the U.S. EPA regarding opacity standards at Killen Station and, on March 17, 1993, a Notice of Violation from the U.S. EPA regarding opacity standards at Stuart Station. DP&L has subsequently conducted conferences with the U.S. EPA to discuss the Finding and Notice. On October 11, 1993, DP&L entered into negotiated Consent Orders with the U.S. EPA for the alleged violations at Killen and Stuart Stations. The Consent Orders do not require payment of any penalty but require DP&L to formalize emissions control measures.

Land Use
- --------

         DP&L and numerous other parties have been notified by the U.S. EPA that it considers them Potentially Responsible Parties ("PRPs") for clean-up at three superfund sites in Ohio - the Sanitary Landfill Site on Cardington Road in Montgomery County Ohio, the United Scrap Lead Site in Miami County, Ohio, and the Powell Road Landfill in Huber Heights, Montgomery County, Ohio.

         DP&L received notification from the U.S. EPA in July 1987, for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million.

         DP&L received notification from the U.S. EPA in September 1987, for the United Scrap Lead Site. DP&L has joined a PRP group for this site, which is actively conferring with the U.S. EPA.
The Record of Decision issued by the U.S. EPA estimates clean-up costs at $27.1 million. DP&L is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly 60 PRPs are actively working to settle the case. DP&L is participating in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The final resolution of these investigations will not have a material effect on DP&L's financial position or earnings.

         DP&L and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. DP&L has joined the PRP group for the site. On October 1, 1993, the U.S. EPA issued its Record of Decision identifying a cost estimate of $20.5 million for the chosen remedy. DP&L is one of over 200 PRPs to this site, and its estimated contribution is less than 1%. The final resolution will not have a material effect on DP&L's financial position or earnings.



                        THE DAYTON POWER AND LIGHT COMPANY
                               OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                   Years Ended December 31,
                                             -----------------------------------
                                                1993         1992           1991
                                                ----         ----           ----


Electric Output (millions of kWh)
   Generation -
      Coal-fired units..................       14,729       13,639         13,952
      Other units.......................           17            3              7
   Power purchases......................        1,107        1,514            470
   Exchanged and transmitted power......           (7)          14            (54)
   Company use and line losses..........       (1,170)      (1,116)        (1,060)
                                             --------     --------       --------
      Total.............................       14,676       14,054         13,315
                                             ========     ========       ========
Electric Sales (millions of kWh)
   Residential..........................        4,558        4,260          4,571
   Commercial...........................        3,006        2,896          2,945
   Industrial...........................        4,089        3,938          3,949
   Public authorities and railroads.....        1,356        1,311          1,360
   Private utilities and wholesale......        1,667        1,649            490
                                             --------     --------       --------
      Total.............................       14,676       14,054         13,315
                                             ========     ========       ========

Electric Customers at End of Period
   Residential..........................      416,508      413,040        409,925
   Commercial...........................       40,606       39,685         39,151
   Industrial...........................        2,387        2,415          2,432
   Public authorities and railroads.....        5,287        5,130          5,038
   Other................................           17           16             15
                                             --------     --------       --------
      Total.............................      464,805      460,286        456,561
                                             ========     ========       ========
Operating Revenues (thousands)
   Residential..........................     $373,760     $326,547       $332,114
   Commercial...........................      200,124      180,890        178,883
   Industrial...........................      205,996      189,720        186,837
   Public authorities and railroads.....       72,859       67,596         68,135
   Private utilities and wholesale......       38,491       35,174         15,436
   Other................................       10,090        9,372          9,334
                                             --------     --------       --------
      Total.............................     $901,320     $809,299       $790,739
                                             ========     ========       ========
Residential Statistics
   (per customer-average)
   Sales - kWh..........................       10,998       10,358         11,213
   Revenue..............................     $ 901.91     $ 794.03       $ 814.66
   Rate per kWh (Month of December).....         7.99 cents   7.23 cents     6.96 cents




                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                  Years Ended December 31,
                                             ----------------------------------

                                               1993         1992         1991
                                               ----         ----         ----



Gas Output (thousands of MCF)
   Direct market purchases ..............      44,284       46,229       46,057
   Liquefied petroleum gas...............          58            7           11
   Company use and unaccounted for.......      (1,164)      (1,717)      (1,798)
   Transportation gas received...........      13,704       10,973        8,387
                                             --------     --------     --------
      Total..............................      56,882       55,492       52,657
                                             ========     ========     ========

Gas Sales (thousands of MCF)
   Residential...........................      28,786       27,723       26,594
   Commercial............................       8,468        8,642        8,368
   Industrial............................       3,056        4,914        6,014
   Public authorities....................       3,171        3,402        3,187
   Transportation gas delivered..........      13,401       10,811        8,494
                                             --------     --------     --------
      Total..............................      56,882       55,492       52,657
                                             ========     ========     ========

Gas Customers at End of Period
   Residential...........................     262,834      260,471      258,092
   Commercial............................      20,853       20,589       20,347
   Industrial............................       1,527        1,577        1,661
   Public authorities....................       1,333        1,311        1,290
                                             --------     --------     --------
      Total..............................     286,547      283,948      281,390
                                             ========     ========     ========

Operating Revenues (thousands)
   Residential...........................    $161,254     $127,532     $124,950
   Commercial............................      44,321       36,148       34,942
   Industrial............................      14,890       18,633       22,152
   Public authorities....................      15,248       12,516       11,961
   Other.................................       9,366        8,953        7,033
                                             --------     --------     --------
      Total..............................    $245,079     $203,782     $201,038
                                             ========     ========     ========

Residential Statistics
   (per customer-average)
   Sales - MCF...........................       110.2        107.0        103.8
   Revenue...............................     $617.33      $492.33      $487.69
   Rate per MCF (Month of December)......     $  5.66      $  5.27      $  4.16




                        EXECUTIVE OFFICERS OF THE REGISTRANT
                                (As of March 1, 1994)

                                Business Experience,
                                   Last Five Years
                             (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
- ---------------------   ---    -----------------------------     ------------------



Peter H. Forster         51    Chairman, President and Chief     4/05/88 -  3/01/94
                                 Executive Officer
                               Chairman, DP&L                    4/06/92 -  3/01/94
                               Chairman and Chief Executive      8/02/88 -  4/06/92
                                 Officer, DP&L

Allen M. Hill            48    President and Chief Executive     4/06/92 -  3/01/94
                                 Officer, DP&L
                               President and Chief Operating     8/02/88 -  4/06/92
                                 Officer, DP&L

Paul R. Anderson         51    Controller, DP&L                  4/12/81 -  3/01/94
                               Controller                        4/10/86 -  4/10/89

Stephen P. Bramlage      47    Assistant Vice President, DP&L    1/01/94 -  3/01/94
                               Director, Service Operations,    10/29/89 -  1/01/94
                                 DP&L
                               Manager, Engineering              5/26/87 - 10/29/89

Robert E. Buerger        49    Group Vice President, DP&L        4/24/89 -  3/01/94
                               Group Vice President -           12/04/86 -  4/24/89
                                 Service Operations, DPL Inc.
                                 and DP&L

Robert M. Combs          48    Treasurer, DP&L                   3/17/93 -  3/01/94
                               Director, J. M. Stuart            9/16/91 -  3/17/93
                                 Electric Generating Station
                               United States Navy
                               Production Officer,               8/01/88 -  9/16/91
                                 Charleston Naval Shipyard

Georgene H. Dawson       44    Assistant Vice President, DP&L    1/01/94 -  3/01/94
                               Director, Service Operations,     4/03/92 -  1/01/94
                                 DP&L
                               Service Center Manager            6/11/89 -  4/03/92
                               Manager, Environmental            6/14/87 -  6/11/89
                                 Management



                         EXECUTIVE OFFICERS OF THE REGISTRANT
                                (As of March 1, 1994)


                                 Business Experience,
                                   Last Five Years
                              (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
- ---------------------   ---    -----------------------------     ------------------



Jeanne S. Holihan        37    Assistant Vice President, DP&L    3/17/93 -  3/01/94
                               Treasurer, DP&L                  11/06/90 -  3/17/93
                               Director, Financial               4/01/90 - 11/06/90
                                 Administration and Planning
                               Manager, Financial                4/02/89 -  4/01/90
                                 Administration and Planning
                               Manager, Financial Analysis       4/07/85 -  4/02/89
                                 and Investor Relations

Thomas M. Jenkins        42    Group Vice President and         11/06/90 -  3/01/94
                                 Treasurer
                                 Group Vice President, DP&L
                               Vice President and Treasurer,    11/01/88 - 11/06/90
                                 DPL Inc. and DP&L

Stephen F. Koziar, Jr.   49    Group Vice President,            12/10/87 -  3/01/94
                                 DPL Inc. and DP&L

Judy W. Lansaw           42    Group Vice President and         12/07/93 -  03/01/94
                                 Secretary, DPL Inc. and
                                 DP&L
                               Vice President and Secretary     08/01/89 - 12/07/93
                                 DPL Inc. and DP&L
                               Corporate Secretary, DPL Inc.    11/01/88 -  8/01/89
                                 and DP&L

Lloyd E. Lewis, Jr.      67    Assistant Vice President, DP&L   12/08/83 -  3/01/94

Bryce W. Nickel          37    Assistant Vice President, DP&L    1/01/94 -  3/01/94
                               Director, Service Operations,    10/29/89 -  1/01/94
                                 DP&L
                               Service Center Manager            4/19/87 - 10/29/89

H. Ted Santo             43    Group Vice President, DP&L       12/08/92 -  3/01/94
                               Vice President, DP&L              2/28/88 - 12/08/92



Item 2- PROPERTIES

Electric
- --------
          Information relating to DP&L's electric properties is contained in
Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), CONSTRUCTION AND FINANCING PROGRAM OF DPL INC. (pages I-4 through I-6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-8) and Item 8 - Notes 2 and 7 of Notes to Consolidated Financial Statements on pages 21 and 23, respectively, of the registrant's 1993 Annual Report, which pages are incorporated herein by reference.

Natural Gas
- -----------
          Information relating to DP&L's gas properties is contained in Item 1
- - BUSINESS, DPL INC. (pages I-1 and I-2) and GAS OPERATIONS AND GAS SUPPLY (pages I-8 through I-11), which pages are incorporated herein by reference.

Steam
- -----
          DP&L owns two steam generating plants and the steam distribution facility serving downtown Dayton, Ohio.

Other
- -----
          DP&L owns a number of area service buildings located in various operating centers.

          Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS

          Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), GAS OPERATIONS AND GAS SUPPLY (pages I-8 through I-11), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-11 through I-15) and ENVIRONMENTAL CONSIDERATIONS (pages I-15 through I-18) and Item 8 - Note 2 of Notes of Consolidated Financial Statements on page 21 of the registrant's 1993 Annual Report, which pages are incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At DPL Inc.'s Annual Meeting of Shareholders ("Annual Meeting") held on April 20, 1993, shareholders approved a proposal to increase the number of authorized common shares of DPL Inc. from 120 million to 250 million. The proposal was approved with 81,668,678 shares voting FOR, 5,395,660 shares AGAINST and 1,770,393 shares ABSTAINED. Three directors of DPL Inc. were elected at the Annual Meeting, each of whom will serve a three year term expiring in 1996. The nominees were elected as follows: James F. Dicke, II, 87,896,326 shares FOR, 938,405 shares WITHHELD; Peter H. Forster,
87,838,970 shares FOR, 995,761 shares WITHHELD; and Jane G. Haley,
87,860,952 shares FOR, 973,779 shares WITHHELD.

PART II
- -------
Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The information required by this item of Form 10-K is set forth on pages 14, 27 and 28 of the registrant's 1993 Annual Report, which pages are incorporated herein by reference. As of December 31, 1993, there were 53,275 holders of record of DPL Inc. common equity, excluding individual participants in security position listings.

    DP&L's Mortgage restricts the payment of dividends on DP&L's Common Stock under certain conditions. In addition, so long as any Preferred Stock is outstanding, DP&L's Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1,200,000. As of year end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.

    The Credit Agreement requires that the aggregate assets of DP&L and its subsidiaries (if any) constitute not less than 60% of the total consolidated assets of DPL Inc., and that DP&L maintain common shareholder's equity (as defined in the Credit Agreement) at least equal to $550 million.

Item 6 - SELECTED FINANCIAL DATA

    The information required by this item of Form 10-K is set forth on page 14 of the registrant's 1993 Annual Report, which page is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item of Form 10-K is set forth in Note 2 of Notes to Consolidated Financial Statements on page 21 and on pages 1, 13, 15 and 16 of the registrant's 1993
Annual Report, which pages are incorporated herein by reference.

Item 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item of Form 10-K is set forth on page 14 and on pages 17 through 27 of the registrant's
1993 Annual Report, which pages are incorporated herein by reference.

                Report of Independent Accountants
                on Financial Statement Schedules
                --------------------------------


To The Board of Directors of DPL Inc.


Our audits of the consolidated financial statements referred to in our report dated January 25, 1994 appearing on page 27 of the 1993 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





Price Waterhouse
Dayton, Ohio
January 25, 1994

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III
- --------
Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

Directors of the Registrant
- ---------------------------
        The information required by this item of Form 10-K is set forth on pages 2 through 5 of DPL Inc.'s definitive Proxy Statement dated March 2, 1994, relating to the 1994 Annual Meeting of Shareholders ("1994 Proxy Statement"), which pages are incorporated herein by reference, and on pages I-21 and I-22 of this Form 10-K.

Item 11 - EXECUTIVE COMPENSATION

         The information required by this item of Form 10-K is set forth on pages 9 through 15 of the 1994 Proxy Statement, which pages are incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

        The information required by this item of Form 10-K is set forth on pages 3 through 6 and on pages 14 and 15 of the 1994 Proxy Statement, which pages are incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

         None.

















                              III-1

PART IV
- -------
Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                          Pages of 1993 Form
                                                          10-K Incorporated
                                                             by Reference
                                                          ------------------
Report of Independent Accountants.....................           II-2

(a) Documents filed as part of the Form 10-K

1.  Financial Statements                                  Pages of 1993 Annual
    --------------------                                  Report Incorporated
                                                              by Reference
                                                          --------------------
Consolidated Statement of Results of Operations
for the three years in the period ended
December 31, 1993.....................................              17

Consolidated Statement of Cash Flows for the
three years in the period ended December 31, 1993.....              18

Consolidated Balance Sheet as of December 31,
1993 and 1992.........................................              19

Notes to Consolidated Financial Statements............            20 - 26

Report of Independent Accountants.....................              27


2.  Financial Statement Schedules
    -----------------------------
    For the three years in the period ended December 31, 1993:
                                                                    Page
                                                                     No.
                                                                -------------

Schedule V     - Property and plant                             IV-7 -  IV-9
Schedule VI    - Accumulated depreciation and amortization      IV-10 - IV-12
Schedule VII   - Obligations relating to securities
                 of other issuers                                   IV-13
Schedule VIII  - Valuation and qualifying accounts                  IV-14
Schedule IX    - Short-term borrowings                              IV-15
Schedule X     - Supplementary income statement information         IV-16


    The information required to be submitted in schedules I, II, III, IV, XI, XII and XIII is omitted as not applicable or not required under rules of Regulation S-X.

3.  Exhibits
    --------
         The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                                       Incorporation by
                                                           Reference
                                                       -----------------
2        Copy of the Agreement of Merger among         Exhibit A to the
         DPL Inc., Holding Sub Inc. and DP&L           1986 Proxy Statement
         dated January 6, 1986..................       (File No. 1-2385)

3(a)     Copy of Amended Articles of                   Exhibit 3 to Report on
         Incorporation of DPL Inc. dated               Form 10-K for year ended
         January 4, 1991, and amendment dated          December 31, 1991
         December 3, 1991.......................       (File No. 1-9052)

4(a)     Copy of Composite Indenture dated as of       Exhibit 4(a) to
         October 1, 1935, between DP&L and             Report on Form 10-K
         The Bank of New York, Trustee with all        for year ended
         amendments through the Twenty-Ninth           December 31, 1985
         Supplemental Indenture.................       (File No. 1-2385)

4(b)     Copy of the Thirtieth Supplemental            Exhibit 4(h) to
         Indenture dated as of March 1, 1982,          Registration Statement
         and The Bank of New York, Trustee......       No. 33-53906

4(c)     Copy of the Thirty-First Supplemental         Exhibit 4(h) to
         Indenture dated as of November 1, 1982,       Registration Statement
         between DP&L and The Bank of New York,        No. 33-56162
         Trustee................................

4(d)     Copy of the Thirty-Second Supplemental        Exhibit 4(i) to
         Indenture dated as of November 1, 1982,       Registration Statement
         between DP&L and The Bank of New York,        No. 33-56162
         Trustee................................

4(e)     Copy of the Thirty-Third Supplemental         Exhibit 4(e) to
         Indenture dated as of December 1, 1985,       Report on Form 10-K
         between DP&L and The Bank of New York,        for year ended
         Trustee................................       December 31, 1985
                                                       (File No. 1-2385)

4(f)     Copy of the Thirty-Fourth Supplemental        Exhibit 4 to Report
         Indenture dated as of April 1, 1986,          on Form 10-Q for
         between DP&L and The Bank of New York,        quarter ended
         Trustee................................       June 30, 1986
                                                       (File No. 1-2385)

4(g)     Copy of the Thirty-Fifth Supplemental         Exhibit 4(h) to
         Indenture dated as of December 1, 1986,       report on Form 10-K
         between DP&L and The Bank of New York,        for the year ended
         Trustee................................       December 31, 1986
                                                       (File No. 1-9052)

 4(h)    Copy of the Thirty-Sixth Supplemental         Exhibit 4(i) to
         Indenture dated as of August 15, 1992,        Registration Statement
         between DP&L and The Bank of New York,        No. 33-53906
         Trustee...............................

 4(i)    Copy of the Thirty-Seventh Supplemental       Exhibit 4(j) to
         Indenture dated as of November 15, 1992,      Registration Statement
         between DP&L and The Bank of New York,        No. 33-56162
         Trustee...............................

 4(j)    Copy of the Thirty-Eighth Supplemental        Exhibit 4(k) to
         Indenture dated as of November 15, 1992,      Registration Statement
         between DP&L and The Bank of New York,        No. 33-56162
         Trustee...............................

 4(k)    Copy of the Thirty-Ninth Suplemental          Exhibit 4(k) to
         Indenture dated as of January 15, 1993,       Registration Statement
         between DP&L and The Bank of New York,        No. 33-57928
         Trustee................................

 4(l)    Copy of the Fortieth Supplemental             Exhibit 4(m) to Report
         Indenture dated as of February 15, 1993,      on Form 10-K for the
         between DP&L and The Bank of New York,        year ended December 31,
         Trustee................................       1992 (File No. 1-2385)

 4(m)    Copy of the Credit Agreement dated as         Exhibit 4(k) to DPL
         of November 2, 1989 between DPL Inc.,         Inc.'s Registration
         the Bank of New York, as agent, and           Statement on Form S-3
         the banks named therein................       (File No. 33-32348)

 4(n)    Copy of Shareholder Rights Agreement          Exhibit 4 to Report
         between DPL Inc. and The First                on Form 8-K dated
         National Bank of Boston................       December 13, 1991 (File
                                                       No. 1-9052)

10(a)    Description of Management Incentive           Exhibit 10(c) to
         Compensation Program for Certain              Report on Form 10-K
         Executive Officers.....................       for the year ended
                                                       December 31, 1986 (File
                                                       No. 1-9052)

10(b)    Copy of Severance Pay Agreement               Exhibit 10(f) to Report
         with Certain Executive Officers........       on Form 10-K for the
                                                       year ended December 31,
                                                       1987 (File No. 1-9052)

10(c)    Copy of Supplemental Executive                Exhibit 10(e) to Report
         Retirement Plan amended August 6,             on Form 10-K for the
         1991...................................       year ended December 31,
                                                       1991 (File No. 1-9052)

18       Copy of preferability letter relating         Exhibit 18 to Report on
         to change in accounting for unbilled          Form 10-K for the year
         revenues from Price Waterhouse.........       ended December 31, 1987
                                                       (File No. 1-9052)

         The following exhibits are filed herewith:

                                                                Page No.
                                                       ----------------------
 3(b)    Copy of Amendment dated April 20, 1993
         to DPL Inc.'s Amended Articles of
         Incorporation..........................

10(d)    Amended description of Directors'
         Deferred Stock Compensation Plan
         effective January 1, 1993..............

10(e)    Amended description of Deferred
         Compensation Plan for Non-Employee
         Directors effective January 1, 1993....

10(f)    Copy of Management Stock Incentive
         Plan amended January 1, 1993...........

13       Copy of DPL Inc.'s 1993 Annual Report
         to Shareholders........................

21       Copy of List of Subsidiaries of
         DPL Inc................................

23       Consent of Price Waterhouse............


Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

(b)  Reports on Form 8-K
     -------------------

          None

                           SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DPL Inc.

                               Registrant



March 15, 1994                 Peter H. Forster
                               ---------------------------------
                                       Peter H. Forster
                                 Chairman, President and Chief
                                     Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



T. J. Danis                 Director                  March 15, 1994
- -------------------------
    (T. J. Danis)


                            Director                  March   , 1994
- -------------------------
    (J. F. Dicke, II)


P. H. Forster               Director and Chairman     March 15, 1994
- -------------------------     (principal executive
    (P. H. Forster)            officer)


Ernie Green                 Director                  March 15, 1994
- -------------------------
    (E. Green)


J. G. Haley                 Director                  March 15, 1994
- -------------------------
    (J. G. Haley)

A. M. Hill                     Director                March 15, 1994
- -------------------------
    (A. M. Hill)


                               Director                March   , 1994
- -------------------------
    (W A. Hillenbrand)


T. M. Jenkins                  Group Vice President    March 15, 1994
- -------------------------        and Treasurer
   (T. M. Jenkins)               (principal financial
                                 and accounting
                                 officer)


                               Director                March   , 1994
- -------------------------
    (R. J. Kegerreis)


                               Director                March   , 1994
- -------------------------
    (B. R. Roberts)



                                                                                     Schedule V - 1993



                                                DPL INC.
                                         PROPERTY AND PLANT (1)
                                  For the year ended December 31, 1993



       COLUMN A                    COLUMN B     COLUMN C      COLUMN D          COLUMN E COLUMN F
       --------                    --------     --------      --------          -------- --------
                                   Balance                                    Other Changes -  Balance
                                  Beginning     Additions    Retirements        Additions  at End
     Classification               of Period      At Cost     or Sales (2)    (Deductions) (3) of Period

- --------------                    -------------------------------Thousands-------------------------------





Utility . . . . . . . . . . . .   $3,128,407    $ 86,385       $10,191         $    89         $3,204,690

Other . . . . . . . . . . . . .       39,214      10,331           620             327             49,252
                                  ----------    --------       -------         --------        ----------
   Total property and plant . .    3,167,621      96,716        10,811             416          3,253,942
                                  ----------    --------       -------         --------        ----------

Construction work in progress .       42,720      (7,855)           -              959             35,824
                                  ----------    --------       -------         --------        ----------
   Total  . . . . . . . . . . .   $3,210,341    $ 88,861       $10,811         $ 1,375         $3,289,766
                                  ==========    ========       =======         =======         ==========


(1)  See Notes 1 and 7 of Notes to Consolidated Financial Statements of the 1993 Annual Report.

(2)  Retirements are at original cost.

(3)  Consists primarily of amortization of acquisition adjustments and other adjustments or transfers between plant accounts.







                                                                                     Schedule V - 1992



                                                  DPL INC.
                                           PROPERTY AND PLANT (1)
                                    For the year ended December 31, 1992



       COLUMN A                    COLUMN B     COLUMN C      COLUMN D          COLUMN E        COLUMN F
       --------                    --------     --------      --------          --------        --------
                                   Balance                                    Other Changes -    Balance
                                  Beginning     Additions    Retirements        Additions        at End
     Classification               of Period      At Cost     or Sales (2)    (Deductions) (3)   of Period
     --------------               -------------------------------Thousands-------------------------------



Utility . . . . . . . . . . . .   $3,088,638    $ 52,737       $12,513         $  (455)        $3,128,407

Other . . . . . . . . . . . . .       38,045       1,262           451             358             39,214
                                  ----------    --------       -------         --------        ----------
   Total property and plant . .    3,126,683      53,999        12,964             (97)         3,167,621
                                  ----------    --------       -------         --------        ----------

Construction work in progress .       36,287       4,973            -            1,460             42,720
                                  ----------    --------       -------         --------        ----------
   Total  . . . . . . . . . . .   $3,162,970    $ 58,972       $12,964         $ 1,363         $3,210,341
                                  ==========    ========       =======         =======         ==========



(1)  See Notes 1 and 3 of Notes to Consolidated Financial Statements of the 1992 Annual Report.

(2)  Retirements are at original cost.

(3)  Consists primarily of amortization of acquisition adjustments and other adjustments or transfers between plant accounts.






                                                                                     Schedule V - 1991



                                                  DPL INC.
                                           PROPERTY AND PLANT (1)
                                    For the year ended December 31, 1991



       COLUMN A                    COLUMN B     COLUMN C      COLUMN D          COLUMN E        COLUMN F
       --------                    --------     --------      --------          --------        --------
                                   Balance                                    Other Changes -    Balance
                                  Beginning     Additions    Retirements        Additions        at End
     Classification               of Period      At Cost     or Sales (2)    (Deductions) (3)   of Period
     --------------               -------------------------------Thousands-------------------------------



Utility . . . . . . . . . . . .   $2,031,737    $1,068,662       $11,294       $  (467)        $3,088,638

Other . . . . . . . . . . . . .       36,971         1,045           387           416             38,045
                                  ----------    ----------       -------       --------        ----------
   Total property and plant . .    2,068,708     1,069,707        11,681           (51)         3,126,683
                                  ----------    ----------       -------       --------        ----------

Construction work in progress .      991,569      (952,316)           -         (2,966)            36,287
                                  ----------    ----------       -------       --------        ----------
   Total  . . . . . . . . . . .   $3,060,277    $  117,391       $11,681       $(3,017)        $3,162,970
                                  ==========    ==========       =======       =======         ==========



(1)  See Notes 1, 2 and 11 of Notes to Consolidated Financial Statements of the 1991 Annual Report.

(2)  Retirements are at original cost.

(3)  Consists primarily of amortization of acquisition adjustments and other adjustments or transfers between plant accounts.








                                                                                       Schedule VI - 1993



                                                 DPL INC.
                              ACCUMULATED DEPRECIATION AND AMORTIZATION (1)
                                   For the year ended December 31, 1993



        COLUMN A                  COLUMN B      COLUMN C       COLUMN D        COLUMN E         COLUMN F
        --------                  --------      --------       --------        --------         --------
                                  Balance at    Additions    Retirements,    Other Changes -     Balance
                                  Beginning     Charged to   Renewals and      Additions         at End
     Classification               of Period      Income      Replacements    (Deductions)       of Period
     --------------               ------------------------------Thousands---------------------------------



Utility . . . . . . . . . . . .   $861,943     $105,460         $10,178        $(2,186)         $955,039

Other . . . . . . . . . . . . .     19,870        2,462             168             (2)           22,162
                                  --------     --------         -------        -------          --------

   Total. . . . . . . . . . . .   $881,813     $107,922 (2)     $10,346        $(2,188) (3)     $977,201
                                  ========     ========         =======        =======          ========



(1)  See Note 1 of Notes to Consolidated Financial Statements of the 1993 Annual Report.

(2)  Additions charged to income--
       Depreciation and amortization expense (per above) . . . . . . . . . . . .   $107,922
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,981
                                                                                   --------
         Total per Consolidated Statement of Results of Operations . . . . . . .   $110,903
                                                                                   ========
(3)  Consists of--
       Depreciation and amortization charged to other accounts . . . . . . . . .        268
       Net removal cost/salvage--
         Removal cost  . . . . . . . . . . .          $(2,316)
         Salvage . . . . . . . . . . . . . .              948
                                                      -------
           Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (1,368)
       Net increase (decrease) in Retirement work in progress. . . . . . . . . .     (1,234)
       Adjustments to previously recorded activity . . . . . . . . . . . . . . .        146
                                                                                   --------
        Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (2,188)
                                                                                   ========





                                                                                       Schedule VI - 1992



                                                 DPL INC.
                              ACCUMULATED DEPRECIATION AND AMORTIZATION (1)
                                   For the year ended December 31, 1992



        COLUMN A                  COLUMN B      COLUMN C       COLUMN D        COLUMN E         COLUMN F
        --------                  --------      --------       --------        --------         --------
                                  Balance at    Additions    Retirements,    Other Changes -     Balance
                                  Beginning     Charged to   Renewals and      Additions         at End
     Classification               of Period      Income      Replacements    (Deductions)       of Period
     --------------               ------------------------------Thousands---------------------------------




Utility . . . . . . . . . . . .   $774,127     $103,353         $12,742        $(2,795)         $861,943

Other . . . . . . . . . . . . .     18,279        1,755             186             22            19,870
                                  --------     --------         -------        -------          --------

   Total. . . . . . . . . . . .   $792,406     $105,108 (2)     $12,928        $(2,773) (3)     $881,813
                                  ========     ========         =======        =======          ========



(1)  See Note 1 of Notes to Consolidated Financial Statements of the 1992 Annual Report.
(2)  Additions charged to income--
       Depreciation and amortization expense (per above) . . . . . . . . . . . .   $105,108
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        488
                                                                                   --------
         Total per Consolidated Statement of Results of Operations . . . . . . .   $105,596
                                                                                   ========
(3)  Consists of--
       Depreciation and amortization charged to other accounts . . . . . . . . .   $    214
       Net removal cost/salvage--
         Removal cost  . . . . . . . . . . .          $(6,589)
         Salvage . . . . . . . . . . . . . .              755
                                                      -------
           Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (5,834)
       Net increase (decrease) in Retirement work in progress. . . . . . . . . .      3,043
       Adjustments to previously recorded activity . . . . . . . . . . . . . . .       (196)
                                                                                   --------
        Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ (2,773)
                                                                                   ========






                                                                                       Schedule VI - 1991



                                                 DPL INC.
                              ACCUMULATED DEPRECIATION AND AMORTIZATION (1)
                                   For the year ended December 31, 1991



        COLUMN A                  COLUMN B      COLUMN C       COLUMN D        COLUMN E         COLUMN F
        --------                  --------      --------       --------        --------         --------
                                  Balance at    Additions    Retirements,    Other Changes -     Balance
                                  Beginning     Charged to   Renewals and      Additions         at End
     Classification               of Period      Income      Replacements    (Deductions)       of Period
     --------------               ------------------------------Thousands---------------------------------



Utility . . . . . . . . . . . .   $698,497      $94,032         $11,294        $(7,108)         $774,127

Other . . . . . . . . . . . . .     16,287        2,102             128             18            18,279
                                  --------      -------         -------        -------          --------

   Total. . . . . . . . . . . .   $714,784      $96,134 (2)     $11,422        $(7,090) (3)     $792,406
                                  ========      =======         =======        =======          ========



(1)  See Note 1 of Notes to Consolidated Financial Statements of the 1991 Annual Report.
(2)  Additions charged to income--
       Depreciation and amortization expense (per above) . . . . . . . . . . . .   $96,134
       Amortization of goodwill  . . . . . . . . . . . . . . . . . . . . . . . .        57
       Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       241
                                                                                   -------
         Total per Consolidated Statement of Results of Operations . . . . . . .   $96,432
                                                                                   =======
(3)  Consists of--
       Depreciation and amortization charged to other accounts . . . . . . . . .   $   509
       Net removal cost/salvage--
         Removal cost  . . . . . . . . . . .          $(6,219)
         Salvage . . . . . . . . . . . . . .              (93)
                                                      -------
           Net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (6,312)
       Net increase (decrease) in Retirement work in progress. . . . . . . . . .    (1,279)
       Adjustments to previously recorded activity . . . . . . . . . . . . . . .        (8)
                                                                                   -------
        Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $(7,090)
                                                                                   ========






                                                                         Schedule VII - 1993




                                           DPL INC.
                     OBLIGATIONS RELATING TO SECURITIES OF OTHER ISSUERS

                                     At December 31, 1993


                                   Title of Issue
      Name of Issuer              of Each Class of                              Nature of
      of Securities                  Securities                Amount           Obligation
- -------------------------     -------------------------    ---------------    ---------------


County of Boone, Kentucky     Collateralized Pollution     $48 million (1)    Principal plus
                              Control Revenue Refunding                       $3.1 million of
                              Bonds                                           interest



(1) DP&L is obligated to pay the principal of and interest on $48 million of 6.50%
    Collateralized Pollution Control Revenue Refunding Bonds Series A Due 2022 issued by Boone
    County, Kentucky.  In December 1992, DP&L transferred $12.7 million of the proceeds from the sale of these bonds to The Cincinnati Gas & Electric Company (CG&E).  CG&E is
    responsible for the payment of the principal and related interest; however, DP&L retains primary liability for the obligations.  This transfer resulted from the reduction of the
    DP&L's ownership share in the first unit at the East Bend generating station, commonly owned with CG&E.








                                                                                       Schedule VIII



                                                 DPL INC.
                                    VALUATION AND QUALIFYING ACCOUNTS

                           For the years ended December 31, 1993, 1992 and 1991

- --------------------------------------------------------------------------------------------------------
                COLUMN A                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
- --------------------------------------------------------------------------------------------------------
                                                              Additions
                                           Balance at    -------------------                   Balance
                                           Beginning     Charged to             Deductions     at End
               Description                 of Period       Income      Other       (1)        of Period
- --------------------------------------------------------------------------------------------------------
                                           ------------------------thousands----------------------------



1993:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 10,461       $ 1,353      $ -        $2,692       $ 9,122


1992:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 11,510       $ 1,675      $ -        $2,724       $10,461


1991:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 10,267       $ 5,058      $ -        $3,815       $11,510





(1) Amounts written off, net of recoveries of accounts previously written off.







                                                                                           Schedule IX

                                                DPL INC.
                                         SHORT-TERM BORROWINGS

                                   For the years 1993, 1992 and 1991


       COLUMN A            COLUMN B      COLUMN C       COLUMN D          COLUMN E          COLUMN F
- -------------------------------------------------------------------------------------------------------
                                                        Maximum           Average           Weighted
      Category of                        Weighted        Amount            Amount           Average
      Aggregate            Balance       Average       Outstanding      Outstanding       Interest Rate
      Short-Term          at End of      Interest       During the       During the        During the
      Borrowings            Period         Rate          Period          Period (1)         Period (1)
- ------------------------------------------------------------------------------------------------------
                        --thousands--                  ---------thousands---------


1993--

  Lines of Credit....      $10,000       3.679%         $24,000           $ 8,399             3.380%

  Commercial Paper...      $15,000       3.339%         $62,000           $ 9,005             3.373%

  Revolving Credit
    Agreement........            -           -          $90,000           $ 5,990             3.848%


1992--

  Commercial Paper...      $62,000       3.550%         $62,000           $19,060             3.650%

  Lines of Credit....            -           -          $52,500           $10,026             4.309%

  Revolving Credit
    Agreement........      $90,000       4.131%         $90,000           $15,890             3.960%


1991--

  Commercial Paper...      $23,500       5.293%         $69,500           $18,704             6.333%

  Lines of Credit....      $21,000       5.214%         $29,000           $10,170             5.896%

  Revolving Credit
  Agreement..........      $40,000       5.500%         $40,000           $ 6,630             6.707%


(1)  Based on daily balances





                                                                                            Schedule X




                                               DPL INC.
                              SUPPLEMENTARY INCOME STATEMENT INFORMATION

                         For the years ended December 31, 1993, 1992 and 1991


- ------------------------------------------------------------------------------------------------------
                    COLUMN A                                               COLUMN B
- ------------------------------------------------------------------------------------------------------
                 Classification                           1993               1992               1991
- ------------------------------------------------------------------------------------------------------
                                                        ------------------thousands------------------
General taxes--



    Property . . . . . . . . . . . . . . . .            $ 56,204           $ 54,302           $42,598

    State public utility excise  . . . . . .              47,014             45,405            44,548

    Payroll and other  . . . . . . . . . . .               8,832              8,768             8,289
                                                        --------           --------           -------
        Total per Consolidated Statement
          of Results of Operation  . . . . .            $112,050           $108,475           $95,435
                                                        ========           ========           =======






                          EXHIBIT INDEX
                          -------------




Exhibit
- -------


 3(b)     Copy of Amendment dated April 20, 1993
          to DPL Inc.'s Amended Articles of
          Incorporation..........................

10(d)     Amended description of Directors'
          Deferred Stock Compensation Plan
          effective January 1, 1993..............

10(e)     Amended description of Deferred
          Compensation Plan for Non-Employee
          Directors effective January 1, 1993....

10(f)     Copy of Management Stock Incentive
          Plan amended January 1, 1993...........

13         Copy of DPL Inc.'s 1993 Annual Report
          to Shareholders........................

21         Copy of List of Subsidiaries of
          DPL Inc................................

23         Consent of Price Waterhouse............