Form 10-Q
period 1994-03-31
DPL INC
filed 1994-05-16
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                               OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
                                        ------   ------

                 Commission File Number   1-9052
                                          ------

                            DPL INC.
     (Exact name of registrant as specified in its charter)

            OHIO                               31-1163136
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

                   Courthouse Plaza Southwest
                       Dayton, Ohio 45402
            (Address of principal executive offices)

                         (513) 224-6000
      (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding
    12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X     No
                             -----      -----
    Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
and Preferred Share Purchase
           Rights                         106,955,602
- - ---------------------------  ----------------------------------
   (Title of each class)       (Outstanding on April 5, 1994)

                            DPL INC.

                             INDEX


                                                    Page No.
                                                    --------
Part I - Financial Information

    Item 1. Financial Statements

              Consolidated Statement of
               Results of Operations                    1

              Consolidated Statement of
               Cash Flows                               2

              Consolidated Balance Sheet                3

              Notes to Consolidated Financial
               Statements                               5

              Operating Statistics                      7

    Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                            9

Part II - Other Information                            11

Signatures                                             13

                CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                                    DPL Inc.
                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                             1994        1993
                                                             ----        ----
                                                              --thousands--
INCOME
Utility service revenues . . . . . . . . . . . .            $372,115   $345,842
Interest and other income  . . . . . . . . . . .               4,536      6,218
                                                            --------   --------
      Total Income . . . . . . . . . . . . . . .             376,651    352,060
                                                            --------   --------

EXPENSES
Fuel used in electric and steam production . . .              58,681     59,471
Gas purchased for resale . . . . . . . . . . . .              79,215     72,797
Operating and administrative . . . . . . . . . .              44,429     49,512
Maintenance of equipment and facilities  . . . .              16,166     13,024
Depreciation and amortization  . . . . . . . . .              28,555     27,509
General taxes  . . . . . . . . . . . . . . . . .              29,055     27,531
Interest expense . . . . . . . . . . . . . . . .              23,428     25,930
Allowance for funds used during construction . .                (205)       114
Regulatory deferrals (Note 3)  . . . . . . . . .               2,630     (6,151)
Preferred dividend requirements of
    The Dayton Power and Light Company . . . . .               2,120      2,311
                                                            --------   --------

       Total Expenses  . . . . . . . . . . . . .             284,074    272,048
                                                            --------   --------

Income Before Income Taxes . . . . . . . . . . .              92,577     80,012

Income Taxes . . . . . . . . . . . . . . . . . .              37,225     26,783
                                                            --------   --------

Net Income . . . . . . . . . . . . . . . . . . .            $ 55,352   $ 53,229
                                                            ========   ========

Average Number of Common Shares
  Outstanding (000)(a) . . . . . . . . . . . . .              97,931     97,806

Earnings Per Share of Common Stock (a) . . . . .            $   0.57   $   0.54
Dividends Paid Per Share of Common Stock . . . .            $  0.295   $   0.28

(a) Average shares and earnings per share for 1993 were restated to reflect adoption of a new Financial Accounting Standards Board approved Statement of Position on accounting for Employee Stock Ownership Plans.

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                  CONSOLIDATED STATEMENT OF CASH FLOWS

                                                DPL Inc.
                                                                                  Three Months Ended
                                                                                        March 31
                                                                                  ------------------
                                                                                    1994        1993
                                                                                    ----        ----
                                                                                      --thousands--
Operating Activities
- - --------------------
  Cash received from utility customers . . . . . . . . . . . . . . . . . .       $ 355,183    $ 314,634
  Other operating cash receipts  . . . . . . . . . . . . . . . . . . . . .           3,967        5,975
  Cash paid for:
    Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . .         (57,443)     (54,225)
    Purchased gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (53,057)     (42,425)
    Operation and maintenance labor  . . . . . . . . . . . . . . . . . . .         (25,564)     (20,953)
    Non-labor operating expenditures . . . . . . . . . . . . . . . . . . .         (43,293)     (76,355)
    Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . .         (25,127)     (10,888)
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (488)       3,651
    Property, excise and payroll taxes . . . . . . . . . . . . . . . . . .         (45,768)     (41,200)
                                                                                 ---------    ---------
  Net cash provided by operating activities  . . . . . . . . . . . . . . .         108,410       78,214
                                                                                 ---------    ---------
Investing Activities
- - --------------------
  Net cash used for property expenditures and other  . . . . . . . . . . .         (27,155)     (18,739)
                                                                                 ---------    ---------
Financing Activities
- - --------------------
  Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . .         (28,836)     (28,683)
  Retirement of short-term debt  . . . . . . . . . . . . . . . . . . . . .         (25,000)    (152,000)
  Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . .             (38)    (330,035)
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .               -      536,000
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .           4,799            -
                                                                                 ---------    ---------
  Net cash provided by (used for) financing activities . . . . . . . . . .         (49,075)      25,282
                                                                                 ---------    ---------

  Net increase (decrease) in cash and temporary cash investments . . . . .          32,180       84,757

Cash and temporary cash investments at beginning of period . . . . . . . .          81,640      108,102
                                                                                 ---------    ---------

Cash and temporary cash investments at end of period . . . . . . . . . . .       $ 113,820    $ 192,859
                                                                                 =========    =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET

                                                 DPL Inc.

                                                                                 At              At
                                                                              March 31,     December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
ASSETS
Utility property and plant. . . . . . . . . . . . . . . . . . . . . . . .  $3,217,601       $3,204,690
Other property and plant  . . . . . . . . . . . . . . . . . . . . . . . .      52,097           49,252
Construction work in progress . . . . . . . . . . . . . . . . . . . . . .      35,828           35,824
                                                                           ----------       ----------
                                                                            3,305,526        3,289,766
Less--
  Accumulated depreciation and amortization . . . . . . . . . . . . . . .  (1,002,141)        (977,201)
                                                                           ----------       ----------
    Net property and plant  . . . . . . . . . . . . . . . . . . . . . . .   2,303,385        2,312,565
                                                                           ----------       ----------
Current Assets
Cash and temporary cash investments, at cost. . . . . . . . . . . . . . .     113,820           81,640
Accounts receivable, less provision for uncollectible accounts (Note 2) .     211,637          135,025
Inventories, at average cost  . . . . . . . . . . . . . . . . . . . . . .      70,095           86,386
Taxes applicable to subsequent years  . . . . . . . . . . . . . . . . . .      46,682           72,751
Gas costs recoverable . . . . . . . . . . . . . . . . . . . . . . . . . .      11,158           23,052
Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . . .      42,310           41,736
                                                                           ----------       ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .     495,702          440,590
                                                                           ----------       ----------

Other Assets
Regulatory deferrals (Note 3) . . . . . . . . . . . . . . . . . . . . . .     175,471          172,832
Income taxes recoverable through future revenues  . . . . . . . . . . . .     263,944          269,144
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     116,048          109,899
                                                                           ----------       ----------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .     555,463          551,875
                                                                           ----------       ----------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,354,550       $3,305,030
                                                                           ==========       ==========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET
                                               (continued)
                                                 DPL Inc.

                                                                                At               At
                                                                             March 31,      December 31,
                                                                               1994             1993
                                                                           -------------    ------------
                                                                                  --thousands--
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity--
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,070       $    1,035
  Other paid-in capital (Note 2)  . . . . . . . . . . . . . . . . . . . .     776,320          708,151
  Common stock held by employee plans . . . . . . . . . . . . . . . . . .    (106,481)        (105,217)
  Earnings reinvested in the business . . . . . . . . . . . . . . . . . .     449,189          423,363
                                                                           ----------       ----------
    Total common shareholders' equity . . . . . . . . . . . . . . . . . .   1,120,098        1,027,332

Preferred stock of The Dayton Power and Light Company--
  Without mandatory redemption provisions . . . . . . . . . . . . . . . .      82,850           82,850
  With mandatory redemption provisions  . . . . . . . . . . . . . . . . .      30,000           30,000
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,102,868        1,102,889
                                                                           ----------       ----------
      Total capitalization  . . . . . . . . . . . . . . . . . . . . . . .   2,335,816        2,243,071
                                                                           ----------       ----------
Current Liabilities
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      91,204          113,075
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           25,000
Current portion of first mortgage bonds and preferred stock . . . . . . .       8,980            8,980
Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     128,204          114,389
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,162           24,338
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      33,448           51,434
                                                                           ----------       ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .     283,998          337,216
                                                                           ----------       ----------

Deferred Credits and Other
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     517,478          519,319
Unamortized investment tax credit . . . . . . . . . . . . . . . . . . . .      84,384           85,139
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     132,874          120,285
                                                                           ----------       ----------
      Total deferred credits and other  . . . . . . . . . . . . . . . . .     734,736          724,743
                                                                           ----------       ----------

Total Capitalization and Liabilities  . . . . . . . . . . . . . . . . . .  $3,354,550       $3,305,030
                                                                           ==========       ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            Notes to Consolidated Financial Statements


1. On March 1, 1994, 245,604 shares of common stock valued at $4.8 million were issued to participants in the dividend reinvestment plan.


2. On March 28, 1994, DPL Inc. issued 3,200,000 shares of common stock through an Underwriting Agreement. The net proceeds of $63.2 million, included in Accounts Receivable and Other Paid-In Capital at March 31, 1994, were contributed to DPL Inc.'s principal subsidiary, The Dayton Power and Light Company. DP&L used the funds, along with internal cash, to redeem all of the outstanding shares of its Preferred Stock Series D, E, F, H and I on May 6, 1994. The common stock issue increases DPL Inc.'s total outstanding common shares to 106,955,602.


3.  Pursuant to the Public Utilities Commission of Ohio
("PUCO")-approved phased in electric rate increase, the third and final increase of 6.4% took effect January 1, 1994. Deferrals
(including carrying charges) which were capitalized through 1993, are being recovered over seven years commencing in 1994.


Regulatory deferrals on the balance sheet were:

                                   March 31,      Dec. 31,
                                     1994           1993
                                   --------       -------
                                         --millions--

Phase-in                            $ 83.5        $ 85.8
Demand Side Management                28.9          23.3
Deferred interest-Zimmer              63.1          63.7
                                    ------        ------
     Total                          $175.5        $172.8
                                    ======        ======

4.      Statement of Cash Flow Reconciliation

        Reconciliation of Net Income to Net Cash Provided by
Operating Activities:

                                               Three Months Ended
                                                    March 31
                                                1994       1993
                                                ----       ----
                                                 --millions--

Net Income . . . . . . . . . . . . . . . . .  $ 55.3      $ 53.2
Adjustments for non-cash items:
  Depreciation and amortization  . . . . . .    28.6        27.5
  Deferred income taxes  . . . . . . . . . .    (3.8)        2.7
  Taxes applicable to subsequent years . . .    26.2        25.4
  Allowance for equity funds used
    during construction  . . . . . . . . . .    (0.1)        0.1
  Regulatory deferrals (Note 3)  . . . . . .     2.6        (6.1)
Changes in Working Capital:
  Accounts receivable and unbilled revenue .   (15.7)      (24.8)
  Accounts payable . . . . . . . . . ..  . .   (20.6)      (10.9)
  Other  . . . . . . . . . . . . . . . . . .    27.4        31.9
Other operating activities . . . . . . . . .     8.5       (20.8)
                                              ------      ------
Net cash provided by operating activities  .  $108.4      $ 78.2
                                              ======      ======


5. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

6. The consolidated financial statements in this report have been prepared by DPL Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1993 Annual Report on Form 10-K.

        The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                             OPERATING STATISTICS

                      The Dayton Power and Light Company




                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                          1994         1993
                                                          ----         ----
ELECTRIC
Sales (millions of kWh)--
  Residential . . . . . . . . . . . . . . . . .           1,426        1,372
  Commercial  . . . . . . . . . . . . . . . . .             749          733
  Industrial  . . . . . . . . . . . . . . . . .           1,039          941
  Other . . . . . . . . . . . . . . . . . . . .             544          843
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .           3,758        3,889

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .         115,575      105,215
  Commercial  . . . . . . . . . . . . . . . . .          53,005       48,548
  Industrial  . . . . . . . . . . . . . . . . .          55,170       47,794
  Other . . . . . . . . . . . . . . . . . . . .          26,548       31,391
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .         250,298      232,948

Other Electric Statistics--
  Average price per kWh--
    retail and wholesale customers (cents)  . .            6.60         5.92
  Fuel cost per net kWh
    generated (cents) . . . . . . . . . . . . .            1.47         1.42
  Electric customers at end of period . . . . .         465,934      461,464
  Average kWh use per residential customer  . .           3,417        3,317
  Peak demand--maximum
    one hour use (mw), (net)  . . . . . . . . .           2,747        2,434



                              OPERATING STATISTICS
                                  (continued)

                       The Dayton Power and Light Company




                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                          1994        1993
                                                          ----        ----

GAS
Sales (thousands of mcf)--
  Residential . . . . . . . . . . . . . . . . .          14,753       13,952
  Commercial  . . . . . . . . . . . . . . . . .           4,284        3,911
  Industrial  . . . . . . . . . . . . . . . . .           1,894        1,503
  Other . . . . . . . . . . . . . . . . . . . .           1,415        1,389
  Transportation gas delivered  . . . . . . . .           5,177        4,342
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .          27,523       25,097

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          79,004       73,744
  Commercial  . . . . . . . . . . . . . . . . .          21,905       19,905
  Industrial  . . . . . . . . . . . . . . . . .           8,797        7,128
  Other . . . . . . . . . . . . . . . . . . . .           9,170        9,353
                                                        -------      -------
    Total . . . . . . . . . . . . . . . . . . .         118,876      110,130

Other Gas Statistics--
  Average price per mcf--
    retail customers (dollars)  . . . . . . . .            5.21         5.17
  Gas customers at end of period  . . . . . . .         287,640      284,820

DEGREE DAYS (based on calendar month)--

  Heating . . . . . . . . . . . . . . . . . . .           3,194        2,953
  Cooling . . . . . . . . . . . . . . . . . . .               0            0


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         DPL Inc.'s earnings for the first quarter of 1994 are $0.57 per share, up from $0.54 per share in the first quarter of 1993. The improved first quarter earnings are due to continued cost containment and increased energy sales, resulting from the strong West Central Ohio economy and cold winter weather. Electric retail sales grew 5% in the first quarter with business sales increasing 7%. On January 18, 1994, DP&L's customers established a new winter peak electricity usage of 2,747 MW, exceeding the previous winter peak by 9%. Natural gas sales increased by 10% over the first quarter of 1993.

         Earnings per share for 1993 were restated from $0.52 to $0.54 reflecting adoption of a new Financial Accounting
Standards Board approved Statement of Position on accounting for Employee Stock Ownership Plans.

         An analysis of the financial condition and results of operation for the first quarter ended March 31, 1994 and 1993 is discussed below.


Financial Condition
- - -------------------

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

         In late March and early April 1994, DPL Inc. completed a public offering of 3.2 million common shares. The net proceeds were used on May 6, 1994, along with internal cash, to redeem all of the outstanding shares of DP&L's Preferred Stock Series D, E, F, H and I. The preferred dividend savings will have a positive impact on earnings and will offset the impact of the additional common shares issued.

         As of March 31, 1994, DPL Inc.'s cash and temporary cash investment balance was $114 million.

         DP&L has available to it $97 million in short-term informal lines of credit. As of March 31, 1994, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of March 31, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the PUCO to issue long and short-term debt up to a maximum limit of $300 million which could include loans from DPL Inc. under the terms of the Credit Agreement. DP&L's short-term debt is limited to up to $200 million pursuant to that PUCO authorization.

         DPL Inc. anticipates that it has sufficient capacity to issue First Mortgage Bonds of DP&L to satisfy its requirements in connection with the financing of its construction and refunding programs during the five year period 1994-1998.


Results of Operations
- - ---------------------

         Electric revenues increased $17.3 million for the first quarter of 1994. Total retail electric sales increased 5% due to cold weather and the strong local economy. Implementation of the third and final phase of the electric rate increase of 6.4% effective in January 1994 also contributed to the increase in revenues.

         Fuel used in electric and steam production decreased
$0.8 million from last year. A decrease in purchased power costs resulted from lower sales to other utilities.

         Gas revenues and gas purchased for resale increased
$8.7 million and $6.4 million respectively, over the first quarter of 1993. The higher amounts resulted from a weather-related gas retail sales increase of 8% and a higher gas cost recovery factor.

         Operating and administrative expenses decreased $5.1 million in 1994 as compared to 1993. Bond redemption costs of $15 million are included in the 1993 expenses, partially offset in 1994 by increased benefits and claims costs.

         Maintenance expenses increased $3.1 million over the first quarter of 1993 due to generating station and distribution maintenance activities.

         Interest expense decreased $2.5 million in 1994 due to the issuance of new First Mortgage Bonds in 1993 overlapping the related debt series to be redeemed and lower interest rates on long term debt obtained through refinancings.

         Phase-in deferrals capitalized in years prior to 1994 are being recovered over a seven year period commencing in 1994.

         Income taxes increased $10.4 million over the first quarter of 1993 resulting from a corresponding increase in taxable income over the same period a year ago.

                   Part II.  Other Information
                   ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders

         At DPL Inc.'s Annual Meeting of Shareholders held on April 19, 1994, three directors of DPL Inc. were elected, each of whom will serve a three year term expiring in 1997. The nominees were elected as follows: Ernie Green, 90,918,169 shares FOR, 989,620 shares WITHHELD; David R. Holmes, 90,677,633 shares FOR, 1,230,156 shares WITHHELD; and
Burnell R. Roberts, 90,959,663 shares FOR, 948,126 shares
WITHHELD.


Item 5.  Other Information.


Gas Operations and Gas Supply
- - -----------------------------

         The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which require a tariff providing the prices, terms and conditions for such service. DP&L filed a transportation tariff to comply with these guidelines in December 1993. That tariff was approved by the PUCO on March 30, 1994 and became effective on April 6, 1994. The tariff governs DP&L's sales to end-use transportation customers. For the twelve months ended March 31, 1994, DP&L had 208 end-use customers transporting 14.2 million cubic feet of natural gas under pre-existing natural gas trans-portation agreements or this tariff.


Rate Regulations and Government Legislation
- - -------------------------------------------

         DP&L has in place a percentage of income payment plan ("PIPP") for eligible low-income households as required by the PUCO. This plan prohibits disconnections for nonpayment of customer bills if eligible low-income households pay a specified percentage of their household income toward their utility bill. The PUCO has approved a surcharge by way of a temporary base rate tariff rider which allows companies to recover arrearages accumulated under PIPP. In 1993 DP&L reached a settlement with the PUCO staff, the Office of the Ohio Consumers' Counsel and the Legal Aid Society to provide new and expanded programs for PIPP eligible customers. The expanded programs include greater arrears crediting, lower monthly payments, educational programs and information reports. In exchange, DP&L may accelerate recovery of PIPP and pre-PIPP arrearages and recover program costs. The settlement also established a four year moratorium on changes to the program. The PUCO approved the settlement on December 2, 1993. Pursuant to the terms of the settlement, DP&L filed an application on January 21, 1994 to lower its PIPP rate. The application was approved by the PUCO on March 24, 1994.


Item 6.  Exhibits and Reports on Form 8-K.

(b) Reports on Form 8-K
    -------------------

         No reports on Form 8-K were filed by DPL Inc. during the quarter ended March 31, 1994.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          DPL INC.
                               ----------------------------------
                                        (Registrant)





Date:  May 16, 1994            Stephen F. Koziar
- - ------------------------       ----------------------------------
                               Stephen F. Koziar
                               Group Vice President






Date:  May 16, 1994            Thomas M. Jenkins
- - ------------------------       ----------------------------------
                               Thomas M. Jenkins
                               Group Vice President and Treasurer
                               (Principal Financial Officer)