Form 10-Q
period 1994-06-30
DPL INC
filed 1994-08-15
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

                         Yes   X     No
                             -----      -----
    Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
and Preferred Share Purchase
           Rights                         107,193,791
- ---------------------------  ----------------------------------
   (Title of each class)       (Outstanding at June 30, 1994)

                            DPL INC.

                             INDEX


                                                    Page No.
                                                    --------
Part I - Financial Information

    Item 1. Financial Statements

              Consolidated Statement of
               Results of Operations                    1

              Consolidated Statement of
               Cash Flows                               2

              Consolidated Balance Sheet                3

              Notes to Consolidated Financial
               Statements                               5

              Operating Statistics                      7

    Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                            9

Part II - Other Information                            12

Signatures                                             15

                             CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                                                DPL Inc.
                                                            Three Months Ended       Six Months Ended
                                                                 June 30                  June 30
                                                             1994        1993        1994        1993
                                                             ----        ----        ----        ----
                                                              --thousands--            --thousands--

INCOME
Utility service revenues . . . . . . . . . . . .            $257,239   $238,006    $629,354   $583,848
Interest and other income  . . . . . . . . . . .              10,358     11,084      14,894     17,302
                                                            --------   --------    --------   --------
      Total Income . . . . . . . . . . . . . . .             267,597    249,090     644,248    601,150

EXPENSES
Fuel used in electric and steam production . . .              54,749     50,750     113,430    110,221
Gas purchased for resale . . . . . . . . . . . .              17,572     17,658      96,787     90,455
Operating and administrative . . . . . . . . . .              34,505     43,154      78,934     92,667
Maintenance of equipment and facilities  . . . .              18,358     16,514      34,524     29,538
Depreciation and amortization  . . . . . . . . .              28,586     27,577      57,142     55,085
General taxes  . . . . . . . . . . . . . . . . .              28,950     27,726      58,005     55,257
Interest expense . . . . . . . . . . . . . . . .              23,247     23,148      46,675     49,078
Allowance for funds used during construction . .                 (49)      (301)       (254)      (187)
Regulatory deferrals . . . . . . . . . . . . . .               2,682     (6,316)      5,312    (12,467)
Preferred dividend requirements of
    The Dayton Power and Light Company . . . . .               2,111      2,158       4,231      4,469
                                                            --------   --------    --------   --------

      Total Expenses . . . . . . . . . . . . . .             210,711    202,068     494,786    474,116
                                                            --------   --------    --------    -------

Income Before Income Taxes . . . . . . . . . . .              56,886     47,022     149,462    127,034

Income Taxes . . . . . . . . . . . . . . . . . .              21,984     15,682      59,208     42,465
                                                            --------   --------    --------   --------

Net Income . . . . . . . . . . . . . . . . . . .            $ 34,902   $ 31,340    $ 90,254   $ 84,569
                                                            ========   ========    ========   ========

Average Number of Common Shares
    Outstanding (000)(a) . . . . . . . . . . . .             101,234     97,708      99,591     97,757

Earnings Per Share of Common Stock (a) . . . . .            $   0.34   $   0.33    $   0.91    $  0.87
Dividends Paid Per Share of Common Stock . . . .            $  0.295   $   0.28    $   0.59    $  0.56


(a) Average shares and earnings per share for 1993 were restated to reflect adoption of a new Financial Accounting Standards Board approved Statement of Position on accounting for Employee Stock Own Plans.

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  DPL Inc.
                                                                                    Six Months Ended
                                                                                        June 30
                                                                                  ------------------
                                                                                    1994        1993
                                                                                    ----        ----
                                                                                      --thousands--
Operating Activities
- --------------------
  Cash received from utility customers . . . . . . . . . . . . . . . . . .       $ 650,197    $ 597,410
  Other operating cash receipts  . . . . . . . . . . . . . . . . . . . . .          13,095       11,997
  Cash paid for:
    Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . .        (120,333)    (105,301)
    Purchased gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (87,772)     (83,309)
    Operation and maintenance labor  . . . . . . . . . . . . . . . . . . .         (46,260)     (41,224)
    Non-labor operating expenditures . . . . . . . . . . . . . . . . . . .         (80,413)    (132,334)
    Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . .         (46,051)     (36,332)
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (46,059)     (28,293)
    Property, excise and payroll taxes . . . . . . . . . . . . . . . . . .         (65,735)     (63,733)
                                                                                 ---------    ---------
  Net cash provided by operating activities  . . . . . . . . . . . . . . .         170,669      118,881
                                                                                 ---------    ---------
Investing Activities
- --------------------
  Net cash used for property expenditures and other  . . . . . . . . . . .         (44,606)     (57,625)
                                                                                 ---------    ---------
Financing Activities
- --------------------
  Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . .         (58,646)     (57,353)
  Retirement of preferred stock  . . . . . . . . . . . . . . . . . . . . .         (94,249)      (8,500)
  Retirement of short-term debt  . . . . . . . . . . . . . . . . . . . . .         (25,000)    (127,300)
  Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . .          (3,137)    (433,131)
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .               -      536,000
  Issuance of common stock (Note 1)  . . . . . . . . . . . . . . . . . . .          72,857            -
                                                                                 ---------    ---------
  Net cash used for financing activities . . . . . . . . . . . . . . . . .        (108,175)     (90,284)
                                                                                 ---------    ---------

  Net increase (decrease) in cash and temporary cash investments . . . . .          17,888      (29,028)

Cash and temporary cash investments at beginning of period . . . . . . . .          81,640      108,102
                                                                                 ---------    ---------

Cash and temporary cash investments at end of period . . . . . . . . . . .       $  99,528    $  79,074
                                                                                 =========    =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET

                                                 DPL Inc.

                                                                                 At              At
                                                                              June 30,      December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
ASSETS
Utility property and plant. . . . . . . . . . . . . . . . . . . . . . . .  $3,225,019       $3,204,690
Other property and plant  . . . . . . . . . . . . . . . . . . . . . . . .      60,544           55,474
Construction work in progress . . . . . . . . . . . . . . . . . . . . . .      40,670           35,824
                                                                           ----------       ----------
                                                                            3,326,233        3,295,988
Less--
  Accumulated depreciation and amortization . . . . . . . . . . . . . . .  (1,026,501)        (977,201)
                                                                           ----------       ----------
    Net property and plant  . . . . . . . . . . . . . . . . . . . . . . .   2,299,732        2,318,787
                                                                           ----------       ----------
Current Assets
Cash and temporary cash investments, at cost. . . . . . . . . . . . . . .      99,528           81,640
Accounts receivable, less provision for uncollectible accounts . .  . . .      98,916          135,025
Inventories, at average cost  . . . . . . . . . . . . . . . . . . . . . .      79,123           86,386
Taxes applicable to subsequent years  . . . . . . . . . . . . . . . . . .      72,853           72,751
Gas costs recoverable . . . . . . . . . . . . . . . . . . . . . . . . . .       2,877           23,052
Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . . .      10,334           41,736
                                                                           ----------       ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .     363,631          440,590
                                                                           ----------       ----------

Other Assets
Regulatory deferrals (Note 3) . . . . . . . . . . . . . . . . . . . . . .     177,441          172,832
Income taxes recoverable through future revenues  . . . . . . . . . . . .     259,341          269,144
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     125,660          103,677
                                                                           ----------       ----------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .     562,442          545,653
                                                                           ----------       ----------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,225,805       $3,305,030
                                                                           ==========       ==========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET
                                               (continued)
                                                 DPL Inc.

                                                                                At               At
                                                                             June 30,       December 31,
                                                                               1994             1993
                                                                           -------------    ------------
                                                                                  --thousands--
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity--
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,072       $    1,035
  Other paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .     781,158          708,151
  Common stock held by employee plans . . . . . . . . . . . . . . . . . .    (106,712)        (105,217)
  Earnings reinvested in the business . . . . . . . . . . . . . . . . . .     424,334          423,363
                                                                           ----------       ----------
    Total common shareholders' equity . . . . . . . . . . . . . . . . . .   1,099,852        1,027,332

Preferred stock of The Dayton Power and Light Company--
  Without mandatory redemption provisions (Note 2). . . . . . . . . . . .      22,851           82,850
  With mandatory redemption provisions (Note 2) . . . . . . . . . . . . .           -           30,000
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,099,785        1,102,889
                                                                           ----------       ----------
      Total capitalization  . . . . . . . . . . . . . . . . . . . . . . .   2,222,488        2,243,071
                                                                           ----------       ----------
Current Liabilities
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      78,216          113,075
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           -           25,000
Current portion of first mortgage bonds and preferred stock . . . . . . .       4,730            8,980
Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     106,978          114,389
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      24,107           24,338
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,461           51,434
                                                                           ----------       ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .     266,492          337,216
                                                                           ----------       ----------

Deferred Credits and Other
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     515,731          519,319
Unamortized investment tax credit . . . . . . . . . . . . . . . . . . . .      82,994           85,139
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     138,100          120,285
                                                                           ----------       ----------
      Total deferred credits and other  . . . . . . . . . . . . . . . . .     736,825          724,743
                                                                           ----------       ----------

Total Capitalization and Liabilities  . . . . . . . . . . . . . . . . . .  $3,225,805       $3,305,030
                                                                           ==========       ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            Notes to Consolidated Financial Statements

1. On June 1, 1994, 238,190 shares of common stock valued at $4.8 million were issued to participants in the dividend reinvestment plan.

2. On March 28, 1994, DPL Inc. issued 3,200,000 shares of common stock through an Underwriting Agreement. The net proceeds of $63.2 million were contributed to DPL Inc.'s principal subsidiary, The Dayton Power and Light Company ("DP&L"). DP&L used the funds, along with internal cash, to redeem all of the outstanding shares of its Preferred Stock Series D, E, F, H and I On May 6, 1994.

3.  Regulatory deferrals on the balance sheet consist of:

                                   June 30,       Dec. 31,
                                     1994           1993
                                   --------       -------
                                         --millions--

Phase-in                            $ 81.1        $ 85.8
Demand-side management                34.0          23.3
Deferred interest-Zimmer              62.3          63.7
                                    ------        ------
     Total                          $177.4        $172.8
                                    ======        ======


4.  Statement of Cash Flow Reconciliation

    Reconciliation of Net Income to Net Cash Provided by
Operating Activities:

                                               Six Months Ended
                                                    June 30
                                                1994       1993
                                                ----       ----
                                                 --millions--

Net Income . . . . . . . . . . . . . . . . .  $ 90.3      $ 84.6
Adjustments for non-cash items:
  Depreciation and amortization  . . . . . .    57.1        55.1
  Deferred income taxes  . . . . . . . . . .    (2.2)        5.2
  Taxes applicable to subsequent years . . .    53.5        51.1
  Allowance for equity funds used
    during construction  . . . . . . . . . .    (0.1)       (0.1)
  Regulatory deferrals . . . . . . . . . . .     5.3       (12.5)
Changes in Working Capital:
  Accounts receivable and unbilled revenue .    35.2         5.5
  Accounts payable . . . . . . . . . . . . .   (34.6)      (30.9)
  Other  . . . . . . . . . . . . . . . . . .   (24.9)      (14.0)
Other operating activities . . . . . . . . .    (8.9)      (25.1)
                                              ------      ------
Net cash provided by operating activities  .  $170.7      $118.9
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

                                        OPERATING STATISTICS

                                 The Dayton Power and Light Company




                                                         Three Months Ended              Six Month Ended
                                                              June 30                        June 30
                                                          1994         1993               1994      1993
                                                          ----         ----               ----      ----
ELECTRIC
Sales (millions of kWh)--
  Residential . . . . . . . . . . . . . . . . .             970          925             2,396       2,297
  Commercial  . . . . . . . . . . . . . . . . .             727          691             1,476       1,424
  Industrial  . . . . . . . . . . . . . . . . .           1,102        1,038             2,141       1,979
  Other . . . . . . . . . . . . . . . . . . . .             617          681             1,161       1,524
                                                        -------      -------           -------     -------
    Total . . . . . . . . . . . . . . . . . . .           3,416        3,335             7,174       7,224

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          87,202       78,512           202,777     183,727
  Commercial  . . . . . . . . . . . . . . . . .          53,232       47,098           106,237      95,646
  Industrial  . . . . . . . . . . . . . . . . .          57,461       52,175           112,631      99,969
  Other . . . . . . . . . . . . . . . . . . . .          28,415       29,098            54,963      60,489
                                                        -------      -------           -------     -------
    Total . . . . . . . . . . . . . . . . . . .         226,310      206,883           476,608     439,831

Other Electric Statistics--
  Average price per kWh--
    retail and wholesale customers (cents)  . .            6.56         6.11              6.58        6.01
  Fuel cost per net kWh
    generated (cents) . . . . . . . . . . . . .            1.39         1.36              1.43        1.40
  Electric customers at end of period . . . . .         466,716      461,276           466,716     461,276
  Average kWh use per residential customer  . .           2,322        2,233             5,739       5,550
  Peak demand--maximum
    one hour use (mw), (net)  . . . . . . . . .           2,824        2,449             2,824       2,449



                                             OPERATING STATISTICS
                                                 (continued)

                                      The Dayton Power and Light Company




                                                         Three Months Ended       Six Months Ended
                                                              June 30                 June 30
                                                         ------------------       ----------------
                                                          1994        1993         1994       1993
                                                          ----        ----         ----       ----

GAS
Sales (thousands of mcf)--
  Residential . . . . . . . . . . . . . . . . .           3,497        3,459       18,250     17,411
  Commercial  . . . . . . . . . . . . . . . . .             952        1,076        5,236      4,987
  Industrial  . . . . . . . . . . . . . . . . .             341          452        2,235      1,955
  Other . . . . . . . . . . . . . . . . . . . .             371          415        1,786      1,804
  Transportation gas delivered  . . . . . . . .           3,285        2,951        8,462      7,293
                                                         ------       ------       ------     ------
    Total . . . . . . . . . . . . . . . . . . .           8,446        8,353       35,969     33,450

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          20,138       19,337       99,142     93,081
  Commercial  . . . . . . . . . . . . . . . . .           4,958        5,275       26,863     25,180
  Industrial  . . . . . . . . . . . . . . . . .           1,801        2,097       10,598      9,225
  Other . . . . . . . . . . . . . . . . . . . .           3,525        3,987       12,695     13,340
                                                        -------      -------      -------    -------
    Total . . . . . . . . . . . . . . . . . . .          30,422       30,696      149,298    140,826

Other Gas Statistics--
  Average price per mcf--
    retail customers (dollars)  . . . . . . . .            5.55         5.30         5.28       5.20
  Gas customers at end of period  . . . . . . .         287,271      284,193      287,271    284,193

DEGREE DAYS (based on calendar month)--

  Heating . . . . . . . . . . . . . . . . . . .             600          625        3,794      3,578
  Cooling . . . . . . . . . . . . . . . . . . .             350          226          350        226



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         DPL Inc.'s earnings for the second quarter of 1994 were $0.34 per share, compared to $0.33 per share a year ago. Earnings for the first six months of 1994 increased to $0.91 per share, from $0.87 per share for the same period in 1993. Electric sales were strong, reflecting significantly warmer weather and the continued strength of the West Central Ohio economy. DP&L's customers recently set an all time peak demand for electricity usage of 2,824 MW on June 20. Year-to-date electric and natural gas retail sales have both increased 5% over the prior year.

          Earnings per share for 1993 were restated from $0.31 and $0.83, respectively, for the three and six months ended
June 30 to reflect adoption of a new Financial Accounting
Standards Board approved Statement of Position on accounting for Employee Stock Ownership Plans.

         An analysis of the financial condition and results of operations for the second quarter and six months ended June 30, 1994 and 1993 is discussed below.

Financial Condition
- -------------------

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

         As of June 30, 1994, DPL Inc.'s cash and temporary cash investment balance was $99.5 million.

         DP&L has available to it $97 million in short-term informal lines of credit. As of June 30, 1994, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of June 30, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

         DPL Inc. anticipates that it has sufficient capacity to issue First Mortgage Bonds of DP&L to satisfy its requirements in connection with the financing of its construction and refunding programs during the five year period 1994-1998.


Results of Operations
- ---------------------

         Electric revenues increased $19.4 million and $36.8 million, respectively, for the second quarter and six months ended June 30, 1994, over the corresponding periods in 1993. Energy sales remained strong in the second quarter and first half of 1994 reflecting the continued strength of the West Central Ohio economy and unusually warm weather. Total retail electric sales increased 5% for the first six months of the year, contributing to the increases in revenues. The electric revenue increase also includes the effects of the last step of the electric rate increase.

         Fuel used in electric and steam production increased
$4.0 million and $3.2 million, respectively, over the second quarter and year-to-date 1993, primarily related to increased electric sales.

         Gas revenues and gas purchased for resale remained constant for the quarter compared to the corresponding quarter last year. Year-to-date gas revenues and gas purchased for resale increased $8.5 million and $6.3 million, respectively, over the same period in 1993. The higher amounts resulted from a total gas sales increase of 8% and a higher gas cost recovery factor.

         Interest and other income decreased in the second quarter and first six months of 1994 from 1993 amounts. The
1994 periods included $3.4 million of interest on federal income tax refunds compared to $5.8 million in 1993.

         Operating and administrative expenses decreased $8.6 million during the second quarter and $13.7 million year-to-date from the same periods a year ago. Bond redemption costs of $15 million and $7.5 million were incurred in the first and second quarters of 1993. Benefits and claims costs increased in 1994 versus 1993.

         Maintenance expenses increased $1.8 million and $5.0 million, respectively, for the second quarter and six months ended June 30, 1994, over the corresponding periods in 1993 due to electric generating station maintenance activities.

         General taxes expense increased $1.2 million during the second quarter and $2.7 million year-to-date over the same periods a year ago. The increase is primarily related to higher gross receipts taxes due to higher revenues.

         Interest expense decreased $2.5 million year-to-date in 1994 due to the issuances of First Mortgage Bonds in 1993 overlapping the related debt series which were subsequently redeemed in 1993 and lower interest rates on long term debt obtained through the refinancings.

         Phase-in deferrals capitalized in years prior to 1994 are being recovered over a seven year period commencing in 1994.

         Income taxes increased $6.3 million and $16.7 million, respectively, for the second quarter and year-to-date 1994, over the corresponding periods in 1993. The higher amounts result from a corresponding increase in taxable income over the same periods in the prior year.

                   Part II.  Other Information
                   ---------------------------


Item 5.  Other Information.


Electric Operations and Fuel Supply
- -----------------------------------

1. A merger agreement between The Cincinnati Gas & Electric Company and PSI Resources, Inc. is currently pending. DP&L intervened in the merger proceedings at the Federal Energy Regulatory Commission ("FERC") in January 1993 and at the Securities and Exchange Commission in June 1994 to ensure that the operations of its commonly owned generating units will not be adversely impacted by the merger.

2. DP&L provides partial requirements service to twelve municipal customers which distribute electricity within their corporate limits. DP&L has negotiated a new service agreement with these municipalities that is subject to review and approval by each municipality's government body and the FERC.

3. DP&L has also negotiated a new interconnection agreement with its only municipal customer that can generate all or a portion of its energy requirements. This agreement is currently pending approval by FERC. Sales to municipal customers represented 1.3% of total electric sales for the twelve month period ended June 30, 1994.


Gas Operations and Gas Supply
- -----------------------------

1. On July 31, 1991, Columbia Gas System Inc. and Columbia Gas Transportation Corporation ("Columbia"), one of DP&L's major pipeline suppliers, filed separate Chapter 11 petitions in U.S. Bankruptcy Court. The bankruptcy court permitted Columbia to break approximately 4,500 long term natural gas contracts with upstream suppliers on August 22, 1991, January 6, 1992, and January 8, 1992. On February 13, 1992, the bankruptcy court ruled on a motion by Columbia to flow through to its customers all appropriate refunds, including take-or-pay refunds which were received from its upstream suppliers and excessive rate refunds except for approximately $18 million of pre-petition take-or-pay refunds. However, on July 6, 1992, the U.S. District Court for Delaware reversed the bankruptcy court.

On July 8, 1993, the Third Circuit Court of Appeals reversed the District Court for Delaware and reinstated the U.S. Bankruptcy Court's ruling that Columbia may flow through to its customers all post petition take-or-pay refunds which were received from its upstream suppliers. The U.S. Supreme Court denied an appeal on February 18, 1994 of the Third Circuit Court of Appeals' decision. DP&L has recovered all appropriate post petition take-or-pay refunds from Columbia as ordered by the Third Circuit Court of Appeals. Pre-petition refunds will remain in the bankruptcy estate until a plan of reorganization is approved.

         On June 24, 1994, in Baltimore Gas & Electric Company
v. FERC, the U.S. Court of Appeals for the District of Columbia Circuit decided in favor of Columbia's customers by holding that a 1985 settlement between the parties should have prohibited Columbia from collecting pre-1987 upstream take-or-pay costs from its customers. FERC has been ordered by the Court of Appeals to determine the actual amount of the refund due to DP&L and other customers. Such refunds will remain in the bankruptcy estate until a plan of reorganization is approved.

         The parties to the bankruptcy are currently evaluating Columbia's proposed plan of reorganization. Based upon a July 1993 FERC order disallowing the recovery of natural gas producer contracts rejected in the bankruptcy case, DP&L does not expect the bankruptcy proceedings to have a material adverse effect on its earnings or competitive position.

2. In January 1994, DP&L, the Staff of the Public Utilities Commission of Ohio ("PUCO") and the Office of the Ohio Consumers' Counsel submitted to the PUCO an agreement which resolves issues relating to the recovery of Order 636 "transition costs" to be billed to DP&L by FERC natural gas interstate pipeline companies. The agreement, which was approved by the PUCO on July 14, 1994, provides for the full recovery of these transition costs from DP&L customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.


Rate Regulation and Government Legislation
- -------------------------------------------

1. On April 13, 1994, Ms. Jolynn Barry-Butler was reappointed as a PUCO commissioner.

2. On June 1, 1994, DP&L filed its natural gas Long-Term Forecast Report ("LTFR") with the PUCO. DP&L filed its electric LTFR with the PUCO on June 15, 1994. An Integrated Resource Plan filed as part of the electric LTFR included plans for the construction of a series of 70 MW combustion turbine generating units, the first of which is scheduled for completion in June 1995, and also the implementation of demand-side management programs.


Environmental Considerations
- ----------------------------

Land Use
- --------

         DP&L and numerous other parties received notification from the Ohio Environmental Protection Agency on July 27, 1994 that it considers them Potentially Responsible Parties for clean-up of hazardous substances at the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Ohio. DP&L does not believe it will be required to participate in the remediation of this site since available information does not demonstrate that DP&L contributed wastes to the site. The final resolution will not have a material effect on DP&L's financial position or earnings.


Item 6.  Exhibits and Reports on Form 8-K.


  (b)  Reports on Form 8-K
      -------------------

         No reports on Form 8-K were filed by DPL Inc. during the quarter ended June 30, 1994.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          DPL INC.
                               ----------------------------------
                                        (Registrant)





Date:  August 15, 1994         Stephen F. Koziar
- ------------------------       ----------------------------------
                               Stephen F. Koziar
                               Group Vice President






Date:  August 15, 1994         Thomas M. Jenkins
- ------------------------       ----------------------------------
                               Thomas M. Jenkins
                               Group Vice President and Treasurer
                               (Principal Financial Officer)