Form 10-Q
period 1994-09-30
DPL INC
filed 1994-11-14
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


      (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1994

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

                         Yes   X     No
                             -----      -----
    Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value
and Preferred Share Purchase
           Rights                         107,393,123
- ---------------------------  ----------------------------------
   (Title of each class)     (Outstanding at September 30, 1994)

                            DPL INC.

                             INDEX


                                                    Page No.
                                                    --------
Part I - Financial Information

    Item 1. Financial Statements

              Consolidated Statement of
               Results of Operations                    1

              Consolidated Statement of
               Cash Flows                               2

              Consolidated Balance Sheet                3

              Notes to Consolidated Financial
               Statements                               5

              Operating Statistics                      7

    Item 2. Management's Discussion and Analysis
               of Financial Condition and Results
               of Operations                            9

Part II - Other Information                            12

Signatures                                             14

                             CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                                                DPL Inc.
                                                            Three Months Ended      Nine Months Ended
                                                               September 30            September 30
                                                             1994        1993        1994        1993
                                                             ----        ----        ----        ----
                                                              --thousands--          --thousands--

INCOME
Utility service revenues . . . . . . . . . . . . . . .      $263,321   $261,952    $892,675   $845,800
Interest and other income  . . . . . . . . . . . . . .         8,930      4,556      24,078     22,045
                                                            --------   --------    --------   --------
      Total Income . . . . . . . . . . . . . . . . . .       272,251    266,508     916,753    867,845

EXPENSES
Fuel used in electric and steam production . . . . . .        54,819     59,761     168,249    169,983
Gas purchased for resale . . . . . . . . . . . . . . .        10,597     11,623     107,383    102,078
Operating and administrative . . . . . . . . . . . . .        38,001     40,011     116,936    132,680
Maintenance of equipment and facilities  . . . . . . .        21,996     24,795      56,520     54,332
Depreciation and amortization  . . . . . . . . . . . .        28,683     27,970      85,824     83,055
General taxes  . . . . . . . . . . . . . . . . . . . .        30,123     27,811      88,128     83,068
Interest expense . . . . . . . . . . . . . . . . . . .        23,285     23,353      69,960     72,431
Amortization (deferral) of regulatory assets, net  . .         2,749     (6,557)      8,061    (19,025)
Preferred dividend requirements of
    The Dayton Power and Light Company . . . . . . . .           253      2,119       4,484      6,588
                                                            --------   --------    --------   --------

      Total Expenses . . . . . . . . . . . . . . . . .       210,506    210,886     705,545    685,190
                                                            --------   --------    --------    -------

Income Before Income Taxes . . . . . . . . . . . . . .        61,745     55,622     211,208    182,655

Income Taxes . . . . . . . . . . . . . . . . . . . . .        24,846     22,496      84,055     64,960
                                                            --------   --------    --------   --------

Net Income . . . . . . . . . . . . . . . . . . . . . .      $ 36,899   $ 33,126    $127,153   $117,695
                                                            ========   ========    ========   ========

Average Number of Common Shares
    Outstanding (000)(a) . . . . . . . . . . . . . . .       101,418     97,703     100,207     97,738

Earnings Per Share of Common Stock (a) . . . . . . . .      $   0.36   $   0.33    $   1.27    $  1.20
Dividends Paid Per Share of Common Stock . . . . . . .      $  0.295   $   0.28    $  0.885    $  0.84

(a)  Average shares and earnings per share for 1993 were restated to reflect adoption of a new Financial
     Accounting Standards Board-approved Statement of Position on accounting for Employee Stock Ownership
     Plans.

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                                    CONSOLIDATED STATEMENT OF CASH FLOWS

                                                  DPL Inc.
                                                                                   Nine Months Ended
                                                                                     September 30
                                                                                   ------------------
                                                                                    1994          1993
                                                                                    ----          ----
                                                                                      --thousands--
Operating Activities
- --------------------
  Cash received from utility customers . . . . . . . . . . . . . . . . . .       $ 933,992    $ 871,008
  Other operating cash receipts  . . . . . . . . . . . . . . . . . . . . .          18,947       22,522
  Cash paid for:
    Fuel and purchased power . . . . . . . . . . . . . . . . . . . . . . .        (181,920)    (161,291)
    Purchased gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (119,750)    (117,172)
    Operation and maintenance labor  . . . . . . . . . . . . . . . . . . .         (67,146)     (59,657)
    Nonlabor operating expenditures  . . . . . . . . . . . . . . . . . . .        (119,945)    (167,544)
    Interest (net of amounts capitalized)  . . . . . . . . . . . . . . . .         (71,017)     (60,889)
    Income taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (76,853)     (36,932)
    Property, excise and payroll taxes . . . . . . . . . . . . . . . . . .         (93,670)     (90,009)
                                                                                 ---------    ---------
  Net cash provided by operating activities  . . . . . . . . . . . . . . .         222,638      200,036
                                                                                 ---------    ---------
Investing Activities
- --------------------
  Property expenditures and other  . . . . . . . . . . . . . . . . . . . .         (71,894)     (84,008)
  Proceeds from redemption of investment . . . . . . . . . . . . . . . . .          19,477         -
                                                                                 ---------    ---------
  Net cash used for investing activities . . . . . . . . . . . . . . . . .         (52,417)     (84,008)

Financing Activities
- --------------------
  Dividends paid on common stock . . . . . . . . . . . . . . . . . . . . .         (88,435)     (86,020)
  Retirement of preferred stock  . . . . . . . . . . . . . . . . . . . . .         (94,249)      (8,500)
  Retirement of short-term debt  . . . . . . . . . . . . . . . . . . . . .         (25,000)    (146,500)
  Retirement of long-term debt . . . . . . . . . . . . . . . . . . . . . .          (9,177)    (439,166)
  Issuance of long-term debt . . . . . . . . . . . . . . . . . . . . . . .            -         536,000
  Issuance of common stock . . . . . . . . . . . . . . . . . . . . . . . .          76,826         -
                                                                                 ---------    ---------
  Net cash used for financing activities . . . . . . . . . . . . . . . . .        (140,035)    (144,186)
                                                                                 ---------    ---------

  Net increase (decrease) in cash and temporary cash investments . . . . .          30,186      (28,158)

Cash and temporary cash investments at beginning of period . . . . . . . .          81,640      108,102
                                                                                 ---------    ---------

Cash and temporary cash investments at end of period . . . . . . . . . . .       $ 111,826    $  79,944
                                                                                 =========    =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET

                                                 DPL Inc.

                                                                                 At              At
                                                                            September 30,   December 31,
                                                                                1994            1993
                                                                            -------------   ------------
                                                                                   --thousands--
ASSETS
Utility property and plant. . . . . . . . . . . . . . . . . . . . . . . .  $3,228,613       $3,204,690
Other property and plant  . . . . . . . . . . . . . . . . . . . . . . . .      62,119           55,474
Construction work in progress . . . . . . . . . . . . . . . . . . . . . .      60,378           35,824
                                                                           ----------       ----------
                                                                            3,351,110        3,295,988
Less--
  Accumulated depreciation and amortization . . . . . . . . . . . . . . .  (1,049,990)        (977,201)
                                                                           ----------       ----------
    Net property and plant  . . . . . . . . . . . . . . . . . . . . . . .   2,301,120        2,318,787
                                                                           ----------       ----------
Current Assets
Cash and temporary cash investments, at cost. . . . . . . . . . . . . . .     111,826           81,640
Accounts receivable, less provision for uncollectible accounts . .  . . .      79,295          135,025
Inventories, at average cost  . . . . . . . . . . . . . . . . . . . . . .      89,600           86,386
Taxes applicable to subsequent years  . . . . . . . . . . . . . . . . . .      45,292           72,751
Gas costs recoverable . . . . . . . . . . . . . . . . . . . . . . . . . .        -              23,052
Prepayments and other . . . . . . . . . . . . . . . . . . . . . . . . . .       8,624           41,736
                                                                           ----------       ----------
      Total current assets  . . . . . . . . . . . . . . . . . . . . . . .     334,637          440,590
                                                                           ----------       ----------

Other Assets
Regulatory assets (Note 3)  . . . . . . . . . . . . . . . . . . . . . . .     177,847          172,832
Income taxes recoverable through future revenues  . . . . . . . . . . . .     254,901          269,144
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     109,142          103,677
                                                                           ----------       ----------
      Total other assets. . . . . . . . . . . . . . . . . . . . . . . . .     541,890          545,653
                                                                           ----------       ----------

Total Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $3,177,647       $3,305,030
                                                                           ==========       ==========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                        CONSOLIDATED BALANCE SHEET
                                               (continued)
                                                 DPL Inc.

                                                                                At               At
                                                                           September 30,    December 31,
                                                                               1994             1993
                                                                           -------------    ------------
                                                                                  --thousands--
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity--
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    1,074       $    1,035
  Other paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . .     785,178          708,151
  Common stock held by employee plans . . . . . . . . . . . . . . . . . .    (109,643)        (105,217)
  Earnings reinvested in the business . . . . . . . . . . . . . . . . . .     431,462          423,363
                                                                           ----------       ----------
    Total common shareholders' equity . . . . . . . . . . . . . . . . . .   1,108,071        1,027,332

Preferred stock of The Dayton Power and Light Company--
  Without mandatory redemption provisions . . . . . . . . . . . . . . . .      22,851           82,850
  With mandatory redemption provisions  . . . . . . . . . . . . . . . . .        -              30,000
Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1,093,761        1,102,889
                                                                           ----------       ----------
      Total capitalization  . . . . . . . . . . . . . . . . . . . . . . .   2,224,683        2,243,071
                                                                           ----------       ----------
Current Liabilities
Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      50,602          113,075
Short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -             25,000
Current portion of first mortgage bonds and preferred stock . . . . . . .       4,730            8,980
Accrued taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      73,624          114,389
Accrued interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      22,067           24,338
Gas cost refundable . . . . . . . . . . . . . . . . . . . . . . . . . . .       9,961             -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      52,794           51,434
                                                                           ----------       ----------
      Total current liabilities . . . . . . . . . . . . . . . . . . . . .     213,778          337,216
                                                                           ----------       ----------

Deferred Credits and Other
Deferred taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     513,042          519,319
Unamortized investment tax credit . . . . . . . . . . . . . . . . . . . .      82,249           85,139
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     143,895          120,285
                                                                           ----------       ----------
      Total deferred credits and other  . . . . . . . . . . . . . . . . .     739,186          724,743
                                                                           ----------       ----------

Total Capitalization and Liabilities  . . . . . . . . . . . . . . . . . .  $3,177,647       $3,305,030
                                                                           ==========       ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            Notes to Consolidated Financial Statements

1. On September 1, 1994, 236,435 shares of common stock valued at $4.7 million were issued to participants in the dividend reinvestment plan.

2. During September 1994, DPL Inc. purchased 37,100 shares of its common stock for $0.7 million in open market transactions.
DPL Inc. may purchase additional shares from time to time depending on market conditions.

3.  Regulatory assets on the balance sheet consist of:

                                   September 30,  December 31,
                                       1994          1993
                                   -------------  ------------
                                         --millions--

Phase-in                            $ 78.6        $ 85.8
Demand-side management                37.6          23.3
Deferred interest-Zimmer              61.6          63.7
                                    ------        ------
     Total                          $177.8        $172.8
                                    ======        ======


4.  Statement of Cash Flow Reconciliation

    Reconciliation of Net Income to Net Cash Provided by
Operating Activities:

                                               Nine Months Ended
                                                  September 30
                                                1994       1993
                                                ----       ----
                                                 --millions--

Net Income . . . . . . . . . . . . . . . . .  $127.2      $117.7
Adjustments for non-cash items:
  Depreciation and amortization  . . . . . .    85.8        83.1
  Deferred income taxes  . . . . . . . . . .    (0.3)       13.5
  Taxes applicable to subsequent years . . .    81.3        76.9
  Amortization (deferral) of regulatory
    assets . . . . . . . . . . . . . . . . .     8.1       (19.0)
Changes in Working Capital:
  Accounts receivable and unbilled revenue .    55.8        36.0
  Accounts payable . . . . . . . . . . . . .   (62.6)      (24.0)
  Other  . . . . . . . . . . . . . . . . . .   (62.0)      (57.5)
Other operating activities . . . . . . . . .   (10.7)      (26.7)
                                              ------      ------
Net cash provided by operating activities  .  $222.6      $200.0
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

                                        OPERATING STATISTICS

                                 The Dayton Power and Light Company




                                                         Three Months Ended              Nine Months Ended
                                                            September 30                   September 30
                                                         ------------------              -----------------
                                                          1994         1993               1994       1993
                                                          ----         ----               ----       ----
ELECTRIC
Sales (millions of kWh)--
  Residential . . . . . . . . . . . . . . . . .           1,093        1,184             3,489       3,481
  Commercial  . . . . . . . . . . . . . . . . .             835          841             2,311       2,265
  Industrial  . . . . . . . . . . . . . . . . .           1,134        1,062             3,275       3,041
  Other . . . . . . . . . . . . . . . . . . . .             620          837             1,781       2,361
                                                        -------      -------           -------     -------
    Total . . . . . . . . . . . . . . . . . . .           3,682        3,924            10,856      11,148

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          99,754      100,295           302,531     284,022
  Commercial  . . . . . . . . . . . . . . . . .          56,779       53,484           163,016     149,130
  Industrial  . . . . . . . . . . . . . . . . .          58,058       53,528           170,689     153,497
  Other . . . . . . . . . . . . . . . . . . . .          28,143       32,628            83,106      93,117
                                                        -------      -------           -------     -------
    Total . . . . . . . . . . . . . . . . . . .         242,734      239,935           719,342     679,766

Other Electric Statistics--
  Average price per kWh--
    retail and wholesale customers (cents)  . .            6.52         6.06              6.56        6.03
  Fuel cost per net kWh
    generated (cents) . . . . . . . . . . . . .            1.36         1.42              1.41        1.41
  Electric customers at end of period . . . . .         467,872      462,426           467,872     462,426
  Average kWh use per residential customer  . .           2,613        2,858             8,351       8,409
  Peak demand--maximum
    one hour use (mw), (net)  . . . . . . . . .           2,758        2,765             2,824       2,765



                                             OPERATING STATISTICS
                                                 (continued)

                                      The Dayton Power and Light Company




                                                         Three Months Ended       Nine Months Ended
                                                            September 30            September 30
                                                         ------------------       -----------------
                                                          1994        1993         1994       1993
                                                          ----        ----         ----       ----

GAS
Sales (thousands of mcf)--
  Residential . . . . . . . . . . . . . . . . .           1,756        1,819       20,006     19,230
  Commercial  . . . . . . . . . . . . . . . . .             674          706        5,910      5,693
  Industrial  . . . . . . . . . . . . . . . . .             196          256        2,431      2,211
  Other . . . . . . . . . . . . . . . . . . . .             307          366        2,093      2,170
  Transportation gas delivered  . . . . . . . .           2,754        2,333       11,216      9,626
                                                         ------       ------       ------     ------
    Total . . . . . . . . . . . . . . . . . . .           5,687        5,480       41,656     38,930

Revenues (thousands of dollars)--
  Residential . . . . . . . . . . . . . . . . .          12,369       13,019      111,511    106,100
  Commercial  . . . . . . . . . . . . . . . . .           3,783        4,029       30,646     29,209
  Industrial  . . . . . . . . . . . . . . . . .             929        1,332       11,527     10,557
  Other . . . . . . . . . . . . . . . . . . . .           3,361        3,594       16,056     16,934
                                                        -------      -------      -------    -------
    Total . . . . . . . . . . . . . . . . . . .          20,442       21,974      169,740    162,800

Other Gas Statistics--
  Average price per mcf--
    retail customers (dollars)  . . . . . . . .            6.32         6.38         5.38       5.32
  Gas customers at end of period  . . . . . . .         287,524      284,265      287,524    284,265

DEGREE DAYS (based on calendar month)--

  Heating . . . . . . . . . . . . . . . . . . .              92          131        3,886      3,709
  Cooling . . . . . . . . . . . . . . . . . . .             592          707          942        933



Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         DPL Inc. reported earnings per share of $0.36 for the third quarter of 1994, as compared to $0.33 per share in the same period a year ago. For the nine months ended September 30, 1994, earnings were $1.27 per share, up seven cents from $1.20 per share in 1993. The West Central Ohio economy continues to drive strong energy sales. Retail electric sales have increased 3% year-to-date over last year, boosted by a 5% gain in electricity sales to business customers in the same period. Total natural gas sales have increased 7% in 1994 due to strong economic growth and cold weather early in the year. Ongoing cost control measures, including savings from refinancing activities, contributed to this financial performance.

         Earnings per share for 1993 were restated from $0.32 and $1.15 for the three and nine months ended September 30, respectively, to reflect adoption of a new Financial Accounting Standards Board-approved Statement of Position on Accounting for Employee Stock Ownership Plans.

         An analysis of the financial condition and results of operation for the third quarter and nine months ended
September 30, 1994 and 1993 is discussed below.

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

         As of September 30, 1994, DPL Inc.'s cash and temporary cash investment balance was $111.8 million.

         DP&L has available to it $97 million in short-term informal lines of credit. As of September 30, 1994, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of September 30, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

         DPL Inc. anticipates that it has sufficient capacity to issue First Mortgage Bonds of DP&L to satisfy its requirements in connection with the financing of its construction and refunding programs during the five year period 1994-1998.


Results of Operations
- ---------------------

         Electric revenues increased $2.8 million and $39.6 million, respectively, for the third quarter and nine months ended September 30, 1994, over the same periods in 1993. Retail electric sales increased 3% year-to-date reflecting favorable weather conditions and the continued strength of the West Central Ohio economy. The electric revenue increase also includes the effects of the last phase of the electric rate increase which was effective January 1, 1994.

         Fuel used in electric and steam production decreased
$4.9 million for the quarter and $1.7 million year-to-date from the same periods in 1993, primarily related to decreased sales to other utilities and lower per unit fuel costs.

         Gas revenues and gas purchased for resale decreased $1.5 million and $1.0 million, respectively, from the corresponding quarter last year due to mild fall temperatures. Year-to-date gas revenues and gas purchased for resale increased $6.9 million and $5.3 million, respectively, over the same period in 1993. The higher amounts are due to a total gas sales increase of 7% and a higher gas cost recovery factor.

         The increase in interest and other income in the third quarter and first nine months of 1994 over 1993 was related to higher returns on investments partially offset in the nine months by a decrease in interest associated with federal income tax refunds.

         Operating and administrative expenses decreased
$15.7 million year-to-date from the same period a year ago.
Bond redemption costs of $22.8 million were incurred in the first half of 1993. Benefits and claims costs increased in 1994 versus 1993.

         Maintenance expenses decreased $2.8 million and increased $2.2 million, respectively, for the third quarter and year-to-date over the corresponding periods in 1993. The increase in electric generating station maintenance activities earlier in the year was partially offset by a decrease in the third quarter.

         General taxes expense increased $2.3 million during the third quarter and $5.1 million year-to-date over the same periods a year ago. The increase is primarily related to higher gross receipts taxes due to higher revenues and higher property taxes.

         Interest expense decreased $2.5 million year-to-date in 1994 due to the issuance of First Mortgage Bonds in 1993 overlapping the related debt series which were subsequently redeemed in 1993 and lower interest rates on long-term debt obtained through the refinancings.

         Regulatory assets capitalized in years prior to 1994 are being recovered over a seven year period commencing in 1994.

         Income taxes increased $2.4 million and $19.1 million, respectively, for the third quarter and year-to-date 1994, over the corresponding periods in 1993. The higher amounts result from a corresponding increase in taxable income over the same periods in the prior year.

                   Part II.  Other Information
                   ---------------------------


Item 5.  Other Information.


Electric Operations and Fuel Supply
- -----------------------------------

         A merger agreement between The Cincinnati Gas & Electric Company ("CG&E") and PSI Resources, Inc. has been pending. DP&L intervened in the merger proceedings at the Federal Energy Regulatory Commission ("FERC") in January 1993 and at the Securities and Exchange Commission ("SEC") in June 1994 to ensure that the operations of its commonly owned generating units will not be adversely impacted by the merger. The FERC approved the merger on October 3, 1994. On October 14, 1994, DP&L entered into a settlement agreement with CG&E, PSI and CINergy Corp. which resolved DP&L's concerns with the proposed merger. As part of the settlement, DP&L withdrew from the SEC proceeding and has committed not to appeal the FERC approval. The SEC approved the merger on October 21, 1994.


Gas Operations and Gas Supply
- -----------------------------

1. In January 1994, DP&L, the Staff of the Public Utilities Commission of Ohio ("PUCO") and the Office of the Ohio Consumers' Counsel submitted to the PUCO an agreement which resolves issues relating to the recovery of Order 636 "transition costs" to be billed to DP&L by FERC natural gas interstate pipeline companies. The agreement, which was approved by the PUCO on July 14, 1994, provides for the full recovery of these transition costs from DP&L customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.

         On October 6, 1994, the PUCO authorized DP&L's plan to use pipeline supplier refunds to partially offset transition cost billings to natural gas customers. This approval will help stabilize gas costs while continuing to ensure DP&L's full recovery of transition costs.

Environmental Considerations
- ----------------------------

Air Quality
- -----------

         In December 1988, the United States Environmental Protection Agency ("U.S. EPA") notified the State of Ohio that the portion of its State Implementation Plan ("SIP") dealing with sulfur dioxide emission limitations for Hamilton County (in southwestern Ohio) was deficient and required the Ohio Environmental Protection Agency ("Ohio EPA") to develop a new SIP within 18 months. The notice affected industrial and utility sources and could have required significant reductions in sulfur dioxide emission limitations at CG&E's Miami Fort Units 7 and 8 which are jointly owned with DP&L.

         In October 1991, the Ohio EPA adopted new SO2 regulations for Hamilton County. These regulations did not change the preexisting requirements for Miami Fort
Units 7 and 8. On August 23, 1994, the U.S. EPA provided notice in the Federal Register of its final ruling that the new regulations for the Ohio SIP for Hamilton County are conditionally approved, and became effective September 22, 1994.


Item 6.  Exhibits and Reports on Form 8-K.


  (b)  Reports on Form 8-K
      -------------------

         No reports on Form 8-K were filed by DPL Inc. during the quarter ended September 30, 1994.

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





Date:  November 14, 1994        Stephen F. Koziar
- ------------------------       ----------------------------------
                               Stephen F. Koziar
                               Group Vice President






Date:  November 14, 1994        Thomas M. Jenkins
- ------------------------       ----------------------------------
                               Thomas M. Jenkins
                               Group Vice President and Treasurer
                               (Principal Financial Officer)