Form 10-K
DPL INC
filed 1995-03-31
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                   Form 10-K

          (X)     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994
                                       OR
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

Securities registered pursuant to Section 12(b) of the Act:

                                   Outstanding at       Name of each exchange
      Title of each class         February 28, 1995      on which registered
      -------------------         -----------------     ---------------------
Common Stock $0.01 par value and     106,951,623        New York Stock Exchange
Preferred Share Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES (X) NO ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was $2,232,615,130.00 based on the closing price of $20 7/8 on such date.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference the registrant's 1994 Annual Report to Shareholders.

Portions of the definitive Proxy Statement dated March 1, 1995, relating to the 1995 Annual Meeting of Shareholders of the registrant, are incorporated by reference into Part III.

PART I
------
    Item 1 - BUSINESS*
                              DPL INC.

         DPL Inc. was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL Inc. are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (513) 224-6000.

         DPL Inc.'s principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 470,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 290,000 customers in 16 counties. In addition, DP&L provides steam heating service in downtown Dayton, Ohio. DP&L serves an estimated population of 1.2 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1994, electric revenues increased 5% with a 2% growth in retail sales reflecting the continued strength of the West Central Ohio economy. Gas revenues decreased 3% in 1994. An overall sales increase of 1% reflected strong sales to transportation gas customers despite mild temperatures in late 1994. During 1994, cooling degree days were 5% above the twenty year average and 1% above 1993. Heating degree days in 1994 were 2% below the thirty year average and 5% below 1993. Sales patterns will change in future years as weather and the economy fluctuate.

         Subsidiaries of DP&L include MacGregor Park Inc., an owner and developer of real estate; and DP&L Community Urban
Redevelopment Corporation, the owner of a downtown Dayton office building.

         Other subsidiaries of DPL Inc. include Miami Valley
CTC, Inc., which provides transportation services to DP&L and another unaffiliated Dayton-based company; Miami Valley Leasing, which leases vehicles, communications equipment and other miscellaneous equipment, owns real estate and has, for financial investment purposes, acquired limited partnership interests in natural gas storage facilities. Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Lighting, Inc., a street lighting business; Miami Valley Insurance Company, an insurance company for DPL Inc. and its subsidiaries; and Miami Valley Development Company, which is engaged in the business of technology research and development.

* Unless otherwise indicated, the information given in "Item 1 - BUSINESS" is current as of March 24, 1995. No representation is made that there have not been subsequent changes to such information.

         DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

         DPL Inc. and its subsidiaries employed 3,078 persons as of December 31, 1994, of which 2,578 are full-time employees and 500 are part-time employees.

         Information relating to industry segments is contained in Note 12 of Notes to Consolidated Financial Statements on page 26 of the registrant's 1994 Annual Report to Shareholders ("1994 Annual Report"), which Note is incorporated herein by reference.

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

         In an increasingly competitive energy environment, cogenerated power may be used by customers to meet their own power needs. Cogeneration is the dual use of a form of energy, typically steam, for an industrial process and for the generation of electricity. The Public Utilities Regulatory Policies Act of 1978 ("PURPA") provides regulations that govern the purchases of excess electric energy from cogeneration and small power production facilities that have obtained qualifying status under PURPA.

    The National Energy Policy Act of 1992 which reformed the Public Utilities Holding Company Act of 1935, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate competition in the supply of electricity.

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

    DP&L provides transmission and wholesale electric to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements, which have been filed with the Federal Energy Regulatory Commission (the "FERC"), with approval expected in 1995. The twelfth municipal customer signed a 20-year agreement, approved by the FERC on February 13, 1995, that allows DP&L to supply 97% of its power requirements. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.3% of total electricity sales in 1994.

    General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The maturation of the natural gas spot market in combination with open access interstate transportation provided by pipelines has provided DP&L, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall economics. Therefore, demand for natural gas purchased from DP&L or purchased elsewhere transported to the end-use customer by DP&L could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For DP&L, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

         CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

1995-1999 Construction Program
------------------------------

         The estimated construction additions for the years 1995-1999 are set forth below:
                                              Estimated
                             1995  1996  1997  1998  1999  1995-1999
                             ----  ----  ----  ----  ----  ---------
                                              millions
Electric generation and
  transmission commonly
  owned with neighboring
  utilities................  $ 18  $ 26  $ 36  $ 32  $ 36    $148
Other electric
  generation and
  transmission facilities..    31    36    32    32    32     163
Electric distribution......    23    40    37    35    35     170
General....................     2     2     2     2     2      10
Gas, steam and other
  facilities...............    15    15    15    15    16      76
                             ----  ----  ----  ----  ----    ----
    Total construction.....  $ 89  $119  $122  $116  $121    $567


         Estimated construction costs over the next five years average $113 million annually which is less than the projected depreciation expense over the same period.

         The construction program includes plans for the construction of a series of 75 MW combustion turbine generating units, the first of which is scheduled for completion in Summer
1995.

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

1995-1999 Financing Program
---------------------------
         DP&L will require a total of $76 million during the next five years for bond maturities and sinking funds in addition to any funds needed for the construction program. DPL Inc. will require an additional $9 million for mandatory redemptions.

         At year-end 1994, DPL Inc. had a cash and temporary investment balance of $96 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

         In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of DP&L's Preferred Stock Series D, E, F, H and I.

         During late 1992 and early 1993, DP&L took advantage of favorable market conditions to reduce its cost of debt and extend first mortgage bond maturities through early refundings. Overall, five new series of First Mortgage Bonds were issued, aggregating approximately $766 million with an average interest rate of 7.9%. The proceeds were used to redeem a similar principal amount of debt securities with an average interest rate of 8.7% The amounts and timings of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

         In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 1998 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. DP&L has authority from the Public Utilities Commission of Ohio (the "PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1994, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L also has $97 million available in short term informal lines of credit At year-end, DP&L had no borrowings outstanding from these lines of credit and no commercial paper outstanding.

         Under DP&L's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. DP&L anticipates that, during 1995-99, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

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

         A merger agreement between CG&E and PSI Resources, Inc. to form CINergy Corp. was pending from late 1992 to October 1994. The merger was approved by the FERC on October 3, 1994 and by the SEC on October 21, 1994. A settlement agreement between DP&L, CG&E, PSI Resources and CINergy Corp. resolved DP&L's concerns regarding the impact of the merger on the operations of its commonly owned generating units.

         The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all time net peak load was 2,824,000 KW, which occurred in June 1994. The present summer generating capability is 3,017,000 KW.

                       GENERATING FACILITIES
                       ---------------------

                                                       MW Rating
                                                     --------------
                  Owner-  Operating                   DP&L
  Station         ship*    Company      Location     Portion  Total
-----------       -----   --------- ---------------  -------  -----
Coal Units
----------
Hutchings           W       DP&L    Miamisburg, OH     371      371
Killen              C       DP&L    Wrightsville, OH   402      600
Stuart              C       DP&L    Aberdeen, OH       820    2,340
Conesville-Unit 4   C       CSP     Conesville, OH     129      780
Beckjord-Unit 6     C       CG&E    New Richmond, OH   210      420
Miami Fort-
 Units 7&8          C       CG&E    North Bend, OH     360    1,000
East Bend-Unit 2    C       CG&E    Rabbit Hash, KY    186      600
Zimmer              C       CG&E    Moscow, OH         365    1,300

Combustion Turbines or Diesel
-----------------------------
Hutchings           W       DP&L    Miamisburg, OH      32      32
Yankee Street       W       DP&L    Centerville, OH    144     144
Monument            W       DP&L    Dayton, OH          12      12
Tait                W       DP&L    Dayton, OH          10      10
Sidney              W       DP&L    Sidney, OH          12      12

* W = Wholly Owned; C = Commonly Owned

         In order to transmit energy to their respective systems from their commonly-owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

         DP&L derived over 99% of its electric output from coal-fired units in 1994. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

         DP&L estimates that approximately 65-85% of its coal requirements for the period 1995-1999 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

         The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

         The total average price per million British Thermal
Units ("MMBTU") of coal received was $1.39/MMBTU in 1994 and $1.46/MMBTU in 1993 and 1992.

         The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.42 cents which represents a decrease from 1.43 cents in 1993 and 1.48 cents in 1992. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

         DP&L has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms up to late 2004. Along with firm transportation services, DP&L has approximately 16 billion cubic feet of firm storage service with various pipelines. DP&L also maintains and operates four propane-air plants with a daily rated capacity of approximately 70,000 thousand cubic feet ("MCF") of natural gas.

         In addition, DP&L is interconnected with CNG
Transmission Corporation and Texas Eastern Transmission Corporation. These interconnections with various interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services. DP&L purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies, at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1994, firm agreements provided approximately 95% of total supply, with the remaining supplies purchased on a spot/short-term basis.

         In April 1992, the FERC issued Order No. 636
("Order 636") amending its regulations governing the service obligations, rate design and cost recovery of interstate pipelines. DP&L's interstate pipeline suppliers have received approval from FERC to implement their restructuring plans to comply with the regulations.

         In January 1994, DP&L, the Staff of the PUCO and the Office of the Ohio Consumers' Counsel submitted to the PUCO an agreement which resolved issues relating to the recovery of Order 636 "transition costs" to be billed to DP&L by FERC natural gas interstate pipeline companies. The agreement, which was approved by the PUCO on July 14, 1994, provides for the full recovery of these transition costs from DP&L's customers. The interstate pipelines will file with the FERC for authority to recover these transition costs, the exact magnitude of which has not been established.

         In 1994, DP&L purchased natural gas at an estimated average price of $3.34 per MCF, compared to $3.65 per MCF in 1993 and $3.31 per MCF in 1992. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

         The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. DP&L has an approved tariff which provides transportation service to 300 end-use customers, delivering a total quantity of 15,146,664 MCF.

         On July 31, 1991, Columbia Gas System Inc. and Columbia, one of DP&L's major pipeline suppliers, filed separate Chapter 11 petitions in U.S. Bankruptcy Court. The bankruptcy court permitted Columbia to break approximately 4,500 long-term natural gas contracts with upstream suppliers. The Court also granted approval of an agreement between the customers and Columbia which assures the continuation of all firm service agreements (including storage) through the winter of 1993, with year-to-year continuation unless adequate notice is provided. After extensive litigation, the U.S. Supreme Court denied an appeal by the Unsecured Creditors Committee from the third Circuit Court of Appeals decision to treat take-or-pay refunds as being outside of the Columbia estate, and thus refundable to customers. DP&L has received all post petition take-or-pay refunds ordered by the Third Circuit. Pre-petition take-or-pay refunds will remain in the estate until a plan of reorganization is approved.

         On June 24, 1994, the U.S. Court of Appeals for the District of Columbia Circuit decided in favor of Columbia's customers by holding that a 1985 settlement between the parties should have prohibited Columbia from collecting pre-1987 upstream take-or-pay costs from its customers. FERC has been ordered by the Court of Appeals to determine the actual amount of the refund due to DP&L and other customers. Such refunds will remain in the bankruptcy estate until a plan of reorganization is approved.

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

           RATE REGULATION AND GOVERNMENT LEGISLATION

         DP&L's sales of electricity, natural gas and steam to retail customers are subject to rate regulation by the PUCO and various municipalities. DP&L's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by FERC under the Federal Power Act.

         Ohio law establishes the process for determining rates charged by public utilities. Regulation of rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters. Ohio law also establishes the Office of the Ohio Consumers' Counsel (the "OCC"), which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

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

         In April 1991, DP&L filed an application with the PUCO to increase its electric rates to recover costs associated with the construction of the William H. Zimmer Generating Station ("Zimmer"), earn a return on DP&L's investment and recover the current costs of providing electric service to its customers.
In November 1991, DP&L entered into a settlement agreement with various consumer groups resolving all issues in the case. The PUCO approved the agreement on January 22, 1992. Pursuant to that agreement, new electric rates took effect February 1, 1992, January 2, 1993 and January 3, 1994. The agreement also established a baseline return on equity of 13% (subject to upward adjustment) until DP&L's next electric rate case. In the event that the DP&L's return exceeds the allowed return by between one and two percent, then one half of the excess return will be used to reduce the unrecovered cost of demand-side management ("DSM") programs. Any return that exceeds the allowed return by more than two percent will be entirely credited to these programs. Amounts deferred during the phase-in period, including carrying charges, will be capitalized and recovered over seven years commencing in 1994. Deferrals were $58 million in 1992 and $28 million in 1993. The recovery in 1994, net of additional carrying cost deferrals, was $10 million. The phase-in plan meets the requirements of the Financial Accounting Standards Board ("FASB") Statement No. 92.

         In addition, DP&L agreed to undertake cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for four years commencing in 1992. The amount recoverable through rates was $4.6 million in 1992, and $7.8 million in subsequent years. The difference between expenditures and amounts recovered through rates is deferred and is eligible for recovery in future rates in accordance with existing PUCO rulings.

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

Regulatory deferrals on the balance sheet were:

                                 Dec. 31       Dec. 31
                                   1994          1993
                                 -------       -------
                                      --millions--

Phase-in                         $ 75.9        $ 85.8
DSM                                31.9          20.3
Deferred interest - Zimmer         61.0          63.7
                                 ------        ------
  Total                          $168.8        $169.8
                                 ======        ======

         In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. Ultimate recovery of expenditures is contingent on review and approval of such programs as cost-effective and consistent with the most recent IRP proceeding. The rules also allow utilities to submit alternative proposals for the recovery of DSM programs and related costs.

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

         DP&L initiated a competitive bidding process in January 1993 for the construction of up to 140 MW of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, DP&L's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved DP&L's applications for up to three combustion turbines and two natural gas supply lines for the proposed site.

         The OPSB issued rules on March 22, 1993 to provide electric and magnetic field information in applications for construction of major generating and transmission facilities. DP&L has addressed the topics covered by the new rules in all recent projects. One utility requested a rehearing on the rules which was denied by the OPSB on May 24, 1993. At this time DP&L cannot predict the ultimate impact on timing and costs associated with the siting of new transmission lines.

         In March 1994, Governor Voinovich appointed
Commissioner Jolynn Barry-Butler to a second five-year term as PUCO commissioner, which began April 12, 1994. Also, on February 7, 1995 Governor Voinovich appointed Ronda H. Fergus, currently director of the PUCO's Telecommunications Division, to the PUCO for a five year term commencing April 11, 1995, pending approval by the Senate of the State of Ohio.

         On February 22, 1994 a bill was introduced in the State of Ohio House of Representatives which, if approved, would give electric consumers the opportunity to obtain "retail" and "wholesale at retail" services from electric suppliers other than their current supplier. The bill was not reported out of Committee.

         On June 1, 1994, DP&L filed its natural gas LTFR with the PUCO. DP&L filed its electric LTFR with the PUCO on June 15, 1994. An IRP filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units, the first of which is scheduled for completion in June 1995, and also the implementation of DSM programs.


                  ENVIRONMENTAL CONSIDERATIONS

         The operations of DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. DP&L expended $9 million for environmental control facilities during 1994. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1995-1999 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF
DPL INC.

Air Quality
-----------

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

         DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993. Phase I requirements are met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Cost estimates to comply with Phase I of the Act are approximately $10 million in capital expenditures. Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. DP&L anticipates that costs to comply with the Act will be eligible for recovery in future fuel hearings and other regulatory proceedings. The PUCO is expected to initiate a hearing in 1995 to review DP&L's Phase I compliance plans. DP&L is currently in the process of updating its ECP and anticipates submitting it to the PUCO in the second half of 1995.

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

         In October 1991, the Ohio EPA adopted new SO2 regulations for Hamilton County. These regulations did not change the preexisting requirements for Miami Fort
Units 7 and 8.  These regulations became effective September 22,
1994.


Land Use
--------

         DP&L and numerous other parties have been notified by the U.S. EPA or Ohio EPA that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio, the United Scrap Lead Site in Miami County, Ohio, the Powell Road Landfill in Huber Heights, Montgomery County, Ohio, and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

         DP&L received notification from the U.S. EPA in July 1987, for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution will not have a material effect on DP&L's financial position, earnings or cashflow.

         DP&L received notification from the U.S. EPA in September 1987, for the United Scrap Lead Site. DP&L has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The Record of Decision issued by the U.S. EPA estimates clean-up costs at $27.1 million. DP&L is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly 60 PRPs are actively working to settle the case. DP&L is participating in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The final resolution of these investigations will not have a material effect on DP&L's financial position, earnings or cashflow.

         DP&L and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. DP&L has joined the PRP group for the site. On October 1, 1993, the U.S. EPA issued its Record of Decision identifying a cost estimate of $20.5 million for the chosen remedy. DP&L is one of over 200 PRPs to this site, and its estimated contribution is less than 1%. The final resolution will not have a material effect on DP&L's financial position, earnings or cashflow.

         DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRPs for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed wastes to the site. The final resolution will not have a material effect on DP&L's financial position, earnings or cashflow.


                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                   Years Ended December 31,
                                             -----------------------------------
                                                1994         1993           1992
                                                ----         ----           ----



Electric Output (millions of kWh)
   Generation -
      Coal-fired units..................       14,483       14,729         13,639
      Other units.......................           27           17              3
   Power purchases......................          897        1,107          1,514
   Exchanged and transmitted power......            3           (7)            14
   Company use and line losses..........       (1,191)      (1,170)        (1,116)
                                             --------     --------       --------
      Total.............................       14,219       14,676         14,054
                                             ========     ========       ========
Electric Sales (millions of kWh)
   Residential..........................        4,465        4,558          4,260
   Commercial...........................        3,068        3,006          2,896
   Industrial...........................        4,388        4,089          3,938
   Public authorities and railroads.....        1,333        1,356          1,311
   Private utilities and wholesale......          965        1,667          1,649
                                             --------     --------       --------
      Total.............................       14,219       14,676         14,054
                                             ========     ========       ========

Electric Customers at End of Period
   Residential..........................      420,487      416,508        413,040
   Commercial...........................       41,647       40,606         39,685
   Industrial...........................        2,400        2,387          2,415
   Public authorities and railroads.....        5,320        5,287          5,130
   Other................................           18           17             16
                                             --------     --------       --------
      Total.............................      469,872      464,805        460,286
                                             ========     ========       ========
Operating Revenues (thousands)
   Residential..........................     $390,531     $373,760       $326,547
   Commercial...........................      218,046      200,124        180,890
   Industrial...........................      228,546      205,996        189,720
   Public authorities and railroads.....       75,387       72,859         67,596
   Private utilities and wholesale......       24,273       38,491         35,174
   Other................................        9,110       10,090          9,372
                                             --------     --------       --------
      Total.............................     $945,893     $901,320       $809,299
                                             ========     ========       ========
Residential Statistics
   (per customer-average)
   Sales - kWh..........................       10,676       10,998         10,358
   Revenue..............................     $ 933.70     $ 901.91       $ 794.03
   Rate per kWh (Month of Dec.)(cents)..         8.68         7.99           7.23




                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                  Years Ended December 31,
                                             ----------------------------------

                                               1994         1993         1992
                                               ----         ----         ----



Gas Output (thousands of MCF)
   Direct market purchases ..............      43,140       44,284       46,229
   Liquefied petroleum gas...............         144           58            7
   Company use and unaccounted for.......      (1,227)      (1,164)      (1,717)
   Transportation gas received...........      15,141       13,704       10,973
                                             --------     --------     --------
      Total..............................      57,198       56,882       55,492
                                             ========     ========     ========

Gas Sales (thousands of MCF)
   Residential...........................      27,911       28,786       27,723
   Commercial............................       8,081        8,468        8,642
   Industrial............................       3,150        3,056        4,914
   Public authorities....................       2,909        3,171        3,402
   Transportation gas delivered..........      15,147       13,401       10,811
                                             --------     --------     --------
      Total..............................      57,198       56,882       55,492
                                             ========     ========     ========

Gas Customers at End of Period
   Residential...........................     266,116      262,834      260,471
   Commercial............................      21,060       20,853       20,589
   Industrial............................       1,528        1,527        1,577
   Public authorities....................       1,317        1,333        1,311
                                             --------     --------     --------
      Total..............................     290,021      286,547      283,948
                                             ========     ========     ========

Operating Revenues (thousands)
   Residential...........................    $157,193     $161,254     $127,532
   Commercial............................      42,382       44,321       36,148
   Industrial............................      14,949       14,890       18,633
   Public authorities....................      14,165       15,248       12,516
   Other.................................       8,433        9,366        8,953
                                             --------     --------     --------
      Total..............................    $237,122     $245,079     $203,782
                                             ========     ========     ========

Residential Statistics
   (per customer-average)
   Sales - MCF...........................       105.7        110.2        107.0
   Revenue...............................     $595.30      $617.33      $492.33
   Rate per MCF (Month of December)......     $  5.57      $  5.66      $  5.27



                        EXECUTIVE OFFICERS OF THE REGISTRANT
                                (As of March 1, 1995)

                                Business Experience,
                                   Last Five Years
                             (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
---------------------   ---    -----------------------------     ------------------



Peter H. Forster         52    Chairman, President and Chief     4/05/88 -  3/01/95
                                 Executive Officer
                               Chairman, DP&L                    4/06/92 -  3/01/95
                               Chairman and Chief Executive      8/02/88 -  4/06/92
                                 Officer, DP&L

Allen M. Hill            49    President and Chief Executive     4/06/92 -  3/01/95
                                 Officer, DP&L
                               President and Chief Operating     8/02/88 -  4/06/92
                                 Officer, DP&L

Paul R. Anderson         52    Controller, DP&L                  4/12/81 -  3/01/95

Stephen P. Bramlage      48    Assistant Vice President, DP&L    1/01/94 -  3/01/95
                               Director, Service Operations,    10/29/89 -  1/01/94
                                 DP&L

Robert M. Combs          49    Vice President, DP&L              5/09/94 -  3/01/95
                               Treasurer, DP&L                   3/17/93 -  5/09/94
                               Director, J. M. Stuart            9/16/91 -  3/17/93
                                 Electric Generating Station
                               United States Navy
                               Production Officer,               8/01/88 -  9/16/91
                                 Charleston Naval Shipyard

Georgene H. Dawson       45    Assistant Vice President, DP&L    1/01/94 -  3/01/95
                               Director, Service Operations,     4/03/92 -  1/01/94
                                 DP&L
                               Service Center Manager            6/11/89 -  4/03/92

Jeanne S. Holihan        38    Assistant Vice President, DP&L    3/17/93 -  3/01/95
                               Treasurer, DP&L                  11/06/90 -  3/17/93
                               Director, Financial               4/01/90 - 11/06/90
                                 Administration and Planning
                               Manager, Financial                4/02/89 -  4/01/90
                                 Administration and Planning




                         EXECUTIVE OFFICERS OF THE REGISTRANT
                                (As of March 1, 1995)


                                 Business Experience,
                                   Last Five Years
                              (Positions with Registrant
Name                    Age     Unless Otherwise Indicated)             Dates
---------------------   ---    -----------------------------     ------------------



Thomas M. Jenkins        43    Group Vice President and          5/09/94 -  3/01/95
                                 Treasurer, DPL Inc. and DP&L
                               Group Vice President and         11/06/90 -  5/09/94
                                 Treasurer,
                                 Group Vice President, DP&L
                               Vice President and Treasurer,    11/01/88 - 11/06/90
                                 DPL Inc. and DP&L

Stephen F. Koziar, Jr.   50    Group Vice President and          1/31/95 -  3/01/95
                                 Secretary, DPL Inc. and
                                 DP&L
                               Group Vice President,            12/10/87 -  1/31/95
                                 DPL Inc. and DP&L

Judy W. Lansaw           43    Group Vice President, DPL Inc.    1/31/95 -  3/01/95
                                 and DP&L
                               Group Vice President and         12/07/93 -  1/31/95
                                 Secretary, DPL Inc. and
                                 DP&L
                               Vice President and Secretary      8/01/89 - 12/07/93
                                 DPL Inc. and DP&L

Bryce W. Nickel          38    Assistant Vice President, DP&L    1/01/94 -  3/01/95
                               Director, Service Operations,    10/29/89 -  1/01/94
                                 DP&L

H. Ted Santo             44    Group Vice President, DP&L       12/08/92 -  3/01/95
                               Vice President, DP&L              2/28/88 - 12/08/92



Item 2- PROPERTIES

Electric
--------
          Information relating to DP&L's electric properties is contained in
Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), CONSTRUCTION AND FINANCING PROGRAM OF DPL INC. (pages I-4 through I-6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-8) - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages 21 and 23, respectively, of the registrant's 1994 Annual Report, which pages are incorporated herein by reference.

Natural Gas
-----------
          Information relating to DP&L's gas properties is contained in Item 1
- BUSINESS, DPL INC. (pages I-1 and I-2) and GAS OPERATIONS AND GAS SUPPLY (pages I-8 through I-10), which pages are incorporated herein by reference.

Steam
-----
          DP&L owns two steam generating plants and the steam distribution facility serving downtown Dayton, Ohio.

Other
-----
          DP&L owns a number of area service buildings located in various operating centers.

          Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS

          Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), COMPETITION (pages I-2 through I-3), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-8), GAS OPERATIONS AND GAS SUPPLY (pages I-8 through I-10), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-10 through I-14) and ENVIRONMENTAL CONSIDERATIONS (pages I-14 through I-16) and - Note 2 of Notes of Consolidated Financial Statements on page 21 of the registrant's 1994 Annual Report, which pages are incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          DPL Inc.'s Annual Meeting of Shareholders ("Annual Meeting") was held on April 19, 1994. Three directors of DPL Inc. were elected at the Annual Meeting, each of whom will serve a three year term expiring in 1997. The nominees were elected as follows: Ernie Green, 90,918,169 shares FOR, 989,620 shares WITHHELD; David R. Holmes, 90,677,633 shares FOR, 1,230,156 shares WITHHELD; and Burnell R. Roberts, 90,959,663 shares FOR, 948,126 shares WITHHELD.

PART II
-------
Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The information required by this item of Form 10-K is set forth on pages 14, 27 and 28 of the registrant's 1994 Annual Report, which pages are incorporated herein by reference. As of December 31, 1994, there were 51,270 holders of record of DPL Inc. common equity, excluding individual participants in security position listings.

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

Item 6 - SELECTED FINANCIAL DATA

    The information required by this item of Form 10-K is set forth on page 14 of the registrant's 1994 Annual Report, which page is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required by this item of Form 10-K is set forth in Note 2 of Notes to Consolidated Financial Statements on page 21 and on pages 1, 13, 15 and 16 of the registrant's 1994
Annual Report, which pages are incorporated herein by reference.

Item 8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this item of Form 10-K is set forth on page 14 and on pages 17 through 27 of the registrant's
1994 Annual Report, which pages are incorporated herein by reference.

                Report of Independent Accountants
                on Financial Statement Schedules
                --------------------------------


To The Board of Directors of DPL Inc.


Our audits of the consolidated financial statements referred to in our report dated January 18, 1995 appearing on page 27 of the 1994 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 18, 1995

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III
--------
Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
          REGISTRANT

Directors of the Registrant
---------------------------
        The information required by this item of Form 10-K is set forth on pages 2 through 5 of DPL Inc.'s definitive Proxy Statement dated March 1, 1995, relating to the 1995 Annual Meeting of Shareholders ("1995 Proxy Statement"), which pages are incorporated herein by reference, and on pages I-19 and I-20 of this Form 10-K.

Item 11 - EXECUTIVE COMPENSATION

         The information required by this item of Form 10-K is set forth on pages 9 through 15 of the 1995 Proxy Statement, which pages are incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT

        The information required by this item of Form 10-K is set forth on pages 3 through 6 and on pages 14 and 15 of the 1995 Proxy Statement, which pages are incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS

         None.

















                              III-1

PART IV
-------
Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

                                                          Pages of 1994 Form
                                                          10-K Incorporated
                                                             by Reference
                                                          ------------------
Report of Independent Accountants.....................           II-2

(a) Documents filed as part of the Form 10-K

1.  Financial Statements                                  Pages of 1994 Annual
    --------------------                                  Report Incorporated
                                                              by Reference
                                                          --------------------
Consolidated Statement of Results of Operations
for the three years in the period ended
December 31, 1994.....................................              17

Consolidated Statement of Cash Flows for the
three years in the period ended December 31, 1994.....              18

Consolidated Balance Sheet as of December 31,
1994 and 1993.........................................              19

Notes to Consolidated Financial Statements............            20 - 26

Report of Independent Accountants.....................              27


2.  Financial Statement Schedule
    ----------------------------
    For the three years in the period ended December 31, 1994:
                                                                    Page
                                                                     No.
                                                                -------------

Schedule II    - Valuation and qualifying accounts                  IV-7


    The information required to be submitted in schedules I, III and IV is omitted as not applicable or not required under rules of Regulation S-X.

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

3(b)     Copy of Amendment dated April 20, 1993        Exhibit 3(b) to Report
         to DPL Inc.'s Amended Articles of             on Form 10-K for the
         Incorporation..........................       year ended December 31,
                                                       1993 (File No. 1-9052)

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

 4(k)    Copy of the Thirty-Ninth Supplemental         Exhibit 4(k) to
         Indenture dated as of January 15, 1993,       Registration Statement
         between DP&L and The Bank of New York,        No. 33-57928
         Trustee................................

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

10(d)    Amended description of Directors'             Exhibit 10(d) to Report
         Deferred Stock Compensation Plan              on Form 10-K for the
         effective January 1, 1993..............       year ended December 31,
                                                       1993 (File No. 1-9052)

10(e)    Amended description of Deferred               Exhibit 10(e) to Report
         Compensation Plan for Non-Employee            on Form 10-K for the
         Directors effective January 1, 1993....       year ended December 31,
                                                       1993 (File No. 1-9052)

10(f)    Copy of Management Stock Incentive            Exhibit 10(f) to Report
         Plan amended January 1, 1993...........       on Form 10-K for the
                                                       year ended December 31,
                                                       1993 (File No. 1-9052)

18       Copy of preferability letter relating         Exhibit 18 to Report on
         to change in accounting for unbilled          Form 10-K for the year
         revenues from Price Waterhouse.........       ended December 31, 1987
                                                       (File No. 1-9052)

21       Copy of List of Subsidiaries of               Exhibit 21 to Report
         DPL Inc................................       on Form 10-K for the
                                                       year ended December 31,
                                                       1993 (File No. 1-9052)

         The following exhibits are filed herewith:

                                                                Page No.
                                                       ----------------------

13       Copy of DPL Inc.'s 1994 Annual Report
         to Shareholders........................

23       Consent of Price Waterhouse............


Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, DPL Inc. has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of DPL Inc. and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

(b)  Reports on Form 8-K
     -------------------

          None

                           SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DPL Inc.

                               Registrant



March 28, 1995                         Peter H. Forster
                               ---------------------------------
                                       Peter H. Forster
                                 Chairman, President and Chief
                                     Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                            Director                  March   , 1995
-------------------------
    (T. J. Danis)


                            Director                  March   , 1995
-------------------------
    (J. F. Dicke, II)


    Peter H. Forster        Director and Chairman     March 28, 1995
-------------------------     (principal executive
    (P. H. Forster)            officer)


     Ernie Green            Director                  March 29, 1995
-------------------------
    (E. Green)


                            Director                  March   , 1995
-------------------------
    (J. G. Haley)

     Allen M. Hill             Director                March 30, 1995
-------------------------
    (A. M. Hill)


                               Director                March   , 1995
-------------------------
    (W A. Hillenbrand)


    David R. Holmes            Director                March 30, 1995
-------------------------
    (D. R. Holmes)


    Thomas M. Jenkins          Group Vice President    March 30, 1995
-------------------------        and Treasurer
   (T. M. Jenkins)               (principal financial
                                 and accounting
                                 officer)


     Burnell R. Roberts        Director                March 30, 1995
-------------------------
    (B. R. Roberts)

                                                                                       Schedule II



                                                 DPL INC.
                                    VALUATION AND QUALIFYING ACCOUNTS

                           For the years ended December 31, 1994, 1993 and 1992

--------------------------------------------------------------------------------------------------------
                COLUMN A                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
--------------------------------------------------------------------------------------------------------
                                                              Additions
                                           Balance at    -------------------                   Balance
                                           Beginning     Charged to             Deductions     at End
               Description                 of Period       Income      Other       (1)        of Period
--------------------------------------------------------------------------------------------------------
                                           ------------------------thousands----------------------------



1994:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $  9,122       $ 1,553      $ -        $2,874       $ 7,801

1993:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 10,461       $ 1,353      $ -        $2,692       $ 9,122


1992:
Deducted from accounts receivable--

  Provision for uncollectible accounts...  $ 11,510       $ 1,675      $ -        $2,724       $10,461






(1) Amounts written off, net of recoveries of accounts previously written off.



