Form 10-Q
period 1995-03-31
DPL INC
filed 1995-05-15
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

                               OR

  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

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

                   YES       X       NO
                            ----          ----

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights          106,951,623 Shares
  -----------------------------------          ------------------
         (Title of each class)           (Outstanding at March 31, 1995)

                            DPL INC.

                              INDEX


                                                       Page No.
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations  1

          Consolidated Statement of Cash Flows             2

          Consolidated Balance Sheet                       3

          Notes to Consolidated Financial Statements       5

          Operating Statistics                             7


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                 9


Part II - Other Information                               11

Signatures                                                12

         CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                            DPL Inc.

                                           Three Months Ended
                                                March 31
                                           ------------------
                                              1995    1994
                                              ----    ----
                                              --thousands--

Income
- ------
Utility service revenues                   $355,567 $372,115
Interest and other income                     6,297    4,741
                                           -------- --------
     Total Income                           361,864  376,856
                                           -------- --------
Expenses
- --------
Fuel used in electric and steam production   64,147   58,681
Gas purchased for resale                     63,019   79,215
Operation and maintenance                    51,505   60,595
Depreciation and amortization                28,896   28,555
General taxes                                31,261   29,055
Interest expense                             23,134   23,428
Amortization (deferral) of regulatory
  assets, net                                 2,725    2,630
Preferred dividend requirements of The
  Dayton Power and Light Company                217    2,120
                                           -------- --------
     Total Expenses                         264,904  284,279
                                           -------- --------
Income Before Income Taxes                   96,960   92,577

Income Taxes                                 36,147   37,225
                                           -------- --------
Net Income                                 $ 60,813 $ 55,352
                                           ======== ========
Average Number of Common Shares
  Outstanding (000)                         101,056   97,931

Earnings Per Share of Common Stock            $0.60    $0.57

Dividends Paid Per Share of Common Stock      $0.31   $0.295




See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              CONSOLIDATED STATEMENT OF CASH FLOWS

                            DPL Inc.


                                           Three Months Ended
                                                March 31
                                           ------------------
                                               1995    1994
                                               ----    ----
                                              --thousands--
Operating Activities
- --------------------
  Cash received from utility customers     $343,636 $355,183
  Other operating cash receipts               8,559    3,967
  Cash paid for:
     Fuel and purchased power               (61,472) (57,443)
     Purchased gas                          (33,621) (53,057)
     Operation and maintenance labor        (25,592) (25,564)
     Nonlabor operating expenditures        (38,785) (43,293)
     Interest (net of amounts capitalized)  (24,856) (25,127)
     Income taxes                            11,375     (488)
     Property, excise and payroll taxes     (49,582) (45,768)
                                           -------- --------
  Net cash provided by operating
    activities                              129,662  108,410
                                           -------- --------
Investing Activities
- --------------------
  Net cash used for property expenditures
    and other                               (28,515) (27,155)
                                           -------- --------
Financing Activities
- --------------------
  Dividends paid on common stock            (31,330) (28,836)
  Retirement of short-term debt                   -  (25,000)
  Retirement of long-term debt                  (42)     (38)
  Issuance of common stock                        -    4,799
                                           -------- --------

  Net cash used for financing activities    (31,372) (49,075)
                                           -------- --------
  Net increase in cash and temporary cash
    investments                              69,775   32,180

Cash and temporary cash investments at
  beginning of period                        95,566   81,640
                                           -------- --------
Cash and temporary cash investments at
  end of period
                                           $165,341 $113,820
                                           ======== ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   CONSOLIDATED BALANCE SHEET

                            DPL Inc.

                                            At            At
                                         March 31,    December 31,
                                           1995          1994
                                         ---------    -----------
                                              --thousands--

ASSETS
- ------
Utility property and plant               $3,267,243  $3,254,095
Other property and plant                     64,199      62,333
Construction work in progress                69,879      68,549
                                         ----------  ----------
                                          3,401,321   3,384,977

Less--
  Accumulated depreciation and
    amortization                         (1,096,680) (1,072,789)
                                         ----------  ----------
     Net property and plant               2,304,641   2,312,188
                                         ----------  ----------
Current Assets
- --------------
Cash and temporary cash investments         165,341      95,566
Accounts receivable, less provision
  for uncollectible accounts                115,331     103,411
Inventories, at average cost                 73,901      84,638
Taxes applicable to subsequent years         49,772      78,289
Prepaid utility excise tax                   35,856      17,928
Prepayments and other                         8,351       6,958
                                         ----------  ----------
  Total current assets                      448,552     386,790
                                         ----------  ----------
Other Assets
- ------------
Income taxes recoverable through
  future revenue                            246,535     249,330
Regulatory assets (Note 1)                  167,791     168,844
Other assets                                124,534     115,545
                                         ----------  ----------
  Total other assets                        538,860     533,719
                                         ----------  ----------
Total Assets                             $3,292,053  $3,232,697
                                         ==========  ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   CONSOLIDATED BALANCE SHEET
                           (continued)
                            DPL Inc.
                                            At            At
                                         March 31,    December 31,
                                           1995           1994
                                         ---------    ------------
                                              --thousands--
CAPITALIZATION AND LIABILITIES
- ------------------------------
Capitalization
- --------------
Common shareholders' equity--
  Common stock                           $    1,070  $    1,070
  Other paid-in capital                     776,851     776,622
  Common stock held by employee plans      (107,026)   (108,649)
  Earnings reinvested in the business       488,893     459,292
                                         ----------  ----------
     Total common shareholders' equity    1,159,788   1,128,335

Preferred stock of The Dayton Power
and Light Company--
  Without mandatory redemption provisions    22,851      22,851
Long-term debt                            1,093,710   1,093,736
                                         ----------  ----------
     Total capitalization                 2,276,349   2,244,922
                                         ----------  ----------
Current Liabilities
- -------------------
Accounts payable                             78,177      75,334
Current portion of first mortgage bonds       4,730       4,730
Accrued taxes                               135,588     123,936
Accrued interest                             21,883      23,963
Gas costs refundable                         17,169       5,635
Other                                        17,314      21,340
                                         ----------  ----------
     Total current liabilities              274,861     254,938
                                         ----------  ----------
Deferred Credits and Other
- --------------------------
Deferred taxes                              516,952     511,847
Unamortized investment tax credit            81,932      81,463
Other                                       141,959     139,527
                                         ----------  ----------
     Total deferred credits and other       740,843     732,837
                                         ----------  ----------
Total Capitalization and Liabilities     $3,292,053  $3,232,697
                                         ==========  ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

           Notes to Consolidated Financial Statements

1.   Regulatory assets on the balance sheet consist of:

                                         March 31,      Dec. 31,
                                           1995           1994
                                           ----           ----
                                              --millions--
     Phase-in                             $ 73.4         $ 75.9
     Demand-Side Management                 34.1           31.9
     Deferred interest - Zimmer             60.3           61.0
                                         -------        -------
       Total                              $167.8         $168.8
                                         =======        =======

2.   Statement of Cash Flow Reconciliation

     Reconciliation of Net Income to Net Cash Provided by
       Operating Activities:

                                             Three Months Ended
                                                  March 31
                                            1995           1994
                                            ----           ----
                                                --millions--
Net Income                                $ 60.8         $ 55.3
Adjustments for non-cash items:
  Depreciation and amortization             28.9           28.6
  Deferred income taxes                      4.4           (3.8)
  Taxes applicable to subsequent years      28.7           26.2
  Amortization (deferral) of regulatory
    assets, net                              2.7            2.6
Changes in Working Capital:
  Accounts receivable and unbilled
    revenue                                (10.4)         (15.7)
  Accounts payable                           6.8          (20.6)
  Other                                     12.1           27.4
Other operating activities                  (4.3)           8.4
Net cash provided by operating            ------         ------
  activities                              $129.7         $108.4
                                          ======         ======

3. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

4. The consolidated financial statements in this report have been prepared by DPL Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1994 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                      OPERATING STATISTICS

               The Dayton Power and Light Company



                                            Three Months Ended
                                                 March 31
                                            ------------------
                                               1995     1994
                                               ----     ----
Electric
- --------
Sales (millions of kWh) --
  Residential                                 1,346    1,426
  Commercial                                    772      749
  Industrial                                  1,096    1,039
  Other                                       1,020      544
                                            -------  -------
     Total                                    4,234    3,758

Revenues (thousands of dollars)--
  Residential                               110,309  115,575
  Commercial                                 53,837   53,005
  Industrial                                 56,045   55,170
  Other                                      35,885   26,548
                                            -------  -------
     Total                                  256,076  250,298

Other Electric Statistics--
  Average price per kWh--retail and
    wholesale customers (cents)                5.99     6.60
  Fuel cost per net kWh generated (cents)      1.34     1.47
  Electric customers at end of period       471,596  465,934
  Average kWh use per residential customer    3,194    3,417
  Peak demand--maximum one hour use (mw),
    (net)                                     2,508    2,747


                      OPERATING STATISTICS
                           (continued)

               The Dayton Power and Light Company

                                           Three Months Ended
                                                March 31
                                           ------------------
                                              1995     1994
                                              ----     ----
Gas
- ---
Sales (millions of mcf) --
  Residential                                12,771   14,753
  Commercial                                  3,545    4,284
  Industrial                                  1,225    1,894
  Other                                       1,196    1,415
  Transportation gas delivered                5,453    5,177
                                            -------  -------
     Total                                   24,190   27,523

Revenues (thousands of dollars) --
  Residential                                65,472   79,004
  Commercial                                 17,344   21,905
  Industrial                                  5,839    8,797
  Other                                       8,532    9,170
                                            -------  -------
     Total                                   97,187  118,876

Other Gas Statistics --
  Average price per mcf--retail
    customers (dollars)                        5.03     5.21
  Gas customers at end of period            291,315  287,640

Degree Days (based on calendar month) --

  Heating                                     2,831    3,194
  Cooling                                         0        0


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     DPL Inc.'s earnings for the first quarter of 1995 are $0.60 per share, up from $0.57 per share in the first quarter of 1994. Successful efforts in the areas of cost containment, productivity and efficiency contributed to the first quarter financial results. Mild winter weather kept overall retail electric sales flat, but sales to business customers continued to grow, up 4% over the first quarter of 1994. This is strong evidence of the continuing economic expansion in West Central Ohio.

     An analysis of the financial condition and results of operation for the first quarter ended March 31, 1995 and 1994 is discussed below.


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

     As of March 31, 1995, DPL Inc.'s cash and temporary cash investment balance was $165.3 million.

     DP&L has available to it $97 million in short-term informal lines of credit. As of March 31, 1995, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of March 31, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     DP&L anticipates that it has sufficient capacity to issue
First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1995-1999.

Results of Operations
- ---------------------

     Electric revenues increased by $5.8 million for the first quarter of 1995. Sales to other public utilities increased revenues by $8.3 million over the first quarter of 1994, which offset lower residential revenues resulting from mild winter temperatures. Revenues from business customers increased by $1.7 million reflecting good economic conditions in the area.

     Gas revenues and gas purchased for resale decreased
$21.7 million and $16.2 million, respectively, from the corresponding quarter last year. The decrease reflects a decline of 12% in gas sales due primarily to mild winter temperatures.

     Operation and maintenance expense decreased $9.1 million in the first quarter of 1995 as compared to 1994. This variance was due to decreased benefits and claims costs as well as a company-wide cost reduction effort.

     General taxes increased $2.2 million from the first quarter of 1994. This increase includes higher property taxes resulting from increased tax rates and increased public utility excise tax.

     Preferred stock dividends decreased $1.9 million from the same period last year due to redemptions of several series of stock in 1994.

                   Part II.  Other Information
                   ---------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.

     At DPL Inc.'s Annual Meeting of Shareholders held on April 18, 1995, three directors of DPL Inc. were elected, each of whom will serve a three year term expiring in 1998. The nominees were elected as follows: Thomas J. Danis, 91,287,187 shares FOR, 1,001,335 shares WITHHELD; Allen M. Hill, 91,441,712 shares FOR, 846,830 shares WITHHELD; and W August Hillenbrand,
91,426,127 shares FOR, 862,415  shares WITHHELD.

Item 5.  Other Information.

Rate Regulations and Government Legislation
- -------------------------------------------

     On March 29, 1995, the Federal Energy Regulatory Commission ("FERC") issued a Notice of Proposed Rulemaking ("NOPR") that seeks comments on FERC's initiative to create a more competitive wholesale electric power market. In this NOPR, FERC announced its intention to require all electric utilities that own or control transmission facilities to file open access transmission service tariffs. Open access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. A final order on this rulemaking is anticipated by December 1995.

Item 6.  Exhibits and Reports on Form 8-K.


     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended March 31, 1995.

                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                  -------------------------------
                                           (Registrant)





Date         May 9, 1995           /s/ Stephen F. Koziar
       --------------------       -------------------------------
                                   Stephen F. Koziar
                                   Group Vice President and
                                   Secretary




Date         May 9, 1995           /s/ Thomas M. Jenkins
       --------------------       -------------------------------
                                   Thomas M. Jenkins
                                   Group Vice President and
                                   Treasurer
                                   (Principal Financial Officer)