Form 10-Q
period 1995-06-30
DPL INC
filed 1995-08-10
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1995

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

                      YES       X       NO
                               ----          ----

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights         106,951,623 Shares
-------------------------------------         ------------------
        (Title of each class)            (Outstanding at June 30, 1995)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL Inc.


                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30           June 30
                                     -------------     -------------
                                     1995     1994     1995     1994
                                     ----     ----     ----     ----
                                     --thousands--    --thousands--
Income
------
  Utility service revenues        $265,895 $257,239 $621,462 $629,354
  Interest and other income          7,213   10,407   13,510   15,148
                                   -------  -------  -------  -------
     Total income                  273,108  267,646  634,972  644,502
                                   -------  -------  -------  -------

Expenses
--------
Fuel used in electric and
  steam production                  59,554   54,749  123,701  113,430
Gas purchased for resale            17,614   17,572   80,633   96,787
Operation and maintenance           55,957   52,863  107,461  113,458
Depreciation and amortization       29,050   28,586   57,946   57,142
General taxes                       31,006   28,950   62,267   58,005
Interest expense                    23,204   23,247   46,338   46,675
Amortization of regulatory
  assets, net                        2,794    2,682    5,519    5,312
Preferred dividend requirements
  of The Dayton Power and Light
  Company                              217    2,111      434    4,231
                                   -------  -------  -------  -------
     Total Expenses                219,396  210,760  484,299  495,040
                                   -------  -------  -------  -------
Income Before Income Taxes          53,712   56,886  150,673  149,462

Income Taxes                        19,111   21,984   55,259   59,208
                                   -------  -------  -------  -------
Net Income                       $  34,601 $ 34,902 $ 95,414 $ 90,254
                                   =======  =======  =======  =======
Average Number of Common
  Shares Outstanding (000)         101,130  101,234  101,093   99,591

Earnings Per Share of Common
  Stock                          $    0.34 $   0.34 $   0.94 $   0.91

Dividends Paid Per Share of
  Common Stock                   $    0.31 $  0.295 $   0.62 $   0.59


Set Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL Inc.


                                                Six Months
                                                   Ended
                                                  June 30
                                               -------------
                                               1995     1994
                                               ----     ----
                                               --thousands--
Operating Activities
--------------------
  Cash received from utility customers     $641,539  $650,197
  Other operating cash receipts              16,799    13,095
  Cash paid for:
     Fuel and purchased power              (120,023) (120,333)
     Purchased gas                          (74,315)  (87,772)
     Operation and maintenance labor        (45,607)  (46,260)
     Nonlabor operating expenditures        (73,599)  (80,413)
     Interest (net of amounts capitalized)  (43,125)  (46,051)
     Income taxes                           (42,804)  (46,059)
     Property, excise and payroll taxes     (71,548)  (65,735)
                                            -------   -------
  Net cash provided by operating
    activities                              187,317   170,669
                                            -------   -------
Investing Activities
--------------------
  Net cash used for property
    expenditures and other                  (50,310)  (44,606)
                                            -------   -------
Financing Activities
--------------------
  Dividends paid on common stock            (62,664)  (58,646)
  Retirement of short-term debt                   -   (25,000)
  Retirement of long-term debt               (3,145)   (3,137)
  Issuance of common stock                        -    72,857
  Retirement of preferred stock                   -   (94,249)
                                            -------   -------
  Net cash used for financing activities    (65,809) (108,175)
                                            -------   -------
  Net increase in cash and temporary
    cash investments                         71,198    17,888

Cash and temporary cash investments
  at beginning of period                     95,566    81,640
                                            -------   -------
Cash and temporary cash investments
  at end of period                         $166,764  $ 99,528
                                            =======   =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL Inc.

                                              At            At
                                           June 30,       Dec. 31,
                                             1995           1994
                                           --------       ---------
                                                --thousands--
ASSETS
------
Property and Plant
------------------
Utility property and plant               $3,311,313  $3,254,095
Other property and plant                     64,215      62,333
Construction work in progress                41,490      68,549
                                          ---------   ---------
                                          3,417,018   3,384,977

Less--
  Accumulated depreciation and
    amortization                         (1,119,152) (1,072,789)
                                          ---------   ---------
     Net property and plant               2,297,866   2,312,188
                                          ---------   ---------
Current Assets
--------------
Cash and temporary cash investments         166,764      95,566
Accounts receivable, less provision
  for uncollectible accounts                 77,454     103,411
Inventories, at average cost                 72,891      84,638
Taxes applicable to subsequent years         74,903      78,289
Prepayments and other                         8,185      24,886
                                          ---------   ---------
  Total current assets                      400,197     386,790
                                          ---------   ---------
Other Assets
------------
Income taxes recoverable through
  future revenues                           243,661     249,330
Regulatory assets (Note 1)                  165,216     168,844
Other assets                                136,659     115,545
                                          ---------   ---------
  Total other assets                        545,536     533,719
                                          ---------   ---------
Total Assets                             $3,243,599  $3,232,697
                                          =========   =========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL Inc.
                                              At            At
                                           June 30,       Dec. 31,
                                             1995           1994
                                           --------       --------
                                                --thousands--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholders' equity--
  Common stock                           $    1,070  $    1,070
  Other paid-in capital                     776,963     776,622
  Common stock held by employee plans      (107,814)   (108,649)
  Earnings reinvested in the business       461,007     459,292
                                          ---------   ---------
     Total common shareholders' equity    1,131,226   1,128,335

Preferred stock of The Dayton Power
 and Light Company--
  Without mandatory redemption provisions    22,851      22,851
Long-term debt                            1,091,904   1,093,736
                                          ---------   ---------
     Total capitalization                 2,245,981   2,244,922
                                          ---------   ---------
Current Liabilities
-------------------
Accounts payable                             50,970      75,334
Current portion of first mortgage bonds       3,450       4,730
Accrued taxes                               105,630     123,936
Accrued interest                             23,736      23,963
Gas costs refundable                         29,506       5,635
Dividends payable                            31,830           -
Other                                         8,840      21,340
                                          ---------   ---------
     Total current liabilities              253,962     254,938
                                          ---------   ---------
Deferred Credits and Other
--------------------------
Deferred taxes                              513,676     511,847
Unamortized investment tax credit            81,181      81,463
Other                                       148,799     139,527
                                          ---------   ---------
     Total deferred credits and other       743,656     732,837
                                          ---------   ---------
Total Capitalization and Liabilities     $3,243,599  $3,232,697
                                          =========   =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements

1.   Regulatory assets on the balance sheet consist of:

                                          June 30,      Dec. 31,
                                            1995          1994
                                          --------      --------
                                               --millions--
     Phase-in                             $ 70.8         $ 75.9
     Demand-Side Management                 34.9           31.9
     Deferred interest - Zimmer             59.5           61.0
                                          ------         ------
       Total                              $165.2         $168.8
                                          ======         ======

2. Statement of Cash Flow Reconciliation of Net Income to Net Cash Provided by Operating Activities:

                                            Six Months Ended
                                                 June 30
                                           1995           1994
                                           ----           ----
                                               --millions--
Net Income                                 $ 95.4        $ 90.3
Adjustments for non-cash items:
  Depreciation and amortization              57.9          57.1
  Deferred income taxes                       1.0          (2.2)
  Taxes applicable to subsequent years       57.3          53.5
  Amortization of regulatory assets, net      5.5           5.3
Changes in Working Capital:
  Accounts receivable and unbilled revenue   28.7          35.2
  Accounts payable                          (21.9)        (34.6)
  Other                                     (26.6)        (24.9)
Other operating activities                  (10.0)         (9.0)
                                           ------        ------
Net cash provided by operating activities  $187.3        $170.7
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30           June 30
                                     -------------     -------------
                                     1995     1994     1995     1994
                                     ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                          924      970    2,271    2,396
  Commercial                           769      727    1,541    1,476
  Industrial                         1,168    1,102    2,264    2,141
  Other                              1,028      617    2,048    1,161
                                   -------  -------  -------  -------
     Total                           3,889    3,416    8,124    7,174

Revenues (thousands of dollars)--
  Residential                       84,672   87,202  194,981  202,777
  Commercial                        54,930   53,232  108,767  106,237
  Industrial                        59,530   57,461  115,575  112,631
  Other                             35,712   28,415   71,596   54,963
                                   -------  -------  -------  -------
     Total                         234,844  226,310  490,919  476,608

Other Electric Statistics--
  Average price per kWh--
     retail and wholesale
     customers (cents)                5.97     6.56     5.98     6.58
  Fuel cost per net kWh
     generated (cents)                1.31     1.39     1.33     1.43
  Electric customers
     at end of period              472,394  466,716  472,394  466,716
  Average kWh use per
     residential customer            2,188    2,322    5,381    5,739
  Peak demand-maximum one hour
     use (mw), (net)                 2,704    2,824    2,704    2,824


                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company


                                      Three Months       Six Months
                                         Ended             Ended
                                        June 30           June 30
                                      -------------     -------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
Gas
---
Sales (millions of mcf)--
  Residential                        3,617    3,497   16,388   18,250
  Commercial                           999      952    4,544    5,236
  Industrial                           423      341    1,648    2,235
  Other                                546      371    1,742    1,786
  Transportation gas delivered       3,521    3,285    8,974    8,462
                                   -------  -------  -------  -------
     Total                           9,106    8,446   33,296   35,969

Revenues (thousands of dollars)--
  Residential                       19,833   20,138   85,305   99,142
  Commercial                         4,930    4,958   22,274   26,863
  Industrial                         1,692    1,801    7,531   10,598
  Other                              4,186    3,525   12,718   12,695
                                   -------  -------  -------  -------
     Total                          30,641   30,422  127,828  149,298

Other Gas Statistics--
  Average price mcf-retail
    customers (dollars)               5.10     5.55     5.05     5.28
  Gas customers at end of period   291,326  287,271  291,326  287,271

Degree Days
 (based on calendar month)--
   Heating                             607      600    3,438    3,794
   Cooling                             249      350      249      350


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     DPL Inc.'s earnings for the second quarter of 1995 are $0.34 per share, even with earnings per share a year ago. Year-to-date earnings are $0.94 per share, up from $0.91 per share a year ago. The economy of West Central Ohio remained strong in the second quarter, outperforming most areas of the country, with energy sales to business customers increasing 5% over year-to-date 1994 results. This performance, combined with cost containment efforts and high productivity levels from employees across the Company, helped to offset the effects of milder weather in the first half of 1995.

     An analysis of the financial condition and results of operation for the second quarter and six months ended June 30, 1995 and 1994 is discussed below.

Financial Condition
-------------------

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

     As of June 30, 1995, DPL Inc.'s cash and temporary cash investment balance was $166.8 million.

     DP&L has available to it $97 million in short-term informal lines of credit. As of June 30, 1995, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of June 30, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the PUCO to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1995-1999.

Results of Operations
---------------------

     Electric revenues increased by $8.5 million and $14.3 million, respectively, for the second quarter and six months ended June 30, 1995, over the corresponding periods in 1994. Increased sales to other public utilities is the primary reason for the revenue increases. Sales to business customers increased 5% year-to-date over last year reflecting the continued strength of the West Central Ohio economy. Offsetting these sales gains is a 5% decline in residential sales from milder June weather than last year.

     Fuel used in electric and steam production increased $4.8 million and $10.3 million, respectively, over the second quarter and year-to-
       date 1994, primarily related to increased electric sales.

     Gas revenues and gas purchased for resale decreased $21.5 million and $16.2 million, respectively, from year-to-date last year. The decrease reflects a decline of 7% in gas sales due primarily to mild winter temperatures and lower gas cost recovery rates.

     Interest and other income decreased $3.2 million for the quarter from last year due to interest on a tax refund in 1994.

     Operation and maintenance expense increased $3.1 million over the corresponding quarter from last year due to higher administrative expenses. Operation and maintenance expense decreased $6.0 million year-to-date from last year. The decrease reflects production station outages occurring in 1994 and decreased benefits and claims costs.

     General taxes increased $2.1 million and $4.3 million, respectively, for the second quarter and six months ended June 30, 1995. Increased property tax due to higher rates and property base and greater utility excise tax due to higher gross receipts caused the increase.

     Preferred stock dividends decreased $1.9 million during the second quarter and $3.8 million year-to-date from the same periods last year due to redemptions of several series of preferred stock in 1994.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.


Rate Regulations and Government Legislation
-------------------------------------------
     Ronda H. Fergus was appointed to serve as a Public Utilities Commission of Ohio ("PUCO") commissioner for a five-year term, which commenced April 11, 1995. Commissioner Fergus was previously chief of the telecommunications section of the Utilities Department at the PUCO.

     On May 31, 1995 and June 1, 1995, respectively, DP&L filed its electric and natural gas Long-Term Forecast Reports ("LTFR") with the PUCO. An Integrated Resource Plan filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units. The first unit became operational on June 1, 1995.

     In 1994 and 1995, all 12 municipal customers of DP&L signed new 20-year service agreements with DP&L for continued transmission service and partial power service requirements. The last of the service agreements received approval from FERC on June 29, 1995.

Environmental Considerations
----------------------------

Air Quality
-----------

     As required by State of Ohio regulation, in April 1995, the PUCO initiated proceedings to conduct a review of DP&L's Environmental Compliance Plan ("ECP"). DP&L submitted the ECP update report and data to the PUCO on July 14, 1995. A hearing will be scheduled at a future date to review the status of the ECP.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------
     No reports on Form 8-K were filed by the DPL Inc. during the quarter ended June 30, 1995.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                      ----------------------
                                           (Registrant)





Date     August 10, 1995           /s/ Stephen F. Koziar
        -----------------          ------------------------
                                   Group Vice President and
                                   Secretary




Date     August 10, 1995           /s/ Thomas M. Jenkins
        -----------------          ------------------------
                                   Group Vice President
                                   (Principal Financial
                                   Officer)