Form 10-Q
period 1995-09-30
DPL INC
filed 1995-11-14
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1995

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

                      YES       X       NO
                               ----           ----

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights          106,951,623 Shares
  -----------------------------------          ------------------
        (Title of each class)           (Outstanding at September 30, 1995)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL Inc.



                                      Three Months      Nine Months
                                         Ended             Ended
                                      September 30      September 30
                                      ------------      ------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
                                      --thousands--     --thousands--
Income
------
  Utility service revenues        $300,051 $263,321 $921,513 $892,675
  Interest and other income          6,651    8,930   20,161   24,078
                                   -------  -------  -------  -------
     Total income                  306,702  272,251  941,674  916,753
                                   -------  -------  -------  -------

Expenses
--------
Fuel used in electric and
  steam production                  68,543   54,819  192,244  168,249
Gas purchased for resale             9,670   10,597   90,303  107,383
Operation and maintenance           68,372   59,997  175,834  173,456
Depreciation and amortization       31,410   28,683   89,356   85,824
General taxes                       31,740   30,123   94,007   88,128
Interest expense                    23,989   23,285   70,327   69,960
Amortization of regulatory
  assets, net                        6,632    2,749   12,151    8,061
Preferred dividend requirements        216      253      650    4,484
                                   -------  -------  -------  -------
     Total Expenses                240,572  210,506  724,872  705,545
                                   -------  -------  -------  -------
Income Before Income Taxes          66,130   61,745  216,802  211,208

Income Taxes                        26,687   24,846   81,945   84,055
                                   -------  -------  -------  -------
Net Income                        $ 39,443 $ 36,899 $134,857 $127,153
                                   =======  =======  =======  =======
Average Number of Common
  Shares Outstanding (000)         101,135  101,418  101,107  100,207

Earnings Per Share of Common
  Stock                           $   0.39 $   0.36 $   1.33 $   1.27

Dividends Paid Per Share of
  Common Stock                    $   0.31 $  0.295 $   0.93 $  0.885


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL Inc.


                                                Nine Months
                                                   Ended
                                                September 30
                                               --------------
                                               1995      1994
                                               ----      ----
                                               --thousands--
Operating Activities
--------------------
  Cash received from utility customers     $925,030  $933,992
  Other operating cash receipts              22,684    18,947
  Cash paid for:
     Fuel and purchased power              (183,970) (181,920)
     Purchased gas                         (103,174) (119,750)
     Operation and maintenance labor        (66,320)  (67,146)
     Nonlabor operating expenditures        (98,458) (119,945)
     Interest (net of amounts capitalized)  (71,119)  (71,017)
     Income taxes                           (70,416)  (76,853)
     Property, excise and payroll taxes    (101,900)  (93,670)
                                            -------   -------
  Net cash provided by operating
    activities                              252,357   222,638
                                            -------   -------
Investing Activities
--------------------
  Net cash used for property
    expenditures and other                  (74,018)  (52,417)
                                            -------   -------
Financing Activities
--------------------
  Dividends paid on common stock            (94,014)  (88,435)
  Retirement of short-term debt                   -   (25,000)
  Retirement of long-term debt               (9,177)   (9,177)
  Issuance of common stock                        -    76,826
  Retirement of preferred stock                   -   (94,249)
  Issuance of long-term debt                108,910         -
  Funding of trust for debt retirement     (110,000)        -
                                            -------   -------
  Net cash used for financing activities   (104,281) (140,035)
                                            -------   -------
  Net increase in cash and temporary
    cash investments                         74,058    30,186

Cash and temporary cash investments
   at beginning of period                    95,566    81,640
                                            -------   -------
Cash and temporary cash investments
   at end of period                        $169,624  $111,826
                                            =======   =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.


                      CONSOLIDATED BALANCE SHEET

                               DPL Inc.

                                            At            At
                                       September 30,  December 31,
                                           1995          1994
                                       -------------  ------------
                                              --thousands--
ASSETS
------
Property
--------
Utility property                         $3,315,860  $3,254,095
Other property                               64,567      62,333
Construction work in progress                52,550      68,549
                                          ---------   ---------
                                          3,432,977   3,384,977

Less--
  Accumulated depreciation and
    amortization                         (1,150,202) (1,072,789)
                                          ---------   ---------
  Net property                            2,282,775   2,312,188
                                          ---------   ---------
Current Assets
--------------
Cash and temporary cash investments         169,624      95,566
Accounts receivable, less provision
  for uncollectible accounts                 94,279     103,411
Inventories, at average cost                 83,324      84,638
Taxes applicable to subsequent years         46,447      78,289
Prepayments and other                        11,330      24,886
                                          ---------   ---------
  Total current assets                      405,004     386,790
                                          ---------   ---------
Other Assets
------------
Income taxes recoverable through
  future revenues                           237,178     249,330
Regulatory assets (Note 1)                  156,480     168,844
Other assets                                137,397     115,545
                                          ---------   ---------
  Total other assets                        531,055     533,719
                                          ---------   ---------
Total Assets                             $3,218,834  $3,232,697
                                          =========   =========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL Inc.

                                           At             At
                                      September 30,   December 31,
                                          1995           1994
                                      -------------   ------------
                                              --thousands--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholders' equity--
  Common stock                           $    1,070  $    1,070
  Other paid-in capital                     777,086     776,622
  Common stock held by employee plans      (107,985)   (108,649)
  Earnings reinvested in the business       469,417     459,292
                                          ---------   ---------
     Total common shareholders' equity    1,139,588   1,128,335
                                          ---------   ---------
Preferred stock                              22,851      22,851
Long-term debt                            1,088,875   1,093,736
                                          ---------   ---------
     Total capitalization                 2,251,314   2,244,922
                                          ---------   ---------
Current Liabilities
-------------------
Accounts payable                             55,715      75,334
Current portion of first mortgage bonds         450       4,730
Accrued taxes                                69,324     123,936
Accrued interest                             22,107      23,963
Gas costs refundable                         23,856       5,635
Dividends payable                            31,835           -
Other                                         6,780      21,340
                                          ---------   ---------
     Total current liabilities              210,067     254,938
                                          ---------   ---------
Deferred Credits and Other
--------------------------
Deferred taxes                              514,694     511,847
Unamortized investment tax credit            80,430      81,463
Other                                       162,329     139,527
                                          ---------   ---------
     Total deferred credits and other       757,453     732,837
                                          ---------   ---------
Total Capitalization and Liabilities     $3,218,834  $3,232,697
                                          =========   =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements

1.   Regulatory assets on the balance sheet consist of:

                                       September 30,   December 31,
                                           1995           1994
                                       -------------   ------------
                                               --millions--
     Phase-in                            $  64.5        $  75.9
     Demand-side management                 33.2           31.9
     Deferred interest                      58.8           61.0
                                          ------         ------
      Total                              $ 156.5        $ 168.8
                                          ======         ======

2. Statement of Cash Flow Reconciliation of Net Income to Net Cash Provided by Operating Activities:

                                             Nine Months Ended
                                               September 30
                                            1995           1994
                                            ----           ----
                                               --millions--
Net Income                               $ 134.9        $ 127.2
Adjustments for non-cash items:
  Depreciation and amortization             89.4           85.8
  Deferred income taxes                      9.0           (0.3)
  Taxes applicable to subsequent years      86.8           81.3
  Amortization of regulatory assets, net    12.2            8.1
Changes in Working Capital:
  Accounts receivable                       12.5           55.8
  Accounts payable                         (15.4)         (62.6)
  Other                                    (84.7)         (62.0)
Other operating activities                   7.7          (10.7)
                                          ------         ------
Net cash provided by operating
  activities                             $ 252.4        $ 222.6
                                          ======         ======

3. In September 1995, $110 million of Ohio Air Quality Development Revenue Refunding Bonds, with an interest rate of 6.10%, due 2030, were issued. Proceeds of the financing were placed in an irrevocable trust to be used on December 1, 1995 to redeem a similar principal amount of First Mortgage Bonds that secure a series of Pollution Control Bonds with an interest rate of 9.5%.

4. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

5. The consolidated financial statements in this report have been prepared by DPL Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1994 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                       Three Months      Nine Months
                                          Ended             Ended
                                       September 30      September 30
                                      -------------     -------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                        1,365    1,093    3,636    3,489
  Commercial                           927      835    2,468    2,311
  Industrial                         1,196    1,134    3,459    3,275
  Other                              1,021      620    3,070    1,781
                                   -------  -------  -------  -------
       Total                         4,509    3,682   12,633   10,856

Revenues (thousands of dollars)--
  Residential                      121,821   99,754  316,802  302,531
  Commercial                        61,607   56,779  170,374  163,016
  Industrial                        59,457   58,058  175,031  170,689
  Other                             34,327   25,665  101,159   76,190
                                   -------  -------  -------  -------
     Operating Revenues            277,212  240,256  763,366  712,426
     Non-Operating Revenues          2,463    2,478    7,228    6,916
                                   -------  -------  -------  -------
       Total                       279,675  242,734  770,594  719,342

Other Electric Statistics--
  Average price per kWh--
    retail and wholesale
    customers (cents)                 6.15     6.52     6.04     6.56
  Fuel cost per net kWh
    generated (cents)                 1.36     1.36     1.34     1.41
  Electric customers at
    end of period                  473,468  467,872  473,468  467,872
  Average kWh use per
    residential customer             3,229    2,613    8,611    8,351
  Peak demand-maximum one hour
     use (mw), (net)                 2,961    2,758    2,961    2,824

















                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                      Three Months      Nine Months
                                         Ended             Ended
                                      September 30      September 30
                                      ------------      ------------
                                      1995     1994     1995     1994
                                      ----     ----     ----     ----
Gas
---
Sales (millions of mcf)--
  Residential                        1,981    1,756   18,369   20,006
  Commercial                           715      674    5,260    5,910
  Industrial                           140      196    1,788    2,431
  Other                                323      307    2,065    2,093
  Transportation gas delivered       2,763    2,754   11,737   11,216
                                   -------  -------  -------  -------
     Total                           5,922    5,687   39,219   41,656

Revenues (thousands of dollars)--
  Residential                       12,930   12,369   98,235  111,511
  Commercial                         3,658    3,783   25,932   30,646
  Industrial                           708      929    8,239   11,527
  Other                              3,295    3,361   16,014   16,056
                                   -------  -------  -------  -------
     Total                          20,591   20,442  148,420  169,740

Other Gas Statistics--
  Average price mcf-retail
    customers (dollars)               5.88     6.32     5.14     5.38
  Gas customers at end of period   291,812  287,524  291,812  287,524

Degree Days
 (based on calendar month)--
   Heating                             108       92    3,546    3,886
   Cooling                             776      592    1,025      942

















Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     DPL Inc.'s earnings for the third quarter of 1995 were $0.39 per share, an increase from the $0.36 per share earned in the same period a year ago. For the nine months ended September 30, 1995, earnings were $1.33 per share, up six cents from $1.27 per share in 1994.
Continued strong business activity, hot summer weather and efficient operations all combined to produce solid financial results in the third quarter. Electric sales to business customers were up 8% over the same period a year ago, and total retail sales were up 12%. DP&L customers also established a new all-time record for peak electricity usage of 2,961,000 kilowatts on August 14, 1995. These strong sales gains were partially offset by financing fees associated with a debt refinancing.

     An analysis of the financial condition and results of operations for the third quarter and nine months ended September 30, 1995 and 1994 is discussed below.

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

     As of September 30, 1995, DPL Inc.'s cash and temporary cash investment balance was $169.6 million.

     DP&L has available to it $97 million in short-term informal lines of credit. As of September 30, 1995, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of September 30,
1995, DPL Inc. had no outstanding borrowings under this Credit
Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     DP&L anticipates that it has sufficient capacity to issue First
Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1995-1999.







Results of Operations
---------------------

     Electric revenues increased $36.9 million and $51.3 million, respectively, for the third quarter and nine months ended
September 30, 1995, over the corresponding periods in 1994.
Residential sales increased 25% in the third quarter and 4% year-to-date over last year due to the hot summer weather. Sales to business customers increased 8% in the third quarter and 6% year-to-date over last year reflecting the continued strength of the West Central Ohio economy. For the nine month period, sales to other public utilities increased 164% over 1994.

     Fuel used in electric and steam production increased
$13.7 million and $24.0 million, respectively, over the third quarter and year-to-date 1994, primarily related to increased electric sales.

     Gas revenues and gas purchased for resale decreased $21.3 million and $17.1 million, respectively, from year-to-date last year. The decreases reflect a lower gas cost recovery rate and a decline of 10% in retail gas sales due primarily to mild winter temperatures.

     Interest and other income decreased $3.9 million year-to-date from last year due primarily to interest on a tax refund in 1994.

     Operation and maintenance expense increased $8.4 million and $2.4 million, respectively, over the third quarter and year-to-date last year. The increases are due primarily to financing fees of $4.7 million associated with a debt refinancing.

     General taxes increased $1.6 million and $5.9 million, respectively, for the third quarter and nine months ended
September 30, 1995. Higher property tax rates applied to increased property investment and greater utility excise tax due to higher gross receipts caused the increase.

     Preferred stock dividends during the year-to-date period decreased $3.8 million from last year due to redemptions of several series of preferred stock in 1994.















                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On May 31, 1995 and June 1, 1995, respectively, DP&L filed its electric and natural gas Long-Term Forecast Reports ("LTFR") with the PUCO. An Integrated Resource Plan filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units. The first unit became operational on June 1, 1995. The electric LTFR was approved by the PUCO on October 5, 1995.

Environmental Considerations
----------------------------

Air Quality
-----------

     As required by State of Ohio regulation, in April 1995, the PUCO initiated proceedings to conduct a review of DP&L's Environmental
Compliance Plan ("ECP"). DP&L submitted the ECP update report and data to the PUCO on July 14, 1995. A Stipulation and Recommendation recommending re-approval of DP&L's ECP was entered into between DP&L, the Office of Consumers' Counsel and PUCO staff. A hearing on the review of DP&L's ECP was held and the ECP was approved by the PUCO on November 9, 1995.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the DPL Inc. during the quarter ended September 30, 1995.














                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                       --------------------
                                           (Registrant)





Date      November 14, 1995        /s/ Stephen F. Koziar
          ------------------       ------------------------
                                   Stephen F. Koziar
                                   Group Vice President and
                                   Secretary




Date      November 14, 1995        /s/ Thomas M. Jenkins
          ------------------       ------------------------
                                   Thomas M. Jenkins
                                   Group Vice President
                                   (Principal Financial Officer)















                                 -12-

