Form 10-K
period 1995-12-31
DPL INC
filed 1996-03-29
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1995
                               OR
  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number  1-9052

                            DPL INC.
     (Exact name of registrant as specified in its charter)

                OHIO                            31-1163136
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

Courthouse Plaza Southwest, Dayton, Ohio         45402
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  513-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                              Outstanding at       Name of each exchange
Title of each class         February 29, 1996      on which registered
-------------------         -----------------     ----------------------
Common Stock, $0.01 par        106,696,923        New York Stock Exchange
value and Preferred Share
Purchase Rights

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
YES       X       NO
         ----         ----
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996 was $2,547,389,037.00 based on the closing price of $23 7/8 on such date.

               DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference the registrant's 1995
Annual Report to Shareholders.

Portions of the definitive Proxy Statement dated March 1, 1996, relating to the 1996 Annual Meeting of Shareholders of the registrant, are incorporated by reference into Part III.

PART I

Item 1 - Business*
---------------------------------------------------------------
                            DPL INC.

          DPL Inc. was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL Inc. are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (513) 224-6000.

          DPL Inc.'s principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 476,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 294,000 customers in 16 counties. In addition, DP&L provides steam heating service in downtown Dayton, Ohio. DP&L serves an estimated population of
1.2 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1995, electric revenues increased 9% with a 5% growth in sales to business customers reflecting the continued strength of the West Central Ohio economy. Higher sales to other public utilities and increased residential sales due to weather conditions also contributed to the revenue increase. Gas revenues and gas purchased for resale decreased 6% and 12%, respectively, in 1995 as lower gas costs offset the 4% growth in volumes. During 1995, cooling degree days were 15% above the twenty year average and 9% above 1994. Heating degree days in 1995 were 3% above the thirty year average and 5% above 1994. Sales patterns will change in future years as weather and the economy fluctuate.

          Subsidiaries of DP&L include MacGregor Park Inc., an owner and developer of real estate; DP&L Community Urban Redevelopment Corporation, an agent for DP&L in the office space leasing business of an eleven story building owned by DP&L; and Miami Valley Equipment, Inc., which owns equipment and has made investments in non-utility interests.



* Unless otherwise indicated, the information given in "Item 1 -
  BUSINESS" is current as of March 21, 1996. No representation is made that there have not been subsequent changes to such information.

          Other subsidiaries of DPL Inc. include Miami Valley CTC, Inc., which provides transportation services to DP&L and another unaffiliated Dayton-based company; Miami Valley Leasing, which leases vehicles, communications equipment and other miscellaneous equipment, owns real estate and has, for financial investment purposes, acquired limited partnership interests in natural gas storage facilities and wholesale electric generation; Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Lighting, Inc., a street lighting business; Miami Valley Insurance Company, an insurance company for DPL Inc. and its subsidiaries; and Miami Valley Development Company, which is engaged in the business of technology research and development and has, for financial investment purposes, acquired limited partnership interests in non-utility interests.

          DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

          DPL Inc. and its subsidiaries employed 2,908 persons as of December 31, 1995, of which 2,424 are full-time employees and 484 are part-time employees.

          Information relating to industry segments is contained in Note 12 of Notes to Consolidated Financial Statements on page 26 of the registrant's 1995 Annual Report to Shareholders ("1995 Annual Report"), which Note is incorporated herein by reference.


                           COMPETITION

          DPL Inc. competes through its principal subsidiary, DP&L, with privately and municipally owned electric utilities and rural electric cooperatives, natural gas suppliers and other alternate fuel suppliers. DP&L competes on the basis of price and service.

          Like other utilities, DP&L from time to time may have electric generating capacity available for sale to other utilities. DP&L competes with other utilities to sell electricity provided by such capacity. The ability of DP&L to sell this electricity will depend on how DP&L's price, terms and conditions compare to those of other utilities. In addition, from time to time, DP&L makes power purchases from neighboring utilities.

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

          DP&L provides transmission and wholesale electric service to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements which were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a 20-year agreement, approved by FERC in February 1995, that allows DP&L to supply 97% of its power requirements. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1995.

          In October 1994, the Public Utilities Commission of Ohio ("PUCO") initiated roundtable discussions on the introduction of competition in the electric industry. The "Electric Competition Series" is a result of the Ohio Energy Strategy issued in April 1994. To date, roundtable discussions have focused largely on short-term initiatives that are possible under the current regulatory framework. On February 15, 1996, the PUCO issued guidelines for interruptible service, including services that accommodate the attainment and delivery of replacement electricity during periods when the utility faces constraints on its own resources. Furthermore, legislative proposals at the federal level are pending concerning wholesale and retail wheeling which are designed to increase competition. These factors increase the risk that the DP&L's production plants and/or regulatory assets may not be fully recovered in rates.

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

          On March 29, 1995, FERC issued a Notice of Proposed Rulemaking ("NOPR") seeking comments on an initiative to create a more competitive wholesale electric power market. In its NOPR, FERC announced its intent to require all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In this proposed rulemaking, FERC also states that it will enact a principle that will entitle utilities to full recovery of legitimate and verifiable stranded costs on both the state and federal level. On December 13, 1995, FERC issued a NOPR that prescribes rules for establishing and governing real-time information networks ("RINs"). According to the NOPR, RINs would provide potential wholesale transmission customers with information about a utility's transmission system that would enable them to obtain open-access, non-discriminatory transmission service. Comments on this NOPR were due to FERC by February 5, 1996. Final rules on these matters are expected in 1996.

          General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The evolution of an efficient natural gas spot market in combination with open access interstate transportation provided by pipelines has provided DP&L, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall economics. Therefore, demand for natural gas purchased from DP&L or purchased elsewhere and transported to the end-use customer by DP&L could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For DP&L, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

         CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

1996-2000 Construction Program

          The estimated construction additions for the years 1996-2000 are set forth below:
                                              Estimated
                                  1996 1997 1998 1999 2000 1996-2000
                                  ---- ---- ---- ---- ---- ---------
                                              millions
Electric generation and
  transmission commonly owned
  with neighboring utilities..... $ 29 $ 32 $ 34 $ 35 $ 37    $ 167
Other electric generation and
  transmission facilities........   37   36   36   37   36      182
Electric distribution............   34   36   35   35   35      175
General..........................    3    2    3    3    4       15
Gas, steam and other facilities..   18   18   18   19   19       92
                                   ---  ---  ---  ---  ---      ---
     Total construction.......... $121 $124 $126 $129 $131     $631

          Estimated construction costs over the next five years average $126 million annually which is less than the projected depreciation expense over the same period.

          The construction program includes plans for the construction of a series of 75 MW combustion turbine generating units. The first unit was completed under budget and ahead of schedule in May 1995. The next unit is scheduled for completion in 1997.

          Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DP&L's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate recovery.

          See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings which may change the level of future construction additions. The potential impact of these events on DP&L's operations cannot be estimated at this time.

1996-2000 Financing Program

          DPL Inc. and its subsidiaries will require a total of $81 million during the next five years for debt maturities and sinking funds in addition to any funds needed for the construction program.

          At year-end 1995, DPL Inc. had a cash and temporary investment balance of $150 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

          In September 1995, a new series of Air Quality Development Revenue Refunding Bonds was issued in principal amount of $110 million with an interest rate of 6.10%. Proceeds from the financing were used to redeem a similar principal amount of DP&L First Mortgage Bonds with an interest rate of 9.50%.

          In March 1994, DPL Inc. issued 3,200,000 shares of common stock through a public offering. Proceeds from the sale were used in connection with the redemption of all outstanding shares of DP&L's Preferred Stock Series D, E, F, H and I.

          In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 1999 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. DP&L has authority from the PUCO to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1995, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L also has $97 million available in short-term informal lines of credit. At year-end, DP&L had no borrowings outstanding from these lines of credit and no commercial paper outstanding.

          Under DP&L's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. DP&L anticipates that, during 1996-2000, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

          The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under DP&L's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

          DP&L's present winter generating capability is 3,148,000 KW. Of this capability, 2,843,000 KW (approximately 90%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with the Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

          The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L.
DP&L's all time net peak load was 2,961,000 KW, which occurred in August 1995. The present summer generating capability is 3,092,000 KW.

                           GENERATING FACILITIES


                                                               MW Rating
                                                            --------------
                                Operating                   DP&L
 Station           Ownership*    Company    Location        Portion  Total
 -------           ----------    -------    --------        -------  -----
Coal Units
----------

Hutchings              W          DP&L      Miamisburg, OH     371    371
Killen                 C          DP&L      Wrightsville, OH   402    600
Stuart                 C          DP&L      Aberdeen, OH       820  2,340
Conesville-Unit 4      C          CSP       Conesville, OH     129    780
Beckjord-Unit 6        C          CG&E      New Richmond, OH   210    420
Miami Fort-Units 7&8   C          CG&E      North Bend, OH     360  1,000
East Bend-Unit 2       C          CG&E      Rabbit Hash, KY    186    600
Zimmer                 C          CG&E      Moscow, OH         365  1,300

Combustion Turbines or Diesel
-----------------------------

Hutchings              W          DP&L      Miamisburg, OH      32     32
Yankee Street          W          DP&L      Centerville, OH    144    144
Monument               W          DP&L      Dayton, OH          12     12
Tait                   W          DP&L      Dayton, OH          10     10
Sidney                 W          DP&L      Sidney, OH          12     12
Tait Gas Turbine 1     W          DP&L      Moraine, OH         95     95

*W = Wholly Owned
 C = Commonly Owned


          In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

          DP&L derived over 99% of its electric output from coal-fired units in 1995. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

          DP&L estimates that approximately 65-85% of its coal requirements for the period 1996-2000 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

          The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

          The total average price per million British Thermal
Units ("MMBTU") of coal received was $1.35/MMBTU in 1995, $1.39/MMBTU in 1994 and $1.46/MMBTU in 1993.

          The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was 1.36 cents which represents a decrease from 1.42 cents in 1994 and 1.43 cents in 1993. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

          DP&L has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms, up to late 2004. Along with firm transportation services, DP&L has approximately 16 billion cubic feet of firm storage service with various pipelines. DP&L also maintains and operates four propane-air plants with a daily rated capacity of approximately 70,000 thousand cubic feet ("MCF") of natural gas.

          In addition, DP&L is interconnected with CNG
Transmission Corporation. Interconnections with interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services. DP&L purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies, at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1995, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

          In 1995, DP&L purchased natural gas at an average price of $2.79 per MCF, compared to $3.34 per MCF in 1994 and $3.65 per MCF in 1993. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

          The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. DP&L has an approved tariff and provides transportation service to approximately 300 end-use customers, delivering a total quantity of nearly 16,376,000 MCF per year.

          On July 31, 1991, Columbia Gas System Inc. and Columbia, one of DP&L's major pipeline suppliers, filed separate Chapter 11 petitions in U.S. Bankruptcy Court. Columbia's reorganization plan was approved by the United States Bankruptcy Court for the District of Delaware on November 15, 1995 and became effective November 28, 1995. On the effective date, Columbia made distributions to customers, including DP&L, for refunds and other claims made by customers against Columbia, as provided in the Customer Settlement Agreement approved by FERC on June 15, 1995. The resolution of the bankruptcy was favorable to DP&L, the shareholders of DPL Inc. and its customers.

          On June 24, 1994, in Baltimore Gas & Electric Company
v. FERC, the U.S. Court of Appeals for the District of Columbia Circuit decided in favor of Columbia's customers, including DP&L, by holding that a 1985 settlement between the parties prohibited Columbia from collecting pre-1987 upstream take-or-pay costs from its customers. FERC has approved a settlement of this issue as a part of the bankruptcy settlement which was favorable to DP&L, the shareholders of DPL Inc. and its customers.

          On October 6, 1994, the PUCO authorized DP&L's plan to use pipeline supplier refunds to partially offset transition cost billings to natural gas customers. This approval has helped stabilize gas costs while ensuring DP&L's full recovery of transition costs.

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

          As part of a 1992 PUCO-approved settlement agreement ("Agreement") among DP&L and various consumer groups, the third and final phase of an electric rate increase of 6.4% took effect in January 1994. Deferrals (including carrying charges) during the phase-in period are being recovered in current rates.

          In addition DP&L agreed to undertake cost-effective demand-side management ("DSM") programs with an average annual cost of $15 million for 1992-1995. These costs are deferred and are being recovered at approximately $9 million per year.

          The Agreement and a subsequent stipulation in 1995 (the "1995 stipulation") allowed accelerated recovery of DSM costs and, thereafter, production plant costs in the event that DP&L return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess will be used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess will be used for such purpose. The 1995 stipulation also included commitments to demand reduction programs through 2001.

          Deferred interest charges on the William H. Zimmer
Generating Station ("Zimmer") are being amortized at approximately $3 million per year over the projected life of the asset.

Regulatory deferrals on the balance sheet were:

                                             Dec. 31      Dec. 31
                                               1995         1994
                                             -------      -------
                                                 --millions--
               Phase-in                       $ 61.4       $ 75.9
               DSM                              36.2         31.9
               Deferred interest - Zimmer       58.1         61.0
                                              ------       ------
               Total                          $155.7       $168.8
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

          DP&L initiated a competitive bidding process in January 1993 for the construction of up to 140 MW of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, DP&L's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved DP&L's applications for up to three combustion turbines and two natural gas supply lines for the proposed site. The first combustion turbine was completed in May 1995 and became operational June 1, 1995.

          On May 31, 1995 and June 1, 1995, respectively, DP&L filed its electric and natural gas LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of 75 MW combustion turbine generating units. The electric LTFR was approved by the PUCO on October 5, 1995. The natural gas LTFR was approved by the PUCO on November 22, 1995.

          Ronda H. Fergus was appointed to serve as a PUCO commissioner for a five-year term, which commenced April 11, 1995. Commissioner Fergus was previously chief of the telecommunications section of the Utilities Department at the PUCO.

          On January 25, 1996, Governor Voinovich reappointed Chairman Craig A. Glazer to the PUCO for a five year term, pending approval by the Senate of the State of Ohio. Chairman Glazer's next term will commence after the expiration of his current term on April 10, 1996 and extend until April 10, 2001.

                  ENVIRONMENTAL CONSIDERATIONS

          The operations of DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. DP&L expended $4 million for environmental control facilities during 1995. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1996-2000 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

Air Quality

          The Clean Air Act Amendments of 1990 (the "Act") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The Act restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements will become effective on January 1, 2000. Compliance by DP&L has not caused any material changes in DP&L's costs or operations.

          DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993. Phase I requirements are being met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. Costs to comply with the Act are eligible for recovery in fuel hearings and other regulatory proceedings.

          As required by Ohio law, in April 1995, the PUCO initiated proceedings to conduct a review of DP&L's ECP. On
November 9, 1995, the PUCO approved the continued prudency of DP&L's ECP and the related update report.

Land Use

          DP&L and numerous other parties have been notified by the United States Environmental Protection Agency ("U.S. EPA") or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the United Scrap Lead Site in Miami County, Ohio; the Powell Road Landfill in
Huber Heights, Montgomery County, Ohio; and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

          DP&L received notification from the U.S. EPA in July 1987 for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution will not have a material effect on DP&L's financial position, earnings or cashflow.

          DP&L received notification from the U.S. EPA in September 1987 for the United Scrap Lead Site. DP&L has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The initial Record of Decision issued by the U.S. EPA estimating clean-up costs at $27.1 million has been amended. The amended alternative estimates clean-up costs at $32 million.
DP&L is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly 60 PRPs are actively working to settle the case. DP&L is participating in the sponsorship of a study to evaluate alternatives to the U.S. EPA's clean-up plan. The U.S. EPA is also currently considering a proposal for a less expensive clean-up method. The final resolution will not have a material effect on DP&L's financial position, earnings or cashflow.

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

                  THE DAYTON POWER AND LIGHT COMPANY
                         OPERATING STATISTICS
                          ELECTRIC OPERATIONS

                                          Years Ended December 31,
                                          ------------------------
                                          1995      1994      1993
                                          ----      ----      ----
Electric Output (millions of kWh)
  General -
     Coal-fired units..............     15,679    14,483    14,729
     Other units...................         29        27        17
  Power purchases..................      2,115       897     1,107
  Exchanged and transmitted power..          1         3        (7)
  Company use and line losses......     (1,010)   (1,191)   (1,170)
                                    ----------  --------  --------
     Total.........................     16,814    14,219    14,676
                                    ==========  ========  ========
Electric Sales (millions of kWh)
  Residential......................      4,871     4,465     4,558
  Commercial.......................      3,425     3,068     3,006
  Industrial.......................      4,401     4,388     4,089
  Public authorities and railroads.      1,378     1,333     1,356
  Private utilities and wholesale..      2,739       965     1,667
                                    ----------  --------  --------
     Total.........................     16,814    14,219    14,676
                                    ==========  ========  ========

Electric Customers at End of Period
  Residential......................    425,347   420,487   416,508
  Commercial.......................     42,582    41,647    40,606
  Industrial.......................      2,017     2,400     2,387
  Public authorities and railroads.      5,573     5,320     5,287
  Other............................         17        18        17
                                    ----------  --------  --------
     Total.........................    475,536   469,872   464,805
                                    ==========  ========  ========

Operating Revenues (thousands)
  Residential...................... $  422,153  $390,531  $373,760
  Commercial.......................    237,799   218,046   200,124
  Industrial.......................    224,135   228,546   205,996
  Public authorities and railroads.     78,225    75,387    72,859
  Private utilities and wholesale..     57,799    24,273    38,491
  Other............................      9,807     9,110    10,090
                                    ----------  --------  --------
     Total......................... $1,029,918  $945,893  $901,320
                                    ==========  ========  ========

Residential Statistics
 (per customer-average)
  Sales - kWh......................     11,518    10,676    10,998
  Revenue.......................... $   998.27  $ 933.70  $ 901.91
  Rate per kWh (month of December)
   (cents).........................       8.01      8.68      7.99

                THE DAYTON POWER AND LIGHT COMPANY
                       OPERATING STATISTICS
                          GAS OPERATIONS

                                        Years Ended December 31,
                                        ------------------------
                                        1995      1994      1993
                                        ----      ----      ----
Gas Output (thousands of MCF)
  Direct market purchases..........   44,376    43,140    44,284
  Liquefied petroleum gas..........       18       144        58
  Company use and unaccounted for..   (1,594)   (1,227)   (1,164)
  Transportation gas received......   16,870    15,141    13,704
                                    --------  --------  --------
     Total.........................   59,670    57,198    56,882
                                    ========  ========  ========

Gas Sales (thousands of MCF)
  Residential......................   29,397    27,911    28,786
  Commercial.......................    8,307     8,081     8,468
  Industrial.......................    2,584     3,150     3,056
  Public authorities...............    3,006     2,909     3,171
  Transportation gas delivered.....   16,376    15,147    13,401
                                    --------  --------  --------
     Total.........................   59,670    57,198    56,882
                                    ========  ========  ========

Gas Customers at End of Period
  Residential......................  269,694   266,116   262,834
  Commercial.......................   21,451    21,060    20,853
  Industrial.......................    1,574     1,528     1,527
  Public authorities...............    1,423     1,317     1,333
                                    --------  --------  --------
     Total.........................  294,142   290,021   286,547
                                    ========  ========  ========

Operating Revenues (thousands)
  Residential...................... $149,006  $157,193  $161,254
  Commercial.......................   39,047    42,382    44,321
  Industrial.......................   11,447    14,949    14,890
  Public authorities...............   12,589    14,165    15,248
  Other............................    9,950     8,433     9,366
                                    --------  --------  --------
     Total......................... $222,039  $237,122  $245,079
                                    ========  ========  ========

Residential Statistics
 (per customer-average)
  Sales - MCF......................    109.8     105.7     110.2
  Revenue.......................... $ 556.72  $ 595.30  $ 617.33
  Rate per MCF (month of December). $   4.44  $   5.57  $   5.66

                   EXECUTIVE OFFICERS OF THE REGISTRANT
                          (As of March 1, 1996)

                                Business Experience,
                                  Last Five Years
                             (Positions with Registrant
     Name            Age     Unless Otherwise Indicated)           Dates
     ----            ---     ---------------------------    ------------------
Peter H. Forster     53     Chairman and Chief Executive     9/26/95 - 3/01/96
                              Officer
                            Chairman, President and Chief    4/05/88 - 9/26/95
                              Executive Officer
                            Chairman, DP&L                   4/06/92 - 3/01/96
                            Chairman and Chief Executive     8/02/88 - 4/06/92
                              Officer, DP&L

Allen M. Hill        50     President and Chief Operating    9/26/95 - 3/01/96
                              Officer
                            President and Chief Executive    4/06/92 - 3/01/96
                              Officer, DP&L
                            President and Chief Operating    8/02/88 - 4/06/92
                              Officer, DP&L

Paul R. Anderson     53     Controller                       4/12/81 - 3/01/96

Stephen P. Bramlage  49     Assistant Vice President, DP&L   1/01/94 - 3/01/96
                            Director, Service Operations,   10/29/89 - 1/01/94
                              DP&L

Robert M. Combs      50     Vice President, DP&L             5/09/94 - 3/01/96
                            Treasurer, DP&L                  3/17/93 - 5/09/94
                            Director, J. M. Stuart           9/16/91 - 3/17/93
                              Electric Generating Station
                            United States Navy
                            Production Officer,              8/01/88 - 9/16/91
                              Charleston Naval Shipyard

Georgene H. Dawson   46     Assistant Vice President, DP&L   1/01/94 - 3/01/96
                            Director, Service Operations,    4/03/92 - 1/01/94
                             DP&L
                            Service Center Manager           6/11/89 - 4/03/92

Jeanne S. Holihan    39     Assistant Vice President, DP&L   3/17/93 - 3/01/96
                            Treasurer, DP&L                 11/06/90 - 3/17/93


                      EXECUTIVE OFFICERS OF THE REGISTRANT
                             (As of March 1, 1996)


                                   Business Experience,
                                     Last Five Years
                                (Positions with Registrant
     Name               Age     Unless Otherwise Indicated)           Dates
     ----               ---     --------------------------     --------------------
Thomas M. Jenkins       44      Group Vice President and         6/27/95 -  3/01/96
                                  Treasurer
                                Group Vice President, DP&L
                                Group Vice President and         5/09/94 -  6/27/95
                                  Treasurer, DPL Inc. and DP&L
                                Group Vice President and        11/06/90 -  5/09/94
                                  Treasurer
                                Group Vice President, DP&L

Stephen F. Koziar, Jr.  51      Group Vice President and         1/31/95 -  3/01/96
                                  Secretary, DPL Inc. and DP&L
                                Group Vice President,           12/10/87 -  1/31/95
                                  DPL Inc. and DP&L

Judy W. Lansaw          44      Group Vice President,            1/31/95 -  3/01/96
                                  DPL Inc. and DP&L
                                Group Vice President and        12/07/93 -  1/31/95
                                  Secretary, DPL Inc. and DP&L
                                Vice President and               8/01/89 - 12/07/93
                                  Secretary, DPL Inc. and DP&L

Arthur G. Meyer         46      Treasurer, DP&L                  6/27/95 -  3/01/96
                                Director, Financial Activities,
                                  DP&L                           5/09/94 -  6/27/95
                                Manager, South Dayton Service    1/31/94 -  5/09/94
                                  Center
                                Associate General Counsel, DP&L  7/13/92 -  1/31/94
                                President, Dayton Business       2/01/89 -  7/13/92
                                  Committee

Bryce W. Nickel         39      Assistant Vice President, DP&L   1/01/94 -  3/01/96
                                Director, Service Operations,   10/29/89 -  1/01/94
                                  DP&L

H. Ted Santo            45      Group Vice President, DP&L      12/08/92 -  3/01/96
                                Vice President, DP&L             2/28/88 - 12/08/92


Item 2 - Properties
------------------------------------------------------------------------------

Electric

     Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), CONSTRUCTION AND FINANCING PROGRAM OF DPL INC. (pages I-4 through I-6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-
8) - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages 21 and 23, respectively, of the registrant's 1995 Annual Report, which pages are incorporated herein by reference.

Gas

     Information relating to DP&L's gas properties is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2) and GAS
OPERATIONS AND GAS SUPPLY (pages I-8 and I-9), which pages are incorporated herein by reference.

Steam

     DP&L owns two steam generating plants and the steam distribution facility serving downtown Dayton, Ohio.

Other

     DP&L owns a number of area service buildings located in various operating centers.

     Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.

Item 3 - Legal Proceedings
------------------------------------------------------------------------------

     Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), COMPETITION (pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-8), GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 through I-12) and ENVIRONMENTAL CONSIDERATIONS (pages I-12 and I-13) and - Note 2 of Notes of Consolidated Financial Statements on page 21 of the registrant's 1995 Annual Report, which pages are incorporated herein by reference.

Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------------------------

     DPL Inc.'s Annual Meeting of Shareholders ("Annual Meeting") was held on April 18, 1995. Three directors of DPL Inc. were elected at the Annual Meeting, each of whom will serve a three year term expiring in 1998. The nominees were elected as follows: Thomas J. Danis, 91,287,187 shares FOR, 1,001,355 shares WITHHELD; Allen M. Hill, 91,441,712 shares FOR, 846,830 shares WITHHELD; and W August Hillenbrand, 91,426,127 shares FOR, 862,415 shares WITHHELD.

PART II

Item 5 - Market For Registrant's Common Equity And Related
         Stockholder Matters
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth on pages 14, 27 and 28 of the registrant's 1995 Annual Report, which pages are incorporated herein by reference. As of December 31, 1995, there were 48,919 holders of record of DPL Inc. common equity, excluding individual participants in security position listings.

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

Item 6 - Selected Financial Data
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth on page 14 of the registrant's 1995 Annual Report, which page is incorporated herein by reference.

Item 7 - Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth in Note 2 of Notes to Consolidated Financial Statements on page 21 and on pages 1, 13, 15 and 16 of the registrant's 1995 Annual Report, which pages are incorporated herein by reference. Subsequent to the completion of the 1995 Annual Report, DP&L was notified that the U.S. EPA amended its Record of Decision at one superfund site, with a revised estimate for clean-up. The total cost estimate for three sites changed from $56 million to $61 million.

Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth on page 14 and on pages 17 through 27 of the registrant's 1995 Annual Report, which pages are incorporated herein by reference.

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------


To the Board of Directors of DPL Inc.


Our audits of the consolidated financial statements referred to in our report dated January 18, 1996 appearing on page 27 of the 1995 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 18, 1996

Item 9 - Changes In And Disagreements With Accountants On
         Accounting And Financial Disclosure
------------------------------------------------------------------------------

          None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------------

Directors of the Registrant

          The information required by this item of Form 10-K is set forth on pages 2 through 5 of DPL Inc.'s definitive Proxy Statement dated March 1, 1996, relating to the 1996 Annual Meeting of Shareholders ("1996 Proxy Statement"), which pages are incorporated herein by reference, and on pages I-16 and I-17 of this Form 10-K.

Item 11 - Executive Compensation
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth on pages 9 through 15 of the 1996 Proxy Statement, which pages are incorporated herein by reference.

Item 12 - Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------

          The information required by this item of Form 10-K is set forth on pages 3 through 6 and on pages 14 and 15 of the 1996
Proxy Statement, which pages are incorporated herein by reference.

Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------------

          None.














                              III-1

PART IV

Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------------

                                               Pages of 1995 Form
                                                10K Incorporated
                                                  by Reference
                                               ------------------

Report of Independent Accountants                      II-2

  (a) Documents filed as part of the Form 10-K

1.   Financial Statements                         Pages of 1995 Annual
     --------------------                          Report Incorporated
                                                      by Reference
                                                  --------------------

Consolidated Statement of Results of Operations
for the three years in the period ended
December 31, 1995.................................          17

Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1995.......          18

Consolidated Balance Sheet as of December 31,
1995 and 1994.....................................          19

Notes to Consolidated Financial Statements........        20 - 26

Report of Independent Accountants.................          27


2.   Financial Statement Schedule
     ----------------------------

For the three years in the period ended December 31, 1995:

                                                        Page No.
                                                        --------

Schedule II - Valuation and qualifying accounts           IV-7

          The information required to be submitted in schedules
I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.   Exhibits
     --------

The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                                 Incorporation by
                                                    Reference
                                                 ----------------

2     Copy of the Agreement of Merger among      Exhibit A to the 1986
      DPL Inc., Holding Sub Inc. and DP&L dated  Proxy Statement
      January 6, 1986..........................  (File No. 1-2385)

3(a)  Copy of Amended Articles of Incorporation  Exhibit 3 to Report on
      of DPL Inc. dated January 4, 1991, and     Form 10-K for the year
      amendment dated December 3, 1991.........  ended December 31, 1991
                                                 (File No. 1-9052)

3(b)  Copy of Amendment dated April 20, 1993     Exhibit 3(b) to Report
      to DPL Inc.'s Amended Articles of          on Form 10-K for the year
      Incorporation............................  ended December 31, 1993
                                                 (File No. 1-9052)

4(a)  Copy of Composite Indenture dated as of    Exhibit 4(a) to Report
      October 1, 1935, between DP&L and The      on Form 10-K for the year
      Bank of New York, Trustee with all         ended December 31, 1985
      amendments through the Twenty-Ninth        (File No. 1-2385)
      Supplemental Indenture...................

4(b)  Copy of the Thirtieth Supplemental         Exhibit 4(h) to
      Indenture dated as of March 1, 1982,       Registration Statement
      between DP&L and The Bank of New York,     No. 33-53096
      Trustee..................................

4(c)  Copy of the Thirty-First Supplemental      Exhibit 4(h) to
      Indenture dated as of November 1, 1982,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee..................................

4(d)  Copy of the Thirty-Second Supplemental     Exhibit 4(i) to
      Indenture dated as of November 1, 1982,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee..................................

4(e)  Copy of the Thirty-Third Supplemental      Exhibit 4(e) to Report
      Indenture dated as of December 1, 1985,    on Form 10-K for the year
      between DP&L The Bank of New York,         ended December 31, 1985
      Trustee..................................  (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental     Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,       Form 10-Q for the quarter
      Between DP&L and The Bank of New York,     ended June 30, 1986
      Trustee..................................  (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental      Exhibit 4(h) to Report on
      Indenture dated as of December 1, 1986,    Form 10-K for the year
      between DP&L and The Bank of New York,     ended December 31, 1986
      Trustee..................................  (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental      Exhibit 4(i) to
      Indenture dated as of August 15, 1992,     Registration Statement
      between DP&L and The Bank of New York,     No. 33-53906
      Trustee..................................

4(i)  Copy of the Thirty-Seventh Supplemental    Exhibit 4(j) to
      Indenture dated as of November 15, 1992,   Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee..................................

4(j)  Copy of the Thirty-Eighth Supplemental     Exhibit 4(k) to
      Indenture dated as of November 15, 1992,   Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee..................................

4(k)  Copy of the Thirty-Ninth Supplemental      Exhibit 4(k) to
      Indenture dated as of January 15, 1993,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-57928
      Trustee..................................

4(l)  Copy of the Fortieth Supplemental          Exhibit 4(m) to Report on
      Indenture dated as of February 15, 1993    Form 10-K for the year
      Betwenn DP&L and The Bank of New York,     ended December 31, 1992
      Trustee..................................  (File No. 1-2385)

4(m)  Copy of the Credit Agreement dated as of   Exhibit 4(k) to DPL Inc.'s
      November 2, 1989 between DPL Inc., the     Registration Statement
      Bank of New York, as agent, and the banks  on Form S-3 (File No.
      named therein............................  33-32348)

4(n)  Copy of Shareholder Rights Agreement       Exhibit 4 to Report on
      between DPL Inc. and The First National    Form 8-K dated December 13,
      Bank of Boston...........................  1991 (File No. 1-9052)

10(a) Description of Management Incentive        Exhibit 10(c) to Report on
      Compensation Program for Certain           Form 10-K for the year
      Executive Officers.......................  ended December 31, 1986
                                                 (File No. 1-9052)

10(b) Copy of Severance Pay Agreement with       Exhibit 10(f) to Report on
      Certain Executive Officers...............  Form 10-K for the year ended December 31, 1987
                                                 (File No. 1-9052)

10(c) Copy of Supplemental Executive Retirement  Exhibit 10(e) to Report on
      Plan amended August 6, 1991..............  Form 10-K for the year ended December 31, 1991
                                                 (File No. 1-9052)

10(d) Amended description of Directors' Deferred Exhibit 10(d) to Report
      Stock Compensation Plan effective January  on Form 10-K for the year
      1, 1993..................................  ended December 31, 1993
                                                 (File No. 1-9052)

10(e) Amended description of Deferred            Exhibit 10(e) to Report
      Compensation plan for Non-Employee         on Form 10-K for the year
      Directors effective January 1, 1993......  ended December 31, 1993
                                                 (File No. 1-9052)

10(f) Copy of Management Stock Incentive Plan    Exhibit 10(f) to Report
      amended January 1, 1993..................  on Form 10-K for the year ended December 31, 1993
                                                 (File No. 1-9052)

18   Copy of preferability letter relating to    Exhibit 18 to Report on
     change in accounting for unbilled revenues  Form 10-K for the year from Price Waterhouse LLP.................  ended December 31, 1987
                                                 (File No. 1-9052)

     The following exhibits are filed herewith:
                                                       Page No.
                                                       --------

13   Copy of DPL Inc.'s 1995 Annual Report to
     Shareholders..............................

21   Copy of List of Subsidiaries of DPL Inc...

23   Consent of Price Waterhouse LLP...........

Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, DPL Inc. has not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of DPL Inc. and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

      (b)  Reports on Form 8-K
           -------------------

          None.

                           SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DPL Inc.

                             Registrant


March 21, 1996                       Peter H. Forster
                               ----------------------------
                                     Peter H. Forster
                               Chairman and Chief Executive
                                         Officer

          Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Thomas J. Danis       Director                  March 26, 1996
  -------------------
    (T. J. Danis)

                          Director                  March   , 1996
  -------------------
    (J. F. Dicke, II)


    Peter H. Forster      Director, Chairman and    March 21, 1996
  -------------------     Chief Executive Officer
    (P. H. Forster)       (principal executive
                          officer)


    Ernie Green           Director                  March 22, 1996
  -------------------
    (E. Green)

                          Director                  March   , 1996
  -------------------
   (J. G. Haley)


    Allen M. Hill         Director, President and   March 21, 1996
  -------------------     Chief Operating Officer
    (A. M. Hill)

                          Director                  March   , 1996
  --------------------
    (W A. Hillenbrand)


                          Director                  March   , 1996
  --------------------
    (D. R. Holmes)


    Thomas M. Jenkins     Group Vice President and  March 21, 1996
  --------------------    Treasurer (principal
    (T. M. Jenkins)       financial and accounting
                          officer)


    Burnell R. Roberts    Director                  March 25, 1996
  --------------------
    (B. R. Roberts)

                                                                  Schedule II



                                      DPL Inc.
                         VALUATION AND QUALIFYING ACCOUNTS

                  For the years ended December 31, 1995, 1994 and 1993



----------------------------------------------------------------------------------------------
        COLUMN A                       COLUMN B          COLUMN C        COLUMN D     COLUMN E
----------------------------------------------------------------------------------------------
                                                        Additions
                                                    ----------------
                                        Balance at   Charged                         Balance
                                        Beginning      to              Deductions    at End
      Description                       of Period    Income    Other       (1)      of Period
----------------------------------------------------------------------------------------------
                                        ------------------------thousands---------------------

1995:
Deducted from accounts receivable--

 Provision for uncollectible accounts... $ 7,801    $ 1,096    $  -     $ 2,416    $ 6,481


1994:
Deducted from accounts receivable--

 Provision for uncollectible accounts... $ 9,122    $ 1,553    $  -     $ 2,874    $ 7,801


1993:
Deducted from accounts receivable--

 Provision for uncollectible accounts... $10,461    $ 1,353    $  -     $ 2,692    $ 9,122




(1)  Amounts written off, net of recoveries of accounts previously written off.
