Form 10-Q
period 1996-03-31
DPL INC
filed 1996-05-14
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1996

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

                      YES      X       NO
                              ----          ----

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights            106,659,023 Shares
  -----------------------------------            ------------------
        (Title of each class)              (Outstanding at March 31, 1996)

                               DPL INC.

                                INDEX


                                                         Page No.
                                                         --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations    1

          Consolidated Statement of Cash Flows               2

          Consolidated Balance Sheet                         3

          Notes to Consolidated Financial Statements         5

          Operating Statistics                               6


     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                   8


Part II - Other Information                                 10

     Signatures                                             11

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL Inc.

                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                  1996     1995
                                                  ----     ----
                                                  --thousands--

Income
- ------

Utility service revenues                        $368,421  $355,567
Interest and other income                          6,377     6,297
                                                --------  --------
     Total Income                                374,798   361,864
                                                --------  --------
Expenses
- --------

Fuel and purchased power                          61,624    64,147
Gas purchased for resale                          64,559    63,019
Operation and maintenance                         56,111    51,505
Depreciation and amortization                     30,388    28,896
Amortization of regulatory assets, net             4,059     2,725
General taxes                                     32,312    31,261
Interest expense                                  22,030    23,134
Preferred dividend requirements of The Dayton
  Power and Light Company                            217       217
                                                 -------   -------
     Total Expenses                              271,300   264,904
                                                 -------   -------
Income Before Income Taxes                       103,498    96,960

Income Taxes                                      39,672    36,147
                                                --------  --------
Net Income                                      $ 63,826  $ 60,813
                                                ========  ========

Average Number of Common Shares
  Outstanding (thousands)                        100,961   101,056

Earnings Per Share of Common Stock                 $0.63     $0.60

Dividends Paid Per Share of Common Stock          $0.325     $0.31



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL Inc.

                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                  1996     1995
                                                  ----     ----
                                                  --thousands--
Operating Activities
- --------------------

  Cash received from utility customers          $348,710  $343,636
  Other operating cash receipts                    6,982     8,559
  Cash received (paid) for:
     Fuel and purchased power                    (56,219)  (61,472)
     Purchased gas                               (49,260)  (33,621)
     Operation and maintenance labor             (26,210)  (25,592)
     Nonlabor operating expenditures             (33,684)  (38,785)
     Interest                                    (27,869)  (24,856)
     Income taxes                                 11,107    11,375
     Property, excise and payroll taxes          (50,319)  (49,582)
                                                --------  --------
  Net cash provided by operating activities      123,238   129,662
                                                --------  --------

Investing Activities
- --------------------

  Net cash used for property expenditures
    and other                                    (59,671)  (28,515)
                                                --------  --------

Financing Activities
- --------------------

Dividends paid on common stock                   (33,294)  (31,330)
  Purchase of treasury stock                        (898)        -
  Retirement of long-term debt                         -       (42)
                                                --------  --------
  Net cash used for financing activities         (34,192)  (31,372)
                                                --------  --------
Cash and temporary cash investments--

  Net change                                      29,375    69,775
  Balance at beginning of period                 150,371    95,566
                                                --------  --------
  Balance at end of period                      $179,746  $165,341
                                                ========  ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL Inc.

                                                  At          At
                                               March 31,  December 31,
                                                 1996        1995
                                               --------   -----------
                                                   --thousands--
ASSETS
- ------

Property
- --------

Utility property                              $3,369,261   $3,370,697
Other property                                    56,102       55,427
Construction work in progress                     39,078       23,496
                                              ----------   ----------
                                               3,464,441    3,449,620

Less--
  Accumulated depreciation and amortization   (1,194,445)  (1,167,779)
                                              ----------   ----------
     Net property                              2,269,996    2,281,841
                                              ----------   ----------

Current Assets
- --------------

Cash and temporary cash investments              179,746      150,371
Accounts receivable, less provision for
  uncollectible accounts                         165,926      147,998
Inventories, at average cost                      58,536       82,700
Taxes applicable to subsequent years              52,890       82,371
Prepaid utility excise tax                        36,079       18,069
Prepayments and other                             13,153       21,715
                                              ----------   ----------
  Total current assets                           506,330      503,224
                                              ----------   ----------

Other Assets
- ------------

Income taxes recoverable through future
  revenues                                       235,934      238,632
Regulatory assets                                151,580      155,715
Other assets                                     180,157      143,343
                                              ----------   ----------
  Total other assets                             567,671      537,690
                                              ----------   ----------
Total Assets                                  $3,343,997   $3,322,755
                                              ==========   ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                               DPL Inc.

                                                 At          At
                                              March 31,  December 31,
                                                1996        1995
                                              --------   -----------
                                                   --thousands--
CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
- --------------

Common shareholders' equity--
  Common stock                              $    1,067   $    1,067
  Other paid-in capital                        771,042      771,414
  Common stock held by employee plans         (105,208)    (107,228)
  Earnings reinvested in the business          530,313      499,533
                                            ----------   ----------
     Total common shareholders' equity       1,197,214    1,164,786

Preferred stock                                 22,851       22,851
Long-term debt                               1,081,612    1,081,591
                                            ----------   ----------
     Total capitalization                    2,301,677    2,269,228
                                            ----------   ----------

Current Liabilities
- -------------------

Accounts payable                                80,702       96,982
Accrued taxes                                  140,134      119,398
Accrued interest                                18,746       24,929
Other                                           28,771       43,521
                                            ----------   ----------
     Total current liabilities                 268,353      284,830
                                            ----------   ----------

Deferred Credits and Other
- --------------------------

Deferred taxes                                 512,881      516,292
Unamortized investment tax credit               78,895       79,646
Other                                          182,191      172,759
                                            ----------   ----------
     Total deferred credits and other          773,967      768,697
                                            ----------   ----------
Total Capitalization and Liabilities        $3,343,997   $3,322,755
                                            ==========   ==========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1.   Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

                                              Three Months Ended
                                                   March 31
                                              1996           1995
                                              ----           ----
                                                 --millions--

Net Income                                  $ 63.8         $ 60.8
Adjustments for non-cash items:
  Depreciation and amortization               30.4           28.9
  Taxes applicable to subsequent years        29.8           28.7
Changes in Working Capital:
  Accounts receivable                        (16.4)         (10.4)
  Accounts payable                           (10.8)           6.8
  Other                                       11.1           12.1
Other operating activities                    15.3            2.8
                                            ------         ------
Net cash provided by operating activities   $123.2         $129.7
                                            ======         ======


2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.


3. The consolidated financial statements in this report have been prepared by DPL Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1995 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1996     1995
                                                     ----     ----

Electric
- --------

Sales (millions of kWh) --
  Residential                                       1,498    1,346
  Commercial*                                         832      772
  Industrial*                                       1,063    1,096
  Other                                               946    1,020
                                                  -------  -------
     Total                                          4,339    4,234

Revenues (thousands of dollars) --
  Residential                                     119,350  110,309
  Commercial*                                      56,813   53,837
  Industrial*                                      53,428   56,045
  Other                                            35,034   35,885
                                                  -------  -------
     Total                                        264,625  256,076

Other Electric Statistics --
  Average price per kWh--retail and wholesale
     customers (cents)                               6.03     5.99
  Fuel cost per net kWh generated (cents)            1.30     1.34
  Electric customers at end of period             476,557  471,596
  Average kWh use per residential customer          3,518    3,194
  Peak demand--maximum one hour use (mw), (net)     2,668    2,508



*Includes the effect of reclassifying certain industrial customers as commercial customers in the fourth quarter of 1995.

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company

                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1996     1995
                                                     ----     ----

Gas
- ---

Sales (millions of mcf) --
  Residential                                      14,712   12,771
  Commercial                                        4,447    3,545
  Industrial                                        1,846    1,225
  Other                                             1,308    1,196
  Transported gas                                   5,651    5,453
                                                  -------  -------
     Total                                         27,964   24,190

Revenues (thousands of dollars) --
  Residential                                      66,910   65,472
  Commercial                                       19,128   17,344
  Industrial                                        7,259    5,839
  Other                                             9,218    8,532
                                                  -------  -------
     Total                                        102,515   97,187

Other Gas Statistics --
  Average price per mcf--retail customers
    (dollars)                                        4.42     5.03
  Gas customers at end of period                  295,778  291,315

Degree Days (based on calendar month) --

  Heating                                           3,197    2,831
  Cooling                                               0        0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     DPL Inc.'s earnings for the first quarter of 1996 were $0.63 per share, an increase from the $0.60 per share earned in the same period a year ago. Continued strong business activity and colder than normal winter weather were the main reasons behind the improved financial performance. DPL Inc. was also able to continue to control costs throughout the Company, which helped to achieve the earnings growth.

     An analysis of the financial condition and results of operations for the first quarter ended March 31, 1996 and 1995 is discussed below.

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

     As of March 31, 1996, DPL Inc.'s cash and temporary cash investment balance was $179.7 million.

     DP&L has available to it $97 million in short-term informal lines of credit. As of March 31, 1996, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement. As of March 31, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1996-2000.

Results of Operations
- ---------------------

     Electric revenues increased by $8.6 million for the first quarter of 1996. Residential customer revenues were up $9.0 million as a result of higher sales from colder weather.

     Gas revenues increased $5.3 million from the corresponding quarter last year. The variance reflects a 16% increase in gas sales due to colder weather and to increased business activity.

     Fuel and purchased power declined $2.5 million in the first quarter primarily due to lower electric fuel costs. Operation and maintenance expense was $4.6 million higher in the first quarter of 1996 compared to 1995. The variance was due to increased insurance costs.

     Income taxes increased $3.5 million from the first quarter of 1995 primarily due to higher book income.

                      Part II.  Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     At DPL Inc.'s Annual Meeting of Shareholders held on April 16, 1996, three directors of DPL Inc. were elected, each of whom will serve a three year term expiring in 1999. The nominees were elected as follows: James F. Dicke, II, 94,048,977 shares FOR, 1,398,265 shares WITHHELD; Peter H. Forster, 94,000,967 shares FOR, 1,446,275 shares WITHHELD; and Jane G. Haley, 94,003,920 shares FOR, 1,443,322 shares WITHHELD.


Item 5.  Other Information.

Rate Regulation and Government Legislation
- ------------------------------------------

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs, which tariffs would provide third parties with non-discriminatory wholesale transmission service comparable to what the utility provides itself. The rules require all such filings within 60 days of the publication of the orders in the Federal Register. DP&L filed its open-access tariff on April 12, 1996. FERC further stated that all stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities.

     On March 21, 1996, legislation was introduced in the Ohio House of Representatives which would restructure the electric industry in Ohio. It is not expected that this legislation will be passed during this legislative session.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term which commenced on April 11, 1996 and will extend until April 10, 2001.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by the DPL Inc. during the quarter ended March 31, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                     -------------------------
                                           (Registrant)





Date      May 13, 1996              /s/ Stephen F. Koziar
     ---------------------------   ---------------------------
                                        Stephen F. Koziar
                                     Group Vice President and
                                            Secretary




Date      May 13, 1996              /s/ Thomas M. Jenkins
     ---------------------------   ---------------------------
                                        Thomas M. Jenkins
                                       Group Vice President
                                       (Principal Financial
                                             Officer)