Form 10-Q
period 1996-06-30
DPL INC
filed 1996-08-14
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996

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

                      YES       X       NO
                               ---           ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights            106,009,923 Shares
  -----------------------------------            ------------------
         (Title of each class)             (Outstanding at June 30, 1996)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.



                                           Three Months         Six Months
                                              Ended               Ended
                                             June 30             June 30
                                          -------------       -------------
                                          1996     1995       1996     1995
                                          ----     ----      ----     ----
                                          --thousands--      --thousands--
Income
- ------

Utility service revenues               $281,401  $265,895  $649,822  $621,462
Interest and other income                 8,451     7,213    14,828    13,510
                                       --------  --------  --------  --------
     Total Income                       289,852   273,108   664,650   634,972
                                       --------  --------  --------  --------

Expenses
- --------

Fuel and purchased power                 54,615    59,554   116,239   123,701
Gas purchased for resale                 19,461    17,614    84,020    80,633
Operation and maintenance                68,551    55,957   124,663   107,461
Depreciation and amortization            32,272    29,050    62,660    57,946
Amortization of regulatory assets, net    3,402     2,794     7,461     5,519
General taxes                            32,078    31,006    64,390    62,267
Interest expense                         22,114    23,204    44,144    46,338
Preferred dividend requirements of
  The Dayton Power and Light Company        217       217       434       434
                                       --------  --------  --------  --------
     Total Expenses                     232,710   219,396   504,011   484,299
                                       --------  --------  --------  --------
Income Before Income Taxes               57,142    53,712   160,639   150,673

Income Taxes                             22,293    19,111    61,964    55,259
                                       --------  --------  --------  --------
Net Income                             $ 34,849  $ 34,601  $ 98,675  $ 95,414
                                       ========  ========  ========  ========

Average Number of Common Shares
  Outstanding (thousands)               100,569   101,130   100,765   101,093

Earnings Per Share of Common Stock     $   0.35  $   0.34  $   0.98  $   0.94

Dividends Paid Per Share of Common
  Stock                                $  0.325  $   0.31  $   0.65  $   0.62



Set Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    1996      1995
                                                    ----      ----
                                                    --thousands--
Operating Activities
- --------------------

  Cash received from utility customers          $653,185   $641,539
  Other operating cash receipts                   13,555     16,799
  Cash paid for:
     Fuel and purchased power                   (108,065)  (120,023)
     Purchased gas                               (95,027)   (74,315)
     Operation and maintenance labor             (43,786)   (45,607)
     Nonlabor operating expenditures             (74,866)   (73,599)
     Interest                                    (43,514)   (43,125)
     Income taxes                                (42,804)   (42,804)
     Property, excise and payroll taxes          (72,371)   (71,548)
                                                --------   --------
  Net cash provided by operating activities      186,307    187,317
                                                --------   --------

Investing Activities
- --------------------

  Property expenditures                          (41,937)   (44,702)
  Other activities                              (177,026)    (5,608)
                                                --------   --------
  Net cash used for investing activities        (218,963)   (50,310)
                                                --------   --------

Financing Activities
- --------------------

  Dividends paid on common stock                 (65,982)   (62,664)
  Retirement of long-term debt                       (50)    (3,145)
  Purchase of treasury stock                     (15,803)         -
                                                --------   --------
  Net cash used for financing activities         (81,835)   (65,809)
                                                --------   --------

Cash and temporary cash investments--
- -----------------------------------

  Net change                                    (114,491)    71,198
  Balance at beginning of period                 150,371     95,566
                                                --------   --------
  Balance at end of period                      $ 35,880   $166,764
                                                ========   ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                       At            At
                                                    June 30,     December 31,
                                                      1996          1995
                                                    --------    ------------
                                                        --thousands--

ASSETS
- ------

Property
- --------

Utility property                                   $3,372,921   $3,370,697
Other property                                         36,220       55,427
Construction work in progress                          65,289       23,496
                                                   ----------   ----------
                                                    3,474,430    3,449,620

Less--
  Accumulated depreciation and amortization        (1,218,135)  (1,167,779)
                                                   ----------   ----------
     Net property                                   2,256,295    2,281,841
                                                   ----------   ----------

Current Assets
- --------------

Cash and temporary cash investments                    35,880      150,371
Accounts receivable, less provision for
  uncollectible accounts                              144,965      147,998
Inventories, at average cost                           63,842       82,700
Taxes applicable to subsequent years                   77,086       82,371
Other current assets                                   46,500       39,784
                                                   ----------   ----------
  Total current assets                                368,273      503,224
                                                   ----------   ----------

Other Assets
- ------------

Income taxes recoverable through future revenues      232,675      238,632
Regulatory assets                                     147,195      155,715
Financial assets                                      164,666       27,191
Other assets                                          118,728      116,152
                                                   ----------   ----------
  Total other assets                                  663,264      537,690
                                                   ----------   ----------
Total Assets                                       $3,287,832   $3,322,755
                                                   ==========   ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                               DPL INC.

                                                    At             At
                                                 June 30,      December 31,
                                                   1996           1995
                                                 --------      ------------
                                                     --thousands--

CAPITALIZATION AND LIABILITIES
- ------------------------------

Capitalization
- --------------

Common shareholders' equity--
  Common stock                                 $    1,060     $    1,067
  Other paid-in capital                           756,232        771,414
  Common stock held by employee plans            (106,093)      (107,228)
  Earnings reinvested in the business             499,248        499,533

     Total common shareholders' equity          1,150,447      1,164,786

Preferred stock                                    22,851         22,851
Long-term debt                                  1,040,632      1,081,591
                                               ----------     ----------
     Total capitalization                       2,213,930      2,269,228
                                               ----------     ----------

Current Liabilities
- -------------------

Accounts payable                                   66,939         96,982
Accrued taxes                                     112,045        119,398
Accrued interest                                   24,869         24,929
Current portion of long-term debt                  41,400            450
Other                                              50,549         43,071
                                               ----------     ----------
     Total current liabilities                    295,802        284,830
                                               ----------     ----------

Deferred Credits and Other
- --------------------------

Deferred taxes                                    505,406        516,292
Unamortized investment tax credit                  76,902         79,646
Other                                             195,792        172,759
                                               ----------     ----------
     Total deferred credits and other             778,100        768,697
                                               ----------     ----------
Total Capitalization and Liabilities           $3,287,832     $3,322,755
                                               ==========     ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1.   Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

                                                 Six Months Ended
                                                     June 30
                                               1996            1995
                                               ----            ----
                                                   --millions--

Net Income                                   $ 98.7          $ 95.4
Adjustments for non-cash items:
  Depreciation and amortization                62.7            57.9
Changes in working capital:
  Accounts receivable                           5.8            28.7
  Accounts payable                            (26.3)          (21.9)
  Other                                        19.5            30.7
Other operating activities                     25.9            (3.5)
                                             ------          ------
Net cash provided by operating activities    $186.3          $187.3
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                             Three Months       Six Months
                                                Ended             Ended
                                               June 30           June 30
                                            -------------     -------------
                                            1996     1995     1996     1995
                                            ----     ----     ----     ----
Electric
- --------

Sales (millions of kWh)--
  Residential                              1,032      924    2,530    2,271
  Commercial*                                881      769    1,713    1,541
  Industrial*                              1,122    1,168    2,185    2,264
  Other                                      750    1,028    1,696    2,048
                                         -------  -------  -------  -------
     Total                                 3,785    3,889    8,124    8,124

Revenues (thousands of dollars)--
  Residential                             94,967   84,672  214,317  194,981
  Commercial*                             63,052   54,930  119,865  108,767
  Industrial*                             55,501   59,530  108,929  115,575
  Other                                   32,043   35,712   67,076   71,596
                                         -------  -------  -------  -------
     Total                               245,563  234,844  510,187  490,919

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)            6.41     5.97     6.21     5.98
  Fuel cost per net kWh generated
     (cents)                                1.24     1.31     1.26     1.33
  Electric customers at end of period 476,822 472,394 476,822 472,394 Average kWh use per residential
     customer                              2,420    2,188    5,938    5,381
  Peak demand-maximum one hour
     use (mw), (net)                       2,641    2,704    2,668    2,704



*Includes the effect of reclassifying certain industrial customers as commercial customers in the fourth quarter of 1995.

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                             Three Months       Six Months
                                                Ended             Ended
                                               June 30           June 30
                                            -------------     -------------
                                            1996     1995     1996     1995
                                            ----     ----     ----     ----
Gas
- ---

Sales (millions of mcf)--
  Residential                              4,284    3,617   18,997   16,388
  Commercial                               1,242      999    5,689    4,544
  Industrial                                 739      423    2,585    1,648
  Other                                      410      546    1,718    1,742
  Transportation gas delivered             3,623    3,521    9,274    8,974
                                         -------  -------  -------  -------
     Total                                10,298    9,106   38,263   33,296

Revenues (thousands of dollars)--
  Residential                             22,793   19,833   89,703   85,305
  Commercial                               5,964    4,930   25,092   22,274
  Industrial                               2,951    1,692   10,210    7,531
  Other                                    4,108    4,186   13,326   12,718
                                         -------  -------  -------  -------
     Total                                35,816   30,641  138,331  127,828

Other Gas Statistics--
  Average price mcf-retail customers
    (dollars)                               5.00     5.10     4.55     5.05
  Gas customers at end of period         295,351  291,326  295,351  291,326

Degree Days (based on calendar month)--
  Heating                                    723      607    3,920    3,438
  Cooling                                    282      249      282      249

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     DPL Inc.'s earnings for the second quarter of 1996 were $0.35 per share, up $.01 from second quarter earnings a year ago. Year-to-date earnings were $0.98 per share, up from $0.94 per share for the same period in 1995. The West Central Ohio economy remained very strong in the second quarter with unemployment levels in the service area dropping below 4%, outpacing both the state and national economies. This performance, combined with more seasonable weather than last year, led to an increase in retail electric and total natural gas sales of 5% and 15%, respectively, over year-to-date 1995 levels.

     An analysis of the financial condition and results of operations for the second quarter and six months ended June 30, 1996 and 1995 is discussed below.

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

     As of June 30, 1996, DPL Inc.'s cash and temporary cash investment balance was $35.9 million. In addition, $203.6 million was invested in debt and equity financial assets.

     DP&L has available to it $97 million in short-term informal lines of credit. As of June 30, 1996, DP&L had no short-term debt outstanding. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of June 30, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1996-2000.

Results of Operations
- ---------------------

     Electric revenues increased by $10.7 million and $19.3 million, respectively, for the second quarter and six months ended June 30, 1996, over the corresponding periods in 1995. Residential customer revenues were up 12% for the second quarter and 10% year-to-date as a result of weather-related sales.

     Gas revenues increased $5.2 million and $10.5 million, respectively, from the second quarter and year-to-date last year. The variance reflects increased gas sales of 13% in the second quarter and 15% year-to-date over last year due to colder weather and increased business activity.

     Fuel and purchased power expense decreased $4.9 million and $7.5 million, respectively, for the second quarter and year-to-date. The variance is a result of lower sales to other utilities as well as a lower fuel cost recovery rate.

     Gas purchased for resale increased $1.8 million from the corresponding quarter in 1995 and $3.4 million from year-to-date last year primarily as a result of the increased sales.

     Operation and maintenance expense increased over last year by $12.6 million for the quarter and $17.2 million year-to-date due to higher insurance and claims expenses and planned maintenance measures undertaken in the second quarter in preparation for the upcoming summer cooling season.

     Depreciation and amortization expense increased $3.2 million from the previous year second quarter and $4.7 million year-to-date. This variance reflects increased depreciable assets and a second quarter adjustment to the depreciation reserve.

     General taxes increased $2.1 million over the first six months last year due to increased property taxes.

     Income taxes increased $3.2 million and $6.7 million, respectively, over the second quarter and year-to-date 1995 primarily due to higher pre-tax income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
- ------------------------------------------

     On July 9, 1996, DP&L refiled its open-access transmission tariff with the Federal Energy Regulatory Commission ("FERC") in compliance with Order Nos. 888 and 889 issued by FERC on April 24, 1996.

     On February 15, 1996, the PUCO issued guidelines for interruptible service, including services that accommodate the attainment and delivery of replacement electricity during periods when the utility faces constraints on its own resources. On April 11, 1996, the PUCO issued an Entry on Rehearing ordering utilities to file interruptible electric service tariffs. On June 14, 1996, DP&L filed for approval of a non-firm electric service rate schedule and replacement power rate riders.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
     ------------------------

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended June 30, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                     ------------------------
                                           (Registrant)





Date:  August 14, 1996             /s/ Stephen F. Koziar
       ---------------             ---------------------
                                   Stephen F. Koziar
                                   Group Vice President and Secretary




Date:  August 14, 1996             /s/ Thomas M. Jenkins
       ---------------             ---------------------
                                   Thomas M. Jenkins
                                   Group Vice President and Treasurer
                                   (Principal Financial Officer)