Form 10-Q
period 1996-09-30
DPL INC
filed 1996-11-14
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1996

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
(State or other jurisdiction of             (I.R.S. Employer
incorporation ororganization)               Identification No.)

                      Courthouse Plaza Southwest
                          Dayton, Ohio  45402
               (Address of principal executive offices)

                            (937) 224-6000
         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      YES       X       NO
                               ---           ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights            106,009,923 Shares
  -----------------------------------            ------------------
        (Title of each class)            (Outstanding at September 30, 1996)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                           Three Months        Nine Months
                                              Ended               Ended
                                           September 30        September 30
                                          -------------       -------------
                                          1996     1995       1996     1995
                                          ----     ----       ----     ----
                                          --thousands--       --thousands--
Income
------

Utility service revenues                $277,616  $300,051  $927,438  $921,513
Interest and other income                  4,766     6,651    19,594    20,161
                                        --------  --------  --------  --------
     Total Income                        282,382   306,702   947,032   941,674
                                        --------  --------  --------  --------

Expenses
--------

Fuel and purchased power                  57,823    68,543   174,061   192,244
Gas purchased for resale                   9,700     9,670    93,721    90,303
Operation and maintenance                 57,385    68,372   182,049   175,834
Depreciation and amortization             30,061    31,410    92,721    89,356
Amortization of regulatory assets, net     4,142     6,632    11,603    12,151
General taxes                             32,480    31,740    96,869    94,007
Interest expense                          22,391    23,989    66,535    70,327
Preferred dividend requirements of
  The Dayton Power and Light Company         217       216       650       650
                                        --------  --------  --------  --------
     Total Expenses                      214,199   240,572   718,209   724,872
                                        --------  --------  --------  --------
Income Before Income Taxes                68,183    66,130   228,823   216,802

Income Taxes                              26,462    26,687    88,427    81,945
                                        --------  --------  --------  --------
Net Income                              $ 41,721  $ 39,443  $140,396  $134,857
                                        ========  ========  ========  ========
Average Number of Common Shares
  Outstanding (thousands)                100,384   101,135   100,637   101,107

Earnings Per Share of Common Stock      $   0.42  $   0.39  $   1.40  $   1.33

Dividends Paid Per Share of Common
  Stock                                 $  0.325  $   0.31  $  0.975  $   0.93



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                          Nine Months Ended
                                                            September 30
                                                          -----------------
                                                            1996     1995
                                                            ----     ----
                                                            --thousands--
Operating Activities
--------------------

  Cash received from utility customers                  $952,262  $925,030
  Other operating cash receipts                           20,050    22,684
  Cash paid for:
     Fuel and purchased power                           (166,711) (183,970)
     Purchased gas                                      (133,501) (103,174)
     Operation and maintenance labor                     (61,445)  (66,320)
     Nonlabor operating expenditures                    (110,036)  (98,458)
     Interest                                            (71,755)  (71,119)
     Income taxes                                        (77,758)  (70,416)
     Property, excise and payroll taxes                 (104,657) (101,900)
                                                        --------  --------
  Net cash provided by operating activities              246,449   252,357
                                                        --------  --------

Investing Activities
--------------------

  Property expenditures                                  (71,773)  (63,503)
  Other activities                                      (213,224)  (10,515)
                                                        --------  --------
  Net cash used for investing activities                (284,997)  (74,018)
                                                        --------  --------
Financing Activities
--------------------

  Dividends paid on common stock                         (98,606)  (94,014)
  Purchase of treasury stock                             (15,802)        -
  Retirement of long-term debt                              (450) (119,177)
  Issuance of short-term debt                             35,000         -
  Issuance of long-term debt                                   -   108,910
                                                        --------  --------
  Net cash used for financing activities                 (79,858) (104,281)
                                                        --------  --------

Cash and temporary cash investments--
-----------------------------------

  Net change                                            (118,406)   74,058
  Balance at beginning of period                         150,371    95,566
                                                        --------  --------
  Balance at end of period                              $ 31,965  $169,624
                                                        ========  ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                     At             At
                                                September 30,   December 31,
                                                    1996           1995
                                                -------------   ------------
                                                        --thousands--
ASSETS
------

Property
--------

Utility property                                  $3,393,711    $3,370,697
Other property                                        36,483        55,427
Construction work in progress                         76,727        23,496
                                                  ----------    ----------
                                                   3,506,921     3,449,620

Less--
  Accumulated depreciation and amortization       (1,251,554)   (1,167,779)
                                                  ----------    ----------
     Net property                                  2,255,367     2,281,841
                                                  ----------    ----------

Current Assets
--------------

Cash and temporary cash investments                   31,965       150,371
Accounts receivable, less provision for
  uncollectible accounts                             119,051       147,998
Inventories, at average cost                          72,562        82,700
Deferred property and excise taxes                    47,745        82,371
Other                                                 76,748        39,784
                                                  ----------    ----------
  Total current assets                               348,071       503,224
                                                  ----------    ----------

Other Assets
------------

Income taxes recoverable through future revenues     228,972       238,632
Regulatory assets                                    141,945       155,715
Financial assets                                     174,398        27,191
Other                                                121,935       116,152
                                                  ----------    ----------
  Total other assets                                 667,250       537,690
                                                  ----------    ----------
Total Assets                                      $3,270,688    $3,322,755
                                                  ==========    ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL INC.

                                                     At             At
                                                September 30,  December 31,
                                                    1996           1995
                                                -------------  ------------
                                                         --thousands--

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization
--------------

Common shareholders' equity--
  Common stock                                    $    1,060    $    1,067
  Other paid-in capital                              756,355       771,414
  Common stock held by employee plans               (103,449)     (107,228)
  Earnings reinvested in the business                510,373       499,533
                                                  ----------    ----------
     Total common shareholders' equity             1,164,339     1,164,786

Preferred stock                                       22,851        22,851
Long-term debt                                     1,039,253     1,081,591
                                                  ----------    ----------
     Total capitalization                          2,226,443     2,269,228
                                                  ----------    ----------

Current Liabilities
-------------------

Accounts payable                                      51,330        96,982
Notes payable                                         35,000             -
Current portion of long-term debt                     42,400           450
Accrued taxes                                         75,199       119,398
Accrued interest                                      18,800        24,929
Other                                                 36,424        43,071
                                                  ----------    ----------
     Total current liabilities                       259,153       284,830
                                                  ----------    ----------
Deferred Credits and Other
--------------------------

Deferred taxes                                       500,446       516,292
Unamortized investment tax credit                     76,151        79,646
Other                                                208,495       172,759
                                                  ----------    ----------
Total deferred credits and other                     785,092       768,697
                                                  ----------    ----------
Total Capitalization and Liabilities              $3,270,688    $3,322,755
                                                  ==========    ==========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1.   Reconciliation of Net Income to Net Cash Provided by Operating
Activities:

                                                       Nine Months Ended
                                                         September 30
                                                      1996           1995
                                                      ----           ----
                                                          --millions--

Net Income                                          $140.4         $134.9
Adjustments for non-cash items:
  Depreciation and amortization                       92.7           89.4
Changes in working capital:
  Accounts receivable                                 32.3           12.5
  Accounts payable                                   (40.8)         (15.4)
  Other                                              (19.5)           2.1
Other operating activities                            41.3           28.9
                                                    ------         ------
Net cash provided by operating activities           $246.4         $252.4
                                                    ======         ======

2.   Other current assets on the consolidated balance sheet include:

                                       September 30,   December 31,
                                           1996           1995
                                           ----           ----
                                             --millions--

Prepayments                              $  2.6         $ 21.1
Financial assets                           66.5              -
Other                                       7.6           18.7
                                         ------         ------
Total                                    $ 76.7         $ 39.8
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                              Three Months      Nine Months
                                                 Ended             Ended
                                              September 30      September 30
                                              ------------      ------------
                                              1996    1995      1996    1995
                                              ----    ----      ----    ----
Electric
--------

Sales (millions of kWh)--
  Residential                                1,197    1,365    3,727    3,636
  Commercial*                                  895      927    2,608    2,468
  Industrial*                                1,198    1,196    3,383    3,459
  Other                                        814    1,021    2,510    3,070
                                           -------  -------  -------  -------
     Total                                   4,104    4,509   12,228   12,633

Revenues (thousands of dollars)--
  Residential                              107,348  121,821  321,665  316,802
  Commercial*                               59,224   61,607  179,089  170,374
  Industrial*                               57,800   59,457  166,729  175,031
  Other                                     32,884   36,790   99,960  108,387
                                           -------  -------  -------  -------
     Total                                 257,256  279,675  767,443  770,594

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)              6.19     6.15     6.20     6.04
  Fuel cost per net kWh generated
    (cents)                                   1.23     1.36     1.26     1.34
  Electric customers at end of period 477,675 473,468 477,675 473,468 Average kWh use per residential
    customer                                 2,805    3,229    8,742    8,611
  Peak demand-maximum one hour
     use (mw), (net)                         2,887    2,961    2,887    2,961



*Includes the effect of reclassifying certain industrial customers as commercial customers in the fourth quarter of 1995.

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                              Three Months      Nine Months
                                                 Ended             Ended
                                              September 30      September 30
                                              ------------      ------------
                                              1996    1995      1996    1995
                                              ----    ----      ----    ----
Gas
---

Sales (millions of mcf)--
  Residential                                1,841    1,981   20,838   18,369
  Commercial                                   631      715    6,320    5,260
  Industrial                                   158      140    2,743    1,788
  Other                                        244      323    1,962    2,065
  Transportation gas delivered               3,092    2,763   12,366   11,737
                                           -------  -------  -------  -------
     Total                                   5,966    5,922   44,229   39,219

Revenues (thousands of dollars)--
  Residential                               12,922   12,930  102,625   98,235
  Commercial                                 3,544    3,658   28,636   25,932
  Industrial                                   868      708   11,078    8,239
  Other                                      3,317    3,295   16,643   16,014
                                           -------  -------  -------  -------
     Total                                  20,651   20,591  158,982  148,420

Other Gas Statistics--
  Average price mcf-retail customers
    (dollars)                                 6.39     5.88     4.72     5.14
  Gas customers at end of period           295,110  291,812  295,110  291,812

Degree Days (based on calendar month)--
  Heating                                      107      108    4,027    3,546
  Cooling                                      552      776      834    1,025

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     DPL Inc.'s earnings for the third quarter of 1996 were $0.42 per share, up $.03 from third quarter earnings a year ago. For the nine months ended September 30, 1996, earnings were $1.40 per share, versus $1.33 per share earned in the same period last year. Summer temperatures were 13% cooler than normal and 29% cooler than last year's hot summer. As a result, total retail electric sales were down nearly 5% from the third quarter of 1995, influenced primarily by a 12% drop in residential electric sales.

     Offsetting the effects of milder temperatures, operating and maintenance expenses in the third quarter were 16% less than a year ago as a result of Company-wide productivity improvements and lower financing fees.

     An analysis of the financial condition and results of operations for the third quarter and nine months ended September 30, 1996 and 1995 is discussed below.

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

     As of September 30, 1996, DPL Inc.'s cash and temporary cash investment balance was $32.0 million. In addition, $240.9 million was invested in debt and equity financial assets.

     DP&L has available to it $97 million in short-term informal lines of credit. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of September 30, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. As of September 30, 1996, DP&L had $22 million in commercial paper outstanding and $13 million through the informal credit lines.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1996-2000.

Results of Operations
---------------------

     Electric revenues decreased by $22.4 million and $3.2 million, respectively, for the third quarter and nine months ended
September 30, 1996, from the corresponding periods in 1995.
Residential sales decreased 12% in the third quarter while showing a year-to-date increase of 3% from 1995. Sales to other public utilities were down 37% for the quarter and 32% year-to-date compared to last year.

     Gas revenues increased $10.6 million year-to-date compared to last year due to a higher gas cost recovery rate and more weather-related residential sales.

     Fuel and purchased power expense decreased $10.7 million and $18.2 million, respectively, from the third quarter and year-to-date 1995, primarily related to decreased sales to other utilities and lower fuel cost recovery rates.

     Gas purchased for resale increased $3.4 million for the year compared to 1995 as a result of the increased sales.

     Operation and maintenance expense for the third quarter decreased from last year by $11.0 million and increased $6.2 million year-to-date. The decrease in the third quarter was due to financing fees of $4.7 million associated with the 1995 debt refinancing and lower administration expenses. Offsetting the decrease for the quarter and causing the increase on a year-to-date basis are higher insurance and claim costs.

     Depreciation and amortization expense increased $3.4 million over year-to-date 1995. This variance primarily reflects increased depreciable assets and a second quarter adjustment to the depreciation reserve.

     General taxes increased $2.9 million over the 1995 year-to-date amounts due to increased property taxes.

     Interest expense decreased $1.6 million from the third quarter last year and $3.8 million year-to-date. This was primarily due to interest savings from the 1995 bond refinancing.

     Income taxes increased $6.5 million over year-to-date 1995 primarily due to higher pre-tax income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On September 30, 1996, the Federal Energy Regulatory Commission ("FERC") conditionally accepted DP&L's market-based sales tariff which will allow DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, FERC approved the application and authorization of DPL Energy Inc., a wholly-owned subsidiary of DPL Inc., to sell and broker electric power and also charge market-based prices for such power.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
     ------------------------

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended September 30, 1996.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                      ----------------------
                                           (Registrant)





Date:    November 14, 1996         /s/ Stephen F. Koziar
         -----------------         ---------------------
                                   Stephen F. Koziar
                                   Group Vice President and Secretary




Date:    November 14, 1996         /s/ Thomas M. Jenkins
         -----------------         ---------------------
                                   Thomas M. Jenkins
                                   Group Vice President and Treasurer
                                   (Principal Financial Officer)