Form 10-K
period 1996-12-31
DPL INC
filed 1997-03-27
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1996
                               OR
  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number  1-9052
                                         ------

                            DPL INC.
     (Exact name of registrant as specified in its charter)

                  OHIO                           31-1163136
     (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)         Identification No.)

 Courthouse Plaza Southwest, Dayton, Ohio          45402
 (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                               Outstanding at        Name of each exchange on
 Title of each class          February 28, 1997          which registered
 -------------------------    -----------------      ------------------------
 Common Stock, $0.01 par         106,009,923         New York Stock Exchange
 value and Preferred Share
 Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X
             ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES       X       NO
         ---           ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997 was $2,610,494,354.00 based on the closing price of $24-5/8 on such date.

               DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II incorporate by reference the registrant's 1996
Annual Report to Shareholders.

Portions of the definitive Proxy Statement dated March 1, 1997, relating to the 1997 Annual Meeting of Shareholders of the registrant, are incorporated by reference into Part III.

PART I

Item 1 - Business*
------------------------------------------------------------------------

                            DPL INC.

     DPL Inc. was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL Inc. are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.

     DPL Inc.'s principal subsidiary is The Dayton Power and
Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 480,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 298,000 customers in 16 counties. DP&L serves an estimated population of 1.3 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1996, a 3% decline in electric sales resulted in slightly lower revenues with a 2% increase in sales to business customers offset by lower sales to other public utilities. Gas revenues increased 7% in 1996. Sales increased
7% from higher deliveries to business customers and the effects of colder weather. During 1996, cooling degree days were 8% below the twenty year average and 19% below 1995. Heating degree days in 1996 were 7% above the thirty year average and 5% above 1995. Sales patterns will change in future years as weather and the economy fluctuate.

     Subsidiaries of DP&L include MacGregor Park Inc., an owner and developer of real estate and Miami Valley Equipment, Inc., which owns retail sales and transportation equipment and provides support services to DPL Inc. and its subsidiaries.



* Unless otherwise indicated, the information given in "Item 1 -
  BUSINESS" is current as of March 21, 1997. No representation is made that there have not been subsequent changes to such information.

     Other subsidiaries of DPL Inc. include Miami Valley
CTC, Inc., which provides transportation services to DP&L; Miami Valley Leasing, which leases vehicles, communications equipment and other miscellaneous equipment, owns real estate and has, for financial investment purposes, acquired limited partnership interests in wholesale electric generation; Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Lighting, Inc., a street lighting business; Miami Valley Insurance Company, an insurance company for DPL Inc. and its subsidiaries; Miami Valley Development Company, which is engaged in the business of technology research and development; and DPL Energy, Inc., which has been granted authority to engage in the business of brokering wholesale electric energy.

     DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public
Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

     DPL Inc. and its subsidiaries employed 2,722 persons as of December 31, 1996, of which 2,287 are full-time employees and 435 are part-time employees.

     Information relating to industry segments is contained in
Note 12 of Notes to Consolidated Financial Statements on page 26 of the registrant's 1996 Annual Report to Shareholders ("1996 Annual Report"), which Note is incorporated herein by reference.

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

     DP&L provides transmission and wholesale electric service to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements which were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a 20-year agreement, approved by FERC in February 1995, that allows DP&L to supply 97% of its power requirements. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1996.

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

     On December 24, 1996 the PUCO issued guidelines for conjunctive electric service which govern the terms and conditions under which different service locations may be aggregated for cost-of-service, rate design, rate negotiation, and billing purposes.

     In January 1997, plans were announced to create a 12 member joint select committee of the Ohio Senate and House of Representatives to explore and possibly draft retail wheeling legislation. Other legislative proposals at the federal level are pending concerning wholesale and retail wheeling which are designed to increase competition.

     MVR, established in 1986 as a subsidiary of DPL Inc., acts as a broker in arranging and managing natural gas supplies for business and industry. Deliveries of natural gas to MVR customers can be made through DP&L's transportation system, or another transportation system, on the same basis as deliveries to customers of other gas brokerage firms. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics.

     On April 24, 1996, FERC issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In this rulemaking, FERC also set forth principles to entitle utilities to full recovery of legitimate and verifiable stranded costs on both the state and federal level. In compliance with these rules, on January 2, 1997, DP&L re-filed its open-access tariff with FERC.

     On September 30, 1996, FERC conditionally accepted DP&L's market-based sales tariff which will allow DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, FERC approved the application and authorization of DPL Energy Inc., a wholly-owned subsidiary of DPL Inc., to sell and broker wholesale electric power and also charge market-based prices for such power.

     General deregulation of the natural gas industry has continued to prompt the influence of market competition as the driving force behind natural gas procurement. The evolution of an efficient natural gas spot market in combination with open-access interstate transportation pipelines has provided DP&L, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics. Therefore, demand for natural gas purchased from DP&L or purchased elsewhere and transported to the end-use customer by DP&L could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For DP&L, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

         CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

1997-2001 Construction Program

     The estimated construction additions for the years 1997-2001 are set forth below:
                                                 Estimated
                                  1997  1998  1999  2000  2001  1997-2001
                                  ----  ----  ----  ----  ----  ---------
                                                  millions
Electric generation and
  transmission commonly owned
  with neighboring utilities      $ 32  $ 34  $ 36  $ 30  $ 34     $166
Other electric generation and
  transmission facilities           35    36    32    40    36      179
Electric distribution               34    34    36    34    34      172
General                              8     5     5     5     5       28
Gas and other facilities            16    16    16    16    16       80
                                  ----  ----  ----  ----  ----     ----
     Total construction           $125  $125  $125  $125  $125     $625


     Estimated construction additions over the next five years average $125 million annually which is less than the projected depreciation expense over the same period.

     The construction program includes plans for the construction of a series of 80 MW combustion turbine generating units. The first unit was completed in May 1995 and the second unit was completed ahead of schedule and under budget in December 1996.

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

1997-2001 Financing Program

     DPL Inc. and its subsidiaries will require a total of $62 million during the next five years for debt maturities and sinking funds in addition to any funds needed for the construction program.

     At year-end 1996, DPL Inc. had a cash and temporary investment balance of $73 million, and debt and equity financial assets were $175 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

     In December 1996, DP&L redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998.

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

     In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 2000 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. DP&L has authority from the PUCO to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At December 31, 1996, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L also has $97 million available in short-term lines of credit. At year-end, DP&L had no borrowings outstanding from these lines of credit and $10 million in commercial paper outstanding.

     Under DP&L's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. DP&L anticipates that, during 1997-2001, it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

     The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under DP&L's Amended Articles of Incorporation.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     DP&L's present winter generating capability is 3,264,000 KW. Of this capability, 2,843,000 KW (approximately 87%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all time net peak load was 2,961,000 KW, which occurred in August 1995. The present summer generating capability is 3,194,000 KW.

                      GENERATING FACILITIES
                                                              MW Rating
                                                            --------------
                               Operating                     DP&L
 Station           Ownership*   Company    Location         Portion  Total
 -------           ----------  ---------   --------         -------  -----

Coal Units
----------
Hutchings              W         DP&L      Miamisburg, OH     371     371
Killen                 C         DP&L      Wrightsville, OH   418     600
Stuart                 C         DP&L      Aberdeen, OH       823   2,340
Conesville-Unit 4      C         CSP       Conesville, OH     129     780
Beckjord-Unit 6        C         CG&E      New Richmond, OH   210     420
Miami Fort-Units 7&8   C         CG&E      North Bend, OH     360   1,000
East Bend-Unit 2       C         CG&E      Rabbit Hash, KY    186     600
Zimmer                 C         CG&E      Moscow, OH         365   1,300

Combustion Turbines or Diesel
-----------------------------

Hutchings              W         DP&L      Miamisburg, OH      32      32
Yankee Street          W         DP&L      Centerville, OH    144     144
Monument               W         DP&L      Dayton, OH          12      12
Tait                   W         DP&L      Dayton, OH          10      10
Sidney                 W         DP&L      Sidney, OH          12      12
Tait Gas Turbine 1     W         DP&L      Moraine, OH         95      95
Tait Gas Turbine 2     W         DP&L      Moraine, OH         97      97

* W = Wholly Owned
  C = Commonly Owned

     In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

     DP&L derived over 99% of its electric output from coal-fired units in 1996. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     DP&L estimates that approximately 65-85% of its coal requirements for the period 1997-2001 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The total average price per million British Thermal Units
("MMBTU") of coal received was $1.24/MMBTU in 1996, $1.35/MMBTU in 1995 and $1.39/MMBTU in 1994.

     The average fuel cost per kWh generated of all fuel burned for electric generation (coal, gas and oil) for the year was
1.29 cents which represents a decrease from 1.36 cents in 1995 and
1.42 cents in 1994. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

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

      In addition, DP&L is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services. DP&L purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1996, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1996, DP&L purchased natural gas at an average price of $3.45 per MCF, compared to $2.79 per MCF in 1995 and $3.34 per MCF in 1994. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

     The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. DP&L has an approved tariff and provides transportation service to approximately 300 end-use customers, delivering a total quantity of nearly 17,000,000 MCF per year.

           RATE REGULATION AND GOVERNMENT LEGISLATION

     DP&L's sales of electricity and natural gas to retail customers are subject to rate regulation by the PUCO and various municipalities. DP&L's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by FERC under the Federal Power Act.

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

     On June 18, 1996, Governor Voinovich signed into law House Bill 476 which allows for alternate natural gas rate plans and exemption from PUCO jurisdiction for some gas services, and establishes a code of conduct for local natural gas distribution companies. Final rules were issued on March 12, 1997.

     Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL Inc. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service. Additionally, the legislation
(i) requires PUCO approval of certain transactions and transfers of assets between public utilities and entities within the same holding company system, and (ii) prohibits investments by a holding company in subsidiaries which are not public utilities in an amount in excess of 15% of the aggregate capitalization of the holding company on a consolidated basis at the time such investments are made.

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $3 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management costs and, thereafter, production plant costs to the extent that DP&L's return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose.

Regulatory deferrals on the balance sheet were:

                                       Dec. 31      Dec. 31
                                         1996         1995
                                       -------      -------
                                           --millions--
          Phase-in                      $ 46.7       $ 61.4
          DSM                             35.3         36.2
          Deferred interest - Zimmer      55.3         58.1
                                        ------       ------
          Total                         $137.3       $155.7
                                        ======       ======

     In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term...

 ...Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. Ultimate recovery of expenditures is contingent on review and approval of such programs as cost-effective and consistent with the most recent IRP proceeding. The rules also allow utilities to submit alternative proposals for the recovery of DSM programs and related costs.

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

     DP&L initiated a competitive bidding process in January 1993 for the construction of electric peaking capacity and energy by 1997. Through an Ohio Power Siting Board ("OPSB") investigative process, DP&L's self-built option was evaluated to be the least cost option. On March 7, 1994, the OPSB approved DP&L's applications for up to three combustion turbines and two natural gas supply lines for the proposed site.

     On April 15, 1996 and June 1, 1996, respectively, DP&L filed its electric and natural gas LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of 80 MW combustion turbine generating units. The first combustion turbine became operational June 1, 1995 and the second unit began operation on December 23, 1996.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term which commenced on April 11, 1996 and will extend until April 10, 2001.

     On February 7, 1997, Governor Voinovich appointed Judith A.
Jones, a Toledo City Councilwoman, to the PUCO replacing Richard
Fanelly. Pending approval by the Senate of the State of Ohio, her five year term will commence April 11.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. DP&L expended $5 million for environmental control facilities during 1996. The possibility exists that current environmental regulations could be revised which could change the level of estimated 1997-2001 construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

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

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                       ELECTRIC OPERATIONS

                                           Years Ended December 31,
                                          ---------------------------
                                          1996        1995       1994
                                          ----        ----       ----
Electric Output (millions of kWh)
  General -
     Coal-fired units                   16,142      15,679     14,483
     Other units                            21          29         27
  Power purchases                        1,098       2,115        897
  Exchanged and transmitted power           (1)          1          3
  Company use and line losses             (946)     (1,010)    (1,191)
                                    ----------  ----------   --------
     Total                              16,314      16,814     14,219
                                    ==========  ==========   ========

Electric Sales (millions of kWh)
  Residential                            4,924       4,871      4,465
  Commercial                             3,407       3,425      3,068
  Industrial                             4,540       4,401      4,388
  Public authorities and railroads       1,392       1,378      1,333
  Private utilities and wholesale        2,051       2,739        965
                                    ----------  ----------   --------
     Total                              16,314      16,814     14,219
                                    ==========  ==========   ========

Electric Customers at End of Period
  Residential                          428,973     425,347    420,487
  Commercial                            43,381      42,582     41,647
  Industrial                             1,858       2,017      2,400
  Public authorities and railroads       5,651       5,573      5,320
  Other                                     29          17         18
                                    ----------  ----------   --------
     Total                             479,892     475,536    469,872
                                    ==========  ==========   ========

Operating Revenues (thousands)
  Residential                       $  422,876  $  422,153   $390,531
  Commercial                           236,598     237,799    218,046
  Industrial                           222,941     224,135    228,546
  Public authorities and railroads      78,140      78,225     75,387
  Private utilities and wholesale       43,730      57,799     24,273
  Other                                 12,115       9,807      9,110
                                    ----------  ----------   --------
     Total                          $1,016,400  $1,029,918   $945,893
                                    ==========  ==========   ========

Residential Statistics
 (per customer-average)
  Sales - kWh                           11,537      11,518     10,676
  Revenue                           $   990.89  $   998.27   $ 933.70
  Rate per kWh (month of December)
  (cents)                                 7.91        8.01       8.68

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                           Years Ended December 31,
                                           --------------------------
                                          1996        1995       1994
                                          ----        ----       ----
Gas Output (thousands of MCF)
  Direct market purchases               46,696      44,376     43,140
  Liquefied petroleum gas                   90          18        144
  Company use and unaccounted for         (676)     (1,594)    (1,227)
  Transportation gas received           17,587      16,870     15,141
                                      --------    --------   --------
     Total                              63,697      59,670     57,198
                                      ========    ========   ========

Gas Sales (thousands of MCF)
  Residential                           31,087      29,397     27,911
  Commercial                             9,424       8,307      8,081
  Industrial                             3,404       2,584      3,150
  Public authorities                     2,829       3,006      2,909
  Transportation gas delivered          16,953      16,376     15,147
                                      --------    --------   --------
     Total                              63,697      59,670     57,198
                                      ========    ========   ========

Gas Customers at End of Period
  Residential                          272,616     269,694    266,116
  Commercial                            22,085      21,451     21,060
  Industrial                             1,331       1,574      1,528
  Public authorities                     1,463       1,423      1,317
                                      --------    --------   --------
     Total                             297,495     294,142    290,021
                                      ========    ========   ========

Operating Revenues (thousands)
  Residential                         $156,709    $149,006   $157,193
  Commercial                            44,092      39,047     42,382
  Industrial                            14,110      11,447     14,949
  Public authorities                    12,013      12,589     14,165
  Other                                 11,660       9,950      8,433
                                      --------     -------   --------
     Total                            $238,584    $222,039   $237,122
                                      ========    ========   ========

Residential Statistics
 (per customer-average)
  Sales - MCF                            114.8       109.8      105.7
  Revenue                             $ 578.68    $ 556.72   $ 595.30
  Rate per MCF (month of December)    $   5.13    $   4.44   $   5.57

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                           (As of March 1, 1997)

                             Business Experience,
                               Last Five Years
                          (Positions with Registrant
Name               Age     Unless Otherwise Indicated)             Dates
----               ---    -----------------------------      -----------------

Peter H. Forster    54   Chairman                            1/01/97 - 3/01/97
                         Chairman and Chief Executive        9/26/95 - 1/01/97
                          Officer
                         Chairman, President and Chief       4/05/88 - 9/26/95
                          Executive Officer
                         Chairman, DP&L                      4/06/92 - 3/01/97
                         Chairman and Chief Executive        8/02/88 - 4/06/92
                          Officer, DP&L

Allen M. Hill       51   President and Chief Executive       1/01/97 - 3/01/97
                          Officer
                         President and Chief Operating       9/26/95 - 1/01/97
                          Officer
                         President and Chief Executive       4/06/92 - 3/01/97
                          Officer, DP&L
                         President and Chief Operating       8/02/88 - 4/06/92
                          Officer, DP&L

Paul R. Anderson    54   Controller, DP&L                    4/12/81 - 3/01/97

Stephen P. Bramlage 50   Assistant Vice President, DP&L      1/01/94 - 3/01/97
                         Director, Service Operations, DP&L 10/29/89 - 1/01/94

Jeanne S. Holihan   40   Assistant Vice President, DP&L      3/17/93 - 3/01/97
                         Treasurer, DP&L                    11/06/90 - 3/17/93

Thomas M. Jenkins   45   Group Vice President and            5/14/96 - 3/01/97
                          Treasurer, DPL Inc. and DP&L
                         Group Vice President and            6/27/95 - 5/14/96
                          Treasurer
                         Group Vice President, DP&L
                         Group Vice President and            5/09/94 - 6/27/95
                          Treasurer, DPL Inc. and DP&L
                         Group Vice President and           11/06/90 - 5/09/94
                          Treasurer
                         Group Vice President, DP&L

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                           (As of March 1, 1997)


                             Business Experience,
                               Last Five Years
                          (Positions with Registrant
Name               Age     Unless Otherwise Indicated)             Dates
----               ---     ---------------------------     -------------------

Stephen F. Koziar,
 Jr.                52   Group Vice President and           1/31/95 -  3/01/97
                          Secretary, DPL Inc. and DP&L
                         Group Vice President,             12/10/87 -  1/31/95
                          DPL Inc. and DP&L

Judy W. Lansaw      45   Group Vice President,              1/31/95 -  3/01/97
                          DPL Inc. and DP&L
                         Group Vice President and          12/07/93 -  1/31/95
                          Secretary, DPL Inc. and DP&L
                         Vice President and Secretary,      8/01/89 - 12/07/93
                          DPL Inc. and DP&L

Bryce W. Nickel     40   Assistant Vice President, DP&L     1/01/94 -  3/01/97
                         Director, Service Operations,     10/29/89 -  1/01/94
                          DP&L

H. Ted Santo        46   Group Vice President, DP&L        12/08/92 -  3/01/97
                         Vice President, DP&L               2/28/88 - 12/08/92

Item 2 - Properties
------------------------------------------------------------------------

Electric

     Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), CONSTRUCTION AND FINANCING PROGRAM OF DPL INC. (pages I-5 and I-
6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-7 and I-8) - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages 21 and 23, respectively, of the registrant's 1996 Annual Report, which pages are incorporated herein by reference.


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


Item 3 - Legal Proceedings
------------------------------------------------------------------------

     Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), COMPETITION (pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-7 and I-8), GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 through I-11) and ENVIRONMENTAL CONSIDERATIONS (pages I-12 and I-13) and - Note 2 of Notes of Consolidated Financial Statements on page 21 of the registrant's 1996 Annual Report, which pages are incorporated herein by reference.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------------------

     DPL Inc.'s Annual Meeting of Shareholders ("Annual Meeting") was held on April 16, 1996. Three directors of DPL Inc. were elected at the Annual Meeting, each of whom will serve a three year term expiring in 1999. The nominees were elected as follows: James F. Dicke, II, 94,048,977 shares FOR, 1,398,265 shares WITHHELD; Peter H. Forster, 94,000,967 shares FOR, 1,446,275 shares WITHHELD; and Jane G. Haley, 94,003,920 shares FOR, 1,443,322 shares WITHHELD.



                              I-18
PART II

Item 5 - Market For Registrant's Common Equity And Related
         Stockholder Matters
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on pages 14, 27 and 28 of the registrant's 1996 Annual Report, which pages are incorporated herein by reference. As of December 31, 1996, there were 46,532 holders of record of DPL Inc. common equity, excluding individual participants in security position listings.

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


Item 6 - Selected Financial Data
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on page 14 of the registrant's 1996 Annual Report, which page is incorporated herein by reference.


Item 7 - Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth in Note 2 of Notes to Consolidated Financial Statements on page 21 and on pages 1, 13, 15 and 16 of the registrant's 1996 Annual Report, which pages are incorporated herein by reference.


Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on page 14 and on pages 17 through 27 of the registrant's
1996 Annual Report, which pages are incorporated herein by reference.

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------


To the Board of Directors of DPL Inc.


Our audits of the consolidated financial statements referred to in our report dated January 21, 1997 appearing on page 27 of the 1996 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse LLP
Dayton, Ohio
January 21, 1997

Item 9 -  Changes In And Disagreements With Accountants On
          Accounting And Financial Disclosure
------------------------------------------------------------------------

     None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------

Directors of the Registrant

     The information required by this item of Form 10-K is set forth on pages 2 through 5 of DPL Inc.'s definitive Proxy Statement dated March 1, 1997, relating to the 1997 Annual Meeting of Shareholders ("1997 Proxy Statement"), which pages are incorporated herein by reference, and on pages I-16 and I-17 of this Form 10-K.


Item 11 - Executive Compensation
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on pages 9 through 15 of the 1997 Proxy Statement, which pages are incorporated herein by reference.


Item 12 - Security Ownership Of Certain Beneficial Owners And
          Management
------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on pages 3 through 6 and on page 15 of the 1997 Proxy
Statement, which pages are incorporated herein by reference.


Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------

     None.











                              III-1

PART IV

Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------
                                                Pages of 1996 Form
                                                 10K Incorporated
                                                   by Reference
                                                ------------------

Report of Independent Accountants                       II-2

        (a) Documents filed as part of the Form 10-K

1.   Financial Statements                       Pages of 1996 Annual
     --------------------                        Report Incorporated
                                                    by Reference
                                                --------------------

Consolidated Statement of Results of Operations
for the three years in the period ended
December 31, 1996                                        17

Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1996              18

Consolidated Balance Sheet as of December 31,
1996 and 1995                                            19

Notes to Consolidated Financial Statements             20 - 26

Report of Independent Accountants                        27


2.   Financial Statement Schedule
     ----------------------------

For the three years in the period ended December 31, 1996:

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

3.   Exhibits
     --------

     The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by reference.
                                                 Incorporation by
                                                    Reference
                                                 ----------------

2     Copy of the Agreement of Merger among      Exhibit A to the 1986
      DPL Inc., Holding Sub Inc. and DP&L        Proxy Statement
      dated January 6, 1986                      (File No. 1-2385)

3(a)  Copy of Amended Articles of Incorporation  Exhibit 3 to report on
      of DPL Inc. dated January 4, 1991, and     Form 10-K for the year
      amendment dated December 3, 1991           ended December 31, 1991
                                                 (File No. 1-9052)

3(b)  Copy of Amendment dated April 20, 1993     Exhibit 3(b) to Report on
      to DPL Inc.'s Amended Articles of          Form 10-K for the year
      Incorporation                              ended December 31, 1993
                                                 (File No. 1-9052)

4(a)  Copy of Composite Indenture dated as of    Exhibit 4(a) to Report on
      October 1, 1935, between DP&L and The      Form 10-K for the year
      Bank of New York, Trustee with all         ended December 31, 1995
      amendments through the Twenty-Ninth        (File No. 1-2385)
      Supplemental Indenture

4(b)  Copy of the Thirtieth Supplemental         Exhibit 4(h) to
      Indenture dated as of March 1, 1982,       Registration Statement
      between DP&L and The Bank of New York,     No. 33-53906
      Trustee

4(c)  Copy of the Thirty-First Supplemental      Exhibit 4(h) to
      Indenture dated as of November 1, 1982,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee

4(d)  Copy of the Thirty-Second Supplemental     Exhibit 4(i) to
      Indenture dated as of November 1, 1982,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee

4(e)  Copy of the Thirty-Third Supplemental      Exhibit 4(e) to Report
      Indenture dated as of December 1, 1985,    on Form 10-K for the
      between DP&L and The Bank of New York,     year ended December 31,
      Trustee                                    1985 (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental     Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,       Form 10-Q for the quarter
      between DP&L and Bank of New York,         ended June 30, 1986
      Trustee                                    (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental      Exhibit 4(h) to Report on
      Indenture dated as of December 1, 1986,    Form 10-K for the year
      between DP&L and The Bank of New York,     ended December 31, 1986
      Trustee                                    (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental      Exhibit 4(i) to
      Indenture dated as of August 15, 1992,     Registration Statement
      between DP&L and The Bank of New York,     No. 33-53906
      Trustee

4(i)  Copy of the Thirty-Seventh Supplemental    Exhibit 4(j) to
      Indentur dated as of November 15, 1992,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee

4(j)  Copy of the Thirty-Eighth Supplemental     Exhibit 4(k) to
      Indenture dated as of November 15, 1992,   Registration Statement
      between DP&L and The Bank of New York,     No. 33-56162
      Trustee

4(k)  Copy of the Thirty-Ninth Supplemental      Exhibit 4(k) to
      Indenture dated as of January 15, 1993,    Registration Statement
      between DP&L and The Bank of New York,     No. 33-57928
      Trustee

4(l)  Copy of the Fortieth Supplemental          Exhibit 4(m) to Report on
      Indenture dated as of February 15, 1993,   Form 10-K for the year
      between DP&L and The Bank of New York,     ended December 31, 1992
      Trustee                                    (File No. 1- 2385)

4(m)  Copy of the Credit Agreement dated as of   Exhibit 4(k) to DPL Inc.'s
      November 2, 1989 between DPL Inc., the     Registration Statement
      Bank of New York, as agent, and the banks  on Form S-3 (File No.
      named therin                               33-32348)

4(n)  Copy of Shareholder Rights Agreement       Exhibit 4 to Report on
      between DPL Inc. and The First National    Form 8-K dated December 13,
      Bank of Boston                             1991 (File No. 1-9052)

10(a) Description of Management Incentive        Exhibit 10(c) to Report
      Compensation Program for Certain           on Form 10-K for the year
      Executive Officers                         ended December 31, 1986
                                                 (File No. 1-9052)

10(b) Copy of Severance Pay Agreement with       Exhibit 10(f) to Report on
      Certain Executive Officers                 Form 10-K for the year
                                                 ended December 31, 1987
                                                 (File No. 1-9052)

10(c) Copy of Supplemental Executive             Exhibit 10(e) to Report on
      Retirement Plan amended August 6, 1991     Form 10-K for the year
                                                 ended December 31, 1991
                                                 (File No. 1-9052)

10(d) Amended description of Directors'           Exhibit 10(d) to Report on
      Deferred Stock Compensation Plan            Form 10-K for the year
      effective January 1, 1993                   ended December 31, 1993
                                                  (File No. 1-9052)

10(e) Amended description of Deferred             Exhibit 10(e) to Report on
      Compensation Plan for Non-Employee          Form 10-K for the year
      Directors effective January 1, 1993         ended December 31, 1993
                                                  (File No. 1-9052)

10(f) Copy of Management Stock Incentive Plan     Exhibit 10(f) to Report on
      amended January 1, 1993                     Form 10-K for the year
                                                  ended December 31, 1993
                                                  (File No. 1-9052)

18    Copy of preferability letter relating to    Exhibit 18 to Report on
      change in accounting for unbilled revenue   Form 10-K for the year
      from Price Waterhouse LLP                   ended December 31, 1987
                                                  (File No. 1-9052)

      The following exhibits are filed herewith:
                                                           Page No.
                                                           --------
13    Copy of DPL Inc.'s 1996 Annual Report to
      Shareholders

21    Copy of List of Subsidiaries of DPL Inc.

23    Consent of Price Waterhouse LLP

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

                             DPL Inc.

                             Registrant


March 27, 1997                     /s/ Allen M. Hill
                               -----------------------------
                                       Allen M. Hill
                               President and Chief Executive
                                          Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          Director                    March   , 1997
----------------------
   (T. J. Danis)


                          Director                    March   , 1997
----------------------
   (J. F. Dicke, II)


/s/ Peter H. Forster      Director and Chairman       March 27, 1997
----------------------
   (P. H. Forster)


/s/ Ernie Green           Director                    March 27, 1997
----------------------
   (E. Green)


/s/ Jane G. Haley         Director                    March 27, 1997
----------------------
   (J. G. Haley)


/s/ Allen M. Hill         Director, President and     March 27, 1997
----------------------    Chief Executive Officer
   (A. M. Hill)

                          Director                    March   , 1997
----------------------
   (W A. Hillenbrand)


                          Director                    March   , 1997
-----------------------
   (D. R. Holmes)


/s/ Thomas M. Jenkins     Group Vice President and    March 27, 1997
-----------------------   Treasurer (principal
   (T. M. Jenkins)        financial and accounting
                          officer)


/s/ Burnell R. Roberts    Director                    March 27, 1997
-----------------------
   (B. R. Roberts)

                                                      Schedule II



                                          DPL Inc.
                              VALUATION AND QUALIFYING ACCOUNTS

                     For the years ended December 31, 1996, 1995 and 1994



--------------------------------------------------------------------------------------------
        COLUMN A                         COLUMN B       COLUMN C       COLUMN D    COLUMN E
--------------------------------------------------------------------------------------------

                                                      Additions
                                                    ----------------
                                         Balance at  Charged                        Balance
                                         Beginning     to             Deductions    at End
Description                              of Period   Income    Other     (1)       of Period
--------------------------------------------------------------------------------------------

                                         --------------------thousands----------------------
1996:
Deducted from accounts receivable--

 Provision for uncollectible accounts      $6,481     $4,056    $ -    $5,454     $5,083


1995:
Deducted from accounts receivable--

 Provision for uncollectible accounts      $7,801     $1,096    $ -    $2,416     $6,481


1994:
Deducted from accounts receivable--

 Provision for uncollectible accounts      $9,122     $1,553    $ -    $2,874     $7,801



(1)  Amounts written off, net of recoveries of accounts previously written off.