Form 10-Q
period 1997-03-31
DPL INC
filed 1997-05-14
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1997

                                  OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                    Commission File Number  1-9052
                                            ------

                               DPL INC.
        (Exact name of registrant as specified in its charter)

            OHIO                                 31-1163136
-------------------------------       ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
incorporation or organization)

                     Courthouse Plaza Southwest
                         Dayton, Ohio  45402
               ----------------------------------------
               (Address of principal executive offices)

                           (937) 224-6000
         ----------------------------------------------------
         (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                      YES       X       NO
                               ---           ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights              106,215,227 Shares
-----------------------------------       -------------------------------
     (Title of each class)                (Outstanding at March 31, 1997)





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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                     1997     1996
                                                     ----     ----
                                                      --millions--

Income
-------

Utility service revenues                           $356.7   $368.4
Interest and other income                            12.3      6.4
                                                   ------   ------
     Total Income                                   369.0    374.8
                                                   ------   ------

Expenses
--------

Fuel and purchased power                             55.1     61.6
Gas purchased for resale                             66.9     64.6
Operation and maintenance                            53.9     56.1
Depreciation and amortization                        31.8     30.4
Amortization of regulatory assets, net                4.2      4.1
General taxes                                        33.7     32.3
Interest expense                                     21.8     22.0
Preferred dividend requirements of The Dayton
  Power and Light Company                             0.2      0.2
                                                   ------   ------
     Total Expenses                                 267.6    271.3
                                                   ------   ------
Income Before Income Taxes                          101.4    103.5

Income taxes                                         35.1     39.7
                                                   ------   ------
Net Income                                         $ 66.3   $ 63.8
                                                   ======   ======
Average Number of Common Shares
  Outstanding (millions)                            100.5    101.0

Earnings Per Share of Common Stock                 $ 0.66   $ 0.63

Dividends Paid Per Share of Common Stock           $ 0.34   $0.325



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                     1997     1996
                                                     ----     ----
                                                     --millions--

Operating Activities
--------------------

  Cash received from utility customers             $358.2    $348.7
  Other operating cash receipts                       1.0       7.0
  Cash received (paid) for:
     Fuel and purchased power                       (57.8)    (56.2)
     Purchased gas                                  (56.7)    (49.3)
     Operation and maintenance labor                (25.5)    (26.2)
     Nonlabor operating expenditures                (40.0)    (33.7)
     Interest                                       (28.2)    (27.9)
     Income taxes                                    (0.7)     11.1
     Property, excise and payroll taxes             (52.7)    (50.3)
                                                   ------    ------
  Net cash provided by operating activities          97.6     123.2
                                                   ------    ------

Investing Activities
--------------------

  Property expenditures                             (18.5)    (23.3)
  Other activities                                  (41.0)    (36.4)
                                                   ------    ------
  Net cash used for investing activities            (59.5)    (59.7)
                                                   ------    ------

Financing Activities
--------------------

  Dividends paid on common stock                    (34.2)    (33.3)
  Purchase of treasury stock                           -       (0.9)
  Retirement of long-term debt                       (1.0)       -
  Issuance of common stock                            5.1        -
  Retirement of short-term debt                     (10.0)       -
                                                   ------    ------

  Net cash used for financing activities            (40.1)    (34.2)
                                                   ------    ------

Cash and temporary cash investments--
-------------------------------------

  Net change                                         (2.0)     29.3
  Balance at beginning of period                     72.8     150.4
                                                   ------    ------
  Balance at end of period                         $ 70.8    $179.7
                                                   ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                 At            At
                                              March 31,    December 31,
                                                1997          1996
                                              ---------    ------------
                                                   --millions--
ASSETS
------

Property                                       $3,556.6     $3,548.7

Less--
  Accumulated depreciation and amortization    (1,305.7)    (1,279.8)
                                               --------     --------
     Net property                               2,250.9      2,268.9
                                               --------     --------

Current Assets
--------------

Cash and temporary cash investments                70.8         72.8
Accounts receivable, less provision for
  uncollectible accounts                          211.7        201.9
Inventories, at average cost                       63.8         75.9
Deferred property and excise taxes                 57.0         87.3
Prepaid utility excise tax                         36.1         18.2
Other                                              24.4         35.4
                                               --------     --------
  Total current assets                            463.8        491.5
                                               --------     --------

Other Assets
------------

Income taxes recoverable through future
  revenues                                        223.8        222.4
Regulatory assets                                 132.3        137.3
Financial assets                                  204.8        170.3
Other                                             127.3        128.3
                                               --------     --------
  Total other assets                              688.2        658.3
                                               --------     --------
Total Assets                                   $3,402.9     $3,418.7
                                               ========     ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                               DPL INC.

                                                 At            At
                                              March 31,    December 31,
                                                1997          1996
                                              ---------    ------------
                                                   --millions--

CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization
--------------

Common shareholders' equity--
  Common stock                                 $    1.1     $    1.1
  Other paid-in capital                           762.3        756.8
  Common stock held by employee plans            (100.1)      (102.1)
  Earnings reinvested in the business             575.4        544.7
                                               --------     --------
     Total common shareholders' equity          1,238.7      1,200.5

Preferred stock                                    22.9         22.9
Long-term debt                                  1,012.8      1,014.3
                                               --------     --------
     Total capitalization                       2,274.4      2,237.7
                                               --------     --------

Current Liabilities
-------------------

Accounts payable                                   86.8        114.4
Accrued taxes                                     145.6        137.7
Accrued interest                                   18.1         24.8
Current portion of long-term debt                  42.9         42.4
Other                                              40.8         67.0
                                               --------     --------
     Total current liabilities                    334.2        386.3
                                               --------     --------

Deferred Credits and Other
--------------------------

Deferred taxes                                    483.1        488.1
Unamortized investment tax credit                  74.7         75.4
Insurance and claims costs                        121.0        107.9
Other                                             115.5        123.3
                                               --------     --------
     Total deferred credits and other             794.3        794.7
                                               --------     --------
Total Capitalization and Liabilities           $3,402.9     $3,418.7
                                               ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.


2. The consolidated financial statements in this report have been prepared by DPL Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1996 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company




                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1997      1996
                                                     ----      ----

Electric
--------

Sales (millions of kWh) --
  Residential                                       1,408     1,498
  Commercial                                          823       832
  Industrial                                        1,090     1,063
  Other                                               838       945
                                                  -------   -------
     Total                                          4,159     4,338

Revenues (thousands of dollars) --
  Residential                                     112,851   119,350
  Commercial                                       56,454    56,813
  Industrial                                       52,132    53,428
  Other                                            31,665    35,034
                                                  -------   -------
     Total                                        253,102   264,625

Other Electric Statistics --
  Average price per kWh--retail and wholesale
     customers (cents)                               6.01      6.03
  Fuel cost per net kWh generated (cents)            1.27      1.30
  Electric customers at end of period             480,835   476,557
  Average kWh use per residential customer          3,277     3,518
  Peak demand--maximum one hour use (mw), (net)     2,690     2,668

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company


                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                     1997      1996
                                                     ----      ----
Gas
---
Sales (millions of MCF) --
  Residential                                      13,145     14,713
  Commercial                                        4,017      4,447
  Industrial                                        1,198      1,846
  Other                                             1,017      1,308
  Transported gas                                   6,170      5,651
                                                  -------    -------
     Total                                         25,547     27,965

Revenues (thousands of dollars) --
  Residential                                      68,952     66,910
  Commercial                                       20,028     19,128
  Industrial                                        5,581      7,259
  Other                                             8,980      9,218
                                                  -------    -------
     Total                                        103,541    102,515

Other Gas Statistics --
  Average price per MCF--retail customers
    (dollars)                                        5.13       4.42
  Gas customers at end of period                  298,729    295,778

Degree Days (based on calendar month) --

  Heating                                           2,788      3,197
  Cooling                                               0          0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     DPL Inc.'s earnings for the first quarter of 1997 were $0.66 per share, an increase from the $0.63 per share earned in the same period a year ago. The sustained health of the West Central Ohio economy along with continued company-wide cost control efforts combined to offset mild first quarter weather. While weather during the quarter was 13% milder than last year's first quarter, total retail electric sales were down only 3%, with sales of electricity to business customers up 1%.

     An analysis of the financial condition and results of operations for the first quarter ended March 31, 1997 and 1996 is discussed below.


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

     As of March 31, 1997, DPL Inc.'s cash and temporary cash investment balance was $70.8 million. In addition, $206.6 million was invested in debt and equity financial assets.

     DP&L has available to it $97 million in short-term informal lines of credit. DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of March 31, 1997, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1997-2001.

     On May 1, 1997, DP&L redeemed the 5-5/8% First Mortgage Bonds Series in the amount of $40 million which matured on that date.

Results of Operations
---------------------

     Electric revenues decreased by $11.5 million for the first quarter 1997. A slight increase in sales to business customers was more than offset by the effects of warmer weather.

     Interest and other income was $5.9 million higher than the corresponding quarter of 1996 primarily due to a gain on an investment sale.

     Fuel and purchased power decreased $6.5 million from first quarter 1996 as a result of decreased electric sales and purchased power expenses.

     Gas purchased for resale increased $2.3 million from the same period a year ago. Higher gas costs were partially offset by lower sales due to the milder weather.

     Operation and maintenance expenses were $2.2 million lower in the first quarter of 1997. Decreased customer program expenditures and a downward adjustment to the actuarially determined pension and retiree health care expenses were partially offset by higher insurance and claims costs.

     Income taxes decreased $4.6 million compared to the first three months last year due to lower taxable income.

                      Part II.  Other Information
                      ---------------------------

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. In compliance with these rules, on January 2, 1997, DP&L re-filed its open-access tariff with FERC. On March 4, 1997, FERC issued its Order No. 888-A, an order on rehearing of Order No.
888. In this new order, FERC reaffirmed many of its positions addressed in the original order relating to stranded cost and open access transmission service, and required transmission owning utilities to refile their open access tariffs to incorporate some minor language changes by July 15, 1997.

     On February 27, 1997, after rehearing its earlier order on the subject, the PUCO issued guidelines for the implementation of conjunctive electric service. These guidelines govern the terms and conditions under which different service locations may be aggregated for cost-of-service, rate design, rate negotiation and billing purposes. DP&L's conjunctive electric service tariff was filed with the PUCO on March 31, 1997. DP&L filed an appeal of these guidelines on April 25, 1997.

     On April 11, 1996, the PUCO issued an Entry on Rehearing ordering utilities to file interruptible electric service tariffs. On June 14, 1996, DP&L filed for approval of a non-firm electric service rate schedule and replacement power rate riders. DP&L filed a revised interruptible electric service tariff on April 4, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended March 31, 1997.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DPL INC.
                                   ----------------------------------
                                             (Registrant)





Date:   May 14, 1997               /s/ Stephen F. Koziar
      -------------------          ----------------------------------
                                   Stephen F. Koziar
                                   Group Vice President and Secretary





Date:   May 14, 1997               /s/ Thomas M. Jenkins
      -------------------          ----------------------------------
                                   Thomas M. Jenkins
                                   Group Vice President and Treasurer
                                   (Principal Financial Officer)