Form 10-Q
period 1997-06-30
DPL INC
filed 1997-08-14
CIK 787250

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1997

                                  OR

     (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                    Commission File Number  1-9052
                                            ------

                               DPL INC.
        (Exact name of registrant as specified in its charter)

            OHIO                                 31-1163136
------------------------------      ------------------------------------
(State or other juridiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

                       Courthouse Plaza Southwest
                          Dayton, Ohio  45402
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

                      YES     X       NO
                             ---           ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights            106,420,420 Shares
-----------------------------------      ------------------------------
     (Title of each class)               (Outstanding at June 30, 1997)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                         Three Months Ended  Six Months Ended
                                              June 30            June 30
                                         ------------------  ----------------
                                            1997     1996     1997     1996
                                            ----     ----     ----     ----
                                            --millions--      --millions--
Income
------

Utility service revenues                  $269.2   $281.4   $625.9   $649.8
Interest and other income                    5.5      8.5     17.8     14.9
                                          ------   ------   ------   ------
     Total Income                          274.7    289.9    643.7    664.7
                                          ------   ------   ------   ------
Expenses
--------

Fuel and purchased power                    51.0     54.6    106.1    116.2
Gas purchased for resale                    19.9     19.5     86.8     84.0
Operation and maintenance                   57.5     68.6    111.3    124.7
Depreciation and amortization               31.6     32.3     63.5     62.7
Amortization of regulatory assets, net       3.8      3.4      8.0      7.5
General taxes                               33.4     32.1     67.1     64.4
Interest expense                            21.9     22.1     43.7     44.1
Preferred dividend requirements of The
   Dayton Power and Light Company            0.2      0.2      0.4      0.4
                                          ------   ------   ------   ------
     Total Expenses                        219.3    232.8    486.9    504.0
                                          ------   ------   ------   ------
Income Before Income Taxes                  55.4     57.1    156.8    160.7

Income taxes                                20.4     22.3     55.5     62.0
                                          ------   ------   ------   ------
Net Income                                $ 35.0   $ 34.8   $101.3   $ 98.7
                                          ======   ======   ======   ======
Average Number of Common Shares
  Outstanding (millions)                   100.8    100.6    100.7    100.8

Earnings Per Share of Common Stock        $ 0.35   $ 0.35   $ 1.01   $ 0.98

Dividends Paid Per Share of Common Stock  $ 0.34   $0.325   $ 0.68   $ 0.65


Set Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    1997     1996
                                                    ----     ----
                                                    --millions--
Operating Activities
--------------------

  Cash received from utility customers            $650.7   $653.2
  Other operating cash receipts                     10.9     13.5
  Cash paid for:
     Fuel and purchased power                     (115.4)  (108.1)
     Purchased gas                                 (92.7)   (95.0)
     Operation and maintenance labor               (44.5)   (43.8)
     Nonlabor operating expenditures               (58.4)   (74.8)
     Interest                                      (43.2)   (43.5)
     Income taxes                                  (53.3)   (42.8)
     Property, excise and payroll taxes            (75.1)   (72.4)
                                                  ------   ------
  Net cash provided by operating activities        179.0    186.3
                                                  ------   ------
Investing Activities
--------------------

  Property expenditures                            (48.9)   (42.0)
  Other activities                                 (71.5)  (177.0)
                                                  ------   ------
  Net cash used for investing activities          (120.4)  (219.0)
                                                  ------   ------
Financing Activities
--------------------

  Dividends paid on common stock                   (68.4)   (66.0)
  Purchase of treasury stock                          -     (15.8)
  Retirement of long-term debt                     (41.4)      -
  Issuance of common stock                          10.0       -
  Issuance of short-term debt                       16.8       -
                                                  ------   ------

  Net cash used for financing activities           (83.0)   (81.8)
                                                  ------   ------
Cash and temporary cash investments--
-----------------------------------

  Net change                                       (24.4)  (114.5)
  Balance at beginning of period                    72.8    150.4
                                                  ------   ------
  Balance at end of period                        $ 48.4   $ 35.9
                                                  ======   ======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                     At           At
                                                  June 30,    December 31,
                                                    1997         1996
                                                  --------    ------------
                                                      --millions--
ASSETS
------

Property                                          $3,583.5     $3,548.7

Less--
  Accumulated depreciation and amortization       (1,333.2)    (1,279.8)
                                                  --------     --------
     Net property                                  2,250.3      2,268.9
                                                  --------     --------
Current Assets
--------------

Cash and temporary cash investments                   48.4         72.8
Accounts receivable, less provision for
  uncollectible accounts                             161.4        201.9
Inventories, at average cost                          65.9         75.9
Deferred property and excise taxes                    81.0         87.3
Other                                                 16.3         53.6
                                                  --------     --------
  Total current assets                               373.0        491.5
                                                  --------     --------
Other Assets
------------

Financial assets                                     262.3        170.3
Income taxes recoverable through future revenues     220.3        222.4
Regulatory assets                                    127.7        137.3
Other                                                135.8        128.3
                                                  --------     --------
  Total other assets                                 746.1        658.3
                                                  --------     --------
Total Assets                                      $3,369.4     $3,418.7
                                                  ========     ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL INC.
                                                     At           At
                                                  June 30,    December 31,
                                                    1997         1996
                                                  --------    ------------
                                                       --millions--
CAPITALIZATION AND LIABILITIES
------------------------------

Capitalization
--------------

Common shareholders' equity--
  Common stock                                    $    1.1     $    1.1
  Other paid-in capital                              767.4        756.8
  Common stock held by employee plans                (99.7)      (102.1)
  Earnings reinvested in the business                550.4        544.7
                                                  --------     --------
     Total common shareholders' equity             1,219.2      1,200.5

Preferred stock                                       22.9         22.9
Long-term debt                                     1,012.4      1,014.3
                                                  --------     --------
     Total capitalization                          2,254.5      2,237.7
                                                  --------     --------
Current Liabilities
-------------------

Accounts payable                                      74.1        114.4
Dividends payable                                     34.9           -
Short-term debt                                       26.9         10.0
Accrued taxes                                         94.1        137.7
Accrued interest                                      24.7         24.8
Current deferred income tax                           23.3           -
Current portion of long-term debt                      2.9         42.4
Other                                                 34.0         57.0
                                                  --------     --------
     Total current liabilities                       314.9        386.3
                                                  --------     --------
Deferred Credits and Other
--------------------------

Deferred taxes                                       480.3        488.1
Unamortized investment tax credit                     73.9         75.4
Insurance and claims costs                           130.5        107.9
Other                                                115.3        123.3
                                                  --------     --------
     Total deferred credits and other                800.0        794.7
                                                  --------     --------
Total Capitalization and Liabilities              $3,369.4     $3,418.7
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                          Three Months Ended  Six Months Ended
                                               June 30            June 30
                                          ------------------  ----------------
                                              1997     1996     1997     1996
                                              ----     ----     ----     ----
Electric
--------

Sales (millions of kWh)--
  Residential                                1,002    1,032    2,410    2,530
  Commercial                                   829      881    1,652    1,713
  Industrial                                 1,192    1,122    2,282    2,185
  Other                                        804      750    1,642    1,696
                                           -------  -------  -------  -------
     Total                                   3,827    3,785    7,986    8,124

Revenues (thousands of dollars)--
  Residential                               89,448   94,967  202,299  214,317
  Commercial                                57,933   63,052  114,387  119,865
  Industrial                                55,698   55,501  107,830  108,929
  Other                                     31,630   32,043   63,295   67,076
                                           -------  -------  -------  -------
     Total                                 234,709  245,563  487,811  510,187

Other Electric Statistics--
  Average price per kWh--retail and
     wholesale customers (cents)              6.05     6.41     6.03     6.21
  Fuel cost per net kWh generated (cents)     1.26     1.24     1.26     1.26
  Electric customers at end of period      481,982  476,822  481,982  476,822
  Average kWh use per residential customer   2,331    2,420    5,608    5,938
  Peak demand-maximum one hour
     use (mw), (net)                         2,812    2,641    2,812    2,668

                         OPERATING STATISTICS
                              (continued)

                  The Dayton Power and Light Company




                                          Three Months Ended  Six Months Ended
                                               June 30            June 30
                                          ------------------  ----------------
                                              1997     1996     1997     1996
                                              ----     ----     ----     ----
Gas
---

Sales (millions of MCF)--
  Residential                                3,883    4,284   17,029   18,997
  Commercial                                 1,187    1,242    5,204    5,689
  Industrial                                   368      739    1,566    2,585
  Other                                        265      410    1,282    1,718
  Transportation gas delivered               4,660    3,623   10,830    9,274
                                           -------  -------  -------  -------
     Total                                  10,363   10,298   35,911   38,263

Revenues (thousands of dollars)--
  Residential                               22,514   22,793   91,467   89,703
  Commercial                                 6,194    5,964   26,223   25,092
  Industrial                                 1,786    2,951    7,366   10,210
  Other                                      4,464    4,108   13,443   13,326
                                           -------  -------  -------  -------
     Total                                  34,958   35,816  138,499  138,331

Other Gas Statistics--
  Average price MCF-retail customers
    (dollars)                                 5.57     5.00     5.23     4.55
  Gas customers at end of period           299,047  295,351  299,047  295,351

Degree Days (based on calendar month)--
  Heating                                      830      723    3,618    3,920
  Cooling                                      183      282      183      282

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DPL Inc.'s earnings for the second quarter of 1997 were $0.35 per share, even with quarterly earnings a year ago. Year-to-date earnings were $1.01 per share, up 3% from $0.98 per share for the same period in 1996. Electric sales to industrial customers continue to grow, up 4% year-to-date versus the same period a year ago. The economy, combined with successful cost control efforts throughout the Company, helped to mitigate the impact of mild first and second quarter weather, and maintain our improved financial performance.

     The financial condition and results of operations for the second quarter and six months ended June 30, 1997 and 1996 are discussed below.

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

     As of June 30, 1997, DPL Inc.'s cash and temporary cash investment balance was $48.4 million. In addition, $262.3 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of June 30, 1997, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. DP&L also has $97 million available in short-term informal lines of credit. As of June 30, 1997, DP&L had $26.9 million in commercial paper outstanding.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1997-2001.

Results of Operations
---------------------

     Utility service revenues decreased by $12.2 million and $23.9 million, respectively, for the second quarter and six months ended June 30, 1997. An increase in electric industrial sales was offset by reductions in other sales classes, primarily due to the effects of mild winter and early summer weather as well as lower fuel cost recovery rates.

     Interest and other income was $3.0 million lower than the second quarter 1996 and $2.9 million higher than year-to-date. A gain on an investment sale in the first quarter was partially offset by lower interest income on short-term investments in the second quarter.

     Fuel and purchased power decreased $3.6 million and $10.1 million, respectively, from the second quarter and year-to-date last year primarily as a result of lower retail electric sales and lower fuel costs in both periods. Decreased purchased power expenses also contributed to the year-to-date variation.

     Gas purchased for resale increased $0.4 million compared to second quarter 1996 and $2.8 million year-to-date versus last year. Higher natural gas costs were partially offset by lower sales due to milder weather.

     Operation and maintenance expense decreased from last year by $11.1 million for the quarter and $13.4 million year-to-date. Lower insurance and claims costs, and overall cost containment efforts contributed to the second quarter decrease. In addition, a downward adjustment to the actuarially determined pension and retiree health care expenses resulted in the year-to-date variation.

     General taxes increased $1.3 million and $2.7 million compared to the second quarter and year-to-date 1996, respectively, due to higher property taxes from additional property.

     Income taxes decreased $1.9 million and $6.5 million, respectively, from the second quarter and year-to-date 1996 primarily due to lower taxable income.

                      Part II.  Other Information
                      ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.

     At DPL Inc.'s Annual Meeting of Shareholders held on April 15, 1997, three directors of DPL Inc. were elected, each of whom will serve a three year term expiring in 2000. The nominees were elected as follows: Ernie Green, 92,556,140 shares FOR, 1,405,730 shares WITHHELD; David R. Holmes, 92,614,002 shares FOR, 1,347,868 shares WITHHELD; and Burnell R. Roberts, 92,559,470 shares FOR,
1,402,400 shares WITHHELD.

Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On April 24, 1996, the Federal Energy Regulatory Commission ("FERC") issued final rules requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. On July 31, 1997, FERC issued an order requiring DP&L and other utilities to refile their open-access transmission tariffs with FERC by August 15, 1997.

     On April 11, 1996, the PUCO issued an Entry on Rehearing ordering utilities to file interruptible electric service tariffs. On June 14, 1996, DP&L filed for approval of a non-firm electric service rate schedule and replacement power rate riders. DP&L's interruptible electric service tariffs were approved on May 1, 1997, and tariffs conforming to this Order were subsequently filed with the PUCO on May 15, 1997.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K
          -------------------

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended June 30, 1997.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                      -----------------------
                                           (Registrant)





Date:  August 14, 1997           /s/ Stephen F. Koziar
     ------------------------    ----------------------------------
                                 Stephen F. Koziar
                                 Group Vice President and Secretary




Date:  August 14, 1997           /s/ Thomas M. Jenkins
     ------------------------    ----------------------------------
                                 Thomas M. Jenkins
                                 Group Vice President and Treasurer
                                 (Principal Financial Officer)