Form 10-K
period 1997-12-31
DPL INC
filed 1998-03-30
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1997
                               OR
  (  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ________

                 Commission File Number  1-9052
                                         ------

                            DPL INC.
     (Exact name of registrant as specified in its charter)

             OHIO                                31-1163136
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

Courthouse Plaza Southwest, Dayton, Ohio            45402
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                            Outstanding at     Name of each exchange on
   Title of each class     February 27, 1998       which registered
 -----------------------   -----------------   ------------------------
 Common Stock, $0.01 par      160,202,949      New York Stock Exchange
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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 27, 1998 was $2,933,716,504 closing price of $18-5/16 on such date.

               DOCUMENTS INCORPORATED BY REFERENCE
Parts I and II incorporate by reference the registrant's 1997
Annual Report to Shareholders.

Portions of the definitive Proxy Statement dated March 1, 1998, relating to the 1998 Annual Meeting of Shareholders of the registrant, are incorporated by reference into Part III.

PART I

Item 1 - Business*
------------------------------------------------------------------------------

                              DPL INC.

     DPL Inc. was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL Inc. are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.

     DPL Inc.'s principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. Located in West Central Ohio, it furnishes electric service to 485,000 retail customers in a 24 county service area of approximately 6,000 square miles and furnishes natural gas service to 301,000 customers in 16 counties. DP&L serves an estimated population of 1.3 million. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1997, a 3% decline in electric residential sales resulted in slightly lower revenue, which offset a 3% increase in sales to business customers and higher sales to other public utilities. Gas utility revenues increased 2% in 1997. Sales increases of 3% from higher deliveries to business customers offset the effects of milder weather. During 1997, cooling degree days were 23% below the twenty year average and 15% below 1996. Heating degree days in 1997 were 3% above the thirty year average and 4% below 1996. Sales patterns will change in future years as weather and the economy fluctuate.

     Subsidiaries of DP&L include MacGregor Park Inc., an owner and developer of real estate and Miami Valley Equipment, Inc., which owns retail sales and transportation equipment and provides support services to DPL Inc. and its subsidiaries.



* Unless otherwise indicated, the information given in "Item 1 -
  BUSINESS" is current as of March 27, 1998. No representation is made that there have not been subsequent changes to such information.

     Other subsidiaries of DPL Inc. include Miami Valley
CTC, Inc., which provides transportation services; Miami Valley Leasing, which leases communications equipment and other miscellaneous equipment, owns real estate and has, for financial investment purposes, acquired limited partnership interests in wholesale electric generation; Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Lighting, Inc., a street lighting business; Miami Valley Insurance Company, an insurance company for DPL Inc. and its subsidiaries; Miami Valley Development Company, which has acquired real estate for DP&L and is engaged in the business of technology research and development; and DPL Energy, Inc., which has been granted authority to engage in the business of brokering wholesale electric energy.

     DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public
Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

     DPL Inc. and its subsidiaries employed 2,592 persons as of December 31, 1997, of which 2,164 are full-time employees and 428 are part-time employees.

     Information relating to industry segments is contained in
Note 12 of Notes to Consolidated Financial Statements on page 26 of the registrant's 1997 Annual Report to Shareholders ("1997 Annual Report"), which Note is incorporated herein by reference.

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

     DP&L provides transmission and wholesale electric service to 12 municipal customers which distribute electricity within their corporate limits. In 1994, 11 of these municipal customers signed new 20-year service agreements which were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a 20-year agreement, approved by FERC in February 1995, that allows DP&L to supply 97% of its power requirements. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality which has the capability to generate all or a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1997.

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

     On February 27, 1997, after rehearing its earlier order on the subject, the PUCO issued guidelines for the implementation of conjunctive electric service. These guidelines require all electric utilities to file tariffs under which different service locations are aggregated for cost-of-service, rate design, rate negotiation and billing purposes.

     In January 1997, plans were announced to create a 12 member Joint Committee of the Ohio Senate and House of Representatives to explore and possibly draft retail wheeling legislation. The Committee has conducted hearings to gather information from energy companies, regulators, customers and industry experts. The Committee co-chairs issued a draft report on January 6, 1998 recommending opening the electric...

 ...generation market, in the future, to competition for all Ohio consumers. As a part of this restructuring effort in 1998 and beyond, legislators are also studying related complex tax issues that must be resolved. Other legislative proposals at the federal level are pending concerning electric wholesale and retail wheeling which are designed to increase competition.

     On April 24, 1996, FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. In August 1997, DP&L refiled its open-access transmission tariff in compliance with FERC orders. In December 1997, DP&L reached an agreement in principle with intervenors in a pending tariff case and filed a subsequent tariff case based on an updated test year.

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

         CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

Construction Program
--------------------
     Construction additions were $111 million, $116 million, and $87 million in 1997, 1996 and 1995, respectively. The capital program for 1998 consists of construction costs of approximately
$100 million, which includes an 82 MW combustion turbine generating unit.

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

Financing Program
-----------------
     DPL Inc. and its subsidiaries will require a total of $27 million during the next five years for sinking fund payments in addition to any funds needed for the construction program.

     At year-end 1997, DPL Inc. had a cash and temporary investment balance of $26 million, and debt and equity financial assets were $384 million. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

     In December 1997, DP&L redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of
$40 million matured in 1997.       In December 1996, DP&L
redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998.

     In September 1995, a new series of Air Quality Development
Revenue Refunding Bonds was issued in principal amount of $110 million with an interest rate of 6.1%. Proceeds from the financing were used to redeem a similar principal amount of DP&L
First Mortgage Bonds with an interest rate of 9.5%.

     In November 1989, DPL Inc. entered into a revolving credit agreement ("the Credit Agreement") with a consortium of banks renewable through 2001 which allows total borrowings by DPL Inc. and its subsidiaries of $200 million. DP&L has authority from the PUCO to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. At year-end 1997, DPL Inc. had $36 million outstanding under this Credit Agreement. DP&L also has $97 million available in short-term lines of credit. At year-end 1997, DP&L had $10 million outstanding from these lines of credit and $70 million in commercial paper outstanding.

     Under DP&L's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, and (ii) 100% of retired First Mortgage Bonds. DP&L anticipates that it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

     The maximum amount of First Mortgage Bonds which may be issued in the future will fluctuate depending upon interest rates, the amounts of bondable property additions, earnings and retired First Mortgage Bonds. There are no coverage tests for the issuance of preferred stock under DP&L's Amended Articles of Incorporation.

     A three-for-two common stock split effected in the form of a stock dividend was paid on January 12, 1998 to stockholders of record on December 16, 1997.

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     DP&L's present winter generating capability is 3,264,000 KW. Of this capability, 2,843,000 KW (approximately 87%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 88% (2,491,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all time net peak load was 2,961,000 KW, which occurred in August 1995. The present summer generating capability is 3,194,000 KW.

                      GENERATING FACILITIES
                                                                  MW Rating
                                                               ---------------
                                Operating                       DP&L
Station           Ownership*     Company     Location          Portion   Total
-------           ----------    ---------    --------          -------   -----
Coal Units
----------
Hutchings             W         DP&L        Miamisburg, OH         371     371
Killen                C         DP&L        Wrightsville, OH       418     624
Stuart                C         DP&L        Aberdeen, OH           823   2,350
Conesville-Unit 4     C         CSP         Conesville, OH         129     780
Beckjord-Unit 6       C         CG&E        New Richmond, OH       210     420
Miami Fort-Units 7&8  C         CG&E        North Bend, OH         360   1,000
East Bend-Unit 2      C         CG&E        Rabbit Hash, KY        186     600
Zimmer                C         CG&E        Moscow, OH             365   1,300

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

     DP&L derived over 99% of its electric output from coal-fired units in 1997. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     DP&L estimates that approximately 65-85% of its coal requirements for the period 1998-2002 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The average fuel cost per kWh generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.31 cents which represents an increase from 1.29 cents in 1996 and a decrease from 1.36 cents in 1995. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATIONAND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.


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

     In addition, DP&L is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services. DP&L purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1997, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1997, DP&L purchased natural gas at an average price of $3.45 per MCF, compared to $3.45 per MCF in 1996 and $2.79 per MCF in 1995. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

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

     Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL Inc. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service. Additionally, the legislation
(i) requires PUCO approval of certain transactions and transfers of assets between...

 ...public utilities and entities within the same holding company system, and (ii) prohibits investments by a holding company in subsidiaries which are not public utilities in an amount in excess of 15% of the aggregate capitalization of the holding company on a consolidated basis at the time such investments are made.

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $2.8 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 allowed accelerated recovery of demand-side management ("DSM") costs and, thereafter, production plant costs to the extent that DP&L's return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose.

Regulatory deferrals on the balance sheet were:

                                         Dec. 31     Dec. 31
                                           1997        1996
                                         -------     -------
                                            --millions--

Phase-in                                  $ 30.6      $ 46.7
DSM                                         33.6        35.3
Deferred interest - Zimmer                  52.5        55.3
Income taxes recoverable
 through future revenues                   208.2       222.4
                                          ------      ------
Total                                     $324.9      $359.7
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

     On June 1, 1997 and September 15, 1997, respectively, DP&L filed its natural gas and electric LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of 82 MW combustion turbine generating units. The first combustion turbine began operation on June 1, 1995, a second unit began operation on December 23, 1996 and a third unit is currently under construction.

     On January 25, 1996, Governor Voinovich reappointed Chairman
Craig A. Glazer to the PUCO for a five year term which commenced on April 11, 1996 and will extend until April 10, 2001.

     On February 7, 1997, Governor Voinovich appointed Judith A.
Jones, a Toledo City Councilwoman, to the PUCO replacing Richard
Fanelly. Her five year term commenced April 11, 1997 and will extend until April 10, 2002.

     On October 15, 1997 PUCO Commissioner David Johnson announced his resignation effective November 30, 1997. Commissioner Johnson was serving a term that would have expired in April 1998. On January 27, 1998, Governor Voinovich appointed Donald L. Mason, a senior management official with the Ohio Department of Natural Resources, to replace Commissioner Johnson. His five year term will expire on April 10, 2003.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. DP&L expended $5 million for environmental control facilities during 1997. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

Air Quality
-----------
     The Clean Air Act Amendments of 1990 (the "Act") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The Act restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements will become effective on January 1, 2000. Compliance by DP&L has not caused any material changes in DP&L's costs or operations.

     DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993. Phase I requirements are being met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Present Phase II requirements can be met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. Costs to comply with the Act are eligible for recovery in fuel hearings and other regulatory proceedings.


Land Use
--------
     DP&L and numerous other parties have been notified by the United States Environmental Protection Agency ("U.S. EPA") or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the United Scrap Lead Site in Miami County, Ohio; the Powell Road Landfill in
Huber Heights, Montgomery County, Ohio; and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

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

     DP&L received notification from the U.S. EPA in September 1987 for the United Scrap Lead Site. DP&L has joined a PRP group for this site, which is actively conferring with the U.S. EPA. The initial Record of Decision issued by the U.S. EPA estimating clean-up costs at $27.1 million was later amended to reflect an estimate of clean-up costs at $32 million. DP&L is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. Nearly 60 PRPs are actively working to settle the case. DP&L participated in the sponsorship of a study to evaluate...

 ...alternatives to the U.S. EPA's clean-up plan. The U.S. EPA recently approved a proposal for a less expensive clean-up method for the entire site. This new clean-up is anticipated to have a total cost of $5.2 million. The final resolution will not have a material effect on DP&L's financial position, earnings or cashflow.

     DP&L and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. DP&L has joined the PRP group for the site. On October 1, 1993, the U.S. EPA issued its Record of Decision identifying a cost estimate of $20.5 million for the chosen remedy. DP&L is one of over 200 PRPs to this site, and its estimated contribution is less than 1%. In late January 1998, the U.S. EPA approved a settlement that included DP&L. Through the settlement, DP&L resolved its potential liability with no resulting material impact.

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

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                       ELECTRIC OPERATIONS

                                               Years Ended December 31,
                                            ------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
Electric Output (millions of kWh)
  General -
     Coal-fired units                     16,246       16,142       15,679
     Other units                              52           21           29
  Power purchases                          1,239        1,098        2,115
  Exchanged and transmitted power              -           (1)           1
  Company use and line losses               (928)        (946)      (1,010)
                                      ----------   ----------   ----------
     Total                                16,609       16,314       16,814
                                      ==========   ==========   ==========
Electric Sales (millions of kWh)
  Residential                              4,788        4,924        4,871
  Commercial                               3,408        3,407        3,425
  Industrial                               4,749        4,540        4,401
  Public authorities and railroads         1,330        1,392        1,378
  Private utilities and wholesale          2,334        2,051        2,739
                                      ----------   ----------   ----------
     Total                                16,609       16,314       16,814
                                      ==========   ==========   ==========

Electric Customers at End of Period
  Residential                            433,563      428,973      425,347
  Commercial                              43,923       43,381       42,582
  Industrial                               1,881        1,858        2,017
  Public authorities and railroads         5,736        5,651        5,573
  Other                                       42           29           17
                                      ----------   ----------   ----------
     Total                               485,145      479,892      475,536
                                      ==========   ==========   ==========

Operating Revenues (thousands)
  Residential                         $  409,857   $  422,876   $  422,153
  Commercial                             234,206      236,598      237,799
  Industrial                             225,775      222,941      224,135
  Public authorities and railroads        74,018       78,140       78,225
  Private utilities and wholesale         53,598       43,730       57,799
  Other                                   12,523       12,115        9,807
                                      ----------   ----------   ----------
     Total                            $1,009,977   $1,016,400   $1,029,918
                                      ==========   ==========   ==========

Residential Statistics
 (per customer-average)
   Sales - kWh                            11,120       11,537       11,518
   Revenue                            $   951.90   $   990.89   $   998.27
   Rate per kWh (Month of December)
    (cents)                                 8.10         7.91         8.01

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                               Years Ended December 31,
                                            ------------------------------
                                            1997         1996         1995
                                            ----         ----         ----
Gas Output (thousands of MCF)
  Direct market purchases                 43,808       46,696       44,376
  Liquefied petroleum gas                     66           90           18
  Company use and unaccounted for         (1,016)        (676)      (1,594)
  Transportation gas received             19,182       17,587       16,870
                                        --------     --------     --------
     Total                                62,040       63,697       59,670
                                        ========     ========     ========

Gas Sales (thousands of MCF)
  Residential                             29,277       31,087       29,397
  Commercial                               9,567        9,424        8,307
  Industrial                               2,520        3,404        2,584
  Public authorities                       2,153        2,829        3,006
  Transportation gas delivered            18,523       16,953       16,376
                                        --------     --------     --------
     Total                                62,040       63,697       59,670
                                        ========     ========     ========

Gas Customers at End of Period
  Residential                            276,189      272,616      269,694
  Commercial                              22,298       22,085       21,451
  Industrial                               1,396        1,331        1,574
  Public authorities                       1,475        1,463        1,423
                                        --------     --------     --------
     Total                               301,358      297,495      294,142
                                        ========     ========     ========

Operating Revenues (thousands)
  Residential                           $160,279     $156,709     $149,006
  Commercial                              48,302       44,092       39,047
  Industrial                              11,867       14,110       11,447
  Public authorities                      10,311       12,013       12,589
  Other                                   12,948       11,660        9,950
                                        --------     --------     --------
     Total                              $243,707     $238,584     $222,039
                                        ========     ========     ========

Residential Statistics
 (per customer-average)
   Sales - MCF                             107.0        114.8        109.8
   Revenue                              $ 585.63     $ 578.68     $ 556.72
   Rate per MCF (month of December)     $   5.20     $   5.13     $   4.44

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1998)


                                Business Experience,
                                  Last Five Years
                             (Positions with Registrant
Name                   Age   Unless Otherwise Indicated)          Dates
------------------------------------------------------------------------------

Peter H. Forster        55   Chairman                      1/01/97 -  3/01/98
                             Chairman and Chief            9/26/95 -  1/01/97
                              Executive Officer
                             Chairman, President and       4/05/88 -  9/26/95
                              Chief Executive Officer
                             Chairman, DP&L                4/06/92 -  3/01/98


Allen M. Hill           52   President and Chief           1/01/97 -  3/01/98
                              Executive Officer
                             President and Chief           9/26/95 -  1/01/97
                              Operating Officer
                             President and Chief           4/06/92 -  3/01/98
                              Executive Officer, DP&L


Paul R. Anderson        55   Controller, DP&L              4/12/81 -  3/01/98


Stephen P. Bramlage     51   Assistant Vice President,     1/01/94 -  3/01/98
                              DP&L
                             Director, Service            10/29/89 -  1/01/94
                              Operations, DP&L

Jeanne S. Holihan       41   Assistant Vice President,     3/17/93 -  3/01/98
                              DP&L
                             Treasurer, DP&L              11/06/90 -  3/17/93



Thomas M. Jenkins       46   Group Vice President          5/14/96 -  3/01/98
                              and Treasurer, DPL Inc.
                              and DP&L
                             Group Vice President          6/27/95 -  5/14/96
                              and Treasurer
                             Group Vice President, DP&L
                             Group Vice President          5/09/94 -  6/27/95
                              and Treasurer, DPL Inc.
                              and DP&L
                             Group Vice President         11/06/90 -  5/09/94
                              and Treasurer
                             Group Vice President, DP&L

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1998)

                                Business Experience,
                                  Last Five Years
                             (Positions with Registrant
Name                   Age   Unless Otherwise Indicated)          Dates
------------------------------------------------------------------------------

Stephen F. Koziar Jr.   53   Group Vice President          1/31/95 -  3/01/98
                              and Secretary, DPL Inc.
                              and DP&L
                             Group Vice President,        12/10/87 -  1/31/95
                              DPL Inc. and DP&L


Judy W. Lansaw          46   Group Vice President,         1/31/95 -  3/01/98
                              DPL Inc. and DP&L
                             Group Vice President         12/07/93 -  1/31/95
                              and Secretary, DPL Inc.
                              and DP&L
                             Vice President and            8/01/89 - 12/07/93
                              Secretary, DPL Inc.
                              and DP&L


Arthur G. Meyer         48   Vice President, Legal and    11/21/97 -  3/01/98
                              Corporate Affairs, DP&L
                             Director, Corporate           5/14/96 - 11/21/97
                              Relations, DP&L
                             Treasurer, DP&L               6/27/95 -  5/14/96
                             Director, Financial           5/09/94 -  6/27/95
                              Activities
                             Manager, Service Operations   1/31/94 -  5/09/94
                             Associate General Counsel     7/13/92 -  1/31/94



Bryce W. Nickel         41   Assistant Vice President      1/01/94 -  3/01/98
                              DP&L
                             Director, Service            10/29/89 -  1/01/94
                              Operations, DP&L


H. Ted Santo            47   Group Vice President,        12/08/92 -  3/01/98
                              DP&L

Item 2 - Properties
------------------------------------------------------------------------------

Electric
--------
     Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), CONSTRUCTION AND FINANCING PROGRAM OF DPL INC. (pages I-5 and I-
6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-
8) - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages 21 and 23, respectively, of the registrant's 1997 Annual Report, which pages are incorporated herein by reference.


Gas
---
     Information relating to DP&L's gas properties is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2) and GAS
OPERATIONS AND GAS SUPPLY (pages I-8 and I-9), which pages are incorporated herein by reference.


Other
-----
     DP&L owns a number of area service buildings located in various operating centers.

     Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.


Item 3 - Legal Proceedings
------------------------------------------------------------------------------

     Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2), COMPETITION (pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through I-8), GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 through I-11) and ENVIRONMENTAL CONSIDERATIONS (pages I-11 through I-13) and - Note 2 of Notes of Consolidated Financial Statements on page 21 of the registrant's 1997 Annual Report, which pages are incorporated herein by reference.


Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------------------------

     DPL Inc.'s Annual Meeting of Shareholders was held on
April 15, 1997. Three directors of DPL Inc. were elected at the Annual Meeting, each of whom will serve a three year term expiring in 2000. The nominees were elected as follows: Ernie Green, 92,556,140 shares FOR, 1,405,730 shares WITHHELD; David R. Holmes, 92,614,002 shares FOR, 1,347,868 shares WITHHELD; Burnell
R. Roberts, 92,559,470 shares FOR, 1,402,400 shares WITHHELD.

PART II

Item 5 - Market For Registrant's Common Equity And Related Stockholder Matters
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on pages 14, 27 and 28 of the registrant's 1997 Annual Report, which pages are incorporated herein by reference. As of December 31, 1997, there were 43,689 holders of record of DPL Inc. common equity, excluding individual participants in security position listings.

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


Item 6 - Selected Financial Data
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on page 14 of the registrant's 1997 Annual Report, which page is incorporated herein by reference.


Item 7 - Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth in Note 2 of Notes to Consolidated Financial Statements on page 21 and on pages 1, 13, 15 and 16 of the registrant's 1997
Annual Report, which pages are incorporated herein by reference.

     Subsequent to the completion of the 1997 Annual Report, DP&L was notified that the U.S. EPA approved a settlement at one of the superfund sites. The total cost estimate for all of the Potentially Responsible Parties for all of the sites has changed from $34 million to $13 million.

Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on page 14 and on pages 17 through 27 of the registrant's 1997 Annual Report, which pages are incorporated herein by reference.

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------


To the Board of Directors of DPL Inc.


Our audits of the consolidated financial statements referred to in our report dated January 21, 1998 appearing on page 27 of the 1997 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-
K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/Price Waterhouse LLP

Price Waterhouse LLP
Dayton, Ohio
January 21, 1998

Item 9 -  Changes In And Disagreements With Accountants On Accounting
          And Financial Disclosure
------------------------------------------------------------------------------

          None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------------

Directors of the Registrant
---------------------------
     The information required by this item of Form 10-K is set forth on pages 2 through 5 of DPL Inc.'s definitive Proxy
Statement dated March 2, 1998, relating to the 1998 Annual
Meeting of Shareholders ("1998 Proxy Statement"), which pages are incorporated herein by reference, and on pages I-16 and I-17 of this Form 10-K.


Item 11 - Executive Compensation
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on pages 9 through 15 of the 1998 Proxy Statement, which pages are incorporated herein by reference.


Item 12 - Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------

     The information required by this item of Form 10-K is set forth on pages 3 through 6 and on page 15 of the 1998 Proxy
Statement, which pages are incorporated herein by reference.


Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------------

          None.











                              III-1

PART IV

Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------------

                                                      Pages of 1997 Form 10-K
                                                     Incorporated by Reference
                                                     -------------------------

Report of Independent Accountants                               II-2

          (a) Documents filed as part of the Form 10-K


1.   Financial Statements                          Pages of 1997 Annual Report
     --------------------                           Incorporated by Reference
                                                   ---------------------------

Consolidated Statement of Results of Operations
For the three years in the period ended
December 31, 1997                                               17

Consolidated Statement of Cash Flows for the
three years in the period ended December 31, 1997               18

Consolidated Balance Sheet as of December 31, 1997
and 1996                                                        19

Notes to Consolidated Financial Statements                   20 - 26

Report of Independent Accountants                               27


2.   Financial Statement Schedule
     ----------------------------

For the three years in the period ended December 31, 1997:
                                                              Page No.
                                                              --------

Schedule II - Valuation and qualifying accounts                 IV-7


     The information required to be submitted in schedules
I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.   Exhibits
     --------

     The following exhibits have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

                                                  Incorporation by Reference
                                                  --------------------------

2     Copy of the Agreement of Merger among       Exhibit A to the 1986 Proxy
      DPL Inc., Holding Sub Inc. and DP&L         Statement (File No. 1-2385)
      dated January 6, 1986


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



4(b)  Copy of the Thirtieth Supplemental          Exhibit 4(h) to Registration
      Indenture dated as of March 1, 1982,        Statement No. 33-53906
      between DP&L and The Bank of New York,
      Trustee

4(c)  Copy of the Thirty-First Supplemental       Exhibit 4(h) to Registration
      Indenture dated as of November 1, 1982,     Statement No. 33-56162
      between DP&L and The Bank of New York,
      Trustee

4(d)  Copy of the Thirty-Second Supplemental      Exhibit 4(i) to Registration
      Indenture dated as of November 1, 1982,     Statement No. 33-56162
      between DP&L and The Bank of New York,
      Trustee

4(e)  Copy of the Thirty-Third Supplemental       Exhibit 4(e) to Report on
      Indenture dated as of December 1, 1985,     Form 10-K for the year
      between DP&L and The Bank of New York,      ended December 31, 1985
      Trustee                                     (File No. 1-2385)

4(f)  Copy of the Thirty-Fourth Supplemental      Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,        Form 10-Q for the quarter
      between DP&L and The Bank of New York,      ended June 30, 1986
      Trustee                                     (File No. 1-2385)

4(g)  Copy of the Thirty-Fifth Supplemental       Exhibit 4(h) to Report on
      Indenture dated as of December 1, 1986,     Form 10-K for the year
      between DP&L and The Bank of New York,      ended December 31, 1986
      Trustee                                     (File No. 1-9052)

4(h)  Copy of the Thirty-Sixth Supplemental       Exhibit 4(i) to Registration
      Indenture dated as of August 15, 1992,      Statement No. 33-53906
      between DP&L and The Bank of New York,
      Trustee

4(i)  Copy of the Thirty-Seventh Supplemental     Exhibit 4(j) to Registration
      Indenture dated as of November 15,          Statement No. 33-56162
      1992, between DP&L and The Bank of New
      York, Trustee

4(j)  Copy of the Thirty-Eighth Supplemental      Exhibit 4(k) to Registration
      Indenture dated as of November 15,          Statement No. 33-56162
      1992, between DP&L and The Bank of New
      York, Trustee

4(k)  Copy of the Thirty-Ninth Supplemental       Exhibit 4(k) to Registration
      Indenture dated as of January 15, 1993,     Statement No. 33-57928
      between DP&L and The Bank of New York,
      Trustee

4(l)  Copy of the Fortieth Supplemental           Exhibit 4(m) to Report on
      Indenture dated as of February 15,          Form 10-K for the year
      1993, between DP&L and The Bank of New      ended December 31, 1992
      York, Trustee                               (File No. 1-2385)


4(m)  Copy of the Credit Agreement dated as       Exhibit 4(k) to DPL Inc.'s
      of November 2, 1989 between DPL Inc.,       Registration Statement
      the Bank of New York, as agent, and the     on Form S-3
      banks named therein                         (File No. 33-32348)

4(n)  Copy of Shareholder Rights Agreement        Exhibit 4 to Report on
      between DPL Inc. and The First National     Form 8-K dated
      Bank of Boston                              December 13, 1991
                                                  (File No. 1-9052)

10(a) Description of Management Incentive         Exhibit 10(c) to Report on
      Compensation Program for Certain            Form 10-K for the year
      Executive Officers                          ended December 31, 1986
                                                  (File No. 1-9052)

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

18    Copy of preferability letter relating       Exhibit 18 to Report on
      to change in accounting for unbilled        Form 10-K for the year
      revenues from Price Waterhouse LLP          ended December 31, 1987
                                                  (File No. 1-9052)

      The following exhibits are filed herewith:
                                                                 Page No.
                                                                 --------

13    Copy of DPL Inc.'s 1997 Annual Report to Shareholders

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

      (b)  Reports on Form 8-K
           -------------------

           None.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereun to duly authorized.

                               DPL Inc.

                               Registrant



March 30, 1998                         /s/Allen M. Hill
                               -------------------------------------
                                          Allen M. Hill
                               President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          Director
--------------------
   (T. J. Danis)


                          Director
--------------------
 (J. F. Dicke, II)


/s/Peter H. Forster       Director and Chairman        March 30, 1998
--------------------
  (P. H. Forster)


/s/Ernie Green            Director                     March 30, 1998
--------------------
    (E. Green)


/s/Jane G. Haley          Director                     March 30, 1998
--------------------
   (J. G. Haley)


/s/Allen M. Hill          Director, President and      March 30, 1998
--------------------       Chief Executive Officer
   (A. M. Hill)

                          Director
--------------------
 (W A. Hillenbrand)


/s/David R. Holmes        Director                     March 30, 1998
--------------------
  (D. R. Holmes)


/s/Thomas M. Jenkins      Group Vice President and     March 30, 1998
--------------------       Treasurer (principal
  (T. M. Jenkins)          financial and accounting
                           officer)


                          Director
--------------------
  (B. R. Roberts)

                                                 Schedule II


                            DPL Inc.
                VALUATION AND QUALIFYING ACCOUNTS

      For the years ended December 31, 1997, 1996 and 1995

------------------------------------------------------------------------------
       COLUMN A            COLUMN B       COLUMN C      COLUMN D      COLUMN E
------------------------------------------------------------------------------
                                         Additions
                                      ----------------
                          Balance at  Charged                          Balance
                          Beginning     to              Deductions      at End
      Description         of Period   Income     Other     (1)          Period
------------------------------------------------------------------------------
                          ----------------------thousands---------------------

1997:
Deducted from accounts
 receivable--

Provisions for
  uncollectible accounts    $ 5,083   $ 5,865      $ -     $ 5,941     $ 5,007


1996:
Deducted from accounts
 receivable--

Provisions for
  uncollectible accounts    $ 6,481   $ 4,056      $ -     $ 5,454     $ 5,083


1995:
Deducted from accounts
 receivable--

Provision for
  uncollectible accounts    $ 7,801   $ 1,096      $ -     $ 2,416     $ 6,481




(1) Amounts written off, net of recoveries of accounts previously written off.