Form 10-Q
period 1998-03-31
DPL INC
filed 1998-05-12
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1998

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

       YES  X      NO
           ---       ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights                 160,477,896 Shares
-----------------------------------           -------------------------------
     (Title of each class)                    (Outstanding at March 31, 1998)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                              Three Months Ended
                                                   March 31
                                              ------------------
                                               1998        1997
                                               ----        ----
                                                 --millions--

Income
------
Utility service revenues                     $352.3      $356.7
Other income                                   31.5        38.9
                                             ------      ------
     Total Income                             383.8       395.6
                                             ------      ------

Expenses
--------
Fuel and purchased power                       61.2        55.1
Gas purchased for resale                       81.9        93.5
Operation and maintenance                      35.1        53.9
Depreciation and amortization                  32.7        31.8
Amortization of regulatory assets, net          4.6         4.2
General taxes                                  34.5        33.7
Interest expense                               21.9        22.0
                                             ------      ------
     Total Expenses                           271.9       294.2
                                             ------      ------
Income Before Income Taxes                    111.9       101.4

Income taxes                                   41.7        35.1
                                             ------      ------
Net Income                                   $ 70.2      $ 66.3
                                             ======      ======

Average Number of Common Shares
  Outstanding (millions)                      152.3       150.8

Earnings Per Share of Common Stock           $ 0.46      $ 0.44

Dividends Paid Per Share of Common Stock     $0.235      $0.227

Comprehensive Income                         $ 82.2      $ 64.9


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                  Three Months Ended
                                                       March 31
                                                  ------------------
                                                    1998      1997
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $348.2    $358.2
  Other operating cash receipts                     28.6      27.7
  Cash paid for:
     Fuel and purchased power                      (68.6)    (57.8)
     Purchased gas                                 (71.7)    (83.4)
     Operation and maintenance labor               (23.9)    (25.5)
     Nonlabor operating expenditures               (40.8)    (40.0)
     Interest                                      (29.0)    (28.2)
     Income taxes                                  (15.0)     (0.7)
     Property, excise and payroll taxes            (54.3)    (52.7)
                                                  ------    ------
  Net cash provided by operating activities         73.5      97.6


Investing Activities
--------------------
  Property expenditures                            (26.8)    (18.5)
  Other activities                                 (27.8)    (41.0)
                                                  ------    ------
  Net cash used for investing activities           (54.6)    (59.5)

Financing Activities
--------------------
  Dividends paid on common stock                   (35.8)    (34.2)
  Retirement of long-term debt                      (1.5)     (1.0)
  Issuance of common stock                           5.0       5.1
  Issuance (retirement) of short-term debt          39.6     (10.0)
                                                  ------    ------
  Net cash used for financing activities             7.3     (40.1)

Cash and temporary cash investments--

  Net change                                        26.2      (2.0)
  Balance at beginning of period                    26.1      72.8
                                                  ------    ------
  Balance at end of period                        $ 52.3    $ 70.8
                                                  ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                     At            At
                                                  March 31,    December 31,
                                                    1998          1997
                                                  ---------    ------------
                                                       --millions--

ASSETS

Property                                           $3,663.1     $3,642.8

Less--
  Accumulated depreciation and amortization        (1,417.3)    (1,386.6)
                                                   --------     --------
     Net property                                   2,245.8      2,256.2
                                                   --------     --------

Current Assets
--------------
Cash and temporary cash investments                    52.3         26.1
Accounts receivable, less provision for
  uncollectible accounts                              214.0        211.4
Inventories, at average cost                           79.6         87.5
Deferred property and excise taxes                     59.7         91.9
Prepaid utility excise tax                             36.7         18.6
Other                                                  24.7         35.6
                                                   --------     --------
  Total current assets                                467.0        471.1
                                                   --------     --------

Other Assets
------------
Financial assets                                      432.8        384.0
Income taxes recoverable through future revenues      205.6        208.2
Regulatory assets                                     111.7        116.7
Other                                                 143.0        149.0
                                                   --------     --------
  Total other assets                                  893.1        857.9
                                                   --------     --------
Total Assets                                       $3,605.9     $3,585.2
                                                   ========     ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                                DPL INC.
                                                     At            At
                                                  March 31,    December 31,
                                                    1998          1997
                                                  ---------    ------------
                                                       --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholders' equity--
  Common stock                                     $    1.6     $    1.6
  Other paid-in capital                               783.0        777.3
  Common stock held by employee plans                 (96.4)       (98.0)
  Accumulated other comprehensive income               31.9         19.9
  Earnings reinvested in the business                 619.4        585.2
                                                   --------     --------
     Total common shareholders' equity              1,339.5      1,286.0

Preferred stock                                        22.9         22.9
Long-term debt                                        969.0        971.0
                                                   --------     --------
     Total capitalization                           2,331.4      2,279.9
                                                   --------     --------

Current Liabilities
-------------------
Accounts payable                                       77.4        129.8
Accrued taxes                                         138.7        158.5
Accrued interest                                       16.3         24.2
Current portion of long-term debt                       3.9          3.4
Short-term debt                                       155.3        115.7
Other                                                  55.8         46.3
                                                   --------     --------
     Total current liabilities                        447.4        477.9
                                                   --------     --------

Deferred Credits and Other
--------------------------
Deferred taxes                                        469.8        464.9
Unamortized investment tax credit                      71.7         72.4
Insurance and claims costs                            154.9        151.6
Other                                                 130.7        138.5
                                                   --------     --------
     Total deferred credits and other                 827.1        827.4
                                                   --------     --------
Total Capitalization and Liabilities               $3,605.9     $3,585.2
                                                   ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

2. The consolidated financial statements in this report have been prepared by DPL Inc., without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1997 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                    Three Months Ended
                                                         March 31
                                                    1998         1997
                                                    ----         ----
Electric
--------
Sales (millions of kWh) --

  Residential                                      1,323        1,408
  Commercial                                         820          823
  Industrial                                       1,098        1,090
  Other                                            1,185          838
                                                 -------      -------
     Total                                         4,426        4,159

Revenues (thousands of dollars) --
  Residential                                    109,508      112,851
  Commercial                                      56,678       56,454
  Industrial                                      52,522       52,132
  Other                                           42,677       31,665
                                                 -------      -------
     Total                                       261,385      253,102

Other Electric Statistics --
  Average price per kWh-retail and wholesale
    customers (cents)                               5.77         6.01
  Fuel cost per net kWh generated (cents)           1.25         1.27
  Electric customers at end of period            486,795      480,835
  Average kWh use per residential customer         3,045        3,277
  Peak demand-maximum one hour use (mw), (net)     2,373        2,690

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                                    Three Months Ended
                                                         March 31
                                                    1998         1997
                                                    ----         ----
Gas
---
Sales (millions of MCF) --

  Residential                                     11,356       13,145
  Commercial                                       3,032        4,017
  Industrial                                         920        1,198
  Other                                              906        1,017
  Transported gas                                  5,913        6,170
                                                 -------      -------
     Total                                        22,127       25,547

Revenues (thousands of dollars) --
  Residential                                     59,953       68,952
  Commercial                                      15,373       20,028
  Industrial                                       4,492        5,581
  Other                                           11,658        8,980
                                                 -------      -------
     Total                                        91,476      103,541

Other Gas Statistics --
  Average price per MCF-retail customers
    (dollars)                                       5.19         5.13
  Gas customers at end of period                 303,023      298,729

Degree Days (based on calendar month) --
  Heating                                          2,369        2,788
  Cooling                                             23            0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DPL Inc.'s earnings for the first quarter of 1998 were $0.46 per share, up from $0.44 per share earned in the first quarter last year. Winter temperatures in the first quarter were 15% milder than last year and 20% milder than normal. This resulted in gas sales declining 13% and weather sensitive electric residential sales declining 6% from last year. The strong economy in West Central Ohio provided increased commercial and industrial sales which helped offset the effects of the mild winter. Total electric sales were down 2% from last year.
DP&L's sales to other utilities and successful cost control programs overcame effects of weather and contributed to the good first quarter performance.

     The financial condition and results of operations for the first quarter ended March 31, 1998 and 1997 are discussed below.


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

     As of March 31, 1998, DPL Inc.'s cash and temporary cash investment balance was $52.3 million. In addition, $432.8 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of March 31, 1998, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. DP&L also has $97 million available in short-term informal lines of credit. As of March 31, 1998, DP&L had $59.0 million of these informal lines outstanding and $96.3 million of these informal lines outstanding are $96.3 million in commercial paper outstanding.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1998-2002.

Results of Operations
---------------------

     Utility service revenues decreased by $4.4 million from the first quarter last year. Higher electric sales to other utilities was the primary cause of an increase in electric revenues of $8.3 million. Increased electric industrial sales were more than offset by lower residential sales, due to the effects of mild weather. Gas revenues declined $12.1 million, also reflecting the effects of mild weather.

     Other income declined $7.4 million primarily due to a gain on an investment sale in the first quarter of 1997.

     Fuel and purchased power increased $6.1 million compared to the corresponding quarter a year ago from power purchases for sales to other utilities. Gas purchased for resale decreased $11.6 million for the first quarter primarily from lower sales due to milder weather.

     Operation and maintenance expense decreased from last year by $18.8 million. Lower insurance and claims costs, decreased production maintenance and overall cost containment efforts contributed to the decrease.

     Income taxes increased $6.6 million from the corresponding quarter last year due to higher book income.

                      Part II.  Other Information


Item 4.  Submission of Matters to a Vote of Security Holders.

     At DPL Inc.'s Annual Meeting of Shareholders held on April 14, 1998, three directors of DPL Inc. were elected, each of whom will serve a three year term expiring in 2001. The nominees were elected as follows: Thomas J. Danis, 143,654,309 shares FOR, 1,295,625 shares WITHHELD; Allen M. Hill, 143,829,942 shares FOR, 1,119,992 shares WITHHELD; and W August Hillenbrand, 143,842,964 shares FOR, 1,116,970 shares WITHHELD.


Item 5.  Other Information.

Rate Regulation and Government Legislation
------------------------------------------

     On December 18, 1997 the PUCO directed DP&L to file a proposal to implement a small-volume gas transportation pilot program. In compliance with this Opinion and Order, on February 27, 1998 DP&L filed an application to implement a small-volume gas transportation pilot program with the PUCO. DP&L's application is pending and the impact of this tariff cannot be assessed at the present time.

     In January 1997, a twelve member Joint Committee of the Ohio Senate and House of Representatives was created to explore and possibly draft retail wheeling legislation. The Committee has conducted hearings to gather information from energy companies, regulators, customers and industry experts. The Committee co-chairs issued a draft report on January 6, 1998 recommending opening the electric generation market, in the future, to competition for all Ohio consumers. On March 26, 1998, the Committee co-chairs introduced an electric deregulation Bill that reflected the recommendations contained in their report.


Item 6.  Exhibits and Reports on Form 8-K.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended March 31, 1998.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                   ----------------------------
                                           (Registrant)





Date:        May 12, 1998          /s/ Stephen F. Koziar
             ------------          ----------------------------------
                                   Stephen F. Koziar
                                   Group Vice President and Secretary




Date:        May 12, 1998          /s/ Allen M. Hill
             ------------          -------------------------------------
                                   Allen M. Hill
                                   President and Chief Executive Officer