Form 10-Q
period 1998-06-30
DPL INC
filed 1998-08-14
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1998

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

 YES  X     NO
     ---      ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value
and Preferred Share Purchase Rights             160,755,570 Shares
-----------------------------------        ------------------------------
     (Title of each class)                 (Outstanding at June 30, 1998)

                               DPL INC.

                                INDEX


                                                                Page No.
                                                                --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations          1

          Consolidated Statement of Cash Flows                     2

          Consolidated Balance Sheet                               3

          Notes to Consolidated Financial Statements               5

          Operating Statistics                                     6


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                8


Part II - Other Information                                        9

     Signatures                                                   10

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                                Three Months       Six Months
                                                   Ended             Ended
                                                  June 30           June 30
                                               -------------     -------------
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----
                                                --millions--      --millions--

Income
------
Utility service revenues                     $292.6   $269.2   $644.9   $625.9
Other income                                   15.6     15.4     47.1     54.4
                                             ------   ------   ------   ------
     Total Income                             308.2    284.6    692.0    680.3
                                             ------   ------   ------   ------
Expenses
--------
Fuel and purchased power                       66.7     51.0    127.9    106.1
Gas purchased for resale                       27.4     29.8    109.3    123.4
Operation and maintenance                      60.6     57.5     95.8    111.3
Depreciation and amortization                  32.6     31.6     65.3     63.5
Amortization of regulatory assets, net          4.3      3.8      8.9      8.0
General taxes                                  33.8     33.4     68.3     67.1
Interest expense                               23.4     22.1     45.2     44.1
                                             ------   ------   ------   ------
     Total Expenses                           248.8    229.2    520.7    523.5
                                             ------   ------   ------   ------
Income Before Income Taxes                     59.4     55.4    171.3    156.8

Income taxes                                   24.2     20.4     65.9     55.5
                                             ------   ------   ------   ------
Net Income                                   $ 35.2   $ 35.0   $105.4   $101.3
                                             ======   ======   ======   ======
Average Number of Common Shares
  Outstanding (millions)                      152.7    151.3    152.5    151.0

Earnings Per Share of Common Stock           $ 0.23   $ 0.23   $ 0.69   $ 0.67

Dividends Paid Per Share of Common Stock     $0.235   $0.227   $ 0.47   $0.453

Comprehensive Income                         $ 53.8   $ 43.5   $136.0   $108.4



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                              Six Months Ended
                                                                  June 30
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
                                                                --millions--
Operating Activities
--------------------
  Cash received from utility customers                       $651.1    $650.7
  Other operating cash receipts                                45.3      47.5
  Cash paid for:
     Fuel and purchased power                                (128.9)   (115.4)
     Purchased gas                                           (117.3)   (129.3)
     Operation and maintenance labor                          (42.6)    (44.5)
     Nonlabor operating expenditures                          (66.7)    (58.4)
     Interest                                                 (43.1)    (43.2)
     Income taxes                                             (71.6)    (53.3)
     Property, excise and payroll taxes                       (77.0)    (75.1)
                                                             ------    ------
  Net cash provided by operating activities                   149.2     179.0

Investing Activities
--------------------
  Property expenditures                                       (48.2)    (48.9)
  Other activities                                           (106.6)    (71.5)
                                                             ------    ------
  Net cash used for investing activities                     (154.8)   (120.4)

Financing Activities
--------------------
  Issuance of long-term debt                                   98.5       -
  Dividends paid on common stock                              (71.6)    (68.4)
  Issuance of common stock                                     10.0      10.0
  Issuance of short-term debt                                   7.7      16.8
  Retirement of long-term debt                                 (1.9)    (41.4)
                                                             ------    ------
  Net cash provided by (used for) financing activities         42.7     (83.0)


Cash and temporary cash investments--
-----------------------------------
  Net change                                                   37.1     (24.4)
  Balance at beginning of period                               26.1      72.8
                                                             ------    ------
  Balance at end of period                                   $ 63.2    $ 48.4
                                                             ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                        At            At
                                                     June 30,     December 31,
                                                       1998           1997
                                                     --------     ------------
                                                          --millions--
ASSETS

Property                                             $3,686.9       $3,642.8

Less--
  Accumulated depreciation and amortization          (1,446.7)      (1,386.6)
                                                     --------       --------
     Net property                                     2,240.2        2,256.2
                                                     --------       --------
Current Assets
--------------
Cash and temporary cash investments                      63.2           26.1
Accounts receivable, less provision for
  uncollectible accounts                                193.3          211.4
Inventories, at average cost                             77.6           87.5
Deferred property and excise taxes                       81.6           91.9
Other                                                    22.5           54.2
                                                     --------       --------
  Total current assets                                  438.2          471.1
                                                     --------       --------
Other Assets
------------
Financial assets                                        537.6          384.0
Income taxes recoverable through future revenues        200.8          208.2
Regulatory assets                                       107.8          116.7
Other                                                   147.7          149.0
                                                     --------       --------
  Total other assets                                    993.9          857.9
                                                     --------       --------
Total Assets                                         $3,672.3       $3,585.2
                                                     ========       ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL INC.
                                                      At          At
                                                   June 30,   December 31,
                                                     1998        1997
                                                   --------   ------------
                                                        --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholders' equity--
  Common stock                                     $   1.6      $   1.6
  Other paid-in capital                              788.2        777.3
  Common stock held by employee plans                (96.0)       (98.0)
  Accumulated other comprehensive income              50.5         19.9
  Earnings reinvested in the business                582.8        585.2
                                                  --------     --------
     Total common shareholders' equity             1,327.1      1,286.0

Preferred stock                                       22.9         22.9
Long-term debt                                     1,067.8        971.0
                                                  --------     --------
     Total capitalization                          2,417.8      2,279.9
                                                  --------     --------
Current Liabilities
-------------------
Short-term debt                                      123.5        115.7
Accounts payable                                      77.4        129.8
Dividends payable                                     36.5          -
Accrued taxes                                         96.7        158.5
Accrued interest                                      24.8         24.2
Current deferred income tax                           24.5          2.7
Other                                                 31.9         47.0
                                                  --------     --------
     Total current liabilities                       415.3        477.9
                                                  --------     --------
Deferred Credits and Other
--------------------------
Deferred taxes                                       473.5        464.9
Unamortized investment tax credit                     70.9         72.4
Insurance and claims costs                           157.3        151.6
Other                                                137.5        138.5
                                                  --------     --------
     Total deferred credits and other                839.2        827.4
                                                  --------     --------
Total Capitalization and Liabilities              $3,672.3     $3,585.2
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

                         OPERATING STATISTICS

                  The Dayton Power and Light Company


                                                Three Months       Six Months
                                                   Ended             Ended
                                                  June 30           June 30
                                               -------------     -------------
                                               1998     1997     1998     1997
                                               ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                                 1,005    1,002    2,328    2,410
  Commercial                                    886      829    1,706    1,652
  Industrial                                  1,200    1,192    2,298    2,282
  Other                                       1,151      804    2,336    1,642
                                            -------  -------  -------  -------
     Total                                    4,242    3,827    8,668    7,986

Revenues (thousands of dollars)--
  Residential                                92,536   89,448  202,044  202,299
  Commercial                                 61,502   57,933  118,180  114,387
  Industrial                                 59,395   55,698  111,918  107,830
  Other                                      50,757   31,630   93,433   63,295
                                            -------  -------  -------  -------
     Total                                  264,190  234,709  525,575  487,811

Other Electric Statistics--
  Average price per kWh-retail and
    wholesale customers (cents)                6.14     6.05     5.95     6.03
  Fuel cost per net kWh generated (cents)      1.30     1.26     1.27     1.26
  Electric customers at end of period       487,172  481,982  487,172  481,982
  Average kWh use per residential customer 2,309 2,331 5,354 5,608 Peak demand-maximum one hour
    use (mw), (net)                           2,931    2,812    2,931    2,812

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company


                                             Three Months         Six Months
                                                Ended               Ended
                                               June 30             June 30
                                            --------------      -------------
                                             1998     1997      1998     1997
                                             ----     ----      ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                               2,706    3,883    14,063   17,029
  Commercial                                1,064    1,187     4,096    5,204
  Industrial                                  249      368     1,170    1,566
  Other                                       234      265     1,139    1,282
  Transportation gas delivered              4,352    4,660    10,265   10,830
                                          -------  -------   -------  -------
     Total                                  8,605   10,363    30,733   35,911

Revenues (thousands of dollars)--
  Residential                              17,525   22,514    77,478   91,467
  Commercial                                5,644    6,194    21,018   26,223
  Industrial                                1,237    1,786     5,728    7,366
  Other                                     4,606    4,464    16,265   13,443
                                          -------  -------   -------  -------
     Total                                 29,012   34,958   120,489  138,499

Other Gas Statistics--
  Average price MCF-retail customers
    (dollars)                                6.01     5.57      5.36     5.23
  Gas customers at end of period          302,434  298,723   302,434  298,723

Degree Days (based on calendar month)--
  Heating                                     507      830     2,876    3,618
  Cooling                                     323      183       346      183

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DPL Inc.'s earnings for the second quarter of 1998 were $0.23 per share, even with quarterly earnings a year ago. Year-to-date earnings were $0.69 per share, up 3% from $0.67 per share for the same period in 1997.

     The financial condition and results of operations for the second quarter and six months ended June 30, 1998 and 1997 are discussed below.


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

     As of June 30, 1998, DPL Inc.'s cash and temporary cash investment balance was $63.2 million. In addition, $537.6 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of June 30, 1998, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. DP&L also has $97 million available in short-term informal lines of credit. As of June 30, 1998, DP&L had $33.0 million of these informal lines outstanding and $91.0 million in commercial paper outstanding. During the quarter, $100 million of a new series of Senior Notes due 2008 was issued with an interest rate of 6.25%.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1998-2002.

Results of Operations
---------------------

     Utility service revenues increased by $23.4 million and $19.0 million, respectively, for the second quarter and six months ended June 30, 1998. Electric revenues increased due to more sales to other utilities and to business customers. Lower gas revenues in both periods, due to warmer temperatures, partially offset the increase.

     Other income in the second quarter 1998 was $0.2 million higher than the second quarter 1997 and $7.3 million lower during the six months ended June 30, 1998 than year-to-date 1997. A gain on an investment sale in the first quarter 1997 was the primary cause of the year-to-date variation.

     Fuel and purchased power increased $15.7 million and $21.8 million, respectively, from the second quarter and year-to-date last year, primarily as a result of higher purchased power expenses resulting from increased sales to other utilities.

     Gas purchased for resale in the second quarter 1998 decreased
$2.4 million compared to second quarter 1997 and $14.1 million year-to-date versus last year. Lower sales due to milder winter weather caused the year-to-date variation.

     Operation and maintenance expense increased from last year by $3.1 million for the second quarter 1998, but decreased $15.5 million year-to-date. For the second quarter, the increase was due to higher benefit and administrative costs that were partially offset by lower insurance and claims costs. Lower insurance and claims costs, production maintenance and Company-wide cost containment efforts contributed to the year-to-date decrease.

     Income taxes increased $3.8 million and $10.4 million, respectively, from the second quarter and year-to-date 1997 primarily due to higher taxable income.


                      Part II.  Other Information


Item 5.  Other Information.
         -----------------

     Shareholder proposals intended to be submitted at the 1999 Annual Meeting of Shareholders outside the processes of Rule 14a-8 will be considered untimely under Rule 14a-4(c)(1) if not received by DPL Inc.
at its executive offices on or before (i) 50 days before the date of the 1999 Annual Meeting (or 10 days after notice of the meeting if less than 60 days notice is given) for proposals relating to nomination of persons for election as directors or (ii) January 16, 1999 for any other proposals.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended June 30, 1998.

                               SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                     -------------------------
                                           (Registrant)




Date:   August 14, 1998            /s/ James P. Torgerson
        ---------------            ---------------------------------------
                                   James P. Torgerson
                                   Vice President, Chief Financial Officer
                                   and Treasurer




Date:   August 14, 1998            /s/ Stephen F. Koziar, Jr.
        ---------------            ----------------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and Secretary