Form 10-Q
period 1998-09-30
DPL INC
filed 1998-11-17
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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

 YES  X     NO
     ---       ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value
and Preferred Share Purchase Rights             161,026,378 Shares
-----------------------------------     -----------------------------------
      (Title of each class)             (Outstanding at September 30, 1998)

                                DPL INC.

                                 INDEX


                                                                 Page No.
Part I - Financial Information                                   --------


     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations           1

          Consolidated Statement of Cash Flows                      2

          Consolidated Balance Sheet                                3

          Notes to Consolidated Financial Statements                5

          Operating Statistics                                      6


     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                 8


Part II - Other Information                                        11

     Signatures                                                    12

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.



                                            Three Months        Nine Months
                                               Ended               Ended
                                            September 30        September 30
                                            -------------       -------------
                                            1998     1997       1998     1997
                                            ----     ----       ----     ----
                                             --millions--        --millions--

Income
------
Utility service revenues                  $318.6   $283.4   $  963.5   $909.3
Other income                                19.3     14.5       66.4     68.9
                                          ------   ------   --------   ------
     Total Income                          337.9    297.9    1,029.9    978.2
                                          ------   ------   --------   ------
Expenses
--------
Fuel and purchased power                    71.1     59.5      198.9    165.7
Gas purchased for resale                    18.2     21.1      127.5    144.5
Operation and maintenance                   71.9     53.6      167.6    164.8
Depreciation and amortization               32.8     31.9       98.1     95.4
Amortization of regulatory assets, net       5.3      4.6       14.2     12.6
General taxes                               33.9     33.6      102.2    100.6
Interest expense                            24.3     20.5       69.6     64.7
                                          ------   ------   --------   ------
     Total Expenses                        257.5    224.8      778.1    748.3
                                          ------   ------   --------   ------
Income Before Income Taxes                  80.4     73.1      251.8    229.9

Income taxes                                32.9     28.2       98.8     83.7
                                          ------   ------   --------   ------
Net Income                                $ 47.5   $ 44.9   $  153.0   $146.2
                                          ======   ======   ========   ======
Average Number of Common Shares
  Outstanding (millions)                   153.0    151.6      152.7    151.2

Earnings Per Share of Common Stock        $ 0.31   $ 0.30   $   1.00   $ 0.97

Dividends Paid Per Share of Common Stock  $0.235   $0.227   $  0.705   $0.681

Comprehensive Income                      $ 32.5   $ 55.2   $  168.5   $163.6



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.


                                                         Nine Months Ended
                                                           September 30
                                                         -----------------
                                                          1998       1997
                                                          ----       ----
                                                           --millions--
Operating Activities
--------------------
  Cash received from utility customers                  $964.5     $939.0
  Other operating cash receipts                           58.8       61.2
  Cash paid for:
     Fuel and purchased power                           (204.1)    (173.2)
     Purchased gas                                      (152.2)    (175.7)
     Operation and maintenance labor                     (61.9)     (61.7)
     Nonlabor operating expenditures                    (114.9)     (82.6)
     Interest                                            (72.6)     (70.4)
     Income taxes                                        (80.6)     (60.9)
     Property, excise and payroll taxes                 (112.8)    (109.2)
                                                        ------     ------
  Net cash provided by operating activities              224.2      266.5

Investing Activities
--------------------
  Property expenditures                                  (72.5)     (77.5)
  Other activities                                      (224.4)     (95.9)
                                                        ------     ------
  Net cash used for investing activities                (296.9)    (173.4)

Financing Activities
--------------------
  Dividends paid on common stock                        (107.6)    (102.8)
  Issuance of long-term debt                              98.5         -
  Issuance (retirement) of short-term debt                50.6       (4.0)
  Issuance of common stock                                14.9       14.8
  Retirement of long-term debt                            (3.4)     (42.4)
                                                        ------     ------
  Net cash provided by (used for) financing activities    53.0     (134.4)

Cash and temporary cash investments--
-----------------------------------
  Net change                                             (19.7)     (41.3)
  Balance at beginning of period                          26.1       72.8
                                                        ------     ------
  Balance at end of period                              $  6.4     $ 31.5
                                                        ======     ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                     At             At
                                                September 30,   December 31,
                                                    1998           1997
                                                -------------   ------------
                                                        --millions--
ASSETS

Property                                           $3,708.1       $3,642.8

Less--
  Accumulated depreciation and amortization        (1,477.1)      (1,386.6)
                                                   --------       --------
     Net property                                   2,231.0        2,256.2
                                                   --------       --------
Current Assets
--------------
Cash and temporary cash investments                     6.4           26.1
Accounts receivable, less provision for
  uncollectible accounts                              196.7          211.4
Inventories, at average cost                           94.9           87.5
Deferred property and excise taxes                     49.7           91.9
Other                                                  22.1           54.2
                                                   --------       --------
  Total current assets                                369.8          471.1
                                                   --------       --------
Other Assets
------------
Financial assets                                      636.1          384.0
Income taxes recoverable through future revenues      197.3          208.2
Regulatory assets                                     102.7          116.7
Other                                                 145.4          149.0
                                                   --------       --------
  Total other assets                                1,081.5          857.9
                                                   --------       --------
Total Assets                                       $3,682.3       $3,585.2
                                                   ========       ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                               DPL INC.

                                                     At             At
                                                September 30,   December 31,
                                                    1998           1997
                                                -------------   ------------
                                                         --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholders' equity--
  Common stock                                     $    1.6       $    1.6
  Other paid-in capital                               793.3          777.3
  Common stock held by employee plans                 (95.7)         (98.0)
  Accumulated other comprehensive income               35.5           19.9
  Earnings reinvested in the business                 594.3          585.2
                                                    -------       --------
     Total common shareholders' equity              1,329.0        1,286.0

Preferred stock                                        22.9           22.9
Long-term debt                                      1,065.8          971.0
                                                   --------       --------
     Total capitalization                           2,417.7        2,279.9
                                                   --------       --------
Current Liabilities
-------------------
Short-term debt                                       166.3          115.7
Accounts payable                                       70.1          129.8
Dividends payable                                      36.5             -
Accrued taxes                                         101.6          158.5
Accrued interest                                       18.6           24.2
Other                                                  36.1           49.7
                                                   --------       --------
     Total current liabilities                        429.2          477.9
                                                   --------       --------
Deferred Credits and Other
--------------------------
Deferred taxes                                        460.7          464.9
Unamortized investment tax credit                      70.2           72.4
Insurance and claims costs                            163.5          151.6
Other                                                 141.0          138.5
                                                   --------       --------
     Total deferred credits and other                 835.4          827.4
                                                   --------       --------
Total Capitalization and Liabilities               $3,682.3       $3,585.2
                                                   ========       ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

2. DPL Inc., has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1997 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                              Three Months      Nine Months
                                                 Ended             Ended
                                              September 30      September 30
                                              -------------     -------------
                                              1998     1997     1998     1997
                                              ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                                1,361    1,141    3,689    3,551
  Commercial                                   982      953    2,688    2,604
  Industrial                                 1,202    1,244    3,500    3,526
  Other                                      1,130      968    3,466    2,611
                                           -------  -------  -------  -------
     Total                                   4,675    4,306   13,343   12,292

Revenues (thousands of dollars)--
  Residential                              121,273  102,024  323,317  304,323
  Commercial                                64,264   59,801  182,444  174,188
  Industrial                                60,253   59,633  172,171  167,462
  Other                                     50,490   39,134  143,922  102,430
                                           -------  -------  -------  -------
     Total                                 296,280  260,592  821,854  748,403

Other Electric Statistics--
  Average price per kWh-retail and
    wholesale customers (cents)               6.23     5.97     6.05     6.01
  Fuel cost per net kWh generated (cents)     1.25     1.27     1.27     1.27
  Electric customers at end of period      488,110  481,200  488,110  481,200
  Average kWh use per residential customer   3,127    2,654    8,481    8,260
  Peak demand-maximum one hour use
    use (mw), (net)                          3,007    2,848    3,007    2,848

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                              Three Months       Nine Months
                                                 Ended             Ended
                                              September 30      September 30
                                              -------------     -------------
                                              1998     1997     1998     1997
                                              ----     ----     ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                                2,056    2,006   16,119   19,035
  Commercial                                   798      835    4,894    6,039
  Industrial                                   159      164    1,329    1,729
  Transported gas and other                  3,197    3,305   14,601   15,418
                                           -------  -------  -------  -------
     Total                                   6,210    6,310   36,943   42,221

Revenues (thousands of dollars)--
  Residential                               15,132   15,074   92,610  106,540
  Commercial                                 4,498    4,601   25,516   30,824
  Industrial                                   797      725    6,525    8,092
  Transported gas and other                  2,498    2,940   18,763   16,384
                                           -------  -------  -------  -------
     Total                                  22,925   23,340  143,414  161,840

Other Gas Statistics--
  Average price MCF-retail customers
    (dollars)                                 6.80     6.74     5.55     5.39
  Gas customers at end of period           302,628  297,458  302,628  297,458

Degree Days (based on calendar month)--
  Heating                                       29      111    2,905    3,729
  Cooling                                      724      486    1,070      669

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DPL Inc.'s earnings for the third quarter of 1998 were $0.31 per share, up from $0.30 per share in the third quarter a year ago. Earnings were $1.00 per share year-to-date, an increase of 3% over earnings of $0.97 per share for the same period in 1997. Retail sales of electricity increased 6% for the quarter due to the healthy West Central Ohio economy as well as more normal summer temperatures.

     The financial condition and results of operations for the third quarter and nine months ended September 30, 1998 and 1997 are discussed below.


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

     As of September 30, 1998, DPL Inc.'s cash and temporary cash investment balance was $6.4 million. In addition, $636.1 million was invested in debt and equity financial assets.

     DPL Inc. and its subsidiaries have $200 million available through a Revolving Credit Agreement ("Credit Agreement"). As of September 30, 1998, DPL Inc. had no outstanding borrowings under this Credit Agreement. DP&L has authority from the Public Utilities Commission of Ohio ("PUCO") to issue short-term debt up to $200 million with a maximum debt limit of $300 million including loans from DPL Inc. under the terms of the Credit Agreement. DP&L also has $97 million available in short-term informal lines of credit. As of September 30, 1998, DP&L had $79.0 million of these informal lines outstanding and $87.3 million in commercial paper outstanding.

     DP&L anticipates that it has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1998-2002.

Results of Operations
---------------------

     Utility service revenues increased by $35.2 million and $54.2 million, respectively, for the third quarter and nine months ended September 30, 1998. Electric revenues were higher due to increased sales to residential customers and other utilities. Gas revenues were lower year-to-date due to mild weather.

     Other income was $4.8 million higher compared to the third quarter 1997 and $2.5 million lower than year-to-date 1997.
Increased investment income was the primary cause of the quarterly variation. A gain on an investment sale in the first quarter 1997 contributed to the year-to-date variation.

     Fuel and purchased power increased $11.6 million and $33.2 million, respectively, from the third quarter and year-to-date last year as a result of increased retail and wholesale sales.

     Gas purchased for resale in the third quarter 1998 decreased
$2.9 million compared to the same quarter 1997 and $17.0 million compared to year-to-date 1997. Lower sales due to milder weather caused the variations.

     Operation and maintenance expense increased from last year by $18.3 million for the third quarter and $2.8 million year-to-date. For the quarter, the increase was due to higher benefit costs, software development costs, and production expenditures, which were partially offset by lower insurance and claims costs. The year-to-date variation was due to higher benefit costs and software development costs. Lower insurance and claims costs as well as company-wide cost containment efforts offset the year-to-date variation.

     Income taxes increased $4.7 million and $15.1 million, respectively, from the third quarter and year-to-date 1997 primarily due to higher taxable income.


Issues and Financial Risks
--------------------------

     This report contains forward-looking statements under the Private Securities Litigation Reform Act of 1995 that involved risks and uncertainties. Although DP&L believes that the forward-looking statements are based upon reasonable assumptions, there can be no assurance that the forward-looking statements will prove to be accurate. DP&L undertakes no obligation to re-publish forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The information systems of DP&L, like those of most companies, will be affected to some extent by the year 2000 ("Y2K"). DP&L has implemented a plan to remediate Y2K problems in critical areas by the end of the second quarter, 1999. This includes all information technology systems, as well as embedded technology. DP&L has inventoried its applications and equipment, is determining which of those are non-compliant, and is simultaneously remediating those situations. The four phases of DP&L's plan - inventory, assess for compliance, remediate and test - are in various stages of completion. DP&L does not have to complete one phase to begin the next. Remediation is being accomplished by a combination of methods. In some cases equipment or software is being modified while in others it is being replaced.

     DP&L estimates that the cost of remediation for Y2K issues including hardware and software modifications and consultant expenditures is $15,000,000. Some of DP&L's information technology systems were already scheduled for replacement and are not included in this amount, since the scheduled replacement was not accelerated to allow compliance with Y2K needs.

     DP&L is working closely with other members of the utility industry to assure the smooth transition. Telecommunications are needed for monitoring and control of power systems. Also, the extent of interdependence among electrical systems creates uncertainty. These issues affect each utility in the industry and DP&L is working with other utilities, as well as industry and regulatory groups to ensure that problems are understood and solutions are shared. Among other groups, DP&L is involved with the Y2K efforts of the Electric Power Research Institute, the North American Reliability Council, and the Edison Electric Institute.

                      Part II.  Other Information

Item 5. Other Information.
        -----------------

Rate Regulation and Government Legislation
------------------------------------------

     In January 1997, a twelve member Joint Committee of the Ohio Senate and House of Representatives was created to explore and possibly draft retail wheeling legislation. The Committee has conducted hearings to gather information from energy companies, regulators, customers and industry experts. The Committee co-chairs issued a draft report on January 6, 1998 recommending opening the electric generation market, in the future, to competition for all Ohio consumers. On March 26, 1998, the Committee co-chairs introduced an electric deregulation Bill that reflected the recommendations contained in their report. On September 16, 1998, DP&L and the three other major investor owned utilities in Ohio presented a comprehensive electric utility restructuring Bill to a working group of the Committee. DP&L is participating in the Committee's working group to discuss the restructuring process. Due to the prospects for legislation that would restructure the electric utility industry, the Company will continue to evaluate its portfolio of assets to prepare for opportunities in the deregulated environment.


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended September 30, 1998.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DPL INC.
                                   ----------------------------------
                                              (Registrant)




Date: November 16, 1998            /s/James P. Torgerson
      -----------------            ----------------------------------
                                   James P. Torgerson
                                   Vice President, CFO and Treasurer




Date: November 16, 1998            /s/Stephen F. Koziar Jr.
      -----------------            ----------------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and Secretary