Form 10-K
period 1998-12-31
DPL INC
filed 1999-03-30
CIK 787250

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K

    (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the fiscal year ended December 31, 1998
                               OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to
                                      ------    ------

                 Commission File Number  1-9052
                                         ------

                            DPL INC.
     (Exact name of registrant as specified in its charter)

            OHIO                                  31-1163136
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

Courthouse Plaza Southwest, Dayton, Ohio           45402
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code:  937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

                             Outstanding at        Name of each exchange on
   Title of each class      February 26, 1999          which registered
------------------------    -----------------      ------------------------
 Common Stock, $0.01 par       161,264,604         New York Stock Exchange
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
The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $17-13/16 closing price of $2,872,525,759 on such date.

            DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference the registrant's 1998
Annual Report to Shareholders.

Portions of the definitive Proxy Statement dated March 1, 1999, relating to the 1999 Annual Meeting of Shareholders of the registrant, are incorporated by reference into Part III.

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

     DPL Inc.'s principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. DP&L sells electricity and natural gas to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L's 24 county service area is generated at eight power plants and is distributed to 490,000 retail customers. Natural
gas is provided to 305,000 customers in 16 counties.    Principal
industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1998, electric revenues increased 6% due to higher sales to other public utilities and commercial business customers. Gas utility revenues decreased 13% in 1998 due to the effects of milder weather. Gas purchased for resale by the utility decreased 15% primarily due to milder weather. During 1998, cooling degree days were 21% above the twenty year average and 52% above 1997. Heating degree days in 1998 were 18% below the thirty year average and 21% below 1997. Sales patterns will change in future years as weather and the economy fluctuate.

     Subsidiaries of DP&L include MacGregor Park, Inc., an owner and developer of real estate and MVE, Inc., which provides support services to DPL Inc. and its subsidiaries.

     Other subsidiaries of DPL Inc. include Miami Valley
Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Leasing, which leases communications equipment and other miscellaneous equipment, owns real estate and has, for financial investment purposes, acquired limited partnership interests in wholesale electric generation; Miami Valley Lighting, Inc., a street lighting business; Miami Valley CTC, Inc., which provides transportation services; Miami Valley Insurance Company, an insurance company for DPL Inc. and its subsidiaries; Miami Valley Development Company, which has acquired real estate for DP&L and is engaged in the business of technology research and development; and DPL Energy, Inc., which has been granted authority to engage in the business of brokering wholesale electric energy.

* Unless otherwise indicated, the information given in "Item 1 -
  Business" is current as of March 29, 1999. No representation is made that there have not been subsequent changes to such information.

     DPL Inc. and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public
Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

     DPL Inc. and its subsidiaries employed 2,482 persons as of December 31, 1998, of which 2,062 are full-time employees and 420 are part-time employees.

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

     DP&L provides transmission and wholesale electric service to twelve municipal customers which distribute electricity within their corporate limits. In 1994, eleven of these municipal customers signed new twenty-year Power Service Agreements ("PSAs") that were approved by the Federal Energy Regulatory Commission ("FERC"), in June 1995. The twelfth municipal customer signed a ten-year agreement, approved by FERC in February 1995, that allows DP&L to supply 97% of its power requirements. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 1998.

     The PSAs provide, among other things, for the sale of firm power by DP&L to the municipals on specified terms.
However, the parties disagree in their interpretation of those specified terms. After failing to resolve this dispute through non-binding mediation, DP&L filed suit against the eleven municipals on December 28, 1998 seeking, among other things, a declaration that the municipals are not entitled to DP&L's firm power on the terms that they assert. This dispute is not expected to result in a material impact on DP&L's financial position.

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

     On December 24, 1996, the PUCO issued a Finding and Order adopting conjunctive electric service ("CES") guidelines and directing utilities to file tariffs regarding CES service. CES programs enable customers to aggregate for cost of service, rate design, rate eligibility and billing purposes. On December 30, 1998, the PUCO approved DP&L's CES tariff, with an effective date of January 4, 1999. Implementation of this program is essentially revenue neutral.

     On March 26, 1998, a twelve member Joint Committee of the
Ohio Senate and House of Representatives, created to explore and possibly draft retail wheeling legislation, introduced an electric deregulation Bill which expired at year end. On September 16, 1998, DP&L and the three other major investor owned utilities in Ohio presented a comprehensive electric utility restructuring Bill to a working group of the Committee. In March 1999, a group of legislators released to the public a draft outline for restructuring. DP&L continues to participate in the Joint Committee's working group to address issues pertaining to restructuring the electric industry, including taxes. Due to the prospects for legislation that would restructure the electric utility industry, DP&L will continue to evaluate its portfolio of assets to prepare for opportunities in the deregulated environment. However, the ultimate outcome for electric restructuring legislation in Ohio is uncertain at this time.

     On April 24, 1996, FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission...

 ...service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1998 and 1997, DP&L reached an agreement in principle with staff and intervenors in pending tariff cases. DP&L's revenues from customers will not be materially impacted by the final resolution of these cases.

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

     On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions, effective July 1, 1999. DP&L expects to substantially comply with these standards.

     General deregulation of the natural gas industry has continued to influence market competition as the driving force behind natural gas procurement. The evolution of an efficient natural gas spot market in combination with open-access interstate transportation pipelines has provided DP&L, as well as its end-use customers, with an array of procurement options. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics. Therefore, demand for natural gas purchased from DP&L or purchased elsewhere and transported to the end-use customer by DP&L could fluctuate based on the economics of each in comparison with changes in alternate fuel prices. For DP&L, price competition and reliability among both natural gas suppliers and interstate pipeline sources are major factors affecting procurement decisions.

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

         CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

Construction Program
--------------------
     Construction additions were $111 million in 1998 and 1997 and $116 million in 1996. The capital program for 1999 consists of construction costs of approximately $82 million.

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

Financing Program
-----------------
     DPL Inc. and its subsidiaries will require a total of $32 million during the next five years for sinking fund payments in addition to any funds needed for the construction program.

     At year-end 1998, DPL Inc. had a cash and temporary investment balance of $14 million, and debt and equity financial assets were $697 million. Cash and financial assets are held with a view towards investing in future opportunities in the industry. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

     On March 19, 1999, DP&L published a Notice of Intention to Redeem on April 19, 1999 a series of First Mortgage Bonds in the principal amount of $225 million with an interest rate of 8.40%. In early April, DPL Inc. expects to close on a private placement issuance of $500 million of Senior Notes Due 2004, with an interest rate of 6.32%. The proceeds will be used to redeem the 8.40% Series First Mortgage Bonds, and for general corporate purposes.

     In May 1998, DPL Inc. issued $100 million of a new series of Senior Notes due 2008 with an interest rate of 6.25%. In December 1997, DP&L redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage...

 ...bonds in the principal amount of $40 million matured in 1997.
In December 1996, DP&L redeemed a series of first mortgage bonds in the principal amount of $25 million with an interest rate of 6.75%. The bonds had been scheduled to mature in 1998.

     DPL Inc. and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks.
One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. At year-end 1998, DPL Inc.
had no outstanding borrowings under these credit agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At year-end 1998, DPL Inc. had $15 million in borrowings outstanding from this line. DP&L also has $97 million available in short-term lines of credit. DP&L had $81 million and $10 million outstanding from these lines of credit at year-end 1998 and 1997 respectively, and $99 million and $70 million in commercial paper outstanding at year-end 1998 and 1997, respectively.

     Under DP&L's First and Refunding Mortgage, First Mortgage Bonds may be issued on the basis of (i) 60% of unfunded property additions, subject to net earnings, as defined, being at least two times interest on all First Mortgage Bonds outstanding and to be outstanding, or (ii) 100% of retired First Mortgage Bonds. DP&L anticipates that it will be able to issue sufficient First Mortgage Bonds to satisfy its long-term debt requirements in connection with the financing of its construction and refunding programs discussed above.

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

               ELECTRIC OPERATIONS AND FUEL SUPPLY

     DP&L's present winter generating capability is 3,371,000 KW. Of this capability, 2,843,000 KW (approximately 84%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Under the agreements among the companies, each company owns a specified undivided share of each facility, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

     The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all-time net peak load was 3,007,000 KW, occurring in July 1998.
The present summer generating capability is 3,264,000 KW.


                        GENERATING FACILITIES
                                                                  MW Rating
                                                               ---------------
                                  Operating                     DP&L
Station              Ownership*    Company    Location         Portion  Total
------------------------------------------------------------------------------
Coal Units
----------
Hutchings                W          DP&L      Miamisburg, OH      371      371
Killen                   C          DP&L      Wrightsville, OH    402      600
Stuart                   C          DP&L      Aberdeen, OH        820    2,340
Conesville-Unit 4        C          CSP       Conesville, OH      129      780
Beckjord-Unit 6          C          CG&E      New Richmond, OH    210      420
Miami Fort-Units 7&8     C          CG&E      North Bend, OH      360    1,000
East Bend-Unit 2         C          CG&E      Rabbit Hash, KY     186      600
Zimmer                   C          CG&E      Moscow, OH          365    1,300

Combustion Turbines or Diesel
-----------------------------
Hutchings                W          DP&L      Miamisburg, OH       33       33
Yankee Street            W          DP&L      Centerville, OH     138      138
Monument                 W          DP&L      Dayton, OH           12       12
Tait                     W          DP&L      Dayton, OH           10       10
Sidney                   W          DP&L      Sidney, OH           12       12
Tait Gas Turbine 1       W          DP&L      Moraine, OH         100      100
Tait Gas Turbine 2       W          DP&L      Moraine, OH         102      102
Tait Gas Turbine 3       W          DP&L      Moraine, OH         102      102
Killen                   C          DP&L      Wrightsville, OH     16       24
Stuart                   C          DP&L      Aberdeen, OH          3       10

* W = Wholly Owned
  C = Commonly Owned


     In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

     DP&L derived over 99% of its electric output from coal-fired units in 1998. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

     DP&L estimates that approximately 65-85% of its coal requirements for the period 1999-2003 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

     The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

     The average fuel cost per kWh generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.30 cents in 1998, 1.31 cents in 1997 and 1.29 cents in 1996. Through the operation of a fuel cost adjustment clause applicable to electric sales, the increases and decreases in fuel costs are reflected in customer rates on a timely basis. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                  GAS OPERATIONS AND GAS SUPPLY

     DP&L has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms, up to late 2004. Along with firm transportation services, DP&L has approximately 14 billion cubic feet of firm storage service with various pipelines.

     In addition, DP&L is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services. DP&L purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1998, firm agreements provided approximately 50% of total supply, with the remaining supplies purchased on a spot/short-term basis.

     In 1998, DP&L purchased natural gas at an average price of $3.22 per MCF, compared to $3.45 per MCF in 1997 and 1996. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

     The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. DP&L has an approved tariff and provides transportation service to approximately 300 end-use customers, delivering a total quantity of nearly 18,000,000 MCF per year.

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

     On June 18, 1996, Ohio Governor Voinovich signed into law House Bill 476 which allows for alternate natural gas rate plans and exemption from PUCO jurisdiction for some gas services, and establishes a code of conduct for local natural gas distribution companies. Final rules were issued on March 12, 1997.

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

     Regulatory assets recorded during the phase-in of electric rates are being amortized and recovered in current revenues. Once the phase-in balance is fully recovered, the 1992 stipulation provides that revenues will be used for accelerated recovery of production plant costs. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $2.8 million per year over the projected life of the asset.

     A 1992 PUCO-approved settlement agreement for the phase-in plan and demand-side management ("DSM") programs, as updated in 1995, provides for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that DP&L's return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery.

Regulatory deferrals on the balance sheet were:

                                Dec. 31     Dec. 31
                                 1998        1997
                                -------     -------
                                   --millions--

Phase-in                        $ 12.9      $ 30.6
DSM                               19.6        33.6
Deferred interest - Zimmer        49.7        52.5
Income taxes recoverable
 through future revenues         195.5       208.2
                                ------      ------
Total                           $277.7      $324.9
                                ======      ======

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

     DP&L initiated a competitive bidding process in January 1993 for the construction of electric peaking capacity and energy.
On March 7, 1994, the OPSB approved DP&L's applications for up to three combustion turbines and two natural gas supply lines for the proposed site. The first combustion turbine began operation on June 1, 1995, a second unit began operation on December 23, 1996 and a third unit began operation on December 15, 1998. All three units are available for full operation.

     In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. On June 1, 1998 and June 15, 1998, respectively, DP&L filed its natural gas and electric LTFR with the PUCO. An IRP filed as part of the electric LTFR included plans for the construction of a series of combustion turbine generating units.

     On January 25, 1996, Ohio Governor Voinovich reappointed Chairman Craig A. Glazer to the PUCO for a five-year term which commenced on April 11, 1996 and will extend until April 10, 2001. Robert Taft was elected Governor of Ohio in 1998. On February 2, 1999, Governor Taft appointed Alan Schriber to a five-year term with the PUCO that expires April 2004, and designated him PUCO Chairman. Alan Schriber will replace Commissioner Jolynn Butler and is expected to begin serving April 11, 1999.

     On February 7, 1997, Governor Voinovich appointed Judith A.
Jones, a Toledo City Councilwoman, to the PUCO replacing
Commissioner Richard Fanelly.  Her five-year term commenced April
11, 1997 and will extend until April 10, 2002.

     On October 15, 1997 PUCO Commissioner David Johnson announced his resignation effective November 30, 1997. Commissioner Johnson was serving a term that would have expired in April 1998. On January 27, 1998, Governor Voinovich appointed Donald L. Mason, a senior management official with the Ohio Department of Natural Resources, to replace Commissioner Johnson. His five-year term will expire on April 10, 2003.

                  ENVIRONMENTAL CONSIDERATIONS

     The operations of DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. DP&L expended $5 million for environmental control facilities during 1998. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

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

     DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993 and, on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal 1% to 2% approximate price impact. Costs to comply with the Act are eligible for recovery in fuel hearings and other regulatory proceedings.

     In September 1998, the United States Environmental Protection Agency ("U.S. EPA") issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the Clean Air Act. The modified SIPs are likely to result in further NOx reduction requirements placed on coal-fired generating units by 2003. DP&L's total capital expenditures in order to meet these NOx requirements are estimated to be approximately $175 million over the next five years. DP&L is part of a utility trade group that has filed a lawsuit against the U.S. EPA challenging this rule.

Land Use
--------
     DP&L and numerous other parties have been notified by U.S. EPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at four superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the United Scrap Lead Site in Miami County, Ohio; the Powell Road Landfill in Huber Heights, Montgomery County, Ohio; and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

     DP&L received notification from the U.S. EPA in July 1987 for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution will not have a material effect on DP&L's financial position, earnings or cash flow.

     DP&L received notification from the U.S. EPA in September 1987 for the United Scrap Lead Site. DP&L is one of over 200 parties to this site, and its estimated contribution to the site is less than .01%. In October 1998, the U.S. District Court approved a settlement involving DP&L and issued an Order barring any claims against the settling parties. Through the settlement, DP&L resolved its potential liability with no material impact.

     DP&L and numerous other parties received notification from the U.S. EPA on May 21, 1993 that it considers them PRPs for clean-up of hazardous substances at the Powell Road Landfill Site in Huber Heights, Ohio. DP&L joined the PRP group for the site.
In late January 1998, the U.S. EPA approved a settlement that included DP&L. Through the settlement, DP&L resolved its potential liability with no resulting material impact.

     DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRPs for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed wastes to the site. The final resolution will not have a material effect on DP&L's financial position, earnings or cash flow.

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                       ELECTRIC OPERATIONS

                                                 Years Ended December 31,
                                               ----------------------------
                                               1998        1997        1996
                                               ----        ----        ----
Electric Output (millions of kWh)
  General -
     Coal-fired units                        16,853      16,246      16,142
     Other units                                101          52          21
  Power purchases                             1,475       1,239       1,098
  Exchanged and transmitted power                 -           -          (1)
  Company use and line losses                  (947)       (928)       (946)
                                         ----------  ----------  ----------
     Total                                   17,482      16,609      16,314
                                         ==========  ==========  ==========
Electric Sales (millions of kWh)
  Residential                                 4,790       4,788       4,924
  Commercial                                  3,518       3,408       3,407
  Industrial                                  4,655       4,749       4,540
  Public authorities and railroads            1,360       1,330       1,392
  Private utilities and wholesale             3,158       2,334       2,051
                                         ----------  ----------  ----------
     Total                                   17,481      16,609      16,314
                                         ==========  ==========  ==========
Electric Customers at End of Period
  Residential                               437,674     433,563     428,973
  Commercial                                 44,716      43,923      43,381
  Industrial                                  1,909       1,881       1,858
  Public authorities and railroads            5,838       5,736       5,651
  Other                                          43          42          29
                                         ----------  ----------  ----------
     Total                                  490,180     485,145     479,892
                                         ==========  ==========  ==========
Operating Revenues (thousands)
  Residential                            $  419,948  $  409,857  $  422,876
  Commercial                                242,526     234,206     236,598
  Industrial                                228,685     225,775     222,941
  Public authorities and railroads           76,686      74,018      78,140
  Private utilities and wholesale            86,485      53,598      43,730
  Other                                      18,651      12,523      12,115
                                         ----------  ----------  ----------
     Total                               $1,072,981  $1,009,977  $1,016,400
                                         ==========  ==========  ==========
Residential Statistics (per
 customer-average)
  Sales - kWh                                10,999      11,120      11,537
  Revenue                                $   964.40  $   951.90  $   990.89
  Rate per kWh (month of December)
   (cents)                                     8.43        8.10        7.91

               THE DAYTON POWER AND LIGHT COMPANY
                      OPERATING STATISTICS
                         GAS OPERATIONS

                                                 Years Ended December 31,
                                               ----------------------------
                                               1998        1997        1996
                                               ----        ----        ----
Gas Output (thousands of MCF)
  Direct market purchases                    36,497      43,808      46,696
  Liquefied petroleum gas                         3          66          90
  Company use and unaccounted for              (912)     (1,016)       (676)
  Transportation gas received                18,125      19,182      17,587
                                           --------    --------    --------
     Total                                   53,713      62,040      63,697
                                           ========    ========    ========
Gas Sales (thousands of MCF)
  Residential                                24,877      29,277      31,087
  Commercial                                  7,433       9,567       9,424
  Industrial                                  1,916       2,520       3,404
  Public authorities                          1,699       2,153       2,829
  Transportation gas delivered               17,788      18,523      16,953
                                           --------    --------    --------
     Total                                   53,713      62,040      63,697
                                           ========    ========    ========
Gas Customers at End of Period
  Residential                               279,784     276,189     272,616
  Commercial                                 22,491      22,298      22,085
  Industrial                                  1,441       1,396       1,331
  Public authorities                          1,509       1,475       1,463
                                           --------    --------    --------
     Total                                  305,225     301,358     297,495
                                           ========    ========    ========
Operating Revenues (thousands)
  Residential                              $138,802    $160,279    $156,709
  Commercial                                 38,243      48,302      44,092
  Industrial                                  9,291      11,867      14,110
  Public authorities                          8,230      10,311      12,013
  Other                                      16,640      12,948      11,660
                                           --------    --------    --------
     Total                                 $211,206    $243,707    $238,584
                                           ========    ========    ========
Residential Statistics (per
 customer-average)
  Sales - MCF                                  89.6       107.0       114.8
  Revenue                                  $ 499.94    $ 585.63    $ 578.68
  Rate per MCF (month of December)         $   5.31    $   5.20    $   5.13

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1999)


                              Business Experience,
                                Last Five Years
                           (Positions with Registrant
Name                 Age   Unless Otherwise Indicated)            Dates
------------------------------------------------------------------------------

Peter H. Forster      56   Chairman                         1/01/97 -  3/01/99
                           Chairman and Chief Executive     9/26/95 -  1/01/97
                            Officer
                           Chairman, President and Chief    4/05/88 -  9/26/95
                            Executive Officer
                           Chairman, DP&L                   4/06/92 -  3/01/98

Allen M. Hill         53   President and Chief Executive    1/01/97 -  3/01/99
                            Officer
                           President and Chief Operating    9/26/95 -  1/01/97
                            Officer
                           President and Chief Executive    4/06/92 -  3/01/98
                            Officer, DP&L

Beth E. Mooney        44   Executive Vice President and     6/15/98 -  3/01/99
                            Chief Operating Officer,
                            DPL Inc. and DP&L
                           Regional Executive,              1/01/98 -  6/15/98
                            Banc One Corporation
                           Chairman and Chief Executive    11/01/95 -  1/01/98
                            Officer, Bank One, Dayton
                           President and Chief Operating    9/01/94 - 11/01/95
                             Officer, Bank One, Akron
                           Chief Financial Officer,         3/01/93 -  9/01/94
                            Banc One, Ohio Corporation


Paul R. Anderson      56   Controller, DP&L                 4/12/81 -  3/01/99

Stephen P. Bramlage   52   Assistant Vice President, DP&L   1/01/94 -  3/01/99

Jeanne S. Holihan     42   Assistant Vice President, DP&L   3/17/93 -  3/01/99

              EXECUTIVE OFFICERS OF THE REGISTRANT
                      (As of March 1, 1999)

                              Business Experience,
                                Last Five Years
                           (Positions with Registrant
Name                 Age   Unless Otherwise Indicated)            Dates
------------------------------------------------------------------------------

Stephen F. Koziar Jr. 54   Group Vice President and         1/31/95 -  3/01/99
                            Secretary,
                            DPL Inc. and DP&L
                           Group Vice President,           12/10/87 -  1/31/95
                            DPL Inc. and DP&L

Judy W. Lansaw        47   Group Vice President,            1/31/95 -  3/01/99
                            DPL Inc. and DP&L
                           Group Vice President and        12/07/93 -  1/31/95
                            Secretary,
                            DPL Inc. and DP&L

Arthur G. Meyer       49   Vice President, Legal and       11/21/97 -  3/01/99
                            Corporate Affairs, DP&L
                           Director, Corporate Relations,   5/14/96 - 11/21/97
                            DP&L
                           Treasurer, DP&L                  6/27/95 -  5/14/96
                           Director, Financial Activities   5/09/94 -  6/27/95
                           Manager, Service Operations      1/31/94 -  5/09/94

Bryce W. Nickel       42   Assistant Vice President, DP&L   1/01/94 -  3/01/99

H. Ted Santo          48   Group Vice President, DP&L      12/08/92 -  3/01/99

James P. Torgerson    46   Vice President, Chief            7/01/98 -  3/01/99
                            Financial Officer and
                            Treasurer, DPL Inc. and DP&L
                           Vice President and Chief         2/10/97 -  3/15/98
                            Financial Officer, Puget
                            Sound Energy, Inc.
                           Executive Vice President         8/01/95 -  2/10/97
                            Chief Administrative Officer
                            and Chief Financial Officer,
                            Washington Energy Company
                           Senior Vice President           11/01/89 -  8/01/95
                            Finance, Planning and
                            Development, and Chief
                            Financial Officer,
                            Washington Energy Company

Item 2 - Properties
------------------------------------------------------------------------------
Electric
--------
     Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2),
CONSTRUCTION AND FINANCING PROGRAM OF DPL INC. (pages I-5 and
I-6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-6 through
I-8) - Notes 2 and 5 of Notes to Consolidated Financial Statements on pages 22 and 24, respectively, of the registrant's 1998 Annual
Report, which pages are incorporated herein by reference.

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

Item 3 - Legal Proceedings
------------------------------------------------------------------------------
     Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (pages I-1 and I-2),
COMPETITION (pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL
SUPPLY (pages I-6 through I-8), GAS OPERATIONS AND GAS SUPPLY (pages
I-8 and I-9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages
I-9 through I-11) and ENVIRONMENTAL CONSIDERATIONS (pages I-11 through I-13) and - Note 2 of Notes to Consolidated Financial
Statements on page 22 of the registrant's 1998 Annual Report, which pages are incorporated herein by reference.

Item 4 - Submission Of Matters To A Vote Of Security Holders
------------------------------------------------------------------------------
     DPL Inc.'s Annual Meeting of Shareholders was held on
April 14, 1998. Three directors of DPL Inc. were elected at the Annual Meeting, each of whom will serve a three year term expiring in 2001. The nominees were elected as follows: Thomas J. Danis, 143,654,309 shares FOR, 1,295,625 shares WITHHELD; Allen M. Hill,
143,829,942 shares FOR, 1,119,992 shares WITHHELD; W August
Hillenbrand 143,842,964 shares FOR, 1,116,970 shares WITHHELD.

PART II

Item 5 - Market For Registrant's Common Equity And Related Stockholder Matters
------------------------------------------------------------------------------
     The information required by this item of Form 10-K is set forth on pages 14, 27 and 28 of the registrant's 1998 Annual
Report, which pages are incorporated herein by reference. As of December 31, 1998, there were 41,791 holders of record of DPL Inc. common equity, excluding individual participants in security position listings.

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


Item 6 - Selected Financial Data
------------------------------------------------------------------------------
     The information required by this item of Form 10-K is set forth on page 14 of the registrant's 1998 Annual Report, which page is incorporated herein by reference.


Item 7 - Management's Discussion And Analysis Of Financial Condition
         And Results Of Operations
------------------------------------------------------------------------------
     The information required by this item of Form 10-K is set forth in Note 2 of Notes to Consolidated Financial Statements on page 22 and on pages 1, 13, 15 and 16 of the registrant's 1998
Annual Report, which pages are incorporated herein by reference.

     This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DP&L's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk
------------------------------------------------------------------------------
     The carrying value of DPL's debt, which consists of first mortgage bonds, guaranteed air quality development obligations, notes, commercial paper and lines of credit, was $1,265.2 million at December 31, 1998. The fair value of this debt, based mainly on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities, was $1,366.6 million at December 31, 1998.

     The carrying value of short-term debt was $194.9 million at December 31, 1998. The interest expense risk related to this debt was estimated to be approximately an increase/decrease of $0.7 million if the weighted average cost for each quarter increased/decreased 10%.

     The fair value of available for sale securities was $684.1 million at December 31, 1998. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $68.4 million at December 31, 1998 that resulted from a hypothetical 10% decrease in the quoted market prices.


Item 8 - Financial Statements And Supplementary Data
------------------------------------------------------------------------------
     The information required by this item of Form 10-K is set forth on page 14 and on pages 17 through 27 of the registrant's
1998 Annual Report, which pages are incorporated herein by reference.

                Report of Independent Accountants
                 on Financial Statement Schedule
                ---------------------------------


To the Board of Directors of DPL Inc.


Our audits of the consolidated financial statements referred to in our report dated January 20, 1999 appearing on page 27 of the 1998 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 20, 1999

Item 9 - Changes In And Disagreements With Accountants On Accounting
         And Financial Disclosure
------------------------------------------------------------------------------
         None.

PART III

Item 10 - Directors And Executive Officers Of The Registrant
------------------------------------------------------------------------------
Directors of the Registrant
---------------------------
     The information required by this item of Form 10-K is set forth on pages 2 through 5 of DPL Inc.'s definitive Proxy
Statement dated March 1, 1999, relating to the 1999 Annual
Meeting of Shareholders ("1999 Proxy Statement"), which pages are incorporated herein by reference, and on pages I-16 and I-17 of this Form 10-K.


Item 11 - Executive Compensation
------------------------------------------------------------------------------
     The information required by this item of Form 10-K is set forth on pages 9 through 16 of the 1999 Proxy Statement, which pages are incorporated herein by reference.


Item 12 - Security Ownership Of Certain Beneficial Owners And Management
------------------------------------------------------------------------------
     The information required by this item of Form 10-K is set forth on pages 3 through 6 and on page 15 of the 1999 Proxy
Statement, which pages are incorporated herein by reference.


Item 13 - Certain Relationships And Related Transactions
------------------------------------------------------------------------------
     None.














                              III-1

PART IV

Item 14 - Exhibits, Financial Statement Schedule And Reports On Form 8-K
------------------------------------------------------------------------------
                                                    Pages of 1998 Form 10-K
                                                   Incorporated by Reference
                                                   -------------------------

Report of Independent Accountants                            II-3

      (a) Documents filed as part of the Form 10-K

1.  Financial Statements                          Pages of 1998 Annual Report
    --------------------                           Incorporated by Reference
                                                  ---------------------------

Consolidated Statement of Results of Operations
for the three years in the period ended
December 31, 1998                                             17

Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1998                   18

Consolidated Balance Sheet as of December 31, 1998
and 1997                                                      19

Consolidated Statement of Shareholders' Equity for
the three years in the period ended December 31, 1998         20

Notes to Consolidated Financial Statements                  21 - 26

Report of Independent Accountants                             27


2.  Financial Statement Schedule
    ----------------------------

For the three years in the period ended December 31, 1998:

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

40(c) Copy of the Thirty-First Supplemental       Exhibit 4(h) to Registration
      Indenture dated as of November 1, 1982,     Statement No. 33-56162
      between DP&L and The Bank of New York,
      Trustee

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

4(f)  Copy of the Thirty-Fourth Supplemental      Exhibit 4 to Report on
      Indenture dated as of April 1, 1986,        Form 10-Q for the quarter
      between DP&L and The Bank of New York,      ended June 30,1986
      Trustee                                     (File No. 1-2385)

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

4(i)  Copy of the Thirty-Seventh Supplemental     Exhibit 4(j) to Registration
      Indenture dated as of November 15, 1992,    Statement No. 33-56162
      between DP&L and The Bank of New York,
      Trustee

4(j)  Copy of the Thirty-Eighth Supplemental      Exhibit 4(k) to Registration
      Indenture dated as of November 15, 1992,    Statement No. 33-56162
      between DP&L and The Bank of New York,
      Trustee

4(k)  Copy of the Thirty-Ninth Supplemental       Exhibit 4(k) to Registration
      Indenture dated as of January 15, 1993,     Statement No. 33-57928
      between DP&L and The Bank of New York,
      Trustee

4(l)  Copy of the Fortieth Supplemental           Exhibit 4(m) to Report on
      Indenture dated as of February 15, 1993,    Form 10-K for the year
      between DP&L and The Bank of New York       ended December 31, 1992
      Trustee                                     (File No. 1-2385)

4(m)  Copy of Forty-First Supplemental            Exhibit 4(m) to Report on
      Indenture dated as of February 1, 1999,     Form 10-K for the year
      between DP&L and the Bank of New York,      ended December 31, 1998
      Trustee                                     (File No. 1-2385)

4(n)  Copy of the Credit Agreement dated as       Exhibit 4(k) to DPL Inc.'s
      of November 2, 1989 between DPL Inc.,       Registration Statement on
      the Bank of New York, as agent, and the     Form S-3 (File No. 33-32348)
      banks named therein

4(o)  Copy of Shareholder Rights Agreement        Exhibit 4 to Report on
      between DPL Inc. and The First National     Form 8-K dated December 13,
      Bank of Boston                              1991 (File No. 1-9052)

10(a) Description of Management Incentive         Exhibit 10(c) to Report on
      Compensation Program for Certain            Form 10-K for the year
      Executive Officers                          ended December 31, 1986
                                                  (File No. 1-9052)

10(b) Copy of Severance Pay Agreement with        Exhibit 10(f) to Report on
      Certain Executive Officers                  Form 10-K for the year
                                                  ended December 31, 1987
                                                  (File No. 1-9052)
                              IV-3

10(c) Copy of Supplemental Executive              Exhibit 10(e) to Report on
      Retirement Plan amended August 6, 1991      Form 10-K for the year
                                                  ended December 31,1991
                                                  (File No. 1-9052)

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

10(f) Copy of Management Stock Incentive Plan     Exhibit 10(f) to Report on
      amended January 1, 1993                     Form 10-K for the year
                                                  ended December 31, 1993
                                                  File No. 1-9052)

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

13    Copy of DPL Inc.'s 1998 Annual Report to Shareholders

21    Copy of List of Subsidiaries of DPL Inc.

23    Consent of PricewaterhouseCoopers LLP


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


                                  DPL Inc.

                                  Registrant


March 30, 1999                             /s/Allen M. Hill
                                  -------------------------------------
                                              Allen M. Hill
                                  President and Chief Executive Officer


    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                          Director
----------------------
    (T. J. Danis)


                          Director
----------------------
  (J. F. Dicke, II)


/s/Peter H. Fortser       Director and Chairman         March 30, 1999
----------------------
   (P. H. Forster)


                          Director
----------------------
     (E. Green)


/s/Jane G. Haley          Director                      March 30, 1999
----------------------
   (J. G. Haley)


                          Director, President and
/s/Allen M. Hill          Chief Executive Officer       March 30, 1999
----------------------
   (A. M. Hill)

                          Director
----------------------
  (W A. Hillenbrand)


/s/David R. Holmes        Director                      March 30, 1999
----------------------
   (D. R. Holmes)


/s/James P. Torgerson     Vice President, CFO and       March 30, 1999
----------------------    Treasurer (principal
  (J. P. Torgerson)       financial and accounting
                          officer)



/s/Burnell R. Roberts      Director                     March 30, 1999
----------------------
   (B. R. Roberts)

                                                                Schedule II


                                  DPL Inc.
                      VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 1998, 1997 and 1996

------------------------------------------------------------------------------
       COLUMN A          COLUMN B        COLUMN C        COLUMN D    COLUMN E
------------------------------------------------------------------------------
                                         Additions
                                     -----------------
                         Balance at   Charged                         Balance
     Description         Beginning      to              Deductions   at End of
                         of Period    Income     Other      (1)        Period
------------------------------------------------------------------------------
                         ---------------------thousands-----------------------

1998:
Deducted from accounts
 receivable--

Provision for
 uncollectible accounts   $ 5,007    $ 8,182      $ -     $ 8,445     $ 4,744


1997:
Deducted from accounts
 receivable--

Provisions for
 uncollectible accounts   $ 5,083    $ 5,865      $ -     $ 5,941     $ 5,007


1996:
Deducted from accounts
 receivable--

Provisions for
 uncollectible accounts   $ 6,481    $ 4,056      $ -     $ 5,454     $ 5,083





(1) Amounts written off, net of recoveries of accounts previously written off.