Form 10-Q
period 1999-03-31
DPL INC
filed 1999-05-17
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

 YES  X     NO
     ---       ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights            159,281,004 Shares
-----------------------------------      -------------------------------
      (Title of each class)              (Outstanding at March 31, 1999)

                               DPL INC.

                                INDEX


                                                                 Page No.
                                                                 --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations            1

          Consolidated Statement of Cash Flows                       2

          Consolidated Balance Sheet                                 3

          Consolodiated Statement of Common Shareholders' Equity     5

          Notes to Consolidated Financial Statements                 6

          Operating Statistics                                       7


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9


Part II - Other Information                                         11

     Signatures                                                     12

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.

                                              Three Months Ended
                                                   March 31
                                              ------------------
                                               1999       1998
                                               ----       ----
                                                 --millions--
Revenues
--------
Utility service revenues                     $362.4     $352.3
Other revenues                                 21.1       25.6
                                             ------     ------
     Total Operating Revenues                 383.5      377.9

Expenses
--------
Fuel and purchased power                       61.2       61.2
Gas purchased for resale                       84.2       81.9
Operation and maintenance                      39.6       35.1
Depreciation and amortization                  33.0       31.7
Amortization of regulatory assets, net          6.5        5.6
General taxes                                  34.3       34.5
Interest and preferred stock dividends         26.4       21.9
                                             ------     ------
     Total Expenses                           285.2      271.9


Other income                                   19.1        5.9
                                             ------     ------
Income Before Income Taxes                    117.4      111.9

Income taxes                                   44.9       41.7
                                             ------     ------
Net Income                                   $ 72.5     $ 70.2
                                             ======     ======

Average Number of Common Shares
 Outstanding (millions)                       152.9      152.3

Earnings Per Share of Common Stock
 - Basic and Diluted                         $ 0.47     $ 0.46

Dividends Paid Per Share of Common Stock     $0.235     $0.235



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.


                                                         Three Months Ended
                                                              March 31
                                                         ------------------
                                                           1999      1998
                                                           ----      ----
                                                            --millions--
Operating Activities
--------------------
  Cash received from utility customers                   $341.1    $348.2
  Other operating cash receipts                            26.0      28.7
  Cash paid for:
     Fuel and purchased power                             (53.8)    (68.6)
     Purchased gas                                        (73.0)    (71.7)
     Operation and maintenance labor                      (24.2)    (23.9)
     Nonlabor operating expenditures                      (16.6)    (40.8)
     Interest                                             (29.8)    (29.0)
     Income taxes                                         (12.4)    (15.0)
     Property, excise and payroll taxes                   (55.7)    (54.3)
                                                         ------    ------
  Net cash provided by operating activities               101.6      73.6

Investing Activities
--------------------
  Property expenditures                                   (20.5)    (26.8)
  Increases in financial assets                          (130.4)    (58.3)
  Decreases in financial assets                            72.0      30.4
                                                         ------    ------
  Net cash used for investing activities                  (78.9)    (54.7)

Financing Activities
--------------------
  Dividends paid on common stock                          (36.1)    (35.8)
  Purchase of treasury stock                              (30.5)       -
  Issuance of short-term debt                              45.5      39.6
  Issuance of common stock                                   -        5.0
  Retirement of long-term debt                             (2.0)     (1.5)
                                                         ------    ------
  Net cash provided by (used for) financing activities    (23.1)      7.3

Cash and temporary cash investments--
-----------------------------------
  Net change                                               (0.4)     26.2
  Balance at beginning of period                           13.7      26.1
                                                         ------    ------
  Balance at end of period                               $ 13.3    $ 52.3
                                                         ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                     At             At
                                                  March 31,     December 31,
                                                    1999           1998
                                                  --------      -----------
                                                       --millions--
ASSETS

Property
--------
Electric property                                 $3,404.1       $3,398.6
Gas property                                         298.2          296.9
Other property                                        48.0           47.8
                                                  --------       --------
  Total Property                                   3,750.3        3,743.3

Less--
  Accumulated depreciation and amortization       (1,533.0)      (1,504.6)
                                                  --------       --------
     Net property                                  2,217.3        2,238.7
                                                  --------       --------
Current Assets
--------------
Cash and temporary cash investments                   13.3           13.7
Accounts receivable, less provision for
 uncollectible accounts                              243.6          227.7
Inventories, at average cost                          97.1          112.4
Deferred property and excise taxes                    61.1           93.4
Prepaid utility excise tax                            35.4           17.7
Other                                                 23.0           29.9
                                                  --------       --------
  Total current assets                               473.5          494.8
                                                  --------       --------
Other Assets
------------
Financial assets                                     772.8          697.1
Income taxes recoverable through future revenues     188.8          195.5
Other regulatory assets                               76.7           82.2
Other                                                142.9          147.6
                                                  --------       --------
  Total other assets                               1,181.2        1,122.4
                                                  --------       --------
Total Assets                                      $3,872.0       $3,855.9
                                                  ========       ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL INC.

                                                     At             At
                                                  March 31,     December 31,
                                                    1999           1998
                                                  --------      -----------
                                                        --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholders' equity--
  Common stock                                    $    1.6       $    1.6
  Other paid-in capital                              764.2          799.0
  Common stock held by employee plans                (92.7)         (94.4)
  Accumulated other comprehensive income              49.4           47.2
  Earnings reinvested in the business                666.7          630.3
                                                  --------       --------
     Total common shareholders' equity             1,389.2        1,383.7

Preferred stock                                       22.9           22.9
Long-term debt                                       838.4        1,065.9
                                                  --------       --------
     Total capitalization                          2,250.5        2,472.5
                                                  --------       --------
Current Liabilities
-------------------
Short-term debt                                      240.4          194.9
Current portion of long-term debt                    229.9            4.4
Accounts payable                                     100.7          109.0
Accrued taxes                                        149.3          165.2
Accrued interest                                      19.9           24.8
Other                                                 65.5           50.5
                                                  --------       --------
     Total current liabilities                       805.7          548.8
                                                  --------       --------
Deferred Credits and Other
--------------------------
Deferred taxes                                       452.6          460.6
Unamortized investment tax credit                     68.6           69.4
Insurance and claims costs                           151.8          150.7
Other                                                142.8          153.9
                                                  --------       --------
     Total deferred credits and other                815.8          834.6
                                                  --------       --------
Total Capitalization and Liabilities              $3,872.0       $3,855.9
                                                  ========       ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                DPL INC.
               Three Months Ended March 31, 1999 and 1998

                                                             Common     Accum.
                                 Common Stock                Stock      Other    Earnings
                             --------------------   Other    Held by    Compr-   Reinvested
                             Outstanding            Paid-in  Employee   hensive  in the
$ in millions                  Shares      Amount   Capital  Plans      Income   Business     Total
---------------------------------------------------------------------------------------------------
1999:

Beginning Balance           161,264,604     $1.6    $799.0   $(94.4)     $47.2    $630.3   $1,383.7

Net Income                                                                          72.5
 Unrealized gains, net of
  reclassification
  adjustments, after tax                                                   2.2
Total comprehensive income                                                                     74.7

Common stock dividends                                                             (36.1)     (36.1)
Treasury stock               (1,983,600)      -      (35.3)                                   (35.3)
Employee stock plans                                   0.5      1.7                             2.2
                            -----------------------------------------------------------------------
Ending balance              159,281,004     $1.6    $764.2   $(92.7)     $49.4    $666.7   $1,389.2
                            =======================================================================


1998:

Beginning Balance           160,202,949     $1.6    $777.3   $(98.0)     $19.9    $585.2   $1,286.0

Net Income                                                                          70.2
 Net unrealized gain on
  securities, after tax                                                   12.0
Total comprehensive income                                                                     82.2

Common stock dividends                                                             (35.8)     (35.8)
Dividend reinvestment plan      283,722       -        5.1                                      5.1
Employee stock plans                                   0.7      1.6                             2.3
Other                            (8,775)      -       (0.1)                         (0.2)      (0.3)
                            -----------------------------------------------------------------------
Ending balance              160,477,896     $1.6    $783.0   $(96.4)     $31.9    $619.4   $1,339.5
                            =======================================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

2. DPL Inc., has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1998 Annual Report on Form 10-K.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                                   Three Months Ended
                                                        March 31
                                                   ------------------
                                                    1999         1998
                                                    ----         ----
Electric
--------
Sales (millions of kWh) --
  Residential                                      1,414        1,323
  Commercial                                         798          820
  Industrial                                       1,123        1,098
  Other                                              908        1,185
                                                 -------      -------
     Total                                         4,243        4,426

Revenues (thousands of dollars) --
  Residential                                    114,101      109,508
  Commercial                                      55,249       56,678
  Industrial                                      54,783       52,522
  Other                                           36,293       42,677
                                                 -------      -------
     Total                                       260,426      261,385

Other Electric Statistics --
  Average price per kWh-retail and wholesale
   customers (cents)                                6.04         5.77
  Fuel cost per net kWh generated (cents)           1.26         1.25
  Electric customers at end of period            491,840      486,795
  Average kWh use per residential customer         3,223        3,045
  Peak demand-maximum one hour use (mw), (net)     2,561        2,373

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                       1999         1998
                                                       ----         ----
Gas
---
Sales (millions of MCF) --
  Residential                                        13,188       11,356
  Commercial                                          3,947        3,032
  Industrial                                          1,237          920
  Other                                                 673          906
  Transported gas                                     6,513        5,913
                                                    -------      -------
     Total                                           25,558       22,127

Revenues (thousands of dollars) --
  Residential                                        68,615       59,953
  Commercial                                         19,622       15,373
  Industrial                                          5,827        4,492
  Other                                               8,449       11,658
                                                    -------      -------
     Total                                          102,513       91,476

Other Gas Statistics --
  Average price per MCF-retail customers (dollars)     5.11         5.19
  Gas customers at end of period                    307,018      303,023

Degree Days (based on calendar month) --
  Heating                                             2,843        2,369
  Cooling                                                 -           23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     DPL Inc.'s earnings for the first quarter of 1999 were $0.47 per share, up 2% from the $0.46 per share earned in the first quarter a year ago. In the quarter, winter temperatures were colder than last year, but still warmer than normal. The service territory remains strong with a 2% increase in retail electric sales from the first quarter of 1998. Increased revenues from these higher sales coupled with income from investments contributed to the improved financial performance. DP&L advanced some maintenance expenditures into the first quarter to prepare for the peak summer months.

     The financial condition and results of operations for the first quarter ended March 31, 1999 are discussed below.


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

     On April 6, 1999, DPL Inc. completed a private placement issuance of $500 million of Senior Notes due 2004, with an interest rate of 6.32%. The proceeds were used for the redemption of DP&L's
$225 million 8.40% Series of First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

     At March 31, 1999, DPL Inc.'s cash and temporary cash investment balance was $13.3 million. In addition, $772.8 million was invested in financial assets.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At March 31, 1999, DPL Inc. had $30 million outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At March 31, 1999, DPL Inc. had $15 million in borrowings outstanding from this line. DP&L also has $97 million available in short-term informal lines of credit. At March 31, 1999, DP&L had $71.9 million of these informal lines outstanding and $123.5 million in commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1999-2003.

Results of Operations
---------------------
     Utility service revenues increased by $10.1 million from the first quarter last year. Higher retail gas sales due to colder weather were the primary cause of this increase.

     Gas purchased for resale increased $2.3 million over first quarter 1998 as a result of the higher utility gas sales.

     Operation and maintenance expense increased $4.5 million from the first quarter last year. Higher production maintenance, line clearance and insurance and claims costs were partially offset by reduced compensation and benefit expense.

     Interest expense increased from last year by $4.5 million, because of higher short-term debt balances.

     Other income increased by $13.2 million over the same period in 1998 as a result of higher investment income.

     Income taxes increased $3.2 million from the corresponding quarter last year with the higher pre-tax income.

Issues and Financial Risks
--------------------------
     This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DP&L's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

     Some computer applications may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems.

     DP&L has implemented a plan to identify and correct Y2K issues in its computer applications and operations. This plan includes (1) evaluation of applications and systems, (2) assessment of Y2K errors,
(3) correction of errors and (4) testing of applications and systems.
The evaluation and assessment phases are substantially complete. The correction and testing phases, approximately 70% complete, continue on schedule and are expected to be completed in the third quarter of 1999. The estimated cost of this corrective action is $20 million, and includes modification and replacement of hardware and software.

     The electric industry relies on computer applications to monitor and control interdependent power systems. These systems are also susceptible to Y2K problems. The utility industry has organized work groups to identify and solve potential problems. DP&L is evaluating the possibility of Y2K disruptions in the industry and is adopting proper contingency plans.

                      Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     At DPL Inc.'s Annual Meeting of Shareholders held on April 20, 1999, three directors of DPL Inc. were elected, each of whom will serve a three-year term expiring in 2002. The nominees were elected as follows: James F. Dicke II, 144,770,668 shares FOR, 1,644,547 shares WITHHELD; Peter H. Forster, 144,596,997 shares FOR, 1,818,218 shares WITHHELD; and Jane G. Haley, 144,653,493 shares FOR, 1,761,722 shares WITHHELD.


Item 5. Other Information.
-------------------------

Rate Regulation and Government Legislation
------------------------------------------
     On March 4, 1999, the PUCO initiated an inquiry into the adequacy of electricity generation and transmission facilities of Ohio's investor-owned electric utility companies to avoid a recurrence of the power supply shortages that occurred in the summer of 1998. DP&L has responded to various data requests from the PUCO concerning their inquiry.

     On March 26, 1998, a twelve member Joint Committee of the Ohio Senate and House of Representatives, created to explore and possibly draft retail wheeling legislation, introduced an electric deregulation Bill which expired at year end. On September 16, 1998, DP&L and the three other major investor-owned utilities in Ohio presented a comprehensive electric utility restructuring Bill to a working group of the Committee. In March 1999, a group of legislators released to the public a draft outline for restructuring. On March 25, 1999, those legislators introduced companion electric restructuring Bills in the Ohio House and Senate. DP&L is participating in hearings that are being held on the companion Bills at the Legislature.


Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended March 31, 1999.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               DPL INC.
                                   ----------------------------------
                                             (Registrant)




Date: May 17, 1999                 /s/James P. Torgerson
      ------------                 ----------------------------------
                                   James P. Torgerson
                                   Vice President, CFO and Treasurer




Date: May 17, 1999                 /s/Stephen F. Koziar Jr.
      ------------                 ----------------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and Secretary