Form 10-Q
period 1999-06-30
DPL INC
filed 1999-08-13
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999

                                  OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                    Commission File Number  1-9052

                               DPL INC.
        (Exact name of registrant as specified in its charter)

             OHIO                                  31-1163136
------------------------------        ------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

                      Courthouse Plaza Southwest
                          Dayton, Ohio  45402
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

 YES  X    NO
     ---      ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights             158,682,304 Shares
-----------------------------------        ------------------------------
     (Title of each class)                 (Outstanding at June 30, 1999)

                               DPL INC.

                                INDEX


                                                               Page No.
                                                               --------
Part I - Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations          1

          Consolidated Statement of Cash Flows                     2

          Consolidated Balance Sheet                               3

          Consolidated Statement of Shareholders' Equity           5

          Notes to Consolidated Financial Statements               6

          Operating Statistics                                     8


     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                10

     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                        12


Part II - Other Information                                       14

     Signatures                                                   16

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                              Three Months       Six Months
                                                 Ended             Ended
                                                June 30           June 30
                                             -------------     -------------
                                             1999     1998     1999     1998
                                             ----     ----     ----     ----
                                              --millions--      --millions--

Revenues
--------
Utility service revenues                   $276.6   $292.6   $638.9   $644.9
Other revenues                               13.7     14.9     34.9     40.5
                                           ------   ------   ------   ------
     Total Revenues                         290.3    307.5    673.8    685.4

Expenses
--------
Fuel and purchased power                     61.0     66.7    122.1    127.9
Gas purchased for resale                     24.3     27.5    108.5    109.3
Operation and maintenance                    50.3     60.0     88.3     95.8
Depreciation and amortization                32.8     31.7     65.8     63.4
Amortization of regulatory assets, net        5.9      5.2     12.3     10.8
General taxes                                34.1     33.8     68.4     68.3
Interest expense                             28.6     23.4     55.1     45.2
                                           ------   ------   ------   ------
     Total Expenses                         237.0    248.3    520.5    520.7
                                           ------   ------   ------   ------
Income
------
Operating Income                             53.3     59.2    153.3    164.7

Investment income                            13.2      6.2     30.3     12.6

Other income and deductions
                                             (7.2)    (6.0)    (6.8)    (6.0)
                                           ------   ------   ------   ------
income Before Income Taxes                   59.3     59.4    176.8    171.3

Income taxes                                 21.9     24.2     66.9     65.9
                                           ------   ------   ------   ------
Net Income                                 $ 37.4   $ 35.2   $109.9   $105.4
                                           ======   ======   ======   ======
Average Number of Common Shares
 Outstanding (millions)                     151.2    152.7    152.0    152.5

Earnings Per Share of Common Stock
 Basic and Diluted                         $ 0.25   $ 0.23   $ 0.72   $ 0.69

Dividends Paid Per Share of Common Stock   $0.235   $0.235   $0.470   $0.470


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    1999      1998
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
  Cash received from utility customers            $646.6    $651.1
  Other operating cash receipts                     51.8      48.9
  Cash paid for:
     Fuel and purchased power                     (116.7)   (128.9)
     Purchased gas                                (116.5)   (117.3)
     Operation and maintenance labor               (39.6)    (42.6)
     Nonlabor operating expenditures               (56.1)    (72.2)
     Interest                                      (50.2)    (43.1)
     Income taxes                                  (61.7)    (71.6)
     Property, excise and payroll taxes            (78.1)    (77.0)
                                                  ------    ------
  Net cash provided by operating activities        179.5     147.3

Investing Activities
--------------------
  Capital expenditures                             (57.8)    (48.2)
  Purchases of available for sale financial
   assets                                         (190.2)   (155.0)
  Sales of available for sale financial assets      99.1      50.3
                                                  ------    ------
  Net cash used for investing activities          (148.9)   (152.9)

Financing Activities
--------------------
  Dividends paid on common stock                   (71.6)    (71.6)
  Issuance of common stock                            -       10.0
  Retirement of long-term debt                    (239.6)     (1.9)
  Issuance of long-term debt                       497.4      98.5
  Issuance (retirement) of short-term debt        (151.1)      7.7
  Purchase of treasury stock                       (45.3)       -
                                                  ------    ------
  Net cash provided by (used for) financing
   activities                                      (10.2)     42.7


Cash and temporary cash investments--
-----------------------------------
  Net change                                        20.4      37.1
  Balance at beginning of period                    13.7      26.1
                                                  ------    ------
  Balance at end of period                        $ 34.1    $ 63.2
                                                  ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                   At            At
                                                June 30,     December 31,
                                                  1999          1998
                                                    --millions--
                                                -------      -----------

ASSETS

Property
--------
Electric property                               $3,426.8      $3,398.6
Gas property                                       299.8         296.9
Other property                                      58.0          47.8
                                                --------      --------
  Total property                                 3,784.6       3,743.3

Less--
  Accumulated depreciation and amortization     (1,563.8)     (1,504.6)
                                                --------      --------
     Net property                                2,220.8       2,238.7
                                                --------      --------
Current Assets
--------------
Cash and temporary cash investments                 34.1          13.7
Accounts receivable, less provision for
 uncollectible accounts of $2.0 and $4.7,
 respectively                                      210.6         227.7
Inventories, at average cost                        93.3         112.4
Deferred property and excise taxes                  83.3          93.4
Other                                               35.5          46.2
                                                --------      --------
  Total current assets                             456.8         493.4
                                                --------      --------
Other Assets
------------
Financial assets                                   830.2         698.5
Income taxes recoverable through future
 revenues                                          178.2         195.5
Other regulatory assets                             68.6          82.2
Other                                              168.6         147.6
                                                --------      --------
  Total other assets                             1,245.6       1,123.8
                                                --------      --------
Total Assets                                    $3,923.2      $3,855.9
                                                ========      ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                       CONSOLIDATED BALANCE SHEET
                             (continued)
                               DPL INC.

                                                    At            At
                                                  June 30,    December 31,
                                                   1999          1998
                                                  -------     -----------
                                                      --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholders' equity--
  Common stock                                  $    1.6        $  1.6
  Other paid-in capital                            754.4         799.0
  Common stock held by employee plans              (92.3)        (94.4)
  Accumulated other comprehensive income            66.9          47.2
  Earnings reinvested in the business              633.2         630.3
                                                --------      --------
     Total common shareholders' equity           1,363.8       1,383.7

Preferred stock                                     22.9          22.9
Long-term debt                                   1,339.0       1,065.9
                                                --------      --------
     Total capitalization                        2,725.7       2,472.5
                                                --------      --------

Current Liabilities
-------------------
Short-term debt                                     43.8         194.9
Dividends payable                                   36.1            -
Accounts payable                                    83.0         109.0
Accrued taxes                                       96.6         165.2
Accrued interest                                    32.2          24.8
Other                                               72.9          54.9
                                                --------      --------
     Total current liabilities                     364.6         548.8
                                                --------      --------

Deferred Credits and Other
--------------------------
Deffered taxes                                     462.1         460.6
Unamortized investment tax credit                   67.9          69.4
Insurance and claims costs                         156.4         150.7
Other                                              146.5         153.9
                                                --------      --------
     Total deferred credits and other              832.9         834.6
                                                --------      --------
Total Capitalization and Liabilities            $3,923.2      $3,855.9
                                                ========      ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                       DPL INC.

                         Six months ended June 30, 1999 and 1998


                                                        Common
                             Common Stock               Stock     Accum.  Earnings
                           ------------------  Other    Held by   Other   Reinvested
                           Outstanding         Paid-In  Employee  Comp.   in the
$ in millions                Shares    Amount  Capital  Plans     Income  Business      Total
---------------------------------------------------------------------------------------------
1999:
Beginning Balance          161,264,604  $1.6   $799.0   $(94.4)   $47.2   $630.3     $1,383.7

 Net income                                                                109.9
 Unrealized gains, net
  of reclassification
  adjustments, after tax                                           19.7
Total comprehensive income                                                              129.6

Common stock dividends                                                    (107.0)      (107.0)
Treasury stock              (2,582,300)   -     (45.3)                                  (45.3)
Employee stock plans                              0.7      2.1                            2.8
                           ------------------------------------------------------------------
Ending balance             158,682,304  $1.6   $754.4   $(92.3)   $66.9   $633.2     $1,363.8
                           ==================================================================

1998:
Beginning Balance          160,202,949  $1.6   $777.3   $(98.0)   $19.9   $585.2     $1,286.0

 Net income                                                                105.4
 Unrealized gains, net
  of reclassification
  adjustments, after tax                                           30.6
Total comprehensive income                                                              136.0

Common stock dividends                                                    (107.6)      (107.6)
Dividend reinvestment plan     561,406    -      10.1                                    10.1
Employee stock plans                              0.9      2.0                            2.9
Other                           (8,775)   -      (0.1)                      (0.2)        (0.3)
                           ------------------------------------------------------------------
Ending balance             160,755,580  $1.6   $788.2   $(96.0)   $50.5   $582.8     $1,327.1
                           ==================================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

2. DPL Inc. has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1998 Annual Report on Form 10-K.

3. Other revenues include sales by DPL Inc.'s natural gas supply management subsidiary. These revenues are recorded in the period when the gas is sold.

4. DPL Inc. accounts for its investments in debt and equity securities by classifying the securities into different categories (held-to-maturity and available-for-sale); available-for-sale securities are carried at fair market value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders' equity for those investments. Investments classified as held-to-maturity are carried at amortized cost. The value of equity security investments and fixed maturity investments is based upon market quotations or investment cost which is believed to approximate market. The cost basis for equity security and fixed maturity investments is average cost and amortized cost, respectively.

                               At June 30                 At December 31
                                  1999                         1998
                       --------------------------   --------------------------
                            Gross Unrealized             Gross Unrealized
                       --------------------------   --------------------------
                       Fair                         Fair
$ in millions          Value  Gains  Losses  Cost   Value  Gains  Losses  Cost
------------------------------------------------------------------------------
                         $      $       $     $       $      $      $      $
Assets (a)
----------
 Available for sale
  equity securities    819.4  110.7  (7.6)  716.3    685.5  78.3  (5.8)  613.0

 Held to maturity
  securities:
   Debt securities      44.2     -   (0.5)   44.7     51.1   1.2    -     49.9
   Temporary cash
    investments          8.5     -     -      8.5     12.0    -     -     12.0
                        ----    ---   ---    ----     ----   ---   ---    ----
       Total            52.7     -   (0.5)   53.2     63.1   1.2    -     61.9


Liabilities (b)
---------------
 Debt                1,408.7              1,387.7  1,366.6             1,265.2

Capitalization
---------------
 Unallocated stock      97.1                 66.9    117.1                69.0
  in ESOP


(a) Maturities range from 1999 to 2011.
(b) Includes current maturities.

5. For the three months ended June 30, 1999 and 1998, gross realized gains were $5.6 million and $4.2 million, respectively. There were no gross realized losses in either three-month period. Gross realized gains and losses were $20.0 million and $0.8 million respectively for the six months ended June 30, 1999; for the six months ended June 30, 1998 gross realized gains were $8.3 million and there were no losses.

6. A wholly-owned captive subsidiary of DPL Inc. provides certain property and liability insurance coverage to DPL Inc. and its other subsidiaries and business interruption and specific risk coverage for DPL Inc.'s principal subsidiary, The Dayton Power and Light Company ("DP&L"). Insurance and claims costs on the balance sheet represent insurance reserves of the captive subsidiary. These reserves are provided based on a consultant's actuarial methods and loss experience data. Management has relied on the actuarial methods employed by the consultant to determine the adequacy of the reserves. Such liabilities are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring throughout each period. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates.

7. DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as the investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests.

     The information included in this Form 10-Q reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                             Three Months       Six Months
                                                Ended             Ended
                                               June 30           June 30
                                            -------------      -------------
                                            1999     1998      1999      1998
                                            ----     ----      ----      ----
Electric
--------
Sales (millions of kWh)--
  Residential                                943    1,005     2,357    2,328
  Commercial                                 852      886     1,650    1,706
  Industrial                               1,316    1,200     2,439    2,298
  Other                                      936    1,151     1,844    2,336
                                         -------  -------   -------   ------
     Total                                 4,047    4,242     8,290    8,668

Revenues (thousands of dollars)--
  Residential                             87,960   92,536   202,061  202,044
  Commercial                              59,479   61,502   114,728  118,180
  Industrial                              62,928   59,395   117,711  111,918
  Other                                   37,831   50,757    74,124   93,433
                                         -------  -------   -------  -------
     Total                               248,198  264,190   508,624  525,575

Other Electric Statistics--
 Average price per kWh-retail and
  wholesale customers (cents)               6.05     6.14      6.05     5.95
 Fuel cost per net kWh generated (cents)    1.28     1.30      1.27     1.27
 Electric customers at end of period     491,568  487,172   491,568  487,172
 Average kWh use per residential
  customer                                 2,150    2,309     5,373    5,354
 Peak demand-maximum one hour use
  (mw), (net)                              2,968    2,931     2,968    2,931

                         OPERATING STATISTICS
                              (continued)
                   The Dayton Power and Light Company




                                             Three Months       Six Months
                                                Ended             Ended
                                               June 30           June 30
                                            -------------     --------------
                                            1999     1998      1999     1998
                                            ----     ----      ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                              2,474    2,706    15,662   14,063
  Commercial                                 918    1,064     4,865    4,096
  Industrial                                 233      249     1,470    1,170
  Other                                      143      234       816    1,139
  Transportation gas delivered             3,806    4,352    10,319   10,265
                                          ------   ------   -------  -------
     Total                                 7,574    8,605    33,132   30,733

Revenues (thousands of dollars)--
  Residential                             17,281   17,525    85,896   77,478
  Commercial                               5,053    5,644    24,675   21,018
  Industrial                               1,218    1,237     7,045    5,728
  Other                                    5,466    4,606    13,915   16,265
                                          ------   ------   -------  -------
     Total                                29,018   29,012   131,531  120,489

Other Gas Statistics--
  Average price MCF-retail customers
   (dollars)                                6.44     6.01      5.33     5.36
  Gas customers at end of period         305,145  302,434   305,145  302,434

Degree Days (based on calendar month)--
  Heating                                    455      507     3,298    2,876
  Cooling                                    313      323       313      346

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------

     This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DPL Inc.'s control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

     DPL Inc.'s earnings for the second quarter of 1999 were $0.25 per share, up 9% from the $0.23 per share earned in the second quarter a year ago. Earnings were $0.72 per share year-to-date, an increase of 4% over the earnings of $0.69 per share for the same period in 1998.

     The continued strength of the West Central Ohio economy increased energy demands by business customers. The 4% increase in electric sales to those customers during the second quarter, combined with higher investment income and ongoing cost reduction efforts, resulted in the earnings increase.

     See Item 5, Other Information, for a discussion of government legislation and the restructuring of Ohio utilities.

Financial Condition
-------------------
     Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DP&L's ability to complete its capital projects and the reliability of future service will be affected by its financial condition and the availability of external funds at reasonable cost.

     On April 6, 1999, DPL Inc. completed a private placement issuance of $500 million of Senior Notes due 2004, with an interest rate of 6.32%. The proceeds were used for the redemption of DP&L's
$225 million 8.40% Series of First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

     At June 30, 1999, DPL Inc.'s cash and temporary cash investment balance was $34.1 million. DPL Inc. held financial assets valued as of June 30, 1999 at $830.2 million. Financial assets include direct and indirect managed debt and equity securities.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At June 30, 1999, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At June 30, 1999, DPL Inc. had no borrowings outstanding from this line. DP&L has $97 million available in short-term informal lines of credit. At June 30, 1999, DP&L had none of these informal lines outstanding and $43.8 million in commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five year period 1999-2003.

Results of Operations
---------------------
     Utility service revenues decreased by $16.0 million for the second quarter because of weather related reduced electric sales to other utilities and residential customers. For the six months ended June 30, 1999, utility service revenues decreased $6.0 million due to reduced electric sales to other utilities partially offset by increased gas sales.

     Fuel and purchased power decreased $5.7 million and $5.8 million, respectively, from the second quarter and year-to-date last year as a result of decreased retail sales and sales to other utilities.

     Operation and maintenance expense decreased from last year by $9.7 million for the second quarter and $7.5 million year-to-date. Lower electric and gas distribution costs, uncollectible reserves and benefit costs caused the decreases.

     Interest expense increased $5.2 million and $9.9 million, respectively, from second quarter and year-to-date last year, because of increased long-term debt balances.

     Investment income increased by $7.0 million and $17.7 million, respectively, from second quarter and year-to-date last year primarily due to realized gains.

     Income taxes decreased $2.3 million from the second quarter primarily due to book and tax timing differences. Income taxes increased $1.0 million from year-to-date 1998 because of higher taxable income.

Issues and Financial Risks
--------------------------
     Some computer applications may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems.

     DP&L has implemented a plan to identify and correct Y2K issues in its computer applications and operations. This plan includes (1) evaluation of applications and systems, (2) assessment of Y2K errors,
(3) correction of errors and (4) testing of applications and systems. The evaluation and assessment phases are complete. The correction and testing phases are substantially complete, with final modifications and testing for a few components to be completed in the third quarter of 1999. The estimated cost of this corrective action is $20 million, and includes modification and replacement of hardware and software.

     The electric industry relies on computer applications to monitor and control interdependent power systems. These systems are also susceptible to Y2K problems. The utility industry has organized work groups to identify and solve potential problems. DP&L is evaluating the possibility of Y2K disruptions in the industry and is adopting proper contingency plans.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

     The carrying value of DPL Inc.'s debt, which consists of first mortgage bonds, guaranteed air quality development obligations, notes, commercial paper and lines of credit, was $1,265.2 at December 31, 1998. The fair value of this debt, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities, was $1,366.6 million. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt at December 31, 1998.

                                      Extended Maturity Date
                 -------------------------------------------------------------
($ in Millions)  1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
                 -------------------------------------------------------------
Long-Term Debt
--------------
 Fixed Rate      $4.4  $5.4  $6.4  $7.4  $8.4   $1,038.3   $1,070.3   $1,171.7
 Average Rate    7.7%  7.7%  7.7%  7.8%  7.8%       7.6%       7.6%


     The primary market risk to which DPL Inc. is exposed is related to short-term interest rate risk. The carrying value and fair value of short-term debt was $194.9 million with a weighted average interest rate of 5.6% at December 31, 1998. The interest expense risk related to this debt was estimated to be approximately an increase/decrease of $0.7 million if the weighted average cost increased/decreased 10%.

     DPL Inc. closed on a private placement issuance of $500 million of Senior Notes Due 2004, with an interest rate of 6.32% in early April. The proceeds were used to redeem DP&L's $225 million 8.4% Series First Mortgage Bonds and for general corporate purposes including redemption of short-term debt. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt after the retirement of the $225 million 8.4% Series First Mortgage Bonds and issuance of $500 million of Senior Notes Due 2004.

                 Extended Maturity Date (Including $500 Senior Notes Due 2004)
                --------------------------------------------------------------
($ in Millions)  1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
                --------------------------------------------------------------
Long-Term Debt
--------------
 Fixed Rate    $229.4  $5.4  $6.4  $7.4  $8.4   $1,313.3   $1,345.3   $1,446.7
 Average Rate    8.4%  7.7%  7.7%  7.8%  7.8%       6.9%       7.0%

     The fair value of available for sale securities was $819.4 million and $685.5 million at June 30, 1999 and December 31, 1998, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $81.9 million and $68.6 million at June 30, 1999 and December 31, 1998, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of June 30, 1999, there have been no other material changes in the above information since the end of the preceding fiscal year.

                      Part II.  Other Information

Item 5. Other Information.
        -----------------

Rate Regulation and Government Legislation
------------------------------------------

     On July 6, 1999 Ohio Governor Taft signed an Ohio electric industry restructuring bill which will become effective on October 5, 1999. Under the bill, beginning January 1, 2001 electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in the State of Ohio will be deemed competitive and will not be subject to supervision and regulation by the Public Utilities Commission of Ohio ("PUCO"). Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order are void as of the effective date of the legislation.

     Within ninety days of the effective date of the legislation, DP&L is required to file with the PUCO a transition plan. The PUCO is required to issue a final order not later than 275 days after the plan is filed, or in no event later than October 31, 2000. As part of the transition plan, companies may file for the opportunity to receive transition revenues to be recovered through a transition charge during the market development period which ends December 31, 2005. The amount of transition revenues allowed will be determined by the PUCO based on criteria set forth in the statute. Regulatory assets that are part of the total allowable amount of transition costs will be separately identified as part of the transition charge, and the PUCO may set the revenue requirement for their recovery to end no later than December 31, 2010. A shopping incentive will be factored into the setting of the transition charge to induce 20% load switching by customer class by December 31, 2003, or halfway through the utility's market development period.

     The legislation contains a mandatory 5% rate cut for residential customers limited to the generation portion of their overall electric bill. No company is permitted to own or control transmission facilities in Ohio on or after the start date of competition unless that entity is a member of and turns over control of its transmission facilities to one or more qualifying transmission entities as outlined in the statute.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a)  The following exhibits are filed herewith:

Exhibit No.    Description
-----------    -----------

    4          Copy of the Note Purchase Agreement
               dated April 6, 1999 for $500 million
               of 6.32% Senior Notes due 2004.

    27         Financial Data Schedule


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended June 30, 1999.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                   -----------------------------
                                           (Registrant)




Date:   August 13, 1999            /s/James P. Torgerson
      --------------------         ---------------------------------
                                   James P. Torgerson
                                   Vice President, CFO and Treasurer




Date:   August 13, 1999            /s/Stephen F. Koziar, Jr.
      --------------------         ----------------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and Secretary