Form 10-Q
period 1999-09-30
DPL INC
filed 1999-11-15
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

                           YES  X     NO
                               ---       ---
Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights           158,630,704 Shares
-----------------------------------   -----------------------------------
     (Title of each class)            (Outstanding at September 30, 1999)

                                DPL INC.

                                 INDEX


                                                            Page No.
                                                            --------
Part I.  Financial Information

     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations       1

          Consolidated Statement of Cash Flows                  2

          Consolidated Balance Sheet                            3

          Consolidated Statement of Shareholders' Equity        5

          Notes to Consolidated Financial Statements            6

          Operating Statistics                                  8

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations   10

     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                     12


Part II.  Other Information                                    14

          Signatures                                           16

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.


                                           Three Months         Nine Months
                                              Ended                Ended
                                           September 30        September 30
                                           -------------       --------------
                                           1999     1998       1999      1998
                                           ----     ----       ----      ----
                                           --millions--        --millions--

Revenues
--------
Utility service revenues                 $319.2   $318.6   $  958.2  $  963.5
Other revenues                             12.1     11.5       47.0      52.0
                                         ------   ------   --------  --------
     Total Revenues                       331.3    330.1    1,005.2   1,015.5

Expenses
--------
Fuel and purchased power                   77.7     71.1      199.8     198.9
Gas purchased for resale                   13.9     18.2      122.5     127.5
Operation and maintenance                  52.4     69.3      140.7     165.1
Depreciation and amortization              33.1     31.6       98.8      95.0
Amortization of regulatory assets, net      7.4      6.4       19.7      17.2
General taxes                              34.8     33.9      103.3     102.2
Interest expense                           27.0     24.3       82.1      69.6
                                         ------   ------   --------  --------
     Total Expenses                       246.3    254.8      766.9     775.5
                                         ------   ------   --------  --------
Income
------
Operating Income                           85.0     75.3      238.3     240.0

Investment income                           5.4      7.6       35.8      20.2

Other income and deductions                 0.4     (2.5)      (6.5)     (8.4)
                                         -------  ------   --------  --------
Income Before Income Taxes                 90.8     80.4      267.6     251.8

Income taxes                               37.2     32.9      104.0      98.8
                                         ------   ------   --------  --------
Net Income                               $ 53.6   $ 47.5   $  163.6  $  153.0
                                         ======   ======   ========  ========
Average Number of Common Shares
 Outstanding (millions)                   151.1    153.0      151.7     152.7

Earnings Per Share of Common Stock -
 Basic and Diluted                       $ 0.36   $ 0.31   $   1.08   $  1.00

Dividends Paid Per Share of Common Stock $0.235   $0.235   $  0.705   $ 0.705


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                   Nine Months Ended
                                                     September 30
                                                   -----------------
                                                     1999      1998
                                                     ----      ----
                                                     --millions--
Operating Activities
--------------------
Cash received from utility customers               $984.3    $964.5
Other operating cash receipts                        75.8      61.7
Cash paid for:
  Fuel and purchased power                         (208.2)   (204.1)
  Purchased gas                                    (146.2)   (152.2)
  Operation and maintenance labor                   (59.6)    (61.9)
  Nonlabor operating expenditures                   (96.4)   (122.2)
  Interest                                          (74.9)    (72.6)
  Income taxes                                      (62.1)    (80.6)
  Property, excise and payroll taxes               (115.5)   (112.8)
                                                   ------    ------
Net cash provided by operating activities           297.2     219.8

Investing Activities
--------------------
Capital expenditures                                (89.4)    (72.5)
Purchases of available-for-sale financial assets   (315.2)   (295.4)
Sales of available-for-sale financial assets        112.4      75.4
                                                   ------    ------
Net cash used for investing activities             (292.2)   (292.5)

Financing Activities
--------------------
Dividends paid on common stock                     (107.1)   (107.6)
Retirement of long-term debt                       (241.6)     (3.4)
Issuance of long-term debt                          497.4      98.5
Issuance (retirement) of short-term debt            (95.1)     50.6
Purchase of treasury stock                          (45.3)       -
Issuance of common stock                               -       14.9
                                                   ------    ------
Net cash provided by financing activities             8.3      53.0

Cash and temporary cash investments--
-----------------------------------
Net change                                           13.3     (19.7)
Balance at beginning of period                       13.7      26.1
                                                   ------    ------
Balance at end of period                           $ 27.0    $  6.4
                                                   ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                     At              At
                                                 September 30,   December 31,
                                                     1999           1998
                                                 ------------    -----------
                                                         --millions--
ASSETS
------
Property
--------
Electric property                                 $3,443.7        $3,398.6
Gas property                                         302.3           296.9
Other property                                        71.1            47.8
                                                  --------        --------
  Total property                                   3,817.1         3,743.3

Less--
  Accumulated depreciation and amortization       (1,597.0)       (1,504.6)
                                                  --------        --------
     Net property                                  2,220.1         2,238.7
                                                  --------        --------
Current Assets
--------------
Cash and temporary cash investments                   27.0            13.7
Accounts receivable, less provision for
 uncollectible accounts of $2.8 and $4.7,
 respectively                                        192.6           227.7
Inventories, at average cost                         100.6           112.4
Deferred property and excise taxes                    50.8            93.4
Other                                                 45.6            46.2
                                                  --------        --------
  Total current assets                               416.6           493.4
                                                  --------        --------
Other Assets
------------
Financial assets                                     931.1           698.5
Income taxes recoverable through future revenues     178.4           195.5
Other regulatory assets                               60.3            82.2
Other                                                165.3           147.6
                                                  --------        --------
  Total other assets                               1,335.1         1,123.8
                                                  --------        --------
Total Assets                                      $3,971.8        $3,855.9
                                                  ========        ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL INC.

                                                     At              At
                                                 September 30,   December 31,
                                                     1999           1998
                                                 ------------    -----------
                                                         --millions--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholders' equity--
  Common stock                                    $    1.6        $    1.6
  Other paid-in capital                              753.7           799.0
  Common stock held by employee plans                (91.9)          (94.4)
  Accumulated other comprehensive income              60.7            47.2
  Earnings reinvested in the business                651.3           630.3
                                                  --------        --------
     Total common shareholders' equity             1,375.4         1,383.7

Preferred stock                                       22.9            22.9
Long-term debt                                     1,336.5         1,065.9
                                                  --------        --------
     Total capitalization                          2,734.8         2,472.5
                                                  --------        --------
Current Liabilities
-------------------
Short-term debt                                       99.9           194.9
Dividends payable                                     36.1              -
Accounts payable                                      71.1           109.0
Accrued taxes                                        109.6           165.2
Accrued interest                                      29.6            24.8
Other                                                 60.1            54.9
                                                  --------        --------
     Total current liabilities                       406.4           548.8
                                                  --------        --------
Deferred Credits and Other
--------------------------
Deferred taxes                                       457.0           460.6
Unamortized investment tax credit                     67.1            69.4
Insurance and claims costs                           159.1           150.7
Other                                                147.4           153.9
                                                  --------        --------
     Total deferred credits and other                830.6           834.6
                                                  --------        --------
Total Capitalization and Liabilities              $3,971.8        $3,855.9
                                                  ========        ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                               DPL INC.

             Nine Months Ended September 30, 1999 and 1998

                                                         Common
                              Common Stock               Stock    Accum.  Earnings
                           -------------------  Other    Held by  Other   Reinvested
                           Outstanding          Paid-In  Employee Comp.   in the
$ in millions                Shares     Amount  Capital  Plans    Income  Business    Total
-------------------------------------------------------------------------------------------
1999:
Beginning balance           161,264,604   $1.6  $799.0   $(94.4)  $47.2    $630.3  $1,383.7

Net income                                                                  163.6
 Unrealized gains, net
  of reclassification
  adjustments, after tax                                           13.5
Total comprehensive income                                                            177.1

Common stock dividends                                                     (142.6)   (142.6)
Treasury stock               (2,633,900)    -    (46.2)                               (46.2)
Employee stock plans                               0.9      2.5                         3.4
                            ---------------------------------------------------------------
Ending balance              158,630,704   $1.6  $753.7   $(91.9)  $60.7    $651.3  $1,375.4
                            ===============================================================

1998:
Beginning balance           160,202,949   $1.6  $777.3   $(98.0)  $19.9    $585.2  $1,286.0
Net income                                                                  153.0
 Unrealized gains, net
  of reclassification
  adjustments, after tax                                           15.6
Total comprehensive income                                                            168.6

Common stock dividends                                                     (143.6)   (143.6)
Dividend reinvestment plan      832,214     -     15.0                                 15.0
Employee stock plans                               1.1      2.3                         3.4
Other                            (8,775)    -     (0.1)                      (0.3)     (0.4)
                            ---------------------------------------------------------------
Ending balance              161,026,388   $1.6  $793.3   $(95.7)  $35.5    $594.3  $1,329.0
                            ===============================================================

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

3. DPL Inc. accounts for its investments in debt and equity securities by classifying the securities into different categories (held-to-maturity and available-for-sale); available-for-sale securities are carried at fair market value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders' equity for those investments. Investments classified as held-to-maturity are carried at amortized cost. The value of equity security investments and fixed maturity investments is based upon market quotations or investment cost to approximate market. The cost basis for equity security and fixed maturity investments is cost and amortized cost, respectively.

                           At September 30,               At December 31,
                                 1999                          1998
                    -----------------------------  ---------------------------
                          Gross Unrealized               Gross Unrealized
                    -----------------------------  ---------------------------
                    Fair                           Fair
$ in millions       Value  Gains  Losses   Cost    Value  Gains  Losses  Cost
------------------------------------------------------------------------------
                      $      $      $       $        $      $      $      $
Assets (a)
----------
Available-for-sale
 equity securities  919.0  101.9  (8.5)   825.6    685.5   78.3   (5.8)  613.0

Held-to-maturity
 securities:
  Debt securities    45.2     -   (1.2)    46.4     51.1    1.2     -     49.9
  Temporary cash
   investments       13.0     -     -      13.0     12.0     -      -     12.0
                    -----  -----  ----  -------   -------   ---   ---- -------
       Total         58.2     -   (1.2)    59.4     63.1    1.2     -     61.9

Liabilities (b)
---------------
Debt              1,444.1               1,441.8  1,366.6               1,265.2

Capitalization
--------------
Unallocated stock
 in ESOP             91.9                  66.5    117.1                  69.0


(a) Maturities range from 1999 to 2011.
(b) Includes current maturities.

                Notes to Consolidated Financial Statements
                               Continued


4. For the three months ended September 30, 1999 and 1998, gross realized gains were $2.0 million and $2.7 million, respectively. There were no gross realized losses in either three-month period. Gross realized gains and losses were $22.0 million and $0.8 million, respectively, for the nine months ended September 30, 1999; for the nine months ended September 30, 1998, gross realized gains were $11.0 million and there were no losses.

5. A wholly-owned captive subsidiary of DPL Inc. provides certain property and liability insurance coverage to DPL Inc. and its other subsidiaries and business interruption and specific risk coverage for DPL Inc.'s principal subsidiary, The Dayton Power and Light Company ("DP&L"). Insurance and claims costs on the balance sheet represent insurance reserves of the captive subsidiary. These reserves are provided based on a consultant's actuarial methods and loss experience data. Management has relied on the actuarial methods employed by the consultant to determine the adequacy of the reserves. Such liabilities are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring throughout each period. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are then reflected in the period in which the estimate is reevaluated.

6. DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as the investments in fuel inventory, plant materials and operating supplies and capital additions, are allocated to the owners in accordance with their respective ownership interests.

     In the opinion of management, the information included in this Form 10-Q reflects all adjustments which are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                               Three Months       Nine Months
                                                  Ended             Ended
                                               September 30      September 30
                                               -------------     -------------
                                               1999     1998     1999     1998
                                               ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                                 1,309    1,361    3,666    3,689
  Commercial                                    927      982    2,577    2,688
  Industrial                                  1,273    1,202    3,712    3,500
  Other                                       1,083    1,130    2,927    3,466
                                            -------  -------  -------  -------
     Total                                    4,592    4,675   12,882   13,343

Revenues (thousands of dollars)--
  Residential                               116,756  121,273  318,817  323,317
  Commercial                                 61,460   64,264  176,188  182,444
  Industrial                                 68,208   60,253  185,919  172,171
  Other                                      57,684   50,490  131,808  143,922
                                            -------  -------  -------  -------
     Total                                  304,108  296,280  812,732  821,854

Other Electric Statistics--
  Average price per kWh--retail and
   wholesale customers (cents)                 6.54     6.23     6.22     6.05
  Fuel cost per net kWh generated (cents)      1.29     1.25     1.27     1.27
  Electric customers at end of period       491,941  488,110  491,941  488,110
  Average kWh use per residential customer 2,982 3,127 8,356 8,481 Peak demand-maximum one hour
   use (MW), (net)                            3,130    3,007    3,130    3,007

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company




                                               Three Months      Nine Months
                                                  Ended            Ended
                                               September 30     September 30
                                               -------------    -------------
                                               1999     1998     1999    1998
                                               ----     ----     ----    ----
Gas
---
Sales (millions of MCF)--
  Residential                                 1,029    2,056   16,691   16,119
  Commercial                                    525      798    5,390    4,894
  Industrial                                    235      159    1,705    1,329
  Other                                          36        2      852    1,140
  Transportation gas delivered                3,549    3,195   13,868   13,461
                                            -------  -------  -------  -------
     Total                                    5,374    6,210   38,506   36,943

Revenues (thousands of dollars)--
  Residential                                 8,163   15,132   94,059   92,610
  Commercial                                  2,932    4,498   27,607   25,516
  Industrial                                  1,142      797    8,187    6,525
  Other                                       3,448    2,498   17,363   18,763
                                            -------  -------  -------  -------
     Total                                   15,685   22,925  147,216  143,414

Other Gas Statistics--
  Average price per MCF--retail
   customers (dollars)                         6.81     6.80     5.44     5.55
  Gas customers at end of period            304,818  302,628  304,818  302,628

Degree Days (based on calendar month)--
  Heating                                        83       29    3,381   2,905
  Cooling                                       738      724    1,051   1,070

Item 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations.
          --------------------------

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

     DPL Inc.'s earnings for the third quarter of 1999 were $0.36 per share, up five cents over 1998 third quarter earnings of $0.31 per share representing a 16% increase. Earnings were $1.08 per share to date, up 8% from $1.00 per share in 1998.

     The quarterly earnings increase is primarily attributable to the completion of DP&L's Phase One expansion of its combustion turbine program and a decrease in operation and maintenance expense.
The expansion provided additional peaking capacity to meet the demands of DP&L's customers and other utility companies resulting from the high heat and humidity experienced in July.

     See Item 5, Other Information, for a discussion of government legislation and the restructuring of Ohio utilities.

Financial Condition
-------------------

     As of September 30, 1999, DPL Inc. continued its previously authorized stock buyback program under which 2.6 million shares, or $46.2 million, have been acquired during 1999 and authorization remains for an additional 3.7 million shares.

     On August 30, 1999, DPL Inc. announced Phase Two of its combustion turbine expansion program. At an investment of $80 million, DPL Inc. has contracted to purchase four natural gas-fired combustion peaking units. These units will provide an additional 225 MW of capacity to be available and online by the summer of 2000. This follows DP&L's completion, in December 1998, of its first phase of peaking capacity expansions in which three combustion turbine units were added totaling 250 MW additional peaking capacity at an investment of $75 million.

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

     At September 30, 1999, DPL Inc.'s cash and temporary cash investment balance was $27.0 million. DPL Inc. held financial assets valued as of September 30, 1999 at $931.1 million. Financial assets include direct and indirect managed debt and equity securities.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At September 30, 1999, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At September 30, 1999, DPL Inc. had no borrowings outstanding from this line and $81.9 million in commercial paper outstanding. DP&L has $75 million available in short-term informal lines of credit. At September 30, 1999, there were no borrowings outstanding under these informal lines and $18 million in commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 1999-2003.

Results of Operations
---------------------

     Utility service revenues increased by $0.6 million for the third quarter. For the nine months ended September 30, 1999, utility service revenues decreased $5.3 million due to reduced electric sales to other utilities partially offset by increased gas sales.

     Fuel and purchased power increased $6.6 million and $0.9 million, respectively, from the third quarter and year-to-date last year. For the quarter, the increase was due to higher purchased power costs associated with sales to other utilities.

     Operation and maintenance expense decreased from last year by $16.9 million for the third quarter and $24.4 million year-to-date. Lower electric and gas distribution costs, software development costs, uncollectible reserves, insurance and claims costs and benefit costs caused the decreases.

     Interest expense increased $2.7 million and $12.5 million, respectively, from third quarter and year-to-date last year, because of increased long-term debt balances.

     Investment income increased by $15.6 million from year-to-date last year primarily due to realized gains.

     Income taxes increased $4.3 million and $5.2 million, respectively, from third quarter and year-to-date 1998 because of higher taxable income.

Issues and Financial Risks
--------------------------

     The utility industry relies on computer applications to monitor and control interdependent power and utility systems. Some computer applications may not properly recognize dates beginning with the year 2000. This "Y2K" issue, if not corrected, could cause disruptions in information technology systems and operating control systems. The utility industry has organized work groups to identify and solve potential problems. DP&L has evaluated the possibility of Y2K disruptions in the industry and has adopted proper contingency plans.

     DP&L has implemented a plan to identify and correct Y2K issues in its computer applications and operations. This plan includes (1) evaluation of applications and systems, (2) assessment of Y2K errors,
(3) correction of errors and (4) testing of applications and systems. The evaluation and assessment phases are complete. The correction and testing phases are substantially complete, with final modifications and testing for a few components to be completed in the fourth quarter of 1999. The estimated cost of this corrective action is $20 million and includes modification and replacement of hardware and software.

     Responding to new Ohio legislation regarding energy companies, DP&L is separating into various business units. As part of this separation process, each business unit is being evaluated on a stand-alone basis. Those units which do not complement DP&L's going-forward strategy may be divested. As a result of this evaluation process, DP&L is exploring the sale of its natural gas retail business unit. At September 30, 1999, year-to-date gas revenues were $147.2 million and $61.7 million net of gas purchased for resale. DP&L's natural gas retail distribution has 305,000 residential, commercial and government customers and 5,000 miles of pipeline in 16 counties in West Central Ohio.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         -----------------------------------------------------------

     The carrying value of DPL Inc.'s debt was $1,265.2 million at December 31, 1998, which consisted of first mortgage bonds, guaranteed air quality development obligations, notes, commercial paper and lines of credit. The fair value of this debt was $1,366.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt at December 31, 1998.

                                     Extended Maturity Date
                 -------------------------------------------------------------
$ in millions    1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
------------------------------------------------------------------------------
Long-term Debt
--------------
 Fixed rate      $4.4  $5.4  $6.4  $7.4  $8.4   $1,038.3  $1,070.3    $1,171.7
 Average rate    7.7%  7.7%  7.7%  7.8%  7.8%       7.6%      7.6%

     The primary market risk to DPL Inc. is related to a short-term interest rate risk. The carrying value and fair value of short-term debt was $194.9 million with a weighted average interest rate of 5.6% at December 31, 1998. The interest expense risk related to this debt was estimated to be approximately an increase/decrease of $0.7 million if the weighted average cost increased/decreased 10%.

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

                 Extended Maturity Date (Including $500 Senior Notes Due 2004)
                 -------------------------------------------------------------
$ in millions    1999  2000  2001  2002  2003  Thereafter   Total   Fair Value
------------------------------------------------------------------------------
Long-term Debt
--------------
 Fixed rate    $229.4  $5.4  $6.4  $7.4  $8.4   $1,313.3   $1,345.3   $1,446.7
 Average rate    8.4%  7.7%  7.7%  7.8%  7.8%       6.9%       7.0%

     The fair value of available-for-sale securities was $919.0 million and $685.5 million at September 30, 1999 and December 31, 1998, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $91.9 million and $68.6 million at September 30, 1999 and December 31, 1998, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of September 30, 1999, there have been no other material changes in the above information since the end of the preceding fiscal year.

                      Part II.  Other Information

Item 5. Other Information.
        ------------------

Rate Regulation and Government Legislation
------------------------------------------

     On July 6, 1999, Ohio Governor Taft signed an Ohio electric industry restructuring bill which became effective on October 5, 1999. Under the bill, beginning January 1, 2001, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in the State of Ohio will be deemed competitive and will not be subject to supervision and regulation by the Public Utilities Commission of Ohio ("PUCO"). Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order are void as of the effective date of the legislation.

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

     The legislation contains a mandatory 5% rate cut for residential customers limited to the generation portion of their overall electric bill. The DP&L impact is approximately $11 million. No company is permitted to own or control transmission facilities in Ohio on or after the start date of competition unless that entity is a member of and turns over control of its transmission facilities to one or more qualifying transmission entities as outlined in the statute.

     The PUCO is required to issue a final order not later than 275 days after the plan is filed, or in no event later than October 31, 2000. DP&L is unable to predict the outcome of the regulatory process which could have an impact on DPL Inc.'s future results of operations. Until the outcome is known, DP&L will continue to account for its generation business according to Statement of Financial Accounting Standard No. 71, Accounting for the Effects of Certain Types of Regulation.

Environmental Considerations
----------------------------

     In early November, the United States Environmental Protection Agency ("EPA") filed civil complaints and Notices of Violations ("NOVs") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act. Generation units operated by partners Cincinnati Gas & Electric (Beckjord 6) and Columbus Southern Power (Conesville 4) and co-owned by DP&L were referenced in these actions. DP&L was not identified in the NOVs or civil complaints. The partners will vigorously challenge the NOVs and complaints in court. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L.


Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

     (a)  The following exhibit is filed herewith:

 Exhibit No.   Description
 -----------   -----------

     27        Financial Data Schedule


     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended September 30, 1999.

                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                DPL INC.
                                   ----------------------------------
                                              (Registrant)




Date:      November 15, 1999       /s/ Jeanne S. Holihan
           -----------------       ----------------------------------
                                   Jeanne S. Holihan
                                   Vice President and Treasurer




Date:      November 15, 1999       /s/ Stephen F. Koziar, Jr.
           -----------------       ----------------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and Secretary