Form 10-K405
period 1999-12-31
DPL INC
filed 2000-02-16
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 1999

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                    OUTSTANDING AT               NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                     FEBRUARY 15, 2000                  WHICH REGISTERED
          -------------------                     -----------------                  ----------------
     Common Stock, $0.01 par value
  and Preferred Share Purchase Rights                157,801,404                 New York Stock Exchange

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
                               ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES  X      NO
                                                   ---        ---

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 15, 2000 was $3,333,554,660 based on a closing price of $21 1/8 on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders of the registrant, are incorporated by reference into
Part III.

PART I

Item 1 - BUSINESS*
-------------------------------------------------------------------------------

                                    DPL INC.

         DPL Inc. ("DPL") was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.

         DPL's principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. DP&L sells electricity and natural gas to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L's 24 county service area is generated at eight power plants and is distributed to 495,000 retail customers. Natural gas is provided to 308,000 customers in 16 counties. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. In 1999, electric revenues decreased 1% due to lower sales to other public utilities and residential customers. Utility gas revenues and gas purchased for resale each increased 2% in 1999 due to the higher sales to business customers. During 1999, cooling degree days were 13% above the twenty year average and 3% below 1998. Heating degree days in 1999 were 8% below the thirty year average and 12% above 1998. Sales patterns will change in future years as weather and the economy fluctuate.

         Subsidiaries of DPL include Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Leasing, which leases communications equipment and other miscellaneous equipment, owns real estate and has, for financial investment purposes, acquired limited partnership interests in wholesale electric generation; Miami Valley Lighting, Inc., a street lighting business; Miami Valley CTC, Inc., which provides transportation services; Miami Valley Insurance Company, an insurance company for DPL and its subsidiaries; Miami Valley Development Company, which has acquired real estate for DP&L; DPL Energy, Inc., which has been granted authority to engage in the business of brokering wholesale electric energy; MacGregor Park, Inc., an owner and developer of real estate; and Plaza Building, Inc., which owns and leases an office building. MVE, Inc. is a subsidiary of Plaza Building, Inc. that provides financial support services to DPL and its subsidiaries.

         DPL and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

         DPL and its subsidiaries employed 2,102 persons as of December 31, 1999, of which 1,778 are full-time employees and 324 are part-time employees.

* Unless otherwise indicated, the information given in "Item 1 - Business" is current as of February 15, 2000. No representation is made that there have not been subsequent changes to such information.

                                   COMPETITION

         DPL competes through its principal subsidiary, DP&L, with privately and municipally owned electric utilities and rural electric cooperatives, natural gas suppliers and other alternate fuel suppliers. DP&L competes on the basis of price and service.

         Like other utilities, DP&L from time to time may have electric generating capacity available for sale to other utilities. DP&L competes with other utilities to sell electricity provided by such capacity. The ability of DP&L to sell this electricity will depend on how DP&L's price, terms and conditions compare to those of other utilities. In addition, from time to time, DP&L makes power purchases from other suppliers.

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

         DP&L provides transmission and wholesale electric service to twelve municipal customers which distribute electricity within their corporate limits. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.3% of total electricity sales in 1999.

         The municipal agreements provide, among other things, for the sale of firm power by DP&L to the municipals on specified terms. However, the parties disagreed in their interpretation of this portion of the agreement and DP&L filed suit against the eleven municipals on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, DP&L filed a second suit against the municipals claiming their failure to pay for certain services rendered under the contract. The municipals filed a complaint at the Federal Energy Regulatory Commission ("FERC") claiming violation of a mediation clause. This dispute is expected to be resolved through the FERC process, and is not expected to result in a material impact on DP&L's financial position.

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

         In October 1999, legislation ("the Legislation") became effective in Ohio giving electric utility customers a choice of energy providers starting January 1, 2001. Under the Legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order became void as of the effective date of the Legislation.

         As required by the Legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. As part of the transition plan, DP&L also filed for the opportunity to receive transition revenues. These transition revenues, once determined by the PUCO, will be recovered through a transition charge during the market development period which ends no later than December 31, 2005. Regulatory assets that are part of the total allowable amount of transition costs will be separately identified as part of the transition charge, and the PUCO may set the revenue requirements for their recovery to end no later than December 31, 2010. A shopping incentive may be factored into the setting of the transition charge to induce 20% load switching by customer class by December 31, 2003, or halfway through the utility's market development period.

         On April 24, 1996, FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1997 and 1998, DP&L reached an agreement in principle with staff and intervenors in these tariff cases. DP&L's revenues from customers will not be materially impacted by the final resolution of these cases.

         FERC issued an Order accepting the Stipulation between the parties in DP&L's Open Access Transmission Tariff cases on July 30, 1999 and September 17, 1999. DP&L was not materially impacted by the Order. FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate or control interstate transmission file a proposal to join a RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation.

         On September 30, 1996, FERC conditionally accepted DP&L's market-based sales tariff which will allow DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, FERC approved the application and authorization of DPL Energy Inc. to sell and broker wholesale electric power and also charge market-based prices for such power.

         On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO Staff which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000.

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

         MVR, established in 1986 as a subsidiary of DPL, acts as a broker in arranging and managing natural gas supplies for business and industry. Deliveries of natural gas to MVR customers can be made through DP&L's transportation system, or another transportation system, on the same basis as deliveries to customers of other gas brokerage firms. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics.

         In November 1999, DPL sold its financial interest in Market Hub Partners, which owned gas storage facilities, to a subsidiary of NiSource in an all cash transaction for $29 million.

                 CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

CONSTRUCTION PROGRAM

         Construction additions were $167 million in 1999 and $111 million in both 1998 and 1997. The capital program for 2000 consists of construction costs of approximately $333 million.

         Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DPL's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost and adequate and timely rate recovery.

         In the third quarter of 1999 and the first quarter of 2000, DPL announced the second and third phases of its peaking generation expansion. For Phase Two, DPL has contracted with Pratt & Whitney/Turbo Power Marine to purchase four natural gas fired combustion turbine peaking units. These units are rated at 56 MW each for a total of 225 MW and represent an investment of $80 million. These units are expected to be online for the summer of 2000.

         In Phase Three, DPL will purchase two General Electric ("GE") combustion turbine peaking units, representing an investment of $50 million. Both natural gas fired units are rated at 80 MW each and are expected to be online for the summer of 2001.

         DP&L recently completed its Phase One expansion with the addition of three GE combustion turbines representing 250 MW. These three phases of completed and announced additions, representing an investment of $205 million, will increase generation capacity by 635 MW or more than 20% to 3,655 MW.

         See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings which may change the level of future construction additions. The potential impact of these events on DPL's operations cannot be estimated at this time.

FINANCING PROGRAM

         DPL and its subsidiaries will require a total of $538 million during the next five years for sinking fund and debt maturities in addition to any funds needed for the construction program.

         At year-end 1999, DPL had a cash and temporary investment balance of $112 million, and debt and equity financial assets were $1,094 million. Cash and financial assets are held with a view towards investing in future opportunities in the industry. Proceeds from temporary cash investments, together with internally generated cash and future outside financings, will provide for the funding of the construction program, sinking funds and general corporate requirements.

         On February 2, 2000, DPL announced that it had signed a definitive agreement with affiliates of Kohlberg Kravis Roberts & Co. ("KKR"), an investment company, under which KKR will make a strategic investment of $550 million in DPL. DPL intends to use the proceeds from this investment, combined with up to $425 million of new debt capital, to continue its planned generation strategy, retire short-term debt and purchase up to 31.6 million common shares. These transactions will result in an increase in the financial leverage of DPL in its capital structure.

         Under the terms of the agreement with KKR, which has been unanimously approved by DPL's Board of directors, the investment includes a combination of voting preferred and trust preferred securities and warrants to purchase DPL common stock. The 31.6 million warrants, with an exercise price of $21, represent approximately 19.9% of DPL shares currently outstanding. The voting preferred securities will carry voting rights for up to 4.9% of DPL's total voting rights. The trust preferred securities will have a term of 30 years (subject to acceleration to six months after the exercise of warrants) and carry a dividend rate of 8.5% payable in cash.

         On February 4, 2000, DPL initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23. This tender expires on March 3, 2000. DPL currently intends to purchase up to an additional 6.6 million shares after this offer is completed. The method, timing and financing of such purchases have not yet been decided.

         In April 1999, DPL completed a private placement issuance of $500 million of Senior Notes Due 2004, with an interest rate of 6.32%. The proceeds were used to redeem the 8.40% Series First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

         In May 1998, DPL issued $100 million of a series of Senior Notes due 2008 with an interest rate of 6.25%. In December 1997, DP&L redeemed a series of first mortgage bonds in the principal amount of $40 million with an interest rate of 8.0%. The bonds had been scheduled to mature in 2003. Another series of first mortgage bonds in the principal amount of $40 million matured in 1997.

         DPL and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks. One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. At year-end 1999, DPL had no outstanding borrowings under these credit agreements. DPL has $15 million available in a short-term informal line of credit. At year-end 1999, DPL had no outstanding borrowings from this line. DP&L also has $75 million available in short-term lines of credit. DP&L had no outstanding borrowings from these lines of credit at year-end 1999 and $81 million outstanding at year-end 1998.

         In 1999, DPL began issuing its own commercial paper and had $171 million outstanding at year-end. DP&L had $123 million and $99 million in commercial paper outstanding at year-end 1999 and 1998, respectively.

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

         The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 3,269,000 KW.

                              GENERATING FACILITIES

                                                                                                    MW Rating
                                                 Operating                                  -------------------------
         Station                   Ownership*     Company               Location            DP&L Portion      Total
-------------------------      ---------------  ----------        --------------------     --------------   ----------


COAL UNITS

Hutchings                              W          DP&L             Miamisburg, OH                 371             371
Killen                                 C          DP&L             Wrightsville, OH               402             600
Stuart                                 C          DP&L             Aberdeen, OH                   820           2,340
Conesville-Unit 4                      C          CSP              Conesville, OH                 129             780
Beckjord-Unit 6                        C          CG&E             New Richmond, OH               210             420
Miami Fort-Units 7 & 8                 C          CG&E             North Bend, OH                 360           1,000
East Bend-Unit 2                       C          CG&E             Rabbit Hash, KY                186             600
Zimmer                                 C          CG&E             Moscow, OH                     365           1,300

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

         DP&L derived over 99% of its electric output from coal-fired units in 1999. The remainder was derived from units burning oil or natural gas which were used to meet peak demands.

         DP&L estimates that approximately 65-85% of its coal requirements for the period 2000-2004 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP through the procurement plans for the commonly owned units operated by them that sufficient coal supplies will be available during the same planning horizon.

         The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

         The average fuel cost per kWh generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.30(cents) in 1999 and 1998 and 1.31(cents) in 1997. Beginning in February 2000, DP&L's Electric Fuel Component ("EFC") will be fixed at 1.30(cents) for the remainder of 2000. As competition begins on January 1, 2001 the EFC will become part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                          GAS OPERATIONS AND GAS SUPPLY

         DP&L reached an agreement to sell its natural gas retail distribution business unit for $425 million. This all-cash sale of assets (book value approximating $250 million at December 31, 1999) is subject to regulatory approvals and is expected to close by the end of the second quarter, 2000. The after-tax proceeds from the sale will be used in the expansion of the electric combustion turbine business, to finance in part other business unit capital needs, to continue the stock buyback program and to reduce outstanding short-term debt.

         DP&L has long-term firm pipeline transportation agreements with ANR Gas Pipeline Company ("ANR"), Texas Gas Transmission Corporation ("Texas Gas"), Panhandle Eastern Pipe Line Company ("Panhandle"), Columbia Gas Transmission Corporation ("Columbia") and Columbia Gulf Transmission Corporation for varying terms, up to early 2005. Along with firm transportation services, DP&L has approximately 14 billion cubic feet of firm storage service with various pipelines.

         In addition, DP&L is interconnected with CNG Transmission Corporation. Interconnections with interstate pipelines provide DP&L the opportunity to purchase competitively-priced natural gas supplies and pipeline services. DP&L purchases its natural gas supplies using a portfolio approach that minimizes price risks and ensures sufficient firm supplies at peak demand times. The portfolio consists of long-term, short-term and spot supply agreements. In 1999, firm agreements provided approximately 60% of total supply, with the remaining supplies purchased on a spot/short-term basis.

         In 1999, DP&L purchased natural gas at an average price of $3.68 per MCF, compared to $3.22 per MCF in 1998 and $3.45 per MCF in 1997. Through the operation of a natural gas cost adjustment clause applicable to gas sales, increases and decreases in DP&L's natural gas costs are reflected in customer rates on a timely basis. SEE RATE REGULATION AND GOVERNMENT LEGISLATION.

         The PUCO supports open access, nondiscriminatory transportation of natural gas by the state's local distribution companies for end-use customers. The PUCO has guidelines to provide a standardized structure for end-use transportation programs which requires a tariff providing the prices, terms and conditions for such service. DP&L has an approved tariff and provides transportation service to approximately 600 end-use customers, delivering a total quantity of nearly 20,200,000 MCF per year.

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

         DP&L's electric and natural gas rate schedules contain certain recovery and adjustment clauses subject to periodic audits by, and proceedings before, the PUCO. Electric fuel and gas costs are expensed as recovered through rates. Beginning in February 2000, DP&L's EFC will be fixed at 1.30(cents) for the remainder of 2000. As competition begins on January 1, 2001 the EFC will become part of the Standard Offer Generation Rate.

         On June 18, 1996, Ohio Governor Voinovich signed into law House Bill 476 which allows for alternate natural gas rate plans and exemption from PUCO jurisdiction for some gas services, and establishes a code of conduct for local natural gas distribution companies. Final rules were issued on March 12, 1997.

         Ohio Legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL. The Legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.

         Regulatory assets recorded during the phase-in of electric rates were recovered in revenues through 1999. A 1992 PUCO-approved agreement for the phase-in plan provided that after the end of the deferral period DP&L would maintain a balance sheet reserve account which shall operate to reduce the otherwise applicable jurisdictional production plant valuation subject to recovery in rates. In addition, deferred interest charges on the William H. Zimmer Generating Station are being amortized at $2.8 million per year over the projected life of the asset.

         The 1992 PUCO-approved settlement agreement for the demand-side management ("DSM") programs, as updated in 1995, provided for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that DP&L's return on equity exceeds a baseline 13% (subject to upward adjustment). If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery. In 1999, the Legislation removed the return on equity cap.

Regulatory deferrals on the balance sheet were:


                                                    Dec. 31             Dec. 31
                                                     1999                 1998
                                                 ----------------  -----------------
                                                            --millions--
Phase-in                                            $  (6.8)             $  12.9
DSM                                                    13.2                 19.6
Deferred interest - Zimmer                             46.9                 49.7
Income taxes recoverable through
    future revenues                                   168.5                195.5
                                                    -------              -------
Total                                                $221.8               $277.7
                                                     ======               ======

         Under the Legislation passed in 1999, the percentage of income payment plan ("PIPP") for eligible low-income households will be converted to a universal service fund. The universal service program will be administered by the Ohio Department of Development. As part of DP&L's Electric Transition Plan, DP&L has requested to recover PIPP arrearages remaining as of December 31, 2000 as part of a transition charge.

         In 1989 the PUCO approved rules for the implementation of a comprehensive Integrated Resource Planning ("IRP") program for all investor-owned electric utilities in Ohio. Under this program, each utility is required to file an IRP as part of its Long Term Forecast Report ("LTFR"). The IRP requires each utility to evaluate available demand-side resource options in addition to supply-side options to determine the most cost-effective means for satisfying customer requirements. The rules currently allow a utility to apply for deferred recovery of DSM program expenditures and lost revenues between LTFR proceedings. On April 15, 1999 and June 1, 1999, respectively, DP&L filed its electric and natural gas LTFR with the PUCO. Legislation for competitive retail electric service will change the scope of the electric LTFR filing requirements in the future.

         The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:


Name                                              Beginning of Term                  End of Term
----                                              -----------------                  -----------
Chairman Alan R. Schriber                             April 1999                      April 2004
Donald L. Mason                                       April 1998                      April 2003
Judith A. Jones                                       April 1997                      April 2002
Craig A. Glazer                                       April 1996                      April 2001
Rhonda H. Fergus                                      April 1995                      April 2000

                          ENVIRONMENTAL CONSIDERATIONS

         The operations of DPL and DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION AND FINANCING PROGRAM OF DPL INC.

AIR QUALITY

         The Clean Air Act Amendments of 1990 (the "Act") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The Act restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements became effective on January 1, 2000. Compliance by DP&L has not caused any material changes in DP&L's costs or operations.

         DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993 and, on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units. Overall compliance is projected to have a minimal price impact.

         In November 1999, the United States Environmental Protection Agency ("U.S. EPA") filed civil complaints and Notices of Violations ("NOVs") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners Cincinnati Gas & Electric (Beckjord 6) and Columbus Southern Power (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the EPA's action against the partners. DP&L was not identified in the NOVs, civil complaints or state actions. The partners will vigorously challenge the NOVs and complaints in court. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L.

         In September 1998, the U.S. EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further nitrogen oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, DP&L's total capital expenditures are estimated to be approximately $175 million over the next five years. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In late December 1999, U.S. EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L's facilities were identified, among many others, in the rulemaking. DP&L's current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

LAND USE

         DP&L and numerous other parties have been notified by U.S. EPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRPs") for clean-up at two superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

         DP&L received notification from the U.S. EPA in July 1987 for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. The Record of Decision issued by the U.S. EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. The final resolution is not expected to have a material effect on DP&L's financial position, earnings or cash flow.

         DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRPs for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed wastes to the site. The final resolution is not expected to have a material effect on DP&L's financial position, earnings or cash flow.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS


                                                                                     YEARS ENDED DECEMBER 31
                                                                    -------------------------------------------------
                                                                          1999               1998               1997
                                                                    ----------          ----------         ----------
Electric Output (millions of kWh)
     General -
         Coal-fired units...................................            16,539              16,854             16,246
         Other units........................................               189                  99                 52
     Power purchases........................................             1,523               1,475              1,239
     Company use and line losses............................            (1,384)               (947)              (928)
                                                                    ----------          ----------         ----------
         Total..............................................            16,867              17,481             16,609
                                                                    ==========          ==========         ==========
Electric Sales (millions of kWh)
     Residential............................................             4,725               4,790              4,788
     Commercial.............................................             3,390               3,518              3,408
     Industrial.............................................             4,876               4,655              4,749
     Public authorities and railroads.......................             1,305               1,360              1,330
     Private utilities and wholesale........................             2,571               3,158              2,334
                                                                    ----------          ----------         ----------
         Total..............................................            16,867              17,481             16,609
                                                                    ==========          ==========         ==========
Electric Customers at End of Period
     Residential............................................           441,468             437,674            433,563
     Commercial.............................................            45,470              44,716             43,923
     Industrial.............................................             1,917               1,909              1,881
     Public authorities and railroads.......................             5,994               5,838              5,736
     Other..................................................                46                  43                 42
                                                                    ----------          ----------         ----------
         Total..............................................           494,895             490,180            485,145
                                                                    ==========          ==========         ==========
Operating Revenues (thousands)
     Residential............................................        $  412,808          $  419,948         $  409,857
     Commercial.............................................           235,309             242,526            234,206
     Industrial.............................................           242,410             228,685            225,775
     Public authorities and railroads.......................            69,777              76,686             74,018
     Private utilities and wholesale........................            79,196              86,485             53,598
     Other..................................................            18,844              18,651             12,523
                                                                    ----------          ----------         ----------
         Total..............................................        $1,058,344          $1,072,981         $1,009,977
                                                                    ==========          ==========         ==========
Residential Statistics (per customer-average)
     Sales - kWh............................................            10,758              10,999             11,120
     Revenue................................................        $   940.00          $   964.40         $   951.90
     Rate per kWh...........................................              8.74(cents)         8.77(cents)        8.56(cents)

* See Note 14 to Consolidated Financial Statements for additional information.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS


                                                                                     YEARS ENDED DECEMBER 31
                                                                         --------------------------------------------
                                                                          1999               1998               1997
                                                                         ------             ------             ------

Gas Output (thousands of MCF)
     Direct market purchases................................            37,865              36,497             43,808
     Liquefied petroleum gas................................                 2                   3                 66
     Company use and unaccounted for........................            (2,116)               (912)            (1,016)
     Transportation gas received............................            19,964              18,125             19,182
                                                                      --------            --------           --------

         Total..............................................            55,715              53,713             62,040
                                                                      ========            ========           ========

Gas Sales (thousands of MCF)
     Residential............................................            24,450              24,877             29,277
     Commercial.............................................             7,647               7,433              9,567
     Industrial.............................................             2,246               1,916              2,520
     Public authorities.....................................             1,182               1,699              2,153
     Transportation gas delivered...........................            20,190              17,788             18,523
                                                                      --------            --------           --------

         Total..............................................            55,715              53,713             62,040
                                                                      ========            ========           ========

Gas Customers at End of Period
     Residential............................................           282,706             279,784            276,189
     Commercial.............................................            22,635              22,491             22,298
     Industrial.............................................             1,303               1,441              1,396
     Public authorities.....................................             1,173               1,509              1,475
                                                                      --------            --------           --------

         Total..............................................           307,817             305,225            301,358
                                                                      ========            ========           ========

Operating Revenues (thousands)

     Residential............................................          $139,545            $138,802           $160,279
     Commercial.............................................            40,225              38,243             48,302
     Industrial.............................................            11,017               9,291             11,867
     Public authorities.....................................             5,908               8,230             10,311
     Other..................................................            18,284              16,640             12,948
                                                                      --------            --------           --------

         Total..............................................          $214,979            $211,206           $243,707
                                                                      ========            ========           ========

Residential Statistics (per customer-average)
     Sales - MCF............................................              87.1                89.6             107.0
     Revenue................................................          $ 497.15            $ 499.94           $585.63
     Rate per MCF...........................................          $   5.71            $   5.58           $  5.47


* See Note 14 to Consolidated Financial Statements for additional information.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF FEBRUARY 15, 2000)

                                                       Business Experience,
                                                          Last Five Years
                                                    (Positions with Registrant
        Name                          Age           Unless Otherwise Indicated)                          Dates
--------------------                  ---         --------------------------------                -------------------
Peter H. Forster                       57         Chairman                                        1/01/97  -  2/01/00
                                                  Chairman and Chief Executive                    9/26/95  -  1/01/97
                                                     Officer
                                                  Chairman, President and Chief                   4/05/88  -  9/26/95
                                                     Executive Officer
                                                  Chairman, DP&L                                  4/06/92  -  3/01/98


Allen M. Hill                          54         President and Chief Executive                   1/01/97  -  2/01/00
                                                     Officer
                                                  President and Chief Operating                   9/26/95  -  1/01/97
                                                     Officer
                                                  President and Chief Executive                   4/06/92  -  3/01/98
                                                     Officer, DP&L

Stephen P. Bramlage                    53         Assistant Vice President, DP&L                  1/01/94  -  2/01/00

Stephen F. Koziar, Jr.                 55         Group Vice President and                        1/31/95  -  2/01/00
                                                      Secretary, DPL Inc. and
                                                      DP&L


Judy W. Lansaw                         48         Group Vice President,                           1/31/95  -  2/01/00
                                                      DPL Inc. and DP&L

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF FEBRUARY 15, 2000)

                                                     Business Experience,
                                                        Last Five Years
                                                   (Positions with Registrant
             Name                     Age          Unless Otherwise Indicated)                             Dates
----------------------------       ---------   ----------------------------------              ------------------------------

Arthur G. Meyer                        50       Vice President, Legal and                         11/21/97  -  2/01/00
                                                    Corporate Affairs, DP&L
                                                Director, Corporate Relations,                     5/14/96  -  11/21/97
                                                    DP&L
                                                Treasurer, DP&L                                    6/27/95  -  5/14/96
                                                Director, Financial Activities                     5/09/94  -  6/27/95

Bryce W. Nickel                        43        Assistant Vice President, DP&L                    1/01/94  -  2/01/00

H. Ted Santo                           49        Group Vice President, DP&L                       12/08/92  -  2/01/00

Patricia K. Swanke                     41        Vice President, Operations, DP&L                  9/29/99  -  2/01/00
                                                 Managing Director, DP&L                           9/08/96  -  9/29/99
                                                 Operations Director, DP&L                         7/27/95  -  9/08/96
                                                 Director, Steam Operations, DP&L                  5/09/94  -  7/27/95

Item 2 - PROPERTIES
--------------------------------------------------------------------------------

ELECTRIC

         Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (page I-1), CONSTRUCTION AND FINANCING PROGRAM
OF DPL INC. (pages I-5 and I-6) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-7 and I-8) and Notes 4 and 15 of Notes to Consolidated Financial Statements on pages II-12 and II-18, respectively, which pages are incorporated herein by reference.

GAS

         Information relating to DP&L's gas properties is contained in Item 1 - BUSINESS, DPL INC. (page I-1) and GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9) and Note 12 of Notes to Consolidated Financial Statements (page II-16), which pages are incorporated herein by reference.

OTHER

         DP&L owns a number of area service buildings located in various operating centers.

         Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         Information relating to legal proceedings involving DP&L is contained in Item 1 - BUSINESS, DPL INC. (page I-1), COMPETITION (pages I-2 through I-4), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages I-7 and I-8), GAS OPERATIONS AND GAS SUPPLY (pages I-8 and I-9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages I-9 and I-10), ENVIRONMENTAL CONSIDERATIONS (pages I-11 and I-12) and Note 4 of Notes to Consolidated Financial Statements on page II-12, which pages are incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         There were no submissions to the security holders in the fourth quarter.

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         As of December 31, 1999, there were 39,399 holders of record of DPL common equity, excluding individual participants in security position listings.

         As long as any Preferred Stock is outstanding, DP&L's Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1,200,000. As of year-end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.

Item 6 - SELECTED FINANCIAL DATA


----------------------------------------------------------------------------------------------------------------------------------
F i n a n c i a l   a n d   S t a t i s t i c a l   S u m m a r y                                                        DPL Inc.


                                                                   1999          1998          1997            1996          1995
------------- --------------------------------------------------------------------------------------------------------------------
              FOR THE YEARS ENDED DECEMBER 31,
DPL INC.:     Earnings per share of common stock        $           1.35          1.24          1.20            1.15          1.09
              Dividends paid per share                  $           0.94          0.94          0.91            0.87          0.83
              Dividend payout ratio                     %           69.6          75.8          75.8            75.7          76.1
              Net income (millions)                     $          204.2         189.1         181.4           172.9         164.7
              Utility service revenues (millions)       $        1,271.0       1,281.9       1,252.2         1,256.1       1,255.1
              Construction additions (millions)         $          166.5         111.5         110.6           115.5          87.3
              Market value per share at December 31     $        17-5/16        21-5/8       19-3/16         16-3/16        16-1/2

DP&L:         Electric sales (millions of kWh) --
                 Residential                                       4,725         4,790         4,788           4,924         4,871
                 Commercial                                        3,390         3,518         3,408           3,407         3,425
                 Industrial                                        4,876         4,655         4,749           4,540         4,401
                 Other                                             3,876         4,518         3,664           3,443         4,117
                                                                 -------       -------       -------         -------       -------
                   Total                                          16,867        17,481        16,609          16,314        16,814

              Gas sales (thousands of MCF) --
                 Residential                                      24,450        24,877        29,277          31,087        29,397
                 Commercial                                        7,647         7,433         9,567           9,424         8,307
                 Industrial                                        2,246         1,916         2,520           3,404         2,584
                 Other                                             1,182         1,699         2,153           2,829         3,006
                 Transported gas                                  20,190        17,788        18,523          16,953        16,376
                                                                  ------        ------        ------          ------        ------
                   Total                                          55,715        53,713        62,040          63,697        59,670

              AT DECEMBER 31,
DPL INC.:     Book value per share                      $           9.65          9.01          8.45            7.97          7.69
              Total assets (millions)                   $        4,340.4       3,855.9       3,585.2         3,418.7       3,322.8
              Long-term debt (millions)                 $        1,336.6       1,065.9         971.0         1,014.3       1,081.5

DP&L:         First mortgage bond ratings --
                 Duff & Phelps, Inc.                                  AA            AA            AA              AA            AA
                 Standard & Poor's Corporation                        AA-           AA-           AA-             AA-           AA-
                 Moody's Investors Service                           Aa3           Aa3           Aa3             Aa3           Aa3

              NUMBER OF SHAREHOLDERS
DPL INC.:     Common                                              39,399        41,791        43,689          46,532        48,919
DP&L:         Preferred                                              509           559           625             684           733

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

F i n a n c i a l   R e v i e w

INCOME STATEMENT HIGHLIGHTS
-----------------------------------------------------------------

----------------------------------- -------- --------- ----------
$ in millions except per share
amounts                              1999      1998      1997
----------------------------------- -------- --------- ----------
ELECTRIC UTILITY:
   Revenues                        $1,056     $1,071    $1,008
   Fuel and purchased power           262        257       227
                                    -----     ------    ------
     Net revenues                     794        814       781

GAS UTILITY:
   Revenues                           215        211       244
   Gas purchased for resale (a)       130        128       151
                                   ------      -----    ------
     Net revenues                      85         83        93

Other revenues                         68         70        81
Operation and maintenance
  Expense                             191        230       252
Investment income                      55         33        27
Income taxes                          128        120       105
Net Income                            204        189       181
Earnings Per Share of
  Common Stock                       1.35       1.24      1.20

(a)  EXCLUDES GAS PURCHASES BY A NON-UTILITY SUBSIDIARY OF $54 MILLION,
      $58 MILLION AND $68 MILLION IN 1999, 1998 AND 1997, RESPECTIVELY.
--------------------------------------------------------------------------------

   The 1999 earnings increased to $1.35 per share, compared to earnings per share of $1.24 in 1998 and $1.20 in 1997.
   In 1999, electric revenues decreased 1% due to lower sales to other public utilities and residential customers. Fuel and purchased power expense increased 2% primarily related to higher purchased power costs. In 1998, electric revenues increased 6% due to higher sales to other public utilities and commercial business customers. Fuel and purchased power expense increased 13% primarily related to the higher sales.
   Utility gas revenues and gas purchased for resale each increased 2% in 1999 due to higher sales to business customers. Utility gas revenues and gas purchased for resale in 1998 decreased 13% and 15%, respectively, due to the effects of milder weather.
   Other revenues primarily consist of revenues from DPL Inc.'s natural gas supply management subsidiary. The 3% decrease in 1999 was due to lower gas sales to wholesale customers. The 14% decrease in 1998 resulted from lower gas sales to retail and wholesale customers.
   Operation and maintenance expense decreased 17% in 1999 due to lower costs for insurance, claims, labor, benefits and line clearance. The 8% decrease in 1998 was due to lower insurance, claims and production maintenance costs, which were partially offset by increased compensation and benefit expense and higher electric distribution maintenance costs.
   Investment income increased 64% in 1999 and 23% in 1998 due to realized gains.
   Regulatory assets recorded during the phase-in of electric rates have been fully recovered. The 1992 Public Utilities Commission of Ohio ("PUCO")-approved agreement for the phase-in plan provided that after the end of the deferral period, DP&L would maintain a balance sheet reserve account which shall operate to reduce the otherwise applicable jurisdictional production plant valuation subject to recovery in rates. Deferred interest charges on the William H. Zimmer Generating Station are being amortized at $3 million per year over the projected life of the asset.
   A 1992 PUCO-approved settlement agreement and a subsequent stipulation in 1995 provided for accelerated recovery of demand-side management costs and, thereafter, production plant costs to the extent that DP&L's return on equity exceeds a baseline 13%. If the return exceeds the baseline return by one to two percent, one-half of the excess is used to accelerate recovery of these costs. If the return is greater than two percent over the baseline, the entire excess is used for such purpose. In 1998, amortization of regulatory assets included an additional $10 million of accelerated cost recovery. In 1999, the return on equity cap for electric operations was eliminated pursuant to the restructuring legislation discussed below.
   Depreciation and amortization expense increased 7% in 1999 and 3% in 1998 primarily as a result of increased depreciable assets.
   Interest expense increased 17% in 1999 due primarily to increased long-term debt. Interest expense increased 7% in 1998 primarily due to increased short-term debt.
   Certain risks of DPL Inc. and its subsidiaries are insured through a wholly-owned captive insurance company. Decreases in insurance and claims cost balances that were recorded in the fourth quarter of 1999 resulted primarily from lower actuarially-determined reserve requirements.

CONSTRUCTION PROGRAM AND FINANCING
   Construction additions were $167 million in 1999. The capital program for 2000 consists of construction costs of approximately $333 million. A major component of the capital program is the construction of natural gas-fired combustion turbine generation peaking units. The first phase of the peaking capacity expansion was completed in December 1998, with DP&L investing $75 million in three units adding 250 MW of capacity. Phase Two will add four units and 225 MW of capacity at an investment of $80 million, which is expected to be immediately accretive to earnings by the summer of 2000. Phase Three includes two units totaling 160 MW at an investment of $50 million, which is expected to be online for the summer of 2001.

   During 1999, total cash provided by operating activities was $397 million. At year-end, cash and temporary cash investments were $112 million. Financial assets, a highly diversified portfolio of debt and equity securities in basic industries ranging from consumer products to manufacturing, were $1,094 million. These funds are available to be invested in the energy sector when that market has more favorable investment conditions.
   On February 2, 2000, DPL Inc. entered into a series of recapitalization transactions including the issuance to Kohlberg Kravis and Roberts & Co. ("KKR"), an investment company, of $550 million of a combination of voting preferred and trust preferred securities and warrants. The trust preferred securities sold to KKR have an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, have a maturity of 30 years (subject to acceleration to six months after the exercise of warrants) and pay distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatorily redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL Inc.'s total voting rights and the nomination of one Board seat. The 31.6 million warrants, representing approximately 19.9% of DPL Inc. shares currently outstanding, have a term of 12 years, an exercise price of $21 per share and were sold for an aggregate purchase price of $50 million. DPL Inc. intends to recognize the trust preferred securities original issue discount and issuance costs in 2000.
   DPL Inc. intends to use the proceeds from this recapitalization, combined with $425 million of new debt capital, to continue its planned generation strategy, retire short-term debt and to repurchase up to 31.6 million shares of common stock. These transactions will result in an increase in the financial leverage of DPL Inc. in its capital structure.
   On February 4, 2000, DPL Inc. initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23. This tender expires on March 3, 2000. DPL Inc. currently intends to purchase up to an additional 6.6 million shares after this offer is completed. The method, timing and financing of such purchases have not yet been decided.
   Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans. DP&L currently has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2000-2004.
   At year-end 1999, DPL Inc. and DP&L's senior debt credit ratings were as follows:

                                    DP&L             DPL INC.
                                    ----             --------
   Duff & Phelps, Inc.              AA               N/A
   Standard & Poor's Corp.          AA-              A+
   Moody's Investors Service        Aa3              A2

   Following DPL Inc.'s recapitalization announcement the rating agencies confirmed new ratings as follows:

                                    DP&L             DPL INC.
                                    ----             --------
   Duff & Phelps, Inc.              AA               A-
   Standard & Poor's Corp.          BBB+             BBB
   Moody's Investors Service        A2               Baa1

   The credit ratings for DPL Inc. and DP&L are investment grade.
In 1999, DPL Inc. purchased 3.5 million shares at a cost of $61 million.

MARKET RISK
   The carrying value of DPL Inc.'s debt was $1,636 million at December 31, 1999, consisting of DP&L's first mortgage bonds and guaranteed air quality development obligations, notes, commercial paper and lines of credit. The fair value of this debt was $1,605 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 1999.

                                   Long-term Debt
                        -------------------------------------
  Expected Maturity         Amount
         Date           ($ in millions)     Average Rate
----------------------- ---------------- --------------------
         2000             $      5              7.7%
         2001                    6              7.7%
         2002                    7              7.8%
         2003                    8              7.8%
         2004                  510              6.3%
      Thereafter               806              7.3%
                             -----
        Total               $1,342              6.9%
                             =====

      Fair Value            $1,311


   Because the long-term debt is at a fixed rate, the primary market risk to DPL Inc. is short-term interest rate risk. The carrying value and fair value of short-term debt was $294 million with a weighted average interest rate of 5.94% at December 31, 1999. The interest expense risk related to short-term debt was estimated to be approximately an increase/decrease of $1 million if the weighted average cost for each quarter increased/decreased 10%.
   The fair value of available-for-sale securities was $1,113 million at December 31, 1999. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $111 million at December 31, 1999, resulting from a hypothetical 10% increase/decrease in the market prices.

ISSUES AND FINANCIAL RISKS
   This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DPL Inc.'s control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

ELECTRIC RESTRUCTURING LEGISLATION
   In October 1999, legislation ("the Legislation") became effective in Ohio giving electric utility customers a choice of energy providers starting January 1, 2001. Under the Legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. Existing limitations on an electric public utility's ownership rights of a non-public utility were eliminated. All earnings obligations, restrictions or caps imposed on an electric utility in a PUCO order became void as of the effective date of the Legislation.
   The Legislation includes provisions for unbundling of rates into several service components, a period of transition to competitive pricing for generation and certain related services (including discontinuance of the fuel cost recovery clause), the separation of competitive and non-competitive services, the transfer of control of transmission facilities from the utility owners to separate qualifying transmission entities, a 5% rate reduction for residential customers limited to the generation portion of their bill, an employee assistance plan, consumer education and protection and changes in utility taxation. Electric prices, including the 5% residential rate cut, are capped through 2004. The estimated revenue impact of the 5% rate cut for DP&L's residential customers is approximately $45 million over five years. Also included is a provision for utilities to request recovery of certain costs relating to the transition.
   As required by the Legislation, DP&L filed its transition plan with the PUCO in December 1999. DP&L's plan included a request for $441 million in after-tax transition costs to be recovered through transition charges during the market development period which ends December 31, 2004. Also included in the filing is DP&L's plan for corporate separation and for joining a qualified transmission entity by January 1, 2001.
   The PUCO is required to issue a final order not later than 275 days after the plan is filed, or no later than October 31, 2000. DP&L is unable to predict the outcome of the regulatory process which could have an impact on DPL Inc.'s future financial position, earnings or cash flows. Until the outcome is known, DP&L will continue to account for its generation business according to the Financial Accounting Standards Board ("FASB") Statement No. 71, "Accounting for the Effects of Certain Types of Regulation".
   In 1996 and 1997, the Federal Energy Regulatory Commission ("FERC") issued orders requiring all electric utilities to file open-access transmission service tariffs. DP&L's resulting tariff case proceedings with FERC staff and intervenors in 1997 and 1998 culminated in 1999 with FERC issuing an Order approving DP&L's settlement with no material adverse effect to DP&L.

BUSINESS UNIT EVALUATION
   Responding to the new Ohio Legislation, DP&L is separating its various business units and evaluating each unit on a stand-alone basis. Business units not complementing DP&L's going-forward strategy may be divested.
   DP&L reached an agreement to sell its natural gas retail distribution business unit for $425 million. This all-cash sale of assets (book value approximating $250 million at December 31, 1999) is subject to regulatory approvals and is expected to close by the end of the second quarter, 2000. The after-tax proceeds from the sale will be used in the expansion of the electric combustion turbine business, to finance in part other business unit capital needs, to continue the stock buyback program and to reduce outstanding short-term debt.

ENVIRONMENTAL
   In November 1999, the United States Environmental Protection Agency ("EPA") filed civil complaints and Notices of Violations ("NOVs") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners Cincinnati Gas & Electric (Beckjord 6) and Columbus Southern Power (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the EPA's action against the partners. DP&L was not identified in the NOVs, civil complaints or state actions. The partners will vigorously challenge the NOVs and complaints in court. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L.

   The United States and Ohio EPAs have notified numerous parties, including DP&L, that they are considered "Potentially Responsible Parties" for clean up of two hazardous waste sites in Ohio. The United States EPA has estimated total costs of under $10 million for its preferred clean-up plans at one of these sites. The Ohio EPA has not provided an estimated cost for the second site. During 1998, DP&L settled its potential liability for two other sites at a minimal cost. The final resolution of the remaining investigations is not expected to have a material effect on DP&L's financial position, earnings or cash flow.
   In September 1998, the United States EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further Nitrogen Oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003.
   In order to meet these NOx requirements, DP&L's total capital expenditures are estimated to be approximately $175 million over the next five years. Industry groups and others appealed the rules in the United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In late December 1999, the EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L's facilities were identified, among many others, in the rulemaking. DP&L's current NOx reduction strategy to meet the SIP call is expected to satisfy the rulemaking reduction requirements.

OTHER ISSUES
   The Compact Agreement between DP&L and Local 175, Utility Workers of America, AFL-CIO expired on October 31, 1999. Management and Union Negotiations' Committees are discussing provisions of a new agreement that will be responsive to the changes in business conditions resulting from the Legislation.
   DPL Inc. experienced no adverse Y2K effects.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


---------------------------------------------------------------------------------------------------------------

         Information relating to Market Risk is contained in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations (page II-2).

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


---------------------------------------------------------------------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                      PAGE NO.
Consolidated Statement of Results of Operations
for the three years in the period ended December 31, 1999.....................................           II-7


Consolidated Statement of Cash Flows for the three
years in the period ended December 31, 1999...................................................           II-8


Consolidated Balance Sheet as of December 31, 1999 and 1998...................................           II-9


Consolidated Statement of Shareholders' Equity for the three years in the period ended
December 31, 1999.............................................................................           II-10


Notes to Consolidated Financial Statements....................................................       II-11 - II-18

Reports of Independent Accountants............................................................           II-19

INDEX TO SUPPLEMENTARY DATA

Selected Quarterly Information................................................................           II-20



C o n s o l i d a t e d   S t a t e m e n t   o f   R e s u l t s   o f   O p e r a t i o n s                 DPL Inc.


                                                                                    For the years ended December 31,
$ in millions except per share amounts                                            1999            1998            1997
------------------------------------------------------------------------------------------------------------------------
REVENUES
Utility service revenues --
   Electric                                                                    $1,056.0        $1,070.7         $1,007.8
   Gas                                                                            215.0           211.2            244.4
Other revenues                                                                     67.9            70.3             81.4
                                                                              ---------       ---------        ---------
     Total revenues                                                             1,338.9         1,352.2          1,333.6
                                                                              ---------       ---------        ---------

EXPENSES
Fuel and purchased power                                                          262.3           257.4            227.9
Gas purchased for resale                                                          184.2           186.4            219.5
Operation and maintenance                                                         190.5           229.8            252.4
Depreciation and amortization (Note 1)                                            136.5           127.1            123.5
Amortization of regulatory assets, net (Note 4)                                    25.8            33.0             20.9
General taxes                                                                     136.7           136.5            133.8
                                                                              ---------       ---------        ---------

     Total expenses                                                               936.0           970.2            978.0
                                                                              ---------        --------        ---------


INCOME
Operating Income                                                                  402.9           382.0            355.6

Investment income                                                                  54.7            33.4             27.2
Interest expense                                                                 (109.5)          (93.8)           (87.3)
Other income (deductions)                                                         (16.0)          (12.1)            (8.7)
                                                                              ---------        --------        ---------


INCOME BEFORE INCOME TAXES                                                        332.1           309.5            286.8

Income taxes (Notes 1 and 5)                                                      127.9           120.4            105.4
                                                                              ---------        --------        ---------

NET INCOME                                                                     $  204.2        $  189.1         $  181.4
                                                                              =========        ========         ========

Average Number of Common Shares
  Outstanding (millions)                                                          151.4           152.8            151.4

Earnings Per Share of Common Stock - Basic and Diluted                         $   1.35       $    1.24         $   1.20

Dividends Paid Per Share of Common Stock                                      $    0.94       $    0.94         $   0.91

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


C o n s o l i d a t e d   S t a t e m e n t   o f   C a s h   F l o w s                                           DPL Inc.


                                                                                        For the years ended December 31,
$ in millions                                                                         1999            1998            1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

   Cash received from utility customers                                              $1,277.8       $1,255.7        $1,228.1
   Other operating cash receipts                                                         98.3           88.3           105.7
   Cash paid for
     Fuel and purchased power                                                          (263.8)        (266.5)         (235.9)
     Purchased gas                                                                     (190.1)        (197.2)         (236.1)
     Operation and maintenance labor                                                    (75.1)         (85.4)          (83.2)
     Nonlabor operating expenditures                                                   (106.5)        (136.5)         (102.3)
     Interest                                                                           (97.4)         (89.6)          (85.2)
     Income taxes                                                                      (109.0)        (135.5)         (108.8)
     General taxes                                                                     (137.0)        (131.3)         (130.8)
                                                                                      -------         -------        -------

   Net cash provided by operating activities (Note 13)                                  397.2          302.0           351.5
                                                                                      -------        -------         -------

INVESTING ACTIVITIES
   Capital expenditures                                                                (170.6)        (106.7)         (113.7)
   Purchases of available-for-sale financial assets                                    (479.8)        (359.5)         (228.2)
   Sales of available-for-sale financial assets                                         200.3          101.4            38.6
                                                                                      -------        -------          ------
   Net cash used for investing activities                                              (450.1)        (364.8)         (303.3)
                                                                                      -------        --------        -------

FINANCING ACTIVITIES
   Issuance of long-term debt                                                           497.4           98.5             -
   Issuance of short-term debt                                                           99.2           79.2           105.7
   Retirement of long-term debt                                                        (241.6)          (3.4)          (82.9)
   Dividends paid on common stock                                                      (142.5)        (143.6)         (137.2)
   Purchase of treasury stock                                                           (61.4)           -               -
   Issuance of common stock                                                               -             19.7            19.5
                                                                                       ------       --------        --------
   Net cash provided by (used for) financing activities                                 151.1           50.4           (94.9)
                                                                                      -------       --------        --------
CASH AND TEMPORARY CASH INVESTMENTS -
       Net change                                                                        98.2          (12.4)          (46.7)
       Balance at beginning of year                                                      13.7           26.1            72.8
                                                                                     --------      ---------        --------

       Balance at end of year                                                        $  111.9      $    13.7       $    26.1
                                                                                      =======       ========        ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


C o n s o l i d a t e d   B a l a n c e  S h e e t                                                         DPL Inc.


                                                                                                 At December 31,
$ in millions                                                                                 1999             1998
------------------------------------------------------------------------------------------------------------------------
ASSETS
Property
Electric property                                                                          $3,438.6          $3,372.1
Gas property                                                                                  332.9             324.6
Other property                                                                                128.8              46.6
                                                                                           --------         ---------
     Total property                                                                         3,900.3           3,743.3

Accumulated depreciation and amortization                                                  (1,633.5)         (1,504.6)
                                                                                            -------           -------
     Net property                                                                           2,266.8           2,238.7
                                                                                            -------           -------

CURRENT ASSETS
Cash and temporary cash investments                                                           111.9              13.7
Accounts receivable, less provision for uncollectible accounts
  of $4.3 and $4.7, respectively                                                              218.1             227.7
Inventories, at average cost                                                                   93.1             112.4
Taxes applicable to subsequent years                                                           94.6              93.4
Other                                                                                          71.7              46.2
                                                                                            -------         ---------
     Total current assets                                                                     589.4             493.4
                                                                                           --------          --------

Other Assets
Financial assets                                                                            1,094.4             698.5
Income taxes recoverable through future revenues (Notes 1 and 4)                              168.5             195.5
Other regulatory assets (Note 4)                                                               53.3              82.2
Other                                                                                         168.0             147.6
                                                                                           --------          --------
     Total other assets                                                                     1,484.2           1,123.8
                                                                                            -------           -------

TOTAL ASSETS                                                                               $4,340.4          $3,855.9
                                                                                            =======           =======

CAPITALIZATION AND LIABILITIES
Capitalization (Note 3)

Common shareholders' equity (Note 7)--
   Common stock                                                                         $       1.6        $      1.6
   Other paid-in capital                                                                      739.0             799.0
   Common stock held by employee plans                                                        (90.7)            (94.4)
   Accumulated other comprehensive income                                                     109.8              47.2
   Earnings reinvested in the business                                                        691.9             630.3
                                                                                            -------          --------
     Total common shareholders' equity                                                      1,451.6           1,383.7

Preferred stock (Note 10)                                                                      22.9              22.9
Long-term debt (Note 9)                                                                     1,336.6           1,065.9
                                                                                            -------           -------
     Total capitalization                                                                   2,811.1           2,472.5
                                                                                            -------           -------

Current Liabilities
Accounts payable                                                                              130.4             109.0
Accrued taxes                                                                                 170.6             165.2
Accrued interest                                                                               33.1              24.8
Short-term debt (Note 7)                                                                      294.1             194.9
Other                                                                                          66.6              54.9
                                                                                          ---------         ---------
     Total current liabilities                                                                694.8             548.8
                                                                                           --------          --------

Deferred Credits and Other
Deferred taxes (Note 4)                                                                       471.9             460.6
Unamortized investment tax credit                                                              66.4              69.4
Insurance and claims costs                                                                    140.0             150.7
Other                                                                                         156.2             153.9
                                                                                           --------          --------
     Total deferred credits and other                                                         834.5             834.6
                                                                                           --------          --------

TOTAL CAPITALIZATION AND LIABILITIES                                                       $4,340.4          $3,855.9
                                                                                           ========          ========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


C o n s o l i d a t e d   S t a t e m e n t   o f   S h a r e h o l d e r s'   E q u i t y                            DPL Inc.


                                           Common Stock (a)                   Stock      Accumulated
                                        ------------------------   Other      Held by       Other         Earnings
                                         Outstanding              Paid-in    Employee    Comprehensive  Reinvested in
$ in millions                              Shares       Amount    Capital      Plans        Income      the Business     Total
--------------------------------------- -------------- --------- ---------- ------------ -------------- ------------- ------------
1997:
          Beginning balance              106,009,923     $1.1      $756.8     $(102.1)         $3.6          $541.1      $1,200.5
          Comprehensive income:
            Net income                                                                                        181.4
            Unrealized gains, net of
             reclassification
             adjustments,
             after tax (b)                                                                     16.3
          Total comprehensive income                                                                                        197.7
          Common stock dividends                                                                             (137.2)       (137.2)
          Three-for-two stock split       53,400,983      0.5        (0.5)                                                    -
          Dividend reinvestment plan         792,043      -          19.4                                                    19.4
          Employee stock plans                                        1.4         4.1                                         5.5

          Other                                                       0.2                                     (0.1)          0.1
                                         -----------      ---       -----       -----          ----           -----       -------
          Ending balance                 160,202,949      1.6       777.3       (98.0)         19.9           585.2       1,286.0

1998:

          Comprehensive income:
            Net income                                                                                        189.1
            Unrealized gains, net of
             reclassification
             adjustments, after tax (b)                                                        27.3
          Total comprehensive income                                                                                        216.4
          Common stock dividends                                                                             (143.6)       (143.6)
          Dividend reinvestment plan       1,070,430      -          19.8                                                    19.8
          Employee stock plans                                        1.9         3.6                                         5.5
          Other                               (8,775)                  -                                       (0.4)         (0.4)
                                         -----------      ---       -----       -----          ----           -----       -------
          Ending balance                 161,264,604      1.6       799.0       (94.4)         47.2           630.3       1,383.7
1999:
          Comprehensive income:
            Net income                                                                                        204.2
            Unrealized gains, net of
             reclassification
             adjustments, after tax (b)                                                        62.6
          Total comprehensive income                                                                                        266.8
          Common stock dividends                                                                             (142.5)       (142.5)
          Treasury stock                  (3,463,200)       -       (61.4)                                                  (61.4)
          Employee stock plans                                        1.3         3.7                                         5.0
          Other                                                       0.1                                      (0.1)           -
                                         -----------      ---       -----       -----          ----           -----       -------
          Ending balance                 157,801,404     $1.6      $739.0      $(90.7)       $109.8          $691.9      $1,451.6
                                         ===========      ===       =====        ====         =====           =====       =======

(a)  $0.01 PAR VALUE, 250,000,000 SHARES AUTHORIZED.
(b) NET OF TAXES OF $8.8 MILLION, $14.7 MILLION AND $33.7 MILLION IN 1997, 1998 AND 1999, RESPECTIVELY.


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

N o t e s   t o  C o n s o l i d a t a e d   F i n a n c i a l  S t a t e m e n t s

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   The accounts of DPL Inc. and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The Dayton Power and Light Company ("DP&L") is the principal subsidiary. These statements are presented in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions related to future events. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation.

REVENUES AND FUEL
   Revenues include amounts charged to customers through fuel and gas recovery clauses, which are adjusted periodically for changes in such costs. Related costs that are recoverable or refundable in future periods are deferred along with the related income tax effects. Beginning in February 2000, DP&L's Electric Fuel Component ("EFC") will be fixed at 1.30(cents) for the remainder of 2000. As competition begins on January 1, 2001 the EFC will become part of the Standard Offer Generation Rate. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.
   DP&L records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of $76.2 million in 1999 and $99.5 million in 1998.
   Other revenues include sales by DPL Inc.'s natural gas supply management subsidiary. These revenues are recorded in the period when the gas is sold.

PROPERTY, MAINTENANCE AND DEPRECIATION
   Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.
   When a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation. Maintenance costs and replacements of minor items of property are charged to expense.
   Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.6%.

INCOME TAXES
   Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

CONSOLIDATED STATEMENT OF CASH FLOWS
   The temporary cash investments presented on this Statement consist of liquid investments with an original maturity of three months or less.

INSURANCE AND CLAIMS COSTS
   A wholly-owned captive subsidiary of DPL Inc. provides certain property and liability insurance coverage to DPL Inc. and its other subsidiaries and business interruption and specific risk coverage for DP&L. Insurance and claims costs on the Consolidated Balance Sheet represent insurance reserves of the captive subsidiary. These reserves are provided based on a consultant's actuarial methods and loss experience data. Management has relied on the actuarial methods employed by the consultant to determine the adequacy of the reserves. Such liabilities are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring throughout each period. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are then reflected in the period in which the estimate is reevaluated.

FINANCIAL INSTRUMENTS
     DPL Inc. accounts for its investments in debt and equity securities by classifying the securities into different categories (held-to-maturity and available-for-sale); available-for-sale securities are carried at fair market value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders' equity for those investments. Investments classified as held-to-maturity are carried at amortized cost. The value of equity security investments and fixed maturity investments is based upon market quotations or investment cost which is believed to approximate market. The cost basis for equity security and fixed maturity investments is average cost and amortized cost, respectively.

--------------------------------------------------------------------------------
2.   RECENT ACCOUNTING STANDARD

     In 1998, the Financial Accounting Standards Board ("FASB") issued
Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which will be effective in 2001. This standard requires changes in the fair value of derivative financial instruments to be recognized on the balance sheet and recognized in net income or other comprehensive income depending upon the nature of the derivative. Adoption of this statement is not expected to have a significant effect on DPL Inc.'s financial position or results of operations.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
3.  SUBSEQUENT EVENT

   On February 2, 2000, DPL Inc. entered into a series of recapitalization transactions including the issuance to Kohlberg Kravis and Roberts & Co. ("KKR"), an investment company, of $550 million of a combination of voting preferred and trust preferred securities and warrants. The trust preferred securities sold to KKR have an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, have a maturity of 30 years (subject to acceleration to six months after the exercise of warrants) and pay distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatorily redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL Inc.'s total voting rights and the nomination of one Board seat. The 31.6 million warrants, representing approximately 19.9% of DPL Inc. shares currently outstanding, have a term of 12 years, an exercise price of $21 per share and were sold for an aggregate purchase price of $50 million. DPL Inc. intends to recognize the trust preferred securities original issue discount and issuance costs in 2000.
   DPL Inc. intends to use the proceeds from this recapitalization, combined with $425 million of new debt capital, to continue its planned generation strategy, retire short-term debt and to repurchase up to 31.6 million shares of common stock. These transactions will result in an increase in the financial leverage of DPL Inc. in its capital structure.
   On February 4, 2000, DPL Inc. initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23. This tender expires on March 3, 2000. DPL Inc. currently intends to purchase an additional 6.6 million shares after this offer is completed. The method, timing and financing of such purchases have not yet been decided.

--------------------------------------------------------------------------------
4.   REGULATORY MATTERS

   DP&L applies the provisions of the FASB Statement No. 71, "Accounting for the Effects of Certain Types of Regulation." This accounting standard provides for the deferral of costs authorized for future recovery by regulators. Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

                                       At December 31,
$ in millions                         1999          1998
-------------------------------------------------------------
Income taxes recoverable
  through future revenues           $168.5        $195.5
Deferred interest (a)                 46.9          49.7
DSM (b)                               13.2          19.6
Phase-in (c)                          (6.8)         12.9
                                   -------        ------
     Total                          $221.8        $277.7
                                    ======        ======


   During 1999, legislation was enacted in Ohio which will restructure the electric utility industry (the "Legislation"). Beginning in 2001, electric generation, aggregation, power marketing and power brokerage services supplied to Ohio retail customers will not be subject to regulation by the PUCO. As required by the Legislation, DP&L filed a transition plan with the PUCO in 1999, which included an application for DP&L to receive transition revenues to recover regulatory assets and other potentially stranded costs. The PUCO is required to determine the total allowable amount of DP&L's transition costs, based on certain criteria, and the recovery period which may begin no earlier than January 2001 and end no later than 2010. Any regulatory assets which are not recoverable will be charged to expense.

(a) Interest charges related to the William H. Zimmer Generating Station which were previously deferred pursuant to PUCO approval are being amortized at $2.8 million per year over the projected life of the asset.

(b) Demand-side management ("DSM") costs (including carrying charges) from DP&L's cost-effective programs are deferred and are being recovered at approximately $9 million per year. A 1992 PUCO-approved agreement for the DSM programs, as updated in 1995, provided for accelerated recovery of DSM costs and, thereafter, production plant costs to the extent that DP&L's return on equity exceeded a baseline 13% (subject to upward adjustment). If the return exceeded the baseline return by one to two percent, one-half of the excess was used to accelerate recovery of these costs. If the return was greater than two percent over the baseline, the entire excess was used for such purpose. In 1998, amortization of regulatory assets included an additional $10.4 million of accelerated cost recovery. In 1999, the Legislation removed the return on equity cap.

(c) Amounts deferred during a 1992 - 1994 electric rate increase phase-in (including carrying charges) were recovered in revenues through 1999. The 1992 PUCO-approved agreement for the phase-in plan provided that after the end of the deferral period, DP&L would maintain a balance sheet reserve account which shall operate to reduce the otherwise applicable jurisdictional production plant valuation subject to recovery in rates.

-------------------------------------------------------------------------
5.   INCOME TAXES

                                              For the years ended
                                                 December 31,
$ in millions                             1999       1998       1997
--------------------------------------- ---------- ---------- ----------
COMPUTATION OF TAX EXPENSE
Federal income tax (a)                    $116.5     $108.6     $100.7
Increases (decreases) in tax from -
   Regulatory assets                         4.4        4.0        3.6
   Depreciation                             13.1       12.5       11.4
   Investment tax credit amortized          (3.0)      (3.0)      (3.0)
   Other, net                               (3.1)      (1.7)      (7.3)
                                          ------     ------     ------
     Total tax expense                    $127.9     $120.4     $105.4
                                          ======     ======     ======

COMPONENTS OF TAX EXPENSE
Taxes currently payable                   $112.5     $136.1     $121.8
Deferred taxes--
   Regulatory assets                        (5.8)      (8.3)      (4.0)
   Liberalized depreciation and
      Amortization                           8.6        6.7        6.2
   Fuel and gas costs                        9.2       (5.8)       5.5
   Insurance and claims costs                5.2       (1.1)     (14.2)
   Other                                     1.2       (4.2)      (6.9)
Deferred investment tax credit, net         (3.0)      (3.0)      (3.0)
                                          ------     ------     ------
     Total tax expense                    $127.9     $120.4     $105.4
                                          ======     ======     ======

(a) THE STATUTORY RATE OF 35% WAS APPLIED TO PRE-TAX INCOME BEFORE PREFERRED DIVIDENDS.

COMPONENTS OF DEFERRED TAX ASSETS AND LIABILITIES

                                                   At December 31,
$ in millions                                     1999         1998
------------------------------------------------------------------------
NON-CURRENT LIABILITIES
Depreciation/property basis                      $(429.7)     $(439.2)
Income taxes recoverable                           (58.9)       (68.4)
Regulatory assets                                  (16.3)       (28.0)
Investment tax credit                               23.2         24.2
Other                                                9.8         50.8
                                                 -------      -------
   Net non-current liability                     $(471.9)     $(460.6)
                                                 =======      =======

NET CURRENT ASSET (LIABILITY)                    $ (10.0)     $   3.7
                                                 =======      =======

--------------------------------------------------------------------------------
6.   PENSIONS AND POSTRETIREMENT BENEFITS

PENSIONS
   Substantially all DP&L employees participate in pension plans paid for by DP&L. Employee benefits are based on their years of service, age, compensation and year of retirement. The plans are funded in amounts actuarially determined to provide for these benefits.
    The interest rate for discounting the obligation and expense was 6.25% and the expected rate of return was 7.5%. Increases in compensation levels approximating 5.0% were used for all years.
    The following table sets forth the components of pension expense (portions of which were capitalized):

$ in millions                       1999      1998      1997
--------------------------------- --------- --------- ---------
EXPENSE FOR YEAR
----------------
Service cost                       $   5.9   $   5.9   $   6.3
Interest cost                         16.2      15.9      15.2
Expected return on plan assets       (25.3)    (23.3)    (20.5)
Amortization of unrecognized:
  Actuarial (gain) loss               (0.5)      1.2       -
  Prior service cost                   2.1       2.1       2.1
  Transition obligation               (4.3)     (4.2)     (4.2)
                                   -------    ------    ------
Net pension cost                   $  (5.9)   $ (2.4)   $ (1.1)
                                   =======    ======    ======

   The following tables set forth the plans' obligations, assets and amounts recorded in Other assets on the Consolidated Balance Sheet at December 31:

$ in millions                                 1999      1998
------------------------------------------- --------- ----------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Benefit obligation, January 1                $ 269.2    $259.1
Service cost                                     5.9       5.9
Interest cost                                   16.2      15.9
Actuarial (gain) loss                           (3.8)      0.8
Benefits paid                                  (14.7)    (12.5)
                                             -------    ------
Benefit obligation, December 31                272.8     269.2
                                             -------    ------

CHANGE IN PLAN ASSETS

Fair value of plan assets, January 1           358.9     330.2
Actual return on plan assets                    77.0      41.2
Benefits paid                                  (14.6)    (12.5)
                                             -------    ------
Fair value of plan assets, December 31         421.3     358.9
                                             -------    ------

Plan assets in excess of projected benefit
  obligation                                   148.5      89.7
Actuarial gain                                (101.8)    (46.6)
Unamortized prior service cost                   9.8      11.8
Unamortized transition obligation               (2.8)     (7.2)
                                             -------    ------
Net pension assets                           $  53.7    $ 47.7
                                             =======    ======

POSTRETIREMENT BENEFITS
   Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. DP&L has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.
   The interest rate for discounting the obligation and expense was 6.25% and the expected rate of return was 5.7%. The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.0% and 8.5% for 1999 and 1998, respectively, and decreases to 5.0% by 2005. A one percentage point change in the assumed health care trend rate would affect the service and interest cost by $0.1 million. A one percentage point increase in the assumed health care trend rate would increase the postretirement benefit obligation by $2.0 million; and a one percentage point decrease would decrease the benefit obligation by $1.8 million.
   The following table sets forth the components of postretirement benefit expense:


$ in millions                     1999      1998       1997
------------------------------- --------- ---------- ---------
EXPENSE FOR YEAR
----------------
Interest cost                   $  2.0    $  2.0     $  2.2
Expected return on plan assets    (0.7)     (1.0)      (0.8)
Amortization of unrecognized:
  Actuarial (gain) loss           (2.4)     (2.2)      (4.1)
  Transition obligation            3.0       3.0        3.0
                                ------    ------     ------
Postretirement benefit cost     $  1.9    $  1.8     $  0.3
                                ======    ======     ======

   The following tables set forth the accumulated postretirement benefit obligation ("APBO"), assets and funded status amounts recorded in Other Deferred Credits on the Consolidated Balance Sheet at December 31:


$ in millions                               1999       1998
----------------------------------------- ---------- ---------
CHANGE IN APBO
--------------
Benefit obligation, January 1             $ 32.9     $ 36.5
Interest cost                                2.0        2.0
Actuarial (gain) loss                        0.2       (3.4)
Benefits paid                               (2.7)      (2.2)
                                           -----      -----
Benefit obligation, December 31             32.4       32.9
                                           -----      -----

CHANGE IN PLAN ASSETS
---------------------
Fair value of plan assets, January 1        12.4       12.1
Actual return on plan assets                (0.3)       1.0
Benefits paid                               (1.2)      (0.6)
                                           -----      -----
Fair value of plan assets, December 31      10.9       12.5
                                           -----      -----

APBO in excess of plan assets               21.5       20.4
Unamortized transition obligation          (10.0)     (12.9)
Actuarial gain                              22.7       26.4
                                           -----     ------
Accrued postretirement benefit liability  $ 34.2     $ 33.9
                                           =====      =====

--------------------------------------------------------------------------------
7.  COMMON SHAREHOLDERS' EQUITY

   A three-for-two common stock split effected in the form of a stock dividend was paid on January 12, 1998 to stockholders of record on December 16, 1997.
   DPL Inc. has a leveraged Employee Stock Ownership Plan ("ESOP") to fund matching contributions to DP&L's 401(k) retirement savings plan and certain other payments to full-time employees. Common shareholders' equity is reduced for the cost of 5,126,172 unallocated shares held by the trust and for 2,303,844 shares related to another employee plan. These shares reduce the number of common shares used in the calculation of earnings per share.
   Dividends received by the ESOP are used to repay the loan to DPL Inc. As debt service payments are made on the loan, shares are released on a pro-rata basis. Dividends on the allocated shares are charged to retained earnings, and dividends on the unallocated shares reduce interest and principal on the loan.
   Cumulative shares allocated to employees and outstanding for the calculation of earnings per share were 1,933,653 in 1999 and 1,646,780 in 1998. Compensation expense, which is based on the fair value of the shares allocated, amounted to $3.5 million in 1999, $4.0 million in 1998 and $4.4 million in 1997.
   DPL Inc. had 902,490 authorized but unissued shares reserved for the dividend reinvestment plan at December 31, 1999. The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.
   DPL Inc. has a Shareholder Rights Plan pursuant to which four-ninths of a Right is attached to and trades with each outstanding DPL Inc. Common Share. The Rights would separate from the Common Shares and become exercisable in the event of certain attempted business combinations.

--------------------------------------------------------------------------------
8.  NOTES PAYABLE AND COMPENSATING BALANCES

   DPL Inc. and its subsidiaries have $300 million available through revolving credit agreements with a consortium of banks. One agreement, for $200 million, expires in 2002 and the other, for $100 million, expires in 2000. Facility fees are approximately $315,000 per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. At December 31, 1999 and 1998, DPL Inc. had no outstanding borrowings under these credit agreements. DPL Inc. also has $15 million available in a short-term informal line of credit with immaterial commitment fees. Borrowings outstanding from this line were zero at December 31, 1999 and $15 million at an interest rate of 6.3% at December 31, 1998.
   DP&L also has $75.0 million available in short-term informal lines of credit. The commitment fees are immaterial. Borrowings at December 31, 1999 were zero and at December 31, 1998 were $80.9 million at a weighted average interest rate of 5.46%.
   DPL Inc. had $171.0 million outstanding in commercial paper at December 31, 1999 at a weighted average interest rate of 6.0%.
   DP&L had $123.1 million and $99.0 million in commercial paper outstanding at a weighted average interest rate of 5.9% and 5.25% at December 31, 1999 and 1998, respectively.

--------------------------------------------------------------------------------
9.  LONG-TERM DEBT


                                         At December 31,
$ in millions                          1999           1998
---------------------------------- -------------- -------------
First mortgage bonds maturing:
  2024-2026   8.01% (a)
              8.14% (b)            $  446.0       $  671.0
  Pollution control series
  maturing through 2027
              6.43% (c)               106.4          106.8
                                   --------       --------
                                      552.4          777.8
Guarantee of Air Quality
  Development
    Obligations 6.10%
      Series due 2030                 110.0          110.0
Senior Notes 6.25%
      Series due 2008                 100.0          100.0
Senior Notes 6.32%
      Series due 2004                 500.0            -
Notes maturing through
      2007 - 7.83%                     76.0           81.0
Unamortized debt discount and
      premium (net)                    (1.8)          (2.9)
                                   --------       --------
     Total                         $1,336.6       $1,065.9
                                   ========       ========

(a)  WEIGHTED AVERAGE INTEREST RATE FOR 1999.
(b)  WEIGHTED AVERAGE INTEREST RATE FOR 1998.
(c)  WEIGHTED AVERAGE INTEREST RATES FOR 1999 AND 1998.

   The amounts of maturities and mandatory redemptions for first mortgage bonds and notes are (in millions) $5.4 in 2000, $6.4 in 2001, $7.4 in 2002, $8.4 in 2003 and $510.4 in 2004. Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.
   During 1998, $100 million of a series of Senior Notes due 2008 were issued with an interest rate of 6.25%.
   During 1999, DPL Inc. completed a private placement issuance of $500 million of Senior Notes due 2004, with an interest rate of 6.32%. The proceeds were used for the redemption of DP&L's $225 million 8.40% Series of First Mortgage Bonds, the reduction of short-term debt and for general corporate purposes.

--------------------------------------------------------------------------------
10.  PREFERRED STOCK

DPL Inc.:     No par value, 8,000,000 shares authorized, no shares outstanding.
DP&L:         $25 par value, 4,000,000 shares authorized, no shares outstanding;
              and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

                                                                           Par Value
                                                                        At December 31,
                                 Current          Current Shares         1999 and 1998
   Series/Rate               Redemption Price       Outstanding         ($ in millions)
---------------------------  -----------------  --------------------  --------------------
A         3.75%                   $102.50             93,280                $  9.3
B         3.75%                   $103.00             69,398                   7.0
C         3.90%                   $101.00             65,830                   6.6
                                                     -------                ------
          Total                                      228,508                $ 22.9
                                                     =======                ======

   The shares may be redeemed at the option of DP&L at the per share prices indicated, plus cumulative accrued dividends.


--------------------------------------------------------------------------------------------------------------------------------
11.  FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                            At December 31,
                                                             1999                                         1998
                                                      Gross Unrealized                               Gross Unrealized
                                                     --------------------                            -----------------
                                            Fair                                            Fair
$ in millions                              Value       Gains     Losses      Cost           Value     Gains   Losses    Cost
---------------------------------------- ----------- ---------- --------- ------------ -- ---------- -------- ------- ----------
ASSETS
Available-for-sale equity securities:     $1,113.1   $182.1     $(13.2)    $  944.2       $  685.5    $78.3   $(5.8)   $  613.0

Held-to-maturity securities:
   Debt securities (a)                    $   45.8      -       $(1.1)     $   46.9           51.1    $ 1.2      -         49.9
   Temporary cash investments                 83.3      -           -          83.3           12.0       -       -         12.0
                                         ---------   ------     ------     --------      ---------    -----   -----    -------
       Total                              $  129.1      -       $(1.1)     $  130.2           63.1    $ 1.2      -         61.9

LIABILITIES (b)
Debt                                      $1,605.0                         $1,636.0       $1,366.6                     $1,265.2

CAPITALIZATION
Unallocated stock in ESOP                 $   88.7                         $   65.3       $  117.1                         69.0

(a)    MATURITIES RANGE FROM 2000 TO 2010.
(b)    INCLUDES CURRENT MATURITIES.

     Gross realized gains (losses) were $31.7 million and $(1.2) million in 1999, $19.5 million and $(1.0) million in 1998 and $12.6 million and $(2.8) million in 1997, respectively.

--------------------------------------------------------------------------------
12.  SALE OF THE GAS BUSINESS

     In December 1999, DP&L reached an agreement to sell its natural gas retail distribution business for $425 million in cash. Completion of the sale of assets (book value approximating $250 million at December 31, 1999) is dependent upon receiving all regulatory approvals.

--------------------------------------------------------------------------------
13.  RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES


                                                                    For the years ended December 31,
$ in millions                                                       1999          1998          1997
-------------------------------------------------------------- ------------- ------------- -------------
   Net income                                                       $204.2        $189.1        $181.4
   Adjustments:
     Depreciation and amortization                                   136.5         127.1         123.5
     Deferred income taxes                                            15.4         (15.7)        (16.4)
     Other deferred credits                                            2.3          15.4          15.2
     Amortization of regulatory assets, net                           25.8          33.0          20.9
     Operating expense provisions                                    (21.0)          9.1          28.9
     Accounts receivable                                               9.6         (16.3)         (9.5)
     Accounts payable                                                 26.5         (24.1)         17.2
     Accrued taxes                                                     5.4           6.6          20.8
     Inventory                                                        19.3         (24.9)        (11.6)
     Other                                                           (26.8)          2.7         (18.9)
                                                                    ------       -------        ------
   Net cash provided by operating activities                        $397.2        $302.0        $351.5
                                                                    ======       =======        ======

--------------------------------------------------------------------------------
14. BUSINESS SEGMENT REPORTING

     DPL Inc.'s principal subsidiary, DP&L, provides energy services to its customers within a 6,000 square mile service territory. DP&L sells and distributes electricity and natural gas to residential, commercial, industrial and governmental customers. As a result of the Legislation, DP&L has begun aligning its business units. For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," DPL Inc.'s results are classified in two reportable segments, electric and natural gas. Amounts attributed to segments below the quantitative thresholds for separate disclosure are primarily for a natural gas supply management company, insurance, electric peaking generation and street lighting services.

SEGMENT INFORMATION

                                       For the years ended
                                           December 31,
$ in millions                       1999       1998      1997
--------------------------------- ---------- --------- ----------
                                      $         $          $
ELECTRIC
Revenues from external customers   1,056.0    1,070.7    1,007.8
Intersegment revenues                  4.5        4.8        7.2
Depreciation and amortization        125.9      118.0      114.4
Earnings before interest and
taxes                                353.9      336.2      326.3
Segment assets                     2,584.0    2,702.1    2,752.0
Expenditures - construction
additions                             69.9      101.1       92.8

NATURAL GAS
Revenues from external customers     215.0      211.2      244.4
Intersegment revenues                  3.9        2.8        2.0
Depreciation and amortization          8.1        7.5        7.4
Earnings before interest and
taxes                                 27.2       23.9       21.8
Segment assets                       321.7      322.7      306.1
Expenditures - construction
additions                              9.6        9.7       16.3

OTHER
Revenues from external customers      67.9       70.3       81.4
Intersegment revenues                 12.7       20.9       54.4
Depreciation and amortization          2.5        1.6        1.7
Earnings before interest and
taxes                                 21.8       21.9        7.5
Segment assets                       114.6       25.7       30.8
Expenditures - construction
additions                             87.0        0.6        1.5

TOTAL
Revenues from external customers   1,338.9    1,352.2    1,333.6
Intersegment revenues                 21.1       28.5       63.6
Depreciation and amortization        136.5      127.1      123.5
Earnings before interest and
taxes                                402.9      382.0      355.6
Segment assets                     3,020.3    3,050.0    3,088.9
Expenditures - construction
additions                            166.5      111.4      110.6


RECONCILIATION (a)

                                          For the years ended
                                             December 31,
$ in millions                       1999       1998      1997
--------------------------------- ---------- --------- ----------
PROFIT OR LOSS
Total earnings before interest    $   402.9  $  382.0  $   355.6
and Taxes
Investment income                      54.7      33.4       27.2
Other income and deductions           (16.0)    (12.1)      (8.7)
Interest expense                     (109.5)    (93.8)     (87.3)
                                  ---------  --------  ---------
  Income Before Income Taxes      $   332.1  $  309.5  $   286.8
                                  =========  ========  =========

ASSETS
Total segment assets              $ 3,020.3  $3,050.5  $ 3,088.9
Unallocated corporate assets        1,320.1     805.4      496.3
                                  ---------  --------  ---------
  Total Assets                    $ 4,340.4  $3,855.9  $ 3,585.2
                                  =========  ========= =========

(a)   FOR CATEGORIES NOT RECONCILED ABOVE, SEGMENT TOTALS EQUAL CONSOLIDATED
      TOTALS.

--------------------------------------------------------------------------------
15. OWNERSHIP OF FACILITIES

   DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests. As of December 31, 1999, DP&L had $4.8 million of such facilities under construction. DP&L's share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

   The following table presents DP&L's undivided ownership interest in such facilities at December 31, 1999:

                                                       DP&L Share                      DP&L INVESTMENT
                                      ---------------------------------------------    ---------------
                                                                  Production             Gross Plant
                                            Ownership              Capacity              in Service
                                               (%)                   (MW)              ($ in millions)
------------------------------------------------------------------------------------------------------
Production Units:
   Beckjord Unit 6                             50.0                   210                     57
   Conesville Unit 4                           16.5                   129                     31
   East Bend Station                           31.0                   186                    152
   Killen Station                              67.0                   418                    408
   Miami Fort Units 7&8                        36.0                   360                    127
   Stuart Station                              35.0                   823                    251
   Zimmer Station                              28.1                   365                    994
Transmission (at varying percentages)                                                         70

                     REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of DPL Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page IV-1 present fairly, in all material respects, the financial position of DPL Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page IV-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 21, 2000, except for Note 3,
as to which the date is February 4, 2000

Selected Quarterly Information (Unaudited)

                                                                         For the Three Months Ended
                                               March 31,               June 30,            September 30,          December 31,
$ in millions except per share amounts      1999        1998       1999        1998       1999       1998        1999       1998
--------------------------------------   ---------  ---------    -------- ---------- ---------- ---------- ----------- ----------
                                             $          $            $          $          $          $          $         $
Utility service revenues                     362.4      352.3       276.6     292.6      319.2      318.6      312.8       318.4
Income before income taxes                   117.4      111.9        59.3      59.4       90.8       80.4       64.6        57.8
Net income                                    72.5       70.2        37.4      35.2       53.6       47.5       40.7        36.2
Earnings per share of common stock            0.47       0.46        0.25      0.23       0.36       0.31       0.27        0.24
Dividends paid per share                     0.235      0.235       0.235     0.235      0.235      0.235      0.235       0.235
Common stock market price  - High         21-11/16    19-9/16      19-7/8   19-7/16     19-5/8     19-5/8    20-5/16      21-5/8
                           - Low            16-1/2      18         16-3/8  16-15/16   16-15/16   16-15/16    16-5/8     18-11/16

Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         None.

PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

DIRECTORS OF THE REGISTRANT

         The information required by this item of Form 10-K is set forth in DPL Inc.'s definitive Proxy Statement relating to the 2000 Annual Meeting of Shareholders ("2000 Proxy Statement"), which is incorporated herein by reference, and on pages I-15 and I-16 of this Form 10-K.

Item 11 - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The information required by this item of Form 10-K is set forth in the 2000 Proxy Statement, which is incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

         The information required by this item of Form 10-K is set forth in the 2000 Proxy Statement, which is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         None.

                                      III-1

PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                                                            Pages of 1999 Form
                                                                           10-K Incorporated by
                                                                               Reference
                                                                           --------------------
Report of Independent Accountants                                                 II-19

         (a) Documents filed as part of the Form 10-K

1.       FINANCIAL STATEMENTS


See Item 8 - Index to Financial Statements on page II-6, which page is incorporated herein by reference.

2.       FINANCIAL STATEMENT SCHEDULE

For the three years in the period ended December 31, 1999:

                                                                                 Page No.
                                                                           ---------------------
Schedule II - Valuation and qualifying accounts                                    IV-7

         The information required to be submitted in schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.


3.       EXHIBITS

         The following exhibits have been filed with the Securities and Exchange
         Commission and are incorporated herein by reference.

                                                                                        Incorporation by Reference
                                                                                     ----------------------------------
2            Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and    Exhibit A to the 1986 Proxy
             DP&L dated January 6, 1986...........................................   Statement (File No. 1-2385)

3(a)         Copy of Amended Articles of Incorporation of DPL Inc. dated January     Exhibit 3 to Report on Form 10-K
             4, 1991, and amendment dated December 3, 1991........................   for the year ended December 31,
                                                                                     1991 (File No. 1-9052)

3(b)         Copy of Amendment dated April 20, 1993 to DPL Inc.'s Amended Articles   Exhibit 3(b) to Report on Form
             of Incorporation.....................................................   10-K for the year ended
                                                                                     December 31, 1993 (File No.
                                                                                     1-9052)

4(a)         Copy of Composite Indenture dated as of October 1, 1935, between        Exhibit 4(a) to Report on Form
             DP&L 10-K  and The Bank of New York, Trustee with                       for the year ended December 31,
             all amendments through the                                              1985 (File No. 1-2385)
             Twenty-Ninth Supplemental Indenture..................................

4(b)         Copy of the Thirtieth Supplemental Indenture dated as of March 1,       Exhibit 4(h) to Registration
             1982, between DP&L and The Bank of New York, Trustee.................   Statement No. 33-53906

4(c)         Copy of the Thirty-First Supplemental Indenture dated as of             Exhibit 4(h) to Registration
             November 1, 1982, between DP&L and The Bank of New York, Trustee.....   Statement No. 33-56162

             Copy of the Thirty-Second Supplemental Indenture dated as of            Exhibit 4(i) to Registration
4(d)         November 1, 1982, between DP&L and The Bank of New York, Trustee.....   Statement No. 33-56162

4(e)         Copy of the Thirty-Third Supplemental Indenture dated as of             Exhibit 4(e) to Report on Form
             December 1, 1985, between DP&L and The Bank of New York, Trustee.....   10-K for the year ended
                                                                                     December 31, 1985 (File No.
                                                                                     1-2385)

4(f)         Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1,   Exhibit 4 to Report on Form 10-Q
             1986, between DP&L and The Bank of New York, Trustee.................   for the quarter ended June 30,
                                                                                     1986 (File No. 1-2385)
                                      IV-2


4(g)         Copy of the Thirty-Fifth Supplemental Indenture dated as of December    Exhibit 4(h) to Report on Form
             1, 1986, between DP&L and The Bank of New York, Trustee..............   10-K for the year ended December
                                                                                     31, 1986 (File No. 1-9052)

4(h)         Copy of the Thirty-Sixth Supplemental Indenture dated as of             Exhibit 4(i) to Registration
             August 15, 1992, between DP&L and The Bank of New York, Trustee......   Statement No. 33-53906

4(i)         Copy of the Thirty-Seventh Supplemental Indenture dated as of           Exhibit 4(j) to Registration
             November 15, 1992, between DP&L and The Bank of New York, Trustee....   Statement No. 33-56162

4(j)         Copy of the Thirty-Eighth Supplemental Indenture dated as of            Exhibit 4(k) to Registration
             November 15, 1992, between DP&L and The Bank of New York, Trustee....   Statement No. 33-56162

4(k)         Copy of the Thirty-Ninth Supplemental Indenture dated as of January     Exhibit 4(k) to Registration
             15, 1993, between DP&L and The Bank of New York, Trustee.............   Statement No. 33-57928

4(l)         Copy of the Fortieth Supplemental Indenture dated as of February 15,    Exhibit 4(m) to Report on
             1993, between DP&L and The Bank of New York, Trustee.................   Form 10-K for the year ended
                                                                                     December 31, 1992 (File No.
                                                                                     1-2385)

4(m)         Copy of Forty-First Supplemental Indenture dated as of February 1,      Exhibit 4(m) to Report on Form
             1999, between DP&L and the Bank of New York, Trustee.................   10-K for the year ended December
                                                                                     31, 1998 (File No. 1-2385)

4(n)         Copy of the Credit Agreement dated as of November 2, 1989 between       Exhibit 4(k) to DPL Inc.'s
             DPL Inc., the Bank of New York, as agent,                               Registration Statement on
             and the banks named therein.........................................    Form S-3 (File No. 33-32348)


4(o)         Copy of the Note Purchase Agreement dated as of April 6, 1999 for       Exhibit 4 to Report on Form 10-Q
             $500 million of 6.32% Senior Notes due 2004..........................   dated June 30, 1999 (File No.
                                                                                     1-9052)

4(p)         Copy of Shareholder Rights Agreement between DPL Inc. and The First     Exhibit 4 to Report on Form 8-K
             National Bank of Boston..............................................   dated December 13, 1991
                                                                                     (File No. 1-9052)

4(q)         Copy of Securities Purchase Agreement dated as of February 1, 2000      Exhibit 99(b) to Schedule TO
             by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC      dated February 4, 2000 (File No.
             and Dayton Ventures Inc. and certain exhibits thereto................   1-9052)




10(a)        Description of Management Incentive Compensation Program for Certain    Exhibit 10(c) to Report on Form
             Executive Officers...................................................   10-K for the year ended
                                                                                     December 31, 1986 (File
                                                                                     No. 1-9052)

10(b)        Copy of Severance Pay Agreement with Certain Executive Officers......   Exhibit 10(f) to Report on Form
                                                                                     10-K for the year ended
                                                                                     December 31, 1987 (File
                                                                                     No. 1-9052)

10(c)        Copy of Supplemental Executive Retirement Plan amended August 6, 1991   Exhibit 10(e) to Report on Form
                                                                                     10-K for the year ended December
                                                                                     31, 1991 (File No. 1-9052)

10(d)        Amended description of Directors' Deferred Stock Compensation Plan      Exhibit 10(d) to Report on Form
             effective January 1, 1993............................................   10-K for the year ended
                                                                                     December 31, 1993 (File No.
                                                                                     1-9052)

10(e)        Amended description of Deferred Compensation Plan for Non-Employee      Exhibit 10(e) to Report on Form
             Directors effective January 1, 1993..................................   10-K for the year ended December
                                                                                     31, 1993 (File No. 1-9052)

10(f)        Copy of Management Stock Incentive Plan amended January 1, 1993......   Exhibit 10(f) to Report on Form
                                                                                     10-K for the year ended
                                                                                     December 31, 1993 File No.
                                                                                     1-9052)

18           Copy of preferability letter relating to change                         Exhibit 18 to Report on Form
             in accounting for unbilled revenues from                                10-K for the year ended
             Price Waterhouse LLP.................................................   December 31, 1987
                                                                                     (File No. 1-9052)

             The following exhibits are filed herewith:
                                                                                                 Page No.
                                                                                     ----------------------------------
21           List of Subsidiaries of DPL Inc......................................

23           Consent of PricewaterhouseCoopers LLP................................

27           Financial Data Schedule..............................................

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

                                     DPL Inc.

                                     Registrant

February 16, 2000                               /s/ Allen M. Hill
                                     -------------------------------------------
                                                   Allen M. Hill
                                        President and Chief Executive Officer
                                              (principal executive officer)

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                Director                                      February   , 2000
----------------------------------------
             (T. J. Danis)

                                                Director                                      February   , 2000
----------------------------------------
           (J. F. Dicke, II)

         /s/ Peter H. Forster                   Director and Chairman                         February 16, 2000
----------------------------------------
            (P. H. Forster)

           /s/ Ernie Green                      Director                                      February 16, 2000
----------------------------------------
              (E. Green)

           /s/ Jane G. Haley                    Director                                      February 16, 2000
----------------------------------------
             (J. G. Haley)

           /s/ Allen M. Hill                    Director, President and Chief                 February 16, 2000
----------------------------------------        Executive Officer (principal financial and
              (A. M. Hill)                      accounting officer)








                                                Director                                      February   , 2000
----------------------------------------
          (W A. Hillenbrand)

         /s/ David R. Holmes                    Director                                      February 16, 2000
----------------------------------------
            (D. R. Holmes)

                                                Director                                      February   , 2000
----------------------------------------
            (B. R. Roberts)

                                                                     SCHEDULE II

                                    DPL INC.
                        VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

----------------------------------------------- --------------- ------------------------ -------------- ---------------
                   COLUMN A                        COLUMN B            COLUMN C            COLUMN D        COLUMN E
----------------------------------------------- --------------- ------------------------ -------------- ---------------
                                                                       Additions
                                                                ------------------------
                                                  Balance at
                                                 Beginning of   Charged to                Deductions      Balance at
                 Description                        Period        Income       Other          (1)       End of Period
-----------------------------------------------------------------------------------------------------------------------
                                              -----------------------------------thousands-----------------------------

1999:
Deducted from accounts receivable--
   Provision for uncollectible accounts...         $  4,744      $  5,171      $  -         $  5,560        $  4,355

1998:
Deducted from accounts receivable--

   Provisions for uncollectible accounts..         $  5,007      $  8,182      $  -         $  8,445        $  4,744

1997:
Deducted from accounts receivable--

   Provisions for uncollectible accounts..         $  5,083      $  5,865      $  -         $  5,941        $  5,007

(1) Amounts written off, net of recoveries of accounts previously written off.