Form 10-Q
period 2000-03-31
DPL INC
filed 2000-05-15
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2000

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

 YES  X     NO
     ---       ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value
and Preferred Share Purchase Rights              132,138,604 Shares
-----------------------------------        -------------------------------
     (Title of each class)                 (Outstanding at March 31, 2000)

                               DPL INC.

                                INDEX


                                                               Page No.
                                                               --------
Part I.  Financial Information


     Item 1.  Financial Statements

          Consolidated Statement of Results of Operations          1

          Consolidated Statement of Cash Flows                     2

          Consolidated Balance Sheet                               3

          Consolidated Statement of Shareholders' Equity           5

          Notes to Consolidated Financial Statements               6

          Operating Statistics                                     8

     Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                10

     Item 3.  Quantitative and Qualitative Disclosures about
               Market Risk                                        13


Part II.  Other Information                                       14

     Signatures                                                   15

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.

                                                Three Months Ended
                                                     March 31
                                                ------------------
                                                  2000     1999
                                                  ----     ----
                                                   --millions--

Revenues
--------
Utility Service Revenues --
  Electric                                      $258.9   $259.9
  Gas                                            101.4    102.5
Other revenues                                    26.3     21.1
                                                ------   ------
   Total Revenues                                386.6    383.5

Expenses
--------
Fuel and purchased power                          57.8     61.2
Gas purchased for resale                          90.8     84.2
Operation and maintenance                         47.8     38.0
Depreciation and amortization                     34.3     33.0
Amortization of regulatory assets, net             6.9      6.5
General taxes                                     34.5     34.3
                                                ------   ------
   Total Expenses                                272.1    257.2
                                                ------   ------

Operating Income                                 114.5    126.3

Other Income (Deductions)
-------------------------
Investment income                                 17.4     17.1
Other income (deductions)                         (9.3)     0.4
Interest expense                                 (33.7)   (26.4)
Trust preferred distributions by subsidiary       (6.1)     -
                                                ------   ------
Income before income taxes                        82.8    117.4

Income taxes                                      32.7     44.9
                                                ------   ------
Net income                                      $ 50.1   $ 72.5
                                                ======   ======
Average Number of Common Shares
 Outstanding (millions)                          145.4    152.9

Earnings Per Share of Common Stock - Basic
 and Diluted                                    $ 0.34   $ 0.47

Dividends Paid Per Share of Common Stock        $0.235   $0.235


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.


                                                      Three Months Ended
                                                           March 31
                                                      ------------------
                                                        2000      1999
                                                        ----      ----
                                                         --millions--
Operating Activities
--------------------
Cash received from utility customers                  $361.6    $341.1
Other operating cash receipts                           38.7      26.0
Cash paid for:
  Fuel and purchased power                             (51.2)    (53.8)
  Purchased gas                                        (65.0)    (73.0)
  Operation and maintenance labor                      (21.0)    (24.2)
  Nonlabor operating expenditures                      (52.1)    (16.6)
  Interest                                             (30.8)    (29.8)
  Income taxes                                         (24.1)    (12.4)
  Property, excise and payroll taxes                   (56.7)    (55.7)
                                                      ------    ------
Net cash provided by operating activities               99.4     101.6

Investing Activities
--------------------
Capital expenditures                                   (67.0)    (20.5)
Purchases of available-for-sale financial assets       (91.8)   (130.4)
Sales of available-for-sale financial assets            28.0      72.0
                                                      ------    ------
Net cash used for investing activities                (130.8)    (78.9)

Financing Activities
--------------------
Issuance of preferred securities                       479.3       -
Issuance of long-term debt                             421.4       -
Issuance of warrants                                    47.9       -
Retirement of long-term debt                            (2.5)     (2.0)
Dividends paid on common stock                         (35.3)    (36.1)
Issuance (retirement) of short-term debt              (227.0)     45.5
Purchase of treasury stock                            (585.2)    (30.5)
                                                      ------    ------
Net cash provided by (used for) financing activities    98.6     (23.1)


Cash and temporary cash investments--
-----------------------------------
Net change                                              67.2      (0.4)
Balance at beginning of period                         111.9      13.7
                                                      ------    ------
Balance at end of period                              $179.1    $ 13.3
                                                      ======    ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.


                                                    At           At
                                                 March 31,   December 31,
                                                   2000         1999
                                                 ---------   ------------
                                                      --millions--
ASSETS

Property
--------
Electric property                                $3,402.5     $3,385.0
Gas property                                        332.7        330.6
Other property                                      226.5        184.7
                                                 --------     --------
  Total property                                  3,961.7      3,900.3

Less--
  Accumulated depreciation and amortization      (1,667.6)    (1,633.5)
                                                 --------     --------
     Net property                                 2,294.1      2,266.8
                                                 --------     --------
Current Assets
--------------
Cash and temporary cash investments                 179.1        111.9
Accounts receivable, less provision for
 uncollectible accounts of $2.3 and
 $4.3, respectively                                 207.0        218.1
Inventories, at average cost                         70.1         93.1
Deferred property and excise taxes                   61.8         94.6
Other                                                72.9         71.7
                                                 --------     --------
  Total current assets                              590.9        589.4
                                                 --------     --------
Other Assets
------------
Financial assets                                  1,179.8      1,094.4
Income taxes recoverable through future revenues    165.5        168.5
Other regulatory assets                              45.4         53.3
Other                                               168.8        168.0
                                                 --------     --------
  Total other assets                              1,559.5      1,484.2
                                                 --------     --------
Total Assets                                     $4,444.5     $4,340.4
                                                 ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                              (continued)
                               DPL INC.

                                                    At           At
                                                 March 31,   December 31,
                                                   2000         1999
                                                 ---------   ------------
                                                     --millions--
CAPITALIZATION AND LIABILITIES

Capitalization
--------------
Common shareholders' equity--
  Common stock                                  $    1.3     $    1.6
  Other paid-in capital                            125.9        739.0
  Warrants                                          50.0          -
  Common stock held by employee plans              (90.5)       (90.7)
  Accumulated other comprehensive income           118.9        109.8
  Earnings reinvested in the business              706.8        691.9
                                                 -------      -------
     Total common shareholders' equity             912.4      1,451.6

Preferred stock equity                              22.9         22.9
Preferred stock subject to mandatory redemption      0.1          -
Company obligated mandatorily redeemable
 trust preferred securities of subsidiary
 holding solely parent debentures                  504.2          -
Long-term debt                                   1,756.0      1,336.6
                                                --------     --------
     Total capitalization                        3,195.6      2,811.1
                                                --------     --------
Current Liabilities
-------------------
Accounts payable                                   109.2        130.4
Accrued taxes                                      135.6        170.6
Accrued interest                                    33.0         33.1
Short-term debt                                     67.1        294.1
Current deferred income tax                         25.5         10.0
Other                                               41.8         56.6
                                                --------     --------
     Total current liabilities                     412.2        694.8
                                                --------     --------
Deferred Credits and Other
--------------------------
Deferred taxes                                     466.3        471.9
Unamortized investment tax credit                   65.6         66.4
Insurance and claims costs                         141.1        140.0
Other                                              163.7        156.2
                                                --------     --------
     Total deferred credits and other              836.7        834.5
                                                --------     --------
Total Capitalization and Liabilities            $4,444.5     $4,340.4
                                                ========     ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                               DPL INC.

              Three Months Ended March 31, 2000 and 1999


                                                                   Common
                              Common Stock                         Stock      Accum.   Earnings
                           -------------------  Other              Held by-   Other    Reinvested
                           Outstanding          Paid-In            Employee   Comp.    in the
$ in millions                Shares     Amount  Capital  Warrants  Plans      Income   Business     Total
---------------------------------------------------------------------------------------------------------
2000:
Beginning balance          157,801,404   $1.6   $739.0       -     $(90.7)    $109.8   $691.9    $1,451.6

 Net income                                                                              50.1
 Unrealized gains, net
  of reclasification                                                             9.2
  adjustments, after tax
Total comprehensive income                                                                           59.3

Common stock dividends                                                                  (35.3)      (35.3)
Issuance of securities                           (23.1)    50.0                                      26.9
Treasury stock             (25,662,800)  (0.3)  (590.9)                                            (591.2)
Employee stock plans                               0.9                0.2                             1.1
Other                                                      (0.1)                          0.1         -
                           ------------------------------------------------------------------------------
Ending balance             132,138,604   $1.3   $125.9    $50.0    $(90.5)    $118.9   $706.8      $912.4
                           ==============================================================================

1999:
Beginning balance          161,264,604   $1.6   $799.0      -      $(94.4)    $ 47.2   $630.3    $1,383.7

 Net income                                                                              72.5
 Unrealized gains, net
  of reclassification
  adjustments, after tax                                                         2.2
Total comprehensive income                                                                           74.7

Common stock dividends                                                                  (36.1)      (36.1)
Treasury stock              (1,983,600)   -      (35.3)                                             (35.3)
Employee stock plans                               0.5                1.7                             2.2
                           ------------------------------------------------------------------------------
Ending balance             159,281,004   $1.6   $764.2      -      $(92.7)    $ 49.4   $666.7    $1,389.2
                           ==============================================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements

1. DPL Inc. has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1999 Annual Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

     In the opinion of management, the information included in this Form 10-Q reflects all adjustments which are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3.   Business Segment Reporting

     DPL Inc.'s principal subsidiary, DP&L, provides energy services to its customers within a 6,000 square mile service territory. DP&L sells and distributes electricity and natural gas to residential, commercial, industrial and governmental customers. As a result of legislation that will give electric utility customers a choice of energy providers starting January 1, 2001, DP&L has begun aligning its business units. For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," DPL Inc.'s results are classified in two reportable segments, electric and natural gas. Amounts attributed to segments below the quantitative thresholds for separate disclosure are primarily for a natural gas supply management company, insurance, electric peaking generation and street lighting services.

SEGMENT INFORMATION
                                             For the three months
                                                ended March 31,
$ in millions                                    2000      1999
------------------------------------------------------------------
                                                  $         $
ELECTRIC
--------
Revenues from external customers                258.9     259.9
Intersegment revenues                             0.6       1.2
Earnings before interest and taxes               95.9     101.8

NATURAL GAS
-----------
Revenues from external customers                101.4     102.5
Intersegment revenues                             0.5       0.8
Earnings before interest and taxes               20.3      23.8

OTHER
-----
Revenues from external customers                 26.3      21.1
Intersegment revenues                             1.8       1.8
Earnings before interest and taxes               (1.7)      0.7

TOTAL
-----
Revenues from external customers                386.6     383.5
Intersegment revenues                             2.9       3.8
Earnings before interest and taxes              114.5     126.3

Profit or Loss Reconciliation (a)
---------------------------------
Total earnings before interest and taxes        114.5     126.3
Investment income                                17.4      17.1
Other income and deductions                      (9.3)      0.4
Interest expense                                (33.7)    (26.4)
Trust preferred distributions by subsidiary      (6.1)      -
  Income before income taxes                     82.8     117.4

(a) For categories not reconciled above, segment totals equal consolidated totals.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                 2000      1999
                                                 ----      ----
Electric
--------
Sales (millions of kWh)--
  Residential                                   1,340     1,414
  Commercial                                      825       798
  Industrial                                    1,158     1,123
  Other                                           872       908
                                              -------   -------
     Total                                      4,195     4,243

Revenues (thousands of $)--
  Residential                                 110,868   114,101
  Commercial                                   57,027    55,249
  Industrial                                   55,487    54,783
  Other                                        36,121    36,293
                                              -------   -------
     Total                                    259,503   260,426

Other Electric Statistics--
  Average price per kWh-retail and
   wholesale customers (cents)                   6.11      6.04
  Fuel cost per net kWh generated (cents)        1.18      1.26
  Electric customers at end of period         496,142   491,840
  Average kWh use per residential customer 3,030 3,223 Peak demand-maximum one hour
   use (MW), (net)                              2,666     2,561

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                               Three Months Ended
                                                    March 31
                                               ------------------
                                                 2000      1999
                                                 ----      ----
Gas
---
Sales (millions of MCF)--
  Residential                                  11,634    13,188
  Commercial                                    3,554     3,947
  Industrial                                    1,066     1,237
  Other                                           470       673
  Transportation gas delivered                  6,893     6,513
                                              -------   -------
     Total                                     23,617    25,558

Revenues (thousands of $)--
  Residential                                  67,228    68,615
  Commercial                                   19,657    19,622
  Industrial                                    5,655     5,827
  Other                                         8,940     8,449
                                              -------   -------
     Total                                    101,480   102,513

Other Gas Statistics--
  Average price per MCF-retail customers ($)     5.68      5.11
  Gas customers at end of period              309,743   307,018

Degree Days (based on calendar month)--
  Heating                                       2,606     2,843
  Cooling                                           -         -

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

     DPL Inc.'s earnings for the first quarter of 2000 were $0.34 per share, down 28% from $0.47 per share earned in the first quarter a year ago. The earnings reduction is primarily attributable to an increase in operation and maintenance expenses, an increase in interest expense caused by an increase in long-term debt and costs associated with the issuance by a subsidiary company of preferred stock subject to mandatory redemption.

Financial Condition
-------------------
     On February 2, 2000, DPL Inc. entered into a series of recapitalization transactions including the issuance to Kohlberg Kravis Roberts & Co. ("KKR"), an investment company, of $550 million of a combination of voting preferred and trust preferred securities and warrants. The securities were issued through a private offering pursuant to Section 4(2) of the Securities Act of 1933. The trust preferred securities sold to KKR have an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, have a maturity of 30 years (subject to acceleration to six months after the exercise of the warrants) and pay distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatorily redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL Inc.'s total voting rights and the nomination of one Board seat. The 31.6 million warrants, representing approximately 19.9% of DPL Inc.'s shares currently outstanding, have a term of 12 years, an exercise price of $21 per share and were sold for an aggregate purchase price of $50 million. The $550 million KKR investment closed on March 13, 2000. DPL Inc. will recognize the trust preferred securities original issue discount in 2000.

     DPL Inc. used the proceeds from this recapitalization, combined with $425 million of new debt capital to retire $227 million of short-term debt and repurchase 25.7 million common shares at a weighted average purchase price of $23 per share. The $425 million issuance of 8.25% Senior Notes due 2007 closed on February 24, 2000. The remaining proceeds will be used to continue the company's stock buy back plan, its planned generation strategy and other capital needs.

     On February 4, 2000, DPL Inc. initiated an Offer to Purchase for Cash up to 25 million common shares, or approximately 16% of outstanding shares, at a price of $20-$23, via a modified Dutch Auction process. This tender expired on March 3, 2000. DPL accepted for purchase 25 million shares, or 16% of its common stock, at a price of $23 per share. DPL Inc. currently intends to purchase up to an additional 6.6 million shares. At the end of the first quarter 662,800 additional shares were repurchased.

     On April 19, 2000, DPL Inc. announced Phase Four of its electric peaking generation expansion plan with the purchase of two additional General Electric ("GE") combustion turbine peaking units. Each natural gas-fired unit is rated at 80 megawatts ("MW") for a total of 160 MW, representing an investment of more than $60 million. The units are expected to be online by the end of 2001.

     The first four phases of the peaking generation additions represent an investment of $270 million and will increase peaking capacity by almost 800 MW by the end of 2001. Phases One and Two, representing 475 MW, will be operating by June of this year.

     Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DPL Inc.'s ability to complete its capital projects and the reliability of future service will be affected by its financial condition and the availability of external funds at reasonable cost.

     At March 31, 2000, DPL Inc.'s cash and temporary cash investment balance was $179.1 million. DPL Inc. held financial assets valued as of March 31, 2000 at $1,179.8 million. Financial assets include direct and indirect managed debt and equity securities.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At March 31, 2000, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At March 31, 2000, DPL Inc. had no borrowings outstanding from this line and $67.1 million in commercial paper outstanding.
DP&L has $75 million available in short-term informal lines of credit. At March 31, 2000, DP&L had no borrowings outstanding under these informal lines and no commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2000-2004.

Results of Operations
---------------------
     Electric revenues decreased $1.0 million from the first quarter last year primarily due to a 5% decrease in residential sales partially offset by a 3% increase in business sales. Gas revenues decreased $1.1 million from the first quarter last year as a result of a 12% decrease in retail sales. The sales decreases were primarily attributable to warmer weather.

     Fuel and purchased power decreased $3.4 million from the first quarter last year primarily due to lower sales as a result of milder weather, which was partially offset by higher purchased power expense.

     Gas purchased for resale in the first quarter increased $6.6 million compared to the same quarter last year because of increased non-utility sales coupled with higher gas costs.

     Operation and maintenance expense increased from last year by $9.8 million for the first quarter due primarily to increased compensation plan expenses.

     Depreciation and amortization increased $1.3 million from last year because of increased property investment.

     Interest expense increased $7.3 million from the first quarter of 1999 primarily because of an increase in long-term debt. The weighted average interest rate on long-term debt outstanding was 7.3% and 7.6% for the quarter ended March 31, 2000 and March 31, 1999, respectively.

     The $6.1 million of trust preferred distributions is for one-half month's amortization of the initial issuance discount and distributions at 8.5% related to the new trust preferred securities sold to KKR.

     Income taxes decreased $12.2 million from last year because of lower taxable income caused by the factors discussed previously.

Issues and Financial Risks
--------------------------
     Responding to Ohio legislation regarding energy companies that became effective in October 1999, DP&L is separating into various business units and evaluating each unit on a stand-alone basis. Business units not complementing DP&L's going-forward strategy may be divested. As a result of this evaluation process, DP&L reached an agreement to sell its natural gas retail distribution business unit for $425 million. This all-cash sale of assets (book value approximating $250 million at December 31, 1999) is subject to regulatory approvals and is expected to close by the end of the second quarter, 2000. The after-tax proceeds from the sale will be used to continue its planned generation strategy, to continue DPL Inc.'s stock buy back program and to finance in part other business unit capital needs.

     The Compact Agreement between DP&L and Local 175, Utility Workers of America, AFL-CIO expired on October 31, 1999. Management and Union Negotiations Committees are discussing provisions of a new agreement that will be responsive to the changes in business conditions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.
         ----------------------------------------------------------

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

                            Expected Maturity Date
                       -------------------------------------------------------
                                                         There-          Fair
                       2000   2001   2002   2003   2004  after   Total   Value
                       -------------------------------------------------------
Long-term Debt
--------------
Amount ($ in millions)   $5     $6     $7     $8   $510   $806  $1,342  $1,311
Average rate           7.7%   7.7%   7.8%   7.8%   6.3%   7.3%    6.9%


     DPL Inc. issued $425 million of Senior Notes Due 2007, with an interest rate of 8.25% in February, 2000. The proceeds are being used to continue its planned growth strategy, retire short-term debt and repurchase common shares. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt including the issuance of this new debt.

                 Expected Maturity Date (Including $425 Senior Notes Due 2007)
                 -------------------------------------------------------------
                                                        There-           Fair
                      2000   2001   2002   2003   2004  after    Total   Value
                 -------------------------------------------------------------
Long-term Debt
--------------
Amount ($ in millions)  $5     $6     $7     $8   $510  $1,222  $1,767  $1,736
Average rate          7.7%   7.7%   7.8%   7.8%   6.3%    7.6%    7.3%

     Because the long-term debt is at a fixed rate, the primary market risk to DPL Inc. is short-term interest rate risk. The carrying value and fair value of short-term debt was $294 million with a weighted average interest rate of 5.9% at December 31, 1999. The carrying value and fair value of short-term debt outstanding has been reduced to $67 million as of March 31, 2000. The interest expense risk related to short-term debt at December 31, 1999 was estimated to be approximately an increase/decrease of less than $1 million if the weighted average cost for each quarter increased/decreased by 10%. With the reduction in short-term debt in the first quarter 2000, the interest expense risk has become negligible.

     The fair value of available-for-sale securities was $1,221.6 million and $1,113.1 million at March 31, 2000 and December 31, 1999, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $121.2 million and $111.3 million at March 31, 2000 and December 31, 1999, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of March 31, 2000, there have been no other material changes in the above information since the end of the preceding fiscal year.

                     Part II.  Other Information


Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

     At DPL Inc.'s Annual Meeting of Shareholders held on April 11, 2000, four directors were elected, each of whom will serve a three-year term expiring in 2003. The nominees were elected as follows:
Ernie Green, 135,193,043 shares FOR, 2,381,090 shares WITHHELD; David
R. Holmes, 135,258,863 shares FOR, 2,315,270 shares WITHHELD; Burnell
R. Roberts, 135,015,539 shares FOR, 2,558,594 shares WITHHELD; and George R. Roberts, 134,785,257 shares FOR, 2,788,876 shares WITHHELD.

     DPL Inc.'s Stock Option Plan was also approved as follows:
89,895,075 shares FOR, 20,788,158 shares AGAINST, 4,159,344 shares
WITHHELD, and 22,731,556 shares NOT VOTED.

Item 5. Other Information.
        -----------------

Rate Regulation and Government Legislation
------------------------------------------

     On July 22, 1998, the Public Utilities Commission of Ohio ("PUCO") approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO Staff which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000. The PUCO issued the final rules on March 30, 2000 and April 6, 2000.

     In October 1999, legislation ("the Legislation") became effective in Ohio giving electric utility customers a choice of energy providers starting January 1, 2001. Under the Legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. As required by the Legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. In order to finalize DP&L's specific requirements under the new Legislation, a hearing has been scheduled for June 5, 2000. DP&L is unable to predict the outcome of the regulatory process which could have an impact on DP&L's future financial position, earnings or cash flows.

     On March 10, 2000, Ohio Governor Robert Taft reappointed
Commissioner Ronda H. Fergus to a five-year term with the PUCO that expires in April 2005.

Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

     (a)  The following exhibit is filed herewith:

           Exhibit No.         Description
           -----------         -----------------------
               27              Financial Data Schedule

      (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed by DPL Inc. during the quarter ended March 31, 2000.



                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           DPL INC.
                                   ------------------------
                                         (Registrant)




Date:        May 15, 2000          /s/Elizabeth M. McCarthy
             ------------          ------------------------
                                   Elizabeth M. McCarthy
                                   Vice President and Chief
                                   Accounting Officer




Date:        May 15, 2000          /s/Stephen F. Koziar, Jr.
             ------------          -------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and
                                   Secretary