Form 10-Q
period 2000-06-30
DPL INC
filed 2000-08-14
CIK 787250

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q


      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2000

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

 YES  X     NO
     ---       ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value
and Preferred Share Purchase Rights           129,950,104 Shares
-----------------------------------     ------------------------------
      (Title of each class)             (Outstanding at June 30, 2000)

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

            CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

                               DPL INC.

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                         ------------------   ----------------
                                              2000     1999     2000     1999
                                              ----     ----     ----     ----
                                              --millions--      --millions--

Revenues
--------
Utility Service Revenues --
  Electric                                  $260.9   $247.6   $519.8   $507.4
  Gas                                         31.1     29.0    132.6    131.5
Other revenues                                22.8     13.7     49.0     34.9
                                            ------   ------   ------   ------
     Total Revenues                          314.8    290.3    701.4    673.8

Expenses
--------
Fuel and purchased power                      65.6     61.0    123.5    122.1
Gas purchased for resale                      34.9     24.3    125.7    108.5
Operation and maintenance                     51.7     49.7     99.4     87.7
Depreciation and amortization                 35.3     32.8     69.6     65.8
Amortization of regulatory assets, net         6.3      5.9     13.2     12.3
General taxes                                 31.3     34.1     65.9     68.4
                                            ------   ------   ------   ------
     Total Expenses                          225.1    207.8    497.3    464.8
                                            ------   ------   ------   ------
Operating Income                              89.7     82.5    204.1    209.0

Other Income (Deductions)
-------------------------
Investment income                             12.5     10.5     28.5     27.5
Other income (deductions)                     (8.4)    (4.6)   (17.6)    (4.2)
Interest expense                             (33.3)   (29.1)   (65.6)   (55.5)
Trust preferred distributions by subsidiary  (37.0)     -      (43.1)     -
                                            ------   ------   ------   ------
Income before income taxes                    23.5     59.3    106.3    176.8

Income taxes                                   7.7     21.9     40.4     66.9
                                            ------   ------   ------   ------
Net income                                  $ 15.8   $ 37.4   $ 65.9   $109.9
                                            ======   ======   ======   ======
Average Number of Common Shares
 Outstanding (millions)                      124.2    151.2    134.8    152.0

Earnings Per Share of Common Stock -
 Basic                                      $ 0.13   $ 0.25   $ 0.49   $ 0.72
Earnings Per Share of Common Stock -
 Diluted                                    $ 0.12   $ 0.25   $ 0.48   $ 0.72

Dividends Paid Per Share of Common
 Stock                                      $0.235   $0.235   $ 0.47   $ 0.47


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                 CONSOLIDATED STATEMENT OF CASH FLOWS

                               DPL INC.

                                                   Six Months Ended
                                                       June 30
                                                   ----------------
                                                    2000      1999
                                                    ----      ----
                                                     --millions--
Operating Activities
--------------------
Cash received from utility customers              $680.2    $646.6
Other operating cash receipts                       69.0      51.8
Cash paid for:
  Fuel and purchased power                        (115.2)   (116.7)
  Purchased gas                                   (114.7)   (116.5)
  Operation and maintenance labor                  (42.9)    (39.6)
  Nonlabor operating expenditures                 (107.7)    (56.1)
  Interest                                         (64.3)    (50.2)
  Income taxes                                     (76.3)    (61.7)
  Property, excise and payroll taxes               (83.1)    (78.1)
                                                  ------    ------
Net cash provided by operating activities          145.0     179.5

Investing Activities
--------------------
Capital expenditures                              (141.7)    (57.8)
Purchases of available-for-sale financial assets  (139.5)   (190.2)
Sales of available-for-sale financial assets        43.6      99.1
                                                  ------    ------
Net cash used for investing activities            (237.6)   (148.9)

Financing Activities
--------------------
Issuance of preferred securities                   478.9       -
Issuance of long-term debt                         421.1     497.4
Issuance of warrants                                47.8       -
Retirement of long-term debt                        (2.9)   (239.6)
Dividends paid on common stock                     (64.6)    (71.6)
Retirement of short-term debt                     (252.2)   (151.1)
Purchase of treasury stock                        (635.7)    (45.3)
                                                  ------    ------
Net cash used for financing activities              (7.6)    (10.2)

Cash and temporary cash investments--
-----------------------------------
Net change                                        (100.2)     20.4
Balance at beginning of period                     111.9      13.7
                                                  ------   -------
Balance at end of period                          $ 11.7   $  34.1
                                                  ======   =======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET

                               DPL INC.

                                                    At            At
                                                 June 30,     December 31,
                                                   2000          1999
                                                 --------     ------------
                                                      --millions--
ASSETS
------
Property
--------
Electric property                                $3,590.7      $3,456.4
Gas property                                        333.3         330.6
Other property                                      115.6         113.3
                                                 --------      --------
  Total property                                  4,039.6       3,900.3

Less--
  Accumulated depreciation and amortization      (1,702.3)     (1,633.5)
                                                 --------      --------
     Net property                                 2,337.3       2,266.8

Current Assets
--------------
Cash and temporary cash investments                  11.7         111.9
Accounts receivable, less provision for
 uncollectible accounts of $2.3 and $4.3,
 respectively                                       191.7         218.1
Inventories, at average cost                         64.6          93.1
Taxes applicable to subsequent years                 72.6          94.6
Other                                                45.2          71.7
                                                 --------      --------
  Total current assets                              385.8         589.4

Other Assets
------------
Financial assets                                  1,243.3       1,094.4
Income taxes recoverable through future
 revenues                                           162.6         168.5
Other regulatory assets                              38.1          53.3
Other                                               170.0         168.0
                                                 --------      --------
  Total other assets                              1,614.0       1,484.2
                                                 --------      --------
Total Assets                                     $4,337.1      $4,340.4
                                                 ========      ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                      CONSOLIDATED BALANCE SHEET
                             (continued)
                               DPL INC.

                                                    At            At
                                                 June 30,     December 31,
                                                   2000          1999
                                                 --------     ------------
                                                      --millions--
CAPITALIZATION AND LIABILITIES
------------------------------
Capitalization
--------------
Common shareholders' equity--
  Common stock                                   $    1.3      $    1.6
  Other paid-in capital                              75.0         739.0
  Warrants                                           50.0           -
  Common stock held by employee plans               (92.8)        (90.7)
  Accumulated other comprehensive income            133.4         109.8
  Earnings reinvested in the business               664.5         691.9
                                                 --------      --------
     Total common shareholders' equity              831.4       1,451.6

Preferred stock equity                               22.9          22.9
Preferred stock subject to mandatory
 redemption                                           0.1           -
Company obligated mandatorily redeemable
 trust preferred securities of subsidiary
 holding solely parent debentures                   529.1           -
Long-term debt                                    1,755.7       1,336.6
                                                 --------      --------
     Total capitalization                         3,139.2       2,811.1
                                                 --------      --------
Current Liabilities
-------------------
Accounts payable                                     87.9         130.4
Accrued taxes                                        93.1         170.6
Accrued interest                                     43.2          33.1
Short-term debt                                      41.8         294.1
Dividends payable                                    31.3           -
Current deferred income tax                          30.3          10.0
Other                                                31.0          56.6
                                                 --------      --------
     Total current liabilities                      358.6         694.8
                                                 --------      --------
Deferred Credits and Other
--------------------------
Deferred taxes                                      458.8         471.9
Unamortized investment tax credit                    64.9          66.4
Insurance and claims costs                          142.3         140.0
Other                                               173.3         156.2
                                                 --------      --------
     Total deferred credits and other               839.3         834.5
                                                 --------      --------
Total Capitalization and Liabilities             $4,337.1      $4,340.4
                                                 ========      ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                               DPL INC.

                Six Months Ended June 30, 2000 and 1999

                                                                   Common
                              Common Stock                         Stock      Accum.    Earnings
                           -------------------  Other              Held by    Other     Reinvested
                           Outstanding          Paid-In            Employee   Comp.     in the
$ in millions                Shares     Amount  Capital  Warrants  Plans      Income    Business    Total
---------------------------------------------------------------------------------------------------------
2000:
Beginning balance          157,801,404   $1.6   $739.0      -      $(90.7)    $109.8    $691.9   $1,451.6

Net income                                                                                65.9
Unrealized gains, net
 of reclassification
 adjustments, after tax                                                         23.6
Total comprehensive income                                                                           89.5
Common stock dividends                                                                   (93.4)     (93.4)
Issuance of securities                           (23.3)    50.0                                      26.7
Treasury stock             (27,851,300)  (0.3)  (641.9)                                            (642.2)
Employee stock plans                               1.2               (2.1)                           (0.9)
Other                                                                                      0.1        0.1
---------------------------------------------------------------------------------------------------------
Ending balance             129,950,104   $1.3   $ 75.0    $50.0    $(92.8)    $133.4    $664.5   $  831.4
=========================================================================================================

1999:
Beginning balance          161,264,604   $1.6   $799.0      -      $(94.4)    $ 47.2    $630.3   $1,383.7

Net income                                                                               109.9
Unrealized gains, net
 of reclassification
 adjustments, after tax                                                         19.7
Total comprehensive income                                                                          129.6
Common stock dividends                                                                  (107.0)    (107.0)
Treasury stock              (2,582,300)   -      (45.3)                                             (45.3)
Employee stock plans                               0.7                2.1                             2.8
---------------------------------------------------------------------------------------------------------
Ending balance             158,682,304   $1.6   $754.4      -      $(92.3)    $ 66.9    $633.2   $1,363.8
=========================================================================================================


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

              Notes to Consolidated Financial Statements


1. DPL Inc. has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL Inc.'s 1999 Annual Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL Inc.

     In the opinion of management, the information included in this Form 10-Q reflects all adjustments which are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Costs associated with all planned major repair and maintenance activities, primarily power plant outages, are recognized at the time the work is performed. Outage costs include labor, materials and supplies, and outside services required to maintain Company equipment and facilities. These costs are either capitalized or expensed based on Company defined criteria identifying specific units of property to be capitalized.

4. The following earnings per share disclosure is in accordance with FASB Statement No. 128, "Earnings per Share". Prior year periods are not presented because no potentially dilutive securities were outstanding in the prior year.


In millions except             Three Months Ended             Six Months Ended
per share amounts                June 30, 2000                  June 30, 2000
------------------    -------------------------------- --------------------------------
                                                Per-                             Per-
                        Income       Shares     Share    Income       Shares     Share
                      (Numerator) (Denominator) Amount (Numerator) (Denominator) Amount
                      -------------------------------- --------------------------------
Basic EPS
---------
Income available to
common shareholders      $15.8       124.2      $0.13     $65.9       134.8       $0.49
                                                =====                             =====
Effect of Dilutive
 Securities
------------------
Warrants                   -           2.8                  -           1.4
Stock Option Plan          -           0.6                  -           0.3
                         -----------------                -----------------
Diluted EPS
-----------
Income available to
common shareholders plus
assumed conversions      $15.8       127.6      $0.12     $65.9       136.5       $0.48
                         =================      =====     =================       =====


5.   Business Segment Reporting

DPL Inc.'s principal subsidiary, DP&L, provides energy services to its customers within a 6,000 square mile service territory. DP&L sells and distributes electricity and natural gas to residential, commercial, industrial and governmental customers. As a result of legislation that will give electric utility customers a choice of energy providers starting January 1, 2001, DP&L has begun aligning its business units. For purposes of the segment disclosure required by the FASB Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," DPL Inc.'s results are classified in two reportable segments, electric and natural gas. Amounts attributed to segments below the quantitative thresholds for separate disclosure are primarily for a natural gas supply management company, insurance and street lighting services.

SEGMENT INFORMATION
                                    Three months ended   Six months ended
                                         June 30,            June 30,
                                    ------------------   ----------------
$ in millions                         2000      1999      2000      1999
-------------------------------------------------------------------------
                                       $         $         $         $
ELECTRIC
--------
Revenues from external customers     262.2     247.6     521.1     507.4
Intersegment revenues                  2.3       1.3       2.9       2.5
Earnings before interest and taxes    93.4      79.3     189.3     181.1

NATURAL GAS
-----------
Revenues from external customers      31.1      29.0     132.6     131.5
Intersegment revenues                  1.0       1.0       1.5       1.8
Earnings before interest and taxes     -         2.7      20.2      26.6

OTHER
-----
Revenues from external customers      21.5      13.7      47.7      34.9
Intersegment revenues                  2.1       5.0       3.9       6.8
Earnings before interest and taxes    (3.7)      0.5      (5.4)      1.3

TOTAL
-----
Revenues from external customers     314.8     290.3     701.4     673.8
Intersegment revenues                  5.4       7.3       8.3      11.1
Earnings before interest and taxes    89.7      82.5     204.1     209.0

Profit or Loss Reconciliation (a)
---------------------------------
Total earnings before interest
 and taxes                            89.7      82.5     204.1     209.0
Investment income                     12.5      10.5      28.5      27.5
Other income and deductions           (8.4)     (4.6)    (17.6)     (4.2)
Interest expense                     (33.3)    (29.1)    (65.6)    (55.5)
Trust preferred distributions
 by subsidiary                       (37.0)      -       (43.1)      -
                                     -----     -----     -----     -----
  Income before income taxes          23.5      59.3     106.3     176.8

(a) For categories not reconciled above, segment totals equal consolidated totals.

                         OPERATING STATISTICS

                  The Dayton Power and Light Company



                                          Three Months Ended  Six Months Ended
                                                June 30           June 30
                                          ------------------  ----------------
                                              2000     1999     2000     1999
                                              ----     ----     ----     ----
Electric
--------
Sales (millions of kWh)--
  Residential                                1,008      943    2,348    2,357
  Commercial                                   881      852    1,706    1,650
  Industrial                                 1,265    1,316    2,423    2,439
  Other                                      1,087      936    1,959    1,844
                                           -------  -------  -------  -------
     Total                                   4,241    4,047    8,436    8,290

Revenues (thousands of dollars)--
  Residential                               92,406   87,960  203,274  202,061
  Commercial                                60,902   59,479  117,929  114,728
  Industrial                                61,537   62,928  117,024  117,711
  Other                                     47,961   37,831   84,082   74,124
                                           -------  -------  -------  -------
     Total                                 262,806  248,198  522,309  508,624

Other Electric Statistics--
 Average price per kWh-retail and
  wholesale customers (cents)                 6.11     6.05     6.11     6.05
 Fuel cost per net kWh generated (cents)      1.18     1.28     1.18     1.27
 Electric customers at end of period       496,559  491,568  496,559  491,568
 Average kWh use per residential customer 2,279 2,150 5,307 5,373 Peak demand-maximum one hour
  use (MW), (net)                            2,717    2,968    2,717    2,968

                         OPERATING STATISTICS
                              (continued)
                  The Dayton Power and Light Company



                                          Three Months Ended  Six Months Ended
                                                June 30           June 30
                                          ------------------  ----------------
                                              2000     1999     2000     1999
                                              ----     ----     ----     ----
Gas
---
Sales (millions of MCF)--
  Residential                                3,035    2,474   14,669   15,662
  Commercial                                   859      918    4,413    4,865
  Industrial                                   534      233    1,600    1,470
  Other                                        141      143      611      816
  Transportation gas delivered               4,141    3,806   11,034   10,319
                                           -------  -------  -------  -------
     Total                                   8,710    7,574   32,327   33,132

Revenues (thousands of dollars)--
  Residential                               19,379   17,281   86,607   85,896
  Commercial                                 5,100    5,053   24,757   24,675
  Industrial                                 2,503    1,218    8,158    7,045
  Other                                      4,161    5,466   13,101   13,915
                                           -------  -------  -------  -------
     Total                                  31,143   29,018  132,623  131,531

Other Gas Statistics--
 Average price per MCF-retail
  customers (dollars)                         6.08     6.44     5.77     5.33

  Gas customers at end of period           309,486  305,145  309,486  305,145

Degree Days (based on calendar month)--
  Heating                                      522      455    3,128    3,298
  Cooling                                      285      313      285      313

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

     For the second quarter of 2000, DPL Inc. reported net income of $32.1 million, or $0.26 per share on a weighted average of 124 million shares outstanding, before a non-recurring item, compared to $37.4 million, $0.25 per share on a weighted average of 152 million shares outstanding, in the year-ago period. During the second quarter of the current year, DPL Inc. amortized $25.0 million of the $50.0 million original issue discount associated with the issuance of $550.0 million, 8.5% trust preferred securities to Kohlberg Kravis Roberts & Co. The non-cash charge reduced earnings in the quarter by $0.13 per share. After this charge, earnings per share for the second quarter of 2000 were $0.13 per share.

     For the first half of 2000, net income was $96.0 million, or $0.71 per share on a weighted average of 135 million shares outstanding, before non-recurring charges, compared to $109.9 million, or $0.72 per share on a weighted average of 152 million shares outstanding, in the year-ago period. After the amortization of the original issue discount described above as well as $8.4 million in one-time costs recorded in the first quarter of 2000 related to the Company's recapitalization, the elimination of certain compensation programs and the effects of unusual weather in the first quarter, earnings per share for the first half of 2000 were $0.49 per share.

     DPL Inc. expects to deliver earnings per share of approximately
$1.50 for 2000, before non-recurring charges related to its recapitalization and deregulation transition order and excluding the gain from the sale of its natural gas business. Additionally, assuming weather conditions remain relatively normal, DPL Inc. expects earnings per share to increase 30% over 1999 in 2001 to $1.80 and, following that, to increase at an annual rate of 10%.

Financial Condition
-------------------
     On June 28, 2000, DPL Inc. completed Phase Two of its peaking generation capacity expansion, with the four combustion turbine units totaling 225 megawatts ("MW") ready for commercial operation. Phase Two represents an investment of $80 million. Combined with the Phase One expansion, DPL Inc. has an additional 475 MW to meet the region's summer 2000 demand.

     On April 19, 2000, DPL Inc. announced Phase Four of its electric peaking generation expansion plan with the purchase of two additional General Electric combustion turbine peaking units. Each natural gas fired unit is rated at 80 megawatts ("MW") for a total of 160 MW, representing an investment of more than $60 million. The units are expected to be online by the end of 2001.

     Phase Three, announced in January 2000, includes two units totaling 160 MW at an investment of $50 million, which are expected to be online for the summer of 2001. The first four phases of the peaking generation additions represent an investment of $270 million and will increase peaking capacity by almost 800 MW by the end of 2001.

     Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. The Company's ability to complete its capital projects and the reliability of future service will be affected by its financial condition and the availability of external funds at reasonable cost.

     At June 30, 2000, DPL Inc.'s cash and temporary cash investment balance was $11.7 million. DPL Inc. held financial assets valued as of June 30, 2000 at $1,243.3 million. Financial assets include direct and indirect managed debt and equity securities.

     As part of the recapitalization completed earlier this year, DPL Inc. purchased 25.0 million shares in a Dutch Auction self-tender. Through June 30, 2000, DPL Inc. has repurchased an additional 2.9 million shares under its remaining 6.6 million-share repurchase program.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At June 30, 2000, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At June 30, 2000, DPL Inc. had no borrowings outstanding from this line and $29.8 million in commercial paper outstanding. DP&L has $75 million available in short-term informal lines of credit. At June 30, 2000, DP&L had no borrowings outstanding under these informal lines and $12 million in commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2000-2004.

Results of Operations
---------------------
     Electric revenues increased $14.6 million and $13.7 million over last year's second quarter and year-to-date periods, respectively, primarily due to higher sales to retail customers and to other utilities. Gas revenues increased $2.1 million from the second quarter last year primarily due to higher sales to residential customers as the result of cooler weather in the second quarter. For year-to-date compared to last year, gas revenues increased $1.1 million primarily due to the impact of higher gas cost recovery factors on revenue, partially offset by lower sales attributable to warmer weather in the first quarter.

     Other revenues increased $7.8 million over the second quarter last year and $12.8 million over year-to-date 1999 primarily due to increased revenue from the natural gas supply management company.

     Fuel and purchased power increased $4.6 million and $1.4 million over the second quarter and year-to-date 1999 periods, respectively, primarily due to higher purchased power expense because of additional planned power plant outages for maintenance.

     Gas purchased for resale in the second quarter increased $10.6 million compared to the same quarter last year primarily because of higher sales by the natural gas supply management company and a 21% increase in retail utility sales. For year-to-date compared to last year, gas purchased for resale increased $17.2 million primarily due to higher sales by the natural gas supply management company and higher gas costs.

     Operation and maintenance expense increased $2.0 million from the second quarter last year primarily due to increased planned power plant maintenance. For year-to-date, operation and maintenance expense increased $11.7 million over the same period a year ago primarily due to increased power production costs, uncollectible expense, insurance costs, and compensation plan expenses.

     Depreciation and amortization increased $2.9 million and $4.7 million over the second quarter and year-to-date a year ago, respectively, primarily because of increased property investment.

     General taxes decreased $2.8 million from second quarter last year and $2.5 million from year-to-date 1999, primarily due to recognition of the Ohio Public Utility Excise Tax coal credit.

     Investment income increased $2.0 million over the second quarter a year ago primarily because of higher realized gains, partially offset by decreased short-term interest income. For year-to-date, investment income increased $1.0 million over the prior year primarily because of higher short-term interest income.

     Other deductions increased $3.8 million for the second quarter over last year because of investment management fees and 1999's gain on the sale on non-operating property. Other deductions increased $13.4 million from year-to-date last year because of investment monitoring fees, 1999's gain on the sale on non-operating property, and lower non-utility net revenue.

     Interest expense increased $4.2 million from the second quarter of 1999 and $10.1 million from year-to-date 1999 primarily because of an increase in long-term debt coupled with higher interest rates, partially offset by reductions for capitalized interest on electric peaking unit construction and decreased short-term debt.

     Income taxes decreased $14.2 million for the second quarter and $26.5 million year-to-date from last year because of lower taxable income in both periods.

Issues and Financial Risks
--------------------------
     Previously expected during the second quarter, DPL Inc. now expects the sale of its natural gas retail distribution business to be completed by the end of the year, pending final approvals. To date, both the Department of Justice and the Public Utilities Commission of Ohio ("PUCO") have given their approvals. SEC approval of the Vectren structure is pending and is expected to be received by year-end.

     The Compact Agreement between DP&L and Local 175, Utility Workers of America, AFL-CIO expired on October 31, 1999. Management and Union Negotiations Committees have been discussing provisions of a new agreement that would be responsive to the changes in business conditions resulting from the Ohio legislation regarding energy companies. On May 22, 2000, DP&L implemented the provisions of its final offer for a new labor agreement.

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

                           Expected Maturity Date
                        -----------------------------   There-          Fair
                        2000  2001  2002  2003   2004   after   Total   Value
                        ------------------------------------------------------
Long-term Debt
--------------
Amount ($ in millions)    $5    $6    $7    $8   $510    $806  $1,342   $1,311
Average rate            7.7%  7.7%  7.8%  7.8%   6.3%    7.3%    6.9%

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

                 Expected Maturity Date (Including $425 Senior Notes Due 2007)
                 -------------------------------------------------------------
                                                        There-           Fair
                       2000  2001  2002  2003   2004    after   Total    Value
                 -------------------------------------------------------------
Long-term Debt
--------------
Amount ($ in millions)   $5    $6    $7    $8   $510    1,222   1,767   $1,736
Average rate           7.7%  7.7%  7.8%  7.8%   6.3%     7.6%    7.3%

     Because the long-term debt is at a fixed rate, the primary market risk to DPL Inc. is short-term interest rate risk. The carrying value and fair value of short-term debt was $294 million with a weighted average interest rate of 5.9% at December 31, 1999. The carrying value and fair value of short-term debt outstanding has been reduced to $41.8 million as of June 30, 2000. The interest expense risk related to short-term debt at December 31, 1999 was estimated to be approximately an increase/decrease of less than $1 million if the weighted average cost for each quarter increased/decreased by 10%. With the reduction in short-term debt in the second quarter 2000, the interest expense risk has become negligible.

     The fair value of available-for-sale securities was $1,308 million and $1,113 million at June 30, 2000 and December 31, 1999, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $122 million and $103 million at June 30, 2000 and December 31, 1999, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of June 30, 2000, there have been no other material changes in the above information since the end of the preceding fiscal year.

                      Part II.  Other Information

Item 5.  Other Information.
         ------------------

Rate Regulation and Government Legislation
------------------------------------------

     In October 1999, legislation became effective in Ohio that will give electric utility customers a choice of energy providers starting January 1, 2001. Under the legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. The review and hearing process was completed with the PUCO on June 21, 2000, with DP&L reaching agreement with major groups participating in the filing, including the Staff of the PUCO. Final PUCO approval of the plan is expected in the third quarter of 2000.

     The plan, which begins in January, provides a three-year transition period ending December 31, 2003, at which time DP&L's generation business unit will be exempt from state legislation. The plan also provides the organizational and financial flexibility for the Company to continue its corporate realignment initiatives. DP&L has functionally separated its generation, transmission, and distribution business units and has announced the sale of its natural gas retail distribution operations. DP&L has received approval from the Department of Justice and the PUCO for the sale of the gas business and the transfer of assets. SEC approval is expected by the end of 2000.

     The following groups have signed the transition plan agreement:
The Staff of the PUCO; The Office of the Ohio Consumers' Counsel; The Ohio Manufacturers' Association; Industrial Energy Users - Ohio; Ohio Council of Retail Merchants; American Municipal Power-Ohio; WPS Energy Services, Inc.; Exelon Energy; The Association for Hospitals and Health Systems, the Ohio Hospital Association; New Energy Midwest, L.L.C.; Columbia Energy Services Corporation; Columbia Energy Power Marketing Corporation; Strategic Energy, L.L.C.; Supporting Council of Preventative Effort (SCOPE); Montgomery County Prosecutors' Office; Ohio Department of Development; Ohio Partners for Affordable Energy; Buckeye Power, Inc.; and Ohio Rural Electric Cooperatives, Inc.

Environmental Considerations
----------------------------

     In June 2000, the Unites States Environmental Protection Agency ("EPA") issues to J.M. Stuart Station a Notice of Violation ("NOV") for alleged violations of the Clean Air Act. The NOV contained allegations consistent with NOV's and complaints that the EPA has recently brought against numerous other coal-fired utilities in the Midwest. DP&L will vigorously challenge the NOV. At this time, it is not possible to determine the outcome of this claim or the impact, if any, on DP&L.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a)  The following exhibit is filed herewith:

     Exhibit No.       Description
     -----------       -----------
         27            Financial Data Schedule

     (b)  Reports on Form 8-K.

     On June 7, 2000, DPL Inc. filed a report on Form 8-K announcing that on June 1, 2000, it had reached a comprehensive agreement with major groups on its transition plan for competing in the deregulated Ohio electric utility industry.



                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             DPL INC.
                                   ---------------------------
                                           (Registrant)




Date:      August 14, 2000         /s/ Elizabeth M. McCarthy
           ---------------         -------------------------
                                   Elizabeth M. McCarthy
                                   Vice President and Chief
                                   Accounting Officer




Date:      August 14, 2000         /s/ Stephen F. Koziar, Jr.
           ---------------         --------------------------
                                   Stephen F. Koziar, Jr.
                                   Group Vice President and Secretary