Form 10-Q
period 2000-09-30
DPL INC
filed 2000-11-14
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2000

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 1-9052

                                    DPL INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                OHIO                               31-1163136
-------------------------------------    --------------------------------------
(STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                           COURTHOUSE PLAZA SOUTHWEST
                               DAYTON, OHIO 45402
        ---------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (937) 224-6000
        ---------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES  X             NO
                           ------            ------

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value
  and Preferred Share Purchase Rights               128,082,004 Shares
---------------------------------------    -------------------------------------
         (Title of each class)             (Outstanding at September 30, 2000)

                                    DPL INC.

                                     INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statement of Results of Operations                                   1

                  Consolidated Statement of Cash Flows                                              2

                  Consolidated Balance Sheet                                                        3

                  Consolidated Statement of Shareholders' Equity                                    5

                  Notes to Consolidated Financial Statements                                        6

                  Operating Statistics                                                              9

         Item 2.  Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                                              11

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       15


PART II.  OTHER INFORMATION

         Item 5.  Other Information                                                                16

         Item 6.  Exhibits and Reports on Form 8-K                                                 17

         Signatures                                                                                18

                                                              i

                                                   DPL INC.
                                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                                             (DOLLARS IN MILLIONS)

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30                  September 30
                                                                       -------------------------- -----------------------------
                                                                             2000            1999          2000           1999
                                                                             ----            ----          ----           ----
REVENUES
Utility Service Revenues --

  Electric..........................................................          $287.5         $303.5       $  807.6       $  811.0
  Gas...............................................................            33.2           15.7          165.9          147.2
Other revenues......................................................            34.8           12.1           83.4           47.0
                                                                              ------         ------       --------        -------
             Total revenues.........................................           355.5          331.3        1,056.9        1,005.2

EXPENSES
Fuel and purchased power............................................            69.1           84.6          193.1          207.4
Gas purchased for resale............................................            34.4           13.9          160.1          122.5
Operation and maintenance...........................................            55.1           51.6          154.5          139.4
Depreciation and amortization.......................................            34.7           33.1          104.3           98.8
Amortization of regulatory assets, net..............................             2.0             .5           14.7           12.1
General taxes.......................................................            31.2           34.8           97.1          103.2
                                                                              ------         ------       --------        -------
              Total expenses........................................           226.5          218.5          723.8          683.4
                                                                              ------         ------       --------        -------

Operating Income....................................................           129.0          112.8          333.1          321.8

OTHER INCOME (DEDUCTIONS)
Investment income...................................................            37.9            5.2           66.4           32.8
Other income (deductions)...........................................           (11.9)            .4          (29.5)          (3.8)
Interest expense....................................................           (39.2)         (27.6)        (104.8)         (83.1)
Trust preferred distributions by subsidiary.........................           (32.5)             -          (75.6)             -
                                                                              ------         ------       --------        -------

Income Before Income Taxes and Extraordinary Item...................            83.3           90.8          189.6          267.7

Income taxes........................................................            30.1           37.2           70.5          104.1
                                                                              ------         ------       --------        -------

Income Before Extraordinary Item....................................            53.2           53.6          119.1          163.6

Extraordinary item, net of taxes....................................            41.4              -           41.4              -
                                                                              ------         ------       --------        -------

Net Income..........................................................          $ 11.8         $ 53.6       $   77.7        $ 163.6
                                                                              ======         ======       ========        =======

Average Number of Common Shares Outstanding (millions)

  Basic.............................................................           121.2          151.1          130.2          151.7
  Diluted...........................................................           128.3          151.1          133.7          151.7

EARNINGS PER COMMON SHARE
Basic:
    Income before extraordinary item................................          $  .44         $  .36       $    .91        $  1.08
    Extraordinary item..............................................            (.34)             -           (.31)             -
                                                                              ------         ------       --------        -------
    Total Basic.....................................................          $  .10         $  .36       $    .60        $  1.08
                                                                              ======         ======       ========        =======

Diluted:

    Income before extraordinary item................................          $  .41         $  .36       $    .89        $  1.08
    Extraordinary item..............................................            (.32)             -           (.31)             -
                                                                              ------         ------       --------        -------
    Total Diluted...................................................          $  .09         $  .36       $    .58        $  1.08
                                                                              ======         ======       ========        =======

Dividends Paid Per Share of Common Stock............................          $ .235         $ .235       $   .705        $  .705


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                                          DPL INC.
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (DOLLARS IN MILLIONS)


                                                                                                  Nine Months Ended
                                                                                                    September 30
                                                                                          ----------------------------------
                                                                                                      2000             1999
                                                                                                      ----             ----
OPERATING ACTIVITIES

Cash received from utility customers.............................................                 $1,000.6           $984.3
Other operating cash receipts....................................................                    100.2             75.8
Cash paid for:
     Fuel and purchased power....................................................                   (189.4)          (208.2)
     Purchased gas...............................................................                   (179.1)          (146.2)
     Operation and maintenance labor.............................................                    (61.9)           (59.6)
     Nonlabor operating expenditures.............................................                   (134.4)           (96.4)
     Interest....................................................................                   (124.8)           (74.9)
     Income taxes................................................................                   (101.1)           (62.1)
     Property, excise and payroll taxes..........................................                   (116.2)          (115.5)
                                                                                                  --------           -------

Net Cash Provided by Operating Activities........................................                    193.9            297.2
                                                                                                  --------           -------

INVESTING ACTIVITIES

Capital expenditures.............................................................                   (231.5)           (89.4)
Purchases of available-for-sale financial assets.................................                   (243.6)          (315.2)
Sales of available-for-sale financial assets.....................................                     99.6            112.4
                                                                                                  --------           -------

Net Cash Used for Investing Activities...........................................                   (375.5)          (292.2)
                                                                                                  --------           -------

FINANCING ACTIVITIES

Issuance of preferred securities.................................................                    478.9                -
Issuance of long-term debt.......................................................                    421.0            497.4
Issuance of warrants.............................................................                     47.6                -
Retirement of long-term debt.....................................................                     (5.4)          (241.6)
Dividends paid on common stock...................................................                    (93.1)          (107.1)
Retirement of short-term debt....................................................                    (70.9)           (95.1)
Purchase of treasury stock.......................................................                   (690.2)           (45.3)
                                                                                                  --------           -------

Net Cash Provided by Financing Activities........................................                     87.9              8.3
                                                                                                  --------           -------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change.......................................................................                    (93.7)             13.3
Balance at beginning of period...................................................                    111.9              13.7
                                                                                                  --------           -------

Balance at end of period.........................................................                    $18.2             $27.0
                                                                                                  ========           =======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                                          DPL INC.
                                                 CONSOLIDATED BALANCE SHEET
                                                    (DOLLARS IN MILLIONS)


                                                                                               At                     At
                                                                                          September 30,           December 31,
                                                                                              2000                   1999
                                                                                     ---------------------   ---------------------
ASSETS

PROPERTY

Electric property............................................................                     $3,678.6               $3,456.4
Gas property.................................................................                        336.3                  330.6
Other property...............................................................                         90.3                  113.3
                                                                                                 ---------               --------

     Total property..........................................................                      4,105.2                3,900.3

Less--

     Accumulated depreciation and amortization...............................                     (1,723.1)              (1,633.5)
                                                                                                 ---------               --------
         Net property........................................................                      2,382.1                2,266.8
                                                                                                 ---------               --------
CURRENT ASSETS

Cash and temporary cash investments..........................................                         18.2                  111.9
Accounts receivable, less provision for uncollectible accounts
     of $2.3 and $4.3, respectively..........................................                        202.1                  218.1
Inventories, at average cost.................................................                         94.3                   93.1
Prepaid taxes................................................................                         12.9                   94.6
Other........................................................................                         54.4                   71.7
                                                                                                 ---------               --------

     Total current assets....................................................                        381.9                  589.4
                                                                                                 ---------               --------
OTHER ASSETS

Financial assets.............................................................                      1,339.2                1,094.4
Income taxes recoverable through future revenues.............................                         28.8                  168.5
Other regulatory assets......................................................                        155.3                   53.3
Other........................................................................                        153.7                  168.0
                                                                                                 ---------               --------

     Total other assets......................................................                      1,677.0                1,484.2
                                                                                                 ---------               --------

Total Assets.................................................................                     $4,441.0               $4,340.4
                                                                                                 =========               ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                                          DPL INC.
                                                 CONSOLIDATED BALANCE SHEET
                                                    (DOLLARS IN MILLIONS)
                                                         (CONTINUED)


                                                                                              At                   At
                                                                                         September 30,         December 31,
                                                                                             2000                 1999
                                                                                        ---------------       -------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholders' equity--

     Common stock.............................................................                  $1.3                   $1.6
     Other paid-in capital....................................................                  27.1                  739.0
     Warrants.................................................................                  50.0                      -
     Common stock held by employee plans......................................                (99.4)                 (90.7)
     Accumulated other comprehensive income...................................                 145.3                  109.8
     Earnings reinvested in the business......................................                 648.2                  691.9
                                                                                               -----                  -----

         Total common shareholders' equity....................................                 772.5                1,451.6

Preferred stock equity........................................................                  22.9                   22.9
Preferred stock subject to mandatory redemption...............................                    .1                      -
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary holding solely parent debentures...................                 550.0                      -
Long-term debt................................................................               1,753.5                1,336.6
                                                                                             -------                -------
         Total capitalization.................................................               3,099.0                2,811.1
                                                                                             -------                -------
CURRENT LIABILITIES

Accounts payable..............................................................                  86.6                  130.4
Accrued taxes.................................................................                  90.6                  170.6
Accrued interest..............................................................                  32.2                   33.1
Short-term debt...............................................................                 223.2                  294.1
Dividends payable.............................................................                  28.9                      -
Other.........................................................................                  40.9                   66.6
                                                                                                ----                   ----

         Total current liabilities............................................                 502.4                  694.8
                                                                                               -----                  -----

DEFERRED CREDITS AND OTHER

Deferred taxes................................................................                 436.2                  471.9
Unamortized investment tax credit.............................................                  64.1                   66.4
Insurance and claims costs....................................................                 143.4                  140.0
Other.........................................................................                 195.9                  156.2
                                                                                               -----                  -----

         Total deferred credits and other.....................................                 839.6                  834.5
                                                                                               -----                  -----

Total Capitalization and Liabilities..........................................              $4,441.0               $4,340.4
                                                                                             =======                =======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                                   DPL INC.
                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                 Common
                                      Common Stock                                Stock       Accumulated     Earnings
                                -----------------------   Other                  Held by         Other       Reinvested
                                 Outstanding             Paid-In                Employee     Comprehensive     in the
$ in millions                      Shares      Amount    Capital    Warrants      Plans         Income        Business     Total
------------------------------- ------------- ---------- --------- ----------- ------------ ---------------- ------------ ---------
2000:
   Beginning balance.......      157,801,404       $1.6    $739.0       $ -        $(90.7)           $109.8       $691.9  $1,451.6

   Net income..............                                                                                         77.7
   Unrealized gains on
     financial assets, net
     of reclassification
     adjustments, after
     tax...................                                                                            35.5
   Total comprehensive
     income................                                                                                                  113.2

   Common stock dividends..                                                                                       (121.4)   (121.4)
   Issuance of securities..                                 (23.5)       50.0                                                 26.5
   Treasury stock..........      (29,719,400)       (.3)   (690.0)                                                          (690.3)
   Employee stock plans....                                   1.6                    (8.7)                                    (7.1)
                                ------------- ---------- --------- ----------- ------------ ---------------- ------------ ---------

   Ending balance..........      128,082,004       $1.3     $27.1       $50.0      $(99.4)           $145.3       $648.2    $772.5
                                ============= ========== ========= =========== ============ ================ ============ =========


1999:
   Beginning balance.......      161,264,604       $1.6    $799.0         -        $(94.4)            $47.2       $630.3  $1,383.7

   Net income..............                                                                                        163.6
   Unrealized gains on
     financial assets, net
     of reclassification
     adjustments, after
     tax ..................                                                                            13.5
   Total comprehensive
     income................                                                                                                  177.1

   Common stock dividends..                                                                                       (142.6)   (142.6)
   Treasury stock..........      (2,633,900)       -        (46.2)                                                           (46.2)
   Employee stock plans....                                   0.9                     2.5                                      3.4
                                ------------- ---------- --------- ----------- ------------ ---------------- ------------ ---------

   Ending balance..........      158,630,704       $1.6    $753.7         -        $(91.9)            $60.7       $651.3  $1,375.4
                                ============= ========== ========= =========== ============ ================ ============ =========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DPL Inc. ("the Company") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company's 1999 Annual Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of the Company.

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

4. Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year.

     The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary item (prior year periods are not presented because no potentially dilutive securities were outstanding in the prior year):


-------------------------------------- --------------------------------------------- ---------------------------------------------
                                                    Three Months Ended                            Nine Months Ended
In millions except per share amounts                September 30, 2000                            September 30, 2000
-------------------------------------- --------------------------------------------- ---------------------------------------------
                                         Income (1)       Shares        Per-Share      Income (1)        Shares       Per-Share
                                        (Numerator)    (Denominator)      Amount      (Numerator)    (Denominator)      Amount
                                        ------------   -------------    ----------    ------------   -------------    ---------
BASIC EPS                                     $53.2           121.2        $.44          $119.1           130.2          $.91
                                                                            ===                                           ===
EFFECT OF DILUTIVE SECURITIES
Warrants                                          -             6.1                           -             3.0
Stock Option Plan                                 -             1.0                           -              .5
                                       -------------  ---------------            --------------- ---------------
DILUTED EPS                                   $53.2           128.3        $.41          $119.1           133.7          $.89
                                               ====           =====         ===           =====           =====           ===

-------------------------------------- --------------- --------------- ------------- --------------- --------------- -------------
(1) Income before extraordinary item


5. In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." This statement addresses a limited number of issues causing implementation difficulties for a large number of entities getting ready to apply Statement No. 133. The effective date of Statement No. 133 is the fiscal year beginning after June 15, 2000. Accordingly, the Company will adopt Statement No. 133 at the beginning of fiscal year 2001. Implementation of this statement is not expected to have a material impact on the Company's financial position or results of operations.

6. DPL Inc.'s principal subsidiary, The Dayton Power and Light Company (DP&L), received approval from the Public Utilities Commission of Ohio (PUCO) for its customer transition plan during the month of September 2000. The plan, which begins in January 2001, provides a three-year transition period (the market development period) ending December 31, 2003, at which time DP&L's generation business unit will be fully merchant. The plan, as approved, provides for the recovery of a portion of DP&L's transition costs, including generation-related regulatory assets, during the market development period. Based on DP&L's assessment of recoveries of regulatory assets during the market development period and actual generation-related regulatory assets, a write-off of $63.7 million before tax benefits ($41.4 million net of taxes) was recorded in the third quarter of 2000 as an extraordinary item in accordance with FASB Statement No. 101, "Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71." The assessment of the impact of the plan was based on assumptions for future sales levels during the market development period.

7. The reconciliation of segment profit to DPL Inc.'s consolidated income before income taxes and extraordinary item is as follows:


Segment Information                                                    Three months ended                  Nine months ended
                                                                          September 30,                      September 30,
$ in millions                                                         2000             1999               2000             1999
-------------------------------------------------------------------------------------------------------------------------------

ELECTRIC
Revenues from external customers                                    $287.5           $303.5             $807.6           $811.0
Intersegment revenues                                                   .6              1.2                1.9              3.7
Earnings before interest, taxes, and
   extraordinary item                                                112.5            113.4              301.8            294.5

NATURAL GAS
Revenues from external customers                                      33.2             15.7              165.9            147.2
Intersegment revenues                                                  1.3              1.8                2.8              3.6
Earnings before interest, taxes, and
   extraordinary item                                                  2.8            (1.6)               23.0             25.0

OTHER
Revenues from external customers                                      34.8             12.1               83.4             47.0
Intersegment revenues                                                  8.8              3.2               14.4             10.0
Earnings before interest, taxes, and
   extraordinary item                                                 13.7              1.0                8.3              2.3

TOTAL
Revenues from external customers                                     355.5            331.3            1,056.9          1,005.2
Intersegment revenues                                                 10.7              6.2               19.1             17.3
Earnings before interest, taxes, and
   extraordinary item                                                129.0            112.8              333.1            321.8

PROFIT OR LOSS RECONCILIATION (a)
Total earnings before interest, taxes, and
   extraordinary item                                                129.0            112.8              333.1            321.8
Investment income                                                     37.9              5.2               66.4             32.8
Other income and deductions                                          (11.9)              .4              (29.5)            (3.8)
Interest expense                                                     (39.2)           (27.6)            (104.8)           (83.1)
Trust preferred distributions by subsidiary                          (32.5)               -              (75.6)               -
                                                                ---------------------------------------------------------------
Income before income taxes and
   extraordinary item                                                $83.3            $90.8             $189.6           $267.7
                                                                ===============================================================


(a) For categories not reconciled above, segment totals equal consolidated totals.

                                                     OPERATING STATISTICS

                                              THE DAYTON POWER AND LIGHT COMPANY

                                                                              Three Months Ended            Nine Months Ended
                                                                                 September 30                  September 30
                                                                          -------------------------     -------------------------
                                                                              2000           1999           2000          1999
                                                                              ----           ----           ----          ----
ELECTRIC

Sales (millions of kWh)--

     Residential..................................................           1,218          1,309          3,566         3,666
     Commercial...................................................             931            927          2,637         2,577
     Industrial...................................................           1,254          1,272          3,676         3,712
     Other........................................................           1,307          1,084          3,267         2,927
                                                                          --------       --------       --------      --------

         Total....................................................           4,710          4,592         13,146        12,882

Revenues (thousands of dollars)--

     Residential..................................................        $110,412       $116,756       $313,685      $318,817
     Commercial...................................................          62,451         61,460        180,380       176,188
     Industrial...................................................          60,886         68,208        177,910       185,919
     Other........................................................          70,179         57,684        154,261       131,808
                                                                          --------       --------       --------      --------

         Total....................................................        $303,928       $304,108       $826,236      $812,732

Other Electric Statistics--

     Average price per kWh - Retail (cents).......................            6.75           6.70           6.89          6.73
     Average price per kWh - Wholesale (cents)....................            4.77           3.76           4.71          3.36
     Fuel cost per net kWh generated (cents)......................            1.13           1.29           1.16          1.27
     Electric customers at end of period..........................         497,000        491,941        497,000       491,941
     Average kWh use per residential customer.....................           2,750          2,982          8,057         8,356
     Peak demand-maximum one hour use (MW), (net).................           2,866          3,130          2,866         3,130


NOTE: Sales and revenue numbers include electric peaking generation capacity sales.

                                                     OPERATING STATISTICS
                                                          (CONTINUED)
                                              THE DAYTON POWER AND LIGHT COMPANY


                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30                 September 30
                                                                              -----------------------     -----------------------
                                                                                2000           1999           2000          1999
                                                                              ------         --------     ----------      --------
GAS

Sales (millions of MCF)--
     Residential..................................................             2,401            1,029         17,071        16,691
     Commercial...................................................               985              525          5,398         5,390
     Industrial...................................................               250              235          1,849         1,705
     Other........................................................               125               36            737           852
     Transportation gas delivered.................................             3,478            3,549         14,511        13,868
                                                                            --------         --------       --------      --------

         Total....................................................             7,239            5,374         39,566        38,506

Revenues (thousands of dollars)--

     Residential..................................................           $21,197           $8,163       $107,804       $94,059
     Commercial...................................................             7,160            2,932         31,917        27,607
     Industrial...................................................             1,693            1,142          9,852         8,187
     Other........................................................             3,188            3,448         16,289        17,363
                                                                            --------         --------       --------      --------

         Total....................................................           $33,238          $15,685       $165,862      $147,216

Other Gas Statistics--

     Average price per MCF-retail customers (dollars).............             $8.22            $6.81          $6.14         $5.44
     Gas customers at end of period...............................           309,186          304,818        309,186       304,818


Degree Days (based on calendar month)--

     Heating......................................................               120               83          3,248         3,381
     Cooling......................................................               521              738            806         1,051



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

     For the third quarter of 2000, DPL Inc. reported net income of $66.7 million, or $.55 per share before nonrecurring and extraordinary items related to its recapitalization and deregulation order on a weighted average of 121 million shares. These results compared to net income of $53.6 million, or $.36 per share on a weighted average of 151 million shares for the same period in 1999. During the third quarter, the Company amortized the remaining $21 million of the $50 million original issue trust preferred discount associated with its issuance of $550 million Trust Preferred Securities. Additionally, DP&L recorded an extraordinary charge of $41.4 million, net of tax, reflecting its final transition order and the discontinuation of application of regulatory accounting methods for its generation business. These non-cash charges reduced earnings per share for the third quarter of 2000 by $.45 to $.10 per share.

     Net income for the year-to-date period was $154.3 million, or $1.18 per share before non-recurring and extraordinary items related to its recapitalization, deregulation order, and elimination of certain compensation programs on a weighted average of 130 million shares outstanding. These results compared to net income of $163.6 million or $1.08 per share on a weighted average of 152 million shares in the same period in 1999. After the amortization of the $50 million original issue discount and the $41.4 million after-tax extraordinary charge related to the deregulation order and the elimination of certain compensation programs, earnings for the nine-months ended September 30, 2000 were $.60 per share.

     The earnings growth for both the quarter and year-to-date periods was primarily attributable to increased electric wholesale sales, contributions from the Company's Phase Two electric peaking generation capacity expansion, increased income from investments, and lower outstanding common shares due to its stock buyback program. These increases were partially offset by lower retail electric sales due to milder weather.

     DPL Inc. expects earnings per share to be $1.50 in 2000 and to increase 20% to $1.80 in 2001. DPL Inc.'s earnings are expected to increase at an annual rate of at least 10% after 2001 and could reach a rate of up to 15%. The earnings per share amount for 2000 is before non-recurring and extraordinary items related to the Company's recapitalization, deregulation transition order, the elimination of certain compensation programs, and the sale of DP&L's natural gas business.

FINANCIAL CONDITION

     DP&L completed the sale of its natural gas retail distribution assets and certain liabilities on October 31, 2000 to Vectren Energy Delivery of Ohio, Inc. and Indiana Gas Company, Inc. as tenants-in-common ("Vectren") for approximately $463 million. The sale was completed in accordance with the terms of the related Asset Purchase Agreement dated December 14, 1999. The transaction was valued pursuant to an arms-length negotiation between DP&L and Vectren. The purchase price was paid in cash and is subject to adjustment based upon the finalization of the closing balance sheet in accordance with the provisions of the Asset Purchase Agreement. Management believes any such adjustments will not be material. The Company will invest the after-tax proceeds from the sale to continue its regional merchant generation expansion, continue its stock buyback program, and reduce outstanding short-term debt.

     DP&L and Vectren also entered into a continuing agreement whereby DP&L will provide transitional support to Vectren in the areas of meter reading, billing, cash receipts, collections, customer deposits, telecommunication services, and other miscellaneous services for a predetermined fee.

     On September 29, 2000, DPL Inc. announced that it had begun construction on Phases Three and Four of its peaking generation expansion strategy. This project consists of four 80-megawatt (MW) units totaling 320 MW. Phase Three includes two units totaling 160 MW at an investment of $50 million and is expected to be online for the summer of 2001. Phase Four includes two units totaling 160 MW at an investment of approximately $60 million and is expected to be online by the end of 2001.

     On June 28, 2000, DPL Inc. completed Phase Two of its peaking generation capacity expansion, with the four combustion turbine units totaling 225 megawatts ("MW") ready for commercial operation. Phase Two represents an investment of $80 million. Combined with the Phase One expansion, DPL Inc.'s peaking expansion program provided an additional 475 MW to meet the region's summer 2000 demand.

     The first four phases of the peaking generation additions represent an investment of $270 million and will increase peaking capacity by almost 800 MW by the end of 2001.

     Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative developments and changing environmental standards, among other factors.

     At September 30, 2000, DPL Inc.'s cash and temporary cash investment balance was $18.2 million. DPL Inc. held financial assets valued as of September 30, 2000 at $1,339.2 million.

     As part of the recapitalization completed earlier this year, DPL Inc. purchased 25.0 million shares in a Dutch Auction self-tender. Through September 30, 2000, DPL Inc. has repurchased an additional 4.7 million shares under its remaining 6.6 million-share repurchase program.

     DPL Inc. and its subsidiaries have $300 million available through Revolving Credit Agreements ("Credit Agreements"). At September 30, 2000, DPL Inc. had no borrowings outstanding under these Credit Agreements. DPL Inc. also has $15 million available in a short-term informal line of credit. At September 30, 2000, DPL Inc. had no borrowings outstanding from this line and $173.5 million in commercial paper outstanding. DP&L has $75 million available in short-term informal lines of credit. At September 30, 2000, DP&L had no borrowings outstanding under these informal lines and $49.7 million in commercial paper outstanding.

     DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2000-2004.

RESULTS OF OPERATIONS

     Electric revenues decreased by $16.0 million and $3.4 million compared to last year's third quarter and year-to-date periods, respectively. This decline was primarily due to lower retail sales resulting from the mild summer weather (cooling degree days were 29% and 23% lower than the third quarter and the first nine months of 1999, respectively). Gas revenues increased $17.5 million from the third quarter last year primarily due to the impact of higher gas recovery factors on revenue, plus higher retail sales as a result of the cooler weather (heating degree days were 45% higher than the third quarter of 1999). For year-to-date compared to last year, gas revenues increased $18.7 million primarily due to the impact of higher gas cost recovery factors on revenue, partially offset by lower sales attributable to warmer weather in the first quarter.

     Other revenues increased $22.7 million over the third quarter last year and $36.4 million over year-to-date 1999 primarily due to capacity sales from the new generation peaking capacity.

     Fuel and purchased power decreased $15.5 million and $14.3 million compared to the third quarter and year-to-date 1999 periods, respectively, primarily due to the impact of more efficient plant operations, along with lower peak demand levels, which reduced purchased power costs.

     Gas purchased for resale in the third quarter increased $20.5 million compared to the same quarter last year primarily due to increases in gas costs and retail gas sales. For year-to-date compared to last year, gas purchased for resale increased $37.6 million primarily due to higher gas costs.

     Operation and maintenance expense increased $3.5 million from the third quarter last year primarily due to a loss from natural gas supply management contracts. This increase was partially offset by lower power production and utility distribution service costs. For the year-to-date comparison, operation and maintenance expense increased $15.1 million over the same period a year ago primarily due to higher costs as previously discussed for the third quarter, plus increased uncollectible receivable expense, employee benefit costs, insurance costs, and power production costs.

     Depreciation and amortization increased $3.1 million and $8.1 million over the third quarter and year-to-date a year ago, respectively, primarily due to increased property investment and the amortization of regulatory deferrals related to fuel expense.

     General taxes decreased $3.6 million from third quarter last year and $6.1 million from year-to-date 1999, primarily due to lower taxes resulting from property tax adjustments for air and water quality expenditures, coupled with the timing and recognition of credits received related to the Ohio Public Utility Excise Tax.

     Investment income increased $32.7 million and $33.6 million over the third quarter and the first nine months of 1999, respectively, primarily due to higher realized gains on financial assets.

     Other deductions increased $12.3 million for the third quarter and $25.7 million for year-to-date over last year primarily due to increased investment management fees, costs associated with elimination of certain compensation programs, and 1999's gain on the sale of non-operating property.

     Interest expense increased $11.6 million from the third quarter of 1999 and $21.7 million from year-to-date 1999 primarily due to increases in long-term and short-term debt, and higher interest rates on long-term debt. These increases were partially offset by reductions for capitalized interest on electric peaking unit construction and decreased interest rates on short-term debt.

     Third quarter and year-to-date results for 2000 include an expense of $32.5 million and $75.6 million, respectively, for dividends and discount amortization associated with the issuance of $550 million, 8.5% Trust Preferred Securities.

     Income taxes decreased $7.1 million for the third quarter and $33.6 million year-to-date from last year primarily due to lower taxable income in both periods.

     Third quarter and year-to-date results for 2000 include an extraordinary charge of $41.4 million for unrecoverable generation-related regulatory assets associated with the discontinuance of regulatory accounting for the generation business (see Note 6 to the Consolidated Financial Statements).

OTHER MATTERS

     DP&L received approval from the PUCO for its customer transition plan during the month of September 2000. The plan, which begins in January 2001, provides a three-year transition period (the market development period) ending December 31, 2003, at which time DP&L's generation business unit will be fully merchant.

     On August 15, 2000, DPL Inc. announced that members of Local 175 Utility Workers Union of America approved a six-year labor agreement with the Company. The package includes 3.25% wage increases each year for the next six years, additional medical and retirement benefits, and employment security through 2005.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The carrying value of DPL Inc.'s debt was $1,636 million at December 31, 1999, consisting of DP&L's first mortgage bonds and guaranteed air quality development obligations, notes, commercial paper and lines of credit. The fair value of this debt was $1,605 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 1999:


----------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date

----------------------------------------------------------------------------------------------------------------------------
                                   2000       2001      2002       2003       2004   Thereafter     Total      Fair Value
----------------------------------------------------------------------------------------------------------------------------
Long-term Debt

----------------------------------------------------------------------------------------------------------------------------
  Amount($ in millions)              $5         $6        $7         $8       $510          $806     $1,342          $1,311
----------------------------------------------------------------------------------------------------------------------------
  Average rate                      7.7%       7.7%       7.8%      7.8%       6.3%         7.3%        7.3%
----------------------------------------------------------------------------------------------------------------------------


     DPL Inc. issued $425 million of Senior Notes due 2007, with an interest rate of 8.25% in February, 2000. The proceeds are being used to continue its planned growth strategy, retire short-term debt and repurchase common shares. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term fixed-rate debt including the issuance of new debt:


----------------------------------------------------------------------------------------------------------------------------
                               Expected Maturity Date (including $425 Senior Notes Due 2007)

----------------------------------------------------------------------------------------------------------------------------
                                   2000       2001      2002       2003       2004   Thereafter     Total      Fair Value
----------------------------------------------------------------------------------------------------------------------------
Long-term Debt
----------------------------------------------------------------------------------------------------------------------------
  Amount($ in millions)              $5         $6        $7         $8       $510        $1,222     $1,767          $1,736
----------------------------------------------------------------------------------------------------------------------------
  Average rate                      7.7%       7.7%       7.8%      7.8%       6.3%         7.6%        7.3%
----------------------------------------------------------------------------------------------------------------------------


     Because the long-term debt is at a fixed rate, the primary market risk to DPL Inc. is short-term interest rate risk. The carrying value and fair value of short-term debt was $294.1 million with a weighted-average interest rate of 5.9% at December 31, 1999. The carrying value and fair value of short-term debt outstanding has been reduced to $223.2 million as of September 30, 2000. The interest expense risk related to short-term debt at December 31, 1999 and September 30, 2000 was estimated to be approximately an increase/decrease of less than $1 million if the weighted-average cost for each quarter increased/decreased by 10%.

     The fair value of available-for-sale securities was $1,382 million and $1,113 million at September 30, 2000 and December 31, 1999, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $138 million and $111 million at September 30, 2000 and December 31, 1999, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

     As of September 30, 2000, there have been no other material changes in the above information since the end of the preceding fiscal year.



                          PART II. OTHER INFORMATION

Item 5. OTHER INFORMATION.

RATE REGULATION AND GOVERNMENT LEGISLATION

     In October 1999, legislation became effective in Ohio that will give electric utility customers a choice of energy providers starting January 1, 2001. Under the legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio will be deemed competitive and will not be subject to supervision and regulation by the PUCO. As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. The review and hearing process was completed with the PUCO on June 21, 2000, with DP&L reaching agreement with major groups participating in the filing, including the Staff of the PUCO. DP&L received PUCO approval of its plan on September 21, 2000.

     The plan, which begins in January 2001, provides a three-year transition period ending December 31, 2003, at which time DP&L's generation business unit will be fully merchant. The plan also provides the organizational and financial flexibility for the DP&L to continue its corporate realignment initiatives. DP&L has functionally separated its generation, transmission, and distribution business units and completed the sale of its natural gas retail distribution operations on October 31, 2000 to Vectren Energy Delivery of Ohio, Inc. and Indiana Gas Company, Inc. as tenants-in-common for $463 million in cash.

ENVIRONMENTAL CONSIDERATIONS

     DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them Potentially Responsible Parties ("PRP's") for clean up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed wastes to the site.

     The PRP group recently brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRP's that should be liable for a portion of clean-up costs at the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on DP&L's financial position, earnings or cash flow.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The following exhibit is filed herewith:

                     Exhibit No.                       Description
                  ---------------- ---------------------------------------------

                           2 Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc. (exclusive of Exhibits, Schedules, and Ancillary Agreements, which will be furnished to the Commission upon request)

                           27       Financial Data Schedule

         (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed by the Company
                  during the quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DPL INC.
                                      ------------------------------------------
                                                    (Registrant)

Date:       November 14, 2000         /s/ Elizabeth M. McCarthy
          ----------------------      ------------------------------------------
                                      Elizabeth M. McCarthy
                                      Vice President and Chief Financial Officer

Date:       November 14, 2000         /s/ Stephen F. Koziar, Jr.
          ----------------------      ------------------------------------------
                                      Stephen F. Koziar, Jr.
                                      Group Vice President and Secretary