Form 10-K405
period 2000-12-31
DPL INC
filed 2001-03-30
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

            (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended DECEMBER 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                    OUTSTANDING AT      NAME OF EACH EXCHANGE ON
     TITLE OF EACH CLASS          FEBRUARY 28, 2001         WHICH REGISTERED
     -------------------          -----------------         ----------------
Common Stock, $0.01 par value
and Preferred Share Purchase Rights   127,777,404       New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   / X /
             ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
    ------       ------

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2001 was $3,667,211,495 based on a closing price of $28.70 on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference the registrant's 2000 Annual Report to Shareholders.

Portions of the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                                    DPL Inc.

                      Index to Annual Report on Form 10-K
                      Fiscal Year Ended December 31, 2000


                                                                        Page No.
                                     Part I

Item 1    Business............................................................3
Item 2    Properties.........................................................16
Item 3    Legal Proceedings..................................................16
Item 4    Submission of Matters to a Vote of Security Holders................16
          Executive Officers.................................................17

                                    Part II

Item 5    Market for Registrant's Common Equity and Related
          Shareholder Matters................................................18
Item 6    Selected Financial Data............................................18
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations..............................................18
Item 7A   Quantitative and Qualitative Disclosure about Market Risk..........18
Item 8    Financial Statements and Supplementary Data........................19
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................19

                                    Part III

Item 10   Directors and Executive Officers of the Registrant.................20
Item 11   Executive Compensation.............................................20
Item 12   Security Ownership of Certain Beneficial Owners and Management.....20
Item 13   Certain Relationships and Related Transactions.....................20

                                    Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K....20

                                     Other

          Signatures.........................................................25


PART I

Item 1 - BUSINESS
--------------------------------------------------------------------------------

                                    DPL INC.

DPL Inc. ("DPL") was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL are located at Courthouse Plaza Southwest, Dayton, Ohio 45402 - telephone (937) 224-6000.

DPL's principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. DP&L sells electricity to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L's 24 county service area is generated at eight power plants and is distributed to 495,000 retail customers. Principal industries served include electrical machinery, automotive and other transportation equipment, non-electrical machinery, agriculture, paper, and rubber and plastic products. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area. Subsidiaries of DPL include Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Leasing, which leases communications equipment and other miscellaneous equipment and owns real estate; Miami Valley Lighting, Inc., a street lighting business; Miami Valley Insurance Company, an insurance company for DPL and its subsidiaries; Miami Valley Development Company, which has acquired real estate for DP&L; DPL Energy, Inc. ("DPLE"), which has been granted authority to engage in the business of brokering wholesale electric energy; Customer Payment Center, Inc., a payment agent for DP&L and an unaffiliated company; MacGregor Park, Inc., an owner and developer of real estate; DPL Energy Resources, Inc., a competitive retail electric supplier; and Plaza Building, Inc., which owns all the capital stock of MVE, Inc. MVE, Inc. provides financial support services to DPL and its subsidiaries. Miami Valley CTC, Inc., a subsidiary of MVE, Inc., provides transportation services.

DPL and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

DPL and its subsidiaries employed 1,820 persons as of December 31, 2000, of which 1,540 were full-time employees and 280 were part-time employees.

                                   COMPETITION

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers as of January 1, 2001. Under the legislation, electric generation, aggregation, power marketing, and power brokerage services supplied to retail customers in Ohio is deemed to be competitive and is not subject to supervision and regulation by the Public Utilities Commission of Ohio ("PUCO"). As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. DP&L received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003, at which time DP&L's generation assets will no longer be subject to Ohio regulation and will be able to sell all capacity in the open energy market. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduces revenue by approximately $13-14 million per year; rate certainty for the three-year period for customers that continue to purchase power from DP&L; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives without regulatory restrictions.

On September 30, 1996, the FERC conditionally accepted DP&L's market-based sales tariff, which will allow DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, the FERC approved the application and authorization of DPLE to sell and broker wholesale electric power and also charge market-based prices for such power. DPL Energy Resources, Inc. and Miami Valley Lighting, Inc. filed at the FERC for market-based rate authority on November 16, 2000 and received FERC authority on December 13, 2000 and December 15, 2000, respectively. DPL Energy Resources, Inc. received approval from the PUCO on December 8, 2000 to provide competitive retail electric service.

DPL competes through its principal subsidiary, DP&L, with privately and municipally owned electric utilities and rural electric cooperatives, and other alternate fuel suppliers. DP&L competes on the basis of price and service.

Like other utilities, DP&L from time to time may have electric generating capacity available for sale to other utilities. DP&L competes with other utilities to sell electricity provided by such capacity. The ability of DP&L to sell this electricity will depend on how DP&L's price, terms and conditions compare to those of other suppliers. In addition, from time to time, DP&L makes power purchases from other suppliers.

The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act of 1935, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate competition in the supply of electricity.

DP&L provides transmission and wholesale electric service to twelve municipal customers, which distribute electricity within their corporate limits. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.6% of total electricity sales in 2000.

The municipal agreements provide, among other things, for the sale of firm power by DP&L to the municipals on specified terms. However, the parties disagreed in their interpretation of this portion of the agreement and DP&L filed suit against the eleven municipals on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, DP&L filed a second suit against the municipals claiming their failure to pay for certain services rendered under the contract. The municipals filed a complaint at the Federal Energy Regulatory Commission ("FERC") claiming violation of a mediation clause. On June 29, 2000 the FERC Administrative Law Judge issued an initial decision in the case, which was favorable to DP&L; however, the FERC has not yet issued a final order. This dispute is expected to be resolved through the FERC process, and is not expected to result in a material impact on DP&L's financial position or results of operations.

On April 24, 1996, the FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, the FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1997 and 1998, DP&L reached an agreement in principle with staff and intervenors in these tariff cases. The FERC issued an Order accepting the Stipulation between the parties in DP&L's Open Access Transmission Tariff cases on July 30, 1999 and September 17, 1999. DP&L was not materially impacted by the Order.

The FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate or control interstate transmission file a proposal to join a RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. DP&L filed with the FERC to join the Alliance RTO and expects to transfer operational control of its transmission assets to the Alliance when it is complete.

On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000. The rules were finalized by the PUCO in June 2000 and did not have a material impact on DP&L's financial position.

MVR, established in 1986 as a subsidiary of DPL, acts as a broker in arranging and managing natural gas supplies for business and industry. Deliveries of natural gas to MVR customers can be made through the local gas suppliers' transportation system, or another transportation system, on the same basis as deliveries to customers of other gas brokerage firms. Customers with alternate fuel capability can continue to choose between natural gas and their alternate fuel based upon overall performance and economics.

Responding to the new Ohio legislation, DP&L is functionally separating its various business units and is evaluating each unit on a stand-alone basis. Business units not complementing DPL's going-forward strategy may be divested. In October 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash.

                              CONSTRUCTION PROGRAM

Construction additions were $344 million in 2000 and $167 million in 1999. The capital program for 2001 is approximately $397 million. The major components of the 2001 capital program include the development of natural gas-fired combustion turbine generation peaking units at $223 million and environmental compliance at $64 million.

DPL has had an ongoing regional merchant generation expansion program since the mid-1990's with Phase One being completed in 1997. Phase One was the construction of three combustion turbines representing 248 megawatts ("MW") of capacity at an investment of $75 million. In the second quarter of 2000, DPL completed Phase Two with the construction of four combustion turbines representing 224 MW of capacity at an investment of $80 million. In September 2000, DPL announced Phases Three and Four of the construction program representing 320 MW of combustion turbines at an investment of $110 million to be completed during the second half of 2001. In January 2001, DPL announced Phase Five of the program representing an additional 224 MW of combustion turbines at an investment of $80 million to be completed by the summer of 2001. These individual Phases of completed and announced combustion turbines expand DPL's generation capacity by more than 1,000 MW and represent an investment of $345 million. Under this program, DPL plans to have a total of approximately 5,000 MW of generation capacity online by the summer of 2003.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DPL's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost, and adequate and timely rate recovery.

The cost of capital is in part determined by credit ratings assigned by rating agencies. Credit ratings for DPL and DP&L are investment grade. As a result of DPL's December 2000 press release regarding its exploration of strategic alternatives, including the possible sale of all or part of the company, Standard & Poor's placed DPL and DP&L on credit watch with developing implications in January 2001. Developing implications indicate that ratings could be raised, lowered, or affirmed. Also in January, Moody's placed the ratings of DPL and its affiliates under review. The direction of the review is uncertain at this time, and will be refined as additional information becomes available. On February 15, 2001, DPL announced that with the current volatile electric market environment and renewed emphasis on generation capacity and reliability, DPL would pursue its growth strategy as an independent company based on its regional merchant generation expansion plan. DPL will continue to monitor the market for the strategic deployment and/or purchase of assets that provide the most value to shareholders.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions. The potential impact of these events on DPL's operations cannot be estimated at this time.

                       ELECTRIC OPERATIONS AND FUEL SUPPLY

DPL's present winter generating capability is 3,607,000 KW. Of this capability, 2,843,000 KW (approximately 79%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 3,461,000 KW.

                              GENERATING FACILITIES

                                                                                                   MW Rating
                                                                                                  -----------
                                                     Operating                                  DPL
           Station                 Ownership*         Company             Location             Portion     Total
--------------------------       -------------     ------------      -------------------     ----------   -------
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

COMBUSTION TURBINES OR DIESEL
-----------------------------
Hutchings                              W             DP&L             Miamisburg, OH              33         33
Yankee Street                          W             DP&L             Centerville, OH            138        138
Monument                               W             DP&L             Dayton, OH                  12         12
Tait                                   W             DP&L             Dayton, OH                  10         10
Sidney                                 W             DP&L             Sidney, OH                  12         12
Tait Gas Turbine 1                     W             DP&L             Moraine, OH                100        100
Tait Gas Turbine 2                     W             DP&L             Moraine, OH                102        102
Tait Gas Turbine 3                     W             DP&L             Moraine, OH                102        102
Killen                                 C             DP&L             Wrightsville, OH            16         24
Stuart                                 C             DP&L             Aberdeen, OH                 3         10
Greenville                             W             DPLE             Greenville, OH             236        236

*W = Wholly-Owned
 C = Commonly Owned

In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity. In addition, DP&L is in the process of constructing an additional 40.2-mile long, 345,000-volt circuit between CG&E's Foster Substation and DP&L's Bath Substation, with a target in-service date of June 1, 2001. The circuit will be jointly owned by DP&L and CG&E.

DP&L generated over 99% of its electric output from coal-fired units in 2000. The remainder was from oil or natural gas-fired units, which were used to meet peak demands.

DP&L estimates that up to 75% of its coal requirements for the period 2001-2004 will be obtained through long-term contracts, with the balance to be obtained by spot market purchases. DP&L has been informed by CG&E and CSP for the commonly owned units which they operate that sufficient coal supplies will be available during the same planning horizon.

The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

The average fuel cost per kilowatt-hour ("kWh") generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.18(cent) in 2000 and 1.30(cent) in both 1999 and 1998. With the onset of competition in January 2001, the EFC became part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                         GAS OPERATIONS AND GAS SUPPLY

In October 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction was valued pursuant to an arms-length negotiation and resulted in a pre-tax gain of $183 million ($121 million net of taxes). Proceeds from the sale were used to finance the regional merchant generation expansion and reduce outstanding short-term debt.

                   RATE REGULATION AND GOVERNMENT LEGISLATION

DP&L's sales to retail customers are subject to rate regulation by the PUCO and various municipalities. DP&L's wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by the FERC under the Federal Power Act.

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

Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

                                                      At December 31,
                                                 2000                 1999
                                              ----------           ----------

                                                      ($ in millions)
Income taxes recoverable through
    future revenues (b)......................    $ 19.8               $168.5
Regulatory transition costs (a)..............     144.8                   --
Other costs (b)..............................       1.6                 53.3
                                                 ------               ------
Total........................................    $166.2               $221.8
                                                 ======               ======

          (a) As discussed in the COMPETITION section, DP&L received PUCO approval of its transition plan for the deregulation of its generation business. Accordingly, DP&L discontinued the use of its regulatory accounting model for its generation operations. As a result, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item and other generation-related regulatory assets were reclassified to the "Regulatory transition costs" asset.

          (b) Certain deferred costs remain authorized for recovery by regulators. These relate primarily to DP&L's electric transmission and distribution operations and are being amortized over the recovery period of the assets involved.

Under the legislation passed in 1999, the percentage of income payment plan ("PIPP") for eligible low-income households will be converted to a universal service fund. The universal service program will be administered by the Ohio Department of Development. As part of DP&L's Electric Transition Plan, DP&L was granted authority to recover PIPP arrearages remaining as of December 31, 2000 as part of a transition charge.

In 2000, the PUCO amended the rules for Long-Term Forecast Reports for all investor-owned electric transmission and distribution companies in Ohio. Under these rules, each transmission and/or distribution company must annually file a Long-Term Electric Forecast Report, which presents 10-year energy and demand transmission and distribution forecasts. The reports also must contain information on the company's existing and planned transmission and distribution systems, as well as a substantiation of the need for any system upgrades or additions. DP&L filed a combined 2000/2001 Long-Term Electric Forecast Report under these amended rules in March 2001.

The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:

NAME                                     Beginning of Term        End of Term
----                                     -----------------        -----------
Clarence D. Rogers..................       February 2001           April 2006
Rhonda H. Fergus....................         April 1995            April 2005
Chairman Alan R. Schriber...........         April 1999            April 2004
Donald L. Mason.....................         April 1998            April 2003
Judith A. Jones.....................         April 1997            April 2002

See COMPETITION for more detail regarding the impact of legislation passed in October 1999.

                          ENVIRONMENTAL CONSIDERATIONS

The operations of DPL and DP&L, including the commonly owned facilities operated by DP&L, CG&E and CSP, are subject to federal, state, and local regulation as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and initial operation of new electric generating facilities and most electric transmission lines. The possibility exists that current environmental regulations could be revised which could change the level of estimated construction expenditures. See CONSTRUCTION PROGRAM.

AIR QUALITY

The Clean Air Act Amendments of 1990 (the "Act") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The Act restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements became effective on January 1, 2000.

DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993, and on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the Act were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units.

In November 1999, the United States Environmental Protection Agency ("US
EPA") filed civil complaints and Notices of Violations ("NOV's") against operators and owners of certain generation facilities for alleged violations of the Clean Air Act ("CAA"). Generation units operated by partners CG&E (Beckjord
6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the EPA's action against the partners. DP&L was not identified in the NOVs, civil complaints or state actions. In December 2000, CG&E announced that it had reached an Agreement in Principle with the US EPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing, and the outcome of these claims or the impact, if any, on DP&L has not been determined. In June 2000, the US EPA issued a NOV to J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the Clean Air Act. The NOV contained allegations consistent with NOV's and complaints that the EPA has recently brought against numerous other coal-fired utilities in the Midwest. DPL will vigorously challenge the NOV. At this time, the outcome of these claims or the impact, if any, on DP&L is unknown.

In September 1998, the US EPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further nitrogen oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, DP&L's total capital expenditures are estimated to be approximately $175 million over the next three years. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rule an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the US EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L's facilities were identified, among many others, in the rulemaking. DP&L's current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

On December 14, 2000, the US EPA issued a determination that coal- and oil-fired electric generating units should be regulated for emissions of mercury and hazardous air pollutants. The US EPA will issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

LAND USE

DP&L and numerous other parties have been notified by the US EPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRP's") for clean-up at two superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio and the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio.

DP&L received notification from the US EPA in July 1987 for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. The Record of Decision issued by the US EPA identifies the chosen clean-up alternative at a cost estimate of $8.1 million. DP&L's settlements with the US EPA and the PRP group are pending for this site. The final resolution is not expected to have a material effect on DP&L's financial position, earnings or cash flow.

DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRP's for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed wastes to the site. The Ohio EPA has not provided an estimated cost for this site. In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRP's that should be liable for a portion of clean-up costs at the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on DP&L's financial position, earnings or cash flow.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                              ELECTRIC OPERATIONS

                                                                       Years Ended December 31
                                                              -----------------------------------------------

                                                                2000                1999               1998
                                                              --------            --------           --------
Electric Output (millions of kWh)
     General-
         Coal-fired units.............................          17,053              16,539             16,854
         Other units..................................              79                 189                 99
     Power purchases..................................           1,675               1,523              1,475
     Company use and line losses......................          (1,284)             (1,384)              (947)
                                                            -----------         ----------         ----------

         Total........................................          17,523              16,867             17,481
                                                            ==========          ==========         ==========

Electric Sales (millions of kWh)
     Residential......................................           4,816               4,725              4,790
     Commercial.......................................           3,539               3,390              3,518
     Industrial.......................................           4,851               4,876              4,655
     Public authorities and railroads.................           1,371               1,305              1,360
     Private utilities and wholesale (a)..............           2,946               2,571              3,158
                                                            ----------          ----------         ----------

         Total........................................          17,523              16,867             17,481
                                                            ==========          ==========         ==========

Electric Customers at End of Period

     Residential......................................         444,683             441,468            437,674
     Commercial.......................................          46,218              45,470             44,716
     Industrial.......................................           1,928               1,917              1,909
     Public authorities and railroads.................           6,108               5,994              5,838
     Other............................................              48                  46                 43
                                                            ----------          ----------         ----------

         Total........................................         498,985             494,895            490,180
                                                            ==========          ==========         ==========

Operating Revenues (thousands)
     Residential......................................      $  422,733          $  412,808         $  419,948
     Commercial.......................................         245,097             235,309            242,526
     Industrial.......................................         236,670             242,410            228,685
     Public authorities and railroads.................          74,484              69,777             76,686
     Private utilities and wholesale (a)..............         112,328              79,196             86,485
     Other............................................          18,743              18,844             18,651
                                                            ----------          ----------         ----------

         Total........................................      $1,110,055          $1,058,344         $1,072,981
                                                            ==========          ==========         ==========


NOTE:
a) Sales and revenue numbers for private utilities and wholesale include merchant electric peaking generation capacity sales, which are reported in "Other revenues" on the Consolidated Statement of Results of Operations.
b)  See Note 15 to Consolidated Financial Statements for additional information.

                       THE DAYTON POWER AND LIGHT COMPANY
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                                       Years Ended December 31
                                                              -----------------------------------------------
                                                                 2000               1999              1998
                                                               --------           --------          --------
Gas Output (thousands of MCF)
     Direct market purchases...........................          27,723            37,865            36,497
     Liquefied petroleum gas...........................              57                 2                 3
     Company use and unaccounted for...................            (546)           (2,116)             (912)
     Transportation gas received.......................          16,057            19,964            18,125
                                                               --------         ---------          --------

         Total.........................................          43,291            55,715            53,713
                                                               ========         =========          ========

Gas Sales (thousands of MCF)
     Residential.......................................          18,538            24,450            24,877
     Commercial........................................           5,838             7,647             7,433
     Industrial........................................           2,034             2,246             1,916
     Public authorities................................             776             1,182             1,699
     Transportation gas delivered......................          16,105            20,190            17,788
                                                               --------         ---------          --------

         Total.........................................          43,291            55,715            53,713
                                                               ========         =========          ========

Gas Customers at End of Period

     Residential.......................................           --              282,706           279,784
     Commercial........................................           --               22,635            22,491
     Industrial........................................           --                1,303             1,441
     Public authorities................................           --                1,173             1,509
                                                               --------         ---------          --------


         Total.........................................           --              307,817           305,225
                                                               ========          ========          ========


Operating Revenues (thousands)
     Residential.......................................        $119,460          $139,545          $138,802
     Commercial........................................          35,262            40,225            38,243
     Industrial........................................          11,114            11,017             9,291
     Public authorities................................           4,466             5,908             8,230
     Other.............................................          13,554            18,284            16,640
                                                               --------          --------          --------

         Total.........................................        $183,856          $214,979          $211,206
                                                               ========          ========          ========



NOTE:

1) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.
2) See Note 15 to Consolidated Financial Statements for additional information.

Item 2 - PROPERTIES

ELECTRIC

Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (page 3), CONSTRUCTION PROGRAM (pages 6 and 7) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7-9) - Notes 4 and 12 of Notes to Consolidated Financial Statements on pages 22 and 25, respectively, of the registrant's 2000 Annual Report, which pages are incorporated herein by reference.

GAS

Information relating to DP&L's gas properties is contained in Item 1 - BUSINESS, DPL INC. (page 3) and GAS OPERATIONS AND GAS SUPPLY (page 9) - Note 3 of Notes to Consolidated Financial Statements on page 22, which page is incorporated herein by reference.

OTHER

"Other property" reported on the Consolidated Balance Sheet includes the natural gas-fired combustion turbine generation peaking units. Information relating to these properties is contained in Item 1 - CONSTRUCTION PROGRAM (pages 6 and 7) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7-9), as well as page 14 of the registrant's 2000 Annual Report, which page is incorporated herein by reference.

Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.

Item 3 - LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Information relating to legal proceedings involving DP&L is contained in Item 1
- BUSINESS, DPL INC. (page 3), COMPETITION (pages 4-6), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7-9), GAS OPERATIONS AND GAS SUPPLY (page 9), RATE REGULATION AND GOVERNMENT LEGISLATION (pages 9-11), ENVIRONMENTAL CONSIDERATIONS (pages 11-13) and Note 4 of Notes to Consolidated Financial Statements on page 22 of the registrant's Annual Report, which page is incorporated herein by reference.

Item 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no submissions to the security holders in the fourth quarter.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                              (AS OF MARCH 1, 2001)

                                               Business Experience,
                                                 Last Five Years
                                            (Positions with Registrant
        Name                   Age          Unless Otherwise Indicated)               Dates
--------------------        ---------    ---------------------------------      ----------------

Allen M. Hill                  55         President and Chief Executive          1/01/97  -   3/01/01
                                            Officer

                                          President and Chief Operating          9/26/95  -   1/01/97
                                            Officer

                                          President and Chief Executive          9/26/95  -   1/01/97
                                            Officer, DP&L

Susan Flanagan                 38         Vice President, Mergers and            9/11/00  -   3/01/01
                                            Acquisitions
                                          Director, PricewaterhouseCoopers      12/01/95  -   8/31/00
                                            LLP, New York, NY

Stephen F. Koziar, Jr.         56         Group Vice President and               1/31/95  -   3/01/01
                                            Secretary, DPL Inc. and
                                            DP&L

Elizabeth M. McCarthy          41         Vice President and Chief               9/26/00  -   3/01/01
                                          Officer, Chief Accounting
                                            Financial Officer, DPL Inc.
                                            and DP&L
                                          Vice President and Chief               4/01/00  -   9/26/00
                                            Accounting Officer, DPL Inc.
                                            and DP&L
                                            Accounting Officer
                                          Partner, PricewaterhouseCoopers        7/01/94  -   3/31/00
                                            LLP, New York, NY

Arthur G. Meyer                50         Vice President, Legal and             11/21/97  -   3/01/01
                                            Corporate Affairs, DP&L
                                          Director, Corporate Relations,         5/14/96  -  11/21/97
                                            DP&L
                                          Treasurer, DP&L                        6/27/95  -   5/14/96

Bryce W. Nickel                44         Assistant Vice President, DP&L         1/01/94  -   3/01/01

H. Ted Santo                   50         Group Vice President, DP&L            12/08/92  -   3/01/01

Patricia K. Swanke             41         Vice President, Operations,            9/29/99  -   3/01/01
                                            DP&L

                                          Managing Director, DP&L                9/08/96  -   9/29/99
                                          Operations Director, DP&L              7/27/95  -   9/08/96

Judy Wyatt                     49         Group Vice President,                  1/31/95  -   3/01/01
                                            DPL Inc. and DP&L

PART II

Item 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

As of December 31, 2000, there were 35,903 holders of record of DPL common equity, excluding individual participants in security position listings.

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

Item 6 - SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth on page 28 of the registrant's 2000 Annual Report, which page is incorporated herein by reference.

Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in Note 4 to the Consolidated Financial Statements on page 22 and on pages 1 and 13 through 16 of the registrant's 2000 Annual Report, which pages are incorporated herein by reference.

This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DP&L's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules, and adverse economic conditions.

Item 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in the Market Risk section on page 15 of the registrant's 2000 Annual Report, which page is incorporated herein by reference.

Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth on pages 17 through 28 of the registrant's 2000 Annual Report, which pages are incorporated herein by reference.



                        REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE
                         -------------------------------


To the Board of Directors of DPL inc.

Our audits of the consolidated financial statements referred to in our report dated January 29, 2001 appearing on page 27 of the 2000 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 29, 2001





Item 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

PART III

Item 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

DIRECTORS OF THE REGISTRANT

The information required by this item of Form 10-K is set forth in DPL's definitive Proxy Statement relating to the 2001 Annual Meeting of Shareholders ("2001 Proxy Statement"), which is incorporated herein by reference, and on page 17 of this Form 10-K.

Item 11 - EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in the 2001 Proxy Statement, which is incorporated herein by reference.

Item 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in the 2001 Proxy Statement, which is incorporated herein by reference.

Item 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

None.


PART IV

Item 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                                             Pages of 2000
                                                               Form 10-K
                                                             Incorporated by
                                                               Reference
                                                            ---------------


Report of Independent Accountants......................           19


     (a) Documents filed as part of the Form 10-K

                                                                                 Pages of 2000
                                                                                 Annual Report
                                                                                Incorporated by
                                                                                   Reference
                                                                            -----------------------
1.     FINANCIAL STATEMENTS
       --------------------

Consolidated Statement of Results of Operations for the three
years in the period ended December 31, 2000.....................................      17

Consolidated Statement of Cash Flows for the three years in the
period ended December 31, 2000..................................................      18

Consolidated Balance Sheet as of December 31, 2000 and 1999.....................      19

Consolidated Statement of Shareholders' Equity for the three years
in the period ended December 31, 2000 ..........................................      20

Notes to Consolidated Financial Statements .....................................    21-27

Report of Independent Accountants ..............................................      27


The following schedule is filed herewith:

                                                                                     Page No.
                                                                             ----------------------
2.     FINANCIAL STATEMENT SCHEDULE
       ----------------------------

For the three years in the period ended December 31, 2000:

Schedule II - Valuation and qualifying accounts.................................      27


The information required to be submitted in schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.     EXHIBITS
       --------

The exhibits filed as a part of this Annual Report on Form 10-K are:

                                                                                Incorporated Herein by
                                                                                Reference as Filed With
                                                                               ---------------------------------

2(a)   Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and    Exhibit A to the 1986 Proxy
       DP&L dated January 6, 1986...........................................   Statement (File No. 1-2385)

2(b)   Copy of Asset Purchase Agreement, dated December 14, 1999, between      Exhibit 2 to Report on Form 10-Q
       the Dayton Power and Light Company, Indiana Energy, Inc., and           for the quarter ended September
       Number-3CHK, Inc.....................................................   30, 2000
                                                                               (File No. 1-9052)

3      Copy of Amended Articles of Incorporation of DPL Inc. dated February    Filed herewith as Exhibit 3 on
       1, 2000..............................................................   page 28

4(a)   Copy of Composite Indenture dated as of October 1, 1935, between DP&L   Exhibit 4(a) to Report on Form
       and The Bank of New York, Trustee with all amendments through the       10-K for the year ended
       Twenty-Ninth Supplemental Indenture..................................   December 31, 1985 (File No.
                                                                               1-2385)

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

4(d)   Copy of the Thirty-Second Supplemental Indenture dated as of            Exhibit 4(i) to Registration
       November 1, 1982, between DP&L and The Bank of New York, Trustee.....   Statement No. 33-56162

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

4(n)   Copy of the Credit Agreement dated as of November 2, 1989 between DPL   Exhibit 4(k) to DPL Inc.'s
       Inc., the Bank of New York, as agent, and the banks named therein....   Registration Statement on Form
                                                                               S-3 (File No. 33-32348)

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

4(q)   Copy of Securities Purchase Agreement dated as of February 1, 2000 by   Exhibit 99(b) to Schedule TO
       and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and     dated February 4, 2000 (File No.
       Dayton Ventures Inc. and certain exhibits thereto....................   1-9052)

10(a)  Copy of Directors' Deferred Stock Compensation Plan amended December    Filed herewith as Exhibit 10(a)
       31, 2000.............................................................   on page 38

10(b)  Copy of Directors' Deferred Compensation Plan amended December 31,      Filed herewith as Exhibit 10(b)
       2000.................................................................   on page 50

10(c)  Copy of Management Stock Incentive Plan amended December 31, 2000....   Filed herewith as Exhibit 10(c)
                                                                               on page 70

10(d)  Copy of Key Employees Deferred Compensation Plan amended December 31,   Filed herewith as Exhibit 10(d)
       2000.................................................................   on page 84

10(e)  Form of Change of Control Agreement with Certain Executive Officers..   Filed herewith as Exhibit 10(e)
                                                                               on page 103

10(f)  Copy of Stock Option Plan............................................   Filed herewith as Exhibit 10(f)
                                                                               on page 115

13     Copy of DPL's 2000 Annual Report to Shareholders (pages 1 and 13-28).   Filed herewith as Exhibit 13 on
                                                                               page 125

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

21     List of Subsidiaries of DPL Inc......................................   Filed herewith as Exhibit 21 on
                                                                               page 154

23     Consent of PricewaterhouseCoopers LLP................................   Filed herewith as Exhibit 23 on
                                                                               page 154


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

                                    DPL Inc.

                                    Registrant


March 30, 2001                                 /s/ Allen M. Hill
                                      ----------------------------------
                                                 Allen M. Hill
                                     President and Chief Executive Officer
                                         (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    /s/ T. J. Danis           Director                            March 30, 2001
------------------------
     (T. J. Danis)


                              Director                            March 30, 2001
------------------------
   (J. F. Dicke, II)


   /s/ P. H. Forster          Director and Chairman               March 30, 2001
------------------------
    (P. H. Forster)


     /s/ E. Green             Director                            March 30, 2001
------------------------
      (E. Green)


    /s/ J. G. Haley           Director                            March 30, 2001
------------------------
     (J. G. Haley)


    /s/ A. M. Hill            Director, President and Chief       March 30, 2001
------------------------      Executive Officer
     (A. M. Hill)


                              Director                            March 30, 2001
------------------------
  (W. A. Hillenbrand)


   /s/ D. R. Holmes           Director                            March 30, 2001
------------------------
    (D. R. Holmes)


   /s/ B. R. Roberts          Director                            March 30, 2001
------------------------
    (B. R. Roberts)


                              Director                            March 30, 2001
------------------------
    (G. R. Roberts)


                              Director                            March 30, 2001
------------------------
      (S. M. Stuart)


  /s/ E. M. McCarthy          Vice President and Chief Financial  March 30, 2001
------------------------      Officer (principal financial and
   (E. M. McCarthy)           accounting officer)

SCHEDULE II


                                    DPL Inc.
                        VALUATION AND QUALIFYING ACCOUNTS

             For the years ended December 31, 2000, 1999, and 1998


($ in thousands)

----------------------------------------------------------------------------------------------------------------------
                   COLUMN A                        COLUMN B            COLUMN C            COLUMN D        COLUMN E
----------------------------------------------------------------------------------------------------------------------
                                                                       Additions
                                                                ------------------------
                                                  Balance at      Charged                                   Balance at
                                                 Beginning of       to                     Deductions         End of
                 Description                        Period        Income       Other          (1)             Period
----------------------------------------------------------------------------------------------------------------------

2000:

Deducted from accounts receivable--

   Provision for uncollectible accounts            $  4,355      $  9,115      $ --         $  6,619        $  6,851


1999:

Deducted from accounts receivable--

   Provision for uncollectible accounts            $  4,744      $  5,171      $ --         $  5,560        $  4,355


1998:

Deducted from accounts receivable--

   Provisions for uncollectible accounts           $  5,007      $  8,182      $ --         $  8,445        $  4,744


(1) Amounts written off, net of recoveries of accounts previously written off.