Form 10-Q
period 2001-03-31
DPL INC
filed 2001-05-14
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

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


                           COURTHOUSE PLAZA SOUTHWEST
                               DAYTON, OHIO 45402
                 -----------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (937) 224-6000
                 -----------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES  X              NO
                                 ---                ---

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 par value
       and Preferred Share Purchase Rights             126,601,404 Shares
   ------------------------------------------    ------------------------------
             (Title of each class)               (Outstanding at March 31, 2001)

                                    DPL INC.

                                      INDEX


                                                                                    PAGE NO.
                                                                                    --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statement of Results of Operations                        3

                  Consolidated Statement of Cash Flows                                   4

                  Consolidated Balance Sheet                                             5

                  Consolidated Statement of Shareholders' Equity                         7

                  Notes to Consolidated Financial Statements                             8

                  Operating Statistics                                                  11

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                 12

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk            15


PART II.  OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders                   16

         Item 6.  Exhibits and Reports on Form 8-K                                      16

         Signatures                                                                     17

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                    DPL INC.
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                  --------------------------------
                                                                                       2001              2000
                                                                                       ----              ----
         REVENUES
         Electric revenues......................................................       $294.3           $258.9
         Gas revenues...........................................................          -              101.5
         Other revenues, net of fuel costs......................................          3.6              3.1
                                                                                      -------          -------
                                                                                        297.9            363.5
         EXPENSES
         Fuel and purchased power...............................................         76.3             59.1
         Gas purchased for resale...............................................          -               67.6
         Operation and maintenance..............................................         34.6             47.8
         Depreciation and amortization..........................................         30.4             34.3
         Amortization of regulatory assets, net.................................         12.1              5.7
         General taxes..........................................................         26.2             34.5
                                                                                      -------          -------
                       Total expenses...........................................        179.6            249.0
                                                                                      -------          -------

         OPERATING INCOME.......................................................        118.3            114.5

         Investment income......................................................         28.2             16.0
         Other income (deductions)..............................................          1.2             (9.4)
         Interest expense.......................................................        (31.2)           (32.2)
         Trust preferred distributions by subsidiary............................        (11.7)            (6.1)
                                                                                      -------          -------
         INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
           ACCOUNTING CHANGE....................................................        104.8             82.8

         Income taxes...........................................................         42.0             32.7
                                                                                      -------          -------
         INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................         62.8             50.1

         Cumulative effect of accounting change, net of tax.....................          1.0               -
                                                                                      -------          -------

         NET INCOME.............................................................       $ 63.8           $ 50.1
                                                                                      =======          =======
         AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (MILLIONS)
         Basic..................................................................        119.7            145.4
         Diluted................................................................        129.3            145.4

         EARNINGS PER COMMON SHARE
         Basic:
             Income before cumulative effect of accounting change...............        $0.52           $ 0.34
             Cumulative effect of accounting change.............................         0.01               -
                                                                                      -------          -------
             Total Basic........................................................        $0.53           $ 0.34
                                                                                      =======          =======
         Diluted:
             Income before cumulative effect of accounting change...............        $0.49           $ 0.34
             Cumulative effect of accounting change.............................
                                                                                           -                -
                                                                                      -------          -------
             Total Diluted......................................................        $0.49           $ 0.34
                                                                                      =======          =======

         DIVIDENDS PAID PER SHARE OF COMMON STOCK...............................      $0.235            $0.235

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                                 THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                          --------------------------------
                                                                                                2001             2000
                                                                                                ----             ----
OPERATING ACTIVITIES

Cash received from utility customers.............................................               $291.9            $361.6
Other operating cash receipts....................................................                108.5              38.7
Cash paid for:
     Fuel and purchased power....................................................                (85.8)            (51.2)
     Purchased gas...............................................................               (115.2)            (65.0)
     Operation and maintenance labor.............................................                (18.6)            (21.0)
     Nonlabor operating expenditures.............................................                (20.8)            (52.1)
     Interest....................................................................                (52.4)            (30.8)
     Income taxes................................................................                 (4.7)            (24.1)
     General taxes...............................................................                (53.3)            (56.7)
                                                                                                -------           -------

Net cash provided by operating activities........................................                 49.6              99.4
                                                                                                -------           -------

INVESTING ACTIVITIES

Capital expenditures.............................................................               (102.1)            (67.0)
Purchases of available-for-sale financial assets.................................                (45.1)            (91.8)
Sales of available-for-sale financial assets.....................................                 46.6              28.0
Proceeds from sale of natural gas retail distribution operations, net............                (90.9)               -
                                                                                                -------           -------

Net cash used for investing activities...........................................               (191.5)           (130.8)
                                                                                                -------           -------
FINANCING ACTIVITIES

Issuance of long-term debt.......................................................                   -              421.4
Issuance (retirement) of short-term debt.........................................                 84.8            (227.0)
Retirement of long-term debt.....................................................                 (3.0)             (2.5)
Dividends paid on common stock...................................................                (28.2)            (35.3)
Purchase of treasury stock.......................................................                (31.0)           (585.2)
Issuance of trust preferred securities by subsidiary.............................                   -              479.3
Issuance of warrants.............................................................                   -               47.9
                                                                                                -------           -------

Net cash provided by financing activities........................................                 22.6              98.6
                                                                                                -------           -------
CASH AND TEMPORARY CASH INVESTMENTS--

Net change.......................................................................               (119.3)             67.2
Balance at beginning of period...................................................                137.1             111.9
                                                                                                -------           -------

Balance at end of period.........................................................             $   17.8            $179.1
                                                                                                =======           =======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)

                                                                                               AT                     At
                                                                                            MARCH 31,            December 31,
                                                                                              2001                   2000
                                                                                          ---------------     ------------------
ASSETS

PROPERTY

Electric property............................................................                $3,554.6                $3,522.6
Other property...............................................................                   386.0                   330.8
                                                                                            ---------                --------

     Total property..........................................................                 3,940.6                 3,853.4

Less--
     Accumulated depreciation and amortization...............................                (1,613.4)               (1,586.4)
                                                                                            ---------                --------

         Net property........................................................                 2,327.2                 2,267.0
                                                                                            ---------                --------

CURRENT ASSETS

Cash and temporary cash investments..........................................                    17.8                   137.1
Accounts receivable, less provision for uncollectible accounts
     of $9.8 and $6.8, respectively..........................................                   235.8                   241.6
Inventories, at average cost.................................................                    52.5                    46.0
Prepaid taxes................................................................                    41.6                    65.4
Prepaid public utility excise tax............................................                    29.7                    14.9
Other........................................................................                    39.4                    30.6
                                                                                            ---------                --------

     Total current assets....................................................                   416.8                   535.6
                                                                                            ---------                --------

OTHER ASSETS

Financial assets.............................................................                 1,269.3                 1,308.0
Income taxes recoverable through future revenues.............................                    47.3                    49.4
Other regulatory assets......................................................                   134.7                   146.4
Other........................................................................                   154.6                   159.2
                                                                                            ---------                --------

     Total other assets......................................................                 1,605.9                 1,633.0
                                                                                            ---------                --------

TOTAL ASSETS.................................................................                $4,349.9                $4,465.6
                                                                                             ========                ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                                                              AT                     At
                                                                                           MARCH 31,            December 31,
                                                                                             2001                   2000
                                                                                         --------------      -------------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholders' equity--
     Common stock.............................................................              $    1.3                $    1.3
     Other paid-in capital, net of treasury stock.............................                   -                      19.5
     Warrants.................................................................                  50.0                    50.0
     Common stock held by employee plans......................................                 (99.3)                 (100.0)
     Accumulated other comprehensive income...................................                  68.9                   107.5
     Earnings reinvested in the business......................................                 837.2                   814.1
                                                                                           ---------               ---------

         Total common shareholders' equity....................................                 858.1                   892.4

Preferred stock...............................................................                  22.9                    22.9
Preferred stock subject to mandatory redemption...............................                   0.1                     0.1
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary holding solely parent debentures...................                 550.0                   550.0
Long-term debt................................................................               1,755.0                 1,758.5
                                                                                           ---------               ---------

         Total capitalization.................................................               3,186.1                 3,223.9
                                                                                           ---------               ---------

CURRENT LIABILITIES

Short-term debt...............................................................                  84.8                     -
Accounts payable..............................................................                 105.8                   140.2
Accrued taxes.................................................................                 119.3                   223.6
Accrued interest..............................................................                  31.3                    42.4
Other.........................................................................                  26.2                    22.9
                                                                                           ---------               ---------

         Total current liabilities............................................                 367.4                   429.1
                                                                                           ---------               ---------

DEFERRED CREDITS AND OTHER

Deferred taxes................................................................                 398.6                   414.8
Unamortized investment tax credit.............................................                  59.7                    60.3
Insurance and claims costs....................................................                 132.0                   130.9
Other.........................................................................                 206.1                   206.6
                                                                                           ---------               ---------

         Total deferred credits and other.....................................                 796.4                   812.6
                                                                                           ---------               ---------

TOTAL CAPITALIZATION AND LIABILITIES..........................................              $4,349.9                $4,465.6
                                                                                           =========               =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                 Common
                                     Common Stock                                 Stock       Accumulated     Earnings
                                ------------------------  Other                  Held by         Other       Reinvested
                                Outstanding              Paid-In                Employee     Comprehensive     in the
$ in millions                      Shares      Amount    Capital    Warrants      Plans         Income        Business     Total
------------------------------- ------------- ---------- --------- ----------- ------------ ---------------- ------------ ---------
2001:

   Beginning balance..........   127,774,404      $1.3      $19.5       $50.0     $(100.0)        $107.5        $814.1      $892.4

   Net income.................                                                                                    63.8
   Unrealized losses on
     financial assets, net of
     reclassification
     adjustments, after tax...                                                                     (43.5)
   Unrealized gains on
     derivative instruments,
     after tax................                                                                       4.9
   Total comprehensive
     income...................                                                                                                25.2

   Common stock dividends.....                                                                                   (28.2)      (28.2)
   Treasury stock.............    (1,173,000)               (20.5)                                               (12.6)      (33.1)
   Employee stock plans.......                                1.0                     0.7                                      1.7
   Other                                                                                                           0.1         0.1
                                ------------- ---------- --------- ----------- ------------ ---------------- ------------ ---------

   Ending balance.............   126,601,404      $1.3     $  -         $50.0     $ (99.3)         $68.9        $837.2      $858.1
                                ============= ========== ========= =========== ============ ================ ============ =========


2000:

   Beginning balance..........   157,801,404      $1.6     $739.0      $  -        $(90.7)        $109.8        $691.9    $1,451.6

   Net income.................                                                                                    50.1
   Unrealized gains on
     financial assets, net of
     reclassification
     adjustments, after tax...                                                                       9.2
   Total comprehensive
     income...................                                                                                                59.3

   Common stock dividends.....                                                                                   (35.3)      (35.3)
   Issuance of securities.....                              (23.1)       50.0                                                 26.9
   Treasury stock.............   (25,662,800)     (0.3)    (590.9)                                                          (591.2)
   Employee stock plans.......                                0.9                     0.2                                      1.1
   Other......................                                                                      (0.1)          0.1         -
                                ------------- ---------- --------- ----------- ------------ ---------------- ------------ ---------

   Ending balance.............   132,138,604      $1.3     $125.9       $50.0      $(90.5)        $118.9        $706.8      $912.4
                                ============= ========== ========= =========== ============ ================ ============ =========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DPL Inc. ("DPL") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL's 2000 Annual Report on Form 10-K.

2. Reclassifications have been made in certain prior years' amounts to conform to the current reporting presentation of DPL.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before cumulative effect of accounting change (prior year periods are not presented because no potentially dilutive securities were outstanding in the prior year):

In millions except per share amounts                   THREE MONTHS ENDED
                                                         MARCH 31, 2001
                                       ---------------------------------------------------
                                         Income (1)          Shares           Per-Share
                                        (Numerator)       (Denominator)        Amount
                                         ---------         -----------        ---------
BASIC EPS..........................          $62.8             119.7            $0.52

EFFECT OF DILUTIVE SECURITIES
Warrants...........................             -                8.4
Stock Option Plan..................             -                1.2
                                       --------------------------------------
DILUTED EPS........................          $62.8             129.3            $0.49
                                              ====             =====

(1) Income before cumulative effect of accounting change

4. DPL adopted the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction. As a result of adopting this accounting standard, DPL recorded a cumulative effect of accounting change of $1.0 million, net of tax, or $0.01 per share of common stock. The implementation of this accounting standard did not have a material impact on DPL's financial position or results of operations.

DPL uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full requirements load during times of peak demand or during planned and unplanned generation facility outages. DPL also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. DPL records the fair value of all these contracts as "Other Assets" on the Consolidated Balance Sheet with an offset to "Accumulated Other Comprehensive Income," which is reclassified into earnings in the month of physical receipt or delivery of power.

DPL has entered into derivative contracts in order to hedge the fair value of a firm sales commitment. The fair value of the derivative contracts as well as the firm commitment are captured as "Other Assets" on the Consolidated Balance Sheet, and any hedge ineffectiveness is included as "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The net impact of these contracts was immaterial during the quarter.

DPL also holds purchased gas contracts through November 2001, as well as emission allowance options through 2004, that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as "Other Assets" on the Consolidated Balance Sheet and "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during the quarter.

5. In prior years, DPL had two reportable operating segments: electric and natural gas. In October 2000, DPL's principal subsidiary, The Dayton Power and Light Company ("DP&L"), completed the sale of substantially all of its natural gas retail distribution assets and certain liabilities. Accordingly, the Electric segment is the remaining reportable operating segment. The Electric segment generates, markets, distributes, and transmits electricity to retail and wholesale customers. Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as "Other," which primarily includes a natural gas supply management subsidiary, street lighting services, insurance, and financial support services. Prior year amounts related to the Natural Gas segment are included in "Other."

                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                              -----------------------------------
                                                    2001              2000
                                                    ----              ----
NET REVENUES:
Electric.................................           $218.6           $201.7
Other....................................              3.0             35.0
                                                   -------           ------
   Total.................................           $221.6           $236.7
                                                     =====            =====
OPERATING INCOME:
Electric.................................           $111.4            $98.4
Other....................................              6.9             16.1
                                                    ------           ------
   Total.................................           $118.3           $114.5
                                                     =====            =====
RECONCILIATION:
Operating income.........................           $118.3           $114.5
Investment income........................             28.2             16.0
Other income (deductions)................              1.2             (9.4)
Interest expense.........................            (31.2)           (32.2)
Trust preferred distributions by
   subsidiary............................            (11.7)            (6.1)
                                                   --------          -------
Income before income taxes and
   cumulative effect of accounting
   change................................           $104.8           $ 82.8
                                                     =====            =====

                       THE DAYTON POWER AND LIGHT COMPANY

                              OPERATING STATISTICS

                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                               -------------------
                                                                               2001           2000
                                                                               ----           ----
ELECTRIC

Sales (millions of kWh)--
     Residential..................................................             1,480          1,340
     Commercial...................................................               879            825
     Industrial...................................................             1,094          1,158
     Wholesale and other..........................................             1,260            872
                                                                           ---------     ----------

         Total (a)................................................             4,713          4,195

Revenues (thousands of dollars)--
     Residential..................................................          $120,360       $110,868
     Commercial...................................................            60,556         57,027
     Industrial...................................................            54,758         55,487
     Wholesale and other .........................................            59,021         36,121
                                                                           ---------     ----------

         Total (a)................................................          $294,695       $259,503

Electric customers at end of period...............................           500,137        496,142


GAS (b)

Sales (millions of MCF)--
     Residential..................................................                 -         11,634
     Commercial...................................................                 -          3,554
     Industrial...................................................                 -          1,066
     Other........................................................                 -            470
     Transportation gas delivered.................................                 -          6,893
                                                                           ----------     ---------

         Total....................................................                 -         23,617

Revenues (thousands of dollars)--
     Residential..................................................       $         -        $67,228
     Commercial...................................................                 -         19,657
     Industrial...................................................                 -          5,655
     Other........................................................                 -          8,940
                                                                           ----------     ---------

         Total....................................................       $         -       $101,480

Gas customers at end of period....................................                 -        309,743


(a) Electric sales and revenues include sales by DP&L to a subsidiary of DPL, which are eliminated from the electric revenues reported on the Consolidated Statement of Results of Operations.
(b) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DPL Inc. ("DPL") reported earnings per share for the first quarter of 2001 of $0.52 per share before the cumulative effect of an accounting change, an increase of 37% over earnings per share for the same quarter last year of $0.38 before non-recurring items. The accounting change in the first quarter of 2001 resulted from the adoption of a new accounting standard for derivatives. The non-recurring charges in the first quarter of 2000, which totaled $8.4 million before taxes, were associated with the recapitalization and the elimination of certain compensation programs that reduced earnings by $0.04 to $0.34 per share.

The earnings growth was primarily attributable to a 9% increase in net electric revenues, a 27% decrease in operating and maintenance expense, a 76% increase in earnings from DPL's diversified portfolio of financial assets, and a reduction in the number of shares outstanding as a result of the leveraged recapitalization implemented in March 2000. These financial gains were partially offset by the impact of the sale of the natural gas retail distribution assets and certain liabilities in October 2000.

FINANCIAL CONDITION

At March 31, 2001, DPL's cash and temporary cash investment balance was $17.8 million. DPL Inc. held financial assets valued as of March 31, 2001 at $1.3 billion.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have up to $300 million available through Revolving Credit Agreements ("Credit Agreements"). The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. DPL had no borrowings outstanding under these Credit Agreements and $10 million in commercial paper outstanding at March 31, 2001. DPL's primary subsidiary, the Dayton Power and Light Company ("DP&L"), has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and $75 million in commercial paper outstanding at March 31, 2001.

DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2001-2005.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative developments and changing environmental standards, among other factors.

As a result of DPL's December 2000 press release regarding its exploration of strategic alternatives, Standard & Poor's placed DPL and DP&L on credit watch with developing implications in January 2001. Developing implications indicate that ratings could be raised, lowered, or affirmed. On May 2, 2001, Standard & Poor's affirmed its ratings on DPL and DP&L with a stable outlook, and removed the credit watch with developing implications. This action followed DPL's announcement on February 15, 2001 that it would pursue its growth strategy as an independent company based on its merchant generation expansion plan. The current credit ratings for DPL and DP&L are investment grade.

RESULTS OF OPERATIONS

                                                            FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                            2001                  2000
                                                    --------------------- ---------------------
Electric revenues............................                $294.3                  $258.9
Fuel and purchased power.....................                  76.3                    59.1
                                                             ------                  ------
     Net electric revenues...................                $218.0                  $199.8
                                                             ======                  ======

Gas revenues.................................               $    -                   $101.5
Gas purchased for resale.....................                    -                     67.6
                                                             ------                  ------

     Net gas revenues........................                $    -                 $  33.9
                                                             ======                  ======

Operating income.............................                $118.3                  $114.5
                                                             ======                  ======

Despite increases in fuel and purchased power costs, first quarter net electric revenues increased by $18.2 million or 9% compared to last year. Wholesale revenues more than doubled as a result of a 72% increase in sales volume and higher wholesale market prices. Retail revenues were 4% higher as a result of colder weather (heating degree days increased 41%). Fuel costs increased as a result of higher prices on the wholesale market for purchased power, higher spot-market prices for coal, and a greater volume of generated power (up 11%) resulting from increased sales.

The loss of net gas revenues resulted from the sale of the natural gas retail distribution assets and certain liabilities, which was completed in October 2000.

First quarter operating income increased $3.8 million or 3% compared to last year. This growth was primarily attributable to the increase in net electric revenues, a $13.2 million decrease in operation and maintenance expense, and an $8.3 million decrease in general taxes, partially offset by a $ 6.4 million increase in regulatory amortization and the effect of the sale of the natural gas retail distribution assets.

The decrease in operation and maintenance expense was attributable to decreased deferred compensation costs, the sale of the natural gas retail distribution operations, and changes in the timing of certain maintenance work, which is expected to be performed later in the year. These favorable variances were partially offset by higher uncollectible receivable expense, an increase in ash removal program expense, and higher operating costs associated with the increase in generation power.

The decrease in general taxes primarily resulted from changes in tax laws associated with the Ohio deregulation order.

Regulatory transition cost assets of $144.8 million are being amortized over the three-year period beginning January 1, 2001 based on transition revenues. As a result, amortization expense increased $6.4 million over the same period last year.

Investment income increased $12.2 million or 76% compared to the first quarter of last year as a result of higher net realized gains.

Other income increased $10.6 million compared to the first quarter of last year as a result of higher executive compensation and the elimination of certain compensation programs in the prior year, and a current year gain associated with the termination of a contract. These favorable variances were partially offset by strategic consulting expenses and a net loss associated with derivative activity.

Interest expense decreased $1.0 million or 3% compared to the first quarter of last year as a result of lower average short-term debt and higher capitalized interest, partially offset by higher long-term debt, higher long-term debt interest rates, and higher short-term debt interest rates.

Trust preferred distributions by subsidiary increased $5.6 million or 92% compared to the first quarter of last year because of the timing of the recapitalization, which occurred in March 2000, partially offset by one-half month amortization of the $50 million original issue discount.

The effective income tax rates for the first quarter of 2001 and 2000 were 40.1% and 39.5%, respectively. The increase was primarily attributable to a $5.6 million increase in state income-based taxes resulting from the implementation of the Ohio deregulation order.

Cumulative effect of an accounting change reflects DPL's adoption of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

OTHER MATTERS

A wholly-owned captive subsidiary of DPL provides, among other coverages, business interruption and specific risk coverage for DP&L with respect to the impact of environmental law and electric deregulation. "Insurance Claims and Costs" on the Consolidated Balance Sheet includes insurance reserves of the captive subsidiary of approximately $87 million for this coverage, as well as other coverages based on actuarial methods and loss experience data. As the policy impact of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, either policy payments from the captive subsidiary to DP&L or release of the appropriate reserves will occur and be reflected in income.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DPL's control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules and adverse economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying value of DPL's debt was $1,766 million at December 31, 2000, consisting of DP&L's first mortgage bonds, guaranteed air quality development obligations, and notes. The fair value of this debt was $1,795 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000:

----------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date
----------------------------- ---------- ---------- --------- ---------- ---------- ------------- ---------- ---------------
                                2001       2002       2003      2004       2005      Thereafter     Total      Fair Value
----------------------------- ---------- ---------- --------- ---------- ---------- ------------- ---------- ---------------
Long-term Debt
----------------------------- ---------- ---------- --------- ---------- ---------- ------------- ---------- ---------------
  Amount($ in millions)          $7         $8         $9       $511        $13        $1,218      $1,766        $1,795
----------------------------- ---------- ---------- --------- ---------- ---------- ------------- ---------- ---------------
  Average rate                  7.8%       7.8%       7.8%      6.7%       7.8%         7.6%        7.4%
----------------------------- ---------- ---------- --------- ---------- ---------- ------------- ----------

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $85 million with a weighted-average interest rate of 5.5% at March 31, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

The fair value of available-for-sale securities was $1,319 million and $1,337 million at March 31, 2001 and December 31, 2000, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $132 million and $134 million at March 31, 2001 and December 31, 2000, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


DPL held its annual meeting of shareholders on April 11, 2001 at which security holders elected four directors nominated for three-year terms expiring in 2004. The results of the voting were as follows:

                                                      For                         Withheld
                                           ---------------------------    --------------------------
Thomas J. Danis                                   121,666,695                     1,853,910
Allen M. Hill                                     120,719,923                     2,800,682
W. August Hillenbrand                             121,746,023                     1,774,582
Scott M. Stuart                                   121,529,608                     1,990,997


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended March 31, 2001.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by DPL during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         DPL INC.
                                 -----------------------------------------------
                                                       (Registrant)



Date:       May 14, 2001       /s/ Elizabeth M. McCarthy
         -------------------   -------------------------------------------------
                               Elizabeth M. McCarthy
                               Group Vice President and Chief Financial Officer



Date:       May 14, 2001       /s/ Stephen F. Koziar, Jr.
         -------------------   -------------------------------------------------
                               Stephen F. Koziar, Jr.
                               Group Vice President and Secretary