Form 10-Q
period 2001-06-30
DPL INC
filed 2001-08-14
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2001

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

                         YES   X             NO
                             ------            ------

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value
 and Preferred Share Purchase Rights                    126,501,404 Shares
------------------------------------              ------------------------------
       (Title of each class)                      (Outstanding at June 30, 2001)

                                    DPL INC.

                                     INDEX


                                                                                                 PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Statement of Results of Operations                                      3

                    Consolidated Statement of Cash Flows                                                 4

                    Consolidated Balance Sheet                                                           5

                    Notes to Consolidated Financial Statements                                           7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                                  9

                    Operating Statistics                                                                14

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          15


PART II.  OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                                                    15

         Signatures                                                                                     16


                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                    DPL INC.
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                             JUNE 30,                      JUNE 30,
                                                                   ---------------------------     --------------------------
                                                                         2001          2000            2001          2000
                                                                        ------        ------          ------        ------
  REVENUES
  Electric revenues..................................................   $286.7        $262.2          $581.0        $521.1
  Gas revenues.......................................................       --          31.1              --         132.6
  Other revenues, net of fuel costs..................................      3.5           3.9             7.1           7.0
                                                                         -----       -------         -------       -------
                                                                         290.2         297.2           588.1         660.7
                                                                         -----         -----           -----         -----

  EXPENSES
  Fuel and purchased power...........................................     76.6          64.9           152.9         124.0
  Gas purchased for resale...........................................       --          17.6              --          85.2
  Operation and maintenance..........................................     47.7          51.5            82.3          99.3
  Depreciation and amortization......................................     31.5          35.3            61.9          69.6
  Amortization of regulatory assets, net.............................     11.3           7.0            23.4          12.7
  General taxes......................................................     22.5          31.3            48.7          65.8
                                                                         -----        ------          ------        ------
       Total expenses                                                    189.6         207.6           369.2         456.6
                                                                         -----         -----           -----         -----

  OPERATING INCOME...................................................    100.6          89.6           218.9         204.1

  Investment income..................................................      6.0          12.5            34.2          28.5
  Other income (deductions)..........................................    (11.8)         (8.2)          (10.6)        (17.6)
  Interest expense...................................................    (31.3)        (33.4)          (62.5)        (65.6)
  Trust preferred distributions by subsidiary........................    (11.7)        (37.0)          (23.4)        (43.1)
                                                                         ------        ------          ------        ------

  INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE................................................     51.8          23.5           156.6         106.3

  Income taxes.......................................................     17.4           7.7            59.4          40.4
                                                                         -----        ------          ------        ------
  INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE...............     34.4          15.8            97.2          65.9

  Cumulative effect of accounting change, net of tax.................       --            --             1.0            --
                                                                         -----        ------          ------        ------
  NET INCOME.........................................................   $ 34.4        $ 15.8          $ 98.2       $  65.9
                                                                        ======        ======          ======       =======

  AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
    (MILLIONS)
  Basic..............................................................    118.8         124.2           119.3         134.8
  Diluted............................................................    128.9         127.4           129.1         136.4

  EARNINGS PER COMMON SHARE
  Basic:
       Income before cumulative effect of accounting change..........    $0.29         $0.13           $0.81         $0.49
       Cumulative effect of accounting change........................       --            --            0.01            --
                                                                         -----        ------          ------        ------
       Total Basic...................................................    $0.29         $0.13           $0.82         $0.49
                                                                          ====          ====            ====          ====

  Diluted:
       Income before cumulative effect of accounting change..........    $0.27         $0.12           $0.76         $0.48
       Cumulative effect of accounting change........................       --            --              --            --
                                                                         -----        ------          ------        ------
      Total Diluted..................................................    $0.27         $0.12           $0.76         $0.48
                                                                          ====          ====            ====          ====
  DIVIDENDS PAID PER SHARE OF COMMON STOCK...........................   $0.235        $0.235          $0.470        $0.470
                                                                         =====         =====           =====         =====

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)



                                                                                                   SIX MONTHS ENDED
                                                                                                       JUNE 30,
                                                                                           ----------------------------------
                                                                                                 2001              2000
                                                                                                ------            ------
OPERATING ACTIVITIES
Cash received from utility customers................................................            $565.6            $680.2
Other operating cash receipts.......................................................             196.9              69.0
Cash paid for:
     Fuel and purchased power.......................................................            (165.0)           (115.2)
     Purchased gas..................................................................            (172.3)           (114.7)
     Operation and maintenance labor................................................             (36.8)            (42.9)
     Nonlabor operating expenditures................................................             (64.0)           (107.7)
     Interest.......................................................................             (82.6)            (64.3)
     Income taxes...................................................................             (59.6)            (76.3)
     General taxes..................................................................             (76.8)            (83.1)
                                                                                                -------           -------
Net cash provided by operating activities...........................................             105.4             145.0
                                                                                                ------            ------

INVESTING ACTIVITIES

Capital expenditures................................................................            (198.0)           (141.7)
Purchases of available-for-sale financial assets....................................             (91.2)           (139.5)
Sales of available-for-sale financial assets........................................             107.2              43.6
Income taxes on gain from sale of natural gas retail distribution operations........             (90.9)               --
                                                                                                ------            ------
Net cash used for investing activities..............................................            (272.9)           (237.6)
                                                                                                -------          --------

FINANCING ACTIVITIES

Issuance of long-term debt..........................................................                --             421.1
Issuance (retirement) of short-term debt, net.......................................             150.7            (252.2)
Retirement of long-term debt........................................................              (3.4)             (2.9)
Dividends paid on common stock......................................................             (56.8)            (64.6)
Purchase of treasury stock..........................................................             (35.9)           (635.7)
Issuance of trust preferred securities by subsidiary................................                --             478.9
Issuance of warrants................................................................                --              47.8
                                                                                                  -----          -------
Net cash provided by (used for) financing activities................................              54.6              (7.6)
                                                                                               -------          ---------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change..........................................................................            (112.9)           (100.2)
Balance at beginning of period......................................................             137.1             111.9
                                                                                                ------            ------
Balance at end of period............................................................           $  24.2           $  11.7
                                                                                               =======           =======


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)



                                                                                                AT                     At
                                                                                             JUNE 30,             December 31,
                                                                                               2001                   2000
                                                                                             --------             ------------
ASSETS

PROPERTY

Property                                                                                     $4,033.2                $3,853.4
Less: Accumulated depreciation and amortization..............................                (1,642.0)               (1,586.4)
                                                                                             --------                --------
     Net property............................................................                 2,391.2                 2,267.0
                                                                                             --------                --------

CURRENT ASSETS

Cash and temporary cash investments..........................................                    24.2                   137.1
Accounts receivable, less provision for uncollectible accounts
     of $9.8 and $6.8, respectively..........................................                   214.9                   241.6
Inventories, at average cost.................................................                    60.8                    46.0
Prepaid taxes................................................................                    65.9                    65.4
Other........................................................................                    25.2                    45.5
                                                                                             --------                --------

     Total current assets....................................................                   391.0                   535.6
                                                                                             --------                --------

OTHER ASSETS

Financial assets.............................................................                 1,183.2                 1,308.0
Income taxes recoverable through future revenues.............................                    45.9                    49.4
Other regulatory assets......................................................                   123.7                   146.4
Other........................................................................                   155.9                   159.2
                                                                                             --------                --------

     Total other assets......................................................                 1,508.7                 1,663.0
                                                                                             --------                --------

TOTAL ASSETS.................................................................                $4,290.9                $4,465.6
                                                                                             ========                ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                                                                At                     At
                                                                                             June 30,             December 31,
                                                                                               2001                   2000
                                                                                             --------             ------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholders' equity--
     Common stock.............................................................              $    1.3                 $   1.3
     Other paid-in capital, net of treasury stock.............................                    --                    19.5
     Warrants.................................................................                  50.0                    50.0
     Common stock held by employee plans......................................                 (95.6)                 (100.0)
     Accumulated other comprehensive income...................................                  21.2                   107.5
     Earnings reinvested in the business......................................                 812.5                   814.1
                                                                                             --------                --------

         Total common shareholders' equity....................................                 789.4                   892.4

Preferred stock...............................................................                  22.9                    22.9
Preferred stock subject to mandatory redemption...............................                   0.1                     0.1
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary holding solely parent debentures...................                 550.0                   550.0
Long-term debt................................................................               1,755.0                 1,758.5
                                                                                             --------                --------

         Total capitalization.................................................               3,117.4                 3,223.9
                                                                                             --------                --------

CURRENT LIABILITIES

Short-term debt...............................................................                 150.7                     -
Accounts payable..............................................................                  89.2                   140.2
Accrued taxes.................................................................                  84.2                   223.6
Accrued interest..............................................................                  42.6                    42.4
Dividends payable.............................................................                  30.5                     2.0
Other.........................................................................                  31.1                    20.9
                                                                                             --------                --------

         Total current liabilities............................................                 428.3                   429.1
                                                                                             --------                --------

DEFERRED CREDITS AND OTHER

Deferred taxes................................................................                 362.6                   414.8
Unamortized investment tax credit.............................................                  59.2                    60.3
Insurance and claims costs....................................................                 128.6                   130.9
Other.........................................................................                 194.8                   206.6
                                                                                             --------                --------

         Total deferred credits and other.....................................                 745.2                   812.6
                                                                                             --------                --------

TOTAL CAPITALIZATION AND LIABILITIES..........................................              $4,290.9                $4,465.6
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

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before cumulative effect of accounting change:

                                           THREE MONTHS ENDED JUNE 30,                          SIX MONTHS ENDED JUNE 30,
                                       2001                       2000                      2001                      2000
                             ------------------------  -------------------------  ------------------------  -----------------------
                                                 PER                        Per      (1)              PER                      Per
                             INCOME    SHARES   SHARE  Income    Shares    Share   INCOME  SHARES    SHARE  Income    Shares  Share
                             ------    ------   -----  ------    ------    -----  -------  ------    -----  ------    ------  -----

BASIC EPS....................$34.4      118.8   $0.29   $15.8     124.2    $0.13    $97.2   119.3    $0.81   $65.9     134.8  $0.49

EFFECT OF DILUTIVE SECURITIES
Warrants.....................             8.8                      2.8                        8.6                        1.4
Stock Option Plan............             1.3                      0.4                        1.2                        0.2
                                        -----                    -----                      -----                      -----

DILUTED EPS..................$34.4      128.9   $0.27   $15.8    127.4     $0.12    $97.2   129.1    $0.76   $65.9     136.4  $0.48
                                        =====                    =====                      =====                      =====

(1) Income before cumulative effect of accounting change

4. DPL adopted the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133") as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction. As a result of adopting this accounting standard, DPL recorded a cumulative effect of accounting change of $1.0 million in income, net of tax, or $0.01 per share of common stock. The implementation of this accounting standard did not have a material impact on DPL's financial position or results of operations.

DPL uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full requirements load during times of peak demand or during planned and unplanned generation facility outages. DPL also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. DPL records the fair value of all these contracts as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet with an offset to "Accumulated Other Comprehensive Income," which is reclassified into earnings in the month of physical receipt or delivery of power. In June 2001, the FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers. DPL holds contracts currently classified as cash flow hedges that will meet the requirements for the normal purchases and sales exception to be excluded from the scope of SFAS No. 133. These contracts remain recorded as hedges as the scope exception is not effective until the third quarter of 2001. Beginning on July 1, 2001, DPL intends to apply the normal purchase and sales exception as defined in SFAS No. 133 and accordingly will account for these contracts upon settlement. Therefore, the fair value of these contracts as of June 30, 2001 will become their net carrying amount beginning July 1, 2001 and, prospectively, the carrying amounts of the contracts will no longer be adjusted for changes in their fair values. Similarly, the hedge accounting effects of these contracts recorded in Accumulated Other Comprehensive Income on June 30, 2001 will be recorded in earnings in the month of physical receipt or delivery of the power. This prospective change will not have a material impact on DPL's financial position or results of operations.

DPL also holds purchased gas contracts through November 2001, as well as emission allowance options through 2004, that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet and changes in fair value are recorded as "Other Income/Deductions" on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during the second quarter and the first six months of 2001.

5. In prior years, DPL had two reportable operating segments: electric and natural gas. In October 2000, DPL's principal subsidiary, The Dayton Power and Light Company ("DP&L"), completed the sale of substantially all of its natural gas retail distribution assets and certain liabilities. Accordingly, the Electric segment is the remaining reportable operating segment. The Electric segment generates, markets, distributes, and transmits electricity to retail and wholesale customers. Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as "Other," which primarily includes a natural gas supply management subsidiary, street lighting services, insurance, and financial support services. Prior year amounts related to the Natural Gas segment are included in "Other." On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.



                                                  THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                                  ---------------------------               -------------------------
                                                    2001              2000                  2001                2000
                                                    ----              ----                  ----                ----
NET REVENUES:
Electric.................................          $210.7            $197.2                 $429.3             $398.9
Other....................................             2.9              17.6                    5.9               52.6
                                                   ------            ------                -------             ------
   Total.................................          $213.6            $214.8                 $435.2             $451.5
                                                   ======            ======                 ======             ======

OPERATING INCOME:
Electric.................................          $105.1           $  92.3                 $216.5             $190.7
Other (a)................................            (4.5)             (2.7)                   2.4               13.4
                                                   -------           -------               -------             ------
   Total.................................          $100.6           $  89.6                 $218.9             $204.1
                                                   ======            ======                 ======             ======

RECONCILIATION:
Operating income.........................          $100.6           $  89.6                 $218.9             $204.1
Investment income........................             6.0              12.5                   34.2               28.5
Other income (deductions)................           (11.8)             (8.2)                 (10.6)             (17.6)
Interest expense.........................           (31.3)            (33.4)                 (62.5)             (65.6)
Trust preferred distributions by
   subsidiary............................           (11.7)            (37.0)                 (23.4)             (43.1)
                                                   -------           -------                -------            -------
Income before income taxes and
   cumulative effect of accounting
   change................................          $ 51.8           $  23.5                 $156.6             $106.3
                                                   ======            ======                 ======             ======

(a) Includes unallocated corporate items. The second quarter and year-to-date periods for 2000 also include operating income for the natural gas retail distributions, the sale of which was completed in October 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DPL Inc. ("DPL") reported earnings for the second quarter of 2001 of $0.32 per share, an increase of 23% over earnings for the same quarter last year of $0.26 per share. Earnings for the current year-to-date period were $0.84 per share, an increase of 29% over earnings of $0.65 per share for the prior year-to-date period. All earnings per share numbers are before non-recurring items discussed below and share dilution.

During the second quarter of 2001, a non-recurring charge of $4.9 million before taxes was incurred for a voluntary early retirement program. The current year-to-date period also included the accounting change for the adoption of the new accounting standard for derivatives. The non-recurring charge in the second quarter of 2000 resulted from the amortization of $25.0 million of a $50.0 million original issue discount associated with the issuance of trust preferred securities. The prior year-to-date period also included non-recurring charges from the first quarter of $8.4 million before taxes associated with the recapitalization and the elimination of certain compensation programs. Each of these non-recurring events affected financial results as outlined below:


                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                          ------------------------     -----------------------
                                                                              2001        2000            2001        2000
                                                                              -----       -----           -----       -----

Earnings per share - Basic, after non-recurring items................         $0.29       $0.13           $0.82       $0.49
     Voluntary early retirement program..............................          0.03          --            0.03          --
     Cumulative effect of accounting change..........................            --          --           (0.01)         --
     Recapitalization................................................            --        0.13              --        0.14
     Compensation program............................................            --          --              --        0.02
                                                                              -----       -----           -----       -----
Earnings per share - Basic, before non-recurring items...............         $0.32       $0.26           $0.84       $0.65

DPL is on track to meet its earnings target of $1.90 per share, representing an increase of more than 20% from record earnings of $1.56 per share reported in 2000. In addition, DPL expects to deliver annual earnings per share growth of 10-15% into 2002. The earnings per share amounts for 2001 and 2000 are before share dilution and non-recurring items as discussed above. The earnings per share amount for 2000 also excludes non-recurring and extraordinary items associated with the remaining amortization of the $50.0 million original issue discount (-$0.12), DPL's deregulation order (-$0.32), and the gain on the sale of DP&L's natural gas retail distribution operations (+$0.95).

FINANCIAL CONDITION

On May 14, 2001, DPL announced Phase Six of its merchant peaking generation expansion program. Phase Six consists of two 80-megawatt ("MW") combustion turbines at an investment of $55 million. These units totaling 160 MW are scheduled to be online for the 2002 summer peaking season. On August 1, 2001, DPL announced that the seventh phase of its expansion program is in the final stages of approval and is scheduled for construction over the next ten months. This phase will add 320 MW of capacity by the summer of 2002.

Phases Three and Four were completed in May 2001, which added four peaking generation units totaling 320 MW of capacity. Phase Five was completed in June 2001, adding four peaking generation units totaling 224 MW of capacity. Each of these units was built ahead of schedule, on budget, and is immediately accretive to earnings. DPL's total 2001 merchant peaking generation expansion of 544 MW represents a combined $215 million investment. Ninety percent of DPL's merchant peaking capacity has been sold forward for the summer 2001 market.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative developments and changing environmental standards, among other factors.

At June 30, 2001, DPL's cash and temporary cash investment balance was $24.2 million. DPL Inc. held financial assets valued as of June 30, 2001 at $1.2 billion.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the gain on the sale of the natural gas retail distribution assets and certain liabilities that was reported in October 2000.

DPL and its subsidiaries have $265 million available through Revolving Credit Agreements ("Credit Agreements"). The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. DPL had no borrowings outstanding under these Credit Agreements and $66 million in commercial paper outstanding at June 30, 2001. DPL's primary subsidiary, the Dayton Power and Light Company ("DP&L"), has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and $85 million in commercial paper outstanding at June 30, 2001.

DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2001-2005.

As a result of DPL's December 2000 press release regarding its exploration of strategic alternatives, Standard & Poor's placed DPL and DP&L on credit watch with developing implications in January 2001. Also in January, Moody's placed the ratings of DPL Inc. and its affiliates under review. On May 2, 2001, Standard & Poor's affirmed its ratings on DPL and DP&L with a stable outlook, and removed the credit watch with developing implications. On July 27, 2001, Moody's also affirmed its ratings of Baa1 and A2 on DPL and DP&L, respectively, with a stable outlook. The current credit ratings for DPL and DP&L are investment grade.

RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED,                SIX MONTHS ENDED
                                                            JUNE 30,                         JUNE 30,
                                                 -----------------------------      ------------------------
                                                      2001            2000              2001          2000
                                                      ----            ----              ----          ----

Electric revenues............................         $286.7         $262.2             $581.0        $521.1
Fuel and purchased power.....................           76.6           64.9              152.9         124.0
                                                      ------         ------             ------        ------
     Net electric revenues...................         $210.1         $197.3             $428.1        $397.1

Gas revenues                                          $   --         $ 31.1             $   --        $132.6
Gas purchased for resale                                  --           17.6                 --          85.2
                                                      ------         ------             ------        ------
     Net gas revenues                                 $   --         $ 13.5             $   --        $ 47.4

Operating income.............................         $100.6         $ 89.6             $218.9        $204.1



Net electric revenues increased by $12.8 million or 6% and by $31.0 million or 8% compared to last year's second quarter and year-to-date periods, respectively. Wholesale revenues increased by 83% for the quarter and more than doubled for the six-month period as a result of increased sales volume, higher wholesale market prices, and revenue from additional generating facilities. Retail revenues were 2% and 3% higher for the quarter and year-to-date periods, respectively, primarily as a result of a higher average rate based on tax law changes. Retail sales were down 1% for the quarter as a result of lower industrial sales resulting from sluggish economic conditions in DP&L's service territory, which offset sales increases in residential (1%) and commercial markets (4%). Year-to-date retail sales were 1% higher than last year. Growth in residential and commercial markets was partially offset by declines in industrial sales, again reflecting economic conditions in DP&L's service territory. Fuel costs increased for both comparison periods as a result of higher spot-market prices for coal, higher prices on the wholesale market for purchased power, and a greater volume of fuel usage and power purchases resulting from increased wholesale sales.

The decline in net gas revenues for the quarter and year-to-date periods resulted from the sale of the natural gas retail distribution assets and certain liabilities, which was completed in October 2000.

Operation and maintenance expense decreased by $3.8 million or 7% for the quarter and by $17.0 million or 17% for the six-month period. The decreases for both comparison periods were primarily attributable to the sale of the natural gas retail distribution operations, lower insurance and claims expense, lower pension expense, and general cost containment efforts. These favorable variances were partially offset by voluntary early retirement costs.

Depreciation and amortization expense decreased by $3.7 million or 11% for the quarter and by $7.7 million or 11% for the six-month period. The decreases for both comparison periods resulted from depreciation rate changes for certain generation units, and the sale of the natural gas retail distribution assets. These decreases were partially offset by increased depreciation in 2001 resulting from the merchant peaking generation expansion activity.

Beginning January 1, 2001, regulatory transition cost assets of $144.8 million are being amortized over a three-year period based on transition revenues. As a result, amortization expense increased by $4.3 million or 61% for the quarter and by $10.7 million or 84% for the year-to-date period based on transition revenues recognized in the respective periods.

General taxes decreased by $8.8 million or 28% for the quarter and by $17.1 million or 26% for the six-month period. The decreases for both comparison periods primarily resulted from changes in tax laws associated with the Ohio deregulation order and the sale of the natural gas retail distribution assets.

Investment income decreased by $6.5 million or 52% compared to the second quarter of last year as a result of lower net realized gains. Investment income increased by $5.7 million or 20% compared to the first six months of last year as a result of higher net realized gains.

Other deductions increased by $3.4 million for the quarter and decreased by $7.0 million for the six-month period. The increase for the second quarter resulted from higher deferred compensation costs and net derivative losses. The decrease for the six-month period was primarily attributable to a current year gain associated with the termination of a contract and costs associated with the elimination of certain compensation programs in the prior year. The decreases in the six-month period were partially offset by current year strategic consulting expenses and net derivative losses.

Interest expense decreased by $2.1 million or 6% for the quarter and by $3.1 million or 5% for the six-month period. The decreases in both comparison periods were primarily attributable to higher capitalized interest. The decrease for the year-to-date period was partially offset by higher long-term debt and higher long-term debt interest rates.

Trust preferred distributions by subsidiary decreased by $25.3 million or 68% for the quarter and by $19.7 million or 46% for the six-month period. The decreases in both comparison periods resulted from the amortization of the $50.0 million original discount in the prior year.

The cumulative effect of an accounting change reflects DPL's adoption of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

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

                              OPERATING STATISTICS

                       THE DAYTON POWER AND LIGHT COMPANY

                                                                               THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                            -----------------------       -----------------------
                                                                              2001            2000          2001           2000
                                                                            --------        -------       --------       --------
ELECTRIC

Sales (millions of kWh)--
     Residential..................................................             1,017          1,008          2,497          2,348
     Commercial...................................................               916            881          1,795          1,706
     Industrial...................................................             1,148          1,265          2,242          2,423
     Other retail.................................................               357            336            671            658
                                                                            --------        -------       --------       --------
         Total retail.............................................             3,438          3,490          7,205          7,135
     Wholesale....................................................               844            751          1,790          1,301
                                                                            --------        -------       --------       --------

         Total (a)................................................             4,282          4,241          8,995          8,436

Revenues (thousands of dollars)--
     Residential..................................................          $ 93,240        $92,406       $213,600       $203,274
     Commercial...................................................            66,768         60,902        127,324        117,929
     Industrial...................................................            57,921         61,537        112,679        117,024
     Other retail.................................................            24,044         23,168         45,758         45,000
                                                                            --------        -------       --------       --------
         Total retail.............................................           241,973        238,013        499,361        483,227
     Wholesale....................................................            45,275         24,793         82,582         39,082
                                                                            --------        -------       --------       --------

         Total (a)................................................          $287,248       $262,806       $581,943       $522,309

Electric customers at end of period...............................           500,800        496,608        500,800        496,608

GAS (b)

Sales (millions of MCF)--
     Residential..................................................                --          3,035             --         14,669
     Commercial...................................................                --            859             --          4,413
     Industrial...................................................                --            534             --          1,600
     Other........................................................                --            141             --            611
     Transportation gas delivered.................................                            4,141                        11,034
                                                                            --------        -------       --------       --------
         Total....................................................                --          8,710             --         32,327

Revenues (thousands of dollars)--
     Residential..................................................          $     --        $19,379       $     --       $ 86,607
     Commercial...................................................                --          5,100             --         24,757
     Industrial...................................................                --          2,503             --          8,158
     Other........................................................                --          4,161             --         13,101
                                                                            --------        -------       --------       --------
         Total....................................................          $     --        $31,143       $     --      $ 132,623

Gas customers at end of period....................................                --        309,486             --        309,486


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying value of DPL's debt was $1,766 million at December 31, 2000, consisting of DP&L's first mortgage bonds, guaranteed air quality development obligations, and notes. The fair value of this debt was $1,795 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000:

----------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date
----------------------------------------------------------------------------------------------------------------------------
                                2001       2002       2003      2004       2005      Thereafter     Total      Fair Value
Long-term Debt
  Amount($ in millions)          $7         $8         $9       $511        $13        $1,218      $1,766        $1,795
  Average rate                  7.8%       7.8%       7.8%       6.7%       7.8%          7.6%        7.4%

----------------------------------------------------------------------------------------------------------------------------

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $151 million with a weighted-average interest rate of 4.2% at June 30, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is less than $0.2 million.

The fair value of available-for-sale securities was $1,235 million and $1,337 million at June 30, 2001 and December 31, 2000, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $124 million and $134 million at June 30, 2001 and December 31, 2000, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended June 30, 2001.

        (b)   Reports on Form 8-K.

              No reports on Form 8-K were filed by DPL during the quarter ended June 30, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         DPL INC.
                                              ---------------------------------
                                                      (Registrant)




Date:  August 14, 2001                        /s/ Elizabeth M. McCarthy
     ------------------                      ----------------------------------
                                              Elizabeth M. McCarthy
                                              Group Vice President and
                                              Chief Financial Officer




Date:  August 14, 2001                        /s/ Stephen F. Koziar, Jr.
     ------------------                      ----------------------------------
                                             Stephen F. Koziar, Jr.
                                             Group Vice President and Secretary