Form 10-Q
period 2001-09-30
DPL INC
filed 2001-11-14
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           () QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                          Commission File Number 1-9052
                                                 ------

                                    DPL INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           OHIO                                          31-1163136
--------------------------------             ----------------------------------
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

  YES          X      NO
             ------            ------

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value
and Preferred Share Purchase Rights                  126,501,404 Shares
-----------------------------------          ----------------------------------
      (Title of each class)                 (Outstanding at September 30, 2001)

                                    DPL INC.

                                     INDEX

                                                                              PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Consolidated Statement of Results of Operations               3

                    Consolidated Statement of Cash Flows                          4

                    Consolidated Balance Sheet                                    5

                    Notes to Consolidated Financial Statements                    7

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                           9

                    Operating Statistics                                         15

         Item 3.    Quantitative and Qualitative Disclosures about Market Risk   16


PART II.  OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                             16

         Signatures                                                              17

                          PART I. FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                                    DPL INC.
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (DOLLARS IN MILLIONS)

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                        ------------------------     ---------------------
                                                                            2001         2000           2001         2000
                                                                          -------       ------         ------       -----
  REVENUES
  Electric revenues......................................................  $350.9        $303.4        $931.9      $  824.5
  Gas revenues...........................................................       -          33.3             -         165.9
  Other revenues, net of fuel costs......................................     3.5           3.6          10.6          10.6
                                                                         --------      --------       -------     ---------
                                                                            354.4         340.3         942.5       1,001.0
                                                                         --------      --------       -------     ---------
  EXPENSES
  Fuel and purchased power...............................................    91.0          69.1         243.9         193.1
  Gas purchased for resale...............................................       -          19.5             -         104.7
  Operation and maintenance..............................................    35.9          54.8         118.2         154.1
  Depreciation and amortization..........................................    32.1          34.7          94.0         104.3
  Amortization of regulatory assets, net.................................    12.1           2.0          35.5          14.7
  General taxes..........................................................    26.4          31.3          75.1          97.1
                                                                         --------      --------       -------     ---------
       Total expenses                                                       197.5         211.4         566.7         668.0
                                                                         --------      --------       -------     ---------

  OPERATING INCOME.......................................................   156.9         128.9         375.8         333.0

  Investment income......................................................    21.3          36.7          53.2          64.8
  Other income (deductions)..............................................     4.1         (10.6)         (4.2)        (27.8)
  Interest expense.......................................................   (35.9)        (39.2)        (98.4)       (104.8)
  Trust preferred distributions by subsidiary............................    (9.9)        (32.5)        (33.3)        (75.6)
                                                                         --------      --------       -------     ---------

  INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM, AND
    CUMULATIVE EFFECT OF ACCOUNTING CHANGE...............................   136.5          83.3         293.1         189.6

  Income taxes...........................................................    50.7          30.1         110.1          70.5
                                                                         --------      --------       -------     ---------

  INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE.................................................    85.8          53.2         183.0         119.1

  Extraordinary item, net tax............................................       -         (41.4)            -         (41.4)
  Cumulative effect of accounting change, net of tax.....................       -             -           1.0             -
                                                                         --------      --------       -------     ---------
  NET INCOME............................................................. $  85.8       $  11.8       $ 184.0      $   77.7
                                                                           ======        ======        ======       =======

  AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (MILLIONS)
  Basic..................................................................   118.8         121.2         119.1         130.2
  Diluted................................................................   125.2         128.2         127.8         133.6

  EARNINGS PER COMMON SHARE
  Basic:
       Income before cumulative effect of accounting change.............. $  0.72      $   0.44      $   1.53      $   0.91
       Extraordinary item................................................       -         (0.34)            -         (0.31)
       Cumulative effect of accounting change............................       -             -          0.01             -
                                                                         --------      --------       -------     ---------

       Total Basic....................................................... $  0.72      $   0.10      $   1.54      $   0.60
                                                                           ======        ======        ======       =======

  Diluted:
       Income before cumulative effect of accounting change.............. $  0.69      $   0.41      $   1.43      $   0.89
       Extraordinary item................................................       -         (0.32)            -         (0.31)
       Cumulative effect of accounting change............................ $     -             -          0.01             -
                                                                         --------      --------       -------     ---------
       Total Diluted..................................................... $  0.69      $   0.09      $   1.44      $   0.58
                                                                          =======       =======       =======       =======

  DIVIDENDS PAID PER SHARE OF COMMON STOCK............................... $ 0.235       $ 0.235       $ 0.705       $ 0.705
                                                                            =====        ======        ======        ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (DOLLARS IN MILLIONS)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                -------------------------------
                                                                                   2001              2000
                                                                                   ----              ----

OPERATING ACTIVITIES

Cash received from utility customers............................................   $904.0          $1,000.6
Other operating cash receipts...................................................    225.8             100.2
Cash paid for:
     Fuel and purchased power...................................................   (256.8)           (189.4)
     Purchased gas..............................................................   (193.5)           (179.1)
     Operation and maintenance labor............................................    (52.7)            (61.9)
     Nonlabor operating expenditures............................................    (87.2)           (134.4)
     Interest...................................................................   (135.8)           (124.8)
     Income taxes...............................................................    (59.5)           (101.1)
     General taxes..............................................................   (120.7)           (116.2)
                                                                                    ------          --------
Net cash provided by operating activities.......................................    223.6             193.9
                                                                                    ------          --------

INVESTING ACTIVITIES

Capital expenditures............................................................   (254.8)           (231.5)
Purchases of available-for-sale financial assets................................   (262.1)           (243.6)
Sales of available-for-sale financial assets....................................    280.0              99.6
Income taxes on gain from sale of natural gas retail distribution operations....    (90.9)                -
                                                                                   ------            ------
Net cash used for investing activities..........................................   (327.8)           (375.5)
                                                                                  --------          --------

FINANCING ACTIVITIES

Issuance of long-term debt, net of issue costs..................................    396.1             421.0
Issuance (retirement) of short-term debt, net...................................     12.9             (70.9)
Retirement of long-term debt....................................................     (6.4)             (5.4)
Dividends paid on common stock..................................................    (84.0)            (93.1)
Purchase of treasury stock......................................................    (35.9)           (690.2)
Issuance of trust preferred securities by subsidiary, net of issue costs........    289.3             478.9
Retirement of trust preferred securities by subsidiary..........................   (550.0)                -
Issuance of warrants, net of issue costs........................................        -              47.6
                                                                                   ------            ------
Net cash provided by financing activities.......................................     22.0              87.9
                                                                                  -------          --------

CASH AND TEMPORARY CASH INVESTMENTS--

Net change......................................................................    (82.2)            (93.7)
Balance at beginning of period..................................................    137.1             111.9
                                                                                  -------           -------
Balance at end of period........................................................  $  54.9          $   18.2
                                                                                  =======          ========


See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)

                                                                             AT                   At
                                                                        SEPTEMBER 30,         December 31,
                                                                           2001                  2000
                                                                        -------------         ------------
ASSETS

PROPERTY

Property.............................................................      $4,083.6            $3,853.4
Less: Accumulated depreciation and amortization......................      (1,662.4)           (1,586.4)
                                                                           ---------           ---------
     Net property....................................................       2,421.2             2,267.0
                                                                           ---------           ---------

CURRENT ASSETS

Cash and temporary cash investments..................................          54.9               137.1
Accounts receivable, less provision for uncollectible accounts
     of $9.8 and $6.8, respectively..................................         192.8               241.6
Inventories, at average cost.........................................          60.2                46.0
Prepaid taxes........................................................          43.9                65.4
Other................................................................          43.9                45.5
                                                                         ----------            --------

     Total current assets............................................         395.7               535.6
                                                                          ---------             -------

OTHER ASSETS

Financial assets.....................................................       1,172.3             1,308.0
Income taxes recoverable through future revenues.....................          36.0                49.4
Other regulatory assets..............................................         111.2               146.4
Other................................................................         151.7               159.2
                                                                          ---------            --------

     Total other assets..............................................       1,471.2             1,663.0
                                                                           --------             -------

TOTAL ASSETS.........................................................      $4,288.1            $4,465.6
                                                                           ========            ========



See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (DOLLARS IN MILLIONS)
                                   (CONTINUED)

                                                                         AT                     At
                                                                    SEPTEMBER 30,          December 31,
                                                                        2001                   2000
                                                                   --------------         -------------
CAPITALIZATION AND LIABILITIES

CAPITALIZATION

Common shareholders' equity--
     Common stock.................................................     $    1.3             $       1.3
     Other paid-in capital, net of treasury stock.................            -                    19.5
     Warrants.....................................................         50.0                    50.0
     Common stock held by employee plans..........................        (94.9)                 (100.0)
     Accumulated other comprehensive income.......................          5.7                   107.5
     Earnings reinvested in the business..........................        876.0                   814.1
                                                                      ---------                --------

         Total common shareholders' equity........................        838.1                   892.4

Preferred stock...................................................         22.9                    22.9
Preferred stock subject to mandatory redemption...................          0.1                     0.1
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary holding solely parent debentures.......        292.3                   550.0
Long-term debt....................................................      2,150.9                 1,758.5
                                                                        -------                 -------
         Total capitalization.....................................      3,304.3                 3,223.9
                                                                        -------                 -------

CURRENT LIABILITIES

Short-term debt...................................................         13.0                       -
Accounts payable..................................................         80.3                   140.2
Accrued taxes.....................................................         74.1                   223.6
Accrued interest..................................................         33.5                    42.4
Other.............................................................         60.9                    22.9
                                                                     ----------               ---------

         Total current liabilities................................        261.8                   429.1
                                                                      ---------                --------

DEFERRED CREDITS AND OTHER

Deferred taxes....................................................        372.0                   414.8
Unamortized investment tax credit.................................         58.6                    60.3
Insurance and claims costs........................................        129.6                   130.9
Other.............................................................        161.8                   206.6
                                                                      ---------                --------

         Total deferred credits and other.........................        722.0                   812.6
                                                                      ---------                --------

TOTAL CAPITALIZATION AND LIABILITIES..............................     $4,288.1                $4,465.6
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

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary item and cumulative effect of accounting change:

                                        THREE MONTHS ENDED SEPTEMBER 30,                    NINE MONTHS ENDED SEPTEMBER 30,
                                       2001                       2000                      2001                      2000
                              ------------------------    -----------------------  ------------------------    ---------------------
                                                 PER         (1)            Per        (2)            PER         (1)          Per
                               INCOME   SHARES   SHARE    Income  Shares    Share   INCOME  SHARES    SHARE    Income  Shares  Share
                               ------   ------   -----    ------  ------    -----  -------  ------    -----    ------  ------  -----

BASIC EPS...................... $85.8    118.8   $0.72    $53.2    121.2   $0.44    $183.0   119.1   $1.54    $119.1   130.2   $0.91

EFFECT OF DILUTIVE SECURITIES
Warrants.......................            5.6                       6.1                       7.6                       3.0
Stock Option Plan..............            0.8                       0.9                       1.1                       0.4
                                       -------                   -------                   -------                   -------
DILUTED EPS.................... $85.8    125.2   $0.69    $53.2    128.2   $0.41    $183.0   127.8   $1.43    $119.1   133.6   $0.89
                                         =====                     =====                     =====                     =====

(1) Income before extraordinary item
(2) Income before cumulative effect of accounting change

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

DPL uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages. DPL also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. Prior to July 1, 2001, DPL recorded the fair value of all these contracts as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet with an offset to "Accumulated Other Comprehensive Income," which is reclassified into earnings in the month of physical receipt or delivery of power. In June 2001, the FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers. During the first half of 2001, DPL held contracts classified as cash flow hedges that met the requirements for the normal purchases and sales exception to be excluded from the scope of SFAS No. 133. Accordingly, DPL began to apply the normal purchase and sales exception as of July 1, 2001 and currently accounts for these contracts upon settlement. The fair value of these contracts as of June 30, 2001 became their net carrying amount beginning July 1, 2001 and, prospectively, the carrying amounts of the contracts are no longer adjusted for changes in their fair values. Similarly, the hedge accounting effects of these contracts recorded in Accumulated Other Comprehensive Income on June 30, 2001 will be recorded in earnings in the month of physical receipt or delivery of the power. This change did not have a material impact on DPL's financial position or results of operations.

DPL also holds emission allowance options through 2004 and purchased gas contracts through November 2001 that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as "Other Assets" or "Other Liabilities" on the Consolidated Balance Sheet and changes in fair value are recorded as "Other Income (Deductions)" on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during the third quarter and the first nine months of 2001.

5. In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DPL as of January 1, 2003. DPL has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

6. Comprehensive income for the three and nine months ended September 30, 2001 of $70.3 and $82.2 million and for the three and nine months ended September 30, 2000 of $47.3 and $89.6 million, respectively, includes reported net income adjusted by the non-cash effect of unrealized gains on financial and derivative assets after tax.

7. In prior years, DPL had two reportable operating segments: electric and natural gas. In October 2000, DPL's principal subsidiary, The Dayton Power and Light Company ("DP&L"), completed the sale of substantially all of its natural gas retail distribution assets and certain liabilities. Accordingly, the Electric segment is the remaining reportable operating segment. The Electric segment generates, markets, distributes, and transmits electricity to retail and wholesale customers. Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as "Other," which primarily includes a natural gas supply management subsidiary, street lighting services, insurance, and financial support services. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                      SEPTEMBER 30,                       SEPTEMBER 30,
                                                  --------------------               ---------------------
                                                  2001            2000               2001             2000
                                                  ----            ----               ----             ----

NET REVENUES:
Electric.....................................     $259.9           $234.3              $688.0         $631.4
Natural Gas..................................          -             13.8                   -           61.2
Other........................................        3.5              3.6                10.6           10.6
                                                  ------           ------            --------        -------
   Total.....................................     $263.4           $251.7              $698.6         $703.2
                                                   =====            =====               =====          =====

OPERATING INCOME:
Electric.....................................     $151.5           $136.9              $368.0         $327.6
Natural Gas..................................          -              1.7                   -           19.8
Other (a)....................................        5.4             (9.7)                7.8          (14.4)
                                                  ------          --------            -------          ------
   Total.....................................      156.9            128.9               375.8          333.0
Investment income............................       21.3             36.7                53.2           64.8
Other income (deductions)....................        4.1            (10.6)               (4.2)         (27.8)
Interest expense.............................      (35.9)           (39.2)              (98.4)        (104.8)
Trust preferred distributions by subsidiary..       (9.9)           (32.5)              (33.3)         (75.6)
                                                 --------         --------            --------       --------
Income before income taxes, extraordinary item,
and cumulative effect of accounting change...     $136.5           $ 83.3              $293.1       $  189.6
                                                 ========         =======              ======        =======

(a) Includes unallocated corporate items.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DPL Inc. ("DPL") reported earnings for the third quarter of 2001 of $0.72 per share, an increase of 31% over earnings of $0.55 per share for the same quarter last year. Earnings for the current year-to-date period were $1.56 per share, an increase of 32% over earnings of $1.18 per share for the prior year-to-date period. All earnings per share numbers are before share dilution and non-recurring items as discussed below.

There were no non-recurring items in the third quarter of this year. The current year-to-date period included a non-recurring charge from the second quarter of $4.9 million before taxes for a voluntary early retirement program. The current year-to-date period also included an accounting change for the adoption of the new accounting standard for derivatives.

During the third quarter of 2000, DPL amortized the remaining $21.0 million of a $50.0 million original issue discount associated with its issuance of $550 million trust preferred securities. In addition, DPL's principal subsidiary, the Dayton Power and Light Company ("DP&L") recorded an extraordinary charge of $41.4 million, net of tax, reflecting its final transition order and the subsequent end of regulatory accounting methods. The prior year-to-date period also included non-recurring charges from the first quarter of $8.4 million before taxes associated with DPL's recapitalization and the elimination of certain compensation programs.

Each of these non-recurring events affected financial results as outlined below:

                                                             THREE MONTHS                  NINE MONTHS
                                                             ENDED SEP 30,                ENDED SEP 30,
                                                        -----------------------     -----------------------
                                                          2001         2000            2001        2000
                                                          ----         ----            ----        ----
Earnings per share - Basic, after non-recurring items...   $0.72       $0.10           $1.54       $0.60
     Voluntary early retirement program.................       -           -            0.03           -
     Cumulative effect of accounting change.............       -           -           (0.01)          -
     Recapitalization...................................       -        0.11               -        0.25
     Compensation program...............................       -           -               -        0.02
     Extraordinary charge...............................       -        0.34               -        0.31
                                                            -----       ----           --------     ----
Earnings per share - Basic, before non-recurring items..   $0.72       $0.55           $1.56       $1.18


DPL is on track to meet its 2001 earnings target of $1.90 per share, representing an increase of more than 20% from earnings of $1.56 per share in 2000. In addition, DPL's long-term growth target remains at 10% and is subject to market conditions. The earnings per share amounts for 2001 and 2000 are before share dilution and non-recurring items as discussed above. The earnings per share amount for 2000 also excludes the gain on the sale of DP&L's natural gas retail distribution operations (+$0.95).

FINANCIAL CONDITION

DPL began construction on the final phases, Phases Six and Seven, of its peaking generation expansion program during the third quarter of 2001. This addition, totaling 480 megawatts ("MW") will be on line in June 2002, bringing DPL's generating capacity to 4,500 MW and achieving a generation mix of 65% base load and 35% peaking. DPL's investment for Phases Six and Seven is estimated at $173 million.

Phases Three and Four were completed in May 2001, which added four peaking generation units totaling 320 MW of capacity. Phase Five was completed in June 2001, adding four peaking generation units totaling 224 MW of capacity. Each of these units were built ahead of schedule, on budget, and were immediately accretive to earnings. DPL's total 2001 merchant peaking generation expansion of 544 MW represents a combined $215 million investment.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, electricity and fuel price forecasts, legislative developments and changing environmental standards, among other factors.

In August 2001, DPL issued $300 million of trust preferred securities at 8.125% and $400 million of senior unsecured notes at 6.875%. The trust preferred securities have a term of 30 years and the unsecured notes have a term of 10 years. The proceeds from the sale of these securities were used to redeem $550 million of 8.5% trust preferred securities and for general corporate purposes including the retirement of short-term debt.

At September 30, 2001, DPL's cash and temporary cash investment balance was $54.9 million. DPL Inc. held financial assets valued as of September 30, 2001 at $1.2 billion.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that occurred in October 2000.

DPL and its subsidiaries have $265 million available through Revolving Credit Agreements ("Credit Agreements"). The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. DPL had no borrowings outstanding under these Credit Agreements and no commercial paper outstanding at September 30, 2001. DP&L has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and $13 million in commercial paper outstanding at September 30, 2001.

DP&L currently has sufficient capacity to issue First Mortgage Bonds to satisfy requirements in connection with the financing of its construction and refinancing programs during the five-year period 2001-2005.

As a result of the August 2001 refinancing, Standard & Poor's and Moody's reaffirmed DPL's and DP&L's credit ratings. The current credit ratings for DPL and DP&L are investment grade.

RESULTS OF OPERATIONS

                                                      THREE MONTHS ENDED,               NINE MONTHS ENDED
                                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                                 -------------------------------    ---------------------------
                                                      2001            2000              2001          2000
                                                      ----            ----              ----          ----
Electric revenues............................         $350.9         $303.4             $931.9        $824.5
Fuel and purchased power.....................           91.0           69.1              243.9         193.1
                                                      ------         ------              -----         -----
     Net electric revenues...................         $259.9         $234.3             $688.0        $631.4

Gas revenues.................................         $    -         $ 33.3             $    -        $165.9
Gas purchased for resale.....................              -           19.5                  -         104.7
                                                      ------        -------             ------        ------
     Net gas revenues........................         $    -         $ 13.8             $    -        $ 61.2

Operating income.............................         $156.9         $128.9             $375.8        $333.0

Net electric revenues increased by $25.6 million or 11% and by $56.6 million or 9% compared to last year's third quarter and year-to-date periods, respectively. Wholesale revenues increased by 78% for the quarter and by 94% for the nine-month period as a result of increased sales volume from existing generation units, higher wholesale market prices, and revenue from additional generating facilities. Retail revenues were 4% higher for both the quarter and year-to-date periods primarily as a result of increased sales volume and a higher average rate based on tax law changes. Growth in residential and commercial markets was partially offset by declines in industrial sales, reflecting current economic conditions. Fuel costs increased as a result of higher spot-market prices for coal, higher prices on the wholesale market for purchased power, and a greater volume of fuel usage and power purchases resulting from increased wholesale sales.

The decline in net gas revenues for the quarter and year-to-date periods resulted from the sale of the natural gas retail distribution assets and certain liabilities which was completed in October 2000.

Operation and maintenance expense decreased by $18.9 million or 34% for the quarter and by $35.9 million or 23% for the nine-month period. The decreases were primarily attributable to the sale of the natural gas retail distribution operations, lower employee benefits costs, and general cost containment efforts. Favorable variances for the year-to-date period were partially offset by voluntary early retirement costs incurred during the second quarter of 2001.

Depreciation and amortization expense decreased by $2.6 million or 7% for the quarter and by $10.3 million or 10% for the nine-month period. The decreases resulted from depreciation rate changes for certain generation units, and the sale of the natural gas retail distribution assets. These decreases were partially offset by increased depreciation in 2001 resulting from the addition of peaking generation capacity.

Beginning January 1, 2001, regulatory transition cost assets of $144.8 million are being amortized over a three-year period based on transition revenues. As a result, amortization expense increased by $10.1 million for the quarter and by $20.8 million for the year-to-date period based on transition revenues recognized in the respective periods.

General taxes decreased by $4.9 million or 16% for the quarter and by $22.0 million or 23% for the nine-month period. The decreases primarily resulted from changes in tax laws associated with the Ohio deregulation order and the sale of the natural gas retail distribution assets.

Investment income decreased by $15.4 million or 42% for the quarter and by $11.6 million or 18% for the nine-month period, reflecting lower net realized gains and income from investments.

Other income (deductions) improved by $14.7 million for the quarter and by $23.6 million for the nine-month period. The variance for the third quarter primarily resulted from the recognition of a receivable by DP&L for insurance claims under its business interruption policy. The variance for the nine-month period also reflects a current year gain associated with the termination of a contract and costs associated with the elimination of certain compensation programs in the prior year, partially offset by strategic consulting expenses and net derivative losses reported in the curent year.

Interest expense decreased by $3.3 million or 8% for the quarter and by $6.4 million or 6% for the nine-month period. The decrease for the year-to-date period was attributable to higher capitalized interest, partially offset by the impact of higher average long-term debt levels.

Trust preferred distributions by subsidiary decreased by $22.6 million or 70% for the quarter and by $42.3 million or 56% for the nine-month period. The decreases in both comparison periods primarily resulted from the amortization of the $50.0 million original discount in the prior year.

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

OTHER MATTERS

A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. Insurance Claims and Costs on the Consolidated Balance Sheet include insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. During the third quarter of 2001, a $14.5 million receivable was recognized by DP&L for insurance claims under its business interruption policy.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DPL as of January 1, 2003. DPL has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

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

                                    DPL INC.
                               OPERATING STATISTICS

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                             SEPTEMBER 30,                 SEPTEMBER 30,
                                                          --------------------          -------------------
                                                           2001           2000           2001          2000
                                                           ----           ----           ----          ----
ELECTRIC

Sales (millions of kWh)--
     Residential...............................            1,306          1,218          3,802          3,566
     Commercial................................              966            931          2,762          2,637
     Industrial................................            1,233          1,253          3,476          3,676
     Other retail..............................              358            345          1,029          1,005
                                                      ----------     ----------     ----------      ---------
         Total retail..........................            3,863          3,747         11,069         10,884
     Wholesale.................................            1,108            963          2,898          2,263
                                                        ---------    ----------     ----------      ---------
         Total.................................            4,971          4,710         13,967         13,147

Revenues (thousands of dollars)--
     Residential...............................         $117,249       $110,412       $330,849       $313,686
     Commercial................................           66,635         62,451        193,959        180,380
     Industrial................................           61,992         60,885        174,671        177,910
     Other retail..............................           22,987         23,761         67,829         67,529
                                                       ---------      ---------      ---------      ---------
         Total retail..........................          268,863        257,509        767,308        739,505
     Wholesale.................................           82,006         45,954        164,588         85,036
                                                       ---------      ---------       --------      ---------
         Total.................................         $350,869       $303,463       $931,896       $824,541

Electric customers at end of period............          500,271        497,000        500,271        497,000

GAS (a)

Sales (millions of MCF)--
     Residential...............................                -          2,401              -         17,071
     Commercial................................                -            985              -          5,398
     Industrial................................                -            250              -          1,849
     Other.....................................                -            125              -            737
     Transportation gas delivered..............                -          3,478              -         14,511
                                                         ----------    --------        ----------    --------
         Total.................................                -          7,239              -         39,566

Revenues (thousands of dollars)--
     Residential...............................         $      -        $21,197       $      -       $107,804
     Commercial................................                -          7,160              -         31,917
     Industrial................................                -          1,693              -          9,852
     Other.....................................                -          3,188              -         16,289
                                                         ----------    --------        ----------    --------
         Total.................................         $      -        $33,238        $     -       $165,862

Gas customers at end of period.................                -        309,186              -        309,186


(a) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The carrying value of DPL's debt was $1,766 million at December 31, 2000, consisting of DP&L's first mortgage bonds, DP&L's guaranteed air quality development obligations, and DPL's notes. The fair value of this debt was $1,795 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2000:

----------------------------------------------------------------------------------------------------------------------------
                                                    Expected Maturity Date
----------------------------------------------------------------------------------------------------------------------------
                                2001       2002       2003      2004       2005      Thereafter     Total      Fair Value
----------------------------------------------------------------------------------------------------------------------------
Long-term Debt
----------------------------------------------------------------------------------------------------------------------------
  Amount($ in millions)          $7         $8         $9      $511        $13       $1,218      $1,766        $1,795
----------------------------------------------------------------------------------------------------------------------------
  Average rate                  7.8%       7.8%       7.8%      6.7%       7.8%         7.6%        7.4%
----------------------------------------------------------------------------------------------------------------------------

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $13 million with a weighted-average interest rate of 3.9% at September 30, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

The fair value of available-for-sale securities was $1,198 million and $1,337 million at September 30, 2001 and December 31, 2000, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $120 million and $134 million at September 30, 2001 and December 31, 2000, respectively, that resulted from a hypothetical 10% increase/decrease in the market prices.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended September 30, 2001.

(b) Reports on Form 8-K.

On August 23, 2001, DPL filed a report on Form 8-K announcing that it would issue $300 million of trust preferred securities and $400 million of senior unsecured notes to refinance existing capital that was used for DPL's merchant generation expansion program.

On August 31, 2001, DPL filed a report on Form 8-K announcing the closing of a $300 million offering of 8.125% trust preferred securities that will mature on September 2, 2031 and a $400 million offering of 6.875% senior unsecured notes that will mature on September 2, 2011.

On September 25, 2001, DPL filed a report on Form 8-K stating that it had renewed its shareholders' Rights Agreement. The Rights will replace similar rights issued by DPL in 1991, which expire on December 13, 2001.

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                         DPL INC.
                                            ----------------------------------
                                                       (Registrant)




Date:    November 14, 2001      /s/ Elizabeth M. McCarthy
       ---------------------    -----------------------------------------------
                                Elizabeth M. McCarthy
                                Group Vice President and Chief Financial Officer




Date:    November 14, 2001      /s/ Stephen F. Koziar, Jr.
       ---------------------    -----------------------------------------------
                                Stephen F. Koziar, Jr.
                                Group Vice President and Secretary