Form 10-K405
period 2001-12-31
DPL INC
filed 2002-03-29
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from          to
                                              --------    --------

                          Commission File Number 1-9052
                                                 ------

                                    DPL INC.
             (Exact name of registrant as specified in its charter)

                  OHIO                                   31-1163136
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)
    1065 Woodman Drive, Dayton, Ohio                       45432
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 937-224-6000

Securities registered pursuant to Section 12(g) of the Act:

                                        Outstanding at    Name of each exchange on
        Title of each class           February 28, 2002       which registered
        -------------------           -----------------       ----------------
   Common Stock, $0.01 par value
and Preferred Share Purchase Rights      126,501,404      New York Stock Exchange

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 was $2,923,447,446 based on a closing price of $23.11 on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference portions of the registrant's 2001 Annual Report to Shareholders.

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

                                    DPL Inc.

                       Index to Annual Report on Form 10-K
                       Fiscal Year Ended December 31, 2001

                                                                                                        Page No.
                                     Part I
Item 1    Business...................................................................................       3
Item 2    Properties.................................................................................      15
Item 3    Legal Proceedings..........................................................................      15
Item 4    Submission of Matters to a Vote of Security Holders........................................      15
          Executive Officers.........................................................................      16

                                     Part II

Item 5    Market for Registrant's Common Equity and Related Shareholder Matters......................      17
Item 6    Selected Financial Data....................................................................      17
Item 7    Management's Discussion and Analysis of Financial Condition and Results of Operations......      17
Item 7A   Quantitative and Qualitative Disclosure about Market Risk..................................      17
Item 8    Financial Statements and Supplementary Data................................................      18
Item 9    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.......      18

                                    Part III

Item 10   Directors and Executive Officers of the Registrant.........................................      19
Item 11   Executive Compensation.....................................................................      19
Item 12   Security Ownership of Certain Beneficial Owners and Management.............................      19
Item 13   Certain Relationships and Related Transactions.............................................      19

                                     Part IV

Item 14   Exhibits, Financial Statement Schedules and Reports on Form 8-K............................      19

                                      Other

          Signatures.................................................................................      24

PART I

Item 1 - Business
--------------------------------------------------------------------------------

                                    DPL INC.

DPL Inc. ("DPL") was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

DPL's principal subsidiary is The Dayton Power and Light Company ("DP&L"). DP&L is a public utility incorporated under the laws of Ohio in 1911. DP&L sells electricity to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L's 24 county service area is generated at eight power plants and is distributed to more than 500,000 retail customers. Principal industries served include automotive, food processing, paper, technology, and defense. DP&L's sales reflect the general economic conditions and seasonal weather patterns of the area.

Other subsidiaries of DPL include DPL Energy, LLC ("DPLE"), which engages in the business of development, construction, and operation of peaking generating facilities, and brokering wholesale electric energy; DPL Energy Resources, Inc., a competitive retail electric supplier; Plaza Building, Inc., which owns all the capital stock of MVE, Inc.; MVE, Inc., which provides financial support services to DPL and its subsidiaries; Miami Valley Insurance Company, an insurance company for DPL and its subsidiaries; Miami Valley Lighting, LLC, a street lighting business; Miami Valley Resources, Inc. ("MVR"), a natural gas supply management company; Miami Valley Leasing, which leases communications equipment and other miscellaneous equipment and owns real estate; Miami Valley CTC, Inc., a subsidiary of MVE, Inc., which provides transportation services; and MacGregor Park, Inc., an owner and developer of real estate.

DPL and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

DPL and its subsidiaries employed 1,554 persons as of December 31, 2001, of which 1,313 were full-time employees and 241 were part-time employees.

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

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003, at which time DP&L's generation assets will no longer be subject to Ohio regulation and will be able to sell all capacity in the open energy market. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduces revenue by approximately $13-14 million; rate certainty for the three-year period for customers that continue to purchase power from DP&L ; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives without regulatory restrictions.

On September 30, 1996, the FERC conditionally accepted DP&L's market-based sales tariff, which will allow DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, the FERC approved the application and authorization of DPLE to sell and broker wholesale electric power and also charge market-based prices for such power. DPL Energy Resources, Inc. and Miami Valley Lighting, LLC filed at the FERC for market-based rate authority on November 16, 2000 and received FERC authority on December 13, 2000 and December 15, 2000, respectively. DPL Energy Resources, Inc. received approval from the PUCO on December 8, 2000 to provide competitive retail electric service.

DPL competes through its principal subsidiaries, DP&L and DPLE. DP&L competes with privately and municipally owned electric utilities and rural electric cooperatives, and other alternate fuel suppliers on the basis of price and service. DPLE operates over 4,000 megawatts of generation capacity and markets wholesale energy throughout the eastern half of the United States.

Like other utilities and energy marketers, DP&L and DPLE from time to time have electric generating capacity available for sale on the wholesale market. DP&L and DPLE compete with other generators to sell electricity provided by such capacity. The ability of DP&L and DPLE to sell this electricity will depend on how DP&L's and DPLE's price, terms and conditions compare to those of other suppliers. In addition, from time to time, DP&L makes power purchases from other suppliers.

The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act of 1935, allows the federal government to mandate access by others to a utility's electric transmission system and may accelerate competition in the supply of electricity.

DP&L provides transmission and wholesale electric service to twelve municipal customers, which distribute electricity within their corporate limits. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.7% of total electricity sales in 2001.

The municipal agreements provide, among other things, for the sale of firm power by DP&L to the municipalities on specified terms. However, the parties disagreed in their interpretation of this portion of the agreement and DP&L filed suit against the eleven municipalities on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, DP&L filed a second suit against the municipalities to claim the municipalities' initial failure to pay for certain services rendered under the contract. The municipalities filed a complaint at the Federal Energy Regulatory Commission ("FERC") claiming violation of a mediation clause. On June 29, 2000 the FERC Administrative Law Judge issued an initial decision in the case, which was favorable to DP&L ; however, the FERC has not yet issued a final order. This dispute is expected to be resolved through the FERC process, and is not expected to result in a material impact on DP&L's financial position or results of operations.

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

The FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone regional transmission organization. As of December 31, 2001, DPL had invested approximately $6 million in its efforts to join the Alliance RTO. DPL is exploring its operational and financial options as a result of the FERC Order. The FERC recognized in its Order that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.

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

On June 30, 2001, MVR sold substantially all of its customer contracts. The sale of these contracts did not have a material effect on overall results.

In October 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash.

                              CONSTRUCTION PROGRAM

Construction additions are expected to approximate $161 million in 2002 and were $339 and $344 million in 2001 and 2000, respectively. The capital program includes the development of natural gas-fired combustion turbine generation peaking units and environmental compliance as follows:

$ in millions                    2002*      2001      2000
----------------------------------------------------------

Generation peaking units          $27       $173      $289
Environmental compliance           64         58        15

*Expected

A summary of DPL's peaking generation expansion program is presented below:

 Completion                 Investment           Megawatts
    Date                 ($ in millions)           Added
----------------------------------------------------------

  June 2000                   $ 80                  224
May/June 2001                  215                  544
 June 2002*                    179                  480

*Expected

DPL began construction on the final phase of its peaking generation capacity expansion program during the third quarter of 2001. This addition, totaling 480 MW will be on line in June 2002, bringing DPL's generating capacity to 4,600 MW and achieving a generation mix of 65% base load and 35% peaking. DPL has not contracted for further capacity additions, but will continue licensing currently owned sites and evaluating the purchase of program equipment on the secondary market. If and when market-pricing conditions warrant, DPL will have the flexibility to expand its capacity.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DPL's ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost, and adequate and timely rate recovery. DPL expects to finance its construction program in 2002 and 2003 with internal funds.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions. The potential impact of these events on DPL's operations cannot be estimated at this time.

                       ELECTRIC OPERATIONS AND FUEL SUPPLY

DPL's present winter generating capability is 4,151,000 KW. Of this capability, 2,843,000 KW (approximately 68%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company ("CG&E") or with CG&E and Columbus Southern Power Company ("CSP"). Each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L's all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 3,973,000 KW.

                                                                               MW Rating
                                                                            ---------------
                                             Operating                        DPL
           Station              Ownership*    Company        Location       Portion   Total
-----------------------------   ----------   ---------   ----------------   -------   -----
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

Combustion Turbines or Diesel
-----------------------------
Hutchings                           W          DP&L      Miamisburg, OH        33        33
Yankee Street                       W          DP&L      Centerville, OH      138       138
Monument                            W          DP&L      Dayton, OH            12        12
Tait                                W          DP&L      Dayton, OH            10        10
Sidney                              W          DP&L      Sidney, OH            12        12
Tait Gas Turbine 1                  W          DP&L      Moraine, OH          100       100
Tait Gas Turbine 2                  W          DP&L      Moraine, OH          102       102
Tait Gas Turbine 3                  W          DP&L      Moraine, OH          102       102
Killen                              C          DP&L      Wrightsville, OH      16        24
Stuart                              C          DP&L      Aberdeen, OH           3        10
Greenville                          W          DPLE      Greenville, OH       236       236
Darby Station Units 1-4             W          DPLE      Darby, OH            320       320
Montpelier Units 1-4                W          DPLE      Montpelier, IN       224       224

*W = Wholly-Owned
 C = Commonly Owned

In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity. In July 2001, DPL completed a 40.2-mile long, 345,000-volt circuit between CG&E's Foster Substation and DP&L's Bath Substation. The circuit is jointly owned by DP&L and CG&E.

DP&L generated 98% of its electric output from coal-fired units in 2001. The remainder was from oil or natural gas-fired units, which were used to meet peak demands.

DP&L has contracted approximately 95% and 74% of its total coal requirements for 2002 and 2003, respectively, with the balance to be obtained by spot market purchases. The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

The average fuel cost per kilowatt-hour ("kWh") generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.31(CENTS) in 2001, 1.18(CENTS) in 2000 and 1.30(CENTS) in 1999. With the onset of competition in January 2001, the Electric Fuel Component became part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

                          GAS OPERATIONS AND GAS SUPPLY

In October 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction resulted in a pre-tax gain of $183 million ($121 million net of taxes). Proceeds from the sale were used to finance the regional generation expansion and reduce outstanding short-term debt.

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

Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

                                                              At December 31,
($ in millions)                                             2001           2000
                                                           ------         ------
Regulatory transition costs (a) ..................         $ 97.2         $144.8
Income taxes recoverable through
    future revenues (b) ..........................           39.2         $ 19.8
Other costs (b) ..................................            2.5            1.6
                                                           ------         ------
Total ............................................         $138.9         $166.2
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

Under the legislation passed in 1999, the percentage of income payment plan ("PIPP") for eligible low income households was converted to a universal service fund in 2001. The universal service program is administered by the Ohio Department of Development and provides for full recovery of arrearages for qualifying low income customers. As part of DP&L's Electric Transition Plan, DP&L was granted authority to recover PIPP arrearages remaining as of December 31, 2000 as part of a transition charge.

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

The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:

Name                                          Beginning of Term      End of Term
----                                          -----------------      -----------
Clarence D. Rogers......................        February 2001         April 2006
Rhonda H. Fergus........................          April 1995          April 2005
Chairman Alan R. Schriber...............          April 1999          April 2004
Donald L. Mason.........................          April 1998          April 2003
Judith A. Jones.........................          April 1997          April 2002

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

Air Quality

The Clean Air Act Amendments of 1990 (the "CAA") have limited sulfur dioxide and nitrogen oxide emissions nationwide. The CAA restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements became effective on January 1, 2000.

DP&L's environmental compliance plan ("ECP") was approved by the PUCO on May 6, 1993, and on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the CAA were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units.

In November 1999, the United States Environmental Protection Agency ("USEPA") filed civil complaints and Notices of Violations ("NOV's") against operators and owners of certain generation facilities for alleged violations of the CAA. Generation units operated by partners CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA's action against the partners. DP&L was not identified in the NOVs, civil complaints or state actions. In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing. The outcome of these claims or the impact, if any, on DP&L has not been determined. In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the

CAA. The NOV contained allegations consistent with NOV's and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest. DPL will vigorously challenge the NOV. At this time, the outcome of these claims or the impact, if any, on DP&L is unknown.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans ("SIPs") under the CAA. The modified SIPs are likely to result in further nitrogen oxide ("NOx") reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, DP&L's total capital expenditures are estimated to be approximately $175 million, of which $94 million remains to be expended by May 2004. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rule an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the USEPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L's facilities were identified, among many others, in the rulemaking. In January 2002, the USEPA announced that reductions required under the CAA Section 126 rulemaking will be extended until May 31, 2004 to be consistent with the NOx SIP rule. DP&L's current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

On December 14, 2000, the USEPA issued a determination that coal- and oil-fired electric generating units should be regulated for emissions of mercury and hazardous air pollutants. The USEPA will issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

In March 2002, the United States Court of Appeals for the District of Columbia upheld the USEPA's National Ambient Air Quality Standards for ozone and fine particles. The USEPA is conducting a rulemaking regarding these standards. The impact of these standards and rules can not be determined at this time.

Land Use

DP&L and numerous other parties have been notified by the USEPA or the Ohio Environmental Protection Agency ("Ohio EPA") that it considers them Potentially Responsible Parties ("PRP's") for clean-up at three superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio; and the Tremont City Landfill in Springfield, Ohio.

DP&L received notification from the USEPA in July 1987 for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. In September 2001, the Court entered and finalized DP&L's settlements with the USEPA for this site. These settlements fully resolve DP&L's liabilities for this site and did not have a material effect on DP&L's financial position, earnings, or cash flow.

DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRP's for clean-up of hazardous substances at the North

Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed hazardous substances to the site. The Ohio EPA has not provided an estimated cost for this site. In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRP's that should be liable for a portion of clean-up costs at the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on DP&L's financial position, earnings, or cash flow.

DP&L and numerous other parties received notification from the USEPA in January 2002 for the Tremont City site. The available information does not demonstrate that DP&L contributed any hazardous substances to the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on the DP&L's financial position, earnings, or cash flow.

                                    DPL INC.
                              OPERATING STATISTICS
                               ELECTRIC OPERATIONS

                                                   Years Ended December 31
                                            ------------------------------------
                                               2001         2000         1999
                                            ----------   ----------   ----------
Electric Sales (millions of kWh)
     Residential ........................        4,909        4,816        4,725
     Commercial .........................        3,618        3,540        3,390
     Industrial .........................        4,568        4,851        4,876
     Other retail .......................        1,369        1,370        1,306
                                            ----------   ----------   ----------
         Total retail ...................       14,464       14,577       14,297
     Wholesale ..........................        3,591        2,946        2,570
                                            ----------   ----------   ----------

         Total ..........................       18,055       17,523       16,867
                                            ==========   ==========   ==========

Operating Revenues (thousands)
     Residential ........................   $  429,932   $  422,733   $  412,808
     Commercial .........................      257,663      245,097      235,309
     Industrial .........................      229,211      236,670      242,410
     Other retail .......................       91,011       91,193       86,521
                                            ----------   ----------   ----------
         Total retail ...................    1,007,817      995,693      977,048
     Wholesale ..........................      178,352      112,328       79,008
                                            ----------   ----------   ----------

         Total ..........................   $1,186,169   $1,108,021   $1,056,056
                                            ==========   ==========   ==========

Electric Customers at End of Period
     Residential ........................      445,969      444,683      441,468
     Commercial .........................       46,700       46,218       45,470
     Industrial .........................        1,903        1,928        1,917
     Other ..............................        6,302        6,156        6,040
                                            ----------   ----------   ----------

         Total ..........................      500,874      498,985      494,895
                                            ==========   ==========   ==========

NOTE: See Note 12 to Consolidated Financial Statements for additional information.

                                    DPL INC.
                              OPERATING STATISTICS
                                 GAS OPERATIONS

                                                       Years Ended December 31
                                                    ----------------------------
                                                    2001      2000        1999
                                                   -----    --------    --------
Gas Sales (thousands of MCF)
     Residential ...........................          --      18,538      24,450
     Commercial ............................          --       5,838       7,647
     Industrial ............................          --       2,034       2,246
     Public authorities ....................          --         776       1,182
     Transportation gas delivered ..........          --      16,105      20,190
                                                    ----    --------    --------

         Total .............................          --      43,291      55,715
                                                    ====    ========    ========

Operating Revenues (thousands)
     Residential ...........................          --    $119,460    $139,545
     Commercial ............................          --      35,262      40,225
     Industrial ............................          --      11,114      11,017
     Public authorities ....................          --       4,466       5,908
     Other .................................          --      13,554      18,284
                                                    ----    --------    --------

         Total .............................          --    $183,856    $214,979
                                                    ====    ========    ========

Gas Customers at End of Period
     Residential ...........................          --          --     282,706
     Commercial ............................          --          --      22,635
     Industrial ............................          --          --       1,303
     Public authorities ....................          --          --       1,173
                                                    ----    --------    --------

         Total .............................          --          --     307,817
                                                    ====    ========    ========
NOTE:
1) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.
2) See Note 12 to Consolidated Financial Statements for additional information.

Item 2 - Properties
--------------------------------------------------------------------------------

Electric

Information relating to DP&L's electric properties is contained in Item 1 - BUSINESS, DPL INC. (page 3), CONSTRUCTION PROGRAM (pages 6 and 7) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7 and 8) - Notes 4 and 12 of Notes to Consolidated Financial Statements on pages 22 and 26, respectively, of the registrant's 2001 Annual Report, which pages are incorporated herein by reference.

Gas

Information relating to DP&L's gas properties is contained in Item 1 - BUSINESS, DPL INC. (page 3) and GAS OPERATIONS AND GAS SUPPLY (page 8) - Note 3 of Notes to Consolidated Financial Statements on page 22 of the registrant's 2001 Annual Report, which page is incorporated herein by reference.

Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L's First Mortgage Bonds.

Item 3 - Legal Proceedings
--------------------------------------------------------------------------------

Information relating to legal proceedings involving DP&L is contained in Item 1
- BUSINESS, DPL INC. (page 3), COMPETITION (pages 3-6), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7 and 8), RATE REGULATION AND GOVERNMENT LEGISLATION (pages 8-10), ENVIRONMENTAL CONSIDERATIONS (pages 10-12) and Note 4 of Notes to Consolidated Financial Statements on page 22 of the registrant's 2001 Annual Report, which page is incorporated herein by reference.

Item 4 - Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

There were no submissions to the security holders in the fourth quarter.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                              (As of March 1, 2002)

                                  Business Experience,
                                     Last Five Years
                                (Positions with Registrant
       Name              Age    Unless Otherwise Indicated)              Dates
----------------------   ---   --------------------------------   -------------------

Allen M. Hill             56   President and Chief Executive       1/01/97  -  3/01/02
                                  Officer, DPL Inc. and DP&L
                               President and Chief Executive       4/06/92  -  3/01/02
                                  Officer, DP&L
                               President and Chief Operating       9/26/95  -  1/01/97
                                  Officer

Susan Flanagan            39   Vice President, Market              2/20/02  -  3/01/02
                                  Development
                               Vice President, Mergers and         9/11/00  -  2/20/02
                                  Acquisitions
                               Director, PricewaterhouseCoopers   12/01/95  -  8/31/00
                                  LLP, New York, NY

Stephen F. Koziar, Jr.    57   Group Vice President and            1/31/95  -  3/01/02
                                  Secretary, DPL Inc. and
                                  DP&L

Elizabeth M. McCarthy     42   Group Vice President and Chief      9/26/00  -  3/01/02
                                  Financial Officer, DPL Inc.
                                  and DP&L
                               Vice President and Chief            4/01/00  -  9/26/00
                                  Accounting Officer, DPL Inc.
                                  and DP&L
                               Partner, PricewaterhouseCoopers     7/01/94  -  3/31/00
                                  LLP, New York, NY

Arthur G. Meyer           51   Vice President, Legal and          11/21/97  -  3/01/02
                                  Corporate Affairs, DP&L
                               Director, Corporate Relations,      5/14/96  - 11/21/97
                                  DP&L

Bryce W. Nickel           45   Assistant Vice President, DP&L      1/01/94  -  3/01/02

H. Ted Santo              51   Group Vice President, DP&L         12/08/92  -  3/01/02

Patricia K. Swanke        42   Vice President, Operations,         9/29/99  -  3/01/02
                                  DP&L
                               Managing Director, DP&L             9/08/96  -  9/29/99

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

As of December 31, 2001, there were 33,729 holders of record of DPL common equity, excluding individual participants in security position listings.

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

Item 6 - Selected Financial Data
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth on page 28 of the registrant's 2001 Annual Report, which page is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in Note 4 to the Consolidated Financial Statements on page 22 and on pages 1 and 13 through 16 of the registrant's 2001 Annual Report, which pages are incorporated herein by reference.

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

Item 7A - Quantitative and Qualitative Disclosures about Market Risk
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in the Market Risk section on page 15 of the registrant's 2001 Annual Report, which page is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth on pages 17 through 28 of the registrant's 2001 Annual Report, which pages are incorporated herein by reference.

                        Report of Independent Accountants
                         On Financial Statement Schedule
                         -------------------------------

To the Board of Directors of DPL Inc.

Our audits of the consolidated financial statements referred to in our report dated January 28, 2002 appearing on page 27 of the 2001 Annual Report to Shareholders of DPL Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dayton, Ohio
January 28, 2002

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

--------------------------------------------------------------------------------

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

Directors of the Registrant

The information required by this item of Form 10-K is set forth in DPL's definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders ("2002 Proxy Statement"), which is incorporated herein by reference, and on page 16 of this Form 10-K.

Item 11 - Executive Compensation
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

The information required by this item of Form 10-K is set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions
--------------------------------------------------------------------------------

None.

PART IV

Item 14 - Exhibits, Financial Statement Schedule and Reports on Form 8-K
--------------------------------------------------------------------------------

                                                                                           Pages of 2001
                                                                                             Form 10-K
                                                                                          Incorporated by
                                                                                             Reference
                                                                                          ---------------
Report of Independent Accountants......................................................         18

     (a)  Documents filed as part of the Form 10-K

                                                                                           Pages of 2001
                                                                                           Annual Report
                                                                                          Incorporated by
                                                                                             Reference
                                                                                          ---------------
1.   Financial Statements
     --------------------

Consolidated Statement of Results of Operations for the three years in the period ended
December 31, 2001......................................................................          17

Consolidated Statement of Cash Flows for the three years in the period ended December
31, 2001 ..............................................................................          18

Consolidated Balance Sheet as of December 31, 2001 and 2000...........................           19

Consolidated Statement of Shareholders' Equity for the three years in the period ended
December 31, 2001......................................................................          20

Notes to Consolidated Financial Statements.............................................        21-27

Report of Independent Accountants......................................................          27

The following schedule is filed herewith:

                                                                                              Page No.
                                                                                              -------
2.   Financial Statement Schedule
     ----------------------------

For the three years in the period ended December 31, 2001:

Schedule II - Valuation and qualifying accounts........................................        26

The information required to be submitted in schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.   Exhibits
     --------

The exhibits filed as a part of this Annual Report on Form 10-K are:

                                                                               Incorporated Herein by Reference
                                                                                         as Filed With
                                                                               --------------------------------
2(a)   Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and    Exhibit A to the 1986 Proxy
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
                                                                               (File No. 1-9052)

3      Copy of Amended Articles of Incorporation of DPL Inc. dated September   Filed herewith as Exhibit 3 on
       25, 2001..............................................................  Page 27

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

4(n)   Copy of the Credit Agreement dated as of December 21, 2001 between      Filed herewith as Exhibit 4(n)
       DPL Inc., Keybank National Association (as agent), Bank One, NA  (as    on page 38
       agent), and the banks named therein..................................

4(o)   Copy of the Note Purchase Agreement dated as of April 6, 1999 for       Exhibit 4 to Report on Form 10-Q
       $500 million of 6.32% Senior Notes due 2004..........................   dated June 30, 1999 (File No.
                                                                               1-9052)

4(p)   Copy of Rights Agreement between DPL Inc. and Equiserve Trust           Exhibit 4 to Report on Form 8-K
       Company, N.A.........................................................   dated September 25, 2001
                                                                               (File No. 1-9052)

4(q)   Copy of Securities Purchase Agreement dated as of February 1, 2000 by   Exhibit 99(b) to Schedule TO
       and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and     dated February 4, 2000 (File No.
       Dayton Ventures Inc. and certain exhibits thereto....................   1-9052)

10(a)  Copy of Directors' Deferred Stock Compensation Plan amended December    Exhibit 10(a) to Report on Form
       31, 2000.............................................................   10-K for the year ended December
                                                                               31, 2000 (File No. 1-9052)

10(b)  Copy of Directors' Deferred Compensation Plan amended December 31,      Exhibit 10(b) to Report on Form
       2000.................................................................   10-K for the year ended December
                                                                               31, 2000 (File No. 1-9052)

10(c)  Copy of Management Stock Incentive Plan amended December 31, 2000....   Exhibit 10(c) to Report on Form
                                                                               10-K for the year ended December
                                                                               31, 2000 (File No. 1-9052)

10(d)  Copy of Key Employees Deferred Compensation Plan amended December 31,   Exhibit 10(d) to Report on Form
       2000.................................................................   10-K for the year ended December
                                                                               31, 2000 (File No. 1-9052)

10(e)  Form of Change of Control Agreement with Certain Executive Officers..   Exhibit 10(e) to Report on Form
                                                                               10-K for the year ended December
                                                                               31, 2000 (File No. 1-9052)

10(f)  Copy of Stock Option Plan............................................   Exhibit 10(f) to Report on Form
                                                                               10-K for the year ended December
                                                                               31, 2000 (File No. 1-9052)

13     Copy of DPL's 2001 Annual Report to Shareholders (pages 1 and 13-28).   Filed herewith as Exhibit 13 on
                                                                               page 119

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

21     List of Subsidiaries of DPL Inc......................................   Filed herewith as Exhibit 21 on
                                                                               page 145

23     Consent of PricewaterhouseCoopers LLP................................   Filed herewith as Exhibit 23 on
                                                                               page 145

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

                                DPL Inc.

                                Registrant


March 28, 2002                             /s/ Elizabeth M. McCarthy
                                ------------------------------------------------
                                             Elizabeth M. McCarthy
                                Group Vice President and Chief Financial Officer
                                         (principal financial officer)


March 28, 2002                                 /s/ Allen M. Hill
                                ------------------------------------------------
                                                 Allen M. Hill
                                     President and Chief Executive Officer
                                         (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ T. J. Danis         Director                                 March 28, 2002
----------------------
   (T. J. Danis)


                         Director                                 March 28, 2002
----------------------
 (J. F. Dicke, II)


 /s/ P. H. Forster       Director and Chairman                    March 28, 2002
----------------------
  (P. H. Forster)


 /s/ E. Green            Director                                 March 28, 2002
----------------------
  (E. Green)


  /s/ J. G. Haley        Director                                 March 28, 2002
----------------------
   (J. G. Haley)


 /s/ A. M. Hill          Director, President and Chief            March 28, 2002
----------------------   Executive Officer
  (A. M. Hill)


                         Director                                 March 28, 2002
----------------------
 (W. A. Hillenbrand)


 /s/ D. R. Holmes        Director                                 March 28, 2002
----------------------
 (D. R. Holmes)


 /s/ B. R. Roberts       Director                                 March 28, 2002
----------------------
 (B. R. Roberts)


                         Director                                 March 28, 2002
----------------------
 (G. R. Roberts)


                         Director                                 March 28, 2002
----------------------
 (S. M. Stuart)


 /s/ E. M. McCarthy      Group Vice President and Chief           March 28, 2002
----------------------   Financial Officer (principal financial
 (E. M. McCarthy)        officer)


 /s/ W. A. Garrett       Controller                               March 28, 2002
----------------------
 (W. A. Garrett)

Schedule II

                                    DPL Inc.
                        VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 2001, 2000, and 1999

($ in thousands)

-----------------------------------------------------------------------------------------------
              COLUMN A                     COLUMN B        COLUMN C       COLUMN D     COLUMN E
-----------------------------------------------------------------------------------------------

                                                          Additions
                                                       ---------------
                                          Balance at   Charged                        Balance at
                                          Beginning      to              Deductions     End of
            Description                   of Period    Income    Other      (1)         Period
-----------------------------------------------------------------------------------------------

2001:
Deducted from accounts receivable--

   Provision for uncollectible accounts     $6,851     $11,774     $--     $6,161       $12,464

2000:
Deducted from accounts receivable--

   Provision for uncollectible accounts     $4,355     $ 9,115     $--     $6,619       $ 6,851

1999:
Deducted from accounts receivable--

   Provision for uncollectible accounts     $4,744     $ 5,171     $--     $5,560       $ 4,355

(1)  Amounts written off, net of recoveries of accounts previously written off.