Form 10-Q
period 2002-03-31
DPL INC
filed 2002-05-15
CIK 787250

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                               1065 Woodman Drive
                               Dayton, Ohio 45432
                    ----------------------------------------
                    (Address of principal executive offices)

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

         YES   X            NO
             ------            ------

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $.01 par value
       and Preferred Share Purchase Rights               126,501,404 Shares
------------------------------------------       -------------------------------
              (Title of each class)              (Outstanding at March 31, 2002)

                                    DPL INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I.  Financial Information

  Item 1.  Financial Statements

           Consolidated Statement of Results of Operations                 3

           Consolidated Statement of Cash Flows                            4

           Consolidated Balance Sheet                                      5

           Notes to Consolidated Financial Statements                      7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

           Operating Statistics                                           13

  Item 3.  Quantitative and Qualitative Disclosures about Market Risk     13


Part II.  Other Information

  Item 4.  Submission of Matters to a Vote of Security Holders            13

  Item 5.  Other Information                                              14

  Item 6.  Exhibits and Reports on Form 8-K                               14

  Signatures                                                              15

                          Part I. Financial Information
--------------------------------------------------------------------------------

Item 1.  Financial Statements
         --------------------

                                    DPL INC.
                 CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
                              (Dollars in millions)

                                                                     Three Months Ended
                                                                          March 31,
                                                             ------------------------------------
                                                                    2002             2001
                                                                    ----             ----
  Revenues
  Electric revenues .......................................       $271.7            $294.4
  Other revenues, net of fuel costs .......................          3.6               3.6
                                                                  ------            ------
                                                                   275.3             298.0
                                                                  ------            ------
  Expenses
  Fuel ....................................................         48.0              59.3
  Purchased power .........................................         21.1              17.0
  Operation and maintenance ...............................         38.5              34.7
  Depreciation and amortization ...........................         33.4              30.4
  Amortization of regulatory assets, net ..................         11.5              12.1
  General taxes ...........................................         26.9              26.2
                                                                  ------            ------
       Total expenses .....................................        179.4             179.7
                                                                  ------            ------
  Operating Income ........................................         95.9             118.3

  Investment income .......................................         13.3              26.7
  Other income (deductions) ...............................          7.6               2.6
  Interest expense ........................................        (38.2)            (31.1)
  Trust preferred distributions by subsidiary .............         (6.2)            (11.7)
                                                                  ------            ------

  Income Before Income Taxes and Cumulative Effect of
    Accounting Change .....................................         72.4             104.8
  Income taxes ............................................         27.1              42.0
                                                                  ------            ------
  Income Before Cumulative Effect of Accounting Change ....         45.3              62.8
  Cumulative effect of accounting change, net of tax ......            -               1.0
                                                                  ------            ------
  Net Income ..............................................       $ 45.3            $ 63.8
                                                                  ======            ======
  Average Number of Common Shares Outstanding (millions)
  Basic ...................................................        118.9             119.7
  Diluted .................................................        123.4             129.3

  Earnings Per Common Share
  Basic:
       Income before cumulative effect of accounting change       $ 0.38            $ 0.52
       Cumulative effect of accounting change .............            -              0.01
                                                                  ------            ------
       Total Basic ........................................       $ 0.38            $ 0.53
                                                                  ======            ======
  Diluted:
       Income before cumulative effect of accounting change       $ 0.37            $ 0.49
       Cumulative effect of accounting change .............            -                 -
                                                                  ------            ------
       Total Diluted ......................................       $ 0.37            $ 0.49
                                                                  ======            ======
  Dividends Paid Per Share of Common Stock ................       $0.235            $0.235
                                                                  ======            ======

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                              --------------------------
                                                                                                2002              2001
                                                                                              --------         ---------
Operating Activities

Net income .........................................................................          $   45.3          $   63.8
Adjustments:
     Depreciation and amortization .................................................              33.4              30.4
     Amortization of regulatory assets, net ........................................              11.5              12.1
     Deferred income taxes .........................................................              19.0              15.4
     Investment income .............................................................             (10.9)            (24.4)
Changes in working capital:
     Accounts receivable ...........................................................              (1.3)              5.8
     Accounts payable ..............................................................               0.6             (23.1)
     Inventories ...................................................................              (3.3)             (6.5)
     Accrued taxes payable .........................................................             (14.7)             (4.4)
     Accrued interest payable ......................................................             (24.3)            (11.2)
Other ..............................................................................             (12.2)             (8.6)
                                                                                              --------          --------
Net cash provided by operating activities ..........................................              43.1              49.3
                                                                                              --------          --------

Investing Activities

Capital expenditures ...............................................................             (57.3)           (102.1)
Purchases of available-for-sale financial assets ...................................             (24.2)            (45.1)
Sales of available-for-sale financial assets .......................................              43.3              46.9
Income taxes on gain from sale of natural gas retail distribution operations .......                 -             (90.9)
                                                                                              --------          --------
Net cash used for investing activities .............................................             (38.2)           (191.2)
                                                                                              --------          --------

Financing Activities

Issuance of short-term debt, net ...................................................              49.0              84.8
Retirement of long-term debt .......................................................              (3.6)             (3.0)
Dividends paid on common stock .....................................................             (27.9)            (28.2)
Purchase of treasury stock .........................................................                 -             (31.0)
                                                                                              --------          --------
Net cash provided by financing activities ..........................................              17.5              22.6
                                                                                              --------          --------

Cash and temporary cash investments--

Net change .........................................................................              22.4            (119.3)
Balance at beginning of period .....................................................              12.3             137.1
                                                                                              --------          --------
Balance at end of period ...........................................................          $   34.7          $   17.8
                                                                                              ========          ========

Cash Paid During the Period for:

Interest ...........................................................................          $   66.9          $   52.4
Income taxes .......................................................................          $   13.4          $   95.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                                                             At               At
                                                                          March 31,      December 31,
                                                                            2002             2001
                                                                          ---------      ------------
ASSETS

Property

Property ............................................................     $ 4,225.0         $ 4,176.6
Less: Accumulated depreciation and amortization .....................      (1,723.7)         (1,694.3)
                                                                          ---------         ---------
     Net property ...................................................       2,501.3           2,482.3
                                                                          ---------         ---------

Current Assets

Cash and temporary cash investments .................................          34.7              12.3
Accounts receivable, less provision for uncollectible accounts
     of $12.1 and $12.5, respectively ...............................         165.8             164.6
Inventories, at average cost ........................................          64.9              61.6
Prepaid taxes .......................................................          34.0              54.8
Other ...............................................................          34.5              30.9
                                                                          ---------         ---------

     Total current assets ...........................................         333.9             324.2
                                                                          ---------         ---------

Other Assets

Financial assets ....................................................       1,108.4           1,120.4
Income taxes recoverable through future revenues ....................          37.9              39.2
Other regulatory assets .............................................          88.9              99.7
Other ...............................................................         193.4             187.7
                                                                          ---------         ---------

     Total other assets .............................................       1,428.6           1,447.0
                                                                          ---------         ---------

Total Assets ........................................................     $ 4,263.8         $ 4,253.5
                                                                          =========         =========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                                    DPL INC.
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)
                                   (continued)

                                                                                           At                    At
                                                                                        March 31,           December 31,
                                                                                          2002                  2001
                                                                                       ---------            ------------
CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders' equity--
     Common stock ..................................................................    $    1.3             $    1.3
     Other paid-in capital, net of treasury stock ..................................           -                    -
     Warrants ......................................................................        50.0                 50.0
     Common stock held by employee plans ...........................................       (92.3)               (93.5)
     Accumulated other comprehensive income ........................................       (48.6)               (46.4)
     Earnings reinvested in the business ...........................................       927.7                909.7
                                                                                        --------             --------

         Total common shareholders' equity .........................................       838.1                821.1

Preferred stock ....................................................................        22.9                 22.9
Preferred stock subject to mandatory redemption ....................................         0.1                  0.1
Company obligated mandatorily redeemable trust preferred
  securities of subsidiary holding solely parent debentures ........................       292.4                292.4
Long-term debt .....................................................................     2,146.8              2,150.8
                                                                                        --------             --------

         Total capitalization ......................................................     3,300.3              3,287.3
                                                                                        --------             --------

Current Liabilities

Accounts payable ...................................................................       109.9                115.3
Accrued taxes ......................................................................        58.6                 84.7
Accrued interest ...................................................................        33.3                 51.3
Short-term debt ....................................................................        61.0                 12.0
Other ..............................................................................        36.4                 32.9
                                                                                        --------             --------

         Total current liabilities .................................................       299.2                296.2
                                                                                        --------             --------

Deferred Credits and Other

Deferred taxes .....................................................................       341.1                336.1
Unamortized investment tax credit ..................................................        57.4                 58.0
Insurance and claims costs .........................................................       123.8                123.6
Other ..............................................................................       142.0                152.3
                                                                                        --------             --------

         Total deferred credits and other ..........................................       664.3                670.0
                                                                                        --------             --------

Total Capitalization and Liabilities ...............................................    $4,263.8             $4,253.5
                                                                                        ========             ========

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

                   Notes to Consolidated Financial Statements

1. DPL Inc. ("DPL") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL's 2001 Annual Report on Form 10-K.

2. Reclassifications have been made in the presentation of certain prior years' amounts to conform to the current reporting presentation of DPL.

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

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before cumulative effect of accounting change:

                                          Three Months Ended March 31,
                                       2002                       2001
                             ------------------------    -----------------------
                                                 Per       (a)              Per
                              Income   Shares   Share    Income  Shares    Share
                              ------   ------   -----    ------  ------    -----
Basic EPS ...................   $43.5    118.9   $0.38    $62.8    119.7   $0.53

Effect of Dilutive Securities
Warrants ....................              4.0                       8.4
Stock Option Plan ...........              0.5                       1.2
                                         -----                     -----

Diluted EPS .................   $43.5    123.4   $0.37    $62.8    129.3   $0.49
                                         =====                     =====

(a) Income before cumulative effect of accounting change

4. Comprehensive income for the three months ended March 31, 2002 and 2001 of $43.1 and $25.2 million, respectively, includes reported net income adjusted by the non-cash effect of unrealized gains on financial assets and certain derivative instruments on an after tax basis.

5. DPL's transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, Electric. Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as "Other," which primarily includes street lighting services, insurance, financial support services, and a natural gas supply management subsidiary. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

                                                 Three Months Ended March 31,
                                                      2002             2001
                                                     ------           ------
Net revenues:
Electric ........................................    $202.6           $218.1
Other ...........................................       3.6              3.6
                                                     ------           ------
   Total ........................................    $206.2           $221.7
                                                     ======           ======

Operating income:
Electric ........................................    $ 99.6           $111.4
Other (a) .......................................      (3.7)             6.9
                                                     ------           ------
   Total ........................................      95.9            118.3
Investment income ...............................      13.3             26.7
Other income (deductions) .......................       7.6              2.6
Interest expense ................................     (38.2)           (31.1)
Trust preferred distributions by subsidiary .....      (6.2)           (11.7)
                                                     ------           ------
Income before income taxes and cumulative
effect of accounting change .....................    $ 72.4           $104.8
                                                     ======           ======

(a) Includes unallocated corporate items.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DPL Inc. ("DPL") reported earnings for the first quarter of 2002 of $0.38 per share compared to a first quarter target of $0.42 per share and prior year earnings of $0.53 per share before the cumulative effect of an accounting change. The accounting change in the first quarter of 2001 resulted from the adoption of a new accounting standard for derivatives. All earnings per share numbers are before share dilution.

Despite significant cost reductions, work elimination, and a stabilizing economic environment, the first quarter of 2002 fell slightly below plan. The continuation of record mild temperatures throughout the first quarter significantly impacted the retail sector and reduced earnings by 5 cents per share. Industrial/commercial revenues remained constant quarter to quarter.

Wholesale power prices are beginning to increase slightly, which provides opportunity for increased margins on sales from DPL's low cost coal units. With the increase in announced capacity addition cancellations, the region's generation reserves at time of peak demand, after factoring in planned outages, are expected to be in the single digits this summer.

The range of expected earnings per share for the year remains unchanged at $1.87 to $2.00 and is based on continued sales and economic recovery, modest increases in energy prices, and political stability.

Results of Operations

                                                        Three Months Ended,
                                                            March 31,
                                                      ----------------------
                                                       2002           2001
                                                      ------         ------
Electric revenues .................................   $271.7         $294.4
Fuel ..............................................     48.0           59.3
Purchased power ...................................     21.1           17.0
                                                      ------         ------
     Net electric revenues ........................   $202.6         $218.1

Operating income ..................................   $ 95.9         $118.3

Net electric revenues decreased by $15.5 million or 7%. Retail revenues decreased $5.1 million or 2% as a result of the warmest weather on record in the last 30 years. Wholesale capacity and energy revenues decreased $17.6 million or 47% as a result of the weather and lower commodity prices. Fuel costs decreased $11.3 million or 19% as a result of lower spot-market prices for coal and the sales decline. Purchased power increased $4.1 million or 24% as a result of higher generating station outages.

Operation and maintenance expense increased $3.8 million or 11% primarily as a result of higher employee benefits expense, including lower pension credits and a $1.1 million current year union severance charge.

Depreciation and amortization expense increased $3.0 million or 10% primarily as a result of the addition of peaking generation capacity units in the summer of 2001.

Investment income decreased $13.4 million reflecting lower net realized gains, partially offset by higher income from investments.

Other income (deductions) increased $5.0 million primarily as a result of a current year insurance claim by DP&L under its business interruption policy (see "Other Matters"). Prior year results included strategic consulting expenses, partially offset by a gain associated with the termination of a contract.

Interest expense increased $7.1 million or 23% primarily as a result of higher average long-term debt levels.

Trust preferred distributions by subsidiary decreased $5.5 million or 47% as a result of the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding and the coupon rate.

The prior year cumulative effect of an accounting change reflected DPL's adoption of the provisions of the Financial Accounting Standard Board's ("FASB") Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

Capital Resources and Requirements

Construction additions were $48 million for the current quarter and are expected to approximate $161 million for the year. First quarter results included significant progress on DPL's NOx compliance program, power plant maintenance, and the completion of DPL's combustion turbine program in time for the upcoming summer period. DPL has not contracted for further capacity additions, but will continue licensing currently owned sites and evaluating the purchase of equipment on the secondary market. If and when market-pricing conditions warrant, DPL will have the flexibility to expand its capacity. DPL expects to finance its construction program in 2002 and 2003 with internal funds.

DPL's financial assets of $1,108 million at March 31, 2002 are an additional capital resource, available to be invested in the energy sector when that market has favorable investment conditions. The financial asset portfolio is highly diversified both in terms of geography and industry, and is comprised of public and private debt and equity securities. Publicly traded securities comprise 15% of the portfolio and are valued at current market price. Private securities, with more than 500 companies represented, are valued at cost adjusted for negative implications or market events, which is believed to approximate market.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that occurred in October 2000.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL's commercial paper program. DPL had no borrowings outstanding under these credit agreements and $49 million in commercial paper outstanding at March 31, 2002. The Dayton Power and Light Company ("DP&L"), a principal subsidiary of DPL, has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and $12 million in commercial paper outstanding at March 31, 2002.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provision of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans. DP&L currently has sufficient capacity to issue first mortgage bonds to satisfy requirements in connection with the financing of its construction and refinancing programs during the five-year period 2002-2006.

At March 31, 2002, DPL's and DP&L's senior debt credit ratings were as follows:

                                             DPL Inc.              DP&L
                                            --------              -----
Standard & Poor's Corp.                       BBB                  BBB+
Moody's Investors Service                     Baa1                 A2

Market Risk

The carrying value of DPL's debt was $2,159 million at December 31, 2001, consisting of DP&L's first mortgage bonds, DP&L's guaranteed air quality development obligations, and DPL's notes. The fair value of this debt was $2,234 million on December 31, 2001, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. There have been no material changes in the carrying value or fair value of DPL's long-term debt since December 31, 2001. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2001:

----------------------------------------------------------------------------------------------------------------------------
                                                  Expected Maturity Date
----------------------------------------------------------------------------------------------------------------------------
                                2002       2003       2004      2005       2006      Thereafter     Total      Fair Value
----------------------------------------------------------------------------------------------------------------------------
Long-term Debt
----------------------------------------------------------------------------------------------------------------------------
  Amount ($ in millions)         $8         $9        $511       $13        $16        $1,602      $2,159        $2,234
----------------------------------------------------------------------------------------------------------------------------
  Average rate                  7.8%       7.8%       6.7%      7.8%       7.8%         7.4%        7.3%
----------------------------------------------------------------------------------------------------------------------------

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $61 million with a weighted-average interest rate of 2.3% at March 31, 2002. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

The fair value of available-for-sale securities was $1,144 million and $1,147 million at March 31, 2002 and December 31, 2001, respectively. The equity price risk related to these securities is estimated as the potential increase/decrease in fair value of $114-115 million resulting from a hypothetical 10% increase/decrease in the market prices.

DPL's financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of DPL's expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. Fuel and purchased power costs represented 41% of total operating costs in 2001. DPL has contracted for approximately 90% of its coal needs for 2002. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

Other Matters

A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. "Insurance Claims and Costs" on the Consolidated Balance Sheet includes insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. Through the first quarter of 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy.

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

                                    DPL INC.
                              OPERATING STATISTICS

                                                        Three Months Ended
                                                          March 31, 2002
                                                   --------------------------
                                                      2002               2001
                                                      ----               ----
Electric

Sales (millions of kWh)--
     Residential ...............................      1,383              1,480
     Commercial ................................        843                879
     Industrial ................................      1,033              1,094
     Other retail ..............................        324                314
                                                   --------           --------
         Total retail .........................       3,583              3,767
     Wholesale ................................         736                946
                                                   --------           --------

         Total ................................       4,319              4,713

Revenues (thousands of dollars)--
     Residential ..............................    $115,355           $120,360
     Commercial ...............................      61,074             60,556
     Industrial ...............................      53,831             54,758
     Other retail .............................      21,663             21,383
                                                   --------           --------
         Total retail .........................     251,923            257,057
     Wholesale ................................      19,734             37,307
                                                   --------           --------

         Total ................................    $271,657           $294,364

Electric customers at end of period ...........     501,971            500,741


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

See the "Market Risk" section of Item 2.


                           Part II. Other Information
--------------------------------------------------------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

DPL held its Annual Meeting of Shareholders on April 10, 2002 at which security holders elected three directors nominated for three-year terms expiring in 2005. The results of the voting were as follows:

                                                  For          Withheld
                                             -----------     ----------
James F. Dicke, II                           117,322,283      2,207,366
Peter H. Forster                             106,872,841     12,656,808
Jane G. Haley                                116,934,387      2,595,262

Item 5.  Other Information
         -----------------

The Federal Energy Regulatory Commission ("FERC") issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies' proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. DPL is exploring its operational options as a result of the FERC Order.

On July 22, 1998, the Public Utilities Commission of Ohio ("PUCO") approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999 and again on March 21, 2002, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000 and April 18, 2002. The current revisions to the rules are expected to be finalized by the PUCO in the fall of 2002.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a) There are no exhibits required by Item 601 of Regulation S-K for the quarter ended March 31, 2002.

(b)  Reports on Form 8-K.

     Current report on Form 8-K dated April 22, 2002 - Item 5 reported. On April 18, 2002, DPL received notification that TRC Capital Corporation of Toronto, Canada commenced an unsolicited "mini tender" offer to purchase up to 4,500,000 common shares of DPL Inc., or approximately 3.6% of its total common shares outstanding, at a price of $25.30 per share in cash. In response, DPL issued a press release (a copy of which was filed with the Form 8-K) to state that it did not in any way recommend or endorse the TRC Capital offer, and cautioned its shareholders that the offer was below the closing price of DPL's common stock the day before and the day after the offer. Neither DPL nor any of its directors is affiliated with TRC Capital.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      DPL INC.
                                       -----------------------------------------
                                                    (Registrant)

Date: May 15, 2002                     /s/ Elizabeth M. McCarthy
      ------------                     -----------------------------------------
                                       Elizabeth M. McCarthy
                                       Group Vice President and Chief Financial
                                       Officer (principal financial officer)