Form 10-K/A
period 2001-12-31
DPL INC
filed 2002-08-14
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 1-9052

DPL INC.
 (Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1163136 (I.R.S. Employer Identification No.)

1065 Woodman Drive, Dayton, Ohio (Address of principal executive offices)	45432 (Zip Code)

Registrant’s telephone number, including area code: 937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $0.01 par value New York Stock Exchange	Outstanding at February 28, 2002 and Preferred Share Purchase Rights	Name of each exchange on which registered 126,501,404

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 2002 was $2,923,447,446 based on a closing price of $23.11 on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Parts I and II incorporate by reference portions of the registrant’s 2001 Annual Report to Shareholders.

Portions of the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

DPL INC.

Index to Annual Report on Form 10-K/A
Fiscal Year Ended December 31, 2001

SIGNATURES	57

This Annual Report on Form 10-K/A is being filed to restate DPL Inc.’s consolidated financial statements as of and for the year ended December 31, 2001.

PART I

Item 1 — Business

DPL INC.

DPL Inc. (“DPL”) was organized in 1985 under the laws of the State of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (“DP&L”). DP&L is a public utility incorporated under the laws of Ohio in 1911. DP&L sells electricity to residential, commercial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L’s 24 county service area is generated at eight power plants and is distributed to more than 500,000 retail customers. Principal industries served include automotive, food processing, paper, technology, and defense. DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.

Other subsidiaries of DPL include DPL Energy, LLC (“DPLE”), which engages in the business of development, construction, and operation of peaking generating facilities, and brokering wholesale electric energy; DPL Energy Resources, Inc., a competitive retail electric supplier; Plaza Building, Inc., which owns all the capital stock of MVE, Inc.; MVE, Inc., which provides financial support services to DPL and its subsidiaries; Miami Valley Insurance Company, an insurance company for DPL and its subsidiaries; Miami Valley Lighting, LLC, a street lighting business; Miami Valley Resources, Inc. (“MVR”), a natural gas supply management company; Miami Valley Leasing, which leases communications equipment and other miscellaneous equipment and owns real estate; Miami Valley CTC, Inc., a subsidiary of MVE, Inc., which provides transportation services; and MacGregor Park, Inc., an owner and developer of real estate.

DPL and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in the State of Ohio.

DPL and its subsidiaries employed 1,554 persons as of December 31, 2001, of which 1,313 were full-time employees and 241 were part-time employees.

COMPETITION

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers as of January 1, 2001. Under the legislation, electric generation, aggregation, power marketing, and power brokerage services supplied to retail customers in Ohio is deemed to be competitive and is not subject to supervision and regulation by the Public Utilities Commission of Ohio (“PUCO”). As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. DP&L received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003, at which time DP&L’s generation assets will no longer be subject to Ohio regulation and will be able to sell all capacity in the open energy market. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduces revenue by approximately $13-14 million; rate certainty for the three-year period for customers that continue to purchase power from DP&L; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives without regulatory restrictions.

On September 30, 1996, the FERC conditionally accepted DP&L’s market-based sales tariff, which will allow DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, the FERC approved the application and authorization of DPLE to sell and broker wholesale electric power and also charge market-based prices for such power. DPL Energy Resources, Inc. and Miami Valley Lighting, LLC filed at the FERC for market-based rate authority on November 16, 2000 and received FERC authority on December 13, 2000 and December 15, 2000, respectively. DPL Energy Resources, Inc. received approval from the PUCO on December 8, 2000 to provide competitive retail electric service.

DPL competes through its principal subsidiaries, DP&L and DPLE. DP&L competes with privately and municipally owned electric utilities and rural electric cooperatives, and other alternate fuel suppliers on the basis of price and service. DPLE operates over 4,000 megawatts of generation capacity and markets wholesale energy throughout the eastern half of the United States.

Like other utilities and energy marketers, DP&L and DPLE from time to time have electric generating capacity available for sale on the wholesale market. DP&L and DPLE compete with other generators to sell electricity provided by such capacity. The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers. In addition, from time to time, DP&L makes power purchases from other suppliers.

The National Energy Policy Act of 1992, which reformed the Public Utilities Holding Company Act of 1935, allows the federal government to mandate access by others to a utility’s electric transmission system and may accelerate competition in the supply of electricity.

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

The municipal agreements provide, among other things, for the sale of firm power by DP&L to the municipalities on specified terms. However, the parties disagreed in their interpretation of this portion of the agreement and DP&L filed suit against the eleven municipalities on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, DP&L filed a second suit against the municipalities to claim the municipalities’ initial failure to pay for certain services rendered under the contract. The municipalities filed a complaint at the Federal Energy Regulatory Commission (“FERC”) claiming violation of a mediation clause. On June 29, 2000 the FERC Administrative Law Judge issued an initial decision in the case, which was favorable to DP&L; however, the FERC has not yet issued a final order. This dispute is expected to be resolved through the FERC process, and is not expected to result in a material impact on DP&L’s financial position or results of operations.

On April 24, 1996, the FERC issued orders requiring all electric utilities that own or control transmission facilities to file open-access transmission service tariffs. Open-access transmission tariffs provide third parties with non-discriminatory transmission service comparable to what the utility provides itself. In its orders, the FERC further stated that FERC-jurisdictional stranded costs reasonably incurred and costs of complying with the rules will be recoverable by electric utilities. Both in 1997 and 1998, DP&L reached an agreement in principle with staff and intervenors in these tariff cases. The FERC issued an Order accepting the Stipulation between the parties in DP&L’s Open Access Transmission Tariff cases on July 30, 1999 and September 17, 1999. DP&L was not materially impacted by the Order.

The FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations (“RTO”). The rule required that all public utilities that own, operate or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone regional transmission organization. As of December 31, 2001, DPL had invested approximately $6 million in its efforts to join the Alliance RTO. DPL is exploring its operational and financial options as a result of the FERC Order. The FERC recognized in its Order that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.

On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio’s investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000. The rules were finalized by the PUCO in June 2000 and did not have a material impact on DP&L’s financial position.

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

CONSTRUCTION PROGRAM

Construction additions are expected to approximate $161 million in 2002 and were $339 and $344 million in 2001 and 2000, respectively. The capital program includes the development of natural gas-fired combustion turbine generation peaking units and environmental compliance as follows:

$ in millions	2002*	2001	2000

Generation peaking units	$27	$173	$289
Environmental compliance	64	58	15

______________

*	Expected

A summary of DPL’s peaking generation expansion program is presented below:

Completion Date	Investment ($ in millions)	Megawatts Added

June 2000	$80	224
May/June 2001	215	544
June 2002*	179	480

______________

*	Expected

DPL began construction on the final phase of its peaking generation capacity expansion program during the third quarter of 2001. This addition, totaling 480 MW will be on line in June 2002, bringing DPL’s generating capacity to 4,600 MW and achieving a generation mix of 65% base load and 35% peaking. DPL has not contracted for further capacity additions, but will continue licensing currently owned sites and evaluating the purchase of program equipment on the secondary market. If and when market-pricing conditions warrant, DPL will have the flexibility to expand its capacity.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost, and adequate and timely rate recovery. DPL expects to finance its construction program in 2002 and 2003 with internal funds.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions. The potential impact of these events on DPL’s operations cannot be estimated at this time.

ELECTRIC OPERATIONS AND FUEL SUPPLY

DPL’s present winter generating capability is 4,151,000 KW. Of this capability, 2,843,000 KW (approximately 68%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company (“CG&E”) or with CG&E and Columbus Southern Power Company (“CSP”). Each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L’s all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 3,973,000 KW.

				MW Rating

Station	Ownership*	Operating Company	Location	DPL Portion	Total

Coal Units
Hutchings	W	DP&L	Miamisburg, OH	371	371
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	820	2,340
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	210	420
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300
Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	33	33
Yankee Street	W	DP&L	Centerville, OH	138	138
Monument	W	DP&L	Dayton, OH	12	12
Tait	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Gas Turbine 1	W	DP&L	Moraine, OH	100	100
Tait Gas Turbine 2	W	DP&L	Moraine, OH	102	102
Tait Gas Turbine 3	W	DP&L	Moraine, OH	102	102
Killen	C	DP&L	Wrightsville, OH	16	24
Stuart	C	DP&L	Aberdeen, OH	3	10
Greenville	W	DPLE	Greenville, OH	236	236
Darby Station Units 1-4	W	DPLE	Darby, OH	320	320
Montpelier Units 1-4	W	DPLE	Montpelier, IN	224	224

______________

*W	= Wholly-Owned

C	= Commonly Owned

In order to transmit energy to their respective systems from their commonly owned generating units, the companies have constructed and own, as tenants in common, 847 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity. In July 2001, DPL completed a 40.2-mile long, 345,000-volt circuit between CG&E’s Foster Substation and DP&L’s Bath Substation. The circuit is jointly owned by DP&L and CG&E.

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

The average fuel cost per kilowatt-hour (“kWh”) generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.31¢ in 2001, 1.18¢ in 2000 and 1.30¢ in 1999. With the onset of competition in January 2001, the Electric Fuel Component became part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

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

RATE REGULATION AND GOVERNMENT LEGISLATION

DP&L’s sales to retail customers are subject to rate regulation by the PUCO and various municipalities. DP&L’s wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by the FERC under the Federal Power Act.

Ohio law establishes the process for determining rates charged by public utilities. Regulation of rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters. Ohio law also establishes the Office of the Ohio Consumers’ Counsel (the “OCC”), which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL. The legislation extends the PUCO’s supervisory powers to a holding company system’s general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.

Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

	At December 31,

($ in millions)	2001	2000

Regulatory transition costs (a)	$97.2	$144.8
Income taxes recoverable through future revenues (b)	39.2	$19.8
Other costs (b)	2.5	1.6

Total	$138.9	$166.2

               (a) As discussed in the COMPETITION section, DP&L received PUCO approval of its transition plan for the deregulation of its generation business. Accordingly, DP&L discontinued the use of its regulatory accounting model for its generation operations. As a result, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item and other generation-related regulatory assets were reclassified to the “Regulatory transition costs” asset.

               (b) Certain deferred costs remain authorized for recovery by regulators. These relate primarily to DP&L’s electric transmission and distribution operations and are being amortized over the recovery period of the assets involved.

Under the legislation passed in 1999, the percentage of income payment plan (“PIPP”) for eligible low income households was converted to a Universal Service Fund in 2001. The universal service program is administered by the Ohio Department of Development and provides for full recovery of arrearages for qualifying low income customers. As part of DP&L’s Electric Transition Plan, DP&L was granted authority to recover PIPP arrearages remaining as of December 31, 2000 as part of a transition charge.

In 2000, the PUCO amended the rules for Long-Term Forecast Reports for all investor-owned electric transmission and distribution companies in Ohio. Under these rules, each transmission and/or distribution company must annually file a Long-Term Electric Forecast Report, which presents 10-year energy and demand transmission and distribution forecasts. The reports also must contain information on the company’s existing and planned transmission and distribution systems, as well as a substantiation of the need for any system upgrades or additions. DP&L filed a combined 2000/2001 Long-Term Electric Forecast Report under these amended rules in March 2001.

The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:

Name	Beginning of Term	End of Term

Clarence D. Rogers	February 2001	April 2006
Rhonda H. Fergus	April 1995	April 2005
Chairman Alan R. Schriber	April 1999	April 2004
Donald L. Mason	April 1998	April 2003
Judith A. Jones	April 1997	April 2002

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

Air Quality

The Clean Air Act Amendments of 1990 (the “CAA”) have limited sulfur dioxide and nitrogen oxide emissions nationwide. The CAA restricts emissions in two phases. Phase I compliance requirements became effective on January 1, 1995 and Phase II requirements became effective on January 1, 2000.

DP&L’s environmental compliance plan (“ECP”) was approved by the PUCO on May 6, 1993, and on November 9, 1995, the PUCO approved the continued appropriateness of the ECP. Phase I requirements were met by switching to lower sulfur coal at several commonly owned electric generating facilities and increasing existing scrubber removal efficiency. Total capital expenditures to comply with Phase I of the CAA were approximately $5.5 million. Phase II requirements are being met primarily by switching to lower sulfur coal at all non-scrubbed coal-fired electric generating units.

In November 1999, the United States Environmental Protection Agency (“USEPA”) filed civil complaints and Notices of Violations (“NOV’s”) against operators and owners of certain generation facilities for alleged violations of the CAA. Generation units operated by partners CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against the partners. DP&L was not identified in the NOVs, civil complaints or state actions. In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing. The outcome of these claims or the impact, if any, on DP&L has not been determined. In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA. The NOV contained allegations consistent with NOV’s and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.

DPL will vigorously challenge the NOV. At this time, the outcome of these claims or the impact, if any, on DP&L is unknown.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (“SIPs”) under the CAA. The modified SIPs are likely to result in further nitrogen oxide (“NOx”) reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, DP&L’s total capital expenditures are estimated to be approximately $175 million, of which $94 million remains to be expended by May 2004. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rule an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the USEPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L’s facilities were identified, among many others, in the rulemaking. In January 2002, the USEPA announced that reductions required under the CAA Section 126 rulemaking will be extended until May 31, 2004 to be consistent with the NOx SIP rule. DP&L’s current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

On December 14, 2000, the USEPA issued a determination that coal- and oil-fired electric generating units should be regulated for emissions of mercury and hazardous air pollutants. The USEPA will issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

In March 2002, the United States Court of Appeals for the District of Columbia upheld the USEPA’s National Ambient Air Quality Standards for ozone and fine particles. The USEPA is conducting a rulemaking regarding these standards. The impact of these standards and rules can not be determined at this time.

Land Use

DP&L and numerous other parties have been notified by the USEPA or the Ohio Environmental Protection Agency (“Ohio EPA”) that it considers them Potentially Responsible Parties (“PRP’s”) for clean-up at three superfund sites in Ohio: the Sanitary Landfill Site on Cardington Road in Montgomery County, Ohio; the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio; and the Tremont City Landfill in Springfield, Ohio.

DP&L received notification from the USEPA in July 1987 for the Cardington Road site. DP&L has not joined the PRP group formed at that site because of the absence of any known evidence that DP&L contributed hazardous substances to this site. In September 2001, the Court entered and finalized DP&L’s settlements with the USEPA for this site. These settlements fully resolve DP&L’s liabilities for this site and did not have a material effect on DP&L’s financial position, earnings, or cash flow.

DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRP’s for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed hazardous substances to the site. The Ohio EPA has not provided an estimated cost for this site. In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRP’s that should be liable for a portion of clean-up costs at the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

DP&L and numerous other parties received notification from the USEPA in January 2002 for the Tremont City site. The available information does not demonstrate that DP&L contributed any hazardous substances to the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on the DP&L’s financial position, earnings, or cash flow.

DPL INC.
OPERATING STATISTICS
ELECTRIC OPERATIONS

	Years Ended December 31

	2001	2000	1999

Electric Sales (millions of kWh)
Residential	4,909	4,816	4,725
Commercial	3,618	3,540	3,390
Industrial	4,568	4,851	4,876
Other retail	1,369	1,370	1,306

Total retail	14,464	14,577	14,297
Wholesale	3,591	2,946	2,570

Total	18,055	17,523	16,867

Operating Revenues (thousands)
Residential	$429,932	$422,733	$412,808
Commercial	257,663	245,097	235,309
Industrial	229,211	236,670	242,410
Other retail	91,011	91,193	86,521

Total retail	1,007,817	995,693	977,048
Wholesale	178,352	112,328	79,008

Total	$1,186,169	$1,108,021	$1,056,056

Electric Customers at End of Period
Residential	445,969	444,683	441,468
Commercial	46,700	46,218	45,470
Industrial	1,903	1,928	1,917
Other	6,302	6,156	6,040

Total	500,874	498,985	494,895

NOTE: See Note 12 to Consolidated Financial Statements for additional information.

DPL INC.
OPERATING STATISTICS
GAS OPERATIONS

	Years Ended December 31

	2001	2000	1999

Gas Sales (thousands of MCF)
Residential	—	18,538	24,450
Commercial	—	5,838	7,647
Industrial	—	2,034	2,246
Public authorities	—	776	1,182
Transportation gas delivered	—	16,105	20,190

Total	—	43,291	55,715

Operating Revenues (thousands)
Residential	—	$119,460	$139,545
Commercial	—	35,262	40,225
Industrial	—	11,114	11,017
Public authorities	—	4,466	5,908
Other	—	13,554	18,284

Total	—	$183,856	$214,979

Gas Customers at End of Period
Residential	—	—	282,706
Commercial	—	—	22,635
Industrial	—	—	1,303
Public authorities	—	—	1,173

Total	—	—	307,817

NOTE:

1)	DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

2)	See Note 12 to Consolidated Financial Statements for additional information.

Item 2 — Properties

Electric

Information relating to DP&L’s electric properties is contained in Item 1 – BUSINESS, DPL INC. (page 3), CONSTRUCTION PROGRAM (pages 6 and 7) and ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7 and 8) – and Item 8 – Notes 4 and 12 of Notes to Consolidated Financial Statements on pages 37 and 45-47, respectively, on this Form 10-K/A.

Gas

Information relating to DP&L’s gas properties is contained in Item 1 – BUSINESS, DPL INC. (page 3) and GAS OPERATIONS AND GAS SUPPLY (page 8) – and Item 8 – Note 3 of Notes to Consolidated Financial Statements on page 36 on this Form 10-K/A.

Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L’s First Mortgage Bonds.

Item 3 — Legal Proceedings

Information relating to legal proceedings involving DP&L is contained in Item 1 – BUSINESS, DPL INC. (page 3), COMPETITION (pages 3-6), ELECTRIC OPERATIONS AND FUEL SUPPLY (pages 7 and 8), RATE REGULATION AND GOVERNMENT LEGISLATION (pages 8-10), ENVIRONMENTAL CONSIDERATIONS (pages 10-12) and Item 8 – Note 4 of Notes to Consolidated Financial Statements on page 37 on this Form 10-K/A.

Item 4 — Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of March 1, 2002)

Name	Age	Business Experience, Last Five Years (Positions with Registrant Unless Otherwise Indicated	Dates
Allen M. Hill	56	President and Chief Executive Officer, DPL Inc. and DP&L	1/01/97 -	3/01/02
		President and Chief Executive Officer, DP&L	4/06/92 -	3/01/02
		President and Chief Operating Officer	9/26/95 -	1/01/97

Susan Flanagan	39	Vice President, Market Development	2/20/02-	3/01/02
		Vice President, Mergers and Acquisitions	9/11/00 -	2/20/02
		Director, PricewaterhouseCoopers LLP, New York, NY	12/01/95 -	8/31/00

Stephen F. Koziar, Jr.	57	Group Vice President and Secretary, DPL Inc. and DP&L	1/31/95 -	3/01/02

Elizabeth M. McCarthy	42	Group Vice President and Chief Officer, Chief Accounting Financial Officer, DPL Inc. and DP&L	9/26/00 -	3/01/02
		Vice President and Chief Accounting Officer, DPL Inc. and DP&L	4/01/00 -	9/26/00
		Partner, PricewaterhouseCoopers LLP, New York, NY	7/01/94 -	3/31/00

Arthur G. Meyer	51	Vice President, Legal and Corporate Affairs, DP&L	11/21/97 -	3/01/02
		Director, Corporate Relations, DP&L	5/14/96 -	11/21/97

Bryce W. Nickel	45	Assistant Vice President, DP&L	1/01/94 -	3/01/02

H. Ted Santo	51	Group Vice President, DP&L	12/08/92-	3/01/02

Patricia K. Swanke	42	Vice President, Operations, DP&L	9/29/99 -	3/01/02
		Managing Director, DP&L	9/08/96 -	9/29/99

PART II

Item 5 — Market for Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2001, there were 33,729 holders of record of DPL common equity, excluding individual participants in security position listings.

As long as any Preferred Stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1,200,000. As of year-end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.

Item 6 — Selected Financial Data — Amended

		2001 As Restated		2000		1999		1998		1997

	For the years ended December 31,
DPL Inc.:	Earnings per share of common stock	$1.65	(a)	2.23	(b)	1.35		1.24		1.20
	Dividends paid per share	$0.94		0.94		0.94		0.94		0.91
	Dividend payout ratio	% 56.9	(a)	42.2	(b)	69.6		75.8		75.8
	Income before extraordinary item and effect of accounting change	$196.9		284.9		204.2		189.1		181.4
	Electric revenues (millions)	$1,186.2		1,108.0		1,056.0		1,070.7		1,007.8
	Gas revenues (millions)	$—		183.8		215.0		211.2		244.4
	Total construction additions (millions)	$338.9		343.9		166.5		111.4		110.6
	Market value per share at December 31	$24.08		33.19		17.31		21.63		19.19

DPL Inc.:	Electric sales (millions of kWh) –
	Residential	4,909		4,816		4,725		4,790		4,788
	Commercial	3,618		3,539		3,390		3,518		3,408
	Industrial	4,568		4,851		4,876		4,655		4,749
	Other retail	1,369		1,371		1,305		1,360		1,330

	Total retail	14,464		14,577		14,296		14,323		14,275

	Wholesale	3,591		2,946		2,571		3,158		2,334

	Total	18,055		17,523		16,867		17,481		16,609

	Gas sales (thousands of MCF) – (c)
	Residential	—		18,538		24,450		24,877		29,277
	Commercial	—		5,838		7,647		7,433		9,567
	Industrial	—		2,034		2,246		1,916		2,520
	Other	—		776		1,182		1,699		2,153
	Transported gas	—		16,105		20,190		17,788		18,523

	Total	—		43,291		55,715		53,713		62,040

	At December 31,
DPL Inc.:	Book value per share	$7.02		7.43		9.65		9.01		8.45
	Total assets (millions)	$4,275.9		4,465.6		4,340.4		3,855.9		3,585.2
	Long-term debt (millions)	$2,150.8		1,758.5		1,336.6		1,065.9		971.0
	Trust preferred securities	$292.4		550.0		—		—		—

DP&L:	First mortgage bond ratings –
	Standard & Poor’s Corporation	BBB	+	BBB	+	AA	-	AA	-	AA	-
	Moody’s Investors Service	A	2	A	2	Aa	3	Aa	3	Aa	3

	Number of Shareholders
DPL Inc.:	Common	33,729		35,903		39,399		41,791		43,689
DP&L	Preferred	476		471		509		559		625

______________

(a)	Represents restated Basic Earnings Per Share before cumulative effect of accounting change. Restated Basic EPS and the dividend payout ratio for 2001 were $1.71 and 55.0%, respectively, before non-recurring items (see Note 6).

(b)	Represents Basic Earnings Per Share before extraordinary item. Basic EPS and the dividend payout ratio for 2000 were $1.56 and 60.3%, respectively, before non-recurring (see Notes 3 and 8) and extraordinary items (see Note 4).

(c)	On October 31, 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities (see Note 3).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Amended

Overview

As publicly announced on August 14, 2002, DPL’s independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of the Company’s financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share and an increase in publicly announced earnings for the first six months of 2002 of $23 million or $0.20 per share. DPL’s financial asset balance remains at $1.1 billion at December 31, 2001. See Note 1 to the financial statements for a description of the adjustments.

DPL Inc. (“DPL”) reported restated earnings of $1.71 per share for 2001, an increase of 10% over 2000 earnings of $1.56 per share and up 27% from the $1.35 per share in 1999. (Earnings per share numbers are before extraordinary and non-recurring items and share dilution.) Growth from increased wholesale sales, sales of capacity from DPL’s 2001 and 2000 peaking generation capacity additions, and increased retail revenues were the primary drivers.

Results for 2001 included net non-recurring items of $6.0 million after tax or $0.05 per share, reflecting the adoption of the new accounting standard for derivatives in the first quarter, and charges associated with a voluntary early retirement program completed in June 2001 and a non-union workforce reduction program completed in November 2001.

Several events affected DPL’s results in 2000 as it prepared for the deregulation of the energy markets. In the first quarter, DPL completed its leveraged recapitalization and realigned its compensation programs more fully with shareholders’ interests. In the third quarter, DPL’s subsidiary, The Dayton Power and Light Company (“DP&L”), received an order from the Public Utilities Commission of Ohio (“PUCO”) approving its deregulation transition plan (“Transition Plan”), which resulted in the elimination of regulatory accounting for the generation business. In the fourth quarter, DPL completed the sale of its natural gas retail distribution operations.

Each of these non-recurring events affected 2001 and 2000 earnings per share as outlined below:

	2001 As Restated	2000	1999

Earnings per Share — Basic, after non-recurring items	$1.66	$1.91	$1.35
Voluntary early retirement	0.03
Non-union reduction	0.03
Accounting change	(0.01)
Recapitalization		0.26
Compensation program		0.02
Extraordinary charge		0.32
Gas operations — gain on sale		(0.95)
Earnings per Share — Basic, before non-recurring items	$1.71	$1.56	$1.35

Looking forward, DPL’s earnings for 2002 are expected to range between $1.87 and $2.00 per share. Actual 2002 results will depend on a number of factors including weather conditions, customer growth, global economic conditions, and commodity prices. The broadness of the earnings range reflects the difficulty in predicting the timing and magnitude of each of these factors. For 2003, DPL expects 6-9% earnings growth.

Income Statement Highlights

$ in millions	2001	2000	1999

Electric revenues	$1,186.2	$1,108.0	$1,056.0
Fuel and purchased power	305.0	268.2	263.2

Net electric revenues	881.2	839.8	792.8

Gas revenues (a)	—	183.8	215.0
Gas purchased for sale (b)	—	116.9	129.9

Net gas revenues	—	66.9	85.1

Other revenues, net	13.4	13.1	12.7

______________

(a)	The natural gas retail distribution operations were sold in October 2000.

(b)	Net of gas purchases by a non-utility subsidiary of $155.4, $131.2, and $54.3 million in 2001, 2000, and 1999, respectively.

In 2001, net electric revenues increased $41.4 million or 5% primarily as a result of additional peaking generation capacity sales and increased wholesale and retail revenues. Wholesale revenues from existing generation increased as a result of higher sales volume and commodity prices. Retail revenues increased 1% in 2001. Growth in residential and commercial sales of 2% was offset by declines in industrial sales of 6%, reflecting current economic conditions and mild weather, which reduced overall retail sales by 1%. Fuel costs for existing generation increased as a result of higher spot-market prices for coal, and greater fuel usage and power purchases resulting from increased wholesale sales. In 2000, net electric revenues increased $47.0 million or 6% as a result of higher wholesale and retail sales, and the addition of peaking generation capacity sales. The effect of these increased sales on fuel and purchased power costs were offset by lower fuel expense used in generation.

The decline in net gas revenues for both 2001 and 2000 resulted from the sale of the natural gas retail distribution assets and certain liabilities, which was completed in October 2000.

Operation and maintenance expense decreased $30.2 million or 15% in 2001 primarily as a result of the sale of the natural gas retail distribution operations, lower employee benefit and insurance costs, and general cost containment efforts. These decreases were partially offset by charges for a voluntary early retirement program and a non-union workforce reduction program, totaling $10.7 million before taxes. Operation and maintenance expense increased $6.6 million or 4% in 2000 as a result of higher insurance and claims costs, uncollectibles, power production costs, and a loss from natural gas supply management contracts. These increases were partially offset by lower employee benefit costs and natural gas retail distribution system expense. Year to year variances in insurance and claims costs result primarily from adjustments to actuarially-determined reserve requirements for risks insured through a wholly-owned captive insurance company.

Depreciation and amortization expense decreased by 6% and 1% in 2001 and 2000, respectively, primarily as a result of depreciation rate changes for certain generation units in 2001 and the sale of the natural gas retail distribution assets. These decreases were partially offset by increased depreciation resulting from the addition of peaking generation assets of 544 and 224 megawatts in 2001 and 2000, respectively.

Beginning January 1, 2001, regulatory transition cost assets of $144.8 million are being amortized over a three-year period based on transition revenues. As a result, amortization expense increased by $30.6 million in 2001 for transition revenues recognized during the year.

General taxes decreased $29.4 million or 23% in 2001 primarily as a result of changes in tax laws associated with the Transition Plan, and the sale of the natural gas retail distribution assets.

Restated investment income in 2001 is comprised of realized gains and income of $65.3 million, and $17.3 million from the public securities and private investments under the cost method, respectively, offset by net unrealized losses from private securities under the equity method of $57.8 million. Investment income for 2001 reflects general declines in market value attributable to global market conditions. Investment income increased $38.3 million or 80% in 2000 compared to 1999 as a result of higher net realized gains. Investment income in 2000 is comprised of realized gains and income of $42.1 million and $28.7 million from the public securities and private investments under the cost method, respectively, and net realized gains of $15.1 million from the private investments under the equity method.

Interest expense decreased 2% in 2001 primarily as result of higher capitalized interest expense, lower average short-term debt levels, and lower interest rates. These decreases were partially offset by higher average long-term debt levels. Interest expense increased 27% in 2000 as a result of increased long-term debt levels and higher long-term debt interest rates.

Other income (deductions) decreased $135.7 million in 2001 as a result of the pre-tax $182.5 million gain that was recognized in 2000 for the sale of the natural gas retail distribution operations, partially offset by a receivable by DP&L for insurance claims under its business interruption policy related to deregulation (see Issues and Financial Risks - Other Matters), and costs associated with the elimination of certain compensation programs in 2000. Other income (deductions) increased $148.6 million in 2000 as a result of the $182.5 million gain, partially offset by costs as described above, property donations, stock compensation expense, and investment management fees.

Trust preferred distributions by subsidiary decreased $47.8 million or 55% in 2001 as a result of the amortization of the $50 million original issue discount in 2000 and the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding and the coupon rate.

Pursuant to deregulation legislation enacted in Ohio and the Order issued in September 2000 by the PUCO, DP&L discontinued the use of its regulatory accounting model for its generation operations. As a result, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 101, “Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71.” (See Note 4 to the Consolidated Financial Statements.)

The cumulative effect of an accounting change reflects DPL’s adoption of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

Capital Resources and Requirements

Construction additions are expected to approximate $161 million in 2002, and were $339 and $344 million in 2001 and 2000, respectively. The capital program includes the development of natural gas-fired combustion turbine generation peaking units and environmental compliance as follows:

	2002*	2001	2000

Generation peaking units	$27	$173	$289
Environmental compliance	64	58	15

______________

*	Expected

A summary of the peaking generation expansion program is presented below:

Completion Date	Investment ($ in millions)	Megawatts Added

June 2000	$80	224
May/June 2001	215	544
June 2002*	179	480

______________

*	Expected

DPL began construction on the final phases of its peaking capacity expansion during the third quarter of 2001. This addition, totaling 480 MW will be on line in June 2002, bringing DPL’s generating capacity to 4,600 MW and achieving a generation mix of 65% base load and 35% peaking. DPL has not contracted for further additions, but will continue licensing currently owned sites and evaluating the purchase of equipment on the secondary market. If and when market-pricing conditions warrant, DPL will have the flexibility to expand its capacity. DPL expects to finance its construction program in 2002 and 2003 with internal funds.

DPL’s financial assets of $1,143 million at December 31, 2001 are an additional capital resource, available to be invested in the energy sector when that market has favorable investment conditions. The financial asset portfolio is highly diversified both in terms of geography and industry, and consists of publicly traded securities as well as private investments with 26 Investment Firms managed by experienced investment professionals who make investment decisions and manage underlying companies. Publicly traded securities comprise 16% of the portfolio and are valued at current public market. Private securities, with more than 500 companies represented, are carried at cost unless an other than temporary decline in value has been recognized or at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies. The Company may be called upon to make additional investments if and as the investment firms purchase additional companies during the funds' investment period. Over the last several years, these investments have been funded from the return of previously invested capital and gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $180 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $430 million during the next six years. These funds are saleable in an active secondary market although the breadth and quality of bids at any particular point in time cannot be predicted or assured. Investments by these Investment Firms and thus DPL's Investments are designed to be self-liquidating over time, typically five to seven years from the start.

During 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution operations that occurred in October 2000.

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

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (“KKR”). The trust preferred securities sold to KKR had an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, had a maturity of 30 years (subject to acceleration six months after the exercise of the warrants), and paid distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatorily redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL’s total voting rights and the nomination of one Board seat. The 31.6 million warrants were issued, representing approximately 25% of DPL’s shares currently outstanding, with a term of 12 years, and an exercise price of $21 per share. These warrants were sold for an aggregate price of $50 million. DPL recognized the entire trust preferred securities original issue discount of $50 million in 2000. The proceeds from this recapitalization, combined with the March 2000 issuance of $425 million of 8.25% Senior Notes due 2007, were used to finance the regional generation expansion, repurchase 31.3 million shares of DPL common shares, and reduce outstanding short-term debt.

DPL purchased 25 million shares of its common stock in a Dutch Auction self-tender in March 2000. Through December 31, 2001, DPL repurchased an additional 6.3 million shares under an authorized share repurchase program of up to 6.6 million shares. These shares are held as treasury stock.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL’s commercial paper program. At December 31, 2001 and 2000, DPL had no outstanding borrowings under these credit agreements.

DP&L has $75.0 million available in short-term informal lines of credit. The commitment fees are not material. Borrowings at December 31, 2001 and 2000 were zero.

DPL had $12 million outstanding in commercial paper at year-end 2001 at an interest rate of 3.2% and no commercial paper outstanding at year-end 2000. DP&L had no outstanding commercial paper balances at December 31, 2001 and 2000.

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

At year-end 2001, DPL’s and DP&L’s senior debt credit ratings were as follows:

	DPL Inc.	DP&L

Standard & Poor’s Corp.	BBB	BBB+
Moody’s Investors Service	Baa1	A2

Market Risk

The carrying value of DPL’s debt was $2,159 million at December 31, 2001, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, and DPL’s notes. The fair value of this debt was $2,234 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at December 31, 2001:

	Long-term Debt

Expected Maturity Date	Amount ($ in millions)	Average Rate

2002	$8	7.8%
2003	9	7.8%
2004	511	6.7%
2005	13	7.8%
2006	16	7.8%
Thereafter	1,602	7.4%

Total	$2,159	7.3%

Fair Value	$2,234

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $12 million with a weighted-average interest rate of 3.2% at December 31, 2001. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

The fair value of fixed income and equity securities held was $1,147 million at December 31, 2001. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $115 million at December 31, 2001, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities. DPL is also exposed to foreign currency risk related to certain of its international investments.

DPL’s financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of DPL’s expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. Fuel and purchased power costs represented 41% of total operating costs in 2001. DPL has contracted for approximately 90% of its coal needs for 2002. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

Issues and Financial Risks

This report contains certain forward-looking statements regarding plans and expectations for the future. Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DPL’s control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, increased competition, regulatory changes and decisions, changes in accounting rules, and adverse economic conditions.

Electric Restructuring Legislation

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers starting January 1, 2001. Under the legislation, electric generation, aggregation, power marketing and power brokerage services supplied to retail customers in Ohio are deemed competitive and are not subject to supervision and regulation by the PUCO. As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. DP&L received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003, at which time DP&L’s generation assets will be fully merchant. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduces revenue by approximately $13-14 million; rate certainty for the three year period for customers that continue to purchase power from DP&L; guaranteed rates for a six year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its corporate realignment initiatives without regulatory restrictions.

In 1996 and 1997, the Federal Energy Regulatory Commission (“FERC”) issued orders requiring all electric utilities to file open-access transmission service tariffs. DP&L’s resulting tariff case proceedings with FERC staff and intervenors in 1997 and 1998 culminated in 1999 with the FERC issuing an Order approving DP&L’s settlement with no material adverse effect to DP&L. On October 16, 2000 DP&L filed with the FERC to join the Alliance Regional Transmission Organization (“Alliance RTO”). On December 19, 2001 the FERC issued an Order that did not approve the Alliance RTO as a stand-alone regional transmission organization. As of December 31, 2001, DP&L had invested approximately $6 million in its efforts to join the Alliance RTO. The FERC has indicated that prudently incurred costs are recoverable in future rates. DP&L is exploring its options.

Sale of Gas Operations

In October 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction resulted in a pre-tax gain of $183 million ($121 million net of tax), which is reflected in “Other income (deductions)” on the Consolidated Statement of Results of Operations. Proceeds from the sale were used to finance the regional generation expansion and reduce outstanding short-term debt.

Environmental

In November 1999, the United States Environmental Protection Agency (“US EPA”) filed civil complaints and Notices of Violations (“NOV’s”) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (“CAA”). Generation units operated by partners Cincinnati Gas & Electric Company (Beckjord 6) and Columbus Southern Power Company (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the US EPA’s action against the partners. DP&L was not identified in the NOV’s, civil complaints or state actions. In December 2000, Cincinnati Gas & Electric Company announced that it had reached an Agreement in Principle with the US EPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing. Therefore, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L. In June 2000, the US EPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, Cincinnati Gas & Electric Company, and Columbus Southern Power Company) for alleged violations of the CAA. The NOV contained allegations consistent with NOV’s and complaints that the US EPA had recently brought against numerous other coal-fired utilities in the Midwest. DP&L will vigorously challenge the NOV. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L.

The United States and Ohio EPA’s have notified numerous parties, including DP&L, that they are considered Potentially Responsible Parties (“PRP’s”) for clean up of three hazardous waste sites in Ohio. The US EPA has estimated total costs of under $10 million for its preferred clean-up plans at one of these sites. In September 2001, the Court entered and finalized DP&L’s settlements with the US EPA for the first site. DP&L also settled with the PRP group for the site. These settlements fully resolve DP&L’s liability for this site. The Ohio EPA has not provided an estimated cost for the second site. In October 2000, the PRP group at the second site brought an action against DP&L and numerous other parties to recover a portion of the clean-up costs. DP&L will vigorously challenge this action. In January 2002, DP&L and seventy-five other parties received notification from the US EPA that they might be PRP’s for clean up of hazardous substances at a third site. The available information demonstrates that DP&L did not contribute any hazardous substances to the site. The final resolutions of these matters are not expected to have a material effect on DP&L’s financial position, earnings or cash flow.

In September 1998, the US EPA issued a final rule requiring states to modify their State Implementation Plans (“SIP’s”) under the CAA. The modified SIP’s are likely to result in further Nitrogen Oxide (“NOx”) reduction requirements placed on coal-fired generating units by 2003. In order to meet these NOx requirements, DP&L’s total capital expenditures are estimated to be approximately $175 million over the next three years. Industry groups and others appealed the rules in the United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rules an additional year, until May 31, 2004. In December 1999, the US EPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L’s facilities were identified, among many others, in the rulemaking. In January 2002, the US EPA announced that reductions required under the CAA Section 126 rulemaking will be extended until May 31, 2004 to be consistent with the NOx SIP rule. DP&L’s current NOx reduction strategy to meet the SIP call is expected to satisfy the rulemaking reduction requirements.

On December 14, 2000, the US EPA issued a determination that coal- and oil-fired electric generating units should be regulated for emissions of mercury and hazardous air pollutants. The US EPA will issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

Other Matters

A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DPL including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. “Insurance Claims and Costs” on the Consolidated Balance Sheet includes insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. In 2001, a $29 million receivable was recognized by DP&L for insurance claims under its business interruption policy.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DPL as of January 1, 2003. DPL has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

Item 7A — Quantitative and Qualitative Disclosures about Market Risk

The information required by this item of Form 10–K is set forth in the Market Risk section under Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 — Financial Statements and Supplementary Data — Amended

DPL Inc.
Consolidated Statement of Results of Operations

	For the years ended December 31,

$ in millions except per share amounts	2001	2000	1999

	As Restated
Revenues
Electric revenues	$1,186.2	$1,108.0	$1,056.0
Gas revenues (Note 3)	—	183.8	215.0
Other revenues, net of fuel costs	13.4	13.1	12.7

	1,199.6	1,304.9	1,283.7

Operating expenses
Fuel and purchased power	305.0	268.2	263.2
Gas purchased for resale (Note 3)	—	116.9	129.9
Operation and maintenance	163.8	194.0	187.4
Depreciation and amortization	127.3	135.6	136.5
Amortization of regulatory assets, net (Note 4)	46.9	16.3	24.9
General taxes	99.8	129.2	136.6

Total operating expenses	742.8	860.2	878.5

Operating Income	456.8	444.7	405.2

Investment income	25.2	85.9	47.6
Interest expense	(137.0)	(140.3)	(110.5)
Trust preferred distributions by subsidiary (Note 8)	(39.5)	(87.3)	—
Other income (deductions) (Note 3)	2.7	138.5	(10.1)

Income Before Income Taxes, Extraordinary Item, and Cumulative Effect of Accounting Change	308.2	441.5	332.2

Income taxes	111.3	156.6	128.0

Income Before Extraordinary Item and Cumulative Effect of Accounting Change	196.9	284.9	204.2

Extraordinary item, net of tax (Note 4)	—	(41.4)	—
Cumulative effect of accounting change, net of tax (Note 1)	1.0	—	—

Net Income	$197.9	$243.5	$204.2

Average Number of Common Shares
Outstanding (millions)
Basic	119.1	127.7	151.4
Diluted	126.6	132.9	151.4
Earnings Per Share of Common Stock — Basic
Income before extraordinary item and accounting change	$1.65	$2.23	$1.35
Extraordinary item	—	(0.32)	—
Cumulative effect of accounting change	0.01	—	—

Net income	$1.66	$1.91	$1.35

Earnings Per Share of Common Stock — Diluted
Income before extraordinary item and accounting change	$1.56	$2.14	$1.35
Extraordinary item	—	(0.31)	—
Cumulative effect of accounting change	0.01	—	—

Net income	$1.57	$1.83	$1.35

Dividends Paid Per Share of Common Stock	$0.94	$0.94	$0.94

See Notes to Consolidated Financial Statements.

DPL Inc.
Consolidated Statement of Cash Flows

	For the years ended December 31,

$ in millions	2001	2000	1999

Operating Activities
Cash received from utility customers	$1,180.2	$1,295.3	$1,277.8
Other operating cash receipts	245.5	188.1	98.3
Cash paid for:
Fuel and purchased power	(320.2)	(252.3)	(263.8)
Purchased gas	(207.4)	(287.6)	(190.1)
Operation and maintenance labor	(71.4)	(83.8)	(75.1)
Nonlabor operating expenditures	(118.8)	(207.2)	(121.7)
Interest and trust preferred distributions	(155.1)	(160.1)	(97.4)
Income taxes	(102.8)	(149.0)	(109.0)
General taxes	(140.1)	(139.9)	(137.0)

Net cash provided by operating activities	309.9	203.5	382.0

Investing Activities
Capital expenditures	(338.0)	(329.3)	(170.6)
Purchases of fixed income and equity securities	(316.1)	(344.6)	(479.8)
Sales of fixed income and equity securities	317.6	199.7	215.5
Proceeds from sale of natural gas retail distribution operations, net (Note 3)	(90.9)	468.2	—

Net cash used for investing activities	(427.4)	(6.0)	(434.9)

Financing Activities
Issuance of long-term debt, net of issue costs (Note 9)	395.9	421.0	497.4
Issuance (retirement) of short-term debt, net	12.0	(294.1)	99.2
Retirement of long-term debt	(6.4)	(5.4)	(241.6)
Dividends paid on common stock	(112.0)	(121.3)	(142.5)
Purchase of treasury stock (Note 7)	(35.8)	(698.9)	(61.4)
Issuance of trust preferred securities by subsidiary, net of issue costs (Note 8)	289.0	478.8	—
Redemption of trust preferred securities by subsidiary (Note 8)	(550.0)	—	—
Issuance of warrants, net of issue costs (Note 7)	—	47.6	—

Net cash provided by (used for) financing activities	(7.3)	(172.3)	151.1

Cash and temporary cash investments —
Net change	(124.8)	25.2	98.2
Balance at beginning of year	137.1	111.9	13.7

Balance at end of year	$12.3	$137.1	$111.9

See Notes to Consolidated Financial Statements.

DPL Inc.
Consolidated Balance Sheet

	At December 31,

$ in millions	2001	2000

	As Restated
ASSETS
Property
Property	$4,176.6	$3,853.4
Less: Accumulated depreciation and amortization	(1,694.3)	(1,586.4)

Net property	2,482.3	2,267.0

Current Assets
Cash and temporary cash investments	12.3	137.1
Accounts receivable, less provision for uncollectible accounts of $12.5 and $6.9, respectively	164.6	241.6
Inventories, at average cost	61.6	46.0
Prepaid taxes	54.8	65.4
Other	60.0	45.5

Total current assets	353.3	535.6

Other Assets
Financial assets
Public Securities	183.1	244.0
Private Securities under the Equity Method	515.4	576.2
Private Securities under the Cost Method	444.3	487.8

	1,142.8	1,308.0
Income taxes recoverable through future revenues	39.2	49.4
Other regulatory assets	99.7	146.4
Other	158.6	159.2

Total other assets	1,440.3	1,663.0

Total Assets	$4,275.9	$4,465.6

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	19.5
Warrants	50.0	50.0
Common stock held by employee plans	(93.5)	(100.0)
Accumulated other comprehensive income	(13.2)	107.5
Earnings reinvested in the business	891.1	814.1

Total common shareholders’ equity	835.7	892.4
Preferred stock	22.9	22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures (Note 8)	292.4	550.0
Long-term debt (Note 9)	2,150.8	1,758.5

Total capitalization	3,301.9	3,223.9

Current Liabilities
Accounts payable	115.3	140.2
Accrued taxes	84.7	223.6
Accrued interest	51.3	42.4
Short-term debt	12.0	—
Other	32.9	22.9

Total current liabilities	296.2	429.1

Deferred Credits and Other
Deferred taxes	343.9	414.8
Unamortized investment tax credit	58.0	60.3
Insurance and claims costs	123.6	130.9
Other	152.3	206.6

Total deferred credits and other Contingencies (Note 16)	677.8	812.6

Total Capitalization and Liabilities	$4,275.9	$4,465.6

See Notes to Consolidated Financial Statements.

DPL Inc.
Consolidated Statement of Shareholders’ Equity

	Common Stock (a)		Other		Common Stock Held by	Accumulated Other	Earnings Reinvested

$ in millions	Outstanding Shares	Amount	Paid-in Capital	Warrants	Employee Plans	Comprehensive Income	in the Business	Total

1999:
Beginning balance	161,264,604	$1.6	$799.0	$—	$(94.4)	$47.2	$630.3	$1,383.7
Comprehensive income:
Net income							204.2
Net change in unrealized gains/(losses) on financial instruments, net of reclassification adjustments, after tax (b)						62.6
Total comprehensive income								266.8
Common stock dividends							(142.5)	(142.5)
Treasury stock (c)	(3,463,200)	—	(61.4)					(61.4)
Employee stock plans			1.3		3.7			5.0
Other			0.1				(0.1)	—

Ending balance	157,801,404	1.6	739.0	—	(90.7)	109.8	691.9	1,451.6
2000:
Comprehensive income:
Net income							243.5
Net change in unrealized gains/(losses) on financial instruments, net of reclassification adjustments, after tax (b)						(2.3)
Total comprehensive income								241.2
Common stock dividends							(121.3)	(121.3)
Issuance of securities			(23.6)	50.0				26.4
Treasury stock (c)	(30,027,000)	(0.3)	(698.6)					(698.9)
Employee stock plans			2.6		(9.3)			(6.7)
Other			0.1					0.1

Ending balance	127,774,404	1.3	19.5	50.0	(100.0)	107.5	814.1	892.4
2001:
As Restated
Comprehensive income:
Net income							197.9
Net change in unrealized gains/(losses) on financial instruments, net of reclassification adjustments, after tax (b)						(120.7)
Total comprehensive income								77.2
Common stock dividends							(112.0)	(112.0)
Issuance of securities			(3.3)					(3.3)
Treasury stock (c)	(1,273,000)	—	(27.1)				(8.8)	(35.9)
Tax benefit on early redemption of trust preferred securities			8.5					8.5
Employee stock plans			2.3		6.5			8.8
Other			0.1				(0.1)	—

Ending balance	126,501,404	$1.3	$—	$50.0	$(93.5)	$(13.2)	$891.1	$835.7

______________

(a)	$0.01 par value, 250,000,000 shares authorized.

(b)	Net of taxes of $33.7, $(1.2), and $(57.7) million in 1999, 2000, and 2001, respectively.

(c)	Treasury stock is recorded at cost with the excess over par value shown as a reduction to “Other paid-in capital” or to “Earnings reinvested in the business.” The total shares held in treasury at December 31, 2001 were 37,222,807.

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements

1 .    Summary of Significant Accounting Policies and Overview

The accounts of DPL Inc. (“DPL”) and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The Dayton Power and Light Company (“DP&L”) and DPL Energy are principal subsidiaries. These statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions related to future events. Reclassifications have been made in certain prior years’ amounts to conform to the current reporting presentation.

Restatement of Financial Results

As publicly announced on August 14 2002, DPL’s independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of the Company’s financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share and an increase in publicly announced earnings for the first six months of 2002 of $23 million or $0.20 per share. DPL’s financial asset balance remains at $1.1 billion at December 31, 2001. The restated consolidated financial statement of results of operations, shareholders’ equity , and balance sheet as of and for the year ended December 31, 2001 are included herein. Comparisons of restated and previously reported financial statement items for these periods are outlined below.

$ in millions except per share amounts	December 31 2001 As Restated	December 31 2001 As Previously Reported

Consolidated Statement of Results of Operations
Total Revenue	$1,199.6	$1,199.6
Total operating expenses	742.8	742.8
Investment income	25.2	53.8
Income before income taxes, extraordinary item, and cumulative effect of accounting change	308.2	336.8
Income taxes	111.3	121.3
Income before extraordinary item and cumulative effect of accounting change	196.9	215.5
Net Income	197.9	216.5
Earnings Per Share of Common Stock – Basic Income before extraordinary item and accounting change	1.65	1.81
Net income	1.66	1.82
Earnings Per Share of Common Stock – Diluted Income before extraordinary item and accounting change	1.56	1.70
Net income	1.57	1.71
Consolidated Balance Sheet Assets
Net property	$2,482.3	$2,482.3
Total current assets	353.3	353.3
Financial assets	1,142.8	1,120.4
Total other assets	1,440.3	1,417.9
Total assets	4,275.9	4,253.5
Capitalization and Liabilities
Accumulated other comprehensive income	(13.2)	(46.4)
Earnings reinvested in the business	891.1	909.7
Total shareholders’ equity	835.7	821.1
Total capitalization	3,301.9	3,287.3
Total current liabilities	296.2	296.2
Deferred taxes	343.9	336.1
Total deferred credits and other	677.8	670.0
Total capitalization and liabilities	4,275.9	4,253.5

Consolidated Statement of Shareholders’ Equity
Net income	$197.9	$216.5
Net change in unrealized gains/(losses) on financial instruments, net of reclassification adjustments, after tax	(120.7)	(153.9)
Total Comprehensive income	77.2	62.6

Revenues and Fuel

For periods prior to January 1, 2001, revenues include amounts charged to customers through fuel and gas recovery clauses, which were adjusted periodically for changes in such costs. Related costs that were recoverable or refundable in future periods were deferred along with the related income tax effects. As of February 2000, DP&L’s Electric Fuel Component (“EFC”) was fixed at 1.30¢ per kilowatt-hour through the end of the year and the deferral of over/under-recovered fuel costs was no longer permitted. All remaining deferred fuel balances were amortized to expense in 2000. All gas-deferred amounts were included in the sale of the natural gas retail distribution operations (see Note 3). Beginning January 1, 2001, the EFC rate of 1.30¢ became part of the base generation rate. Also included in revenues are amounts charged to customers through a surcharge for recovery of arrearages from certain eligible low-income households.

DP&L records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet includes unbilled revenue of $55.4 million in 2001 and $53.5 million in 2000.

Other revenues, net of fuel costs include sales by DPL’s natural gas supply management subsidiary. These revenues were recorded in the period when the gas was delivered. Fuel costs associated with these sales were $155.4, $131.2, and $54.3 million in 2001, 2000, and 1999, respectively. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

Property, Maintenance and Depreciation

Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

For the majority of the depreciable property, when a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.3%, 3.5%, and 3.6% for 2001, 2000, and 1999, respectively.

DPL and its subsidiaries lease office equipment and office space under operating leases with varying terms. Future minimum rental payments under these operating leases at December 31, 2001 are not material.

Repairs and Maintenance

Costs associated with all planned major work and maintenance activities, primarily power plant outages, are recognized at the time the work is performed. Outage costs include labor, materials and supplies and outside services required to maintain equipment and facilities. These costs are either capitalized or expensed based on defined criteria identifying specific units of property to be capitalized.

Income Taxes

Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. For rate-regulated operations, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

Consolidated Statement of Cash Flows

Temporary cash investments consist of liquid investments with an original maturity of three months or less.

Insurance and Claims Costs

A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DPL including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. “Insurance Claims and Costs” on the Consolidated Balance Sheet includes insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. In 2001, a $29 million receivable was recognized by DP&L as “other income (deductions)” for insurance claims under its business interruption policy.

Financial Assets

DPL accounts for its investments in debt and equity securities of publicly traded entities by classifying the securities into different categories, held-to-maturity and available-for-sale. Available-for-sale securities are carried at fair value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders’ equity for those investments. Financial instruments classified as held-to-maturity are carried at amortized cost. The value of public equity security investments is based upon market quotations. The cost basis for equity security and fixed maturity investments is average cost and amortized cost, respectively.

DPL accounts for its private investments under either the cost or equity method of accounting. Under the cost method, DPL’s private investments are carried at cost unless an other than temporary decline in value is recognized and income is recognized as distributed by the private equity fund. Under the equity method, private investments are carried at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies and DPL recognizes its share of the income reported by the private equity fund, which includes unrealized gains and losses.

Financial Derivatives

DPL adopted the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging activity,” as amended (“SFAS No. 133”) as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction. As a result of adopting this accounting standard, DPL recorded a cumulative effect of accounting change of $1.0 million in income, net of tax, or $0.01 per share of common stock.

DPL uses forward and option purchase contracts as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages. DPL also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. Prior to July 1, 2001, DPL recorded the fair value of all these contracts as “Other assets” or “Other liabilities” on the Consolidated Balance Sheet with an offset to “Accumulated other comprehensive income,” which is recognized as earnings in the month of physical receipt or delivery of power. In June 2001, the FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers. Accordingly, DPL began to apply the normal purchase and sales exception as defined in SFAS No. 133 as of July 1, 2001 and currently accounts for these contracts upon settlement. This change did not have a material impact on DPL’s financial position or results of operations.

DPL also holds emission allowance options through 2004 that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as “Other assets” or “Other liabilities” on the Consolidated Balance Sheet and changes in fair value are recorded as “Other income (deductions)” on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during 2001.

2.     Recent Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) that addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective for DPL as of January 1, 2003. DPL has not yet determined the extent to which its financial condition or results of operations may be affected by the implementation of this accounting standard.

3.     Sale of the Gas Business

In October 2000, DP&L sold its natural gas retail distribution assets and certain liabilities for $468 million in cash. The transaction resulted in a pre-tax gain of $183 million ($121 million net of tax), which is reflected in “Other income (deductions)” on the Consolidated Statement of Results of Operations. Proceeds from the sale were used to finance the regional generation expansion and reduce outstanding short-term debt.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the gain on the sale.

4.     Regulatory Matters

DP&L applies the provisions of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (“SFAS No. 71”) to its regulated operations. This accounting standard provides for the deferral of costs authorized for future recovery by regulators. Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

	At December 31,

$ in millions	2001	2000

Regulatory transition costs (a)	$97.2	$144.8
Income taxes recoverable through future revenues (b)	39.2	49.4
Other costs (b)	2.5	1.6

Total	$138.9	$195.8

(a)   During 1999, legislation was enacted in Ohio, which restructures the state’s electric utility industry (“the Legislation”). Beginning in 2001, electric generation, aggregation, power marketing and power brokerage services supplied to Ohio retail customers are not subject to regulation by the Public Utilities Commission of Ohio (“PUCO”). As required by the Legislation, DP&L filed its transition plan (“the Plan”) at the PUCO in 1999, which included an application for DP&L to receive transition revenues to recover regulatory assets and other potentially stranded costs. Final PUCO approval of the Plan was received in September 2000.

The Plan, which began in January 2001, provides for a three-year transition period (“the Transition Period”) ending December 31, 2003, at which time DP&L’s generation assets will be fully merchant. As a result of the PUCO final approval of the transition plan and tariff schedules, the application of SFAS No. 71 was discontinued for generation-related assets. Transmission and distribution services, which continue to be regulated based on PUCO-approved cost based rates, continue to apply SFAS No. 71. The Plan, as approved, provides for the recovery of a portion of DP&L’s transition costs, including generation-related regulatory assets, during the Transition Period. Based on DP&L’s assessment of recoveries of regulatory assets during the transition period, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item in accordance with FASB Statement of Financial Accounting Standards No. 101, “Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71” and other generation-related regulatory assets were reclassified to the “Regulatory transition costs” asset.

(b)   Certain deferred costs remain authorized for recovery by regulators. These relate to DP&L’s electric transmission and distribution operations and are being amortized over the recovery period of the assets involved.

5.     Income Taxes

	For the years ended December 31,

$ in millions	2001	2000	1999

	As Restated
Computation of Tax Expense
Federal income tax (a)	$107.5	$154.3	$116.1
State income tax	1.9	2.0	1.3
Increases (decreases) in tax from-
Regulatory assets	—	—	4.4
Depreciation	4.5	6.5	13.1
Investment tax credit amortized	(2.3)	(6.1)	(3.0)
Other, net	(0.3)	(0.1)	(3.9)

Total tax expense	$111.3	$156.6	$128.0

Components of Tax Expense
Taxes currently payable	$100.7	$236.1	$112.6
Deferred taxes—
Regulatory assets	(12.5)	(13.3)	(5.8)
Liberalized depreciation and amortization	14.8	(28.2)	8.6
Fuel and gas costs	1.1	(7.2)	9.2
Insurance and claims costs	(0.5)	1.2	5.2
Recapitalization	—	(16.8)	—
Other	10.0	(9.1)	1.2
Deferred investment tax credit, net	(2.3)	(6.1)	(3.0)

Total tax expense	$111.3	$156.6	$128.0

Components of Deferred Tax Assets and Liabilities

	At December 31,

$ in millions	2001	2000

	As Restated
Non-Current Liabilities
Depreciation/property basis	$(400.7)	$(406.8)
Income taxes recoverable	(14.4)	(17.3)
Regulatory assets	(38.6)	(50.6)
Investment tax credit	20.7	21.1
Other	89.1	38.8

Net non-current liability	$(343.9)	$(414.8)

Net Current Asset	$4.3	$11.1

______________

(a)	The statutory rate of 35% was applied to pre-tax income before preferred dividends.

6.     Pensions and Postretirement Benefits

Pensions

Substantially all DP&L employees participate in pension plans paid for by DP&L. Employee benefits are based on their years of service, age, compensation and year of retirement. The plans are funded in amounts actuarially determined to provide for these benefits.

The following tables set forth the plans’ obligations, assets and amounts recorded in “Other assets” on the Consolidated Balance Sheet at December 31:

$ in millions	2001	2000

Change in Projected Benefit Obligation
Benefit obligation, January 1	$273.7	$272.8
Service cost	4.3	5.1
Interest cost	17.3	18.9
Amendments	0.2	21.1
Special termination benefit (a)	5.3	—
Curtailment (b)	—	(3.1)
Actuarial (gain) loss	(13.4)	(26.6)
Benefits paid	(16.2)	(14.5)

Benefit obligation, December 31	271.2	273.7

Change in Plan Assets
Fair value of plan assets, January 1	361.3	421.3
Actual return on plan assets	(63.8)	(45.5)
Benefits paid	(16.2)	(14.5)

Fair value of plan assets, December 31	281.3	361.3

Plan assets in excess of projected benefit obligation	10.1	87.6
Unrecognized net (gain) loss	44.1	(45.8)
Unamortized prior service cost	18.6	23.2

Net pension assets	$72.8	$65.0

Assumptions used in determining the projected benefit obligation were as follows:

	2001	2000	1999

Discount rate for obligations	7.25%	7.25%	6.25%
Expected return on plan assets	9.00%	9.00%	7.50%
Average salary increases	4.00%	5.00%	5.00%

The following table sets forth the components of pension expense (portions of which were capitalized):

$ in millions	2001	2000	1999

Expense for Year
Service cost	$4.3	$5.1	$5.9
Interest cost	17.3	18.9	16.2
Expected return on plan assets	$(32.9)	$(33.9)	$(25.3)
Amortization of unrecognized:
Actuarial (gain) loss	(6.6)	(5.0)	(0.5)
Prior service cost	3.5	4.2	2.1
Transition obligation	—	(2.8)	(4.3)

Net pension cost	(14.4)	(13.5)	(5.9)
Special termination benefit (a)	5.3	—	—
Curtailment (b)	1.4	2.1	—

Net pension cost after special termination benefit and curtailment	$(7.7)	$(11.4)	$(5.9)

______________

(a)	The special termination benefit was recognized as a result of 63 employees who participated in a voluntary early retirement program and retired as of July 1, 2001.

(b)	The curtailment in 2001 was recognized as a result of a non-union workforce reduction program that was completed in November 2001. The curtailment in 2000 was recognized as a result of the sale of the natural gas retail distribution operations on October 31, 2000 (see Note 3).

Postretirement Benefits

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. DP&L has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The following tables set forth the accumulated postretirement benefit obligation (“APBO”), assets and funded status amounts recorded in “Other deferred credits” on the Consolidated Balance Sheet at December 31:

$ in millions	2001	2000

Change in APBO
Benefit obligation, January 1	$30.8	$32.4
Interest cost	2.2	2.2
Curtailment (a)	—	(0.1)
Actuarial (gain) loss	2.6	(1.0)
Benefits paid	(2.6)	(2.7)

Benefit obligation, December 31	33.0	30.8

Change in Plan Assets
Fair value of plan assets, January 1	10.9	10.9
Actual return on plan assets	0.9	1.0
Company contributions	1.8	1.7
Benefits paid	(2.7)	(2.7)

Fair value of plan assets, December 31	10.9	10.9

APBO in excess of plan assets	22.1	19.9
Unamortized transition obligation	(3.9)	(6.9)
Actuarial gain	17.6	21.8

Accrued postretirement benefit liability	$35.8	$34.8

`

Assumptions used in determining the projected benefit obligation were as follows:

	2001	2000	1999

Discount rate for obligations	7.25%	7.25%	6.25%
Expected return on plan assets	7.00%	7.00%	5.70%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 7.0% and 7.5% for 2001 and 2000, respectively, and decreases to 5.0% by 2007. A one percentage point change in the assumed health care trend rate would affect the service and interest cost by $0.1 million. A one percentage point increase in the assumed health care trend rate would increase the postretirement benefit obligation by $1.9 million; and a one percentage point decrease would decrease the benefit obligation by $1.7 million.

The following table sets forth the components of postretirement benefit expense:

$ in millions	2001	2000	1999

Expense for Year
Interest cost	$2.2	$2.2	$2.0
Expected return on plan assets	(0.7)	(0.7)	(0.7)
Amortization of unrecognized:
Actuarial (gain) loss	(1.6)	(2.2)	(2.4)
Transition obligation	2.9	2.9	3.0

Postretirement benefit cost	2.8	2.2	1.9
Curtailment (a)	—	0.1	—

Postretirement benefit cost after curtailment	$2.8	$2.3	$1.9

______________

(a)	The curtailment was recognized as a result of the sale of the natural gas retail distribution operations on October 31, 2000 (see Note 3).

7.     Common Shareholders’ Equity

DPL has a leveraged Employee Stock Ownership Plan (“ESOP”) to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to full-time employees. Common shareholders’ equity is reduced for the cost of 4,746,900 unallocated shares held by the trust and for 2,820,353 shares related to another employee plan. These shares reduce the number of common shares used in the calculation of earnings per share.

Dividends received by the ESOP are used to repay the loan to DPL. As debt service payments are made on the loan, shares are released on a pro-rata basis. Dividends on the allocated shares are charged to retained earnings, and dividends on the unallocated shares reduce interest and principal on the loan.

Cumulative shares allocated to employees and outstanding for the calculation of earnings per share were 2,312,925 in 2001; 2,143,871 in 2000; and 1,933,653 in 1999. Compensation expense, which is based on the fair value of the shares allocated, amounted to $4.7 million in 2001, $3.8 million in 2000, and $3.5 million in 1999.

DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2001. The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

DPL purchased 25 million shares of its common stock in a Dutch Auction self-tender in March 2000. Through December 31, 2001, DPL repurchased an additional 6.3 million shares under an authorized share repurchase program of up to 6.6 million shares. These shares are held as treasury stock.

In September 2001, DPL’s Board of Directors renewed DPL’s Shareholder Rights Plan, which was scheduled to expire on December 13, 2001. With the renewed plan, one right attached to each DPL Inc. common share outstanding at the close of business on December 13, 2001. The rights would separate from the common shares and become exercisable at the exercise price of $130 per right in the event of certain attempted business combinations. The renewed plan is scheduled to expire on December 31, 2011.

As part of DPL’s recapitalization transaction (see Note 8), 31.6 million warrants were issued, representing approximately 25% of DPL shares currently outstanding, with a term of 12 years, and an exercise price of $21 per share. These warrants were sold for an aggregate purchase price of $50 million. Pursuant to the warrant agreement, DPL has reserved out of its authorized shares of common stock a number of shares sufficient to provide for the exercise in full of all outstanding warrants.

8.     Preferred Stock

DPL Inc.:	No par value, 8,000,000 shares authorized, 6,600,000 shares outstanding.

As part of DPL’s recapitalization, 6.8 million shares of mandatorily redeemable voting preferred securities, redeemable par value of $0.01 per share, were issued at an aggregate purchase price of $68,000. These preferred securities carry voting rights for up to 4.9% of DPL’s total voting rights and the nomination of one Board seat.

DP&L :	$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

Series/Rate	Current Redemption Price	Current Shares Outstanding	Par Value at December 31, 2001 and 2000 ($ in millions)

A 3.75%	$102.50	93,280	$9.3
B 3.75%	$103.00	69,398	7.0
C 3.90%	$101.00	65,830	6.6

Total		228,508	$22.9

The shares may be redeemed at the option of DP&L at the per share prices indicated, plus cumulative accrued dividends.

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (“KKR”). The trust preferred securities sold to KKR had an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, had a maturity of 30 years (subject to acceleration six months after the exercise of the warrants), and paid distributions at a rate of 8.5% of the aggregate face amount per year. DPL recognized the entire trust preferred securities original issue discount of $50 million in 2000. The proceeds from this recapitalization were used to finance the regional generation expansion, repurchase 31.3 million shares of DPL Inc. common shares, and reduce outstanding short-term debt.

In August 2001, DPL issued $300 million of trust preferred securities at 8.125% and $400 million of senior unsecured notes at 6.875%. The trust preferred securities have a term of 30 years and the senior unsecured notes have a term of 10 years. The proceeds from the sale of these securities were used to redeem $550 million of the 8.5% trust preferred securities and for general corporate purposes including the retirement of short-term debt.

9.     Long-term Debt, Notes Payable, and Compensating Balances

	At December 31,
$ in millions	2001	2000

First mortgage bonds maturing:
2024-20268.01% (a)	$446.0	$446.0
Pollution control series maturing through 2027 6.43% (a)	105.6	106.0

	551.6	552.0
Guarantee of Air Quality Development
Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	—
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Senior Notes 6.67% Series due 2004 (b)	500.0	500.0
Notes maturing through 2007 - 7.83%	63.0	70.0
Obligation for capital lease	5.4	4.9
Unamortized debt discount and premium (net)	(4.2)	(3.4)

Total	$2,150.8	$1,758.5

______________

(a)	Weighted average interest rates for 2001 and 2000.

(b)	In March 2000, the interest rate adjusted from 6.32% to 6.67%

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes, and the capital lease are (in millions) $8.1 in 2002, $9.1 in 2003, $511.1 in 2004, $13.1 in 2005, and $16.1 in 2006. Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

During 2001, $400 million of a series of senior notes due 2011 were issued with an interest rate of 6.875%. The issuance was part of a refinancing in which the proceeds were used to redeem $550 million of 8.5% trust preferred securities and retire short-term debt as discussed in Note 8.

During 2000, $425 million of a series of senior notes due 2007 were issued with an interest rate of 8.25%. The proceeds were used to finance the regional generation expansion, repurchase 31.3 million shares of DPL Inc. common shares, and reduce outstanding short-term debt.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for the commercial paper program. At December 31, 2001 and 2000, DPL had no outstanding borrowings under these credit agreements.

DP&L has $75.0 million available in short-term informal lines of credit. The commitment fees are immaterial. Borrowings at December 31, 2001 and 2000 were zero.

DPL had $12 million outstanding in commercial paper at year-end 2001 at an interest rate of 3.2% and no commercial paper outstanding at year-end 2000. DP&L had no outstanding commercial paper balances at December 31, 2001 and 2000.

10.     Employee Stock Plans

In 2000, DPL’s Board of Directors adopted and its shareholders approved The DPL Inc. Stock Option Plan. On February 1, 2000, options were granted at an exercise price of $21.00, which was above the market price of $19.06 per share on that date. The exercise price of options granted after that date approximated the market price of the stock on the date of grant. Options granted represent three-year awards, vest five years from the grant date, and expire ten years from the grant date. At December 31, 2001, there were 767,500 options available for grant.

Summarized stock option activity was as follows:

	2001	2000

Options granted at beginning of year	7,610,000	—
Granted	127,500	7,610,000
Exercised	—	—
Forfeited	(505,000)	—

Outstanding at year-end	7,232,500	7,610,000
Exercisable at year-end	—	—

Weighted average option prices per share:
At beginning of year	$22.10	$—
Granted	27.17	22.10
Exercised	—	—
Forfeited	24.97	—
Outstanding at year-end	21.99	22.10
Exercisable at year-end	$—	$—

The weighted-average fair value of options granted was $3.47 and $3.65 per share in 2001 and 2000, respectively. The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model utilizing the following assumptions:

	2001	2000

Volatility	18.5%	18.5%
Expected life (years)	5.1	5.1
Dividend yield rate	3.6%	3.5%
Risk-free interest rate	4.5%	6.8%

DPL has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options. Under APB 25, compensation expense of $2.3 million was recorded in 2001 and in 2000 for grants issued prior to the measurement date for accounting purposes. If DPL had used a fair-value method of accounting for stock-based compensation cost, reported net income for 2001 and 2000 would have been $196.3 and $242.1 million, respectively. Basic earnings per share for 2001 and 2000 would have been $1.64 and $1.90, respectively, and diluted earnings per share for 2001 and 2000 would have been $1.55 and $1.82, respectively.

The following table reflects information about stock options outstanding at December 31, 2001:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$21.00-$29.63	7,232,500	8.2	$21.99	—	—

11.     Ownership of Facilities

DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests. As of December 31, 2001, DP&L had $133 million of construction in progress at such facilities. DP&L’s share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

The following table presents DP&L’s undivided ownership interest in such facilities at December 31, 2001:

	DP&L Share		DP&L Investment

	Ownership (%)	Production Capacity (MW)	Gross Plant in Service ($ in millions)

Production Units:
Beckjord Unit 6	50.0	210	$57
Conesville Unit 4	16.5	129	31
East Bend Station	31.0	186	154
Killen Station	67.0	418	381
Miami Fort Units 7&8	36.0	360	129
Stuart Station	35.0	823	260
Zimmer Station	28.1	365	996
Transmission (at varying percentages)			86

12     Business Segment Reporting

DPL is a diversified regional merchant energy company. DPL’s principal subsidiaries are DP&L and DPL Energy. DP&L provides electric services to 500,000 retail customers in West Central Ohio. DP&L also sold and distributed natural gas until October 31, 2000, at which time it sold its natural gas retail distribution assets and certain liabilities (see Note 3). DPL Energy operates over 4,000 megawatts of generation capacity and markets wholesale energy throughout the eastern half of the United States.

In prior years, DPL had two reportable operating segments: Electric and Natural Gas. As a result of the sale of the natural gas retail distribution operations, the Electric segment is the remaining reportable operating segment. Assets and related costs associated with DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment. Amounts attributed to segments below the quantitative thresholds for separate disclosure are reported as “Other,” which primarily includes a natural gas supply management subsidiary, street lighting services, insurance, and financial support services. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

	For the years ended December 31,

$ in millions	2001	2001	2000	1999

	As Restated	As Previously Reported
Net revenues:
Electric	$881.2	$881.2	$839.8	$792.8
Natural Gas	—	—	66.9	85.1
Other	13.4	13.4	13.1	12.7

Total	$894.6	$894.6	$919.8	$890.6

Operating income:
Electric	$448.2	$448.2	$426.5	$352.7
Natural Gas	—	—	24.2	27.2
Other (a)	8.6	8.6	(6.0)	25.3

Total operating income	456.8	456.8	444.7	405.2
Investment income	25.2	53.8	85.9	47.6
Interest expense	(137.0)	(137.0)	(140.3)	(110.5)
Trust preferred distributions by subsidiary	(39.5)	(39.5)	(87.3)	—
Other income and deductions	2.7	2.7	138.5	(10.1)

Income before income taxes, extraordinary item, and accounting change	$308.2	$336.8	$441.5	$332.2

Depreciation and amortization:
Electric	$118.8	$118.8	$124.9	$125.9
Natural Gas	—	—	7.4	8.1
Other	8.5	8.5	3.3	2.5

Total	$127.3	$127.3	$135.6	$136.5

Expenditures – construction additions:
Electric	$334.5	$334.5	$335.8	$101.1
Natural Gas	—	—	7.1	9.6
Other	4.4	4.4	1.0	0.7

Total	$338.9	$338.9	$343.9	$111.4

Assets:
Electric segment	$3,002.8	$3,002.8	$2,836.6	$2,657.9
Natural Gas	—	—	—	321.7
Other	7.4	7.4	74.8	40.7
Unallocated corporate assets	1,265.7	1,243.3	1,554.2	1,320.1

Total Assets	$4,275.9	$4,253.5	$4,465.6	$4,340.4

______________

(a)	Includes unallocated corporate items.

13.     Reconciliation of Net Income to Net Cash Provided by Operating Activities

	For the years ended December 31,

$ in millions	2001	2000	1999

	As Restated
Net income	$197.9	$243.5	$204.2
Adjustments:
Depreciation and amortization	127.3	135.6	136.5
Amortization of trust preferred discount	—	50.0	—
Income from investing activities	(18.0)	(68.7)	(39.1)
Non-cash extraordinary item, net of tax	—	41.4	—
Gain on sale of natural gas retail distribution operations	—	(182.5)	—
Amortization of regulatory assets, net	46.9	16.3	25.8
Operating expense provisions	(8.1)	17.8	(21.0)
Deferred income taxes	10.6	(79.5)	15.4
Other deferred credits	(54.4)	29.0	2.3
Accounts receivable	77.0	(45.8)	9.6
Accounts payable	(30.1)	(4.6)	26.5
Accrued taxes payable	(38.1)	60.7	5.4
Inventory	(15.5)	(6.1)	19.3
Other	14.4	(3.6)	(2.9)

Net cash provided by operating activities	$309.9	$203.5	$382.0

14.     Fair Value of Financial Instruments

	At December 31,

	2001 As Restated				2000

		Gross Unrealized				Gross Unrealized

$ in millions	Fair Value	Gains	Losses	Cost	Fair Value	Gains	Losses	Cost

ASSETS
Available for sale securities	$210.7	$9.6	$(5.5)	$206.6	$1336.9	$199.4	$(33.2)	$1,170.7

Held-to-maturity securities:
Debt securities (a)	45.7	—	(0.2)	45.9	50.2	0.8	—	49.4
Private Securities	936.2			1,010.2
Other	0.3			0.3	112.3	—	—	112.3

Total	$1,192.9			$1,263.0	$1,499.4	$200.2	$(33.2)	$1,332.4

Liabilities (b)
Debt	$2,246.3			$2,171.0	$1,795.0			$1,765.5

Capitalization
Unallocated stock in ESOP	$114.3			$60.5	$163.1			$62.7

______________

(a)	Maturities range from 2002 to 2010.

(b)	Includes current maturities.

Gross realized gains (losses) were $35.0 and $(11.5) in 2001 as restated, $56.6 and $(5.2) million in 2000, $29.1 and $(1.2) million in 1999, respectively.

15.     Earnings per Share

Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before extraordinary item and cumulative effect of accounting change (1999 is not presented because no potentially dilutive securities were outstanding in that year):

	2001 As Restated			2001 As Previously Reported			2000

	(a) Income	Shares	Per Share	(a) Income	Shares	Per Share	(b) Income	Shares	Per Share

Basic EPS	$196.9	119.1	$1.65	$215.5	119.1	$1.81	$284.9	127.7	$2.23

Effect of Dilutive Securities
Warrants		6.6			6.6			4.5
Stock Option Plan		0.9			0.9			0.7

Diluted EPS	$196.9	126.6	$1.56	$215.5	126.6	$1.70	$284.9	132.9	$2.14

______________

(a)	Income before cumulative effect of accounting change

(b)	Income before extraordinary item

16.     Contingencies

The Company may be called upon to make additional investments in financial assets if and as the investment firms purchase additional companies during the funds' investment period. Over the last several years, these investments have been funded from the return of previously invested capital and gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $180 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just three years, the aggregate capital invested in the private equity portion of the portfolio not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $430 million during the next six years. These funds are saleable in an active secondary market although the breadth and quality of bids at any particular point in time can not be predicted or assured. Investments by these Investment Firms and thus DPL's investments are designed to be self-liquidating over time, typically five to seven years from the start.

Report of Independent Accountants

PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of DPL Inc.

            In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) on page 53 present fairly, in all material respects, the financial position of DPL Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a)(2) on page 53 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            As described in Note 1 to the consolidated financial statements, the Company has restated its December 31, 2001 financial statements with respect to investment accounting matters.

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio January 28, 2002, except for Note 1 to the consolidated financial statements which is as of August 13, 2002.

Selected Quarterly Information (Unaudited)

	For the Three Months Ended

	March 31,			June 30,

$ in millions except per share amounts	2001 (e) Restated	2001 Previously reported	2000	2001 (e) Restated		2001 Previously reported		2000

Electric revenues	$294.3	$294.3	$258.9	$286.7		$286.7		$262.2
Gas revenues	—	—	101.5	—		—		31.1
Income before income taxes, extraordinary item, and accounting change	123.0	104.8	82.8	31.5		51.8		23.5
Income before extraordinary item and accounting change	74.6	62.8	50.1	21.2		34.4		15.8
Net income	75.6	63.8	50.1	21.2		34.4		15.8
Earnings per share of common stock:
Basic
Before extraordinary item and accounting change	0.62	0.52	0.34	0.18	(a)	0.29	(a)	0.13
Net income	0.63	0.53	0.34	0.18	(a)	0.29	(a)	0.13
Diluted
Before extraordinary item and accounting change	0.58	0.49	0.34	0.16		0.27		0.12
Net income	0.58	0.49	0.34	0.16		0.27		0.12
Dividends paid per share	0.235	0.235	0.235	0.235		0.235		0.235
Common stock market price -High	32.38	32.38	22.31	30.99		30.99		24.38
-Low	25.65	25.65	16.63	26.95		26.95		21.94

______________

(a)	Results include charges for a voluntary early retirement program (see Note 6).

(b)	Results include extraordinary item associated with the deregulation order (see Note 4).

(c)	Results include charges for a non-union workforce reduction program (see Note 6).

(d)	Results include the gain on the sale of the natural gas retail distribution operations (see Note 3).

(e)	Restated results includes, the effect of adopting the equity and cost methods of accounting for financial assets. Restated results for the first quarter of 2001 include $11.3 million of net unrealized gains which were recorded as accumulated other comprehensive income at December 31, 2000 (see Note 1)

	For the Three Months Ended

	September 30,				December 31,

$ in millions except per share amounts	2001(e) Restated	2001	2000		2001(e) Restated		2001		2000

Electric revenues	$350.9	$350.9	$303.4		$254.3		$254.3		$283.5
Gas revenues	—	—	33.3		—		—		17.9
Income before income taxes, extraordinary item, and accounting change	133.3	136.5	83.3		20.4		43.7		251.9
Income before extraordinary item and accounting change	83.7	5.88	53.2		17.3		32.	5	165.	8
Net income	83.7	85.8	11.8		17.3		32.5		165.8
Earnings per share of common stock:
Basic
Before extraordinary item and accounting change	0.70	0.72	0.44		0.14	(c)	0.27	(c)	1.38	(d)
Net income	0.70	0.72	0.10	(b)	0.14	(c)	0.27	(c)	1.38	(d)
Diluted
Before extraordinary item and accounting change	0.67	0.69	0.41		0.14		0.26		1.27
Net income	0.67	0.69	0.09		0.14		0.26		1.27
Dividends paid per share	0.235	0.235	0.235		0.235		0.235		0.235
Common stock market price -High	28.90	28.90	30.71		25.29		25.29		33.69
-Low	22.87	22.87	22.75		22.30		22.30		26.69

______________

(a)	Results include charges for a voluntary early retirement program (see Note 6).

(b)	Results include extraordinary item associated with the deregulation order (see Note 4).

(c)	Results include charges for a non-union workforce reduction program (see Note 6).

(d)	Results include the gain on the sale of the natural gas retail distribution operations (see Note 3).

(e)	Restated results include the effect of adopting the equity and cost methods of accounting for financial assets. Restated results for the first quarter of 2001 include $11.3 million of net unrealized gains, which were recorded as accumulated other comprehensive income at December 31, 2000 (see Note 1)

Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 — Directors and Executive Officers of the Registrant

Directors of the Registrant

The information required by this item of Form 10-K is set forth in DPL’s definitive Proxy Statement relating to the 2002 Annual Meeting of Shareholders (“2002 Proxy Statement”), which is incorporated herein by reference, and on page 16 of this Form 10-K.

Item 11 — Executive Compensation

The information required by this item of Form 10-K is set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The information required by this item of Form 10-K is set forth in the 2002 Proxy Statement, which is incorporated herein by reference.

Item 13 — Certain Relationships and Related Transactions

None.

PART IV

Item 14 — Exhibits, Financial Statement Schedule and Reports on Form 8-K

Page No.
(a) The following documents are filed as part of this report:
1. Financial Statements:
Report of Independent Accountants	50
Consolidated Statements of Results of Operations for each of the three years in the period ended December 31, 2001	28
Consolidated Statements of Cash Flow for each of the three years in the period ended December 31, 2001	29
Consolidated Balance Sheets at December 31, 2001 and 2000	30
Consolidated Statement of Changes to Shareholders’ Equity for each of the three years in the period ended December 31, 2001	31
Notes to the Consolidated Financial Statement	32
2. Financial Statement Schedule

For the three years in the period ended December 31, 2001:

Schedule II — Valuation and qualifying accounts	59

The information required to be submitted in schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.    Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:

Incorporated Herein by Reference as Filed With

2(a)	Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and DP&L dated January 6, 1986	Exhibit A to the 1986 Proxy Statement (File No. 1-2385)

2(b)	Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

3	Copy of Amended Articles of Incorporation of DPL Inc. dated September 25, 2001	Filed herewith as Exhibit 3 on page 60

4(a)	Copy of Composite Indenture dated as of October 1, 1935, between DP&L and The Bank of New York, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(b)	Copy of the Thirtieth Supplemental Indenture dated as of March 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-53906

4(c)	Copy of the Thirty-First Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-56162

4(d)	Copy of the Thirty-Second Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-56162

4(e)	Copy of the Thirty-Third Supplemental Indenture dated as of December 1, 1985, between DP&L and The Bank of New York, Trustee	Exhibit 4(e) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(f)	Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4 to Report on Form 10-Q for the quarter ended June 30, 1986 (File No. 1-2385)

Incorporated Herein by Reference as Filed With

4(g)	Copy of the Thirty-Fifth Supplemental Indenture dated as of December 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 1986 (File No. 1-9052)

4(h)	Copy of the Thirty-Sixth Supplemental Indenture dated as of August 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-53906

4(i)	Copy of the Thirty-Seventh Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(j) to Registration Statement No. 33-56162

4(j)	Copy of the Thirty-Eighth Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-56162

4(k)	Copy of the Thirty-Ninth Supplemental Indenture dated as of January 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-57928

4(l)	Copy of the Fortieth Supplemental Indenture dated as of February 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2385)

4(m)	Copy of Forty-First Supplemental Indenture dated as of February 1, 1999, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

4(n)	Copy of the Credit Agreement dated as of December 21, 2001 between DPL Inc., Keybank National Association (as agent), Bank One, NA (as agent), and the banks named therein	Filed herewith as Exhibit 4(n) on page 71

4(o)	Copy of the Note Purchase Agreement dated as of April 6, 1999 for $500 million of 6.32% Senior Notes due 2004	Exhibit 4 to Report on Form 10-Q dated June 30, 1999 (File No. 1-9052)

4(p)	Copy of Rights Agreement between DPL Inc. and Equiserve Trust Company, N.A	Exhibit 4 to Report on Form 8-K dated September 25, 2001 (File No. 1-9052)

4(q)	Copy of Securities Purchase Agreement dated as of February 1, 2000 by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO dated February 4, 2000 (File No. 1-9052)

Incorporated Herein by Reference as Filed With

10(a)	Copy of Directors’ Deferred Stock Compensation Plan amended December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(b)	Copy of Directors’ Deferred Compensation Plan amended December 31, 2000	Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(c)	Copy of Management Stock Incentive Plan amended December 31, 2000	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(d)	Copy of Key Employees Deferred Compensation Plan amended December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(e)	Form of Change of Control Agreement with Certain Executive Officers	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(f)	Copy of Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

18	Copy of preferability letter relating to change in accounting for unbilled revenues from Price Waterhouse LLP	Exhibit 18 to Report on Form 10-K for the year ended December 31, 1987 (File No. 1-9052)

21	List of Subsidiaries of DPL Inc.	Filed herewith as Exhibit 21 on page 152

23	Consent of PricewaterhouseCoopers LLP	Filed herewith as Exhibit 23 on page 152

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

DPL Inc. Registrant
August 14, 2002	/s/ Elizabeth M. McCarthy

Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2001, 2000, and 1999

($ in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		Additions

Description	Balance at Beginning of Period	Charged to Income	Other	Deductions (1)	Balance at End of Period

2001:
Deducted from accounts receivable—

Provision for uncollectible accounts	$6,851	$11,774	$—	$6,161	$12,464

2000:
Deducted from accounts receivable—

Provision for uncollectible accounts	$4,355	$9,115	$—	$6,619	$6,851

1999:
Deducted from accounts receivable—

Provision for uncollectible accounts	$4,744	$5,171	$—	$5,560	$4,355

______________

(1)	Amounts written off, net of recoveries of accounts previously written off.