Form 10-Q/A
period 2002-03-31
DPL INC
filed 2002-08-14
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-9052

DPL INC.

(Exact name of registrant as specified in its charter)

OHIO (State or other jurisdiction of incorporation or organization)	31-1163136 (I.R.S. Employer Identification No.)

1065 Woodman Drive
Dayton, Ohio 45432
(Address of principal executive offices)

(937) 224-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value and Preferred Share Purchase Rights	126,501,404 Shares
(Title of each class)	(Outstanding at March 31, 2002)

DPL INC.

SIGNATURES	17

This Quarterly Report on Form 10-Q/A is being filed to restate DPL Inc.’s consolidated financial statements for the quarters ended March 31, 2002 and March 31, 2001.

Part I. Financial Information

Item 1.	Financial Statements – Amended

DPL INC.
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
(Dollars in millions)

	Three Months Ended March 31,

	2002 As Restated	2001 As Restated

Revenues
Electric revenues	$271.7	$294.4
Other revenues, net of fuel costs	3.6	3.6

	275.3	298.0

Expenses
Fuel	48.0	59.3
Purchased power	21.1	17.0
Operation and maintenance	38.5	34.7
Depreciation and amortization	33.4	30.4
Amortization of regulatory assets, net	11.5	12.1
General taxes	26.9	26.2

Total expenses	179.4	179.7

Operating Income	95.9	118.3
.
Investment income	6.1	44.9
Other income (deductions)	7.6	2.6
Interest expense	(38.2)	(31.1)
Trust preferred distributions by subsidiary	(6.2)	(11.7)

Income Before Income Taxes and Cumulative Effect of Accounting Change	65.2	123.0

Income taxes	24.6	48.4

Income Before Cumulative Effect of Accounting Change	40.6	74.6

Cumulative effect of accounting change, net of tax	—	1.0

Net Income	$40.6	$75.6

Average Number of Common Shares Outstanding (millions)
Basic	118.9	119.7
Diluted	123.4	129.3

Earnings Per Common Share
Basic:
Income before cumulative effect of accounting change	$0.34	$0.62
Cumulative effect of accounting change	—	0.01

Total Basic	$0.34	$0.63

Diluted:
Income before cumulative effect of accounting change	$0.33	$0.58
Cumulative effect of accounting change	—	—

Total Diluted	$0.33	$0.58

Dividends Paid Per Share of Common Stock	$0.235	$0.235

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Three Months Ended March 31,

	2002 As Restated	2001 As Restated

Operating Activities

Net income	$40.6	$75.6
Adjustments:
Depreciation and amortization	33.4	30.4
Amortization of regulatory assets, net	11.5	12.1
Deferred income taxes	16.5	21.8
Investment income	(3.7)	(42.6)
Changes in working capital:
Accounts receivable	(1.3)	5.8
Accounts payable	0.6	(23.1)
Inventories	(3.3)	(6.5)
Accrued taxes payable	(14.7)	(4.4)
Accrued interest payable	(24.3)	(11.2)
Other	(12.8)	(8.6)

Net cash provided by operating activities	42.5	49.3

Investing Activities

Capital expenditures	(57.3)	(102.1)
Purchases of fixed income and equity securities	(24.2)	(45.1)
Sales of fixed income and equity securities	43.3	46.9
Income taxes on gain from sale of natural gas retail distribution operations	—	(90.9)

Net cash used for investing activities	(38.2)	(191.2)

Financing Activities

Issuance of short-term debt, net	49.0	84.8
Retirement of long-term debt	(3.6)	(3.0)
Dividends paid on common stock	(27.9)	(28.2)
Purchase of treasury stock	—	(31.0)

Net cash provided by financing activities	17.5	22.6

Cash and temporary cash investments—

Net change	21.8	(119.3)
Balance at beginning of period	7.5	131.9

Balance at end of period	$29.3	$12.6

Cash Paid During the Period for:
Interest	$66.9	$52.4
Income taxes	$13.4	$95.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	At March 31, 2002 As Restated	At December 31, 2001 As Restated

ASSETS

Property

Property	$4,225.0	$4,176.6
Less: Accumulated depreciation and amortization	(1,723.7)	(1,694.3)

Net property	2,501.3	2,482.3

Current Assets

Cash and temporary cash investments	29.3	7.5
Accounts receivable, less provision for uncollectible accounts of $12.1 and $12.5, respectively	165.8	164.4
Inventories, at average cost	64.9	61.6
Prepaid taxes	34.0	54.8
Other	39.9	35.7

Total current assets	333.9	324.0

Other Assets

Financial assets
Public securities	182.2	183.1
Private securities under the equity method	488.8	515.4
Private securities under the cost method	451.2	444.3

	1,122.2	1,142.8
Income taxes recoverable through future revenues	37.9	39.2
Other regulatory assets	88.9	99.7
Other	193.4	187.9

Total other assets	1,442.4	1,469.6

Total Assets	$4,277.6	$4,275.9

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(continued)

	At March 31, 2002 As Restated	At December 31, 2001 As Restated

CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity—
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(92.3)	(93.5)
Accumulated other comprehensive income	(16.4)	(13.2)
Earnings reinvested in the business	904.4	891.1

Total common shareholders’ equity	847.0	835.7

Preferred stock	22.9	22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.4	292.4
Long-term debt	2,146.8	2,150.8

Total capitalization	3,309.2	3,301.9

Current Liabilities

Accounts payable	109.9	115.3
Accrued taxes	58.6	84.7
Accrued interest	33.3	51.3
Short-term debt	61.0	12.0
Other	36.4	32.9

Total current liabilities	299.2	296.2

Deferred Credits and Other

Deferred taxes	346.0	343.9
Unamortized investment tax credit	57.4	58.0
Insurance and claims costs	123.8	123.6
Other	142.0	152.3

Total deferred credits and other	669.2	677.8

Total Capitalization and Liabilities	$4,277.6	$4,275.9

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.   DPL Inc. (“DPL”) has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL’s 2001 Annual Report on Form 10-K/A.

2.   As publicly announced on August 14, 2002, DPL’s independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of the Company’s financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share and an increase in publicly announced earnings for the first six months of 2002 of $23 million or $0.20 per share. For the three months ended March 31, 2002 and 2001, the revision resulted in a decrease in earnings of $4.7 million or $0.04 per share and an increase of $11.8 million or $0.10 per share, respectively. DPL’s financial asset balance remains at $1.1 billion at March 31, 2002. The restated consolidated financial statement of results of operations and shareholders’ equity for the three months ended March 31, 2002 and 2001, and balance sheet as of March 31, 2002 and December 31, 2001 are included herein. Comparisons of restated and previously reported financial statement items for these periods are outlined below.

	March 31, 2002		March 31, 2001

$ in millions except per share amounts	As Restated	As Previously Reported	As Restated	As Previously Reported

Consolidated Statement of Results of Operations
Total revenue	$275.3	$275.3	$298.0	$298.0
Total operating expenses	179.4	179.4	179.7	179.7
Investment income	6.1	13.3	44.9	26.7
Income before income taxes and cumulative effect of accounting change	65.2	72.4	123.0	104.8
Income taxes	24.6	27.1	48.4	42.0
Income before cumulative effect of accounting change	40.6	45.3	74.6	62.8
Net income	40.6	45.3	75.6	63.8
Earnings per share of common stock – Basic:
Income before extraordinary item and accounting change	$0.34	$0.38	$0.62	$0.52
Net income	$0.34	$0.38	$0.63	$0.53
Earnings per share of common stock – Diluted:
Income before extraordinary item and accounting change	$0.33	$0.37	$0.58	$0.49
Net income	$0.33	$0.37	$0.58	$0.49

	March 31, 2002		March 31, 2001

$ in millions	As Restated	As Previously Reported	As Restated	As Previously Reported

Consolidated Statement of Cash Flows
Net income	$40.6	$45.3	$75.6	$63.8
Deferred income taxes	16.5	19.0	21.8	15.4
Investment income	(3.7)	(10.9)	(42.6)	(24.4)
Net cash provided by operating activities	42.5	42.5	49.3	49.3

	March 31, 2002		December 31, 2001

$ in millions	As Restated	As Previously Reported	As Restated	As Previously Reported

Consolidated Balance Sheet
Assets:
Net property	$2,501.3	$2,501.3	$2,482.3	$2,482.3
Total current assets	333.9	333.9	324.0	324.0
Financial assets	1,122.2	1,108.4	1,142.8	1,120.4
Total other assets	1,442.4	1,428.6	1,469.6	1,447.2
Total assets	4,277.6	4,263.8	4,275.9	4,253.5
Capitalization and Liabilities:
Accumulated other comprehensive income	(16.4)	(48.6)	(13.2)	(46.4)
Earnings reinvested in the business	904.4	927.7	891.1	909.7
Total shareholders’ equity	847.0	838.1	835.7	821.1
Total capitalization	3,309.2	3,300.3	3,301.9	3,287.3
Total current liabilities	299.2	299.2	296.2	296.2
Deferred taxes	346.0	341.1	343.9	336.1
Total deferred credits and other	669.2	664.3	677.8	670.0
Total capitalization and liabilities	4,277.6	4,263.8	4,275.9	4,253.5

Reclassifications have been made in the presentation of certain prior years’ amounts to conform to the current reporting presentation of DPL.

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

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before cumulative effect of accounting change:

	Three Months Ended March 31,

	2002 As Restated			2002 As Previously Reported			2001 As Restated			2001 As Previously Reported

	Income	Shares	Per Share	Income	Shares	Per Share	(a) Income	Shares	Per Share	(a) Income	Shares	Per Share

Basic EPS	$40.6	118.9	$0.34	$45.3	118.9	$0.38	$74.6	119.7	$0.62	$62.8	119.7	$0.52
Effect of Dilutive Securities
Warrants		4.0			4.0			8.4			8.4
Stock Option Plan		0.5			0.5			1.2			1.2

Diluted EPS	$40.6	123.4	$0.33	$45.3	123.4	$0.37	$74.6	129.3	$0.58	$62.8	129.3	$0.49

______________

(a)	Income before cumulative effect of accounting change

4.   Comprehensive income as restated for the three months ended March 31, 2002 and 2001 of $37.4 and $(15.6) million, respectively, includes reported net income adjusted by the non-cash effect of unrealized gains on financial assets and certain derivative instruments on an after tax basis. Comprehensive income as previously reported for the three months ended March 31, 2002 and 2001 was $43.1 and $25.2 million, respectively

5.   DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, Electric. Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as “Other,” which primarily includes street lighting services, insurance, financial support services, and a natural gas supply management subsidiary. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

	Three Months Ended March 31,

$ in millions	2002 As Restated	2002 As Previously Reported	2001 As Restated	2001 As Previously Reported

Net revenues:
Electric	$202.6	$202.6	$218.1	$218.1
Other	3.6	3.6	3.6	3.6

Total	$206.2	$206.2	$221.7	$221.7

Operating Income:
Electric	$99.6	$99.6	$111.4	$111.4
Other (a)	(3.7)	(3.7)	6.9	6.9

Total	95.9	95.9	118.3	118.3
Investment income	6.1	13.3	44.9	26.7
Other income (deductions)	7.6	7.6	2.6	2.6
Interest expense	(38.2)	(38.2)	(31.1)	(31.1)
Trust preferred distributions by subsidiary	(6.2)	(6.2)	(11.7)	(11.7)

Income before income taxes and cumulative effect of accounting change	$65.2	$72.4	$123.0	$104.8

______________

(a)	Includes unallocated corporate items.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations –Amended

As publicly announced on August 14, 2002, DPL’s independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of the Company’s financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share and an increase in publicly announced earnings for the first six months of 2002 of $23 million or $0.20 per share. For the three months ended March 31, 2002 and 2001, the revision resulted in a decrease in earnings of $4.7 million or $0.04 per share and an increase of $11.8 million or $0.10 per share, respectively. DPL’s financial asset balance remains at $1.1 billion at March 31, 2002. See Note 2 to the financial statements for a description of the adjustments.

DPL Inc. (“DPL”) reported restated earnings for the first quarter of 2002 of $0.34 per share compared to a first quarter target of $0.42 per share and prior year earnings of $0.62 per share before the cumulative effect of an accounting change. The accounting change in the first quarter of 2001 resulted from the adoption of a new accounting standard for derivatives. All earnings per share numbers are before share dilution.

Despite significant cost reductions, work elimination, and a stabilizing economic environment, the first quarter of 2002 fell slightly below plan. The continuation of record mild temperatures throughout the first quarter significantly impacted the retail sector and reduced earnings by 5 cents per share. Industrial/commercial revenues remained constant quarter to quarter.

Wholesale power prices are beginning to increase slightly, which provides opportunity for increased margins on sales from DPL’s low cost coal units. With the increase in announced capacity addition cancellations, the region’s generation reserves at time of peak demand, after factoring in planned outages, are expected to be in the single digits this summer.

The range of expected earnings per share for the year remains unchanged at $1.87 to $2.00 and is based on continued sales and economic recovery, modest increases in energy prices, and political stability.

Results of Operations

	Three Months Ended, March 31,

	2002	2001

Electric revenues	$271.7	$294.4
Fuel	48.0	59.3
Purchased power	21.1	17.0

Net electric revenues	$202.6	$218.1

Operating income	$95.9	$118.3

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

Restated investment income decreased $38.8 million reflecting lower net realized gains and higher unrealized losses partially offset by higher income from investments. Current quarter results are comprised of $4.5 million of realized gains and investment income from the public securities and $12.0 million of income from private investments under the cost method, offset by losses of $10.4 million for equity method private investments.

Other income (deductions) increased $5.0 million primarily as a result of a current year insurance claim by DP&L under its business interruption policy (see “Other Matters”). Prior year results included strategic consulting expenses, partially offset by a gain associated with the termination of a contract.

Interest expense increased $7.1 million or 23% primarily as a result of higher average long-term debt levels.

Trust preferred distributions by subsidiary decreased $5.5 million or 47% as a result of the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding and the coupon rate.

The prior year cumulative effect of an accounting change reflected DPL’s adoption of the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS No. 133”). SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as hedges of an underlying transaction.

Capital Resources and Requirements

Construction additions were $48 million for the current quarter and are expected to approximate $161 million for the year. First quarter results included significant progress on DPL’s NOx compliance program, power plant maintenance, and the completion of DPL’s combustion turbine program in time for the upcoming summer period. DPL has not contracted for further capacity additions, but will continue licensing currently owned sites and evaluating the purchase of equipment on the secondary market. If and when market-pricing conditions warrant, DPL will have the flexibility to expand its capacity. DPL expects to finance its construction program in 2002 and 2003 with internal funds.

DPL’s financial assets of $1,122 million at March 31, 2002 are an additional capital resource, available to be invested in the energy sector when that market has favorable investment conditions. The financial asset portfolio is highly diversified both in terms of geography and industry, and is comprised of public and private debt and equity securities. Publicly traded securities comprise 15% of the portfolio and are valued at current market price. Private securities, with more than 500 companies represented, are valued at cost unless an other than temporary decline in value has been recognized or at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies.

During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that occurred in October 2000.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL’s commercial paper program. DPL had no borrowings outstanding under these credit agreements and $49 million in commercial paper outstanding at March 31, 2002. The Dayton Power and Light Company (“DP&L”), a principal subsidiary of DPL, has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and $12 million in commercial paper outstanding at March 31, 2002.

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

At March 31, 2002, DPL’s and DP&L’s senior debt credit ratings were as follows:

	DPL Inc.	DP&L

Standard & Poor’s Corp.	BBB	BBB+
Moody’s Investors Service	Baa1	A2

Market Risk

The carrying value of DPL’s debt was $2,159 million at December 31, 2001, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, and DPL’s notes. The fair value of this debt was $2,234 million on December 31, 2001, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. There have been no material changes in the carrying value or fair value of DPL’s long-term debt since December 31, 2001. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2001:

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Long-term Debt
Amount ($ in millions)	$8	$9	$511	$13	$16	$1,602	$2,159	$2,234
Average rate	$7.8%	7.8%	6.7%	7.8%	7.8%	7.4%	7.3%

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $61 million with a weighted-average interest rate of 2.3% at March 31, 2002. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

The fair value of fixed income and equity securities held was $1,144 million and $1,147 million at March 31, 2002 and December 31, 2001, respectively. The equity price risk related to these securities is estimated as the potential increase/decrease in fair value of $114 million at March 31, 2002, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities. DPL is also exposed to foreign currency risk related to certain of its international investments.

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

DPL INC.
OPERATING STATISTICS

	Three Months Ended March 31, 2002

	2002	2001

Electric

Sales (millions of kWh) —
Residential	1,383	1,480
Commercial	843	879
Industrial	1,033	1,094
Other retail	324	314

Total retail	3,583	3,767
Wholesale	736	946

Total	4,319	4,713

Revenues (thousands of dollars) —
Residential	$115,355	$120,360
Commercial	61,074	60,556
Industrial	53,831	54,758
Other retail	21,663	21,383

Total retail	251,923	257,057
Wholesale	19,734	37,307

Total	$271,657	$294,364

Electric customers at end of period	501,971	500,741

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on April 10, 2002 at which security holders elected three directors nominated for three-year terms expiring in 2005. The results of the voting were as follows:

	For	Withheld

James F. Dicke, II	117,322,283	2,207,366
Peter H. Forster	106,872,841	12,656,808
Jane G. Haley	116,934,387	2,595,262

Item 5.	Other Information

The Federal Energy Regulatory Commission (“FERC”) issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations (“RTO”). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work towards participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies’ proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. DPL is exploring its operational options as a result of the FERC Order.

On July 22, 1998, the Public Utilities Commission of Ohio (“PUCO”) approved the implementation of Minimum Electric Service Standards for all of Ohio’s investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999 and again on March 21, 2002, the PUCO issued additional rules proposed by the PUCO staff, which are designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules o n January 31, 2000 and April 18, 2002. The current revisions to the rules are expected to be finalized by the PUCO in the fall of 2002.

Item 6.	Exhibits and Reports on Form 8-K

(a)	There are no exhibits required by Item 601 of Regulation S-K for the quarter ended March 31, 2002.

(b)	Reports on Form 8-K.

             Current report on Form 8-K dated April 22, 2002 – Item 5 reported. On April 18, 2002, DPL received notification that TRC Capital Corporation of Toronto, Canada commenced an unsolicited “mini tender” offer to purchase up to 4,500,000 common shares of DPL Inc., or approximately 3.6% of its total common shares outstanding, at a price of $25.30 per share in cash. In response, DPL issued a press release (a copy of which was filed with the Form 8-K) to state that it did not in any way recommend or endorse the TRC Capital offer, and cautioned its shareholders that the offer was below the closing price of DPL’s common stock the day before and the day after the offer. Neither DPL nor any of its directors is affiliated with TRC Capital.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.

(Registrant)

Date: August 13, 2002	/s/ Elizabeth M. McCarthy

Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)