Form 10-Q
period 2002-06-30
DPL INC
filed 2002-08-14
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes ☒ No ☐

Indicate the number of shares of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value and Preferred Share Purchase Rights (Title of each class)	126,501,404 Shares (Outstanding at June 30, 2002)

DPL INC.

SIGNATURES	23

Part I. Financial Information

Item 1.	Financial Statements

DPL INC.
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		As Restated		As Restated
Revenues
Electric revenues	$278.5	$286.6	$550.2	$581.0
Other revenues, net of fuel costs	3.2	4.4	6.8	8.0

	281.7	291.0	557.0	589.0

Expenses
Fuel	54.2	55.4	102.2	114.7
Purchased power	20.2	21.2	41.3	38.2
Operation and maintenance	35.9	48.5	74.4	83.2
Depreciation and amortization	33.4	31.5	66.8	61.9
Amortization of regulatory assets, net	11.4	11.3	22.9	23.4
General taxes	26.1	22.5	53.0	48.7

Total expenses	181.2	190.4	360.6	370.1

Operating Income	100.5	100.6	196.4	218.9
Investment income	(111.9)	(15.1)	(105.8)	29.8
Other income (deductions)	(13.4)	(10.9)	(5.8)	(8.3)
Interest expense	(37.5)	(31.4)	(75.7)	(62.5)
Trust preferred distributions by subsidiary	(6.1)	(11.7)	(12.3)	(23.4)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(68.4)	31.5	(3.2)	154.5
Income taxes	(25.0)	10.3	(0.4)	58.7

Income (Loss) Before Cumulative Effect of Accounting Change	(43.4)	21.2	(2.8)	95.8
Cumulative effect of accounting change, net of tax	—	—	—	1.0

Net Income (Loss)	$(43.4)	$21.2	$(2.8)	$96.8

Average Number of Common Shares Outstanding (millions)
Basic	119.2	118.8	119.1	119.3
Diluted	119.2	128.9	119.1	129.1
Earnings Per Common Share
Basic:
Income (loss) before cumulative effect of accounting change	$(0.36)	$0.18	$(0.02)	$0.80
Cumulative effect of accounting change	—	—	—	0.01

Total Basic	$(0.36)	$0.18	$(0.02)	$0.81

Diluted:
Income (loss) before cumulative effect of accounting change	$(0.36)	$0.16	$(0.02)	$0.74
Cumulative effect of accounting change	—	—	—	0.01

Total Diluted	$(0.36)	$0.16	$(0.02)	$0.75

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.470	$0.470

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Six Months Ended June 30,

	2002	2001

		As Restated
Operating Activities
Net income (loss)	$(2.8)	$96.8
Adjustments:
Depreciation and amortization	66.8	61.9
Amortization of regulatory assets, net	22.9	23.4
Deferred income taxes	(35.8)	13.9
Investment (income) loss	110.7	(25.7)
Changes in working capital:
Accounts receivable	(20.0)	23.9
Accounts payable	8.3	(41.5)
Inventories	2.1	(14.7)
Accrued taxes payable	(8.7)	(42.0)
Accrued interest payable	(0.3)	(0.1)
Other	(5.6)	2.9

Net cash provided by operating activities	137.6	98.8

Investing Activities
Capital expenditures	(109.9)	(198.0)
Purchases of fixed income and equity securities	(106.3)	(91.2)
Sales of fixed income and equity securities	143.6	113.6
Income taxes on gain from sale of natural gas retail distribution operations	—	(90.9)

Net cash used for investing activities	(72.6)	(266.5)

Financing Activities
Issuance of short-term debt, net	43.0	150.7
Retirement of long-term debt	(4.0)	(3.4)
Dividends paid on common stock	(55.9)	(56.8)
Purchase of treasury stock	—	(35.9)

Net cash provided by (used for) financing activities	(16.9)	54.6

Cash and temporary cash investments—
Net change	48.1	(113.1)
Balance at beginning of period	7.5	131.9

Balance at end of period	$55.6	$18.8

Cash Paid During the Period for:
Interest	$84.8	$82.6
Income taxes	$45.1	$150.6

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	At June 30, 2002	At December 31, 2001

		As Restated
ASSETS
Property
Property	$4,267.5	$4,176.6
Less: Accumulated depreciation and amortization	(1,754.9)	(1,694.3)

Net property	2,512.6	2,482.3

Current Assets
Cash and temporary cash investments	55.6	7.5
Accounts receivable, less provision for uncollectible accounts of $12.0 and $12.5, respectively	184.9	164.4
Inventories, at average cost	59.5	61.6
Prepaid taxes	20.1	54.8
Other	33.7	35.7

Total current assets	353.8	324.0

Other Assets
Financial assets
Public Securities	182.3	183.1
Private Securities under the Equity Method	406.3	515.4
Private Securities under the Cost Method	414.3	444.3

	1,002.9	1,142.8
Income taxes recoverable through future revenues	34.5	39.2
Other regulatory assets	77.6	99.7
Other	194.5	187.9

Total other assets	1,309.5	1,469.6

Total Assets	$4,175.9	$4,275.9

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
(Dollars in millions)
(continued)

	At June 30, 2002	At December 31, 2001

		As Restated
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity—
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(91.5)	(93.5)
Accumulated other comprehensive income	(8.4)	(13.2)
Earnings reinvested in the business	804.7	891.1

Total common shareholders’ equity	756.1	835.7
Preferred stock	22.9	22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292. 5	292. 4
Long-term debt	2,146.4	2,150.8

Total capitalization	3,218.0	3,301.9

Current Liabilities
Accounts payable	111.4	115.3
Accrued taxes	53.0	84.7
Accrued interest	51.2	51.3
Short-term debt	55.0	12.0
Other	64.2	32.9

Total current liabilities	334.8	296.2

Deferred Credits and Other
Deferred taxes	299.2	343.9
Unamortized investment tax credit	56.5	58.0
Insurance and claims costs	123.3	123.6
Other	144.1	152.3

Total deferred credits and other	623.1	677.8
Contingencies (Note 6)

Total Capitalization and Liabilities	$4,175.9	$4,275.9

See Notes to Consolidated Financial Statements
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

2. As publicly announced on August 14, 2002, DPL’s independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of the Company’s financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share of which $1.4 million or $0.01 per share relates to the six months ended June 30, 2001. The revision resulted in an increase in publicly announced earnings for the first six months of 2002 of $23 million or $0.20 per share. DPL’s financial asset balance remains at $1.0 billion at June 30, 2002. The restated consolidated financial statement of results of operations for the three and six months ended June 30, 2001 and balance sheet as of December 31, 2001 are included herein. Comparisons of restated and previously reported financial statement items for these periods are outlined below.

	Three Months Ended June 30, 2001		Six Months Ended June 30, 2001

$ in millions except per share amounts	As Restated	As Previously Reported	As Restated	As Previously Reported

Consolidated Statement of Results of Operations
Total revenue	$291.0	$291.0	$589.0	$589.0
Total operating expenses	190.4	190.4	370.1	370.1
Investment income	(15.1)	5.2	29.8	31.9
Income before income taxes and cumulative effect of accounting change	31.5	51.8	154.5	156.6
Income taxes	10.3	17.4	58.7	59.4
Income before cumulative effect of accounting change	21.2	34.4	95.8	97.2
Net income	21.2	34.4	96.8	98.2
Earnings per share of common stock – Basic :
Income before extraordinary item and accounting change	$0.18	$0.29	$0.80	$0.81
Net income	$0.18	$0.29	$0.81	$0.82
Earnings per share of common stock – Diluted :
Income before extraordinary item and accounting change	$0.16	$0.27	$0.74	$0.76
Net income	$0.16	$0.27	$0.75	$0.76
Consolidated Statement of Cash Flows
Net income			96.8	$98.2
Investment income			25.7	(27.8)
Net cash provided by operating activities			98.8	98.8

	December 31, 2001

$ in millions	As Restated	As Previously Reported

Consolidated Balance Sheet
ASSETS :
Net property	$2,482.3	$2,482.3
Total current assets	324.0	324.0
Financial assets	1,142.8	1,120.4
Total other assets	1,469.6	1,447.2
Total assets	4,275.9	4,253.5
CAPITALIZATION AND LIABILITIES :
Accumulated other comprehensive income	(13.2)	(46.4)
Earnings reinvested in the business	891.1	909.7
Total shareholders’ equity	835.7	821.1
Total capitalization	3,301.9	3,287.3
Total current liabilities	296.2	296.2
Deferred taxes	343.9	336.1
Total deferred credits and other	677.8	670.0
Total capitalization and liabilities	4,275.9	4,253.5

Reclassifications have been made in the presentation of certain prior years’ amounts to conform to the current reporting presentation of DPL.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is antidilutive.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before cumulative effect of accounting change:

	Three Months Ended June 30,

	2002			2001 As Restated			2001 As Previously Reported

	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$(43.4)	119.2	$(0.36)	$21.2	118.8	$0.18	$34.4	118.8	$0.29
Effect of Dilutive Securities
Warrants		—			8.8			8.8
Stock Option Plan		—			1.3			1.3

Diluted EPS	$(43.4)	119.2	$(0.36)	$21.2	128.9	$0.16	$34.4	128.9	$0.27

	Six Months Ended June 30,

	2002			2001 As Restated			2001 As Previously Reported

	Income	Shares	Per Share	(a) Income	Shares	Per Share	(a) Income	Shares	Per Share

Basic EPS	$(2.8)	119.1	$(0.02)	$95.8	119.3	$0.80	$97.2	119.3	$0.81
Effect of Dilutive Securities
Warrants					8.6			8.6
Stock Option Plan					1.2			1.2

Diluted EPS	$(2.8)	119.1	$(0.02)	$95.8	129.1	$0.74	$97.2	129.1	$0.76

______________

(a)	Income before cumulative effect of accounting change

4. Comprehensive income (loss) for the three and six months ended June 30, 2002 and 2001 consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,

	2002	2001 As Restated	2001 As Previously Reported	2002	2001 As Restated	2001 As Previously Reported

Net income (loss)	$(43.4)	$21.2	$34.4	$(2.8)	$96.8	$98.2
Net change in unrealized gains (losses) on financial instruments net of reclassification adjustments,	8.0	(7.5)	(47.7)	4.8	(98.6)	(86.3)

Comprehensive income (loss)	$(35.4)	$13.7	$(13.3)	$2.0	$(1.8)	$11.9

5. DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, Electric. Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as “Other,” which primarily includes street lighting services, insurance, financial support services, and a natural gas supply subsidiary. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply subsidiary. The sale of these contracts did not have a material effect on overall results.

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

		As Restated		As Restated
Net revenues:
Electric	$204.1	$210.0	$406.7	$428.1
Other	3.2	4.4	6.8	8.0

Total	$207.3	$214.4	$413.5	$436.1

Operating income:
Electric	$100.3	$105.1	$199.9	$216.5
Other (a)	0.2	(4.5)	(3.5)	2.4

Total	100.5	100.6	196.4	218.9
Investment income (loss)	(111.9)	(15.1)	(105.8)	29.8
Other income (deductions)	(13.4)	(10.9)	(5.8)	(8.3)
Interest expense	(37.5)	(31.4)	(75.7)	(62.5)
Trust preferred distributions by subsidiary	(6.1)	(11.7)	(12.3)	(23.4)

Income before income taxes and cumulative effect of accounting change	$(68.4)	$31.5	$(3.2)	$154.56

______________

(a)	Includes unallocated corporate items

6. The Company may be called upon to make additional investment in financial assets, if and as the investment firms purchase additional companies during the funds' investment period. Over the last several years, these investments have been funded from the return of previously invested capital and gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $180 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average private company life of just three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $480 million during the next six years. These funds are saleable in an active secondary market although the breadth and quality of bids at any particular point in time can not be predicted or assured. Investments by these Investment Firms and thus DPL's Investments are designed to be self-liquidating over time, typically five to seven years from the start.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As publicly announced on August 14, 2002, DPL’s independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of the Company’s financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share of which $1.4 million or $0.01 per share relates to the six months ended June 30, 2001. The revision resulted in an increase in publicly announced earnings for the first six months of 2002 of $23 million or $0.20 per share. DPL’s financial asset balance remains at $1.0 billion at June 30, 2002. See Note 2 to the financial statements for a description of the adjustments.

After the revision, DPL Inc. (“DPL”) reported a loss for the second quarter of 2002 of $0.36 per share compared to revised earnings for the same quarter last year of $0.18 per share. Earnings for the second quarter of 2002 were impacted by losses totaling $0.83 per share associated with certain financial assets as discussed below. DPL’s operating income for the second quarter of 2002 was flat with the year ago period at $101 million. Increased retail revenues and lower operations and maintenance expense offset decreased wholesale margins as discussed below.

Earnings for the year-to-date periods as restated were $(0.02) and $0.81 per share for 2002 and 2001, respectively. Current year-to-date operating income decreased 10% from the year ago period to $196 million primarily as a result of decreased wholesale margins as discussed below.

Results for 2001 included a second quarter operations and maintenance charge of $4.9 million before taxes or $0.03 per share after tax for a voluntary early retirement program and the accounting change for the adoption of the new accounting standard for derivatives in the first quarter of $0.01 per share. Before the effects of non-recurring items, 2001 earnings for the second quarter and year-to-date period were $0.21 and $0.82 per share, respectively.

On July 1, 2002, DPL revised its 2002 earnings estimate to reflect current economic and market conditions. DPL’s original 2002 earnings estimate of $1.87 to $2.00 per share assumed a return to normal weather, continued sales and economic recovery, modest increases in energy prices, and political stability. These improvements were not realized during the first half of the year. DPL’s 2002 basic earnings per share, after consideration of the revision to earnings described above, is currently estimated at $0.96 to $1.00 for the year. The drivers of the reduced earnings estimate are comprised of: reduced retail sales as a result of record mild weather in the first half of 2002, ($0.02) per share; reduced commercial and industrial sales as a result of delayed economic recovery, ($0.02) to ($0.04) per share; reduced wholesale energy margins as a result of the economic slowdown and mild weather, ($0.07) to ($0.09) per share; plant maintenance extension, ($0.02) per share; operations and maintenance, general taxes, and other costs, ($0.02) per share; and financial asset write-downs, ($0.92) per share.

Assuming a return to normal weather, economic recovery leading to increased sales levels, modest increases in energy prices, increased contributions from the financial assets, and political stability, DPL’s 2003 earnings would be 10 to 17 cents per share above the normalized 2002 earnings, currently estimated at $1.68 to $1.72 per share. DPL will continue to update its estimates for 2003 earnings as the year progresses.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Electric revenues	$278.5	$286.6	$550.2	$581.0
Fuel	54.2	55.4	102.2	114.7
Purchased power	20.2	21.2	41.3	38.2

Net electric revenues	$204.1	$210.0	$406.7	$428.1

Operating income	$100.5	$100.6	$196.4	$218.9

The decrease in electric revenues in the second quarter and year-to-date periods was primarily the result of lower wholesale revenues. Wholesale capacity and energy revenues decreased $15.4 million or 34% for the quarter and by $32.9 million or 40% for the six months primarily as a result of lower wholesale electric commodity prices. The decrease in wholesale revenues during the second quarter was partially offset by a $7.2 million or 3% increase in retail residential revenues resulting from more normal weather in the current period. Fuel and purchased power costs decreased $2.2 million or 3% for the quarter compared to the prior year period. An increase in purchased power volumes was offset by lower average gas and coal prices. Fuel costs decreased $12.5 million or 11% for the six months as a result of lower spot-market prices for coal and decreased production. Purchased power increased $3.1 million or 8% for the six months this year compared to the prior year as a result of higher purchased power volumes, partially offset by lower average prices.

Operation and maintenance expense decreased $12.6 million or 26% and by $8.8 million or 11% compared to last year’s second quarter and year-to-date periods, respectively. The decreases in both comparison periods primarily resulted from lower planned outage costs, lower ash disposal costs, and lower employee benefits expense.

Depreciation and amortization expense increased $1.9 million or 6% and by $4.9 million or 8% compared to last year’s second quarter and year-to-date periods, respectively, as a result of the addition of 544 megawatts of peaking generation capacity valued at $215 million in the summer of 2001.

General taxes increased $3.6 million or 16% and by $4.3 million or 9% compared to last year’s second quarter and year-to-date periods, respectively. The increases for both comparison periods were primarily attributable to the impact of the Ohio kWh excise tax that was first implemented in May 2001.

Investment income in the current quarter is comprised of realized net gains and income from the public securities of $9.6 million and of $9.5 million from the private securities under the cost method less losses of $131.0 million from the private securities under the equity method. The current quarter losses reflect global market conditions and current economics, political uncertainty, and currency devaluations in  Latin America.

           Given continued uncertainty and instability in that region, particularly Argentina, DPL evaluated future return expectations and current valuations and wrote down those financial assets with declines in value below cost that were considered to be other than temporary. After these valuation adjustments, the financial assets total $1.0 billion, of which approximately 69% is invested in the United States/Canada, 21% in Europe, 6% in Asia/Australia, and 4% in Latin America.

Other income (deductions) decreased $2.5 million or 23% for the quarter and increased $2.5 million or 30% for the six-month period. The decrease for the quarter resulted primarily from a $0.5 million increase in net derivative losses and two settlements totaling $0.9 million that were received in 2001. The increase for the year-to-date period was primarily attributable to a $7.3 million insurance claim recognized in the first quarter of 2002 (see “Other Matters”) and strategic consulting expenses incurred in the first quarter of 2001, partially offset by a gain associated with the termination of a contract in the first quarter of 2001.

Interest expense increased $6.1 million or 19% and by $13.2 million or 21% compared to last year’s second quarter and year-to-date periods, respectively, primarily as a result of higher average long-term debt levels, partially offset by lower average short-term debt levels. The increase in interest expense was substantially offset by the decrease in Trust preferred distributions by subsidiary as discussed below.

Trust preferred distributions by subsidiary decreased $5.6 million or 48% and by $11.1 million or 47% compared to last year’s second quarter and year-to-date periods, respectively, as a result of the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding by $250 million and the coupon rate.

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

Capital Resources and Requirements

Construction additions were $92 million for the first six months of 2002 and are expected to approximate $170 million for the year. Current year results included significant progress on DPL’s NOx compliance program, power plant maintenance, and the completion of DPL’s combustion turbine program. DPL expects to finance its capital program in 2002 and 2003 with internal funds.

DPL’s financial assets of $1,003 million at June 30, 2002 are an additional capital resource, available to be invested in the energy sector when that market has favorable investment conditions. The financial asset portfolio is highly diversified both in terms of geography and industry, and is comprised of public and private debt and equity securities. Publicly traded securities comprise 18% of the portfolio and are valued at current market price. Private securities, with more than 500 companies represented, are carried at cost unless an other than temporary decline in value has been recognized or at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies. See “Market Risk” and “DPL’s Financial Asset Portfolio” for a further discussion of the composition, risk and liquidity of the financial assets.

            During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that occurred in October 2000.

DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL’s commercial paper program. DPL had no borrowings outstanding under these credit agreements and $55 million in commercial paper outstanding at June 30, 2002. The Dayton Power and Light Company (“DP&L”), a principal subsidiary of DPL, has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and no commercial paper outstanding at June 30, 2002.

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

At June 30, 2002, DPL’s and DP&L’s senior debt credit ratings were as follows:

	DPL Inc.	DP&L
Standard & Poor’s Corp.	BBB	BBB+
Moody’s Investors Service	Baa1	A2

On January 28, 2002, Standard & Poor’s changed the outlook on DPL’s credit rating from stable to negative and on July 30, 2002, Moody’s Investor Service placed DPL’s rating under review. Both rating agencies cited pressure from reduced wholesale energy prices and concerns regarding the impact of the global economic downturn on the liquidity of DPL’s financial asset portfolio as the reason for their actions. DPL is currently in discussions with the rating agencies regarding these matters.

Market Risk

DPL’s financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of DPL’s expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. For the summer of 2002, DPL has sold forward approximately 80% of its available 1,100 megawatts of peaking capacity. Fuel and purchased power costs represented 41% of total operating costs in 2001. DPL has contracted for approximately 90% of its coal needs for 2002. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

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

	Expected Maturity Date

	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Long-term Debt
Amount ($ in millions)	$8	$9	$511	$13	$16	$1,602	$2,159	$2,234
Average rate	7.8%	7.8%	6.7%	7.8%	7.8%	7.4%	7.3%

Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $55 million with a weighted-average interest rate of 2.1% at June 30, 2002. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

The fair value of fixed income and equity securities was $1,036 million and $1,147 million at June 30, 2002 and December 31, 2001, respectively. The equity price risk related to these securities is affected by economic and political conditions and is estimated at a potential increase/decrease in fair value of $104 million at June 30, 2002, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities. DPL is also exposed to foreign currency risk related to certain of its international investments.

DPL’s Financial Asset Portfolio

DPL’s Financial Asset portfolio totaled approximately $1.0 billion as of June 30, 2002. The portfolio consists of publicly traded securities as well as private investments with 27 Investment Firms managed by experienced investment professionals who make investment decisions and manage underlying companies.

Financial Assets – Purpose

DPL’s Financial Assets are available to be deployed to the energy sector when and as favorable and appropriate investment opportunities become available.

The Company’s Financial Asset investment objectives have been and continue to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

The Company’s investment program began in 1995, and has grown with the Financial Assets now totaling approximately $1.0 billion. The Company anticipates making additional private equity investments with these Investment Firms.

Financial Assets – Types

Publicly traded securities include liquid public equity or shorter term fixed income securities and, on occasion, treasury securities. Approximately 18% or $180 million of the Financial Assets was invested in this asset class as of June 30, 2002. These assets can be liquidated in the public markets.

Private securities are passive investments in private equity funds managed by the 27 Investment Firms. The Company may be called upon to make additional investments if and as the Investment Firms purchase additional companies during the funds' investment period. Over the last several years, these investments have been funded from the return of previously invested capital and gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio approximately $180 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $480 million during the next six years. These fund investments are saleable in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured. Investments by these Investment Firms and thus DPL’s investments are designed to be self-liquidating over time, typically five to seven years from the start.

Financial Assets – Private Investments

The private equity funds in which DPL has invested have been organized and are managed by the following experienced Investment Firms:

Investment Firms	Location
Accel KKR	Palo Alto, CA
American Industrial Partners	New York, NY
Argos Soditic	Geneva, Switzerland
Bridgepoint Capital	London, England
Bruckmann Rosser and Sherrill & Co. LLC	New York, NY
Canterbury Capital Partners	New York, NY
Cravey, Green and Whalen Inc.	Atlanta, GA
Charterhouse Group International	New York, NY
Compass Partners International	London, England
CVC Capital Partners	London, England
DDJ Capital Management LLC	Boston, MA
Exxel Group	Buenos Aires, Argentina
Fremont Partners	San Francisco, CA
Freeman Spogli & Co.	Los Angeles, CA
GP Investimentos	Sao Paulo, Brazil
Hicks Muse Tate and Furst	Dallas, TX
Kelso Investment Associates	New York, NY
Kohlberg Kravis & Roberts & Co.	New York, NY
Lehman Brothers	New York, NY
Newbridge Capital	San Francisco, CA
TCW/Crescent Mezzanine LLC	Los Angeles, CA
Triumph Capital	Boston, MA
Trivest	Miami, FL
The Shansby Group	San Francisco, CA
Vestar Capital Partners	New York, NY
Warburg Pincus	New York, NY
Willis Stein & Partners	Chicago, IL

The funds, in turn, are currently invested in approximately 500 companies. The companies manufacture or provide a wide array of products and services to both businesses and consumers worldwide. While the majority of these companies are based in the United States, many span global markets filling specialty needs in specific areas.

Diversification – In order to help mitigate investment risk, the private part of the Financial Assets is broadly diversified in terms of concentration of investment in particular companies, industry sector and region. DPL’s investment in a particular fund is typically less than 5% and rarely more than 10% of the capital pool available to the fund. The geographic allocation of the investments at June 30, 2002 is as follows:

Geographical Region	% of DPL Portfolio Holdings

ARGENTINA	2.4%
AUSTRALIA	0.3%
BELGIUM	0.1%
BERMUDA	0.5%
BRAZIL	1.1%
CANADA	1.0%
CHILE	0.1%
CHINA	1.7%
CZECH REPUBLIC	0.3%
FRANCE	0.6%
GERMANY	1.1%
HONG KONG	0.2%
INDIA	1.9%
INDONESIA	0.5%
IRELAND	0.1%
ISRAEL	0.4%
ITALY	2.3%
JAPAN	0.4%
KOREA	1.6%
LUXEMBOURG	0.2%
MEXICO	0.3%
NETHERLANDS	3.0%
NORWAY	0.1%
POLAND	0.1%
PORTUGAL	0.6%
SINGAPORE	0.2%
SPAIN	0.6%
SWITZERLAND	0.1%
UK	10.2%
USA	49.6%

Private	81.5%

Public	18.5%

DPL’s investments in Denmark, Sweden, Taiwan and Uruguay represent less than one tenth of 1% of the portfolio holdings.

Passive Nature of Investments – DPL’s investment with the Investment Firms is passive in that DPL and the other qualified investors rely on the professionals managing the Investment Firms to make investment decisions with respect to deployment of fund assets within a fund’s parameters and to manage investments until exit.

DPL consults with the investment professionals of each Firm on a periodic basis and is provided access to information regarding each fund’s investments, subject to applicable confidentiality agreements.

As an investor in the funds, DPL receives audited annual financial statements for each private equity fund prepared by recognized U.S. and international accounting firms.

Financial Assets – Performance to Date

Since inception, the financial assets have had cumulative gains of $400 million and cumulative losses of $285 million, including the write-down reflected in DPL’s financial statements included as part of this filing.

The net gain for DPL since inception of the financial asset portfolio stands at $115 million as of June 30, 2002, on an average invested capital of $973 million since inception.

Critical Accounting Policies

The accounting policies described below are viewed by management as critical because their application is the most relevant and material to DPL ’ s results of operations and financial position and these policies require the use of material judgments and estimates.

Regulatory Assets: DPL capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. See Note 4 to the consolidated financial statements in DPL’s 2001 Annual Report on Form 10-K for further discussion of regulatory matters. DPL applied judgment in the use of this principle when it concluded, as of December 31, 2000, that as a result of deregulation $63.7 million of generation related regulatory assets were no longer probable of recovery, and wrote off these assets as an extraordinary charge. These estimates are based on expected usage by customer class over the designated recovery period. At June 30, 2002, $74.7 million of generation related regulatory assets remain on the balance sheet to be recovered over the remaining transition period ending December 31, 2003.

Unbilled Revenues: DPL records revenue for retail and other energy sales under the accrual method. For retail customers, revenues are recognized when the services are provided on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the reporting period. These estimates are based on the volume of energy delivered, historical usage and growth by customer class and the impact of weather variations on usage patterns. Unbilled revenues recognized at June 30, 2002 totaled $58.4 million.

Financial Assets: DPL accounts for its investments in debt and publicly traded equity securities by classifying the securities into different categories, held-to-maturity and available-for-sale. Available-for-sale securities are carried at fair value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders’ equity. Financial instruments classified as held-to-maturity are carried at amortized cost. The value of public equity security investments is based upon market quotations. The cost basis for equity securities and fixed income investments is average cost and amortized cost, respectively.

DPL accounts for its private investments under either the cost or equity method of accounting. Under the cost method, DPL’s private investments are carried at cost unless an other than temporary decline in value is recognized, and income is recognized as distributed by the private equity fund. Under the equity method, private investments are carried at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies and DPL recognizes its share of income reported by the private equity fund, which includes unrealized gains and losses. These valuations require the use of judgment to determine when declines in value below cost are other than temporary. See “Results of Operations”, “Capital Resources and Requirements”, “Market Risk” and “DPL’s Financial Asset Portfolio” for further discussion on the financial assets.

Insurance and Claims Costs: A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. “Insurance Claims and Costs” on the Consolidated Balance Sheet includes insurance reserves of approximately $87 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. As of June 30, 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy. Of this amount, $7.3 million was reported as other income for the six months ended June 30, 2002.

Other Matters

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

DPL INC.
OPERATING STATISTICS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2002	2001	2002	2001

Sales (millions of kWh)—
Residential	1,099	1,016	2,481	2,497
Commercial	919	916	1,761	1,795
Industrial	1,170	1,148	2,202	2,242
Other retail	354	358	678	672

Total retail	3,542	3,438	7,122	7,206
Wholesale	1,091	917	1,893	1,862

Total	4,633	4,355	9,015	9,068
Revenues (thousands of dollars)—
Residential	$99,684	$93,240	$215,038	$213,600
Commercial	66,546	66,768	127,620	127,324
Industrial	59,085	57,921	112,916	112,679
Other retail	23,289	23,459	44,952	44,843

Total retail	248,604	241,388	500,526	498,446
Wholesale	29,914	45,275	49,647	82,582

Total	$278,518	$286,663	$550,173	$581,028
Electric customers at end of period	503,058	500,800	503,058	500,800

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Part II. Other Information

Item 1.	Legal Proceedings

On July 15, 2002, a class action and derivative complaint for damages was filed by The Buckeye Electric Company Retirement Plan (“the Plan”) on behalf of itself and other DPL Inc. Shareholders, and derivatively on behalf of DPL Inc., in the Court of Common Pleas Montgomery County, Ohio (Case No. 02-4511). The complaint names as defendants DPL Inc., selected executive officers of DPL Inc., the Board of Directors of DPL Inc. and PricewaterhouseCoopers LLP, DPL Inc.’s independent auditors. The Plan alleges breach of fiduciary duty, violation of the Ohio Securities Act, fraud, negligence, and misrepresentations by defendants in connection with the establishment and management of DPL Inc.’s portfolio of financial assets, which the Plan alleges were inappropriate investments not adequately disclosed to shareholders. The Plan and other class members seek damages of $855 million, damages of $200 million on behalf of DPL Inc., and unspecified punitive damages. DPL Inc. intends to vigorously defend the claims.

On August 2, 2002, a similar complaint was filed by Louis Lowenstein and Michelle Nazarovech on behalf of themselves and other DPL Inc. Shareholders, and derivatively on behalf of DPL Inc. in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0205898). The complaint names the same defendants as in the above referenced case as well as an officer of a subsidiary of DPL Inc., alleges an extended class period, adds an Ohio class action count and seeks damages of $1.1 billion on behalf of the named plaintiffs and the other class members.

Both cases have been removed to the U.S. District Court for the Southern District of Ohio (Case No. C-1-02-574 and C-3-02-355). A motion to consolidate is pending.

On August 9,2002, the plaintiffs in the Hamilton County action filed in that federal court a First Amended Action and Derivative Action Complaint, by which they dropped their claims for fraud and for violations of the Ohio Securities Act.

DPL Inc. intends to vigorously defend these claims.

Item 5.	Other Information

Rate Regulation and Government Legislation

The Federal Energy Regulatory Commission (“FERC”) issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations (“RTO”). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work toward participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO.

On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies’ proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. On May 28, 2002, DP&L filed with the FERC stating its intention to join the PJM Interconnection, L.L.C. (“PJM”), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM.

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

Environmental Considerations

The Ohio Environmental Protection Agency adopted rules that will constitute Ohio’s State Implementation Plan (“SIP”) for nitrogen oxide (“NOx”) reductions. The state rules are substantially similar to the reductions required under the federal Clean Air Act Section 126 rulemaking and federal NOx SIP rule. DP&L’s current NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the state SIP reduction requirements.

In April 2002, the United States Environmental Protection Agency (“US EPA”) issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in August 2003. The impact of the final rules cannot be determined at this time.

In July 2002, DP&L and other parties received notification from the US EPA that it considers them to be Potentially Responsible Parties for the clean up of hazardous substances at the South Dayton Landfill site in Dayton, Ohio. The US EPA has not provided an estimated cost for this site. The information available does not demonstrate that DP&L contributed hazardous substances to the site. DP&L will challenge this action.

Item 6.	Exhibits and Reports on Form 8-K

(a)   There are no exhibits required by Item 601 of Regulation S-K for the quarter ended June 30, 2002.

(b)   Reports on Form 8-K.

  No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.

(Registrant)

Date: August 14, 2002	/s/ Elizabeth M. McCarthy

Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)