Form 10-Q
period 2002-09-30
DPL INC
filed 2002-10-31
CIK 787250

Use these links to rapidly review the document
INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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

YES ☒ NO ☐

        Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value and Preferred Share Purchase Rights (Title of each class)	126,501,404 Shares (Outstanding at September 30, 2002)

DPL INC.

Part I. Financial Information

Item 1. Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		As Restated		As Restated
Revenues
Electric revenues	$341.1	$350.9	$891.3	$931.9
Other revenues, net of fuel costs	3.6	4.1	10.4	12.1

	344.7	355.0	901.7	944.0

Expenses
Fuel	70.7	70.6	172.9	185.3
Purchased power	26.2	20.4	67.5	58.6
Operation and maintenance	38.0	36.5	112.4	119.7
Depreciation and amortization	35.5	32.1	102.3	94.0
Amortization of regulatory assets, net	13.5	12.1	36.4	35.5
General taxes	29.8	26.4	82.8	75.1

Total expenses	213.7	198.1	574.3	568.2

Operating Income	131.0	156.9	327.4	375.8
Investment income (loss)	14.0	18.2	(91.8)	48.0
Other income (deductions)	5.0	4.1	(0.8)	(4.2)
Interest expense	(39.6)	(36.0)	(115.3)	(98.5)
Trust preferred distributions by subsidiary	(6.2)	(9.9)	(18.5)	(33.3)

Income Before Income Taxes and Cumulative Effect of Accounting Change	104.2	133.3	101.0	287.8
Income taxes	39.5	49.6	39.1	108.3

Income Before Cumulative Effect of Accounting Change	64.7	83.7	61.9	179.5
Cumulative effect of accounting change, net of tax	—	—	—	1.0

Net Income	$64.7	$83.7	$61.9	$180.5

Average Number of Common Shares Outstanding (millions)
Basic	119.0	118.8	119.1	119.1
Diluted	119.0	125.2	122.9	127.8
Earnings Per Common Share
Basic:
Income before cumulative effect of accounting change	$0.54	$0.70	$0.52	$1.51
Cumulative effect of accounting change	—	—	—	0.01

Total Basic	$0.54	$0.70	$0.52	$1.52

Diluted:
Income before cumulative effect of accounting change	$0.54	$0.67	$0.50	$1.40
Cumulative effect of accounting change	—	—	—	0.01

Total Diluted	$0.54	$0.67	$0.50	$1.41

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.705	$0.705

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in millions)

	Nine Months Ended September 30,
	2002	2001
		As Restated
Operating Activities
Net income	$61.9	$180.5
Adjustments:
Depreciation and amortization	102.3	94.0
Amortization of regulatory assets, net	36.4	35.5
Deferred income taxes	(37.8)	36.7
Investment (income) loss	99.1	(52.0)
Changes in working capital:
Accounts receivable	(13.6)	48.8
Accounts payable	(8.2)	(54.5)
Inventories	5.7	(14.2)
Accrued taxes payable	(3.0)	(41.3)
Accrued interest payable	(24.3)	(8.9)
Other	(18.9)	(1.2)

Net cash provided by operating activities	199.6	223.4

Investing Activities
Capital expenditures	(134.9)	(254.8)
Purchases of fixed income and equity securities	(223.2)	(262.1)
Sales of fixed income and equity securities	242.6	280.0
Income taxes on gain from sale of natural gas retail distribution operations	—	(90.9)

Net cash used for investing activities	(115.5)	(327.8)

Financing Activities
Issuance of short-term debt, net	33.1	12.9
Issuance of long-term debt, net of issue costs	—	396.1
Retirement of long-term debt	(7.6)	(6.4)
Dividends paid on common stock	(83.9)	(84.0)
Issuance of preferred securities	—	289.3
Retirement of preferred securities	—	(550.0)
Purchase of treasury stock	—	(35.9)

Net cash provided by (used for) financing activities	(58.4)	22.0

Cash and temporary cash investments—
Net change	25.7	(82.4)
Balance at beginning of period	7.5	131.9

Balance at end of period	$33.2	$49.5

Cash Paid During the Period for:
Interest and trust preferred distributions	$152.8	$135.8
Income taxes	$76.7	$150.5

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	At September 30, 2002	At December 31, 2001
		As Restated
ASSETS
Property
Property	$4,298.4	$4,176.6
Less: Accumulated depreciation and amortization	(1,790.6)	(1,694.3)

Net property	2,507.8	2,482.3

Current Assets
Cash and temporary cash investments	33.2	7.5
Accounts receivable, less provision for uncollectible accounts of $12.1 and $12.5, respectively	178.0	164.4
Inventories, at average cost	55.9	61.6
Prepaid taxes	8.4	54.8
Other	35.6	35.7

Total current assets	311.1	324.0

Other Assets
Financial assets:
Public Securities	201.7	183.1
Private Securities under the Equity Method	398.6	515.4
Private Securities under the Cost Method	436.8	444.3

	1,037.1	1,142.8
Income taxes recoverable through future revenues	34.6	39.2
Other regulatory assets	64.0	99.7
Other	192.3	187.9

Total other assets	1,328.0	1,469.6

Total Assets	$4,146.9	$4,275.9

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

(Dollars in millions)
(continued)

	At September 30, 2002	At December 31, 2001
		As Restated
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity—
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(90.6)	(93.5)
Accumulated other comprehensive income	(5.3)	(13.2)
Earnings reinvested in the business	841.5	891.1

Total common shareholders' equity	796.9	835.7
Preferred stock	22.9	22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.6	292.4
Long-term debt	2,142.4	2,150.8

Total capitalization	3,254.9	3,301.9

Current Liabilities
Accounts payable	96.9	115.3
Accrued taxes	45.5	84.7
Accrued interest	33.4	51.3
Short-term debt	44.9	12.0
Other	58.0	32.9

Total current liabilities	278.7	296.2

Deferred Credits and Other
Deferred taxes	303.8	343.9
Unamortized investment tax credit	55.8	58.0
Insurance and claims costs	113.3	123.6
Other	140.4	152.3

Total deferred credits and other	613.3	677.8

Contingencies (Note 6)
Total Capitalization and Liabilities	$4,146.9	$4,275.9

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

        1.    DPL Inc. ("DPL" or the "Company") has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL's 2001 Annual Report on Form 10-K/A.

        2.    As publicly announced on August 14, 2002, DPL's independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of DPL's financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share of which $3.5 million or $0.02 per share relates to the nine months ended September 30, 2001. The restated consolidated financial statement of results of operations for the three and nine months ended September 30, 2001 and balance sheet as of December 31, 2001 are included herein. Comparisons of restated and previously reported financial statement items for these periods are outlined below.

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
$ in millions except per share amounts	As Restated	As Previously Reported	As Restated	As Previously Reported
Consolidated Statement of Results of Operations
Total revenue	$355.0	$355.0	$944.0	$944.0
Total operating expenses	198.1	198.1	568.2	568.2
Investment income	18.2	21.3	48.0	53.2
Income before income taxes and cumulative effect of accounting change	133.3	136.5	287.8	293.1
Income taxes	49.6	50.7	108.3	110.1
Income before cumulative effect of accounting change	83.7	85.8	179.5	183.0
Net income	83.7	85.8	180.5	184.0
Earnings per share of common stock—Basic:
Income before extraordinary item and accounting change	$0.70	$0.72	$1.51	$1.53
Net income	$0.70	$0.72	$1.52	$1.54
Earnings per share of common stock—Diluted:
Income before extraordinary item and accounting change	$0.67	$0.69	$1.40	$1.43
Net income	$0.67	$0.69	$1.41	$1.44
Consolidated Statement of Cash Flows
Net income			$180.5	$184.0
Investment income (loss)			(52.0)	(47.9)
Net cash provided by operating activities			223.4	223.4

	December 31, 2001
$ in millions	As Restated	As Previously Reported
Consolidated Balance Sheet
Assets:
Net property	$2,482.3	$2,482.3
Total current assets	324.0	324.0
Financial assets	1,142.8	1,120.4
Total other assets	1,469.6	1,447.2
Total assets	4,275.9	4,253.5
Capitalization and Liabilities:
Accumulated other comprehensive income	(13.2)	(46.4)
Earnings reinvested in the business	891.1	909.7
Total shareholders' equity	835.7	821.1
Total capitalization	3,301.9	3,287.3
Total current liabilities	296.2	296.2
Deferred taxes	343.9	336.1
Total deferred credits and other	677.8	670.0
Total capitalization and liabilities	4,275.9	4,253.5

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

        The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income before cumulative effect of accounting change:

	Three Months Ended September 30,
	2002			2001 As Restated			2001 As Previously Reported
	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$64.7	119.0	$0.54	$83.7	118.8	$0.70	$85.8	118.8	$0.72
Effect of Dilutive Securities
Warrants		—			5.6			5.6
Stock Option Plan		—			0.8			0.8

Diluted EPS	$64.7	119.0	$0.54	$83.7	125.2	$0.67	$85.8	125.2	$0.69

	Nine Months Ended September 30,
	2002			2001 As Restated			2001 As Previously Reported
	Income	Shares	Per Share	(a) Income	Shares	Per Share	(a) Income	Shares	Per Share
Basic EPS	$61.9	119.1	$0.52	$179.5	119.1	$1.51	$183.0	119.1	$1.53
Effect of Dilutive Securities
Warrants		3.4			7.6			7.6
Stock Option Plan		0.4			1.1			1.1

Diluted EPS	$61.9	122.9	$0.50	$179.5	127.8	$1.40	$183.0	127.8	$1.43

  (a)
  Income before cumulative effect of accounting change

        4.    Comprehensive income for the three and nine months ended September 30, 2002 and 2001 consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2002	2001 As Restated	2001 As Previously Reported	2002	2001 As Restated	2001 As Previously Reported
Net income	$64.7	$83.7	$85.8	$61.9	$180.5	$184.0
Net change in unrealized gains (losses) on financial instruments net of reclassification adjustments, after tax	3.1	(24.2)	(15.5)	7.9	(122.8)	(101.8)

Comprehensive income	$67.8	$59.5	$70.3	$69.8	$57.7	$82.2

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
		As Restated		As Restated
Net revenues:
Electric	$244.2	$259.9	$650.9	$688.0
Other	3.6	4.1	10.4	12.1

Total	$247.8	$264.0	$661.3	$700.1

Operating income:
Electric	$131.4	$151.5	$331.3	$368.0
Other (a)	(0.4)	5.4	(6.4)	7.8

Total	131.0	156.9	324.9	375.8
Investment income (loss)	14.0	18.2	(91.8)	48.0
Other income (deductions)	5.0	4.1	(0.8)	(4.2)
Interest expense	(39.6)	(36.0)	(115.3)	(98.5)
Trust preferred distributions by subsidiary	(6.2)	(9.9)	(18.5)	(33.3)

Income before income taxes and cumulative effect of accounting change	$104.2	$133.3	$98.5	$287.8

(a)
Includes unallocated corporate items.

        6.    The Company has made investments in private equity funds managed by various investment firms. The Company may be called upon to make additional investments if and as investment firms purchase additional companies during the funds' investment period. Over the last several years, these investments have been funded from the return of previously invested capital gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $200 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just over three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $442 million during the next six years. These funds are saleable in an active secondary market although the breadth and quality of bids at any particular point in time cannot be predicted or assured. Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the start.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        As publicly announced on August 14, 2002, DPL Inc.'s ("DPL") independent accountant, PricewaterhouseCoopers, has required use of a different accounting method to recognize the investment results and valuation of DPL's financial asset portfolio. DPL agrees with this accounting method, which has been applied retroactively to 2001, and that recognizes income or loss from the financial asset portfolio in accordance with the equity and cost method of accounting. It is a non-cash change that adjusts the timing of when unrealized gains and losses are recognized in the income statement. Previously, they were reflected on the balance sheet in accumulated other comprehensive income. The revision resulted in a reduction in full year 2001 earnings of $19 million or $0.16 per share of which $3.5 million or $0.02 per share relates to the nine months ended September 30, 2001. See Note 2 to the financial statements for a description of the adjustments. All earnings per share numbers are stated before share dilution.

        DPL reported earnings for the third quarter of 2002 of $0.54 per share compared to restated earnings for the same quarter last year of $0.70 per share. DPL's operating income for the third quarter of 2002 decreased 17% to $131.0 million as a result of decreased wholesale margins and higher operating expenses as discussed below.

        Earnings for the year-to-date periods were $0.52 per share for 2002, after second quarter losses totaling $0.77 per share associated with certain financial assets, and $1.52 per share as restated for 2001. Current year-to-date operating income decreased 13% from the year ago period to $327.4 million as a result of decreased wholesale margins and higher operating expenses as discussed below.

        Results for 2001 included a second quarter operations and maintenance charge of $4.9 million before taxes or $0.03 per share after tax for a voluntary early retirement program and the accounting change for the adoption of the new accounting standard for derivatives in the first quarter of $0.01 per share. Before the effects of non-recurring items, 2001 earnings for the year-to-date period were $1.53 per share.

        Year-to-date results for the current year, exclusive of the net investment loss of $0.48 per share, were $1.00. DPL's 2002 basic earnings per share excluding investment income is currently estimated at $1.25 to $1.30 for the year. This compares to basic earnings per share excluding investment income and non-recurring items of $1.57 and $1.13 in 2001 and 2000, respectively. This current year estimate assumes normal weather in the fourth quarter, modest sales and economic recovery, continued pressure on energy prices, and political stability. Investment income contributed an average of $0.25 to basic earnings per share over the past three years, 2001, 2000, and 1999. Non-recurring items for 2001 consisted of the adoption of the new accounting standard for derivatives (+$0.01), charges associated with a voluntary early retirement program (-$0.03), and charges associated with a non-union workforce reduction program (-$0.03). Non-recurring items for 2000 consisted of recapitalization costs (-$0.26), costs to realign compensation programs (-$0.02), an extraordinary charge associated with the elimination of regulatory accounting for the generation business (-$0.32), and a gain from the sale of the natural gas retail distribution operations (+$0.95).

        Given the pressure on earnings caused by the current down cycle in the electric sector, and the uncertainty surrounding overall economic conditions, DPL is currently reviewing its estimate of 2003 earnings, and will provide guidance in the future.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Electric revenues	$341.1	$350.9	$891.3	$931.9
Fuel	70.7	70.6	172.9	185.3
Purchased power	26.2	20.4	67.5	58.6

Net electric revenues	$244.2	$259.9	$650.9	$688.0
Operating income	$131.0	$156.9	$327.4	$375.8

        The decrease in electric revenues in the third quarter and year-to-date periods from the previous year was primarily the result of lower wholesale revenues. Wholesale capacity and energy revenues decreased $34.4 million or 42% for the quarter and by $67.3 million or 41% for the nine months primarily as a result of lower wholesale electric commodity prices. The decreases in wholesale revenues were partially offset by increases in retail residential and commercial revenues resulting from warmer than normal weather in the current period. Retail residential and commercial revenues increased by $23.5 million or 13% for the quarter and by $25.2 million or 5% for the year-to-date period. Cooling degree days were 910 in the current quarter compared to 603 in the prior year, and 1,239 for the current year-to-date period compared to 886 in the prior year. Fuel and purchased power costs increased $5.9 million or 6% for the quarter compared to the prior year period, resulting from an increase in purchased power volumes, partially offset by lower average gas and coal prices. Fuel costs decreased $12.4 million or 7% for the nine months as a result of lower spot-market prices for coal and decreased production resulting from lower plant availability. Purchased power increased $8.9 million or 15% for the nine months this year compared to the prior year as a result of higher purchased power volumes, partially offset by lower average prices.

        Operation and maintenance expense increased $1.5 million or 4% and decreased by $7.3 million or 6% compared to last year's third quarter and year-to-date periods, respectively. Both comparison periods benefited from lower planned outage costs and lower ash disposal costs, which were offset by higher employee benefits expense.

        Depreciation and amortization expense increased $3.4 million or 11% and by $8.3 million or 9% compared to last year's third quarter and year-to-date periods, respectively, as a result of the addition of 544 megawatts of peaking generation capacity in the summer of 2001 valued at $215 million and the addition of 480 megawatts of peaking generation capacity in the summer of 2002 valued at $179 million.

        General taxes increased $3.4 million or 13% and by $7.7 million or 10% compared to last year's third quarter and year-to-date periods, respectively. The increases for both comparison periods were primarily attributable to the impact of the Ohio kWh excise tax that was first implemented in May 2001.

        Investment income in the current quarter is comprised of realized net gains and income from private securities under the equity method of $18.6 million, less losses of $3.5 million from the private securities under the cost method and $1.1 million from public securities. Investment income for the first nine months of 2002 is comprised of realized gains and income from private securities under the cost method of $18.0 million and of $5.4 million from public securities, less losses of $115.2 million from private securities under the equity method. The current year-to-date losses reflect global market conditions and current economics, political uncertainty, and currency devaluations in Latin America. Given continued uncertainty and instability in that region, particularly Argentina, DPL evaluated future return expectations and current valuations and, in the second quarter of 2002, wrote down those financial assets with declines in value below cost that were considered to be other than temporary. As of September 30, 2002, the financial assets total $1.0 billion, of which approximately 69% is invested in the United States/Canada, 21% in Europe, 6% in Asia/Australia, and 4% in Latin America.

        Other income (deductions) increased $0.9 million or 22% for the quarter and $3.4 million or 81% for the nine-month period. The increase for the current quarter was primarily attributable to a $4.4 million decrease in benefits costs and a $0.7 million increase in net derivative gains, partially offset by a $3.6 million decrease in insurance claims (see "Other Matters"). The increase for the year-to-date period was primarily attributable to insurance claims totaling $18.2 million in the current year-to-date period compared to $14.5 million in the prior year (see "Other Matters").

        Interest expense increased $3.6 million or 10% and by $16.8 million or 17% compared to last year's third quarter and year-to-date periods, respectively, primarily as a result of higher average long-term debt levels, partially offset by lower long-term interest rates and lower average short-term debt levels. The increase in interest expense was substantially offset by the decrease in Trust preferred distributions by subsidiary as discussed below.

        Trust preferred distributions by subsidiary decreased $3.7 million or 37% and by $14.8 million or 44% compared to last year's third quarter and year-to-date periods, respectively, as a result of the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding by $250 million and the coupon rate by .375 percentage points.

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

Capital Resources and Requirements

        Construction additions were $123 million for the first nine months of 2002 and are expected to approximate $170 million for the year. Current year results included significant progress on DPL's NOx compliance program, power plant maintenance, and the completion of DPL's combustion turbine program. DPL expects to finance its capital program in 2002 and 2003 with internal funds.

        DPL's financial assets of $1,037 million at September 30, 2002 are an additional capital resource, available to be invested in the energy sector when that market has favorable investment conditions. The financial asset portfolio is highly diversified both in terms of geography and industry, and is comprised of public and private debt and equity securities. Publicly traded securities comprise 19% of the portfolio and are valued at current market price. Private securities, with more than 500 companies represented, are carried at cost unless an other than temporary decline in value has been recognized or at DPL's share of the capital of the private equity fund, which reflects the value of the underlying companies. See "Market Risk" and "DPL's Financial Asset Portfolio" for a further discussion of the composition, risk and liquidity of the financial assets.

        During the first quarter of 2001, investing cash flows included a cash payment of $90.9 million for income taxes associated with the tax gain on the sale of the natural gas retail distribution assets and certain liabilities that occurred in October 2000.

        DPL and its subsidiaries have $200 million available through revolving credit agreements with a consortium of banks. Facility fees are approximately $0.3 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL's commercial paper program. DPL had no borrowings outstanding under these credit agreements and no commercial paper outstanding at September 30, 2002. The Dayton Power and Light Company ("DP&L"), a principal subsidiary of DPL, has $75 million available in short-term informal lines of credit. DP&L had no borrowings outstanding under these informal lines and $45 million in commercial paper outstanding at September 30, 2002.

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

        At September 30, 2002, DPL's and DP&L's senior debt credit ratings were as follows:

	DPL Inc.	DP&L	Outlook
Standard & Poor's Corp.	BBB-	BBB	Stable
Moody's Investors Service	Baa2	A2	Negative
Fitch	BBB	A	Negative

        These ratings, which were received in the third quarter as result of annual credit reviews, are lower than prior ratings and remain investment grade. The rating agencies cited pressure from reduced wholesale energy prices and concerns regarding the impact of the global economic downturn on the liquidity of DPL's financial asset portfolio as the reason for their actions.

Market Risk

        DPL's financial results are impacted by changes in electricity, coal, and gas commodity prices. Ten percent of DPL's expected 2002 revenues are from spot energy sales in the wholesale market and sales of peaking capacity. For the summer of 2002, DPL had sold forward approximately 80% of its available 1,100 megawatts of peaking capacity. For the summer of 2003, DPL expects to have 1,100 megawatts of peaking capacity available for the wholesale market, none of which has been sold forward at this time. Fuel and purchased power costs represented 41% of total operating costs in 2001. DPL has fully contracted its coal needs for 2002 and approximately 90% for 2003. A 2% change in overall fuel costs would result in a $3.5 million change in net income.

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

	Expected Maturity Date
	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value
Long-term Debt
Amount ($in millions)	$8	$9	$511	$13	$16	$1,602	$2,159	$2,234
Average rate	7.8%	7.8%	6.7%	7.8%	7.8%	7.4%	7.3%

        Because the long-term debt is at a fixed rate, the primary market risk to DPL is short-term interest rate risk. The carrying value and fair value of short-term debt was $45 million with a weighted-average interest rate of 2.0% at September 30, 2002. The interest expense risk resulting from a hypothetical 10% increase/decrease in the quarterly weighted-average cost of this debt is negligible.

        The fair value of fixed income and equity securities was $1,059 million and $1,147 million at September 30, 2002 and December 31, 2001, respectively. The equity price risk related to these securities is affected by economic and political conditions and is estimated at a potential increase/decrease in fair value of $106 million at September 30, 2002, resulting from a hypothetical 10%

increase/decrease in the value of the underlying securities. DPL is also exposed to foreign currency risk related to certain of its international investments.

DPL's Financial Asset Portfolio

        DPL's Financial Asset portfolio totaled approximately $1.0 billion as of September 30, 2002. The portfolio consists of publicly traded securities as well as private investments with 27 Investment Firms managed by experienced investment professionals who make investment decisions and manage underlying companies.

Financial Assets—Purpose

        DPL's Financial Assets are available to be deployed to the energy sector when and as favorable and appropriate investment opportunities become available.

        The Company's Financial Asset investment objectives have been and continue to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

        The Company's investment program began in 1995, and has grown with the Financial Assets now totaling approximately $1.0 billion. The Company anticipates making additional private equity investments with these Investment Firms.

Financial Assets—Types

        Publicly traded securities include liquid public equity or shorter term fixed income securities and, on occasion, treasury securities. Approximately 19% or $200 million of the Financial Assets was invested in this asset class as of September 30, 2002. These assets can be liquidated in the public markets.

        Private securities are passive investments in private equity funds managed by the 27 Investment Firms. The Company may be called upon to make additional investments if and as the Investment Firms purchase additional companies during the funds' investment period. Over the last several years, these investments have been funded from the return of previously invested capital and gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $200 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $442 million during the next six years. These fund investments are saleable in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured. Investments by these Investment Firms and thus DPL's investments are designed to be self-liquidating over time, typically five to seven years from the start.

Financial Assets—Private Investments

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

        Diversification—In order to help mitigate investment risk, the private part of the Financial Assets is broadly diversified in terms of concentration of investment in particular companies, industry sector and region. DPL's investment in a particular fund is typically less than 5% and rarely more than 10% of the capital pool available to the fund. The geographic allocation of the investments at September 30, 2002 is as follows:

Geographical Region	% of DPL Portfolio Holdings
ARGENTINA	2.3%
AUSTRALIA	0.3%
BELGIUM	0.1%
BERMUDA	0.6%
BRAZIL	1.0%
CANADA	1.0%
CHILE	0.1%
CHINA	1.6%
CZECH REPUBLIC	0.2%
FRANCE	0.7%
GERMANY	1.0%
INDIA	1.7%
INDONESIA	0.4%
IRELAND	0.1%
ISRAEL	0.3%
ITALY	2.4%
JAPAN	0.4%
KOREA	1.4%
LUXEMBOURG	0.2%
MEXICO	0.3%
NETHERLANDS	2.9%
NORWAY	0.1%
POLAND	0.1%
PORTUGAL	0.4%
SINGAPORE	0.2%
SPAIN	0.5%
SWEDEN	0.2%
SWITZERLAND	0.1%
UK	11.2%
USA	49.0%
Private	81%
Public	19%

        DPL's investments in Denmark, Hong Kong, Taiwan and Uruguay represent less than one tenth of 1% of the portfolio holdings.

        Passive Nature of Investments—DPL's investment with the Investment Firms is passive in that DPL and the other qualified investors rely on the professionals managing the Investment Firms to make investment decisions with respect to deployment of fund assets within a fund's parameters and to manage investments until exit.

        DPL consults with the investment professionals of each Firm on a periodic basis and is provided access to information regarding each fund's investments, subject to applicable confidentiality agreements.

        As an investor in the funds, DPL receives audited annual financial statements for each private equity fund prepared by recognized U.S. and international accounting firms.

Financial Assets—Performance to Date

        Since inception, the financial assets have had cumulative gains of $423 million and cumulative losses of $294 million, including the second quarter 2002 write-down reflected in DPL's financial statements included as part of this filing.

        The net gain for DPL since inception of the financial asset portfolio stands at $129 million as of September 30, 2002.

Critical Accounting Policies

        The accounting policies described below are viewed by management as critical because their application is the most relevant and material to DPL's results of operations and financial position and these policies require the use of material judgments and estimates.

        Regulatory Assets: DPL capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. See Note 4 to the consolidated financial statements in DPL's 2001 Annual Report on Form 10-K/A for further discussion of regulatory matters. DPL applied judgment in the use of this principle when it concluded, as of December 31, 2000, that as a result of deregulation $63.7 million of generation related regulatory assets were no longer probable of recovery, and wrote off these assets as an extraordinary charge. These estimates are based on expected usage by customer class over the designated recovery period. At September 30, 2002, $61.1 million of generation related regulatory assets remain on the balance sheet to be recovered over the remaining transition period ending December 31, 2003.

        Unbilled Revenues: DPL records revenue for retail and other energy sales under the accrual method. For retail customers, revenues are recognized when the services are provided on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the reporting period. These estimates are based on the volume of energy delivered, historical usage and growth by customer class, and the impact of weather variations on usage patterns. Unbilled revenues recognized at September 30, 2002 totaled $52.6 million.

        Financial Assets: DPL accounts for its investments in debt and publicly traded equity securities by classifying the securities into different categories, held-to-maturity and available-for-sale. Available-for-sale securities are carried at fair value and unrealized gains and losses, net of deferred income taxes, are presented as a separate component of shareholders' equity. Financial instruments classified as held-to-maturity are carried at amortized cost. The value of public equity security investments is based upon market quotations. The cost basis for equity securities and fixed income investments is average cost and amortized cost, respectively.

        DPL accounts for its private investments under either the cost or equity method of accounting. Under the cost method, DPL's private investments are carried at cost unless an other than temporary decline in value is recognized, and income is recognized as distributed by the private equity fund. Under the equity method, private investments are carried at DPL's share of the capital of the private equity fund, which reflects the value of the underlying companies and DPL recognizes its share of income reported by the private equity fund, which includes unrealized gains and losses. These valuations require the use of judgment to determine when declines in value below cost are other than temporary. See "Results of Operations", "Capital Resources and Requirements", "Market Risk" and "DPL's Financial Asset Portfolio" for further discussion on the financial assets.

        Insurance and Claims Costs: A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. "Insurance Claims and Costs" on the Consolidated Balance Sheet includes insurance reserves of approximately $76 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, receivables for insurance claims for DP&L, or the release of the appropriate reserves will occur and be reflected in income. As of September 30, 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy. Of this amount, $7.3 million was reported as other income during the first quarter of 2002. During the third quarter of 2002, $10.9 million was released from the business interruption insurance policy reserve and was reported as other income.

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

DPL INC.

OPERATING STATISTICS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Sales (millions of kWh)—
Residential	1,543	1,306	4,024	3,802
Commercial	1,047	966	2,809	2,762
Industrial	1,214	1,233	3,416	3,476
Other retail	379	358	1,057	1,029

Total retail	4,183	3,863	11,306	11,069
Wholesale	1,357	1,278	3,249	3,140

Total	5,540	5,141	14,555	14,209
Revenues (thousands of dollars)—
Residential	$136,806	$117,249	$351,844	$330,849
Commercial	70,543	66,635	198,162	193,959
Industrial	61,115	61,992	174,031	174,671
Other retail	25,022	22,987	69,974	67,829

Total retail	293,486	268,863	794,011	767,308
Wholesale	47,627	82,006	97,274	164,588

Total	$341,113	$350,869	$891,285	$931,896
Electric customers at end of period	503,350	500,271	503,350	500,271

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        See the "Market Risk" section of Item 2.

Item 4. Controls and Procedures

        Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1. Legal Proceedings

        On July 15, 2002, a class action and derivative complaint (the "Buckeye Action") for damages was filed by The Buckeye Electric Company Retirement Plan ("the Plan") on behalf of itself and other DPL Shareholders, and derivatively on behalf of DPL, in the Court of Common Pleas for Montgomery County, Ohio. The defendants are DPL, selected executive officers of DPL, an officer of a DPL subsidiary, the Board of Directors of DPL, and PricewaterhouseCoopers LLP, DPL's independent auditors. Defendants removed the Buckeye Action to the U. S. District Court for the Southern District of Ohio (Case No. C-3-02-355). The First Amended Complaint alleges violations of federal securities laws, breach of fiduciary duty, breach of the duty of care, corporate waste, breach of the duty of loyalty and self-dealing, fraud, negligence and misrepresentations by defendants in connection with the establishment and management of DPL's portfolio of financial assets, which the Plan alleges were inappropriate investments not adequately disclosed to shareholders. The First Amended Complaint also alleges claims related to PricewaterhouseCoopers and its accounting and auditing of DPL's financial portfolio. The Plan and other class members seek compensatory and punitive damages of not less than $1.1 billion, compensatory damages of $200 million on behalf of DPL, and unspecified punitive damages, attorney's fees, and costs.

        On August 2, 2002, a similar class action complaint (the "Lowenstein Action") was filed by Louis Lowenstein and Michelle Nazarovech on behalf of themselves and other DPL shareholders and derivatively on behalf of DPL in the Court of Common Pleas, Hamilton County, Ohio. The defendants are the same as the Buckeye Action. Defendants removed the Lowenstein Action to the U. S. District Court for the Southern District of Ohio (Case No. C-1-02-574). The First Amended Complaint alleges claims for breach of fiduciary duty, violation of Ohio Rev. Code § 1701.93, negligence, breach of the duty of care, corporate waste, breach of the duty of loyalty, and self-dealing. The First Amended Complaint seeks damages similar to those in the Buckeye Action. A motion to consolidate the Lowenstein Action with the Buckeye Action is pending.

        On September 13, 2002, the Austern Trust (the "Trust") filed a complaint derivatively on behalf of DPL (the "Austern Trust Action") against the same defendants named in the Buckeye and Lowenstein Actions. The Trust filed the case in the Court of Common Pleas, Hamilton County, Ohio, and defendants removed it to the U. S. District Court for the Southern District of Ohio (Case No. C-1-02-750). This complaint alleges derivative claims for breach of fiduciary duty, self-dealing, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and negligence. The Trust seeks compensatory and punitive damages in excess of $200 million, and attorney's fees, and costs, on behalf of DPL. A motion to consolidate the Austern Trust Action with the Buckeye Action is pending.

        The plaintiffs in the Buckeye, Lowenstein, and Austern Trust Actions are all represented by the same legal counsel.

        On October 8, 2002, Robert Garfield filed a class action complaint (the "Garfield Action") on behalf of himself and other DPL shareholders against DPL and selected executive officers of DPL in the U.S. District Court for the Southern District of Ohio (Case No. C-3-02-460). On October 17, 2002, a similar class action complaint (Case No. C-3-02-479) was filed in the same court by Malcolm Rosenfeld (the "Rosenfeld Action"). Both of the complaints recite many of the same allegations set forth in the Buckeye Action, Lowenstein Action, and Austern Trust Action and allege violations of the federal securities laws and demands unspecified compensatory damages, attorney's fees, and costs, and pre-judgment interest.

        On October 23, 2002, Judy Nelson filed a complaint derivatively on behalf of DPL ("the Nelson Action") against selected executive officers of DPL Inc. in the Court of Common Pleas for

Montgomery County, Ohio (Case No. 02-7042). This complaint recites many of the same allegations set forth in the Buckeye, Lowenstein, Austern Trust, Garfield, and Rosenfeld Actions. The Nelson Action alleges breach of fiduciary duty and seeks unspecified compensatory damages, attorney's fees and costs, and prejudgment interest.

        On October 29, 2002, Sally Wasson filed a complaint derivatively on behalf of DPL ("the Wasson Action") against selected executive officers of DPL Inc., former officers, and directors in the Court of Common Pleas for Montgomery County, Ohio (Case No. 02-7190). This complaint recites many of the same allegations set forth in the Buckeye, Lowenstein, Austern Trust, Garfield, Rosenfeld, and Nelson Actions. The Wasson Action alleges breach of fiduciary duty and seeks unspecified compensatory damages, and attorney's fees and costs.

        DPL intends to vigorously defend all of these cases.

Item 5. Other Information

Rate Regulation and Government Legislation

        The Federal Energy Regulatory Commission ("FERC") issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations ("RTO"). The rule required that all public utilities that own, operate, or control interstate transmission file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work toward participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an Order that did not approve the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance Companies' proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. On May 28, 2002, DP&L filed with the FERC stating its intention to join the PJM Interconnection, L.L.C. ("PJM"), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM. On September 30, 2002, DP&L signed an implementation agreement with PJM with the expectation that DP&L will be fully integrated into the PJM market by May 1, 2003.

        On July 31, 2002, the FERC issued a Standard Market Design Notice of Proposed Rulemaking ("SMD NOPR"). The SMD NOPR establishes a set of rules to standardize wholesale electric market design to create wholesale competition and efficient transmission systems. The impact of this rulemaking cannot be determined at this time.

        DP&L was granted market-base rate authority pursuant to an Order dated September 29, 1996. On September 27, 2002, DP&L filed an updated market power analysis with the FERC in support of its authority to sell power at market-based rates.

        On September 12, 2002, the Ohio Consumers' Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the Public Utilities Commission of Ohio ("PUCO"). The complaint alleges DP&L has failed to join and transfer operational control to a FERC approved RTO. DP&L filed a motion to dismiss the complaint on October 24, 2002. While DP&L intends to vigorously defend this case, the impact of the complaint cannot be determined at this time.

        On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service Standards for all of Ohio's investor-owned electric utilities. This Order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On March 21, 2002, the PUCO staff issued modifications to rules, which are designed to guide the electric utility companies as they enter deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and noncompetitive electric service and safety standards. DP&L submitted comments on the proposed rules on April 18, 2002. The PUCO issued the final rules on September 26, 2002. The cost to DP&L of compliance with these rules as issued but not yet adopted by the Joint Committee on Agency Rule Review is not expected to be material.

        On October 10, 2002, the PUCO initiated a proceeding to review the financial condition of major public utilities in Ohio. The purpose of this review is to ensure that any adverse financial consequences of parent or affiliated companies unregulated operations do not impact the financial integrity of the regulated public utility. The PUCO is not requesting any financial information from the utilities at this time. The PUCO is accepting comments until November 11, 2002 on the scope of this review. The impact of this review cannot be determined at this time.

        On October 28, 2002, DP&L filed with the PUCO requesting an extension of its market development period from December 31, 2003 to December 31, 2005. If approved by the PUCO, the extension of the market development period will continue DP&L's current rate structure and provide its retail customers with rate stability.

Environmental Considerations

        The Ohio Environmental Protection Agency adopted rules that will constitute Ohio's State Implementation Plan ("SIP") for nitrogen oxide ("NOx") reductions. The state rules are substantially similar to the reductions required under the federal Clean Air Act Section 126 rulemaking and federal NOx SIP rule. DP&L's current NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the state SIP reduction requirements.

        In April 2002, the United States Environmental Protection Agency ("US EPA") issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in August 2003. The impact of the final rules cannot be determined at this time.

        In September 2002, DP&L and other parties received a special notice that the US EPA considers them to be Potentially Responsible Parties for the clean up of hazardous substances at the South Dayton Landfill site in Dayton, Ohio. The US EPA seeks recovery of past costs and funding for a Remedial Investigation and Feasibility Study. The US EPA has not provided an estimated clean-up cost for this site. The information available does not demonstrate that DP&L contributed hazardous substances to the site. DP&L will challenge this action.

        On July 29, 2002, the Bush Administration offered proposed legislation known as the "Clear Skies" initiative. The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010. Senator Jeffords also offered a competing multi-pollutant proposal calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates. Neither proposal is expected to be passed in 2002. The impact of the potential legislation, if passed, cannot be determined at this time.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  There are no exhibits required by Item 601 of Regulation S-K for the quarter ended September 30, 2002.

  (b)
  Reports on Form 8-K.

    On August 14, 2002, DPL Inc. filed a Form 8-K reporting under Item 9 that the Chief Executive Officer and Chief Financial Officer of DPL Inc. each filed sworn statements with the Securities and Exchange Commission ("SEC") as required by the SEC's June 27, 2002 order. DPL Inc. also reported that it filed its Annual Report on Form 10-K/A for the year ended December 31, 2001, Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2002, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC. (Registrant)
Date:	October 30, 2002	/s/ ELIZABETH M. MCCARTHY Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)

CERTIFICATIONS

I, Elizabeth M. McCarthy, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of DPL Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002
Signature:	/s/ ELIZABETH M. MCCARTHY
Print Name:	Elizabeth M. McCarthy
Title:	Group Vice President and Chief Financial Officer

CERTIFICATIONS

I, Allen M. Hill, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of DPL Inc.;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a)
    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)
    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
    a)
    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	October 30, 2002
Signature:	/s/ ALLEN M. HILL
Print Name:	Allen M. Hill
Title:	Chief Executive Officer