Form 10-K
period 2002-12-31
DPL INC
filed 2003-02-20
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 1-9052

DPL INC.
(Exact name of registrant as specified in its charter)

OHIO	31-1163136
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
1065 Woodman Drive, Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Outstanding at December 31, 2002	Name of each exchange on which registered

Common Stock, $0.01 par value
and Preferred Share Purchase Rights	126,501,404	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  |X|   NO  |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 126-2). YES  |X|   NO  |_|

The aggregate market value of the common stock held by nonaffiliates of the registrant as of December 31, 2002 was $1,940,531,537 based on a closing price of $15.34 on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of the registrant are incorporated by reference into Part III.

DPL INC.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2002

Available Information

DPL makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. DPL’s Internet website address is www.dplinc.com.

PART I

Item 1 - Business

DPL INC.

DPL Inc. (“DPL”) was organized in 1985 under the laws of Ohio to engage in the acquisition and holding of securities of corporations for investment purposes. The executive offices of DPL are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (“DP&L”). DP&L is a public utility incorporated under the laws of Ohio in 1911. DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L’s 24 county service area is generated at eight power plants and is distributed to more than 500,000 retail customers. Principal industries served include automotive, food processing, paper, technology, and defense. DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.

Other subsidiaries of DPL include DPL Energy, LLC (“DPLE”), which engages in the operation of peaking generating facilities, and marketing of wholesale electric energy; Plaza Building, Inc., which owns all the capital stock of MVE, Inc.; MVE, Inc., which provides financial support services to DPL and its subsidiaries; and Miami Valley Insurance Company, an insurance company for DPL and its subsidiaries.

DPL and its subsidiaries are exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates solely in Ohio.

DPL and its subsidiaries employed 1,478 persons as of December 31, 2002, of which 1,231 were full-time employees and 247 were part-time employees.

COMPETITION

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers as of January 1, 2001. Under the legislation, electric generation, aggregation, power marketing, and power brokerage services supplied to retail customers in Ohio are deemed to be competitive and are not subject to supervision and regulation by the Public Utilities Commission of Ohio (“PUCO”). As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. DP&L received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduced annual revenue by approximately $14 million; rate certainty for the three-year period for customers that continue to purchase power from DP&L; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives.

On October 28, 2002, DP&L filed with the PUCO requesting an extension of its market development period from December 31, 2003 to December 31, 2005. If approved by the PUCO as requested, the extension of the market development period will continue DP&L’s current rate structure and provide its retail customers with rate stability. It is unknown when the PUCO will rule on this request.

On September 30, 1996, the Federal Energy Regulatory Commission (“FERC”) conditionally accepted DP&L’s market-based sales tariff, which allowed DP&L to sell wholesale generation supply at prices that reflect current market prices. At the same time, the FERC approved the application and authorization of DPLE to sell and broker wholesale electric power and also charge market-based prices for such power. DPL Energy Resources, Inc. and Miami Valley Lighting, LLC filed at the FERC for market-based rate authority on November 16, 2000 and received FERC authority on December 13, 2000 and December 15, 2000, respectively. DPL Energy Resources, Inc. received approval from the PUCO on December 8, 2000 to provide competitive retail electric service. On September 27, 2002, DP&L filed an updated market power analysis with the FERC in support of its authority to sell power at market-based rates.

DPL competes through its principal subsidiaries, DP&L and DPLE. DP&L competes with privately and municipally owned electric utilities and rural electric cooperatives, and other alternate fuel suppliers on the basis of price and service. DPLE markets over 4,600 megawatts of generation capacity in retail and wholesale energy markets.

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

DP&L provides transmission and wholesale electric service to twelve municipal customers, which distribute electricity within their corporate limits. In addition to these municipal customers, DP&L maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements. Sales to municipalities represented 1.2% of total electricity sales in 2002.

The municipal agreements provide, among other things, for the sale of firm power by DP&L to the municipalities on specified terms. However, the parties disagreed in their interpretation of this portion of the agreement and DP&L filed suit against the eleven municipalities on December 28, 1998. The dispute was subsequently settled in 1999. In December 1999, DP&L filed a second suit against the municipalities to claim the municipalities’ initial failure to pay for certain services rendered under the contract. The municipalities filed a complaint at the FERC claiming violation of a mediation clause. On November 4, 2002, the FERC issued an order in the case that was favorable to DP&L, and is not expected to result in a material impact on DP&L’s financial position.

The FERC issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations (“RTO”). The rule required that all public utilities that own, operate, or control interstate transmission lines file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work toward participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an order rejecting the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance RTO companies’ proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. As of December 31, 2002, DPL had invested approximately $8 million in its efforts to join the Alliance RTO. The FERC recognized in its order that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.

On May 28, 2002, DP&L filed a notice with the FERC stating its intention to join the PJM Interconnection, L.L.C. (“PJM”), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM. On September 30, 2002, DP&L signed an implementation agreement with PJM with the expectation that DP&L will be fully integrated into the PJM market by May 1, 2003. On December 11, 2002, DP&L executed the PJM West Transmission Owners Agreement and along with the other new PJM companies, jointly submitted the PJM Open Access Transmission Tariff (“OATT”) filing. This filing adopts a transitional rate design that will maintain revenue and cost neutrality while eliminating all seams within the newly expanded PJM.

On September 12, 2002, the Ohio Consumers’ Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that DP&L had failed to join and transfer operational control to a FERC approved RTO. DP&L filed a motion to dismiss the complaint on October 24, 2002. While DP&L intends to vigorously defend this case, the impact of the complaint cannot be determined at this time.

On July 31, 2002, the FERC issued a Standard Market Design Notice of Proposed Rulemaking (“SMD NOPR”). The SMD NOPR establishes a set of rules to standardize wholesale electric market design to create wholesale competition and efficient transmission systems. The impact of this proposed rulemaking on DP&L cannot be determined at this time.

On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service and Safety Standards for all of Ohio’s investor-owned electric utilities. This order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO staff, which were designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000. The rules were finalized by the PUCO in June 2000 and did not have a material impact on DP&L’s financial position.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service related functions of investor-owned electric utilities. The proposed modifications impact billing, collections, allocation of customer payments, meter reading, and distribution circuit performance. DP&L submitted comments and reply comments on the proposed rules, and filed an application for rehearing on October 26, 2002. The PUCO issued the final rules on September 26, 2002, but has granted applications for rehearing to provide more time for rule review. The cost to DP&L of compliance with these rules is unknown at this time.

CONSTRUCTION PROGRAM

Construction additions are expected to approximate $110 million in 2003 and were $166 and $339 million in 2002 and 2001, respectively. The capital program includes the development of natural gas-fired combustion turbine generation peaking units and environmental compliance as follows:

$ in millions	2003*	2002	2001

Generation peaking units	$ —	$35	$173
Environmental compliance	40	69	58

*Expected

Current year construction expenditures included significant progress on DPL’s NOx compliance program, power plant maintenance, and the completion of DPL’s combustion turbine program. The final phase of the combustion turbine program came on line in July 2002, adding 480 megawatts valued at $179 million. DPL’s generating capacity now totals more than 4,600 megawatts, with a generation mix of 65% low-cost coal-fired and 35% natural gas-fired generation. DPL has not contracted for further capacity additions.

Construction plans are subject to continuing review and are expected to be revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of external funds at reasonable cost, and adequate and timely rate recovery. DPL expects to finance its construction program in 2003 with internal funds.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions. The potential impact of these events on DPL’s operations cannot be estimated at this time.

ELECTRIC OPERATIONS AND FUEL SUPPLY

DPL’s present winter generating capability is 4,787,000 KW. Of this capability, 2,843,000 KW (approximately 59%) is derived from coal-fired steam generating stations and the balance consists of combustion turbine and diesel-powered peaking units. Approximately 87% (2,472,000 KW) of the existing steam generating capability is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company (“CG&E”) or with CG&E and Columbus Southern Power Company (“CSP”). Each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.

The remaining steam generating capability (371,000 KW) is derived from a generating station owned solely by DP&L. DP&L’s all-time net peak load was 3,130,000 KW, occurring in 1999. The present summer generating capability is 4,447,000 KW.

				MW Rating

		Operating		DPL
Station	Ownership*	Company	Location	Portion	Total

Coal Units

Hutchings	W	DP&L	Miamisburg, OH	371	371
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	820	2,340
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	210	420
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300

Combustion Turbines or Diesel

Hutchings	W	DP&L	Miamisburg, OH	33	33
Yankee Street	W	DP&L	Centerville, OH	138	138
Monument	W	DP&L	Dayton, OH	12	12
Tait	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Gas Turbines 1-3	W	DP&L	Moraine, OH	304	304
Killen	C	DP&L	Wrightsville, OH	16	24
Stuart	C	DP&L	Aberdeen, OH	3	10
Greenville	W	DPLE	Greenville, OH	236	236
Darby Station Units 1-6	W	DPLE	Darby, OH	480	480
Montpelier Units 1-4	W	DPLE	Montpelier, IN	224	224
Tait Units 4-7	W	DPLE	Moraine, OH	320	320

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

DP&L generated 97% of its electric output from coal-fired units in 2002. The remainder was from oil or natural gas-fired units, which were used to meet peak demands.

DP&L has contracted approximately 95% of its total coal requirements for 2003 with the balance to be obtained by spot market purchases. The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices. Each contract has features that will limit price escalations in any given year.

The average fuel cost per kilowatt-hour (“kWh”) generated of fuel burned for electric generation (coal, gas and oil) for the year was 1.26¢ in 2002, 1.31¢ in 2001, and 1.18¢ in 2000. With the onset of competition in January 2001, the Electric Fuel Component became part of the Standard Offer Generation Rate. See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

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

Based on existing regulatory authorization, regulatory assets on the Consolidated Balance Sheet include:

	At December 31,
($ in millions)	2002	2001

Regulatory transition costs (a)	$49.3	$97.2
Income taxes recoverable through
future revenues (b)	34.6	39.2
Other costs (b)	21.8	20.7

Total	$105.7	$157.1

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

The PUCO is composed of five commissioners appointed to staggered five-year terms. The current Commission is composed of the following members:

Name	Beginning of Term	End of Term

Judith A. Jones	April 2002	April 2007
Clarence D. Rogers	February 2001	April 2006
Rhonda H. Fergus	April 2000	April 2005
Chairman Alan R. Schriber	April 1999	April 2004
Donald L. Mason	April 1998	April 2003

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

In November 1999, the United States Environmental Protection Agency (“USEPA”) filed civil complaints and Notices of Violations (“NOVs”) against operators and owners of certain generation facilities for alleged violations of the CAA. Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP. DP&L was not identified in the NOVs, civil complaints or state actions. In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing. Therefore, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L. In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA. The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest. DPL will vigorously challenge the NOV. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L.

On November 22, 2002, the USEPA announced its final rule package on New Source Review reform and its proposed rule on the definition of “routine maintenance, repair and replacement.” On December 31, 2002, the final and proposed rules were published in the Federal Register. Several northeast states have brought lawsuits challenging the final rule in the United States Court of Appeals for the District of Columbia. While DP&L will conduct an extensive review of the published rules, it does not expect the rule changes to have a material effect on DP&L’s financial position, earnings, or cash flow.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (“SIPs”) under the CAA. The modified SIPs are likely to result in further nitrogen oxide (“NOx”) reduction requirements placed on coal-fired generating units by 2004. In order to meet these NOx requirements, DP&L’s capital expenditures are estimated to total approximately $175 million, of which $136 million has been spent to-date. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rule an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the USEPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L’s facilities were identified, among many others, in the rulemaking. In January 2002, the USEPA announced that reductions required under the CAA Section 126 rulemaking will be extended until May 31, 2004 to be consistent with the NOx SIP rule. DP&L’s current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

On July 18, 2002, the Ohio Environmental Protection Agency (“Ohio EPA”) adopted rules that will constitute Ohio’s SIP for NOx reductions. The state rules are substantially similar to the reductions required under the federal CAA Section 126 rulemaking and federal NOx SIP rule. The USEPA has conditionally approved Ohio’s NOx SIP. On January 16, 2003, the USEPA’s final approval of Ohio’s NOx SIP appeared in the Federal Register. DP&L’s current NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the state SIP reduction requirements.

On December 14, 2000, the USEPA issued a determination that coal- and oil-fired electric generating units should be regulated for emissions of mercury and hazardous air pollutants. The USEPA is expected to issue proposed rules by December 2003 and final rules by December 2004. The impact of the regulatory determination cannot be determined at this time.

In March 2002, the United States Court of Appeals for the District of Columbia upheld the USEPA’s National Ambient Air Quality Standards for ozone and fine particles. The USEPA is conducting a rulemaking regarding these standards. The impact of these standards and rules can not be determined at this time.

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in February 2004. The impact of the final rules cannot be determined at this time.

On July 29, 2002, the Bush Administration offered proposed legislation known as the “Clear Skies” initiative. The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010. Senator Jeffords also offered a competing multi-pollutant proposal calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates. Neither proposal was passed in 2002. Several competing proposed bills revising the air pollution laws have emerged in the 108th session of Congress. The impact of the potential legislation, if passed, cannot be determined at this time.

Land Use

DP&L and numerous other parties have been notified by the USEPA or the Ohio EPA that it considers them Potentially Responsible Parties (“PRP’s”) for clean-up at three superfund sites in Ohio: the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio; the Tremont City Landfill in Springfield, Ohio; and the South Dayton Dump landfill site in Dayton, Ohio.

DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRP’s for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed hazardous substances to the site. The Ohio EPA has not provided an estimated cost for this site. In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRP’s that should be liable for a portion of clean-up costs at the site. While DP&L does not believe it disposed of any hazardous waste at this site, it has entered into an Agreement in Principle with the PRP group to settle any alleged liability for an immaterial amount. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

DP&L and numerous other parties received notification from the USEPA in January 2002 for the Tremont City site. The available information does not demonstrate that DP&L contributed any hazardous substances to the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

In September 2002, DP&L and other parties received a special notice that the USEPA considers them to be PRP’s for the clean up of hazardous substances at the South Dayton Dump landfill site in Dayton, Ohio. The USEPA seeks recovery of past costs and funding for a Remedial Investigation and Feasibility Study. The USEPA has not provided an estimated clean-up cost for this site. The information available does not demonstrate that DP&L contributed hazardous substances to the site. DP&L will challenge this action. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

DPL INC.

OPERATING STATISTICS
ELECTRIC OPERATIONS

	Years Ended December 31

	2002	2001	2000

Electric Sales (millions of kWh)
Residential	5,302	4,909	4,816
Commercial	3,710	3,618	3,540
Industrial	4,472	4,568	4,851
Other retail	1,405	1,369	1,370

Total retail	14,889	14,464	14,577
Wholesale	4,358	3,591	2,946

Total	19,247	18,055	17,523

Operating Revenues (thousands)
Residential	$463,197	$429,932	$422,733
Commercial	264,604	257,663	245,097
Industrial	227,960	229,211	236,670
Other retail	93,316	91,011	91,193

Total retail	1,049,077	1,007,817	995,693
Wholesale	124,468	178,352	112,328

Total	$1,173,545	$1,186,169	$1,108,021

Electric Customers at End of Period
Residential	449,153	447,066	444,683
Commercial	47,400	46,815	46,218
Industrial	1,905	1,908	1,928
Other	6,304	6,318	6,156

Total	504,762	502,107	498,985

NOTE: See Note 12 to Consolidated Financial Statements for additional information.

DPL INC.
OPERATING STATISTICS
GAS OPERATIONS

	Years Ended December 31

	2002	2001	2000

Gas Sales (thousands of MCF)
Residential	—	—	18,538
Commercial	—	—	5,838
Industrial	—	—	2,034
Public authorities	—	—	776
Transportation gas delivered	—	—	16,105

Total	—	—	43,291

Operating Revenues (thousands)
Residential	—	—	$119,460
Commercial	—	—	35,262
Industrial	—	—	11,114
Public authorities	—	—	4,466
Other	—	—	13,554

Total	—	—	$183,856

Gas Customers at End of Period
Residential	—	—	—
Commercial	—	—	—
Industrial	—	—	—
Public authorities	—	—	—

Total	—	—	—-

NOTE:
1) DP&L completed the sale of its natural gas retail distribution assets and certain liabilities in October 2000.

2) See Note 12 to Consolidated Financial Statements for additional information.

Item 2 - Properties

Electric

Information relating to DP&L’s electric properties is contained in Item 1 – BUSINESS, DPL INC., CONSTRUCTION PROGRAM, and ELECTRIC OPERATIONS AND FUEL SUPPLY, and Item 8 – Notes 4 and 12 of Notes to Consolidated Financial Statements.

Gas

Information relating to DP&L’s gas properties is contained in Item 1 – GAS OPERATIONS AND GAS SUPPLY, and Item 8 – Note 3 of Notes to Consolidated Financial Statements.

Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L’s First Mortgage Bonds.

Item 3 - Legal Proceedings

On July 15, 2002, a class action and derivative complaint (the “Buckeye Action”) for damages was filed by The Buckeye Electric Company Retirement Plan (“the Plan”) on behalf of itself and other DPL shareholders, and derivatively on behalf of DPL, in the Court of Common Pleas for Montgomery County, Ohio. The defendants are DPL, selected executive officers of DPL, an officer of a DPL subsidiary, the Board of Directors of DPL, and PricewaterhouseCoopers LLP, DPL’s independent auditors. Defendants removed the Buckeye Action to the U. S. District Court for the Southern District of Ohio (Case No. C-3-02-355). The Second Amended Complaint alleges violations of federal securities laws, breach of fiduciary duty, breach of the duty of care, corporate waste, breach of the duty of loyalty and self-dealing, fraud, negligence and misrepresentations by defendants in connection with the establishment and management of DPL’s portfolio of financial assets, which the Plan alleges were inappropriate investments not adequately disclosed to shareholders. The Second Amended Complaint also alleges claims related to PricewaterhouseCoopers and its accounting and auditing of DPL’s financial portfolio. The Plan and other class members seek compensatory and punitive damages of not less than $1.1 billion, compensatory damages of $200 million on behalf of DPL, and unspecified punitive damages, attorney’s fees, and costs.

On August 2, 2002, a similar class action complaint (the “Lowenstein Action”) was filed by Louis Lowenstein and Michelle Nazarovech on behalf of themselves and other DPL shareholders and derivatively on behalf of DPL in the Court of Common Pleas, Hamilton County, Ohio. The defendants are the same as the Buckeye Action. Defendants removed the Lowenstein Action to the U. S. District Court for the Southern District of Ohio (Case No. C-1-02-574). The First Amended Complaint alleges claims for breach of fiduciary duty, violation of Ohio Rev. Code § 1701.93, negligence, breach of the duty of care, corporate waste, breach of the duty of loyalty, and self-dealing. The First Amended Complaint seeks damages similar to those in the Buckeye Action.

On September 13, 2002, the Austern Trust (the “Trust”) filed a complaint derivatively on behalf of DPL (the “Austern Trust Action”) against the same defendants named in the Buckeye and Lowenstein Actions. The Trust filed the case in the Court of Common Pleas, Hamilton County, Ohio, and defendants removed it to the U. S. District Court for the Southern District of Ohio. Subsequently, this case was remanded back to the Court of Common Pleas of Hamilton County, Ohio (Case No. A0207067). This complaint alleges derivative claims for breach of fiduciary duty, self-dealing, abuse of control, gross mismanagement, waste of corporate assets, unjust enrichment, and negligence. The Trust seeks compensatory and punitive damages in excess of $200 million, and attorney’s fees, and costs, on behalf of DPL.

The plaintiffs in the Buckeye, Lowenstein, and Austern Trust Actions are all represented by the same legal counsel.

On October 8, 2002, Robert Garfield filed a class action complaint (the “Garfield Action”) on behalf of himself and other DPL shareholders against DPL and selected executive officers of DPL in the U. S. District Court for the Southern District of Ohio (Case No. C-3-02-460). On October 17, 2002, a similar class action complaint (Case No. C-3-02-479) was filed in the same court by Malcolm Rosenfeld (the “Rosenfeld Action”). Both of the complaints recite many of the same allegations set forth in the Buckeye, Lowenstein and Austern Trust Actions and allege violations of the federal securities laws and demand unspecified compensatory damages, attorney’s fees and costs, and pre-judgement interest.

On October 23, 2002, Judy Nelson filed a complaint derivatively on behalf of DPL (“the Nelson Action”) against selected executive officers of DPL Inc. in the Court of Common Pleas for Montgomery County, Ohio (Case No. 02-7042). This complaint recites many of the same allegations set forth in the Buckeye, Lowenstein, Austern Trust, Garfield and Rosenfeld Actions. The Nelson Action alleges breach of fiduciary duty and seeks unspecified compensatory damages, attorney’s fees and costs, and pre-judgment interest.

On October 29, 2002, Sally Wasson filed a complaint derivatively on behalf of DPL (“the Wasson Action”) against selected executive officers of DPL, former DPL officers, and DPL directors in the Court of Common Pleas for Montgomery County, Ohio (Case No. 02-7190). This complaint recites many of the same allegations set forth in the Buckeye, Lowenstein, Austern Trust, Garfield, Rosenfeld and Nelson Actions. The Wasson Action alleges breach of fiduciary duty and seeks unspecified compensatory damages, and attorney’s fees and costs.

On October 31, 2002 Michael Bennett filed a complaint (“the Bennett Action”) against DPL and selected executive officers of DPL in the U.S. District Court for the Southern District of Ohio (Case No. C-3-02-508). On November 22, 2002 a similar class action complaint (Case No. C-3-02-545) was filed in the same court by Alvin Rosenbaum (“the Rosenbaum Action”). Additionally, on December 2, 2002 another similar complaint (Case No. C-3-02-556) was filed in the same court by Anthony Milite (“the Milite Action”). All three of these complaints recite many of the same allegations set forth in the Buckeye, Lowenstein, Austern Trust, Garfield, Rosenfeld, Nelson and Wasson Actions. The Bennett, Rosenbaum and Milite Actions allege violation of federal securities laws and seek unspecified compensatory damages and pre-judgment interest.

On December 24, 2002 the Aston Trust filed a complaint derivatively on behalf of DPL (the “Aston Trust Action”) against DPL, selected executive officers of DPL, an officer of a DPL subsidiary and selected members of the Board of Directors of DPL in the Court of Common Pleas, Hamilton County, Ohio (Case No. A0209809). This complaint recites many of the same allegations set forth in the Buckeye, Lowenstein, Austern Trust, Garfield, Rosenfeld, Nelson, Wasson, Bennett, Rosenbaum and Milite Actions. This complaint alleges derivative claims for breach of fiduciary duty and seeks unspecified compensatory damages, attorney’s fees and costs, on behalf of DPL.

Six of the complaints (Buckeye, Garfield, Rosenfeld, Bennett, Rosenbaum and Milite Actions) have been consolidated for trial in the U.S. District Court for the Southern District of Ohio (Dayton). Additionally, two other complaints (Nelson and Wasson Actions) have been consolidated for trial in the Court of Common Pleas of Montgomery County, Ohio.

DPL intends to vigorously defend all of these cases.

Additional information relating to legal proceedings involving DPL is contained in Item 1 – COMPETITION and ENVIRONMENTAL CONSIDERATIONS, and Item 8 – Note 4 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the fourth quarter.

EXECUTIVE OFFICERS OF THE REGISTRANT
(As of January 1, 2003)

Name	Age	Business Experience, Last Five Years (Positions with Registrant Unless Otherwise Indicated)	Dates

Stephen F. Koziar, Jr.	58	President and Chief Executive	1/01/03 -	1/01/03
		Officer, DPL Inc. and DP&L
		Executive Vice President and Chief	8/28/02 -	1/01/03
		Operating Officer, DPL Inc. and
		DP&L
		Group Vice President and	1/31/95 -	8/28/02
		Secretary, DPL Inc. and
		DP&L

Allen M. Hill*	57	President and Chief Executive	1/01/97 -	1/01/03
		Officer, DPL Inc. and DP&L
		President and Chief Executive	4/06/92 -	1/01/03
		Officer, DP&L

Susan Flanagan	40	Vice President, Market	2/20/02 -	1/01/03
		Development, DPL Inc.
		Vice President, Mergers and	9/11/00 -	2/20/02
		Acquisitions, DPL Inc.
		Director, PricewaterhouseCoopers	12/01/95 -	8/31/00
		LLP, New York, NY

Elizabeth M. McCarthy	43	Group Vice President and Chief	9/26/00 -	1/01/03
		Financial Officer, DPL Inc.
		and DP&L
		Vice President and Chief	4/01/00 -	9/26/00
		Accounting Officer, DPL Inc.
		and DP&L
		Partner, PricewaterhouseCoopers	7/01/94 -	3/31/00
		LLP, New York, NY

Arthur G. Meyer	52	Vice President, Legal and	10/4/02 -	1/01/03
		Corporate Affairs and Corporate
		Secretary, DPL Inc. and DP&L
		Vice President, Legal and	11/21/97 -	10/4/02
		Corporate Affairs, DP&L

H. Ted Santo*	52	Group Vice President, DP&L	12/08/92 -	1/01/03

Patricia K. Swanke	43	Vice President, Operations,	9/29/99 -	1/01/03
		DP&L
		Managing Director, DP&L	9/08/96 -	9/29/99

W. Steven Wolff	49	Vice President, Power Production,	8/28/02 -	1/01/03
		DPL Inc. and DP&L
		Director, Power Production, DP&L	1/07/02 -	8/28/02
		Manager, Power Plant – OHH –	8/01/01 -	1/07/02
		Killen
		Captain, U.S. Navy	1996 -	8/01/01

* Retired effective January 1, 2003.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2002, there were 31,856 holders of record of DPL common equity, excluding individual participants in security position listings.

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

Information concerning market prices of and dividends paid on DPL common stock is set forth under Selected Quarterly Information in Item 8 – Financial Statements and Supplementary Data.

Item 6 - Selected Financial Data

		2002		2001		2000		1999	1998

	For the years ended December 31,
DPL Inc.:	Earnings per share of common stock		$0.73	1.65	(a)	2.23	(b)	1.35	1.24
	Dividends paid per share		$0.94	0.94		0.94		0.94	0.94
	Dividend payout ratio	%	128.8	56.9	(a)	42.2	(b)	69.6	75.8
	Income before extraordinary item and
	cumulative change effect of accounting
	change (millions)		$87.3	196.9		284.9		204.2	189.1
	Electric revenues (millions)		$1,173.5	1,186.2		1,108.0		1,056.0	1,070.7
	Gas revenues (millions)		$—	—		183.8		215.0	211.2
	Total construction additions (millions)		$165.9	338.9		343.9		166.5	111.4
	Market value per share at December 31		$15.34	24.08		33.19		17.31	21.63

DPL Inc.:	Electric sales (millions of kWh) —
	Residential		5,302	4,909		4,816		4,725	4,790
	Commercial		3,710	3,618		3,540		3,390	3,518
	Industrial		4,472	4,568		4,851		4,876	4,655
	Other retail		1,405	1,369		1,370		1,305	1,360

	Total retail		14,889	14,464		14,577		14,296	14,323

	Wholesale		4,358	3,591		2,946		2,571	3,158

	Total		19,247	18,055		17,523		16,867	17,481

	Gas sales (thousands of MCF) — (c)
	Residential		—	—		18,538		24,450	24,877
	Commercial		—	—		5,838		7,647	7,433
	Industrial		—	—		2,034		2,246	1,916
	Other		—			776		1,182	1,699
	Transported gas		—	—		16,105		20,190	17,788

	Total		—	—		43,291		55,715	53,713

	At December 31,
DPL Inc.:	Book value per share		$6.96	7.02		7.43		9.65	9.01
	Total assets (millions)		$4,176.1	4,275.9		4,465.6		4,340.4	3,855.9
	Long-term debt (millions)		$2,142.3	2,150.8		1,758.5		1,336.6	1,065.9
	Trust preferred securities		$292.6	292.4		550.0		—	—

DPL Inc.:	Senior unsecured debt bond ratings —
	Standard and Poor’s Corporation		BBB–	BBB		BBB		A+	A+
	Moody’s Investors Service		Baa2	Baa1		Baa1		A2	A2

DP&L:	First mortgage bond ratings —
	Standard & Poor’s Corporation		BBB	BBB+		BBB+		AA-	AA-
	Moody’s Investors Service		A2	A2		A2		Aa3	Aa3

	Number of Shareholders
DPL Inc.:	Common		31,856	33,729		35,903		39,399	41,791
DP&L:	Preferred		426	476		471		509	559

(a)	Represents Basic Earnings Per Share before cumulative effect of accounting change. Basic EPS and the dividend payout ratio for 2001 were $1.71 and 55.0%, respectively, before unusual items (see Item 7 -Overview).

(b)	Represents Basic Earnings Per Share before extraordinary item. Basic EPS and the dividend payout ratio for 2000 were $1.56 and 60.3%, respectively, before unusual (see Item 7 - Overview) and extraordinary items (see Note 4).

(c)	On October 31, 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities (see Note 3).

20

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

DPL Inc. (“DPL” or the “Company”) reported earnings of $0.73 per share for 2002, including second quarter losses totaling $0.77 per share associated with the impairment of certain financial assets, compared to earnings of $1.66 per share for 2001. DPL’s 2002 operating income decreased 7% to $426.7 million primarily as a result of decreased wholesale margins. Earnings per share numbers are before share dilution.

Results for the current year, exclusive of the net investment loss of $0.56 per share, were $1.29 per share. This compares to basic earnings per share excluding investment income and unusual items of $1.57 and $1.13 in 2001 and 2000, respectively.

Results for 2001 included $6.0 million after tax or $0.05 per share, reflecting the adoption of the new accounting standard for derivatives in the first quarter, and charges associated with a voluntary early retirement program completed in June 2001 and a non-union workforce reduction program completed in November 2001.

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

Each of these events affected 2001 and 2000 earnings per share as outlined below:

	2002	2001	2000

Earnings per Share – Basic	$0.73	$1.66	$1.91
Voluntary early retirement	—	0.03	—
Non-union reduction	—	0.03	—
Accounting change	—	(0.01)	—
Recapitalization	—	—	0.26
Compensation program	—	—	0.02
Extraordinary charge	—	—	0.32
Gas operations – gain on sale	—	—	(0.95)

Earnings per Share – Basic, before
unusual items	$0.73	$1.71	$1.56

Looking forward to 2003, DPL is in solid shape considering current economic and industry conditions. Operations remain strong and efficient, costs are under control and major construction initiatives are completed. Cash flow from operations is expected to be more than sufficient to fully fund DPL’s dividend and capital expenditures. On the downside, the anticipated soft market for wholesale energy and capacity may affect results in 2003. Earnings in 2003 may also be affected by increased corporate costs, primarily pension, legal and regulatory expense, and the timing of planned power plant maintenance. Additionally, DPL expects to experience pressure on sales from continued weakness in the economy.

As a result of these factors, DPL currently anticipates full-year 2003 basic earnings per share in the range of $1.10 to $1.15 excluding any impact from the financial asset portfolio.

Income Statement Highlights

$ in millions	2002	2001	2000

Electric revenues	$1,173.5	$1,186.2	$1,108.0
Fuel	227.0	232.3	204.1
Purchased power	79.3	72.7	64.1

Net electric revenues	867.2	881.2	839.8

Gas revenues (a)	—	—	183.8
Gas purchased for sale	—	—	116.9

Net gas revenues	—	—	66.9

Other revenues, net (b)	12.9	15.6	13.1

(a)	The natural gas retail distribution operations were sold in October 2000.
(b)	Net of gas purchases by a non-utility subsidiary of $8.7, $155.4, and $131.2 million in 2002, 2001, and 2000, respectively.
The decrease in electric revenues in 2002 compared to 2001 was primarily the result of lower wholesale revenues. Wholesale capacity and energy revenues decreased $53.9 million or 30% primarily as a result of lower wholesale electric commodity prices. The decrease in wholesale revenues was partially offset by increases in retail residential and commercial revenues of $40.2 million or 5.8% resulting primarily from warmer than normal weather in the current year. Cooling degree days were 1,272 for the current year compared to 900 in the prior year. Fuel costs decreased $5.3 million or 2% in 2002 compared to 2001 as a result of the higher availability in 2002 of coal plants that use lower-cost fuel. Purchased power costs increased $6.6 million or 9% in 2002 compared to 2001 as a result of higher purchased power volumes, partially offset by lower average prices. In 2001, net electric revenues increased $41.4 million or 5% over 2000 levels primarily as a result of additional peaking generation capacity sales and increased wholesale and retail revenues. Wholesale revenues increased as a result of higher sales volume and commodity prices. Retail revenues increased 1% in 2001. Growth in residential and commercial sales of 2% was offset by declines in industrial sales of 6%, reflecting economic conditions and mild weather, which reduced overall retail sales by 1%. Fuel costs increased from 2000 levels as a result of higher spot-

22

market prices for coal, and greater fuel usage and power purchases resulting from increased wholesale sales.

The decline in net gas revenues resulted from the sale of the natural gas retail distribution assets and certain liabilities, which was completed in October 2000.

Operation and maintenance expense decreased $6.6 million or 4% in 2002 compared to 2001 primarily as a result of lower planned outage costs, lower ash disposal costs, and cost containment efforts. These improvements were partially offset by higher insurance and claims costs. Operation and maintenance expense decreased $28.0 million or 14% in 2001 compared to 2000 primarily as a result of the sale of the natural gas retail distribution operations, lower employee benefit and insurance costs, and general cost containment efforts. These decreases were partially offset by charges for a voluntary early retirement program and a non-union workforce reduction program, totaling $10.7 million before taxes. Year to year variances in power plant maintenance costs result from the timing and extent of planned maintenance outages and coal ash removal activities, which can increase or decrease annual maintenance costs by as much as $10 million. Year to year variances in insurance and claims costs result primarily from adjustments to actuarially-determined reserve requirements for risks insured through a wholly-owned captive insurance company.

Depreciation and amortization expense increased $6.8 million or 5% in 2002 compared to 2001 as a result of the addition of 480 megawatts of peaking generation capacity in the summer of 2002 at a cost of $179 million and the addition of 544 megawatts of peaking generation capacity in the summer of 2001 at a cost of $215 million. Depreciation and amortization expense decreased by $8.3 million or 6% in 2001 compared to 2000 primarily as a result of depreciation rate changes for certain generation units in 2001 and the sale of the natural gas retail distribution assets. These decreases were partially offset by increased depreciation resulting from the addition of peaking generation assets of 544 and 224 megawatts in 2001 and 2000, respectively.

Beginning January 1, 2001, regulatory transition cost assets of $144.8 million are being amortized over a three-year period based on transition revenues. As a result, amortization expense increased by $30.6 million in 2001 compared to 2000 for transition revenues recognized during the year.

General taxes increased $12.0 million or 12% in 2002 compared to 2001 primarily as a result of the impact of the Ohio kWh excise tax that was first implemented in May 2001 and higher property taxes, partially offset by the elimination of the Ohio Public Utility Excise Tax at the end of 2001. General taxes decreased $29.4 million or 23% in 2001 compared to 2000 primarily as a result of changes in tax laws associated with the Transition Plan, and the sale of the natural gas retail distribution assets.

Investment income in 2002 is comprised of realized gains and income from public securities of $9.9 million, less losses of $90.0 million from private securities under the equity method and $25.6 million from private securities under the cost method. The current year losses reflect global market conditions and current economics, political uncertainty, and currency devaluations in Latin America. Given continued uncertainty and instability in that region, particularly Argentina, DPL evaluated future return expectations and current valuations and, in the second quarter of 2002, wrote down

$148.4 million for financial assets with declines in value below cost that were considered to be other than temporary. Before the impact of this write-down the financial assets contributed $42.7 million to pre-tax income in 2002. As of December 31, 2002, the financial assets total $1.0 billion, of which approximately 66% is invested in the United States/Canada, 24% in Europe, 6% in Asia/Australia, and 4% in Latin America.

Investment income in 2001 is comprised of realized gains and income of $65.7 million and $17.3 million from the public securities and private investments under the cost method, respectively, offset by net unrealized losses from private securities under the equity method of $57.8 million. Investment income for 2001 reflects general declines in market value attributable to global market conditions. Investment income in 2000 is comprised of realized gains and income of $42.1 million and $28.7 million from the public securities and private investments under the cost method, respectively, and net realized gains of $15.1 million from the private investments under the equity method.

Other income (deductions) decreased $6.7 million in 2002 compared to 2001 primarily as a result of income of $18.2 million recognized in the current year for the business interruption insurance policy related to deregulation (see Issues and Financial Risks - Other Matters), as compared to income of $29.1 million recognized for such policy in the prior year. This variance was partially offset by strategic consulting fees of $4.5 million incurred in the prior year. Other income (deductions) decreased $135.8 million in 2001 compared to 2000 as a result of the pre-tax $182.5 million gain that was recognized in 2000 for the sale of the natural gas retail distribution operations, partially offset by income of $29.1 million for insurance claims as previously discussed, and costs of $17.6 million associated with certain compensation programs in 2000.

Interest expense increased $17.8 million or 13% in 2002 compared to 2001 primarily as a result of higher average long-term debt levels, partially offset by lower long-term interest rates and lower average short-term debt levels. Interest expense decreased 2% in 2001 compared to 2000 primarily as result of higher capitalized interest expense, lower average short-term debt levels, and lower interest rates. This decrease was partially offset by higher average long-term debt levels. Average long-term debt levels were higher in both 2002 and 2001 as a result of the issuance of a $400 million senior note in August 2001, the proceeds of which were used to refinance trust preferred securities as discussed below and to retire short-term debt.

Trust preferred distributions by subsidiary decreased $14.9 million or 38% in 2002 and $47.8 million or 55% in 2001 as a result of the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding by $250 million and the coupon rate by .375 percentage points. The decrease in 2001 compared to 2000 was also attributable to the amortization of the $50 million original issue discount in 2000.

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

Capital Resources and Requirements

Construction additions are expected to approximate $110 million in 2003, and were $166 and $339 million in 2002 and 2001, respectively. The capital program includes the development of natural gas-fired combustion turbine generation peaking units and environmental compliance as follows:

	2003*	2002	2001

Generation peaking units	$ —	35	173
Environmental compliance	40	69	58
*Expected

Current year capital expenditures included significant progress on DPL’s NOx compliance program, power plant maintenance, and the completion of DPL’s combustion turbine program. The final phase of the combustion turbine program came on line in July 2002, adding 480 megawatts at a cost of $179 million. DPL’s generating capacity now totals more than 4,600 megawatts, with a generation mix of 65% low-cost coal-fired and 35% natural gas-fired generation. DPL has not contracted for further generating capacity additions.

DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $9.1 million in 2003, $511.1 million in 2004 and $13.1 million in 2005. In addition, DPL may be called upon to make additional investments of up to $400 million in financial assets over the next six years. Currently, DPL does not plan to make additional private equity investment commitments. See “Financial Asset Portfolio.” DPL expects to finance its 2003 construction program, debt maturities and capital calls, if any, with internal funds. In 2004, DPL expects to finance its construction program, and capital calls, if any, with internal funds. Debt maturities in 2004 are expected to be financed with a combination of internal and external funds. The level of external funding used will depend upon market conditions.

DPL’s financial assets of $1,023 million at December 31, 2002 are an additional capital resource, available to be invested in the energy sector when that market has favorable investment conditions. The financial asset portfolio is highly diversified both in terms of geography and industry, and is comprised of public and private debt and equity securities. Publicly traded securities comprise 17% of the portfolio and are valued at current market price. Private securities are carried at either cost, unless an other than temporary decline in value has been recognized, or at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies. See “Market Risk” and “DPL’s Financial Asset Portfolio” for a further discussion of the composition, risk and liquidity of the financial assets.

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

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (“KKR”). The trust preferred securities sold to KKR had an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, had a maturity of 30 years (subject to acceleration six months after the exercise of the warrants), and paid distributions at a rate of 8.5% of the aggregate face amount per year. The 6.8 million shares of mandatorily redeemable voting preferred securities, par value of $0.01 per share, were issued at an aggregate purchase price of $68,000 and carry voting rights for up to 4.9% of DPL’s total voting rights and the nomination of one Board seat. The 31.6 million warrants were issued, representing approximately 25% of DPL’s shares currently outstanding, with a term of 12 years, and an exercise price of $21 per share. These warrants were sold for an aggregate price of $50 million. DPL recognized the entire trust preferred securities original issue discount of $50 million in 2000. The proceeds from this recapitalization, combined with the March 2000 issuance of $425 million of 8.25% Senior Notes due 2007, were used to finance the regional generation expansion, repurchase 31.3 million shares of DPL common stock, and reduce outstanding short-term debt.

DPL purchased 25 million shares of its common stock in a Dutch Auction self-tender in March 2000. Through December 31, 2002, DPL repurchased an additional 6.3 million shares under an authorized share repurchase program of up to 6.6 million shares. These shares are held as treasury stock.

DPL and DP&L have $50.0 and $105.0 million, respectively, available through 364 day revolving credit agreements with a consortium of banks. These facilities provide an appropriate amount of credit support for DPL’s business requirements over the next year. Facility fees are approximately $0.2 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL’s and DP&L’s commercial paper programs. At December 31, 2002 and 2001, DPL and DP&L had no outstanding borrowings under these credit agreements.

DP&L has $65.0 million available in short-term informal lines of credit. The commitment fees are not material. Borrowings at December 31, 2002 and 2001 were zero.

DPL had no outstanding commercial paper balance outstanding at December 31, 2002 and $12 million outstanding at year-end 2001 at an interest rate of 3.2%. DP&L had no outstanding commercial paper balances at December 31, 2002 and 2001.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans. DP&L currently has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with the financing of its construction and refinancing programs during the five-year period 2003-2007.

At year-end 2002, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings were as follows:

	DPL Inc.	DP&L	Outlook

Standard & Poor’s Corp.	BBB-	BBB	Stable
Moody’s Investors Service	Baa2	A2	Negative
Fitch	BBB	A	Negative

These ratings, which were received in the third quarter of 2002 as result of annual credit reviews, are lower than prior ratings and remain investment grade. The rating agencies cited pressure from reduced wholesale energy prices and concerns regarding the impact of the global economic downturn on the liquidity of DPL’s financial asset portfolio as the reason for their actions.

Market Risk

DPL’s financial results are impacted by changes in electricity, coal, and gas commodity prices as well as the impact on retail sales volume of weather and economic conditions in the sales area. Ten percent of DPL’s 2002 revenues were from spot energy sales in the wholesale market and sales of 1,100 megawatts of peaking capacity contributing $36 million in net electric revenues; $19 million of which related to spot energy sales and $17 million of which related to the peaking capacity. This compares to net electric revenues from wholesale energy and capacity sales of $86 million in 2001 of which $26 million related to spot energy sales and $60 million related to the peaking capacity. This decrease in net electric revenues resulted primarily from lower wholesale electricity prices in 2002. Wholesale sales in 2002 and 2001 averaged $28.60 and $46.10 per megawatt hour, respectively. For the summer of 2003, DPL expects to have 1,100 megawatts of peaking capacity available for the wholesale market, none of which has been sold forward at this time. Based upon current market pricing for 2003 summer peaking capacity net electric revenues from this capacity would be immaterial in 2003. DPL believes that over the long-term, market prices will return to levels that support its investment decision. Retail electric sales in 2002 were favorably impacted by above normal weather. Across the year, heating and cooling degree days were 3% above normal, adding approximately $32 million in revenue. This favorable weather impact was partially offset by sluggish demand from industrial customers due to current economic conditions. Fuel and purchased power costs represented 40% of total operating costs in 2002. DPL has contracted for approximately 95% of its coal needs for 2003. Purchased power costs depend upon the timing and extent of planned and unplanned outages of DPL’s generating capacity. DPL has not contracted for its planned purchased power needs for 2003 at this time. A 2% change in overall fuel and purchased power costs would result in a $3.5 million change in net income.

The carrying value of DPL’s debt was $2,152 million at December 31, 2002, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, and DPL’s notes. The fair value of this debt was $2,259 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table presents the principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at December 31, 2002:

	Long-term Debt

Expected Maturity Date	Amount ($ in millions)	Average Rate

2003	$9	7.8%
2004	511	6.7%
2005	13	7.8%
2006	16	7.8%
2007	452	8.2%
Thereafter	1,151	7.2%

Total	$2,152	7.3%

Fair Value	$2,259

At December 31, 2002, DPL had no short-term debt outstanding, and therefore, no exposure to short-term interest rate risk.

The fair value of fixed income and equity securities held was $1,019 million at December 31, 2002. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $102 million at December 31, 2002, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities. DPL is also subject to foreign currency risk related to certain of its international investments. The foreign currency risk related to these securities was estimated as the potential increase/decrease in fair value of $2 million at December 31, 2002, resulting from a hypothetical 10% increase/decrease in the currency exchange rate.

DPL’s Financial Asset Portfolio

DPL’s Financial Asset portfolio totaled approximately $1.0 billion as of December 31, 2002. The portfolio consists of publicly traded securities as well as private investments with 27 investment firms managed by experienced investment professionals who make investment decisions and manage underlying companies.

Financial Assets – Purpose

DPL’s Financial Assets are available to be deployed to the energy sector when and as favorable and appropriate investment opportunities become available.

The Company’s Financial Asset investment objectives have been and continue to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

The Company’s investment program began in 1995, and has grown with the Financial Assets now totaling approximately $1.0 billion. The Company anticipates making additional private equity investments with existing funds. Currently, the Company does not plan to make additional private equity investment commitments.

Financial Assets – Types

Publicly traded securities include liquid public equity or shorter term fixed income securities and, on occasion, treasury securities. Approximately 17% or $175 million of the Financial Assets was invested in this asset class as of December 31, 2002. These assets can be liquidated in the public markets.

Private securities are passive investments in private equity funds managed by the 27 investment firms. The Company may be called upon to make additional investments if and as the investment firms purchase additional companies during the funds’ investment period. Over the last several years, these investments have been funded from the return of previously invested capital and gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $175 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $400 million during the next six years. These fund investments are saleable in an active secondary market to qualified purchasers, although the breadth and quality of bids at any particular point in time cannot be predicted or assured. Investments by these investment firms and thus DPL’s investments are designed to be self-liquidating over time, typically five to seven years from the start. Proceeds from the portfolio that are not used to meet any capital calls will be deployed elsewhere in the company for a variety of purposes.

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

Diversification – In order to help mitigate investment risk, the private part of the Financial Assets is broadly diversified in terms of concentration of investment in particular companies, industry sector and region. DPL’s investment in a particular fund is typically less than 5% and rarely more than 10% of the capital pool available to the fund. The geographic allocation of the investments at December 31, 2002 is as follows:

% of DPL
Geographical Region	Portfolio Holdings
United States/Canada	66%
Europe	24%
Asia/Australia	6%
Latin America	4%

Private	83%

Public	17%

The industry sector allocation of the investments at December 31, 2002 is as follows:

% of DPL
Primary Sector	Portfolio Holdings
Manufacturing	32%
Health Care Products	12%
Services – Business	10%
Media	7%
Retail	7%
Software/IT Services	7%
Finance/Insurance	6%
Building Products/Construction	5%
Communications	5%
Energy	3%
Business Products	2%
Agriculture	1%
Entertainment	1%
Transportation	1%
Wholesale Distribution	1%

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

As an investor in the funds, DPL receives annual financial statements for each private equity fund audited by recognized U.S. and international accounting firms.

Financial Assets – Performance to Date

Since inception, the Financial Assets have had cumulative gains of $430 million and cumulative losses of $315 million, including the second quarter 2002 write-down reflected in DPL’s financial statements included as part of this filing.

The net gain for DPL since inception of the Financial Asset portfolio stands at $115 million as of December 31, 2002.

Critical Accounting Policies

The accounting policies described below are viewed by management as critical because their application is the most relevant and material to DPL’s results of operations and financial position and these policies require the use of material judgments and estimates.

Long-lived Assets: DPL accounts for its long-lived assets at depreciated historical cost. A long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. DPL would recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows. Management judgement is involved in both deciding if testing for recoverability is necessary and in estimating undiscounted cash flows.

Regulatory Assets: DPL capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. See Note 4 to the consolidated financial statements for further discussion of regulatory matters. DPL applied judgment in the use of this principle when it concluded, as of December 31, 2000, that as a result of deregulation $63.7 million of generation related regulatory assets were no longer probable of recovery, and wrote off these assets as an extraordinary charge. These estimates are based on expected usage by customer class over the designated recovery period. At December 31, 2002, $49.3 million of generation related regulatory assets remain on the balance sheet to be recovered over the remaining transition period ending December 31, 2003 unless extended.

Unbilled Revenues: DPL records revenue for retail and other energy sales under the accrual method. For retail customers, revenues are recognized when the services are provided on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the reporting period. These estimates are based on the volume of energy delivered, historical usage and growth by customer class, and the impact of weather variations on usage patterns. Unbilled revenues recognized at December 31, 2002 totaled $59.3 million.

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

DPL accounts for its private investments under either the cost or equity method of accounting. Under the cost method, DPL’s private investments are carried at cost unless an other than temporary decline in value is recognized, and income is recognized as distributed by the private equity fund. Under the equity method, private investments are carried at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies and DPL recognizes its share of income reported by the private equity fund, which includes unrealized gains and losses. These valuations require the use of judgment to determine when declines in value below cost are other than temporary. DPL applied judgement in the use of this principle when it recorded, as of June 30, 2002, an other than temporary decline in value of certain of its private investments totaling $148.4 million. See “Results of Operations”, “Capital Resources and Requirements”, “Market Risk” and “DPL’s Financial Asset Portfolio” for further discussion on the financial assets.

Insurance and Claims Costs: A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. “Insurance Claims and Costs” on the Consolidated Balance Sheet includes insurance reserves of approximately $76 million for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L, will occur and be reflected in income. As of December 31, 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy. Of this amount, $7.3 and $29.0 million was reported as other income in 2002 and 2001, respectively. During 2002, $10.9 million was released from the business interruption insurance policy reserve and was reported as other income.

Pension and post retirement benefits: DPL accounts for its pension and post retirement benefit obligations in accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and No. 106 “Employers’ Accounting for Post Retirement Benefits Other than Pensions.” These standards require the use of assumptions, such as the long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans. In 2003, DPL lowered its long-term rate of return assumptions by 25 basis points to reflect the impact of recent trends on its long-term view. This reduction will result in an increase in pension costs of $0.7 million.

Also, on December 31, 2002, DPL lowered its assumed discount rate for pension and postretirement benefits by 50 basis points to reflect current interest rate conditions.

Changes in the rate of return assumption, the discount rate, and other components used in the determination of pension or post retirement benefit costs are estimated to result in an overall increase of $5.0 million in pension costs in 2003 compared to 2002. Going forward, differences in the actual return on pension plan assets and assumed return or changes in the discount rate will impact the timing of contributions to the pension plan, if any, and the determination of whether or not a minimum liability should be recorded. Because DPL does not provide postretirement healthcare benefits to employees that retired after 1986, DPL’s exposure to changes in healthcare costs is limited. A one percentage point change in the assumed healthcare trend rate would affect postretirement benefit costs by $0.1 million

Issues and Financial Risks

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

Litigation

Information relating to litigation is contained in Item 3 – Legal Proceedings.

Electric Restructuring Legislation

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers as of January 1, 2001. Under the legislation, electric generation, aggregation, power marketing, and power brokerage services supplied to retail customers in Ohio are deemed to be competitive and are not subject to supervision and regulation by the Public Utilities Commission of Ohio (“PUCO”). As required by the legislation, DP&L filed its transition plan at the PUCO on December 20, 1999. DP&L received PUCO approval of its plan on September 21, 2000.

The transition plan provides for a three-year transition period, which began on January 1, 2001 and ends on December 31, 2003. The plan also provides for a 5% residential rate reduction on the generation component of the rates, which reduced annual revenue by approximately $14 million; rate certainty for the three-year period for customers that continue to purchase power from DP&L; guaranteed rates for a six-year period for transmission and delivery services; and recovery of transition costs of approximately $600 million. Under the plan, DPL has the organizational and financial flexibility to continue its growth initiatives.

On October 28, 2002, DP&L filed with the PUCO requesting an extension of its market development period from December 31, 2003 to December 31, 2005. If approved by the PUCO as requested, the extension of the market development period will continue DP&L’s current rate structure and provide its retail customers with rate stability. It is unknown when the PUCO will rule on this request.

The Federal Energy Regulatory Commission, (“FERC”) issued a final rule on December 20, 1999 specifying the minimum characteristics and functions for Regional Transmission Organizations (“RTO”). The rule required that all public utilities that own, operate, or control interstate transmission lines file a proposal to join an RTO by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO, and any plans for further work toward participation. DP&L filed with the FERC on October 16, 2000 to join the Alliance RTO. On December 19, 2001, the FERC issued an order rejecting the Alliance RTO as a stand-alone RTO. However, on April 24, 2002, the FERC approved the Alliance RTO companies’ proposal to form an independent transmission company that will operate under the umbrella of an existing RTO. As of December 31, 2002, DPL had invested approximately $8 million in its efforts to join the Alliance RTO. The FERC recognized in its order that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.

On May 28, 2002, DP&L filed a notice with the FERC stating its intention to join the PJM Interconnection, L.L.C. (“PJM”), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM. On September 30, 2002, DP&L signed an implementation agreement with PJM with the expectation that DP&L will be fully integrated into the PJM market by May 1, 2003. On December 11, 2002, DP&L executed the PJM West Transmission Owners Agreement and along with the other new PJM companies, jointly submitted the PJM Open Access Transmission Tariff (“OATT”) filing. This filing adopts a transitional rate design that will maintain revenue neutrality and mitigate cost shifts while eliminating all seams within the new expanded PJM.

On September 12, 2002, the Ohio Consumers’ Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that DP&L had failed to join and transfer operational control to a FERC approved RTO. DP&L filed a motion to dismiss the complaint on October 24, 2002. While DP&L intends to vigorously defend this case, the impact of the complaint cannot be determined at this time.

On July 31, 2002, the FERC issued a Standard Market Design Notice of Proposed Rulemaking (“SMD NOPR”). The SMD NOPR establishes a set of rules to standardize wholesale electric market design to create wholesale competition and efficient transmission systems. The impact of this rulemaking on DP&L cannot be determined at this time.

On July 22, 1998, the PUCO approved the implementation of Minimum Electric Service and Safety Standards for all of Ohio’s investor-owned electric utilities. This order details minimum standards of performance for a variety of service-related functions, effective July 1, 1999. On December 21, 1999, the PUCO issued additional rules proposed by the PUCO staff, which were designed to guide the electric utility companies as they prepare to enter into deregulation. These rules include certification of providers of competitive retail electric services, minimum competitive retail electric service standards, monitoring the electric utility market, and establishing procedures for alternative dispute resolution. There were also rules issued to amend existing rules for noncompetitive electric service and safety standards and electric companies long-term forecast reporting. DP&L submitted comments on the proposed rules on January 31, 2000. The rules were finalized by the PUCO in June 2000 and did not have a material impact on DP&L’s financial position.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service related functions of investor-owned electric utilities. The proposed modifications impact billing, collections, allocation of customer payments, meter reading, and distribution circuit performance. DP&L submitted comments and reply comments on the proposed rules, and filed an application for rehearing on October 26, 2002. The PUCO issued the final rules on September 26, 2002, but has granted applications for rehearing to provide more time for rule review. The cost to DP&L of compliance with these rules is unknown at this time.

On October 10, 2002, the PUCO initiated a proceeding to review the financial condition of major public utilities in Ohio. The purpose of this review is to ensure that any adverse financial consequences of parent or affiliated companies unregulated operations do not impact the financial integrity of the regulated public utility. The PUCO is not requesting any financial information from the utilities at this time. DP&L filed comments on November 11, 2002, and reply comments on November 22, 2002. The impact of this review cannot be determined at this time.

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

Environmental

In November 1999, the United States Environmental Protection Agency (“USEPA”) filed civil complaints and Notices of Violations (“NOVs”) against operators and owners of certain generation facilities for alleged violations of the CAA. Generation units operated by partners CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions. Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against the partners. DP&L was not identified in the NOVs, civil complaints or state actions. In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. Discussions on the final terms of the settlement are ongoing. Therefore, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L. In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA. The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest. DPL will vigorously challenge the NOV. At this time, it is not possible to determine the outcome of these claims or the impact, if any, on DP&L.

On November 22, 2002, the USEPA announced its final rule package on New Source Review reform and its proposed rule on the definition of “routine maintenance, repair and replacement.” On December 31, 2002, the final and proposed rules were published in the Federal Register. Several northeast states have brought lawsuits challenging the final rule in the United States Court of Appeals for the District of Columbia. While DP&L will conduct an extensive review of the published rules, it does not expect the rule changes to have a material effect on DP&L’s financial position, earnings, or cash flow.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (“SIPs”) under the CAA. The modified SIPs are likely to result in further nitrogen oxide (“NOx”) reduction requirements placed on coal-fired generating units by 2004. In order to meet these NOx requirements, DP&L’s capital expenditures are estimated to total approximately $175 million, of which $136 million has been spent to-date. Industry groups and others appealed the rules in United States District Court. The requirement for states to submit revised implementation plans has been stayed until the outcome of the litigation. In March 2000, the United States District Court upheld the rule. Industry groups and others have appealed this decision. As a result of the litigation, the Court extended the compliance date of the rule an additional year, until May 31, 2004. In March 2001, the United States Supreme Court refused to hear further appeals of the SIP rules. In December 1999, the USEPA issued final rules granting various CAA Section 126 petitions filed by northeast states. DP&L’s facilities were identified, among many others, in the rulemaking. In January 2002, the USEPA announced that reductions required under the CAA Section 126 rulemaking will be extended until May 31, 2004 to be consistent with the NOx SIP rule. DP&L’s current NOx reduction strategy and associated expenditures to meet the SIP call should satisfy the rulemaking reduction requirements.

On July 18, 2002, the Ohio Environmental Protection Agency (“Ohio EPA”) adopted rules that will constitute Ohio’s SIP for NOx reductions. The state rules are substantially similar to the reductions required under the federal CAA Section 126 rulemaking and federal NOx SIP rule. The USEPA has conditionally approved Ohio’s NOx SIP. DP&L’s current NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the state SIP reduction requirements.

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

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures. Final rules are anticipated in August 2003. The impact of the final rules cannot be determined at this time.

On July 29, 2002, the Bush Administration offered proposed legislation known as the “Clear Skies” initiative. The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010. Senator Jeffords also offered a competing multi-pollutant proposal calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates. Neither proposal was passed in 2002. The impact of the potential legislation, if passed, cannot be determined at this time.

DP&L and numerous other parties have been notified by the USEPA or the Ohio EPA that it considers them Potentially Responsible Parties (“PRP’s”) for clean-up at three superfund sites in Ohio: the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Montgomery County, Ohio; the Tremont City Landfill in Springfield, Ohio; and the South Dayton Dump landfill site in Dayton, Ohio.

DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRP’s for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed hazardous substances to the site. The Ohio EPA has not provided an estimated cost for this site. In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRP’s that should be liable for a portion of clean-up costs at the site. While DP&L does not believe it disposed of any hazardous waste at this site, it has entered into an Agreement in Principle with the PRP group to settle any alleged liability for an immaterial amount. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

DP&L and numerous other parties received notification from the USEPA in January 2002 for the Tremont City site. The available information does not demonstrate that DP&L contributed any hazardous substances to the site. DP&L will vigorously challenge this action. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

In September 2002, DP&L and other parties received a special notice that the USEPA considers them to be PRP’s for the clean up of hazardous substances at the South Dayton Dump landfill site in Dayton, Ohio. The USEPA seeks recovery of past costs and funding for a Remedial Investigation and Feasibility Study. The USEPA has not provided an estimated clean-up cost for this site. The information available does not demonstrate that DP&L contributed hazardous substances to the site. DP&L will challenge this action. The final resolution is not expected to have a material effect on DP&L’s financial position, earnings, or cash flow.

Other Matters

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which is effective for the Company as of January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. The Company’s legal asset retirement obligations are composed of river structures and ash disposal facilities. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of the new rules is estimated to result in an increase in net property, plant and equipment of approximately $1 million and recognition of an asset retirement obligation of approximately $4 million. SFAS No. 143 also requires that components of previously recorded depreciation accruals that relate to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve. It is estimated that this elimination of cost of removal will reduce the accumulated depreciation reserve in the range of $30 - $35 million. The total cumulative effect of adoption of SFAS 143 will increase net income and shareholder’s equity by approximately $27 - $32 million. Beginning in January 2003, depreciation rates will be reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated assets. The estimated impact is an increase of pre-tax income of $2 million. In addition, costs incurred for the removal of retired assets will be charged to operation and maintenance expense rather than to the accumulated depreciation reserve. The impact of this change will vary based on the extent of generating property removal activity.

Beginning January 1, 2003, DPL has changed its accounting for stock options to the fair value method set forth in Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).” This standard requires the recognition of compensation expense for stock based awards to be based on the fair value on the date of grant rather than the intrinsic value as was used by DPL prior to January 1, 2003. DPL will adopt SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. The effect of this new standard will depend on the timing, amount and terms of future stock option awards, if any.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The information required by this item of Form 10-K is set forth in the Market Risk section under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 – Financial Statements and Supplementary Data

D P L  I n c .
C o n s o l i d a t e d  S t a t e m e n t  o f  R e s u l t s  o f  O p e r a t i o n s

	For the years ended December 31,

$ in millions except per share amounts	2002	2001	2000

Revenues
Electric revenues	$1,173.5	$1,186.2	$1,108.0
Gas revenues (Note 3)	—	—	183.8
Other revenues, net of fuel costs	12.9	15.6	13.1

	1,186.4	1,201.8	1,304.9

Operating expenses
Fuel	227.0	232.3	204.1
Purchased power	79.3	72.7	64.1
Gas purchased for resale (Note 3)	—	—	116.9
Operation and maintenance	159.4	166.0	194.0
Depreciation and amortization	134.1	127.3	135.6
Amortization of regulatory assets, net (Note 4)	48.1	46.9	16.3
General taxes	111.8	99.8	129.2

Total operating expenses	759.7	745.0	860.2

Operating Income	426.7	456.8	444.7
Investment income (loss)	(105.7)	25.2	85.9
Interest expense	(154.8)	(137.0)	(140.3)
Trust preferred distributions by subsidiary (Note 8)	(24.6)	(39.5)	(87.3)
Other income (deductions) (Note 3)	(4.0)	2.7	138.5

Income Before Income Taxes, Extraordinary Item, and
Cumulative Effect of Accounting Change	137.6	308.2	441.5
Income taxes	50.3	111.3	156.6

Income Before Extraordinary Item and Cumulative Effect of
Accounting Change	87.3	196.9	284.9
Extraordinary item, net of tax (Note 4)	—	—	(41.4)
Cumulative effect of accounting change, net of tax (Note 1)	—	1.0	—

Net Income	$87.3	$197.9	$243.5

Average Number of Common Shares
Outstanding (millions)
Basic	119.1	119.1	127.7
Diluted	121.9	126.6	132.9
Earnings Per Share of Common Stock – Basic
Income before extraordinary item and accounting change	$0.73	$1.65	$2.23
Extraordinary item	—	—	(0.32)
Cumulative effect of accounting change	—	0.01	—

Net income	$0.73	$1.66	$1.91

Earnings Per Share of Common Stock – Diluted
Income before extraordinary item and accounting change	$0.72	$1.56	$2.14
Extraordinary item	—	—	(0.31)
Cumulative effect of accounting change	—	0.01	—

Net income	$0.72	$1.57	$1.83

Dividends Paid Per Share of Common Stock	$0.94	$0.94	$0.94

See Notes to Consolidated Financial Statements.

D P L  I n c .

C o n s o l i d a t e d  S t a t e m e n t  o f  C a s h  F l o w s

	For the years ended December 31,
$ in millions	2002	2001	2000

Operating Activities
Net income	$87.3	$197.9	$243.5
Adjustments:
Depreciation and amortization	134.1	127.3	135.6
Amortization of regulatory assets, net	48.1	46.9	16.3
Amortization of trust preferred discount	—	—	50.0
Deferred income taxes	(51.9)	9.2	(79.5)
Investment (income) loss	116.7	(17.6)	(68.7)
Gain on sale of natural gas retail distribution operations	—	—	(182.5)
Non-cash extraordinary item, net of tax	—	—	41.4
Changes in working capital:
Accounts receivable	(2.8)	77.2	(45.7)
Accounts payable	(12.2)	(30.4)	(4.6)
Accrued taxes payable	9.4	(49.0)	63.9
Accrued interest payable	(0.2)	15.1	13.9
Inventories	5.5	(15.5)	(6.1)
Other	(20.2)	(50.8)	25.9

Net cash provided by operating activities	313.8	310.3	203.4

Investing Activities
Capital expenditures	(171.6)	(338.0)	(329.3)
Purchases of fixed income and equity securities	(288.3)	(316.1)	(344.6)
Sales of fixed income and equity securities	310.4	317.6	199.7
Proceeds from sale of natural gas retail distribution operations, net
of income taxes (Note 3)	—	(90.9)	468.2

Net cash used for investing activities	(149.5)	(427.4)	(6.0)

Financing Activities
Issuance of long-term debt, net of issue costs (Note 9)	—	395.9	421.0
Issuance (retirement) of short-term debt, net	(12.0)	12.0	(294.1)
Retirement of long-term debt	(7.2)	(6.4)	(5.4)
Dividends paid on common stock	(111.8)	(112.0)	(121.3)
Purchase of treasury stock (Note 7)	—	(35.8)	(698.9)
Issuance of trust preferred securities by subsidiary, net of issue
costs (Note 8)	—	289.0	478.8
Redemption of trust preferred securities by subsidiary (Note 8)	—	(550.0)	—
Issuance of warrants, net of issue costs (Note 7)	—	—	47.6

Net cash used for financing activities	(131.0)	(7.3)	(172.3)

Cash and temporary cash investments
Net change	33.3	(124.4)	25.1
Balance at beginning of year	7.5	131.9	106.8

Balance at end of year	$40.8	$7.5	$131.9

Cash Paid During the Year For:
Interest and trust preferred distributions	$172.9	$155.1	$160.1
Income taxes	$104.0	$193.7	$149.0

See Notes to Consolidated Financial Statements.

D P L  I n c .
C o n s o l i d a t e d   B a l a n c e   S h e e t

	At December 31,
$ in millions	2002	2001

Assets
Property
Property	$4,323.2	$4,158.4
Less: Accumulated depreciation and amortization	(1,820.5)	(1,694.3)

Net property	2,502.7	2,464.1

Current Assets
Cash and temporary cash investments	40.8	7.5
Accounts receivable, less provision for uncollectible accounts
of $11.1 and $12.5, respectively	169.4	164.4
Inventories, at average cost	56.1	61.6
Prepaid taxes	46.9	54.8
Other	75.1	35.7

Total current assets	388.3	324.0

Other Assets
Financial assets:
Public Securities	175.8	184.1
Private Securities under the Equity Method	389.2	515.4
Private Securities under the Cost Method	458.5	443.3

	1,023.5	1,142.8
Income taxes recoverable through future revenues	34.6	39.2
Other regulatory assets	71.1	117.9
Other	155.9	187.9

Total other assets	1,285.1	1,487.8

Total Assets	$4,176.1	$4,275.9

Capitalization and Liabilities
Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(89.6)	(93.5)
Accumulated other comprehensive income	0.2	(13.2)
Earnings reinvested in the business	868.0	891.1

Total common shareholders’ equity	829.9	835.7

Preferred stock	22.9	22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of
subsidiary holding solely parent debentures (Note 8)	292.6	292.4
Long-term debt (Note 9)	2,142.3	2,150.8

Total capitalization	3,287.8	3,301.9

Current Liabilities
Accounts payable	100.3	115.3
Accrued taxes	95.0	84.7
Accrued interest	51.1	51.3
Short-term debt	—	12.0
Other	35.0	32.9

Total current liabilities	281.4	296.2

Deferred Credits and Other
Deferred taxes	295.8	343.9
Unamortized investment tax credit	55.1	58.0
Insurance and claims costs	114.3	123.6
Other	141.7	152.3

Total deferred credits and other	606.9	677.8

Contingencies (Note 15)
Total Capitalization and Liabilities	$4,176.1	$4,275.9

See Notes to Consolidated Financial Statements.

DPL  Inc.
C o n s o l i d a t e d  S t a t e m e n t  o f  S h a r e h o l d e r s’  E q u i t y

		Common Stock (a)				Common Stock	Accumulated	Earnings
				Other		Held by	Other	Reinvested
$ in millions		Outstanding Shares	Amount	Paid-in Capital	Warrants	Employee Plans	Comprehensive Income	in the Business	Total

2000:	Comprehensive income:
	Beginning Balance	157,801,404	$1.6	$739.0	$—	$(90.7)	$109.8	$691.9	$1,451.6
	Net income							243.5
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
	Net change in unrealized
	gains/(losses) on
	financial instruments,
	net of reclassification
	adjustments, after tax (b)						(120.7)
	Total comprehensive income								77.2
	Common stock dividends							(112.0)	(112.0)
	Issuance of securities			(3.3)					(3.3)
	Treasury stock (c)	(1,273,000)		(27.1)				(8.8)	(35.9)
	Tax benefit on early
	redemption of trust
	preferred securities			8.5					8.5
	Employee stock plans			2.3		6.5			8.8
	Other			0.1				(0.1)	—

	Ending balance	126,501,404	1.3	—	50.0	(93.5)	(13.2)	891.1	835.7

2002:	Comprehensive income

	Net income							87.3
	Realized gains on
	financial instruments,
	net of reclassification
	adjustments, after tax (b)						13.4
	Total comprehensive income								100.7
	Common stock dividends							(111.8)	(111.8)
	Issuance of securities								—

	Employee stock plans					3.9		1.3	5.2
	Other							0.1	0.1

	Ending balance	126,501,40	$1.3	$—	$50.0	$(89.6)	$0.2	$868.0	$829.9

(a)	$0.01 par value, 250,000,000 shares authorized.
(b)	Net of taxes of $(1.2), $(57.7), and $7.2 million in 2000, 2001,and 2002, respectively.
(c)	Treasury stock is recorded at cost with the excess over par value shown as a reduction to “Other paid-in capital” or to “Earnings reinvested in the business.” The total shares held in treasury at December 31, 2002 were 37,222,807.

See Notes to Consolidated Financial Statements.

DPL  Inc.
N o t e s  t o  C o n s o l i d a t e d  F i n a n c i a l  S t a t e m e n t s

1. Summary of Significant Accounting Policies and Overview

The accounts of DPL Inc. (“DPL” or the “Company”) and its wholly-owned subsidiaries are included in the accompanying consolidated financial statements. The Dayton Power and Light Company (“DP&L”) and DPL Energy are principal operating subsidiaries. These statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions related to future events. Reclassifications have been made in certain prior years’ amounts to conform to the current reporting presentation.

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

DP&L records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet include unbilled revenue of $59.3 million and $55.4 million in 2002 and 2001, respectively.

Other revenues, net of fuel costs include sales by DPL’s natural gas supply management subsidiary. These revenues were recorded in the period when the gas was delivered. Fuel costs associated with these sales were $8.7, $155.4, and $131.2 million in 2002, 2001, and 2000, respectively. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

Property, Maintenance and Depreciation

Property is shown at its original cost. Cost includes direct labor and material and allocable overhead costs.

For substantially all of the depreciable property, when a unit of property is retired, the original cost of that property plus the cost of removal less any salvage value is charged to accumulated depreciation.

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life, at an average rate of 3.3% for 2002 and 2001, and 3.5% for 2000.

Property is tested for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. DPL would recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows.

DPL capitalizes certain interest costs associated with the construction of property. Capitalized interest totaled $13.2 million, $16.1 million, and $11.3 million in 2002, 2001, and 2000, respectively.

DPL and its subsidiaries lease office equipment and office space under operating leases with varying terms. Future minimum rental payments under these operating leases at December 31, 2002 are not material.

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

Stock-Based Compensation Cost

DPL followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its employee stock options during the three-year period 2002, 2001, and 2000. If DPL had used a fair-value method of accounting for stock-based compensation cost, net income and earnings per share would have been reported as follows:

	Year Ended December 31,
	2002	2001	2000

Net income, as reported	$87.3	$197.9	$243.5
Add: Total stock-based employee compensation
expense determined under APB 25, net of related	0.7	1.3	1.3
tax effects
Deduct: Total stock-based employee compensation
expense determined under fair-value based
method, net of related tax effects	(2.6)	(2.9)	(2.7)

Proforma net income	$85.4	$196.3	$242.1

Earnings per share:
Basic – as reported	$0.73	$1.66	$1.91
Basic – proforma	$0.72	$1.65	$1.90

Diluted – as reported	$0.72	$1.57	$1.83
Diluted – proforma	$0.70	$1.55	$1.82

DPL has elected to apply the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” on a prospective basis for stock options granted on or after January 1, 2003. The impact of this change in accounting method will depend on the timing and amount of future stock options grants, if any.

Income Taxes

Deferred income taxes are provided for all temporary differences between the financial statement basis and the tax basis of assets and liabilities using the enacted tax rate. Deferred tax assets are recognized for deductible temporary differences and valuation reserves are provided to the extent that it is not more likely than not that the asset will be realized. For rate-regulated operations, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues. Investment tax credits, previously deferred, are being amortized over the lives of the related properties.

Consolidated Statement of Cash Flows

Temporary cash investments consist of liquid investments with an original maturity of three months or less.

Insurance and Claims Costs

A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DPL including, among other coverages, business interruption and specific risk coverage with respect to environmental law and electric deregulation. “Insurance Claims and Costs” on the Consolidated Balance Sheet includes insurance reserves of approximately $76 million and $87 million for 2002 and 2001, respectively, for this coverage based on actuarial methods and loss experience data. Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring. There is uncertainty associated with the loss estimates, and actual results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is reevaluated. As the outcome of electric deregulation becomes known during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L or the release of the appropriate reserves will occur and be reflected in income. As of December 31, 2002, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption insurance policy which is included in Other Current Assets on the Consolidated Balance Sheet. Of this amount, $7.3 and $29.0 million was reported as other income in 2002 and 2001, respectively. During 2002, $10.9 million was released from the business interruption policy reserve and was reported as other income.

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

Financial Derivatives

DPL adopted the FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging activity,” as amended (“SFAS No. 133”) as of January 1, 2001. SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction. As a result of adopting this accounting standard, DPL recorded a cumulative effect of accounting change of $1.0 million in income, net of tax, or $0.01 per share of common stock.

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

DPL also holds emission allowance options through 2004 that are classified as derivatives not subject to hedge accounting. The fair value of these contracts is reflected as “Other assets” or “Other liabilities” on the Consolidated Balance Sheet and changes in fair value are recorded as “Other income (deductions)” on the Consolidated Statement of Results of Operations. The impact on net income was immaterial during 2002 and 2001.

2. Recent Accounting Standards

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) which is effective for the Company as of January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time that the obligations are incurred. The Company’s legal asset retirement obligations are composed of river structures and ash disposal facilities. Upon initial recognition of a liability, that cost should be capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. Application of the new rules is estimated to result in an increase in net property, plant and equipment of approximately $1 million and recognition of an asset retirement obligation of approximately $4 million. SFAS No. 143 also requires that components of previously recorded depreciation accruals that relate to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve. It is estimated that this elimination of cost of removal will reduce the accumulated depreciation reserve in the range of $30 - $35 million. The total cumulative effect of adoption of SFAS 143 will increase net income and shareholder’s equity by approximately $27 - $32 million. Beginning in January 2003, depreciation rates will be reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated assets. The estimated impact is an increase of pre-tax income of $2 million. In addition, costs incurred for the removal of retired assets will be charged to operation and maintenance expense rather than to the accumulated depreciation reserve. The impact of this change will vary based on the extent of generating property removal activity.

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

	At December 31,
$ in millions	2002	2001

Regulatory transition costs (a)	$49.3	$97.2
Income taxes recoverable through
future revenues (b)	34.6	39.2
Other costs (b)	21.8	20.7

Total	$105.7	$157.1

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

The Plan, which began in January 2001, provides for a three-year transition period (“the Transition Period”) ending December 31, 2003. As a result of the PUCO final approval of the transition plan and tariff schedules, the application of SFAS No. 71 was discontinued for generation-related assets. Transmission and distribution services, which continue to be regulated based on PUCO-approved cost based rates, continue to apply SFAS No. 71. The Plan, as approved, provides for the recovery of a portion of DP&L’s transition costs, including generation-related regulatory assets, during the Transition Period. Based on DP&L’s assessment of recoveries of regulatory assets during the transition period, a $63.7 million before tax benefits ($41.4 million net of taxes) reduction of generation-related regulatory assets was recorded in the third quarter of 2000 as an extraordinary item in accordance with FASB Statement of Financial Accounting Standards No. 101, “Regulated Enterprises-Accounting for the Discontinuation of Application of FASB Statement No. 71” and other generation-related regulatory assets were reclassified to the “Regulatory transition costs” asset.

(b) Certain deferred costs remain authorized for recovery by regulators. These relate to DP&L’s electric transmission and distribution operations and are being amortized over the recovery period of the assets involved.

5. Income Taxes

	For the years ended December 31,
$ in millions	2002	2001	2000

Computation of Tax Expense
Federal income tax (a)	$48.0	$107.5	$154.3
State income tax	1.3	1.9	2.0
Increases (decreases) in tax from-
Depreciation	2.1	4.5	6.5
Investment tax credit amortized	(2.9)	(2.3)	(6.1)
Other, net	1.8	(0.3)	(0.1)

Total tax expense	$50.3	$111.3	$156.6

Components of Tax Expense
Taxes currently payable	$102.2	$100.7	$236.1
Deferred taxes--
Regulatory assets	(16.8)	(12.5)	(13.3)
Liberalized depreciation and amortization	5.3	14.8	(28.2)
Fuel and gas costs	—	1.1	(7.2)
Insurance and claims costs	4.3	(0.5)	1.2
Recapitalization	—	—	(16.8)
Investment loss	(48.8)	(10.0)	—
Other	7.0	20.0	(9.1)
Deferred investment tax credit, net	(2.9)	(2.3)	(6.1)

Total tax expense	$50.3	$111.3	$156.6

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2002	2001

Net Non-Current Liabilities
Depreciation/property basis	$(408.4)	$(400.7)
Income taxes recoverable	(9.1)	(14.4)
Regulatory assets	(23.6)	(38.6)
Investment tax credit	19.3	20.7
Investment loss	58.8	10.0
Other (b)	67.2	79.1

Net non-current liability	$(295.8)	$(343.9)

Net Current Asset	$2.6	$4.3

(a)	The statutory rate of 35% was applied to pre-tax income before preferred dividends.
(b)	Other Net Non-Current Liabilities includes deferred tax assets related to state tax net operating loss carryforwards, net of any related valuation reserves. These state tax net operating loss carryforwards had valuation reserves of $3.2 million and $13.4 million in 2002 and 2001, respectively. The change in the valuation reserve is the result of a change in Ohio tax law for certain DPL companies beginning in 2001.

50

6. Pensions and Postretirement Benefits

Pensions

Substantially all DP&L employees participate in pension plans paid for by DP&L. Employee benefits are based on their years of service, age, compensation and year of retirement. The plans are funded in amounts actuarially determined to provide for these benefits.

The following tables set forth the plans’ obligations, assets and amounts recorded in “Other assets” on the Consolidated Balance Sheet at December 31:

$ in millions	2002	2001

Change in Projected Benefit Obligation
Benefit obligation, January 1	$271.2	$273.7
Service cost	3.7	4.3
Interest cost	19.2	17.3
Amendments	—	0.2
Special termination benefit (a)	—	5.3
Actuarial loss	(8.6)	(13.4)
Benefits paid	(18.6)	(16.2)

Benefit obligation, December 31	266.9	271.2

Change in Plan Assets
Fair value of plan assets, January 1	281.3	361.3
Actual return on plan assets	5.9	(63.8)
Benefits paid	(18.6)	(16.2)

Fair value of plan assets, December 31	268.6	281.3

Plan assets in excess of projected benefit obligation	1.7	10.1
Unrecognized net loss	61.4	44.1
Unamortized prior service cost	15.7	18.6

Net pension assets	$78.8	$72.8

Assumptions used in determining the projected benefit obligation were as follows:

	2002	2001	2000

Discount rate for obligations	6.75%	7.25%	7.25%
Expected return on plan assets	8.75%	9.00%	9.00%
Average salary increases	4.00%	4.00%	5.00%

The following table sets forth the components of pension expense (portions of which were capitalized):

$ in millions	2002	2001	2000

Expense for Year
Service cost	$3.7	$4.3	$5.1
Interest cost	19.2	17.3	18.9
Expected return on plan assets	(32.2)	(32.9)	(33.9)
Amortization of unrecognized:
Actuarial (gain) loss	0.4	(6.6)	(5.0)
Prior service cost	2.9	3.5	4.2
Transition obligation	—	—	(2.8)

Net pension benefit	(6.0)	(14.4)	(13.5)
Special termination benefit (a)	—	5.3	—
Curtailment (b)	—	1.4	2.1

Net pension benefit after special
termination benefit and curtailment	$(6.0)	$(7.7)	$(11.4)

(a)	The special termination benefit was recognized as a result of 63 employees who participated in a voluntary early retirement program and retired as of July 1, 2001.
(b)	The curtailment in 2001 was recognized as a result of a non-union workforce reduction program that was completed in November 2001. The curtailment in 2000 was recognized as a result of the sale of the natural gas retail distribution operations on October 31, 2000 (see Note 3).

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. DP&L has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The following tables set forth the accumulated postretirement benefit obligation (“APBO”), assets, and funded status amounts recorded in “Other deferred credits” on the Consolidated Balance Sheet at December 31:

$ in millions	2002	2001

Change in APBO
Benefit obligation, January 1	$33.0	$30.8
Interest cost	2.4	2.2
Actuarial loss	3.5	2.6
Benefits paid	(3.2)	(2.6)

Benefit obligation, December 31	35.7	33.0

Change in Plan Assets
Fair value of plan assets, January 1	10.9	10.9
Actual return on plan assets	0.8	0.9
Company contributions	2.2	1.8
Benefits paid	(3.2)	(2.7)

Fair value of plan assets, December 31	10.7	10.9

APBO in excess of plan assets	25.0	22.1
Unamortized transition obligation	(0.9)	(3.9)
Actuarial gain	13.0	17.6

Accrued postretirement benefit liability	$37.1	$35.8

Assumptions used in determining the projected benefit obligation were as follows:

	2002	2001	2000

Discount rate for obligations	6.75%	7.25%	7.25%
Expected return on plan assets	6.75%	7.00%	7.00%

The assumed health care cost trend rate used in measuring the accumulated postretirement benefit obligation was 8.75% and 7.0% for 2002 and 2001, respectively, and decreases to 5.0% by 2007. A one percentage point change in the assumed health care trend rate would affect the service and interest cost by $0.1 million. A one percentage point increase in the assumed health care trend rate would increase the postretirement benefit obligation by $2.0 million; and a one percentage point decrease would decrease the benefit obligation by $1.8 million.

The following table sets forth the components of postretirement benefit expense:

$ in millions	2002	2001	2000

Expense for Year
Interest cost	$2.4	$2.2	$2.2
Expected return on plan assets	(0.7)	(0.7)	(0.7)
Amortization of unrecognized:
Actuarial (gain) loss	(1.2)	(1.6)	(2.2)
Transition obligation	2.9	2.9	2.9

Postretirement benefit cost	3.4	2.8	2.2
Curtailment (a)	—	—	0.1

Postretirement benefit cost after curtailment	$3.4	$2.8	$2.3

(a)	The curtailment was recognized as a result of the sale of the natural gas retail distribution operations on October 31, 2000 (see Note 3).

7. Common Shareholders’ Equity

DPL has a leveraged Employee Stock Ownership Plan (“ESOP”) to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to full-time employees. Common shareholders’ equity is reduced for the cost of 4,540,048 unallocated shares held by the trust and for 2,829,771 shares related to another employee plan. These shares reduce the number of common shares used in the calculation of earnings per share.

Dividends received by the ESOP are used to repay the loan to DPL. As debt service payments are made on the loan, shares are released on a pro-rata basis. Dividends on the allocated shares are charged to retained earnings, and dividends on the unallocated shares reduce interest and principal on the loan.

Cumulative shares allocated to employees and outstanding for the calculation of earnings per share were 2,522,360 in 2002; 2,312,925 in 2001; and 2,143,871 in 2000. Compensation expense, which is based on the fair value of the shares allocated, amounted to $2.5 million in 2002, $4.7 million in 2001, and $3.8 million in 2000.

DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2002. The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

DPL purchased 25 million shares of its common stock in a Dutch Auction self-tender in March 2000. Through December 31, 2002, DPL repurchased an additional 6.3 million shares under an authorized share repurchase program of up to 6.6 million shares. These shares are held as treasury stock.

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

As part of DPL’s recapitalization transaction (see Note 8), 31.6 million warrants were issued in 2002 representing approximately 25% of DPL shares currently outstanding, with a term of 12 years, and an exercise price of $21 per share. These warrants were sold for an aggregate purchase price of $50 million. Pursuant to the warrant agreement, DPL has reserved out of its authorized shares of common stock a number of shares sufficient to provide for the exercise in full of all outstanding warrants.

8. Preferred Stock

DPL Inc.:	No par value, 8,000,000 shares authorized, 6,600,000 shares outstanding. As part of DPL’s recapitalization, 6.8 million shares of mandatorily redeemable voting preferred securities, redeemable par value of $0.01 per share, were issued at an aggregate purchase price of $68,000. These preferred securities carry voting rights for up to 4.9% of DPL’s total voting rights and the nomination of one Board seat.

DP&L:	$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

	Series/Rate	Current Redemption Price	Current Shares Outstanding	Par Value at December 31, 2002 and 2001 ($ in millions)

A	3.75%	$102.50	93,280	$9.3
B	3.75%	$103.00	69,398	7.0
C	3.90%	$101.00	65,830	6.6

Total			228,508	$22.9

The shares may be redeemed at the option of DP&L at the per share prices indicated, plus cumulative accrued dividends.

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (“KKR”). The trust preferred securities sold to KKR had an aggregate face amount of $550 million, were issued at an initial discounted aggregate price of $500 million, had a maturity of 30 years (subject to acceleration six months after the exercise of the warrants), and paid distributions at a rate of 8.5% of the aggregate face amount per year. DPL recognized the entire trust preferred securities original issue discount of $50 million in 2000. The proceeds from this recapitalization were used to finance the regional generation expansion, repurchase 31.3 million shares of DPL Inc. common stock, and reduce outstanding short-term debt.

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

9. Long-term Debt, Notes Payable, and Compensating Balances

	At December 31,
$ in millions	2002	2001

First mortgage bonds maturing:
2024-2026 8.01% (a)	$446.0	$446.0
Pollution control series maturing
through 2027 6.43% (a)	105.2	105.6

	551.2	551.6
Guarantee of Air Quality Development
Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Senior Notes 6.82% Series due 2004 (b)	500.0	500.0
Notes maturing through 2007 - 7.83%	55.0	63.0
Obligation for capital lease	4.7	5.4
Unamortized debt discount and
premium (net)	(3.5)	(4.2)

Total	$2,142.4	$2,150.8

(a)	Weighted average interest rates for 2002 and 2001.
(b)	In March 2000 and September 2002, the interest rate adjusted from 6.32% to 6.67% and from 6.67% to 6.82%, respectively.
The amounts of maturities and mandatory redemptions for first mortgage bonds, notes, and the capital lease are (in millions) $9.1 in 2003, $511.1 in 2004, $13.1 in 2005, $16.1 in 2006, and $452.3 in 2007. Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

During 2001, $400 million of a series of senior notes due 2011 were issued with an interest rate of 6.875%. The issuance was part of a refinancing in which the proceeds were used to redeem $550 million of 8.5% trust preferred securities and retire short-term debt as discussed in Note 8.

During 2000, $425 million of a series of senior notes due 2007 were issued with an interest rate of 8.25%. The proceeds were used to finance the regional generation expansion, repurchase 31.3 million shares of DPL Inc. common stock, and reduce outstanding short-term debt.

DPL and DP&L have $50.0 and $105.0 million, respectively, available through revolving credit agreements with a consortium of banks. The DPL facility contains three financial covenants including maximum debt to total capitalization, minimum EBIT to interest coverage and minimum tangible net worth. The DP&L facility contains two financial covenants including maximum debt to total capitalization, and minimum EBIT to interest coverage. Each of these covenants is currently met. Facility fees are approximately $0.2 million per year. The primary purpose of the revolving credit facilities is to provide back-up liquidity for DPL and DP&L’s commercial paper programs. At December 31, 2002 and 2001, DPL and DP&L had no outstanding borrowings under these credit agreements.

56

DP&L has $65.0 million available in short-term informal lines of credit. The commitment fees are immaterial. Borrowings at December 31, 2002 and 2001 were zero.

DPL had no commercial paper outstanding at year-end 2002 and $12 million outstanding in commercial paper at year-end 2001 at an interest rate of 3.2%. DP&L had no outstanding commercial paper balances at December 31, 2002 and 2001.

10. Employee Stock Plans

In 2000, DPL’s Board of Directors adopted and its shareholders approved The DPL Inc. Stock Option Plan. On February 1, 2000, options were granted at an exercise price of $21.00, which was above the market price of $19.06 per share on that date. The exercise price of options granted after that date approximated the market price of the stock on the date of grant. Options granted in 2000 and 2001 represent three-year awards, vest five years from the grant date, and expire ten years from the grant date. Options granted in 2002 vest in three years and expire ten years from the grant date. At December 31, 2002, there were 624,500 options available for grant.

Summarized stock option activity was as follows:

	2002	2001	2000

Options outstanding at beginning of year	7,232,500	7,610,000	—
Granted	900,000	127,500	7,610,000
Exercised	—	—	—
Forfeited	(773,000)	(505,000)	—

Outstanding at year-end	7,359,500	7,232,500	7,610,000
Exercisable at year-end	—	—	—

Weighted average option prices per share:
At beginning of year	$21.99	$22.10	—
Granted	14.95	27.17	$22.10
Exercised	—	—	—
Forfeited	21.80	24.97	—
Outstanding at year-end	20.90	21.99	22.10
Exercisable at year-end	—	—	—

The weighted-average fair value of options granted was $2.56, $3.47 and $3.65 per share in 2002, 2001, and 2000, respectively. The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model utilizing the following assumptions:

	2002	2001	2000

Volatility	24.0%	18.5%	18.5%
Expected life (years)	8.0	5.1	5.1
Dividend yield rate	4.3%	3.6%	3.5%
Risk-free interest rate	3.4%	4.5%	6.8%

The following table reflects information about stock options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

$14.95 - $21.00	6,745,000	7.4	$20.19	—	—
$21.01 - $29.63	614,500	7.9	$28.72	—	—

11. Ownership of Facilities

DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests. As of December 31, 2002, DP&L had $142.1 million of construction in progress at such facilities. DP&L’s share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

The following table presents DP&L’s undivided ownership interest in such facilities at December 31, 2002:

	DP&L Share		DP&L Investment

	Ownership (%)	Production Capacity (MW)	Gross Plant in Service ($ in millions)

Production Units:
Beckjord Unit 6	50.0	210	$60
Conesville Unit 4	16.5	129	31
East Bend Station	31.0	186	178
Killen Station	67.0	418	381
Miami Fort Units 7&8	36.0	360	160
Stuart Station	35.0	823	276
Zimmer Station	28.1	365	1,000
Transmission (at varying percentages)			88

12. Business Segment Reporting

DPL is a diversified regional merchant energy company. DPL’s principal operating subsidiaries are DP&L and DPL Energy. DP&L provides electric services to over 500,000 retail customers in West Central Ohio. DP&L also sold and distributed natural gas until October 31, 2000, at which time it sold its natural gas retail distribution assets and certain liabilities (see Note 3). DPL Energy markets over 4,600 megawatts of generation capacity in retail and wholesale energy markets.

In 2000, DPL had two reportable operating segments: Electric and Natural Gas. As a result of the sale of the natural gas retail distribution operations, the Electric segment is the remaining reportable operating segment. Assets and related costs associated with DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment. Amounts attributed to segments below the quantitative thresholds for separate disclosure are reported as “Other,” which primarily includes a natural gas supply management subsidiary, street lighting services, insurance, and financial support services. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. The sale of these contracts did not have a material effect on overall results.

	For the years ended December 31,
$ in millions	2002	2001	2000

Net revenues:
Electric	$867.2	$881.2	$839.8
Natural Gas	—	—	66.9
Other	12.9	15.6	13.1

Total	880.1	$896.8	$919.8

Operating income:
Electric	$438.4	$448.2	$426.5
Natural Gas	—	—	24.2
Other (a)	(11.7)	8.6	(6.0)

Total operating income	426.7	456.8	444.7

Investment income (loss)	(105.7)	25.2	85.9
Interest expense	(154.8)	(137.0)	(140.3)
Trust preferred distributions by subsidiary	(24.6)	(39.5)	(87.3)
Other income and deductions	(4.0)	2.7	138.5

Income before income taxes,
extraordinary item, and accounting
change	$137.6	$308.2	$441.5

Depreciation and amortization:
Electric	$130.2	$118.8	$124.9
Natural Gas	—	—	7.4
Other	3.9	8.5	3.3

Total	134.1	$127.3	$135.6

Expenditures – construction additions:
Electric	$163.3	$334.5	$335.8
Natural Gas	—	—	7.1
Other	2.6	4.4	1.0

Total	165.9	$338.9	$343.9

Assets:
Electric segment	3,022.3	$2,995.1	$2,836.6
Other	14.9	15.1	74.8
Unallocated corporate assets	1,138.9	1,265.7	1,554.2

Total Assets	$4,176.1	$4,275.9	$4,465.6

(a) Includes unallocated corporate items.

13. Fair Value of Financial Instruments

	At December 31,

	2002				2001

		Gross Unrealized				Gross Unrealized

$ in millions	Fair Value	Gains	Losses	Cost	Fair Value	Gains	Losses	Cost

Assets
Available for sale securities	$197.4	$3.3	$(4.8)	$198.9	210.7	$9.6	$(5.5)	$206.6

Held-to-maturity securities:
Debt securities (a)	51.4	1.4	—	50.0	45.7	—	(0.2)	45.9
Private securities	821.3			816.7	936.2			1,010.2
Other	0.2			0.2	0.3			0.3

Total	$1,070.3			$1,065.8	$1,192.9			$1,263.0

Liabilities (b)
Debt	$2,259.2			$2,151.5	$2,246.3			$2,171.0

Capitalization
Unallocated stock in ESOP	$69.6			$57.9	$114.3			$60.5

(a) Maturities range from 2003 to 2010.
(b) Includes current maturities.
Gross realized gains and (losses) were $2.3 and $(5.0) in 2002, $35.0 and $(11.5) in 2001, $56.6 and $(5.2) million in 2000, respectively.
14. Earnings per Share
Basic earnings per share are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 19 million of DPL’s stock options and warrants were excluded from the computation of diluted earnings per share for the year 2002 because they were anti-dilutive. However, these stock options and warrants could be dilutive in the future. Approximately 500 thousand stock options were anti-dilutive in 2001, and there were no anti-dilutive stock options or warrants for the year 2000.

61

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before extraordinary item and cumulative effect of accounting change:

	2002			2001			2000

			Per	(a)		Per	(b)		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share

Basic EPS	$87.3	119.1	$0.73	$196.9	119.1	$1.65	$284.9	127.7	$2.23

Effect of Dilutive
Securities:
Warrants		2.5			6.6			4.5
Stock Option Plan		0.3			0.9			0.7

Diluted EPS	$87.3	121.9	$0.72	$196.9	126.6	$1.56	$284.9	132.9	$2.14

(a)	Income before cumulative effect of accounting change
(b)	Income before extraordinary item
15. Contingencies
In the normal course of business, the Company is subject to various regulatory proceedings, lawsuits, claims and other matters. The Company is also subject to shareholder litigation in the United States District Court and in two Ohio Courts of Common Pleas. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. In the opinion of the Company’s management, the eventual resolution of such matters for amounts above those reflected in the consolidated financial statements would not likely have a materially adverse effect on the financial condition of the Company.

The Company has made investments in private equity funds managed by various investment firms. The Company may be called upon to make additional investments in financial assets if and as the investment firms purchase additional companies during the funds’ investment period. Over the last several years, these investments have been funded from the return of previously invested capital gains, keeping the total private invested balance substantially the same. A part or all of the public securities portion of the portfolio, approximately $175 million, is available for funding capital calls, if and as required. The magnitude of future investment opportunities and corresponding capital calls by the funds as well as the rate of return of capital and gains cannot be predicted. However, with an average portfolio company life of just three years, the aggregate capital invested in the private equity portion of the portfolio is not expected to exceed $1 billion, notwithstanding that the Company can be called upon to additionally invest up to approximately $400 million during the next six years. These funds are saleable in an active secondary market to qualified purchasers although the breadth and quality of bids at any particular point in time cannot be predicted or assured. Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the start.

62

R e p o r t  o f  I n d e p e n d e n t  A c c o u n t a n t s

PricewaterhouseCoopers LLP

To the Board of Directors and Shareholders of DPL Inc.

      In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 66 present fairly, in all material respects, the financial position of DPL Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) on page 66 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Dayton, Ohio
January 27, 2003

S e l e c t e d  Q u a r t e r l y  I n f o r m a t i o n  (Unaudited)

		For the three months ended
		March 31,		June 30,			September 30,		December 31,
		2002	2001	2002	2001		2002	2001	2002	2001

Electric revenues		$271.7	$294.3	$278.5	$286.7		$341.1	$350.9	$282.2	$254.3
Operating Income		95.9	118.3	100.5	100.6		131.0	156.9	99.3	80.9
Income before income taxes,
extraordinary item, and
accounting change		65.2	123.0	(68.4)	31.5		104.2	133.3	36.6	20.4
Income before extraordinary
item and accounting change		40.6	74.6	(43.4)	21.2		64.7	83.7	25.4	17.4
Net income		40.6	75.6	(43.4)	21.2		64.7	83.7	25.4	17.4
Earnings per share of common
stock:
Basic
Before extraordinary item and
accounting change		0.34	0.62	(0.36)	0.18	(a)	0.54	0.70	0.21	0.15	(b)
Net income		0.34	0.63	(0.36)	0.18	(a)	0.54	0.70	0.21	0.15	(b)
Diluted
Before extraordinary item and
accounting change		0.33	0.58	(0.36)	0.16		0.54	0.67	0.21	0.14
Net income		0.33	0.58	(0.36)	0.16		0.54	0.67	0.21	0.14
Dividends paid per share		0.235	0.235	0.235	0.235		0.235	0.235	0.235	0.235

Common stock market price	-High	25.55	32.38	27.19	30.99		26.25	28.90	17.19	25.29
	-Low	22.56	25.65	25.13	26.95		14.95	22.87	13.75	22.30

(a)	Results include charges for a voluntary early retirement program (see Note 6).
(b)	Results include charges for a non-union workforce reduction program (see Note 6).
Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Directors of the Registrant

The information required by this item of Form 10-K is set forth in DPL’s definitive Proxy Statement relating to the 2003 Annual Meeting of Shareholders (“2003 Proxy Statement”), which is incorporated herein by reference, and at the end of Part I of this Form 10-K.

Item 11 - Executive Compensation

The information required by this item of Form 10-K is set forth in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item of Form 10-K is set forth in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

The information required by this item of Form 10-K is set forth in the 2003 Proxy Statement, which is incorporated herein by reference.

Item 14 - Controls and Procedures

Within 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART IV

Item 15 - Exhibits, Financial Statement Schedule and Reports on Form 8-K

Page No.

(a) The following documents are filed as part of this report:
1. Financial Statements:

Consolidated Statements of Results of Operations for each of the
three years in the period ended December 31, 2002	40
Consolidated Statements of Cash Flow for each of the three years
in the period ended December 31, 2002	41
Consolidated Balance Sheets at December 31, 2002 and 2001	42
Consolidated Statement of Changes to Shareholders’ Equity for
each of the three years in the period ended December 31, 2002	43
Notes to the Consolidated Financial Statements	44
Report of Independent Accountants	63

2. Financial Statement Schedule

For the three years in the period ended December 31, 2002:

Schedule II – Valuation and qualifying accounts	75

The information required to be submitted in schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3. Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:

Incorporated Herein by
Reference as Filed With

2	(a)	Copy of the Agreement of Merger among DPL Inc., Holding	Exhibit A to the 1986 Proxy
		Sub Inc. and DP&L dated January 6, 1986	Statement
(File No. 1-2385)

2	(b)	Copy of Asset Purchase Agreement, dated December 14,	Exhibit 2 to Report on Form
		1999, between The Dayton Power and Light Company,	10-Q for the quarter ended
		Indiana Energy, Inc., and Number-3CHK, Inc	September 30, 2000
(File No. 1-9052)

3	(a)	Copy of Amended Articles of Incorporation of DPL Inc.	Exhibit 3 to Report on Form
		dated September 25, 2001	10-K/A for the year ended
December 31, 2001
(File No. 1-2385)

4	(a)	Copy of Composite Indenture dated as of October 1, 1935,	Exhibit 4(a) to Report on
		between DP&L and The Bank of New York, Trustee with	Form 10-K for the year
		all amendments through the Twenty-Ninth Supplemental	ended December 31, 1985
		Indenture	(File No. 1-2385)

4	(b)	Copy of the Thirtieth Supplemental Indenture dated as of	Exhibit 4(h) to Registration
		March 1, 1982, between DP&L and The Bank of New York,	Statement No. 33-53906
Trustee

4	(c)	Copy of the Thirty-First Supplemental Indenture dated as	Exhibit 4(h) to Registration
		of November 1, 1982, between DP&L and The Bank of	Statement No. 33-56162
New York, Trustee

4	(d)	Copy of the Thirty-Second Supplemental Indenture dated	Exhibit 4(i) to Registration
		as of November 1, 1982, between DP&L and The Bank of	Statement No. 33-56162
New York, Trustee

4	(e)	Copy of the Thirty-Third Supplemental Indenture dated as	Exhibit 4(e) to Report on
		of December 1, 1985, between DP&L and The Bank of	Form 10-K for the year
		New York, Trustee	ended December 31, 1985
(File No. 1-2385)

4	(f)	Copy of the Thirty-Fourth Supplemental Indenture dated as	Exhibit 4 to Report on Form
		of April 1, 1986, between DP&L and The Bank of New	10-Q for the quarter ended
		York, Trustee	June 30, 1986
(File No. 1-2385)

4	(g)	Copy of the Thirty-Fifth Supplemental Indenture dated as	Exhibit 4(h) to Report on
		of December 1, 1986, between DP&L and The Bank of	Form 10-K for the year
		New York, Trustee	ended December 31, 1986
(File No. 1-9052)

4	(h)	Copy of the Thirty-Sixth Supplemental Indenture dated as	Exhibit 4(i) to Registration
		of August 15, 1992, between DP&L and The Bank of New	Statement No. 33-53906
York, Trustee

4	(i)	Copy of the Thirty-Seventh Supplemental Indenture dated	Exhibit 4(j) to Registration
		as of November 15, 1992, between DP&L and The Bank of	Statement No. 33-56162
New York, Trustee

4	(j)	Copy of the Thirty-Eighth Supplemental Indenture dated as	Exhibit 4(k) to Registration
		of November 15, 1992, between DP&L and The Bank of	Statement No. 33-56162
New York, Trustee

4	(k)	Copy of the Thirty-Ninth Supplemental Indenture dated as	Exhibit 4(k) to Registration
		of January 15, 1993, between DP&L and The Bank of New	Statement No. 33-57928
York, Trustee

4	(l)	Copy of the Fortieth Supplemental Indenture dated as of	Exhibit 4(m) to Report on
		February 15, 1993, between DP&L and The Bank of New	Form 10-K for the year
		York, Trustee	ended December 31, 1992
(File No. 1-2385)

4	(m)	Copy of Forty-First Supplemental Indenture dated as of	Exhibit 4(m) to Report on
		February 1, 1999, between DP&L and The Bank of New	Form 10-K for the year
		York, Trustee	ended December 31, 1998
(File No. 1-2385)

4	(n)	Copy of the Revolving Credit Agreement dated as of	Filed herewith as Exhibit
		December 18, 2002 between DPL Inc., Keybank National	4(n)
Association (as agent), Bank One, NA (as agent), and the
banks named therein

4	(o)	Copy of the Note Purchase Agreement dated as of April 6,	Exhibit 4 to Report on Form
		1999 for $500 million of 6.32% Senior Notes due 2004	10-Q dated June 30, 1999
(File No. 1-9052)

4	(p)	Copy of Rights Agreement between DPL Inc. and	Exhibit 4 to Report on Form
		Equiserve Trust Company, N.A	8-K dated September 25,
2001 (File No. 1-9052)

4	(q)	Copy of Securities Purchase Agreement dated as of	Exhibit 99(b) to Schedule
		February 1, 2000 by and among DPL Inc. and DPL Capital	TO dated February 4, 2000
		Trust I, Dayton Ventures LLC and Dayton Ventures Inc.	(File No. 1-9052)
and certain exhibits thereto

10	(a)*	Copy of Directors’ Deferred Stock Compensation Plan	Exhibit 10(a) to Report on
		amended December 31, 2000	Form 10-K for the year
ended December 31, 2000
(File No. 1-9052)

10	(b)*	Copy of Directors’ Deferred Compensation Plan amended	Exhibit 10(b) to Report on
		December 31, 2000	Form 10-K for the year
ended December 31, 2000
(File No. 1-9052)

10	(c)*	Copy of Management Stock Incentive Plan amended	Exhibit 10(c) to Report on
		December 31, 2000	Form 10-K for the year
ended December 31, 2000
(File No. 1-9052)

10	(d)*	Copy of Key Employees Deferred Compensation Plan	Exhibit 10(d) to Report on
		amended December 31, 2000	Form 10-K for the year
ended December 31, 2000
(File No. 1-9052)

10	(e)*	Form of Change of Control Agreement with Certain	Exhibit 10(e) to Report on
		Executive Officers	Form 10-K for the year
ended December 31, 2000
(File No. 1-9052)

10	(f)*	Copy of Stock Option Plan	Exhibit 10(f) to Report on
Form 10-K for the year
ended December 31, 2000
(File No. 1-9052)

10	(g)*	Consulting contract dated as of December 31, 1996 between DPL Inc. and Peter H. Forster	Filed herewith as Exhibit 10(g)

10	(h)*	Employment agreement dated as of March 21, 2000 between DPL Inc. and Elizabeth M. McCarthy	Filed herewith as Exhibit 10(h)

10	(i)*	Employment agreement dated as of October 17, 2002 between DPL Inc. and Stephen F. Koziar	Filed herewith as Exhibit 10(i)

18		Copy of preferability letter relating to change	Exhibit 18 to Report on
		in accounting for unbilled revenues from	Form 10-K for the year
		Price Waterhouse LLP	ended December 31, 1987
(File No. 1-9052)

21		List of Subsidiaries of DPL Inc.	Filed herewith as Exhibit 21

23		Consent of PricewaterhouseCoopers LLP	Filed herewith as Exhibit 23

*Management contract or compensatory plan.

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

(b) Reports on Form 8-K

On October 17, 2002, DPL Inc. filed a report on Form 8-K stating that its Board of Directors announced that Allen M. Hill, President and Chief Executive Officer of DPL Inc. and DP&L, plans to retire at the end of 2002. The Board simultaneously announced that Stephen F. Koziar will succeed Hill as President and Chief Executive Officer of DPL Inc. and DP&L.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.

Registrant

February 19, 2003	/s/ Elizabeth M. McCarthy

Elizabeth M. McCarthy Group Vice President and Chief Financial Officer (principal financial officer)

February 19, 2003	/s/ Stephen F. Koziar

Stephen F. Koziar President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ T. J. Danis	Director	February 19, 2003

(T. J. Danis)

/s/ J. F. Dicke, II	Director	February 19, 2003

(J. F. Dicke, II)

/s/ P. H. Forster	Director and Chairman	February 19, 2003

(P. H. Forster)

/s/ E. Green	Director	February 19, 2003

(E. Green)

	Director	February 19, 2003
(J. G. Haley)

/s/ W. A. Hillenbrand	Director	February 19, 2003

(W. A. Hillenbrand)

	Director	February 19, 2003
(D. R. Holmes)

/s/ S. F. Koziar	Director, President and Chief	February 19, 2003
Executive Officer
(S. F. Koziar)

/s/ B. R. Roberts	Director	February 19, 2003

(B. R. Roberts)

	Director	February 19, 2003
(G. R. Roberts)

/s/ S. M. Stuart	Director	February 19, 2003

(S. M. Stuart)

/s/ E. M. McCarthy	Group Vice President and Chief	February 19, 2003
Financial Officer (principal financial
(E. M. McCarthy)	officer)

CERTIFICATIONS

I, Elizabeth M. McCarthy, certify that:
1.	I have reviewed this annual report on Form 10-K of DPL Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 19, 2003
Signature:	/s/ Elizabeth M. McCarthy

Print Name:	Elizabeth M. McCarthy
Title:	Group Vice President and Chief Financial Officer

CERTIFICATIONS

I, Stephen F. Koziar, certify that:
1.	I have reviewed this annual report on Form 10-K of DPL Inc.;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 19, 2003
Signature:	/s/ Stephen F. Koziar

Print Name:	Stephen F. Koziar
Title:	President and Chief Executive Officer

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2002, 2001, and 2000

($ in thousands)

COLUMN A	COLUMN B	COLUMN C		COLUMN D	COLUMN E

		Additions

Description	Balance at Beginning of Period	Charged to Income	Other	Deductions (1)	Balance at End of Period

2002:
Deducted from accounts receivable—

Provision for uncollectible accounts	$12,464	$3,612	$ —	$4,982	$11,094

2001:
Deducted from accounts receivable—

Provision for uncollectible accounts	$6,851	$11,461	$ —	$5,848	$12,464

2000:
Deducted from accounts receivable—

Provision for uncollectible accounts	$4,355	$8,342	$ —	$5,846	$6,851

(1) Amounts written off, net of recoveries of accounts previously written off.