Form 10-Q
period 2003-03-31
DPL INC
filed 2003-05-01
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number  1-9052

DPL INC.

(Exact name of registrant as specified in its charter)

OHIO	31-1163136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

YES   ☒          NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒          NO   ☐

Indicate the number of shares of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value and Preferred Share Purchase Rights	126,501,404 Shares
(Title of each class)	(Outstanding at March 31, 2003)

DPL INC.

Available Information:

DPL makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  DPL’s Internet website address is www.dplinc.com.

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended March 31,
	2003	2002
Revenues
Electric revenues	$295.1	$271.7
Other revenues, net of fuel costs	2.4	3.6
	297.5	275.3
Expenses
Fuel	56.6	48.0
Purchased power	19.4	21.1
Operation and maintenance	39.1	38.5
Depreciation and amortization	34.7	33.4
Amortization of regulatory assets, net	12.1	11.5
General taxes	28.7	26.9
Total expenses	190.6	179.4

Operating Income	106.9	95.9

Investment income (loss)	(3.6)	6.1
Interest expense	(39.2)	(38.2)
Trust preferred distributions by subsidiary	(6.2)	(6.2)
Other income	0.1	7.6

Income Before Income Taxes and Cumulative Effect of Accounting Change	58.0	65.2

Income taxes	21.9	24.6

Income Before Cumulative Effect of Accounting Change	36.1	40.6

Cumulative effect of accounting change, net of tax (Note 5)	17.0	—

Net Income	$53.1	$40.6

Average Number of Common Shares Outstanding (millions)
Basic	119.8	119.1
Diluted	119.8	123.6

Earnings Per Common Share
Basic:
Income before cumulative effect of accounting change	$0.30	$0.34
Cumulative effect of accounting change	0.14	—
Total Basic	$0.44	$0.34

Diluted:
Income before cumulative effect of accounting change	$0.30	$0.33
Cumulative effect of accounting change	0.14	—
Total Diluted	$0.44	$0.33

Dividends Paid Per Share of Common Stock	$0.235	$0.235

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2003	2002
Operating Activities

Net income	$53.1	$40.6
Adjustments:
Depreciation and amortization	34.7	33.4
Amortization of regulatory assets, net	12.1	11.5
Deferred income taxes	20.0	16.5
Investment (income) loss	6.1	(3.7)
Cumulative effect of accounting change, net of tax	(17.0)	—
Changes in working capital:
Accounts receivable	11.7	(1.3)
Accounts payable	9.0	0.6
Accrued taxes payable	(5.5)	(14.7)
Accrued interest payable	(23.8)	(24.3)
Inventories	1.9	(3.3)
Other	(7.2)	(12.8)

Net cash provided by operating activities	95.1	42.5

Investing Activities

Capital expenditures	(35.5)	(57.3)
Purchases of fixed income and equity securities	(9.7)	(24.2)
Sales of fixed income and equity securities	22.1	43.3

Net cash used for investing activities	(23.1)	(38.2)

Financing Activities

Issuance of short-term debt, net	—	49.0
Retirement of long-term debt	(4.0)	(3.6)
Dividends paid on common stock	(28.0)	(27.9)

Net cash provided by (used for) financing activities	(32.0)	17.5

Cash and temporary cash investments

Net change	40.0	21.8
Balance at beginning of period	40.8	7.5
Balance at end of period	$80.8	$29.3

Cash Paid During the Period for:
Interest and trust preferred distributions	$67.4	$66.9
Income taxes	$(1.4)	$13.4

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	At March 31, 2003	At December 31, 2002
ASSETS

Property

Property	$4,344.7	$4,323.2
Less: Accumulated depreciation and amortization	(1,823.1)	(1,820.5)
Net property	2,521.6	2,502.7

Current Assets

Cash and temporary cash investments	80.8	40.8
Accounts receivable, less provision for uncollectible accounts of $7.8 and $11.1, respectively	156.2	169.4
Inventories, at average cost	54.2	56.1
Prepaid taxes	35.2	46.9
Other	80.1	75.1

Total current assets	406.5	388.3

Other Assets

Financial assets
Public securities	171.0	175.8
Private securities under the equity method	371.4	389.2
Private securities under the cost method	462.5	458.5
	1,004.9	1,023.5
Income taxes recoverable through future revenues	43.5	34.6
Other regulatory assets	59.1	71.1
Other	128.5	155.9

Total other assets	1,236.0	1,285.1

Total Assets	$4,164.1	$4,176.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At March 31, 2003	At December 31, 2002
CAPITALIZATION AND LIABILITIES

Capitalization

Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(87.6)	(89.6)
Accumulated other comprehensive income	(0.1)	0.2
Earnings reinvested in the business	892.9	868.0

Total common shareholders’ equity	856.5	829.9

Preferred stock	22.9	22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.7	292.6
Long-term debt	2,137.3	2,142.3

Total capitalization	3,309.5	3,287.8

Current Liabilities

Accounts payable	94.6	100.3
Accrued taxes	74.8	95.0
Accrued interest	33.5	51.1
Short-term debt	—	—
Other	36.4	35.0

Total current liabilities	239.3	281.4

Deferred Credits and Other

Deferred taxes	326.5	295.8
Unamortized investment tax credit	54.7	55.1
Insurance and claims costs	115.2	114.3
Other	118.9	141.7

Total deferred credits and other	615.3	606.9

Contingencies (Note 8)

Total Capitalization and Liabilities	$4,164.1	$4,176.1

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.  DPL Inc. (“DPL” or the “Company”) has prepared the consolidated financial statements in this report without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL’s 2002 Annual Report on Form 10-K.

2.  Reclassifications have been made in the presentation of certain prior year amounts to conform to the current reporting presentation of DPL.

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

Approximately 38.1 million of DPL’s stock options and warrants were excluded from the computation of diluted earnings per share in the first quarter of 2003 because they were anti-dilutive.  However, these stock options and warrants could be dilutive in the future.  Approximately 0.7 million stock options were anti-dilutive in the first quarter of 2002.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three Months Ended March 31,
	2003			2002
$ in millions Except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$36.1	119.8	$0.30	$40.6	119.1	$0.34

Effect of Dilutive Securities
Warrants		—			4.0
Stock Options		—			0.5

Diluted EPS	$36.1	119.8	$0.30	$40.6	123.6	$0.33

4.  Comprehensive income for the three months ended March 31, 2003 and 2002 consisted of the following:

	Three Months Ended March 31,
$ in millions	2003	2002

Net income	$53.1	$40.6
Net change in unrealized losses on financial instruments net of reclassification adjustments, after tax	(0.3)	(3.2)
Comprehensive income	$52.8	$37.4

5.  DPL adopted the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of January 1, 2003.  SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  DPL’s legal obligations associated with the retirements of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers, and ash disposal facilities.  Application of SFAS No. 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced DPL’s accumulated depreciation reserve by $32.1 million.  If the new accounting rule had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million.  Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets.  This change will reduce annual depreciation and amortization expense by $1.9 million.  On a pro forma basis, the impact for the quarter ended March 31, 2002 would have been $0.3 million after tax, or less than $0.01 per basic share.  In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred.  Since the generation assets are not subject to Ohio regulation, DPL recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations.  The total cumulative effect of the adoption of SFAS No. 143 increased net income and shareholder’s equity by $28.3 million before tax.

6.  On January 1, 2003, DPL began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).”  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  DPL previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options.  DPL has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003.  If DPL had used a fair-value method of accounting for stock-based compensation cost related to stock options granted prior to 2003, net income and earnings per share would have been reported as follows:

	Three Months Ended March 31,
$ in millions	2003	2002

Net income, as reported	$53.1	$40.6
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.3
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.8)	(0.9)
Pro forma net income	$52.3	$40.0

Earnings per share:
Basic – as reported	$0.44	$0.34
Basic – pro forma	$0.44	$0.34

Diluted – as reported	$0.44	$0.33
Diluted – pro forma	$0.43	$0.32

7.  DPL’s transmission and distribution and base load and peaking generation operations are managed and evaluated as a single operating segment, “Electric.”  Amounts attributable to segments below the quantitative thresholds for separate disclosure are reported as “Other”, which includes primarily street lighting services, insurance, and financial support services.

	Three Months Ended March 31,
$ in millions	2003	2002
Net revenues:
Electric	$219.1	$202.6
Other	2.4	3.6
Total	$221.5	$206.2

Operating income:
Electric	$113.5	$99.6
Other (a)	(6.6)	(3.7)
Total	106.9	95.9
Investment income (loss)	(3.6)	6.1
Interest expense	(39.2)	(38.2)
Trust preferred distributions by subsidiary	(6.2)	(6.2)
Other income	0.1	7.6
Income before income taxes and cumulative effect of accounting change	$58.0	$65.2

(a)          Includes unallocated corporate items.

8.  In the normal course of business, DPL is subject to various regulatory proceedings, lawsuits, claims and other matters.  Currently, DPL is subject to shareholder litigation in the United States District Court and in two Ohio Courts of Common Pleas.  Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

DPL has financial assets in public and private securities including limited partnership interests in private equity funds managed by various investment firms.  Over the next six years, DPL may be called upon to make additional investments in these funds if and as the funds make investments during their respective investment periods.  Currently, DPL could be required to invest up to an additional $384 million in existing limited partnership investments, but is not subscribing to additional private equity funds at this time.  DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  A part or all of the public securities held in the portfolio, approximately $171 million, along with the portfolio’s existing cash of $24 million, is available for investment in the private equity funds, if and as required.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the date of investment.  DPL’s limited partnership interests are saleable to qualified purchasers in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

DPL Inc. (“DPL” or the “Company”) reported earnings before the cumulative effect of an accounting change of $0.30 per share for the first quarter of 2003 compared to earnings of $0.34 per share for the first quarter of 2002.  Results for the current quarter included increased operating income of 11% to $106.9 million primarily as a result of increased retail and wholesale sales and margins.  The cumulative effect of an accounting change in the current quarter of $17.0 million after tax resulted from the adoption of a new accounting standard for asset retirement obligations.  Earnings per share numbers are before share dilution.

Results for the current quarter, exclusive of investment loss of $0.02 per share and the gain from the cumulative effect of an accounting change of $0.14 per share, were $0.32 per share before share dilution.  This compares to basic earnings per share excluding investment income of $0.31 for the first quarter of 2002.

Income Statement Highlights

	Three Months Ended March 31,
$ in millions	2003	2002

Electric revenues	$295.1	$271.7
Fuel	56.6	48.0
Purchased power	19.4	21.1
Net electric revenues	$219.1	$202.6

Operating income	$106.9	$95.9

Increased electric revenues resulted from increases in both retail and wholesale revenues.  Retail residential and commercial revenues increased $13.3 million or 8% primarily as a result of higher sales volume driven by colder weather as compared to 2002 with heating degree days of 3,193 in the first quarter of 2003 compared to 2,563 in the first quarter last year.  Wholesale capacity and energy revenues increased $10.2 million or 52% primarily as a result of increased operating output at DPL’s generating units and higher average wholesale electric commodity prices.   Fuel costs increased $8.6 million or 18% as a result of increased production and higher plant availability.  Purchased power costs decreased $1.7 million or 8% as a result of lower purchased power volumes resulting from increased production and higher plant availability, partially offset by higher market prices.

Operation and maintenance expense increased $0.6 million or 2% primarily as a result of higher operating plant costs associated with the increase in production.

Depreciation and amortization expense increased $1.3 million or 4% as a result of a $179 million investment in 480 megawatts of peaking generation capacity in the summer of 2002, and the completion of selective catalytic reduction installation at certain facilities.

General taxes increased $1.8 million or 7% primarily as a result of increased sales causing an increase in the Ohio kWh excise tax and increases in property base resulting in higher property tax expense, as well as property tax rate increases.

Investment income for the current quarter was comprised of realized gains and income from public securities of $3.2 million and from private securities under the cost method of $5.0 million, less losses of $11.8 million from private securities under the equity method.  Investment income for the first quarter of last year was comprised of $4.5 million of realized gains and investment income from the public securities and $12.0 million of income from private investments under the cost method, offset by losses of $10.4 million for equity method private investments.

Other income decreased $7.5 million primarily as a result of income recognized in the prior year for the business interruption insurance policy related to deregulation (see “Issues and Financial Risks - Other Matters”).

Interest expense increased $1.0 million or 3% primarily as a result of lower capitalized interest for peaking generation asset additions in 2002, partially offset by higher capitalized interest for selective catalytic reduction installations in 2003.

The cumulative effect of an accounting change reflects DPL’s adoption of the provisions of the Financial Accounting Standard Board’s (“FASB”) Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) as of January 1, 2003 (see Note 5 to the Consolidated Financial Statements).

Capital Resources and Requirements

Construction additions were $21 million for the first three months of 2003 and are expected to approximate $110 million for the year.  Current year additions relate to DPL’s environmental compliance program, power plant equipment, and the installation of meters and distribution lines.

DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $5.1 million for the remainder of 2003, $511.1 million in 2004, and $13.1 million in 2005.  Over the next six years, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  Currently, DPL could be required to invest up to an additional $384 million in existing limited partnership investments, but is not subscribing to additional private equity funds at this time (see Note 8 to the Consolidated Financial Statements and “Market Risk” for a further discussion of the composition, risk and liquidity of the financial assets).  DPL expects to finance its 2003 construction program, debt maturities, and investments in financial assets with internal funds.  In 2004, DPL expects to finance its construction program and investments in financial assets with internal funds.  Debt maturities in 2004 are expected to be financed with a combination of internal and external funds.  The level of external funding necessary to finance any debt maturities will depend upon market and other conditions.

DPL and its principal subsidiary, The Dayton Power and Light Company (“DP&L”) have $50.0 million and $105.0 million, respectively, available through 364-day revolving credit agreements with a consortium of banks.  The primary purpose of these revolving credit facilities is to provide back-up liquidity for DPL’s and DP&L’s commercial paper programs.  Current agreements, which expire in December of 2003, provide an appropriate amount of credit support for DPL’s business requirements over the remainder of the year. At March 31, 2003, DPL and DP&L had no outstanding borrowings under these credit agreements and no outstanding commercial paper balances.

DP&L has $65.0 million available in short-term informal lines of credit. Borrowings under these lines of credit were zero at March 31, 2003.

Fees associated with these revolving credit agreements and DP&L’s lines of credit are approximately $0.3 million in total per year.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage.  The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans.  DP&L currently has sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs during the five-year period 2003-2007.

Market Risk

DPL’s financial results are affected by changes in electricity, coal, and gas commodity prices, increased competition, the effect of weather and economic conditions in the sales area on retail sales volume, financial market conditions, foreign currency market risk, and adverse economic conditions.  Eight percent of DPL’s expected 2003 revenues are from spot energy sales and sales of excess peaking capacity in the wholesale market.  DPL manages its peaking capacity as part of a supply portfolio that offsets its obligations to serve the load of retail customers.  Peaking capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with attractive margins.  DPL has sold forward approximately 70% of its excess peaking capacity for the 2003 summer period.  Remaining excess peaking capacity will be sold either on a prescheduled basis as opportunities for attractive margins emerge or on the spot market.

Fuel and purchased power costs represented 40% of total operating costs in the first quarter of 2003 and for the year 2002.  DPL has contracted for approximately 90% of its coal needs for 2003.  Purchased power costs depend upon the timing and extent of planned and unplanned outages of DPL’s generating capacity. DPL does not anticipate significant purchased power needs to cover scheduled maintenance for the remainder of 2003. A 2% change in overall fuel and purchased power costs would result in a $3.5 million change in net income.

The carrying value of DPL’s debt was $2,152 million at December 31, 2002, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, and DPL’s notes.  The fair value of this debt was $2,259 million at December 31, 2002, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at December 31, 2002 are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate
2003	$9	7.8%
2004	511	6.7%
2005	13	7.8%
2006	16	7.8%
2007	452	8.2%
Thereafter	1,151	7.2%
Total	$2,152	7.3%
Fair Value	$2,259

At March 31, 2003, DPL had no short-term debt outstanding.

The fair value of debt and equity securities held was $977 million and $1,019 million at March 31, 2003 and December 31, 2002, respectively.  The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $98 million at March 31, 2003, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.  DPL is also subject to foreign currency market risk related to certain of its international investments.  The foreign currency market risk related to these securities was estimated as the potential increase/decrease in fair value of $17 million at March 31, 2003, resulting from a hypothetical 10% increase/decrease in currency exchange rates.

DPL’s financial asset portfolio of $1,005 million at March 31, 2003 is comprised of both public and private debt and equity securities, and is highly diversified both in terms of geography and industry.  This additional capital resource is available for use by DPL, including investment in the energy sector when that market has favorable investment conditions.  DPL’s financial asset investment objectives, which began in 1995, have been and continue to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprise approximately 17% of the portfolio or $171 million as of March 31, 2003, and are valued at current market price.  Public securities include liquid public equities, including mutual funds, or shorter-term fixed income securities and, on occasion, treasury securities.

Private securities are passive limited partnership investments in private equity funds managed by 27 investment firms, which in turn are managed by experienced investment professionals.  DPL, along with other qualified investors, rely on the professionals managing the investment firms to make investment decisions with respect to investment of fund assets within a fund’s parameters and to manage such investments until exit.

Over the next six years, DPL may be called upon to make additional investments in public and private securities if and as the funds make investments during their respective investment periods.  Currently, DPL could be required to invest up to an additional $384 million in existing limited partnership investments, but is not subscribing to additional private equity funds at this time.  DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  A part or all of the public securities held in the portfolio, approximately $171 million, along with the portfolio’s existing cash of $24 million, is available for investment in the private equity funds, if and as required.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the date of investment.  DPL’s limited partnership interests are saleable to qualified purchasers in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured.

Since inception, the financial asset portfolio has had cumulative gains of $439 million and cumulative losses of $328 million, with a net gain of $111 million as of March 31, 2003.

DPL holds limited partnership interests in private equity funds, which have been organized and are managed by the following experienced investment firms:

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

The private equity funds, in turn, are currently invested in close to 500 companies, which  manufacture or provide a wide array of products and services to both businesses and consumers worldwide.

DPL’s investment in any single private equity fund is typically less than 5% and rarely more than 10% of the fund.

DPL consults with the investment professionals of each firm on a periodic basis and is provided access to information regarding each fund’s investments, subject to applicable confidentiality agreements.  As an investor in the funds, DPL receives annual financial statements for each private equity fund audited by recognized U.S. or international accounting firms.

DPL’s financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region.  The geographic allocation of financial assets at March 31, 2003 is as follows:

Geographical Region	% of DPL Portfolio Holdings
United States/Canada	49%
Europe	25%
Asia/Australia	6%
Latin America	3%

Total Private Securities	83%

Total Public Securities	17%

Total Financial Assets	100%

The industry sector allocation of investments in private equity at March 31, 2003 is as follows:

Primary Sector	% of DPL Private Holdings
Manufacturing	33%
Health Care Products	10%
Services – Business/Consumer	9%
Software/IT Services	8%
Media	7%
Retail	7%
Finance/Insurance	6%
Communications	6%
Building Products/Construction	5%
Energy	3%
Business Products	2%
Agriculture	1%
Entertainment	1%
Transportation	1%
Wholesale Distribution	1%

DPL accounts for its investments in public securities under FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), classifying the securities as either held-to-maturity or available-for-sale.  Held-to-maturity securities are carried at amortized cost.  Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, presented in a separate component of shareholders’ equity.  The value of public debt and equity securities are based upon market quotations and marked to market each quarter.

DPL accounts for its investments in private securities under either the cost or equity method of accounting.  For those investments where DPL’s limited partnership is 5% or more of the total fund, the equity method of accounting is used.  The cost method of accounting is used for all others.  Under the equity method, private investments are carried at DPL’s share of the capital of the private equity fund, which reflects the value of the underlying companies and DPL recognizes its share of income or losses reported by the private equity fund, which includes unrealized gains and losses.  Under the cost method, DPL’s private investments are carried at cost unless an other than temporary decline in value is recognized and income is recognized as distributed by the private equity fund.

Issues and Financial Risks

This report contains certain forward-looking statements regarding plans and expectations for the future.  Investors are cautioned that actual outcomes and results may vary materially from those projected due to various factors beyond DPL’s control, including abnormal weather, unusual maintenance or repair requirements, changes in fuel costs, changes in commodity prices, increased competition, regulatory changes and decisions, changes in accounting rules, financial market conditions, foreign currency market risk, and adverse economic conditions.

Other Matters

A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation.  “Insurance Claims and Costs” on the Consolidated Balance Sheet includes insurance reserves of approximately $76 million based on actuarial methods and historical loss experience.  Such amounts are established based upon claims reported to the Company and include estimates for claims incurred but not reported based on past and current experience.  The liability is believed by management to be adequate to cover the ultimate net cost of losses to date; however, the liability is an estimate.  There is uncertainty associated with the occurrence of insured events and actual loss results could differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which an estimate is reevaluated.  As the outcome of electric deregulation becomes certain during the three-year regulatory transition period ending December 31, 2003, policy payments from the captive subsidiary to DP&L will occur and/or reserves of the captive insurance company will be adjusted and be reflected in DPL’s income.  As of March 31, 2003, a $36 million receivable has been recognized by DP&L for insurance claims under its business interruption policy.  Of this amount, $7.3 million and $29.0 million were reported by DPL as other income in the first quarter of 2002 and in the second half of 2001, respectively.  During the third quarter of 2002, $10.9 million was released from the business interruption insurance policy reserve and was reported as other income.

On January 1, 2003, DPL began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation (“SFAS No. 123”).”  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  DPL previously followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options.  DPL has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003.  The effect on compensation expense, if any, will depend on the timing, amount, and terms of future stock option awards.  During the first quarter of 2003, there was no material effect.

DPL INC.

OPERATING STATISTICS

	Three Months Ended March 31,
	2003	2002
Electric

Sales (millions of kWh)
Residential	1,546	1,383
Commercial	886	843
Industrial	1,023	1,033
Other retail	333	324
Total retail	3,788	3,583
Wholesale	832	802

Total	4,620	4,385

Revenues ($ in thousands)
Residential	$126,193	$115,355
Commercial	63,562	61,074
Industrial	53,006	53,831
Other retail	22,342	21,663
Total retail	265,103	251,923
Wholesale	29,977	19,734

Total	$295,080	$271,657

Electric customers at end of period	505,568	501,971

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

Part II.  Other Information

Item 1.  Legal Proceedings

Beginning in July 2002, eleven shareholder class action and derivative cases have been filed against DPL Inc., certain of its present and former officers and directors, and PricewaterhouseCoopers LLP, DPL’s former independent auditor.

Six of those cases have been consolidated in the U.S. District Court for the Southern District of Ohio as In re DPL Inc. Securities Litigation, Case No. C-3-02-355.  The consolidated action asserts class action claims under the federal securities laws and seeks unspecified damages, interest, attorneys’ fees, and costs.  A motion is pending to retain the previously-filed, derivative, breach of fiduciary duty claims as part of the consolidated action.  On March 4, 2003, the U.S. District Court for the Southern District of Ohio appointed Co-Lead Plaintiffs and Co-Lead Counsel for the class.

Three cases are pending in the Hamilton County Court of Common Pleas: Lowenstein, et al. v. DPL Inc. et al., Case No. A0205898; Austern Trust v. Forster, et al., Case No. A0207067; and Aston Family CRT v. Forster, et al., Case No. A0209809.  They allege class claims for breach of fiduciary duty, violation of Ohio Rev. Code § 1701.93, and negligence, and derivative claims on behalf of DPL for breach of fiduciary duty, breach of the duty of loyalty, self-dealing, corporate waste, abuse of control, gross mismanagement, unjust enrichment, and negligence.  These actions seek compensatory damages of not less than $1.1 billion, compensatory damages of $200 million on behalf of DPL, unspecified punitive damages, attorneys’ fees, and costs.

Two cases have been consolidated in the Montgomery County Court of Common Pleas:  Nelson v. Forster, et al. and Wasson v. Forster, et al., Case No. 02-7042.  They allege derivative claims on behalf of DPL for breach of fiduciary duty, and they seek unspecified compensatory damages, interest, attorneys’ fees, and costs.

Discovery is currently stayed in the consolidated In re DPL Inc. Securities Litigation under the requirements of federal securities laws.  On February 25, 2003, the U.S. District Court for the Southern District of Ohio ordered discovery stayed in all of the state court actions.

DPL intends to vigorously defend all of these cases.  The outcome of this litigation cannot be determined at this time.

Item 4.  Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on April 9, 2003 at which DPL common shareholders elected the following to serve as Directors until the Annual Meeting of Shareholders in 2006:

	For	Withheld
Mr. Wallace Creek	110,359,672	3,491,835
Mr. Michael W. Grebe	110,329,789	3,521,718
Mr. Ernie Green	110,151,278	3,700,229

Item 5.  Other Information

Rate Regulation and Government Legislation

On October 28, 2002, DP&L filed with the Public Utilities Commission of Ohio (“PUCO”) requesting an extension of its market development period as originally determined under Case No. 99-1687-EL-ETP from December 31, 2003 to December 31, 2005.  If approved by the PUCO as requested, the extension of the market development period will continue DP&L’s current rate structure and provide its retail customers with rate stability.  On March 31, 2003, the PUCO issued a staff recommendation that suggests the adoption of DP&L’s request to extend its market development period through 2005 and maintain current rates.  However, beginning January 1, 2004, it proposes to increase the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period, which may increase the number of customers who switch to a competitive supplier.  On April 1, 2003, the PUCO issued an Order that sets the hearing date in this case for May 15, 2003.  The final outcome of this case cannot be determined at this time.

On May 28, 2002, DP&L filed a notice with the Federal Energy Regulatory Commission (“FERC”) stating its intention to join the PJM Interconnection, L.L.C. (“PJM”), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia.  On July 31, 2002, the FERC granted DP&L approval to join PJM conditioned on the parties meeting several regulatory reliability, ratemaking, and market developing initiatives.  On September 30, 2002, DP&L signed an implementation agreement with PJM with the expectation that DP&L will be fully integrated into the PJM market by May 1, 2003.   On March 3, 2003, PJM announced the planned date for the full integration of American Electric Power, Commonwealth Edison, and DP&L was being extended.  While technical implementation activities continue, full integration of the utilities into PJM will be delayed pending the necessary regulatory approvals.

On September 12, 2002, the Ohio Consumers’ Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that DP&L had failed to join and transfer operational control of its transmission assets to a FERC-approved Regional Transmission Organization (“RTO”).  DP&L filed a motion to dismiss the complaint on October 24, 2002.   On February 20, 2003, the PUCO issued an Entry ordering this case to be stayed until otherwise ordered by the PUCO, stating there were too many unresolved issues relating to the RTO matters.  As such, the outcome of this complaint cannot be determined at this time.

On March 10, 2003, American Municipal Power of Ohio, Inc. on behalf of DP&L’s municipal customers (“Municipals”) filed a complaint at the FERC alleging the Municipals will be faced with higher rates under the Power Services Agreement they entered into with DP&L in 1994 once DP&L is fully integrated into PJM.  DP&L intends to vigorously defend this case and cannot determine the outcome of this complaint at this time.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service-related functions of investor-owned electric utilities.  The proposed modifications affect billing, collections, allocation of customer payments, meter reading, and distribution circuit performance.  DP&L submitted comments and reply comments on the proposed rules, and filed an application for rehearing on October 26, 2002.  On March 18, 2003, the PUCO issued an Entry on Rehearing adopting the proposed modifications with minor changes.  The effect of compliance with these rules by DP&L is currently under review.

On February 20, 2003, the PUCO issued an Entry requesting comments from interested stakeholders on the proposed rules for the conduct of a competitive bidding process that will take place at the end of the market development period.  DP&L submitted comments and reply comments on March 7 and March 21, 2003, respectively.  The effect of the proposed rules cannot be determined at this time.

On March 20, 2003, the PUCO issued an Entry initiating a PUCO investigation regarding the desirability, feasibility, and timing of declaring that retail ancillary, metering, billing and/or collection services are competitive retail electric services that consumers may obtain from any supplier.  The initiation of this investigation was based on a requirement in the 1999 Ohio deregulation legislation.  The PUCO is asking interested stakeholders to file comments by June 6, 2003 and reply comments by July 7, 2003.  DP&L will actively participate in this case and will evaluate the potential outcome of this proceeding.

Competition

As of April 2003, a non-utility affiliated marketer completed its registration to become a competitive retail generation service provider in DP&L’s service territory.  DPL anticipates that this competitor will begin a marketing campaign to provide competitive retail generation service to DP&L’s residential customers.

Environmental Considerations

On November 22, 2002, the United States Environmental Protection Agency (“USEPA”) announced its final rule package on New Source Review reform and its proposed rule on the definition of “routine maintenance, repair and replacement.”  On December 31, 2002, the final and proposed rules were published in the Federal Register.  Following this announcement, several northeast states brought lawsuits in the United States Court of Appeals for the District of Columbia (the “Court”) challenging the final rule.  On March 6, 2003, the Court denied a petition for a stay that would have delayed implementation of the final rules.  DP&L, along with utility groups in which it is a member, is conducting an extensive review of the published rules and does not expect the rule changes to have a material effect on DP&L’s financial position, earnings, or cash flow.

On July 29, 2002, the Bush Administration offered proposed legislation known as the “Clear Skies” initiative.  The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010.  A competing proposed legislation calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates has also been proposed by a state senator.  Neither proposal was passed in 2002.  Since the offering of the Clear Skies proposal, competing proposed legislation revising the air pollution laws has emerged in the 108th session of Congress.  In 2003, the Clear Skies and competing proposals were re-introduced in the second half of the 108th session of Congress.  The effect of any of the proposed legislation, if passed, cannot be determined at this time, but the compliance with new environmental regulation if passed may require additional capital expenditures and may increase operating costs.

On January 14, 2003, the USEPA issued proposed national emissions standards for hazardous air pollutants for stationary combustion turbines.  Final rules are anticipated in August 2003.  The effect of any final standards cannot be determined at this time.

On April 14, 2003, the USEPA issued proposed and direct final rules for standards of performance for stationary gas turbines.  The final rules will not have a material impact on DPL’s combustion turbine facilities.

During the first quarter of 2003, the Ohio Environmental Protection Agency (“Ohio EPA”) indicated that, as part of the regular permit renewal process for the National Pollutant Discharge Eliminations System (“NPDES”) permit for J.M. Stuart Station, it may not renew the thermal variance that was previously issued under Section 316(a) of the Clean Water Act.  DP&L is continuing discussions with the Ohio EPA and is assessing the effect of this on DP&L’s operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  The following exhibit is filed herewith:

Exhibit 99 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

On March 13, 2003, DPL Inc. filed a Form 8-K reporting under Item 4 that its independent accountants, PricewaterhouseCoopers LLP, had declined to stand for reelection by the Finance and Audit Review Committee of the Board of Directors as DPL’s independent accountants for the year ended December 31, 2003.

On April 14, 2003, DPL Inc. filed a Form 8-K reporting under Item 4 that its Finance and Audit Committee of the Board of Directors appointed KPMG LLP as DPL’s independent accountants for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	April 30, 2003	/s/ Stephen F. Koziar
Stephen F. Koziar
President and Chief Executive Officer

	April 30, 2003	/s/ Caroline E. Muhlenkamp
Caroline E. Muhlenkamp
Interim Group Vice President and Chief Financial Officer

CERTIFICATIONS

I, Caroline E. Muhlenkamp, certify that:

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003
Signature:	/s/ Caroline E. Muhlenkamp
Print Name:	Caroline E. Muhlenkamp
Title:	Interim Group Vice President and Chief Financial Officer

I, Stephen F. Koziar, certify that:

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

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003
Signature:	/s/ Stephen F. Koziar
Print Name:	Stephen F. Koziar
Title:	President and Chief Executive Officer