Form 10-Q
period 2003-06-30
DPL INC
filed 2003-08-05
CIK 787250

Use these links to rapidly review the document
DPL INC. INDEX

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES ☒        NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES ☒        NO ☐

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value and Preferred Share Purchase Rights (Title of each class)	126,501,404 Shares (Outstanding at June 30, 2003)

DPL INC.
INDEX

Available Information:

DPL makes available free of charge on or through its Internet website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, beneficial ownership reports on Forms 3, 4 and 5, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. DPL's Internet website address is www.dplinc.com.

Part I. Financial Information

Item 1. Financial Statements

DPL INC.
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues
Electric revenues	$270.9	$278.5	$566.0	$550.2
Other revenues, net of fuel costs	2.7	3.2	5.1	6.8

	$273.6	$281.7	$571.1	$557.0

Expenses
Fuel	51.6	54.2	108.2	102.2
Purchased power	26.0	20.2	45.4	41.3
Operation and maintenance	51.0	35.9	90.1	74.4
Depreciation and amortization	35.0	33.4	69.7	66.8
Amortization of regulatory assets, net	10.7	11.4	22.8	22.9
General taxes	26.0	26.1	54.7	53.0

Total expenses	$200.3	$181.2	$390.9	$360.6

Operating Income	73.3	100.5	180.2	196.4
Investment loss	(8.5)	(111.9)	(12.1)	(105.8)
Interest expense	(38.8)	(37.5)	(78.0)	(75.7)
Trust preferred distributions by subsidiary	(6.1)	(6.1)	(12.3)	(12.3)
Other income (deductions)	32.0	(13.4)	32.1	(5.8)

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	$51.9	$(68.4)	$109.9	$(3.2)
Income tax expense (benefit)	17.8	(25.0)	39.7	(0.4)

Income (Loss) Before Cumulative Effect of Accounting Change	$34.1	$(43.4)	$70.2	$(2.8)
Cumulative effect of accounting change, net of tax	—	—	17.0	—

Net Income (Loss)	$34.1	$(43.4)	$87.2	$(2.8)

Average Number of Common Shares Outstanding (millions)
Basic	120.0	119.2	119.9	119.1
Diluted	120.0	119.2	119.9	119.1
Earnings Per Common Share
Basic:
Income (loss) before cumulative effect of accounting change	$0.28	$(0.36)	$0.59	$(0.02)
Cumulative effect of accounting change	—	—	0.14	—

Total Basic	$0.28	$(0.36)	$0.73	$(0.02)

Diluted:
Income (loss) before cumulative effect of accounting change	$0.28	$(0.36)	$0.59	$(0.02)
Cumulative effect of accounting change	—	—	0.14	—

Total Diluted	$0.28	$(0.36)	$0.73	$(0.02)

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.470	$0.470

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2003	2002
Operating Activities
Net income (loss)	$87.2	$(2.8)
Adjustments:
Depreciation and amortization	69.7	66.8
Amortization of regulatory assets, net	22.8	22.9
Deferred income taxes	44.8	(35.8)
Captive insurance provision	(41.7)	(7.7)
Investment (income) loss	16.2	110.7
Cumulative effect of accounting change, net of tax	(17.0)	—
Changes in working capital:
Accounts receivable	18.9	(20.5)
Accounts payable	(0.6)	8.3
Accrued taxes payable	(14.0)	(8.7)
Accrued interest payable	(0.2)	(0.3)
Prepayments	(13.8)	(1.2)
Inventories	(2.5)	2.1
Other	2.4	3.8

Net cash provided by operating activities	$172.2	$137.6

Investing Activities
Capital expenditures	(65.7)	(109.9)
Purchases of fixed income and equity securities	(26.3)	(106.3)
Sales of fixed income and equity securities	77.4	143.6

Net cash used for investing activities	$(14.6)	$(72.6)

Financing Activities
Issuance of short-term debt, net	—	43.0
Retirement of long-term debt	(4.4)	(4.0)
Dividends paid on common stock	(56.0)	(55.9)

Net cash used for financing activities	$(60.4)	$(16.9)

Cash and temporary cash investments
Net change	$97.2	$48.1
Balance at beginning of period	40.8	7.5

Balance at end of period	$138.0	$55.6

Cash Paid During the Period for:
Interest and trust preferred distributions	$86.9	$84.8
Income taxes	$11.3	$45.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
($ in millions)

	At June 30, 2003	At December 31, 2002
ASSETS
Property
Property	$4,373.3	$4,323.2
Less: Accumulated depreciation and amortization	(1,855.8)	(1,820.5)

Net property	$2,517.5	$2,502.7

Current Assets
Cash and temporary cash investments	138.0	40.8
Accounts receivable, less provision for uncollectible accounts of $7.8 and $11.1, respectively	149.0	169.4
Inventories, at average cost	58.6	56.1
Prepaid taxes	23.4	46.9
Other	50.0	75.1

Total current assets	$419.0	$388.3

Other Assets
Financial assets
Public securities	162.9	175.8
Private securities under the equity method	359.0	389.2
Private securities under the cost method	456.2	458.5

Total Financial Assets	$978.1	$1,023.5
Income taxes recoverable through future revenues	43.3	34.6
Other regulatory assets	48.5	71.1
Other	131.7	155.9

Total other assets	$1,201.6	$1,285.1

Total Assets	$4,138.1	$4,176.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
($ in millions)
(continued)

	At June 30, 2003	At December 31, 2002
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(86.9)	(89.6)
Accumulated other comprehensive income	15.6	0.2
Earnings reinvested in the business	870.5	868.0

Total common shareholders' equity	$850.5	$829.9
Preferred stock	$22.9	$22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.8	292.6
Long-term debt	1,636.9	2,142.3

Total shares subject to mandatory redemption and long-term debt	$1,929.8	$2,435.0

Total capitalization	$2,803.2	$3,287.8

Current Liabilities
Current portion — long-term debt	510.1	9.1
Accounts payable	85.6	100.3
Accrued taxes	53.4	95.0
Accrued interest	51.1	51.1
Short-term debt	—	—
Other	53.8	25.9

Total current liabilities	$754.0	$281.4

Deferred Credits and Other
Deferred taxes	364.4	295.8
Unamortized investment tax credit	53.6	55.1
Insurance and claims costs	40.2	114.3
Other	122.7	141.7

Total deferred credits and other	$580.9	$606.9

Contingencies (Note 9)
Total Capitalization and Liabilities	$4,138.1	$4,176.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

1. DPL Inc. ("DPL" or the "Company") has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL's 2002 Annual Report on Form 10-K.

2. Reclassifications have been made in the presentation of certain prior year amounts to conform to the current reporting presentation of DPL.

In the opinion of management, the information included in this Form 10-Q reflects all adjustments that are necessary for a fair statement of the results of operations for the periods presented. Any adjustments are of a normal recurring nature.

3. Basic earnings per share ("EPS") are based on the weighted-average number of common shares outstanding during the year. Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

For the three months and six months ended June 30, 2003, approximately 37.7 million of DPL's stock options and warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive. These stock options and warrants could be dilutive in the future. Approximately 0.6 million stock options were anti-dilutive in the three months and six months ended June 30, 2002.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three Months Ended June 30,
	2003			2002
In millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$34.1	120.0	$0.28	$(43.4)	119.2	$(0.36)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—

Diluted EPS	$34.1	120.0	$0.28	$(43.4)	119.2	$(0.36)

	Six Months Ended June 30,
	2003			2002
In millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$87.2	119.9	$0.73	$(2.8)	119.1	$(0.02)
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—

Diluted EPS	$87.2	119.9	$0.73	$(2.8)	119.1	$(0.02)

4. Comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Net income (loss)	$34.1	$(43.4)	$87.2	$(2.8)
Net change in unrealized gains (losses) on financial instruments net of reclassification adjustments, after tax	15.7	8.0	15.4	4.8

Comprehensive income (loss)	$49.8	$(35.4)	$102.6	$2.0

5. The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003. This standard is not expected to have a material impact on the Company. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics. This standard, which is effective at the beginning of the third quarter of 2003, will require DPL to classify its mandatorily redeemable trust preferred securities and preferred stock subject to mandatory redemption as liabilities.

6. DPL adopted the provisions of the FASB Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company's accumulated depreciation reserve. DPL's legal obligations associated with the retirements of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers, and ash disposal facilities. Application of SFAS No. 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced DPL's accumulated depreciation reserve by $32.1 million. If the new accounting rule had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million. Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets. This change will reduce annual depreciation and amortization expense by $1.9 million. On a pro forma basis, the impact for the quarter and six-month period ended June 30, 2002 would have been $0.3 million and $0.6 million, respectively, after tax, or less than $0.01 per basic share. In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred. Since the generation assets are not subject to Ohio regulation, DPL recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations. The total cumulative effect of the adoption of SFAS No. 143 increased net income and shareholder's equity by $28.3 million before tax.

7. On January 1, 2003, DPL began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. DPL previously followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options. DPL has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. If DPL had used a fair-value method of accounting for stock-based compensation cost related to stock options granted prior to 2003, net income and earnings per share would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Net income, as reported	$34.1	$(43.4)	$87.2	$(2.8)
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.4	—	0.7
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.5)	(0.8)	(1.3)	(1.7)

Pro forma net income	$33.6	$(43.8)	$85.9	$(3.8)

Earnings per share:
Basic — as reported	$0.28	$(0.36)	$0.73	$(0.02)
Basic — pro forma	$0.28	$(0.37)	$0.72	$(0.03)
Diluted — as reported	$0.28	$(0.36)	$0.73	$(0.02)
Diluted — pro forma	$0.28	$(0.37)	$0.71	$(0.03)

8. DPL's transmission and distribution and base-load and peaking generation operations are managed and evaluated as a single operating segment, "Electric." Amounts attributable to operations below the quantitative thresholds for separate disclosure are reported as "Other," which includes primarily street lighting services, insurance, and financial support services.

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Net revenues:
Electric	$193.3	$204.1	$412.4	$406.7
Other	2.7	3.2	5.1	6.8

Total	$196.0	$207.3	$417.5	$413.5

Operating income:
Electric	$82.4	$100.3	$195.9	$199.9
Other (a)	(9.1)	0.2	(15.7)	(3.5)

Total	73.3	100.5	180.2	196.4
Investment loss	(8.5)	(111.9)	(12.1)	(105.8)
Interest expense	(38.8)	(37.5)	(78.0)	(75.7)
Trust preferred distributions by subsidiary	(6.1)	(6.1)	(12.3)	(12.3)
Other income (deductions)	32.0	(13.4)	32.1	(5.8)

Income before income taxes and cumulative effect of accounting change	$51.9	$(68.4)	$109.9	$(3.2)

(a)
Includes unallocated corporate items.

9. In the normal course of business, DPL is subject to various regulatory proceedings, lawsuits, claims and other matters. Currently, DPL is subject to shareholder litigation in the United States District

Court and in two Ohio Courts of Common Pleas. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

DPL has financial assets in public and private securities including limited partnership interests in private equity funds managed by various investment firms. Over the next six years, DPL may be called upon to make additional investments in these funds if and as the funds make investments during their respective investment periods. Currently, DPL could be required to invest up to an additional $368 million in existing limited partnership interests, but is not subscribing to additional private equity funds at this time. DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion. A part or all of the public securities held in the portfolio, approximately $163 million, along with the portfolio's existing cash of $59 million, is available for investment in the private equity funds, if and as required. The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the date of investment. DPL's limited partnership interests are saleable to qualified purchasers in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured.

A wholly owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L. The settlement resulted in a $76 million reduction to insurance reserves of the captive and a release from the business interruption policy of $39.7 million which is reported as other income. Additionally, a $36 million receivable has been recognized by DP&L for insurance claims under this policy, resulting in other income of $29 million in the second half of 2001 and $7 million in the first half of 2002 due to settlement agreements. In the third quarter of 2002, $10.9 million was released from the business interruption policy reserve and was reported as other income (see"Other Matters").

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

DPL Inc. ("DPL" or the "Company") reported earnings of $0.28 per share for the second quarter of 2003 compared to a loss of $(0.36) per share for the second quarter of 2002. Results for the current quarter included reduced operating income of $27.2 million primarily from lower retail sales resulting from mild weather and increased operation and maintenance expenses. The decline in retail sales was partially offset by an increase in wholesale sales for the quarter. Other income increased $45.4 million primarily from the settlement of insurance coverage related to deregulation (see "Other Matters"). Earnings for the second quarter of 2002 reflected losses totaling $(0.83) per share associated with the write-down of certain financial assets. Earnings per share numbers are before share dilution.

For the six months ended June 30, 2003, DPL reported earnings before the cumulative effect of an accounting change of $0.59 per share compared to a loss of $(0.02) per share for the six months ending June 30, 2002. Retail and wholesale sales combined grew 1% over the same period last year while revenues grew 3%. Results for the current six months included reduced operating income of $16.2 million primarily as a result of increased operating expenses. Other income increased by $39.7 million from the settlement of insurance coverage related to deregulation. The cumulative effect of an accounting change of $17.0 million after tax resulted from the adoption of a new accounting standard for asset retirement obligations in 2003. Earnings per share numbers are before share dilution.

Income Statement Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions
	2003	2002	2003	2002
Electric revenues	$270.9	$278.5	$566.0	$550.2
Less:
Fuel	51.6	54.2	108.2	102.2
Purchased power	26.0	20.2	45.4	41.3

Net electric revenues	$193.3	$204.1	$412.4	$406.7
Operating income	$73.3	$100.5	$180.2	$196.4

Retail electric revenues decreased $15.2 million in the second quarter due to reduced sales resulting from mild weather. This was partially offset by a $7.6 million increase in wholesale revenues resulting from the sale of available generating capacity into the wholesale market at favorable market rates. For the six months ended June 2003, electric retail revenues were down $2.0 million primarily because of mild summer temperatures while wholesale revenues increased $17.8 million from higher market rates and a 6% gain in sales.

For the three months ended June 30, 2003, fuel costs decreased $2.6 million or 5% due to lower retail sales and the increased use of purchased power to supply wholesale sales. Purchased power costs were $5.8 million higher in the second quarter reflecting higher market prices and increased wholesale sales. Fuel costs increased $6.0 million or 6% in the six month period primarily from increased generation output. Purchased power costs were up $4.1 million or 10% reflecting higher market prices despite the use of internal generation to support retail and wholesale sales.

Operation and maintenance expense increased $15.1 million in the second quarter and $15.7 million in the six months ended June 30, 2003, primarily as a result of higher operating plant costs associated with the increase in production and the expensing of cost of removal for retired assets required by the Financial Accounting Standard Board's ("FASB") Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective January 1, 2003. Higher corporate costs including increased insurance premiums also contributed to the variation in both periods.

Depreciation and amortization expense increased $1.6 million or 5% in the quarter and $2.9 million or 4% in the six month period as a result of a $179 million investment in 480 megawatts of peaking generation capacity in the summer of 2002, and the completion of selective catalytic reduction installations at certain facilities.

General taxes increased $1.7 million or 3% in the six month period primarily as a result of increased sales causing an increase in the Ohio kWh excise tax and increases in property base resulting in higher property tax expense, as well as property tax rate increases.

Investment losses for the current quarter were comprised of $14.9 million from private securities under the equity method, less realized gains and income from public securities of $2.5 million and from private securities under the cost method of $3.9 million. Investment losses for the second quarter of last year were comprised of $123.5 million from private investments under the equity method, offset by realized gains and income from public securities of $2.1 million and from private securities under the cost method of $9.5 million. For the six months ended June 30, 2003, investment loss was comprised of $26.7 million from private securities under the equity method, less realized gains and income from public securities of $5.7 million and from private securities under the cost method of $8.9 million. Comparatively, for the same period last year, investment losses were comprised of $133.9 million from private securities under the equity method, less realized gains and income from public securities of $6.6 million and from private securities under the cost method of $21.5 million.

Other income increased $39.7 million in the second quarter and in the six month period ended June 30, 2003, as a result of the settlement in the second quarter of 2003 of the business interruption insurance coverage related to deregulation (see "Other Matters").

The cumulative effect of an accounting change reflects DPL's adoption of the provisions of FASB Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003.

Capital Resources and Requirements

Capital expenditures were $65.7 million for the first six months of 2003 and are expected to approximate $110 million for the year. Current year additions relate to DPL's environmental compliance program, power plant equipment, and the installation of meters and distribution lines.

DPL's scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $4.4 million for the remainder of 2003, $511.1 million in 2004, and $13.1 million in 2005. Over the next six years, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods. Currently, DPL could be required to invest up to an additional $368 million in existing limited partnership investments, but is not subscribing to additional private equity funds at this time (see Note 9 to the Consolidated Financial Statements and "Market Risk" for a further discussion of the composition, risk and liquidity of the financial assets).

DPL expects to finance its 2003 construction program, debt maturities, and investment in financial assets with internal funds. DPL's 2004 construction program and investments in financial assets are also expected to be financed with internal funds. Debt maturities in 2004 are expected to be financed with a combination of internal and external funds.

Issuance of additional amounts of first mortgage bonds by DPL's principal subsidiary, The Dayton Power and Light Company ("DP&L") is limited by provisions of its mortgage, however, DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs through 2007. The amounts and timing of future financings depend upon market and other conditions, rate increases, levels of sales, and construction plans.

In May 2003, DPL announced plans to refinance significant amounts of its consolidated long-term debt to take advantage of favorable interest rates and to reduce long-term debt by $300 million over the next 30 months. On July 24, 2003, DP&L received authorization from the Public Utility Commission of Ohio ("PUCO") to issue up to $471 million of first mortgage bonds to refinance a portion of its outstanding first mortgage bonds.

In June 2003, Moody's Investors Service placed the debt ratings of DPL and DP&L under review for possible downgrade. On July 30, 2003, Fitch Ratings reaffirmed the investment grade debt ratings for both DPL Inc. and DP&L. Also on July 30, 2003, Moody's Investor Service concluded their review of DPL and DP&L debt ratings, lowering both.

As of July 30, 2003, DPL's senior unsecured and DP&L's senior secured debt credit ratings were as follows:

	DPL Inc.	DP&L	Outlook
Standard & Poor's Corp	BBB-	BBB	Stable
Fitch Ratings	BBB	A	Negative
Moody's Investors Service	Ba1	Baa1	Stable

Moody's recent rating of DPL places its unsecured debt ratings at below investment grade. This reduction increases the interest rate on DPL's revolving credit agreement by an additional 0.825%. DPL has no borrowings outstanding under this agreement.

DPL and DP&L have $50.0 million and $105.0 million, respectively, available through 364-day revolving credit agreements with a consortium of banks. The primary purpose of these revolving credit facilities is to provide back-up liquidity for DPL's and DP&L's commercial paper programs. Current agreements, which expire in December of 2003, provide an appropriate amount of credit support for DPL's business requirements over the remainder of the year. At June 30, 2003, DPL and DP&L had no outstanding borrowings under these credit facilities and no outstanding commercial paper balances. Fees associated with these credit facilities are approximately $0.3 million in total per year.

Market Risk

DPL's financial results are affected by changes in electricity, coal, and gas commodity prices, increased competition, the effect of weather and economic conditions in the sales area on retail sales volume, financial market conditions, foreign currency market risk, and adverse economic conditions. Eleven percent of DPL's year-to-date revenue is from spot energy sales and sales of excess capacity in the wholesale market. Capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins. DPL has sold forward approximately 650 MW of its excess capacity for the 2003 summer period. Remaining capacity will be sold as opportunities for positive margins emerge.

Fuel and purchased power costs represented approximately 40% of total operating costs in the first six months of 2003 and for the year 2002. DPL has contracted for approximately 100% of its coal needs for 2003. Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of DPL's generating capacity. DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below its internal production costs. A 2% change in overall fuel and purchased power costs would result in a $3.5 million change in net income.

The carrying value of DPL's debt was $2,147 million at June 30, 2003, consisting of DP&L's first mortgage bonds, DP&L's guaranteed air quality development obligations, and DPL's notes. The fair value of this debt was $2,323 million at June 30, 2003, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at June 30, 2003 are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate
2003	$4	7.4%
2004	511	6.7%
2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
Thereafter	1,151	7.2%

Total	$2,147	7.3%

Fair Value	$2,323

At June 30, 2003, DPL had no short-term debt outstanding.

In May 2003, DP&L entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds. At June 30, 2003, the market value of these rate risk hedges resulted in an unrealized gain of $1.3 million ($0.8 million net of tax) and is reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet. These hedges were settled on July 28, 2003, at a final market value of $51.4 million and as a result DP&L received this amount. The change in value over the end of the quarter was attributed to increasing U.S. Treasury interest rates. The ultimate effectiveness of the hedges will be amortized to interest expense over the life of any newly issued securities with any remaining market value recognized immediately in earnings.

The fair value of debt and equity securities held was $948 million and $1,019 million at June 30, 2003 and December 31, 2002, respectively. The equity price risk related to these securities was estimated as the potential increase/decrease in fair value of $95 million at June 30, 2003, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities. DPL is also subject to foreign currency market risk related to certain of its international investments. The foreign currency market risk related to these securities was estimated as the potential increase/decrease in fair value of $17.8 million at June 30, 2003, resulting from a hypothetical 10% increase/decrease in currency exchange rates.

DPL's financial asset portfolio of $978.1 million at June 30, 2003 is comprised of both public and private debt and equity securities, and is highly diversified both in terms of geography and industry. This additional capital resource is available for use by DPL, including investment in the energy sector when that market has favorable investment conditions. DPL's financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprise approximately 17% of the portfolio or $162.9 million as of June 30, 2003, and are valued at current market price. Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

Private securities are passive limited partnership interests in private equity funds managed by 27 investment firms, which in turn are managed by experienced investment professionals. DPL, along with other qualified investors, rely on the professionals managing the investment firms to make investment decisions with respect to investment of fund assets within a fund's parameters and to manage such investments until exit.

Over the next six years, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods. Currently, DPL could be required to invest up to an additional $368 million in existing limited partnership interests as compared to $480 million at June 2002, but is not subscribing to additional private equity funds at this time. DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion. A part or all of the public securities held in the portfolio, approximately $163 million, along with the portfolio's existing cash of $59 million, is available for investment in the private equity funds, if and as required. The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the date of investment. DPL's limited partnership interests are saleable to qualified purchasers in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured.

Since inception, the financial asset portfolio has had cumulative gains of $463 million and cumulative losses of $360 million, with a net gain of $103 million as of June 30, 2003.

Cash flow from the financial asset portfolio, which is included in the consolidated statements, is as follows:

	Six Months Ended June 30,
$ in millions
	2003	2002
*Investment Income (Loss)	$(12.1)	$(105.8)
*Operating Investment (Income) Loss	16.2	110.7

Net Cash Provided by Operating Activities	$4.1	$4.9

Purchases of fixed income and equity securities	$(26.3)	$(106.3)
Sales of fixed income and equity securities	77.4	143.6

Net Cash Provided by Investing Activities	$51.1	$37.3

Total Cash Provided by the Financial Asset Portfolio	$55.2	$42.2

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

The private equity funds, in turn, are currently invested in nearly 500 companies which manufacture or provide a wide array of products and services to both businesses and consumers worldwide.

DPL's investment in any single private equity fund is typically less than 5% and rarely more than 10% of the fund.

DPL consults with the investment professionals of each firm on a periodic basis and is provided access to information regarding each fund's investments, subject to applicable confidentiality agreements. As an investor in the funds, DPL receives annual financial statements for each private equity fund audited by recognized U.S. or international accounting firms.

DPL's financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region. The geographic allocation of financial assets at June 30, 2003 is as follows:

Geographical Region	% of DPL Portfolio Holdings
United States/Canada	49%
Europe	26%
Asia/Australia	5%
Latin America	3%

Total Private Securities	83%
Total Public Securities—USA	17%

Total Financial Assets	100%

The industry sector allocation of investments in private equity at June 30, 2003 is as follows:

Primary Sector	% of DPL Private Holdings
Manufacturing	33%
Health Care Products	10%
Services—Business/Consumer	10%
Software/IT Services	7%
Media	7%
Retail	7%
Finance/Insurance	6%
Communications	6%
Building Products/Construction	5%
Energy	3%
Business Products	2%
Agriculture	1%
Entertainment	1%
Transportation	1%
Wholesale Distribution	1%

DPL accounts for its investments in public securities under FASB Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), classifying the securities as either held-to-maturity or available-for-sale. Held-to-maturity securities are carried at amortized cost. Available-for-sale securities are carried at fair value with unrealized gains and losses, net of deferred income taxes, presented in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet. The value of public debt and equity securities are based upon market quotations and marked to market each quarter.

DPL accounts for its investments in private securities under either the cost or equity method of accounting. For those investments where DPL's limited partnership interest is 5% or more of the total fund, the equity method of accounting is used. The cost method of accounting is used for all others. Under the equity method, limited partnership interests are carried at DPL's share of the capital of the private equity fund, which reflects the value of the underlying companies and DPL recognizes its share of income or losses reported by the private equity fund, which includes unrealized gains and losses. Under the cost method, DPL's limited partnership interests are carried at cost unless an other than temporary decline in value is recognized and income is recognized as distributed by the private equity fund.

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

Other Matters

A wholly owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. "Insurance and claims costs" on the Consolidated Balance Sheet includes insurance reserves of approximately $40 million based on actuarial methods and historical loss experience. Such amounts are established based upon claims reported to the Company and include estimates for claims incurred but not reported based on past and current experience. The insurance reserve is believed by management to be adequate to cover the ultimate net cost of losses to date; however, this is an estimate. There is uncertainty associated with the occurrence of insured events and actual loss results could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which an estimate is reevaluated. In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L. The settlement resulted in a $76 million reduction to insurance reserves of the captive and a release from the business interruption policy of $39.7 million which is reported as other income. Additionally, a $36 million receivable has been recognized by DP&L for insurance claims under this policy, resulting in other income of $29 million in the second half of 2001 and $7 million in the first half of 2002 due to settlement agreements. In the third quarter of 2002, $10.9 million was released from the business interruption policy reserve and was reported as other income.

On January 1, 2003, DPL began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")." This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. DPL previously followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options. DPL has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. The effect on compensation expense, if any, will depend on the timing, amount, and terms of future stock option awards. During the first six months of 2003, there was no material effect.

DPL INC.
OPERATING STATISTICS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Electric
Sales (millions of kWh)
Residential	949	1,099	2,495	2,481
Commercial	902	919	1,788	1,761
Industrial	1,118	1,170	2,141	2,202
Other retail	354	354	687	678

Total retail	3,323	3,542	7,111	7,122
Wholesale	1,178	1,091	2,010	1,893

Total	4,501	4,633	9,121	9,015

Revenues ($in thousands)
Residential	$88,027	$99,684	$214,220	$215,038
Commercial	65,302	66,546	128,864	127,620
Industrial	57,012	59,085	110,018	112,916
Other retail	23,044	23,289	45,386	44,952

Total retail	233,385	248,604	498,488	500,526
Wholesale	37,500	29,914	67,477	49,647

Total	$270,885	$278,518	$565,965	$550,173

Electric customers at end of period	505,198	503,058	505,198	503,058

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Market Risk" section of Item 2.

Item 4. Controls and Procedures

The Company's management evaluated, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Beginning in July 2002, eleven shareholder class action and derivative cases have been filed against DPL Inc., certain of its present and former officers and directors, and PricewaterhouseCoopers LLP, DPL's former independent auditor.

Six of those cases have been consolidated in the U.S. District Court for the Southern District of Ohio as In re DPL Inc. Securities Litigation, Case No. C-3-02-355. The consolidated action asserts class action claims under the federal securities laws and seeks unspecified damages, interest, attorneys' fees, and costs. Discovery is currently stayed in the consolidated In re DPL Inc. Securities Litigation under the requirements of federal securities laws. On February 25, 2003, the U.S. District Court for the Southern District of Ohio ordered discovery stayed in all of the state court actions described below. A motion to retain the previously filed, derivative, breach of fiduciary duty and negligence claims as part of the consolidated action was denied on August 4, 2003 by the U.S. District Court for the Southern District of Ohio. The Court also affirmed its February 25 order stay in discovery until such time as the Plaintiffs filed responsive pleadings to a motion to dismiss, which Defendants must file no later than August 19, 2003.

Three cases are pending in the Hamilton County Court of Common Pleas: Lowenstein, et al. v. DPL Inc. et al., Case No. A0205898; Austern Trust v. Forster, et al., Case No. A0207067; and Aston Family CRT v. Forster, et al., Case No. A0209809. They allege class claims for breach of fiduciary duty, violation of Ohio Rev. Code § 1701.93, and negligence, and derivative claims on behalf of DPL for breach of fiduciary duty, breach of the duty of loyalty, self-dealing, corporate waste, abuse of control, gross mismanagement, unjust enrichment, and negligence. These actions seek unspecified compensatory damages on behalf of a class of shareholders, compensatory damages of $200 million on behalf of DPL, unspecified punitive damages, attorneys' fees, and costs. On July 25, 2003, the state trial judge in The Austern Trust v. Forster, et al. case affirmed his case management order which had set for trial on October 7, 2003. Additionally, the court found that the stay of proceedings order issued by the federal court had expired. Therefore, the state court trial judge established an expedited discovery schedule. Subsequently, as noted above, the federal court affirmed its stay of discovery.

Two cases have been consolidated in the Montgomery County Court of Common Pleas: Nelson v. Forster, et al. and Wasson v. Forster, et al., Case No. 02-7042. They allege derivative claims on behalf of DPL for breach of fiduciary duty, and they seek unspecified compensatory damages, interest, attorneys' fees, and costs.

DPL intends to vigorously defend all of these cases. The outcome of this litigation cannot be determined at this time.

Item 5. Other Information

Rate Regulation and Government Legislation

On October 28, 2002, DP&L filed with the PUCO requesting an extension of its market development period as originally determined under Case No. 99-1687-EL-ETP from December 31, 2003 to December 31, 2005. If approved by the PUCO as requested, the extension of the market development period will continue DP&L's current rate structure and provide its retail customers with rate stability. On March 31, 2003, the PUCO issued a staff recommendation that suggests the adoption of DP&L's request to extend its market development period through 2005 and maintain current rates. On May 28, 2003, DP&L filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers' Counsel, Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area). The Stipulation provides the following: DP&L's market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period will increase over 2 years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L's retail generation rates in effect on January 1, 2004 will serve as market-based rates. The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation costs to reflect increased costs associated with fuel, environmental, taxes, security measures, and costs associated with joining a Regional Transmission Organization ("RTO"). Further, the parties agreed to an increase to the residential generation discount commencing January 1, 2006. As the Stipulation was not endorsed by all intervening parties, hearings with non-settling parties took place on May 29, 2003 and June 17, 2003. Post hearing briefs and reply briefs were filed on July 3, 2003, and July 15, 2003, respectively. DP&L anticipates that the PUCO will issue a ruling on the application and stipulation by the end of September 2003. The final outcome of this case cannot be determined at this time.

On May 28, 2002, DP&L filed a notice with the Federal Energy Regulatory Commission ("FERC") stating its intention to join the PJM Interconnection, L.L.C. ("PJM"), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L approval to join PJM conditioned on the parties meeting several regulatory reliability, ratemaking, and market developing initiatives. On September 30, 2002, DP&L signed an implementation agreement with PJM with the expectation that DP&L will be fully integrated into the PJM market by May 1, 2003. On March 3, 2003, PJM announced the planned date for the full integration of American Electric Power, Commonwealth Edison, and DP&L was being extended. While technical implementation activities continue, full integration of the utilities into PJM has been delayed pending the necessary regulatory approvals.

On September 12, 2002, the Ohio Consumers' Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that DP&L had failed to join and transfer operational control of its transmission assets to a FERC-approved RTO. DP&L filed a motion to dismiss the complaint on October 24, 2002. On February 20, 2003, the PUCO issued an Entry ordering this case to be stayed until otherwise ordered by the PUCO, stating there were too many unresolved issues relating to the RTO matters. The PUCO subsequently joined this case with the above-mentioned application regarding the extension of DP&L's market development period. The Stipulation filed in the joined proceedings resolves and dismisses the complaint. The final outcome of this complaint cannot be determined at this time.

On March 10, 2003, American Municipal Power of Ohio, Inc. on behalf of DP&L's municipal customers ("Municipals") filed a complaint at the FERC alleging the Municipals will be faced with higher rates under the Power Services Agreement they entered into with DP&L in 1994 once DP&L is fully integrated into PJM. DP&L intends to vigorously defend this case and cannot determine the outcome of this complaint at this time.

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

On March 20, 2003, the PUCO issued an Entry initiating a PUCO investigation regarding the desirability, feasibility, and timing of declaring that retail ancillary, metering, billing and/or collection services are competitive retail electric services that consumers may obtain from any supplier. The initiation of this investigation was based on a requirement in the 1999 Ohio deregulation legislation. The PUCO asked interested stakeholders to file comments by June 6, 2003 and reply comments by July 7, 2003. DP&L filed comments and will actively participate in this case and will evaluate the potential outcome of this proceeding.

Competition

As of April 2003, a non-utility affiliated marketer completed its registration to become a competitive retail generation service provider in DP&L's service territory. DPL anticipates that this competitor will begin a marketing campaign to provide competitive retail generation service to DP&L's residential customers.

Environmental Considerations

On November 22, 2002, the United States Environmental Protection Agency ("USEPA") announced its final rule package on New Source Review reform and its proposed rule on the definition of "routine maintenance, repair and replacement." On December 31, 2002, the final and proposed rules were published in the Federal Register. Following this announcement, several northeast states brought lawsuits in the United States Court of Appeals for the District of Columbia (the "Court") challenging the final rule. On March 6, 2003, the Court denied a petition for a stay that would have delayed implementation of the final rules. DP&L, along with utility groups in which it is a member, is conducting an extensive review of the published rules and does not expect the rule changes to have a material effect on DP&L's financial position, earnings, or cash flow.

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

On April 14, 2003, the USEPA issued proposed and direct final rules for standards of performance for stationary gas turbines. The final rules will not have a material impact on DPL's combustion turbine facilities.

On June 4, 2003, several northeast states brought citizen lawsuits in the United States District Court for the District of Connecticut, claiming that USEPA has failed to undertake its duty to regulate carbon dioxide as a criteria pollutant under the Clean Air Act. The potential outcome of the litigation and the effect, if any, cannot be determined at this time.

During the first quarter of 2003, the Ohio Environmental Protection Agency ("Ohio EPA") indicated that, as part of the regular permit renewal process for the National Pollutant Discharge Elimination System ("NPDES") permit for J.M. Stuart Station, it may not renew the thermal variance that was previously issued under Section 316(a) of the Clean Water Act. DP&L is continuing discussions with the Ohio EPA and is assessing the effect of this on DP&L's operations.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed herewith:

  Exhibit 31—Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  Exhibit 32—Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)
Reports on Form 8-K.

On April 14, 2003, DPL Inc. filed a Form 8-K reporting under Item 4 that its Finance and Audit Review Committee of the Board of Directors appointed KPMG LLP as DPL's independent accountants for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC. (Registrant)
Date: August 4, 2003	/s/ STEPHEN F. KOZIAR Stephen F. Koziar President and Chief Executive Officer
August 4, 2003	/s/ CAROLINE E. MUHLENKAMP Caroline E. Muhlenkamp Interim Group Vice President and Chief Financial Officer