Form 10-Q
period 2003-09-30
DPL INC
filed 2003-11-06
CIK 787250

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR
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

YES    ☒                NO    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES    ☒                NO    ☐

Indicate the number of shares of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value and Preferred Share Purchase Rights	126,501,404 Shares
(Title of each class)	(Outstanding at September 30, 2003)

DPL INC.
INDEX

Available Information:

DPL Inc. ("DPL" or the "Company") files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission ("SEC"). You may read and copy any document the Company files at the SEC's public reference room located at 450 Fifth Street, NW, Washington, DC 20549, USA. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from the SEC's web site at http://www.sec.gov.

The Company's public internet site is http://www.dplinc.com. The Company makes available through its internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

Part I. Financial Information

Item 1. Financial Statements

DPL INC.
CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS
($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues
Electric revenues	$322.6	$341.1	$888.6	$891.3
Other revenues, net of fuel costs	2.7	3.6	7.8	10.4

	$325.3	$344.7	$896.4	$901.7

Expenses
Fuel	65.1	70.7	173.3	172.9
Purchased power	26.4	26.2	71.8	67.5
Operation and maintenance	43.7	38.0	133.8	112.4
Depreciation and amortization	35.8	35.5	105.5	102.3
Amortization of regulatory assets, net	12.5	13.5	35.3	36.4
General taxes	28.2	29.8	82.9	82.8

Total expenses	$211.7	$213.7	$602.6	$574.3

Operating Income	113.6	131.0	293.8	327.4
Investment income (loss)	54.5	14.0	42.4	(91.8)
Interest expense	(40.0)	(39.6)	(118.0)	(115.3)
Trust preferred distributions by subsidiary	(6.2)	(6.2)	(18.5)	(18.5)
Other income (deductions)	(3.8)	5.0	28.3	(0.8)

Income Before Income Taxes and Cumulative Effect of Accounting Change	$118.1	$104.2	$228.0	$101.0
Income tax expense	44.4	39.5	84.1	39.1

Income Before Cumulative Effect of Accounting Change	$73.7	$64.7	$143.9	$61.9
Cumulative effect of accounting change, net of tax	—	—	17.0	—

Net Income	$73.7	$64.7	$160.9	$61.9

Average Number of Common Shares Outstanding (millions)
Basic	119.4	119.0	119.7	119.1
Diluted	119.4	119.0	119.7	122.9
Earnings Per Common Share
Basic:
Income before cumulative effect of accounting change	$0.62	$0.54	$1.20	$0.52
Cumulative effect of accounting change	—	—	0.14	—

Total Basic	$0.62	$0.54	$1.34	$0.52

Diluted:
Income before cumulative effect of accounting change	$0.62	$0.54	$1.20	$0.50
Cumulative effect of accounting change	—	—	0.14	—

Total Diluted	$0.62	$0.54	$1.34	$0.50

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.705	$0.705

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2003	2002
Operating Activities
Net income	$160.9	$61.9
Adjustments:
Depreciation and amortization	105.5	102.3
Amortization of regulatory assets, net	35.3	36.4
Deferred income taxes	50.8	(36.9)
Captive insurance provision	(46.6)	(17.6)
Investment (income) loss	(15.9)	99.1
Income from interest rate hedges	(21.2)	—
Cumulative effect of accounting change, net of tax	(17.0)	—
Changes in working capital:
Accounts receivable	19.8	(13.6)
Accounts payable	(3.9)	(8.2)
Accrued taxes payable	16.8	(3.7)
Accrued interest payable	(23.8)	(24.3)
Prepayments	(11.8)	(3.1)
Inventories	(0.2)	5.7
Other	—	1.6

Net cash provided by operating activities	$248.7	$199.6

Investing Activities
Capital expenditures	(90.4)	(134.9)
Settlement of interest rate hedges	51.4	—
Purchases of fixed income and equity securities	(122.2)	(223.2)
Sales of fixed income and equity securities	199.4	242.6

Net cash provided by (used for) investing activities	$38.2	$(115.5)

Financing Activities
Issuance of short-term debt, net	—	33.1
Issuance of long-term debt, net of issue costs	465.1	—
Retirement of long-term debt	(8.4)	(7.6)
Dividends paid on common stock	(84.1)	(83.9)

Net cash provided by (used for) financing activities	$372.6	$(58.4)

Cash and temporary cash investments
Net change	$659.5	$25.7
Balance at beginning of period	40.8	7.5

Balance at end of period	$700.3	$33.2

Cash Paid During the Period for:
Interest and trust preferred distributions	$155.0	$152.8
Income taxes	$11.6	$76.7

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
($ in millions)

	At September 30, 2003	At December 31, 2002
ASSETS
Property
Property	$4,393.4	$4,323.2
Less: Accumulated depreciation and amortization	(1,889.1)	(1,820.5)

Net property	$2,504.3	$2,502.7

Current Assets
Cash and temporary cash investments (Note 9)	700.3	40.8
Accounts receivable, less provision for uncollectible accounts of $7.7 and $11.1, respectively	148.1	169.4
Inventories, at average cost	56.3	56.1
Prepaid taxes	11.7	46.9
Other	47.7	75.1

Total current assets	$964.1	$388.3

Other Assets
Financial assets
Public securities	149.1	175.8
Private securities under the equity method	373.7	389.2
Private securities under the cost method	464.6	458.5

Total financial assets	$987.4	$1,023.5
Income taxes recoverable through future revenues	41.4	34.6
Other regulatory assets	35.9	71.1
Other	131.1	155.9

Total other assets	$1,195.8	$1,285.1

Total Assets	$4,664.2	$4,176.1

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET
($ in millions)
(continued)

	At September 30, 2003	At December 31, 2002
CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders' equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	—
Warrants	50.0	50.0
Common stock held by employee plans	(86.6)	(89.6)
Accumulated other comprehensive income	47.6	0.2
Earnings reinvested in the business	916.3	868.0

Total common shareholders' equity	$928.6	$829.9
Preferred stock	$22.9	$22.9
Preferred stock subject to mandatory redemption	0.1	0.1
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.8	292.6
Long-term debt	1,654.0	2,142.3

Total shares subject to mandatory redemption and long-term debt	$1,946.9	$2,435.0

Total capitalization	$2,898.4	$3,287.8

Current Liabilities
Current portion—long-term debt (Note 9)	957.1	9.1
Accounts payable	80.4	100.3
Accrued taxes	71.0	95.0
Accrued interest	33.7	51.1
Other	45.9	25.9

Total current liabilities	$1,188.1	$281.4

Deferred Credits and Other
Deferred taxes	374.3	295.8
Unamortized investment tax credit	52.9	55.1
Insurance and claims costs	31.3	114.3
Other	119.2	141.7

Total deferred credits and other	$577.7	$606.9

Contingencies (Note 10)
Total Capitalization and Liabilities	$4,664.2	$4,176.1

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

For the three months and nine months ended September 30, 2003, approximately 37.7 million of DPL's stock options and warrants were excluded from the computation of diluted earnings per share because they were anti-dilutive. These stock options and warrants could be dilutive in the future. Approximately 38.6 million and 0.6 million stock options were anti-dilutive in the three months and nine months ended September 30, 2002, respectively.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three Months Ended September 30,
	2003			2002
In millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$73.7	119.4	$0.62	$64.7	119.0	$0.54
Effect of Dilutive Securities
Warrants	—	—	—	—	—	—
Stock Options	—	—	—	—	—	—

Diluted EPS	$73.7	119.4	$0.62	$64.7	119.0	$0.54

	Nine Months Ended September 30,
	2003			2002
In millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$143.9	119.7	$1.20	$61.9	119.1	$0.52
Effect of Dilutive Securities
Warrants	—	—	—	—	3.4	(0.02)
Stock Options	—	—	—	—	0.4	—

Diluted EPS	$143.9	119.7	$1.20	$61.9	122.9	$0.50

4.    Comprehensive income for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Net income	$73.7	$64.7	$160.9	$61.9
Net change in unrealized gains (losses) on financial instruments net of reclassification adjustments	0.3	2.1	5.7	(5.2)
Net change in unrealized gains (losses) on foreign currency translation adjustments	3.5	2.7	21.0	17.3
Net change in deferred gains on cash flow hedges	28.9	—	30.2	—
Deferred income taxes related to unrealized gains (losses)	(0.8)	(1.7)	(9.5)	(4.2)

Comprehensive income	$105.6	$67.8	$208.3	$69.8

In May 2003, DPL's principal subsidiary The Dayton Power & Light Company ("DP&L") entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds. These hedges were settled on July 28, 2003, at a final market value of $51.4 million. At September 30, 2003, the ultimate effectiveness of the hedges was $30.2 million and is reflected in accumulated other comprehensive income on the Consolidated Balance Sheet. This amount will be amortized to reduce interest expense over the lives of the hedges, which are ten and fifteen years. The remaining market value of $21.2 million was recognized during the third quarter of 2003 as investment income on the Consolidated Statement of Results of Operations.

5.    The Financial Accounting Standards Board ("FASB") issued the Statement of Financial Accounting Standards No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149") and Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150") during the second quarter of 2003. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and was effective for contracts entered into or modified after June 30, 2003. This standard did not have a material impact on the Company. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with both liability and equity characteristics. This standard, which was effective at the beginning of the third quarter of 2003, required DPL to classify its mandatorily redeemable trust preferred securities and preferred stock subject to mandatory redemption as liabilities.

6.    DPL adopted the provisions of the FASB Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003. SFAS No. 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS No. 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company's accumulated depreciation reserve. DPL's legal obligations associated with the retirements of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers, and ash disposal facilities. Application of SFAS No. 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced DPL's accumulated depreciation reserve by $32.1 million. If the new accounting rule had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million. Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets. This change will reduce annual depreciation and amortization expense by $1.9 million. On a pro forma basis, the impact for the quarter and nine-month period ended September 30, 2002 would have been $0.3 million and $0.9 million, respectively, after tax, or approximately $0.01 per basic share on a year-to-date basis. In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred. Since the generation assets are not subject to Ohio regulation, DPL recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations. The total cumulative effect of the adoption of SFAS No. 143 increased net income and shareholder's equity by $28.3 million before tax.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Net income, as reported	$73.7	$64.7	$160.9	$61.9
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.3	—	1.0
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.8)	(0.7)	(2.1)	(2.4)

Pro forma net income	$72.9	$64.3	$158.8	$60.5

Earnings per share:
Basic—as reported	$0.62	$0.54	$1.34	$0.52
Basic—pro forma	$0.61	$0.54	$1.33	$0.51
Diluted—as reported	$0.62	$0.54	$1.34	$0.50
Diluted—pro forma	$0.61	$0.54	$1.32	$0.49

8.    DPL's transmission and distribution and base-load and peaking generation operations are managed and evaluated as a single operating segment, "Electric." Amounts attributable to operations below the quantitative thresholds for separate disclosure are reported as "Other," which includes primarily street lighting services, insurance, and financial support services.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Net revenues:
Electric	$231.1	$244.2	$643.5	$650.9
Other	2.7	3.6	7.8	10.4

Total	$233.8	$247.8	$651.3	$661.3

Operating income:
Electric	$120.7	$131.4	$316.6	$331.3
Other(a)	(7.1)	(0.4)	(22.8)	(3.9)

Total	113.6	131.0	293.8	327.4
Investment income (loss)	54.5	14.0	42.4	(91.8)
Interest expense	(40.0)	(39.6)	(118.0)	(115.3)
Trust preferred distributions by subsidiary	(6.2)	(6.2)	(18.5)	(18.5)
Other income (deductions)	(3.8)	5.0	28.3	(0.8)

Income before income taxes and cumulative effect of accounting change	$118.1	$104.2	$228.0	$101.0

(a)
Includes unallocated corporate items.

9.    In May 2003, DPL announced plans to refinance significant amounts of its consolidated long-term debt to take advantage of favorable interest rates and reduce long-term debt by $300 million over the next 30 months.

On September 29, 2003, DP&L issued $470.0 million principal amount of First Mortgage Bonds, 5.125% Series due 2013. The net proceeds from the sale of the bonds, after expenses, will be used to (i) redeem $226.0 million principal amount of DP&L's First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220.0 million principal amount of DP&L's First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date. The $446.0 million of first mortgage bonds were called by DP&L on September 30, 2003, for redemption on October 30, 2003. The 5.125% Series due 2013 have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933. DP&L will seek to register these securities during the fourth quarter 2003.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage; however, DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs through 2008. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans.

10.    Contingencies—In the normal course of business, the Company has been named as a defendant in various lawsuits. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. The ultimate outcome of the various matters cannot be ascertained at this time. However, it is believed, after consultation with counsel, that the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole. Such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

On November 6, 2003, the Company and certain of its present and former officers and directors reached an agreement in principle with plaintiffs to settle the In re DPL Inc. Securities Litigation, and the shareholder class and derivative actions filed against them in Federal and Ohio state courts (the "Global Settlement"). The Company has agreed to pay $70.0 million and certain of the Company's liability insurers (the "Insurers") have agreed to pay $65.5 million to settle In re DPL Inc. Securities Litigation and the state shareholder class actions. The Insurers have agreed to pay $4.5 million to settle the derivative actions. In addition, PriceWaterhouseCoopers, LLP, has agreed to pay $5.5 million to settle all claims against it on a global basis. The Global Settlement is subject to approval by the Courts in which the actions are pending after notice to shareholders and class members and fairness hearings before the courts. As a result of the settlement, a one-time after-tax charge of approximately $0.35 per share will be reflected in the fourth quarter of 2003.

DPL has financial assets in public and private securities including limited partnership interests in private equity funds managed by various investment firms. Over the next six years, DPL may be called upon to make additional investments in these funds if and as the funds make investments during their respective investment periods. Currently, DPL could be required to invest up to an additional $353 million in existing limited partnership interests, but is not subscribing to additional private equity funds at this time. DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion. A part or all of the public securities held in the portfolio, approximately $149 million, along with the portfolio's existing cash of $81 million, is available for investment in the private equity funds, if and as required. The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the date of investment. DPL's limited partnership interests are saleable to qualified purchasers in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured.

A wholly owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption risk coverage with respect to electric deregulation. In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L. The settlement resulted in a $76 million reduction to insurance reserves of the captive and a release from the business interruption policy of $39.7 million which was reported as other income. Additionally, due to settlement agreements, a $36 million receivable was recognized by DP&L for insurance claims under this policy, resulting in other income of $29 million in the second half of 2001 and $7 million in the first half of 2002. This receivable was settled in September 2003. In the third quarter of 2002, $10.9 million was released from the business interruption policy reserve and was reported as other income (see "Other Matters").

On October 28, 2002, DP&L filed with the Public Utilities Commission of Ohio ("PUCO") requesting an extension of its market development period from December 31, 2003 to December 31, 2005 that would continue DP&L's current rate structure and provide its retail customers with rate stability. On May 28, 2003, DP&L and five other parties filed with the PUCO a Stipulation and Recommendation related to this request. The Stipulation provides the following: DP&L's market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L's retail generation rates in effect on January 1, 2004 will serve as market-based rates. The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation costs to reflect increased costs associated with fuel, environmental, taxes, security measures, and costs associated with joining a Regional Transmission Organization ("RTO"). Further, the parties agreed to an increase to the residential generation discount commencing January 1, 2006. As the Stipulation was not endorsed by all intervening parties, hearings with non-settling parties took place on May 29, 2003 and June 17, 2003. On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with two modifications. These will not have a material effect on the Company. On October 2, 2003, several parties filed applications for rehearing requesting that the Commission consider modifications to its September 2, 2003 order. On October 22, 2003, the PUCO denied the applications for rehearing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report which relate to events or developments that are expected to occur in the future, including management's expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management's beliefs, assumptions and expectation of the Company's future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond the control of DPL Inc. ("DPL" or the "Company"), including but not limited to: abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs, changes in electricity, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; foreign currency market risk; market conditions, which may increase or decrease the value of the Company's financial assets; additional investments in certain private equity partnership interests; and general economic conditions.

Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

DPL earnings increased to $0.62 per share for the third quarter of 2003 compared to $0.54 per share for the third quarter of 2002. Investment income increased $40.5 million or 289% to $54.5 million, reflecting income and realized gains from the financial asset portfolio and settlement of interest rate hedges related to a bond financing. Results for the current quarter included reduced operating income of $17.4 million compared to the third quarter of 2002, primarily from lower retail sales resulting from mild weather. The decline in retail sales was partially offset by an increase in wholesale sales for the quarter. Earnings per share numbers are before share dilution.

For the nine months ended September 30, 2003, DPL reported earnings of $1.34 per share compared to $0.52 per share for the nine months ending September 30, 2002. Investment income increased by $134.2 million to $42.4 million, compared to the same period a year ago, reflecting income and realized gains from the financial asset portfolio and settlement of interest rate hedges related to a bond financing. Other income increased by $29.1 million to $28.3 million compared to the same period a year ago, primarily from the settlement of insurance coverage related to deregulation. In the first quarter of 2003, the Company adopted a new accounting standard for asset retirement obligations resulting in a cumulative effect of accounting change of $17.0 million after tax income. Combined retail and wholesale sales and revenues declined slightly over the same period last year. Results for the current nine months included reduced operating income of $33.6 million compared to the same period a year ago, primarily as a result of increased operating expenses. Earnings per share numbers are before share dilution.

Income Statement Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions
	2003	2002	2003	2002
Electric revenues	$322.6	$341.1	$888.6	$891.3
Less:
Fuel	65.1	70.7	173.3	172.9
Purchased power	26.4	26.2	71.8	67.5

Net electric revenues	$231.1	$244.2	$643.5	$650.9
Operating income	$113.6	$131.0	$293.8	$327.4

Retail electric revenues decreased $22.5 million or 8% in the third quarter compared to the third quarter of 2002, due to reduced sales resulting from mild weather. This was partially offset by a $4.0 million increase in wholesale revenues resulting from the sale of available generating capacity into the wholesale market at favorable market rates. For the nine months ended September 2003, electric retail revenues decreased $24.5 million primarily because of mild summer temperatures. For the nine months ended September 2003, wholesale revenues increased $21.8 million from higher market rates and a 5% gain in wholesale sales.

For the three months ended September 30, 2003, fuel costs decreased $5.6 million or 8% due to lower retail sales. Fuel costs increased $0.4 million in the nine month period primarily from increased generation output. Purchased power costs were up $4.3 million or 6% in the nine month period, reflecting higher market prices despite the use of internal generation to support retail and wholesale sales.

Operation and maintenance expense increased $5.7 million in the third quarter and $21.4 million in the nine months ended September 30, 2003 compared to the prior year periods, primarily as a result of higher generating plant costs associated with the increase in production and the expensing of cost of removal for retired assets required by SFAS No. 143 effective January 1, 2003. Higher corporate costs, including increased insurance premiums, also contributed to the variation in both periods.

Depreciation and amortization expense increased $0.3 million or 1% in the quarter and $3.2 million or 3% in the nine month period as a result of a $179 million investment in 480 megawatts of peaking generation capacity in the summer of 2002, and the completion of selective catalytic reduction installations at certain facilities.

Investment income for the current quarter was comprised of $20.2 million from private securities under the equity method, $12.2 million from private securities under the cost method, realized gains and income from public securities of $0.9 million and $21.2 million gain from the settlement of interest rate hedges related to a bond refinancing (see "Market Risk"). Investment income for the third quarter of last year was comprised of $18.6 million from private investments under the equity method, offset by losses from private securities under the cost method of $3.5 million and realized losses from public securities of $1.1 million. For the nine months ended September 30, 2003, investment income was comprised of $21.1 million from private securities under the cost method, realized gains and income from public securities of $6.6 million, and $21.2 million gain from the settlement of interest rate hedges related to a bond refinancing less losses from private securities under the equity method of $6.5 million. Comparatively, for the same period last year, investment losses were comprised of income from private securities under the cost method of $18.0 million and realized gains and income from public securities of $5.4 million, less losses of $115.2 million from private securities under the equity method.

Other income (deductions) decreased by $8.8 million in the third quarter of 2003 primarily due to $10.9 million of income related to a release from the business interruption policy reserve in the third quarter of 2002. Other income (deductions) increased $29.1 million in the nine month period ended September 30, 2003, primarily as a result of the settlement of the business interruption insurance coverage related to deregulation in the second quarter of 2003 (see "Other Matters").

The cumulative effect of an accounting change reflects DPL's adoption of the provisions of FASB Statement of Financial Accounting Standard No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") as of January 1, 2003.

Capital Resources and Requirements

        Capital expenditures were $90.4 million for the first nine months of 2003 and are expected to approximate $110 million for the year. Current year expenditures relate to DPL's environmental compliance program, power plant equipment, and the transmission and distribution system.

DPL's scheduled maturities of long-term debt, including capital lease obligations, over the next three years are $0.2 million for the remainder of 2003, $511.1 million in 2004, and $13.1 million in 2005. Over the next six years, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods. Currently, DPL could be required to invest up to an additional $353 million in existing limited partnership interests, but is not subscribing to additional private equity funds at this time (see Note 10 to the Consolidated Financial Statements, "Market Risk", and "Financial Asset Portfolio" for a further discussion of the composition, risk and liquidity of the financial assets). DPL expects to finance its 2003 construction program, scheduled debt maturities and investment in financial assets with internal funds. DPL's 2004 construction program and investments in financial assets are also expected to be financed with internal funds. Debt maturities in 2004 are expected to be financed with a combination of internal and external funds.

In May 2003, DPL announced plans to refinance significant amounts of its consolidated long-term debt to take advantage of favorable interest rates and reduce long-term debt by $300 million over the next 30 months.

On September 29, 2003, DPL's principal subsidiary, The Dayton Power & Light Company ("DP&L") issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013. The net proceeds from the sale of the bonds, after expenses, will be used to (i) redeem $226 million principal amount of DP&L's First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220 million principal amount of DP&L's First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date. These outstanding series were called on September 30, 2003, for redemption on October 30, 2003. The newly issued First Mortgage Bonds, 5.125% Series due 2013, have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933. DP&L will seek to register these securities during the fourth quarter 2003.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by provisions of its mortgage; however, DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its refinancing and construction programs through 2008. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales, and construction plans.

Financial assets of $987.4 million at September 30, 2003 are comprised of both public and private debt and equity securities, and are diversified both in terms of geography and industry. This additional capital resource is available for use by DPL, including investment in the energy sector. See "Market Risk" and "Financial Asset Portfolio" for a further discussion of the composition, risk and liquidity of the financial assets.

DPL and DP&L have $50.0 million and $105.0 million, respectively, available through 364-day revolving credit agreements with a consortium of banks. The primary purpose of these revolving credit facilities is to provide back-up liquidity for DPL's and DP&L's commercial paper programs. Current agreements, which expire in December 2003, provide an appropriate amount of credit support for DPL's business requirements over the remainder of the year. At September 30, 2003, DPL and DP&L had no outstanding borrowings under these credit facilities and no outstanding commercial paper balances. Fees associated with these credit facilities are approximately $0.3 million per year.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries. None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

On July 30, 2003, Fitch Ratings reaffirmed the investment grade debt ratings for both DPL and DP&L. Also on July 30, 2003, Moody's Investors Service lowered the debt ratings of DPL and DP&L. As of September 30, 2003, DPL's senior unsecured and DP&L's senior secured debt credit ratings were as follows:

	DPL Inc.	DP&L	Outlook
Standard & Poor's Corp	BBB-	BBB	Stable
Fitch Ratings	BBB	A	Negative
Moody's Investors Service	Ba1	Baa1	Stable

Moody's rating change of DPL places its unsecured debt ratings at below investment grade. This reduction increases the interest rate on DPL's revolving credit agreement by an additional 0.825%. DPL has no borrowings outstanding under this agreement.

Market Risk

        DPL's financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; financial market condition; foreign currency market risk; and adverse economic conditions. Thirteen percent of DPL's year-to-date revenues are from spot energy sales of excess capacity in the wholesale market. Capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins.

Fuel and purchased power costs represented approximately 41% of total operating costs in the first nine months of 2003 and for the year 2002. DPL has contracted for approximately 100% of its coal needs for 2003. Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of DPL's generating capacity. DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below its internal production costs. A 2% change in overall fuel and purchased power costs would result in a $3.5 million change in annual net income.

The carrying value of DPL's debt was $2,611 million at September 30, 2003, consisting of DP&L's first mortgage bonds, DP&L's guaranteed air quality development obligations, and DPL's notes. The fair value of this debt was $2,726 million at September 30, 2003, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at September 30, 2003 are as follows:

	Long-term Debt
	Expected Maturity Date	Amount ($ in millions)	Average Rate
2003	$446	8.0%
2004	511	6.7%
2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
Thereafter	1,173	6.0%

Total	$2,611	6.9%

Fair Value	$2,726

At September 30, 2003, DPL and DP&L had no short-term debt outstanding.

In May 2003, DP&L entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds. These hedges were settled on July 28, 2003, at a final market value of $51.4 million. At September 30, 2003, the ultimate effectiveness of the hedges was $30.2 million and is reflected in accumulated other comprehensive income on the Consolidated Balance Sheet. This amount will be amortized to reduce interest expense over the lives of the hedges, which are ten and fifteen years. The remaining market value of $21.2 million was recognized during the third quarter of 2003 as investment income on the Consolidated Statement of Results of Operations.

The fair value of financial instruments held as assets was $1,030 million and $1,070 million at September 30, 2003 and December 31, 2002, respectively. The market risk related to these securities was estimated as the potential increase/decrease in fair value of $103 million at September 30, 2003, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities. DPL is also subject to foreign currency translation adjustments related to certain of its international investments. The foreign currency translation adjustments related to these securities was estimated as the potential increase/decrease in fair value of $21 million at September 30, 2003, resulting from a hypothetical 10% increase/decrease in foreign currency exchange rates.

Financial Asset Portfolio

        DPL's financial assets portfolio of $987.4 million at September 30, 2003 is comprised of both public and private debt and equity securities, and is diversified both in terms of geography and industry. DPL's financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprise approximately 15% of the portfolio or $149.1 million as of September 30, 2003, and are valued at current market price. Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

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

Over the next six years, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods. Currently, DPL could be required to invest up to an additional $353 million in existing limited partnership interests as compared to $442 million at September 30, 2002, but is not subscribing to additional private equity funds at this time. DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion. A part or all of the public securities held in the portfolio, approximately $149 million, along with the portfolio's existing cash of $81 million, is available for investment in the private equity funds, if and as required. The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, if any, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time, typically five to seven years from the date of investment. DPL's limited partnership interests are saleable to qualified purchasers in an active secondary market, although the breadth and quality of bids at any particular point in time cannot be predicted or assured.

Since inception, the financial asset portfolio has had cumulative gains of $480 million and cumulative losses of $345 million, with a net gain of $136 million as of September 30, 2003.

Cash flow from the financial asset portfolio, which is included in the consolidated statements, is as follows:

	Nine Months Ended September 30,
$ in millions
	2003	2002
Investment income (loss)	$42.4	$(91.8)
Income from interest rate hedges	(21.2)	—
Operating investment (income) loss	(15.9)	99.1

Net investment income cash provided by operating activities	$5.3	$7.3

Purchases of fixed income and equity securities	(122.2)	(223.2)
Sales of fixed income and equity securities	199.4	242.6

Net cash provided by investing activities	$77.2	$19.4

Total cash provided by the financial asset portfolio	$82.5	$26.7

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

DPL's financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region. The geographic allocation of financial assets at September 30, 2003 is as follows:

Geographical Region	% of DPL Portfolio Holdings
United States/Canada	51%
Europe	26%
Asia/Australia	6%
Latin America	2%
Total Private Securities	85%
Total Public Securities—USA	15%
Total Financial Assets	100%

The industry sector allocation of investments in private equity at September 30, 2003 is as follows:

Primary Sector	% of DPL Private Holdings
Manufacturing	30%
Health Care Products	10%
Services—Business/Consumer	10%
Media	9%
Software/IT Services	7%
Retail	7%
Communications	7%
Finance/Insurance	6%
Building Products/Construction	5%
Energy	3%
Business Products	2%
Agriculture	1%
Entertainment	1%
Transportation	1%
Wholesale Distribution	1%

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

Other Matters

        A wholly owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries including, among other coverages, business interruption and specific risk coverage with respect to electric deregulation. Insurance and claims costs on the Consolidated Balance Sheet includes insurance reserves of $41.3 million based on actuarial methods and historical loss experience. Such amounts are established based upon claims reported to the Company and include estimates for claims incurred but not reported based on past and current experience. The insurance reserve is believed by management to be adequate to cover the ultimate net cost of losses to date; however, this is an estimate and DPL could be required to fund losses beyond the amount of the reserve. There is uncertainty associated with the occurrence of insured events and actual losses could differ from the estimates. Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which an estimate is re-evaluated. In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L. The settlement resulted in a $76 million reduction to insurance reserves of the captive and a release from the business interruption policy of $39.7 million which is reported as other income. Additionally, a $36 million receivable was recognized by DP&L for insurance claims under this policy, resulting in other income of $29 million in the second half of 2001 and $7 million in the first half of 2002 due to settlement agreements. This receivable was settled in September 2003. In the third quarter of 2002, $10.9 million was released from the business interruption policy reserve and was reported as other income.

On January 1, 2003, DPL began accounting for stock options under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. DPL previously followed Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Accounting Principles Board and FASB interpretations in accounting for its employee stock options. DPL has adopted SFAS No. 123 on a prospective basis for all grants issued after January 1, 2003. The effect on compensation expense, if any, will depend on the timing, amount, and terms of future stock option awards. During the first nine months of 2003, there was no material effect.

DPL INC.
OPERATING STATISTICS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Electric
Sales (millions of kWh)
Residential	1,356	1,543	3,851	4,024
Commercial	1,016	1,047	2,804	2,809
Industrial	1,140	1,214	3,281	3,416
Other retail	355	379	1,042	1,057

Total retail	3,867	4,183	10,978	11,306
Wholesale	1,390	1,357	3,400	3,249

Total	5,257	5,540	14,378	14,555

Revenues ($in thousands)
Residential	$120,972	$136,806	$335,192	$351,844
Commercial	68,779	70,543	197,643	198,162
Industrial	57,888	61,115	167,906	174,031
Other retail	23,326	25,022	68,712	69,974

Total retail	270,965	293,486	769,453	794,011
Wholesale	51,619	47,627	119,096	97,274

Total	$322,584	$341,113	$888,549	$891,285

Electric customers at end of period	505,462	503,350	505,462	503,350

Item 3. Quantitative and Qualitative Disclosures about Market Risk

See the "Market Risk" section of Item 2.

Item 4. Controls and Procedures

As required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") the Company's management evaluated, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures, as defined by Rule 13a-15(e) of the Exchange Act, were effective as of the end of the period covered by this report.

As required by Rule 13a-15(d) under the Exchange Act, the Company's management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the Company's internal control over financial reporting to determine whether any changes occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report.

Part II. Other Information

Item 1. Legal Proceedings

In the normal course of business, DPL has been named as a defendant in various lawsuits. Also, the Company is involved from time to time in investigations and proceedings by governmental agencies and self-regulatory organizations. The ultimate outcome of the various matters cannot be ascertained at this time. However, it is believed, after consultation with counsel, the resolution of the foregoing matters will not have a material adverse effect on the financial condition of the Company, taken as a whole. Such resolution may, however, have a material effect on the operation results in any future period, depending on the level of income for such period.

On November 6, 2003, the Company and certain of its present and former officers and directors reached an agreement in principle with plaintiffs to settle the In re DPL Inc. Securities Litigation, and the shareholder class and derivative actions filed against them in Federal and Ohio state courts (the "Global Settlement"). The Company has agreed to pay $70.0 million and certain of the Company's liability insurers (the "Insurers") have agreed to pay $65.5 million to settle In re DPL Inc. Securities Litigation and the state shareholder class actions. The Insurers have agreed to pay $4.5 million to settle the derivative actions. In addition, PriceWaterhouseCoopers, LLP, has agreed to pay $5.5 million to settle all claims against it on a global basis. The Global Settlement is subject to approval by the Courts in which the actions are pending after notice to shareholders and class members and fairness hearings before the courts. As a result of the settlement, a one-time after-tax charge of approximately $0.35 per share will be reflected in the fourth quarter of 2003.

Item 5. Other Information

Rate Regulation and Government Legislation

On October 28, 2002, DP&L filed with the PUCO requesting an extension of its market development period as originally determined under Case No. 99-1687-EL-ETP from December 31, 2003 to December 31, 2005 that would continue DP&L's current rate structure and provide its retail customers with rate stability. On March 31, 2003, the PUCO issued a staff recommendation that suggested DP&L's request to extend its market development period through 2005 and maintain current rates would be adopted. On May 28, 2003, DP&L filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers' Counsel, Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area). The Stipulation provides the following: DP&L's market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; the credit issued to commercial and industrial customers who elect competitive retail generation service during the market development period will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L's retail generation rates in effect on January 1, 2004 will serve as market-based rates. The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation costs to reflect increased costs associated with fuel, environmental, taxes, security measures, and costs associated with joining a Regional Transmission Organization ("RTO"). Further, the parties agreed to an increase to the residential generation discount commencing January 1, 2006. As the Stipulation was not endorsed by all intervening parties, hearings with non-settling parties took place on May 29, 2003 and June 17, 2003. On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with two modifications. These will not have a material effect on the Company. On October 2, 2003, several parties filed applications for rehearing requesting that the Commission consider modifications to its September 2, 2003 order. On October 22, 2003, the PUCO denied the applications for rehearing.

On May 28, 2002, DP&L filed a notice with the Federal Energy Regulatory Commission ("FERC") stating its intention to join the PJM Interconnection, L.L.C. ("PJM"), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia. On July 31, 2002, the FERC granted DP&L conditional approval to join PJM. On August 20, 2003, PJM announced plans to review events surrounding the August 14, 2003, electricity outage experienced throughout the Eastern U.S. and parts of Canada and examine the reliability plans associated with the evolution of the energy market in the mid-west region. As the review proceeds, PJM will revise the market integration schedule of companies that have committed to join PJM. In September 2003, FERC inquired into Midwest Independent System Operator ("MISO")-PJM RTO issues. The outcome of this inquiry is unknown at this time.

The FERC's July 31, 2002 Order also established a case under Section 206 of the Federal Power Act to examine the justness and reasonableness of the PJM and MISO rates and related revenue distribution protocols. On March 31, 2003, an Initial Decision was issued finding that the PJM/MISO's rates had not been shown to be unjust and unreasonable. On July 23, 2003, the Commission issued an Order rejecting in part the March 31, 2003 Initial Decision finding that the rates of Midwest ISO and PJM are unjust and unreasonable. Similarly, the Commission's July 23 Order found that the rates for transmission service through and out of the service territories of seven former Alliance Companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential, and established a new Section 206 case to address this concern. On August 15, 2003, DP&L filed a submission stating that there is no basis for the elimination of DP&L's through and out rates prior to the date that it joins an RTO. Action on this submission is pending.

On September 12, 2002, the Ohio Consumers' Counsel, Industrial Energy Users-Ohio and American Municipal Power-Ohio, Inc. filed a complaint with the PUCO alleging that DP&L had failed to join and transfer operational control to a FERC approved RTO. DP&L filed a motion to dismiss the complaint on October 24, 2002. On February 20, 2003, the PUCO issued an Entry ordering this case to be stayed until otherwise ordered by the PUCO, stating there were too many unresolved issues relating to the RTO matters. The PUCO subsequently joined this case with the above-mentioned application regarding the extension of DP&L's market development period. The Stipulation adopted in the joined proceedings resolves and dismisses the complaint.

On March 10, 2003, American Municipal Power of Ohio, Inc. on behalf of DP&L's municipal customers ("Municipals") filed a complaint at the FERC alleging the Municipals will be faced with higher rates under the Power Services Agreement they entered into with DP&L in 1994 once DP&L is fully integrated into PJM. A settlement has been reached and was filed with FERC on October 14, 2003. The settlement provides that the generation supply agreements will continue to be effective. It also describes how transmission services will be provided when DP&L joins PJM and preserves the transmission rates and most ancillary services.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service related functions of investor-owned electric utilities. The proposed modifications affect billing, collections, allocation of customer payments, meter reading, and distribution circuit performance. On September 26, 2002, the PUCO issued the final rules and an Entry on Rehearing on March 18, 2003. These rules were filed with the Joint Committee on Agency Rule Review on July 30, 2003 and will be effective November 1, 2003. The initial cost to DP&L of compliance is less than $1 million with future costs of approximately $1.6 million per year.

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

Competition

As of September 30, 2003, three marketers not affiliated with DP&L are registered competitive retail generation service providers in DP&L's service territory. DPL anticipates that these competitors will begin marketing campaigns to provide competitive retail generation service to DP&L's residential customers

Environmental Considerations

On November 22, 2002, the United States Environmental Protection Agency ("USEPA") announced its final rule package on New Source Review ("NSR") reform and its proposed rule on the definition of "routine maintenance, repair and replacement ("RMRR")." On December 31, 2002, the final and proposed NSR rules and the proposed RMRR rules were published in the Federal Register. Several northeast states have brought lawsuits challenging the final rule in the United States Court of Appeals for the District of Columbia. On March 6, 2003, the Court denied a petition for a stay that would have delayed implementation of the final rules. On July 30, 2003, USEPA published a Notice of Reconsideration of Final Rule, requesting public comment on six issues for which it is granting reconsideration. DP&L reviewed the December 31, 2002 RMRR rules and does not expect the proposed rule changes to have a material effect on DP&L. In August 2003, USEPA announced final rules regarding the equipment replacement provision of the routine maintenance, repair and replacement exclusion. These final rules have not yet been published in the Federal Register. DP&L will review the rules when published but does not expect the final rules to have a material effect.

On July 18, 2002, the Ohio Environmental Protection Agency ("Ohio EPA") adopted rules that will constitute Ohio's NOx State Implementation Plan ("SIP"). The SIP rules are substantially similar to the reductions required under the federal CAA Section 126 rulemaking and federal NOx SIP rule. The USEPA has conditionally approved Ohio's NOx SIP. On January 16, 2003, the USEPA's direct final approval of Ohio's NOx SIP appeared in the Federal Register. The final approval was withdrawn on March 17, 2003 after USEPA received adverse comments. On August 5, 2003, USEPA published its conditional approval of Ohio's NOx SIP, with an effective date of September 4, 2003. DP&L's current NOx reduction efforts comply with the SIP reduction requirements.

On July 29, 2002, the Bush Administration offered proposed legislation known as the "Clear Skies" initiative. The proposal calls for emissions reductions for sulfur dioxide, nitrogen oxides, and mercury commencing between 2008 and 2010. A competing legislation calling for reductions in sulfur dioxide, nitrogen oxides, mercury, and carbon dioxide emissions with earlier implementation dates has also been proposed by a state senator. Neither proposal was passed in 2002. Since the offering of the Clear Skies proposal, competing proposed legislation revising the air pollution laws has emerged in the 108thsession of Congress. In 2003, the Clear Skies and competing proposals were re-introduced in the second half of the 108th session of Congress. The effect of any of the proposed legislation, if passed, cannot be determined at this time, but the compliance with new environmental regulation if passed may require additional capital expenditures and may increase operating costs.

On January 14, 2003, the USEPA issued proposed national emissions standards for hazardous air pollutants for stationary combustion turbines. Final rules were announced by USEPA in August 2003, but have not yet been published in the Federal Register. As announced, the final rules have no material effect.

During the first quarter of 2003, the Ohio EPA indicated that, as part of the regular permit renewal process for the National Pollutant Discharge Elimination System ("NPDES") permit for J.M. Stuart Station, it may not renew the thermal variance that was previously approved under Section 316(a) of the Clean Water Act. DP&L is continuing discussions with the Ohio EPA and is assessing the effect of this on DP&L's operations. The outcome of these discussions and the potential effect cannot be determined at this time.

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone nonattainment boundaries for the metropolitan areas within Ohio. These plans could include a number of measures to reduce ozone-forming emissions from vehicles and stationary sources such as power plants. It is anticipated that the USEPA will issue final designations by April 15, 2004. The effect of these nonattainment designations cannot be determined at this time.

In July 1994, DP&L and numerous other parties received notification from the Ohio EPA that it considers them Potentially Responsible Parties ("PRPs") for clean-up of hazardous substances at the North Sanitary Landfill site in Dayton, Ohio. In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that DP&L and the others are PRPs that should be liable for a portion of clean-up costs at the site. While DP&L does not believe it disposed of any hazardous substances at this site, it has entered into an Agreement in Principle with the PRP group to settle any alleged liability for an immaterial amount. On August 6, 2003, DP&L entered into a settlement agreement with PRPs for its alleged liability at the North Sanitary Landfill Superfund Site (a.k.a. Valleycrest) for the amount of $45,000.

Item 6. Exhibits and Reports on Form 8-K

(a)
The following exhibits are filed herewith:

    Exhibit 31.1—Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 31.2—Certification of Interim Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    Exhibit 32—Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K.

    No reports on Form 8-K were filed by DPL during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC. (Registrant)
Date: November 6, 2003	/s/ STEPHEN F. KOZIAR Stephen F. Koziar President and Chief Executive Officer
Date: November 6, 2003	/s/ CAROLINE E. MUHLENKAMP Caroline E. Muhlenkamp Group Vice President and Interim Chief Financial Officer

QuickLinks

DPL INC. INDEX
Part I. Financial Information
  Item 1. Financial Statements
DPL INC. CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS ($ in millions)
DPL INC. CONSOLIDATED STATEMENT OF CASH FLOWS ($ in millions)
DPL INC. CONSOLIDATED BALANCE SHEET ($ in millions)
Notes to Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
DPL INC. OPERATING STATISTICS
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES