Form 10-KT
period 2003-12-31
DPL INC
filed 2004-03-15
CIK 787250

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, DC 20549

FORM 12b-25

Commission File Number: 1-9052

NOTIFICATION OF LATE FILING

(Check One):	☒ Form 10-K ☐ Form 20-F ☐ Form 11-K ☐ Form 10-Q ☐ Form N-SAR ☐ Form N-CSR

For Period Ended: December 31, 2003

☐	Transition Report on Form 10-K
☐	Transition Report on Form 20-F
☐	Transition Report on Form 11-K
☐	Transition Report on Form 10-Q
☐	Transition Report on Form N-SAR
For the Transition Period Ended:___________________

          Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

          If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:  N/A

PART I
REGISTRANT INFORMATION

DPL INC.

Full name of registrant

N/A

Former name if applicable

1065 Woodman Drive

Address of principal executive office (Street and number)

Dayton, Ohio 45432

City, state and zip code

PART II
RULE 12b-25 (b) and (c)

          If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

☒

(b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or Form N-CSR, or portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant’s statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

PART III
NARRATIVE

          State below in reasonable detail the reasons why Forms 10-K, 20-F, 11-K, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

          The Registrant is unable to file the subject report in a timely manner because the Registrant was not able to timely complete its financial statements without unreasonable effort or expense.

PART IV
OTHER INFORMATION

(1)  Name and telephone number of person to contact in regard to this notification

Caroline E. Muhlenkamp	(937)	224-6000

(Name)	(Area Code)	(Telephone Number)

(2)  Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed?  If the answer is no, identify report(s).

☒ Yes	☐ No

(3)  Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

☐ Yes	☒ No

          If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

DPL INC.

(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2004	By:	/s/ CAROLINE E. MUHLENKAMP

Name: Caroline E. Muhlenkamp