Form 10-QT
period 2004-06-30
DPL INC
filed 2004-08-09
CIK 787250

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                              FORM 12b-25

                                          Commission File Number: 1-9052
                                                                  ------
                     NOTIFICATION OF LATE FILING

(Check One):  [ ] Form 10-K   [ ] Form 20-F   [ ] Form 11-K
              [X] Form 10-Q   [ ] Form N-SAR [ ] Form N-CSR

For Period Ended: June 30, 2004

[ ] Transition Report on Form 10-K
[ ] Transition Report on Form 20-F
[ ] Transition Report on Form 11-K
[ ] Transition Report on Form 10-Q
[ ] Transition Report on Form N-SAR
For the Transition Period Ended:

     Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

     If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates: N/A

                              PART I
                       REGISTRANT INFORMATION

                              DPL INC.
                              --------
                        Full name of registrant

                                N/A
                                ---
                       Former name if applicable

                           1065 Woodman Drive
                           ------------------
       Address of principal executive office (Street and number)

                           Dayton, Ohio 45432
                           ------------------
                        City, state and zip code

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

[X]       (b) The subject annual report, semi-annual report,
              transition report on Form 10-K, Form 20-F, Form 11-K, Form N-SAR, or Form N-CSR, or [X] portion thereof, will be filed on or before the fifteenth calendar day following the prescribed due date; or the subject quarterly report or transition report on Form 10-Q, or portion thereof, will be filed on or before the fifth calendar day following the prescribed due date; and

          (c) The accountant's statement or other exhibit reqiored by Rule 12b-25(c) has been attached if applicable.

                            PART III
                            NARRATIVE

     State below in reasonable detail the reasons why Forms
10-K, 20-F, 11-K, 10-Q, N-SAR, N-CSR, or the transition report or portion thereof, could not be filed within the prescribed time period.

     The Registrant is unable to file the subject report in a timely manner because the Registrant was not able to timely complete its financial statements without unreasonable effort or expense. The Registrant is working diligently with its current and former independent auditors to determine whether generally accepted accounting principles would require adjustments for certain matters and, if so, the periods in which such adjustments would be made. The Registrant expects to complete its review with the auditors in the near future, and the Registrant will file its Form 10-Q for the quarter ended June 30, 2004 shortly thereafter.


                             PART IV
                        OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Miggie E. Cramblit  (937) 259-7176
--------------------------------------------
(Name)          (Area Code)(Telephone Number)


(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

                                            [ ] Yes     [X] No
       Form 10-K for fiscal year ended December 31, 2004 and Form 10-Q for the first quarter ended March 31, 2004

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                            [ ] Yes     [X] No

     If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.



                                DPL INC.
                                --------
               (Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  August 9, 2004     By: /s/ Miggie E. Cramblit
                             --------------------------------
                             Name: Miggie E. Cramblit