Form 10-K
period 2003-12-31
DPL INC
filed 2004-11-05
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549
 FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐   TRANSITION REPORT PURSUANT TO SECTION` 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number  1-9052

DPL INC.
(Exact name of registrant as specified in its charter)

OHIO	31-1163136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 Woodman Drive, Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Outstanding at October 31, 2004	Name of each exchange on which registered

Common Stock, $0.01 par value and	126,501,404	New York Stock Exchange
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

YES ☐	NO ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

YES ☒	NO ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2003, was approximately $2,016,432,380 based on a closing price of $15.94 on such date.

As of October 31, 2004, 126,501,404 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

DPL INC.

Index to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2003

Available Information
DPL Inc. (DPL or the Company) files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document the Company files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, DC  20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  The Company’s SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

The Company’s public internet site is http://www.dplinc.com.  The Company makes available through its internet site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company’s public internet site includes other items related to corporate governance matters, including, among other things, the Company’s governance guidelines, charters of various committees of the Board of Directors and the Company’s code of business conduct and ethics applicable to all employees, officers and directors.  You may obtain copies of these documents, free of charge, by sending a request, in writing, to DPL Investor Relations, 1065 Woodman Drive, Dayton, Ohio 45432.

PART I

Item 1 - Business

DPL INC.

DPL Inc. (DPL or the Company) is a diversified regional energy company organized in 1985 under the laws of Ohio.  The executive offices of DPL are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.  DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.

Other significant subsidiaries of DPL (all of which are wholly-owned) include DPL Energy, LLC (DPLE), which engages in the operation of peaking generating facilities and marketing of wholesale electric energy; MVE, Inc. (MVE), which provides financial support services to DPL and its subsidiaries and is primarily responsible for the management of the Company’s financial asset portfolio; Plaza Building, Inc., which owns all the capital stock of MVE; and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.

The principal businesses of the Company are conducted in two business segments.  These segments are Electric and Financial Asset Portfolio. Refer to Note 13 in the Notes to Consolidated Financial Statements for additional information.

DPL is exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates in a single state. Refer to Recent Developments, Governmental and Regulatory Inquiries for further information.

DPL and its subsidiaries employed 1,454 persons as of December 31, 2003, of which 1,194 were full-time employees and 260 were part-time employees.

RECENT DEVELOPMENTS

Audit Committee Investigation and Related Matters
On March 10, 2004, the Company’s controller, Daniel Thobe, sent a memorandum (the Thobe Memorandum) to W August Hillenbrand, the Chairman of the Audit Committee of the Board of Directors (the Audit Committee).  The Thobe Memorandum expressed Mr. Thobe’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within the Company.  The four general categories of issues identified by Mr. Thobe were: (i) “disclosure issues” concerning agreements with Valley Partners, Inc. (a company owned by Peter H. Forster, formerly DPL’s Chairman, and Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer), the reporting of executive perquisite compensation in the Company’s proxy statement, segment reporting concerning the Company’s subsidiary, MVE, and disclosure of Ms. Muhlenkamp’s compensation; (ii) “internal control issues” including a lack of information regarding certain journal entries and a lack of supporting documentation for travel-related expenses of certain senior executives; (iii) “process issues,” which include the processes relating to recent amendments to the Company’s deferred compensation plans, the classification of Mr. Forster as an independent contractor, and untimely payroll processing; and (iv) “communication issues” relating to changes to the 2003 management bonus that were not communicated to the staff and “current practices and processes” that have created an unfavorable “tone at the top” environment.

On March 15, 2004, the Audit Committee retained the law firm of Taft, Stettinius & Hollister LLP (TS&H) to represent the Committee in an independent review of each of the matters raised by the Thobe Memorandum.  TS&H subsequently retained an accounting firm as a forensic accountant to assist in this review.  On April 27, 2004, TS&H submitted a written report of its findings to the members of the Audit Committee (the Report).  A copy of the Report is filed as an exhibit to this Form 10-K.  TS&H stated in its Report that no person had indicated to it, nor had it uncovered in the course of its review, any uncorrected material inaccuracies in the Company’s books and records.  Further, TS&H reported that it had determined that some of Mr. Thobe’s concerns were based on incomplete information or were matters of judgment.  TS&H did, however, recommend further follow-up by the Audit Committee and improvements relating to disclosures, communication, access to information, internal controls and the culture of the Company in certain areas.

Senior management was given the opportunity to review and comment on the Report.  Mr. Forster, Ms. Muhlenkamp and Stephen F. Koziar, Jr., formerly DPL’s Chief Executive Officer and President, each submitted written responses disagreeing with a number of the Report’s conclusions.  They also provided additional information regarding the internal control and process issues that were raised by the Thobe Memorandum and corroborated in the Report.  In light of the responses by senior management, TS&H prepared a supplement to the Report, dated May 15, 2004 (the Supplement).  In the Supplement, TS&H addressed the information and documentation provided by senior management and incorporated the revised findings.  A copy of the Supplement is also filed as an exhibit to this Form 10-K.

The Audit Committee considered the Report and Supplement at a meeting held on May 16, 2004.  After its review and consideration, the Audit Committee recommended that the full Board of Directors accept the Report and the Supplement.  At a meeting held on May 16, 2004, the Board of Directors accepted the Report and Supplement, including the findings and recommendations set forth therein.

Pursuant to the recommendations set forth in the Report, the Company has disclosed in this Annual Report on Form 10-K the terms of certain agreements with Valley Partners, Inc., (the “Valley Partners Agreements”), which were terminated, as well as purported amendments to the Company’s deferred compensation plans that were made in December 2003 and the resulting distributions of deferred compensation that were made to senior management in 2003.  Further, the Company evaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate to begin reporting its Financial Asset Portfolio as a separate business segment because of the increased executive-level attention and emphasis on financial reporting during 2003. Prior periods have been conformed to the current year’s presentation. The Company has reviewed the termination of the Valley Partners Agreements, the purported amendments to the Company’s deferred compensation plans, and the December 2003 distributions, and has initiated legal proceedings challenging the propriety of those terminations and distributions and the validity of those amendments. Notwithstanding the uncertain validity of the purported amendments to the plans, the Company has accounted for the plans as they have been administered. (See Item 3 - Legal Proceedings.)

The Audit Committee and the Company’s senior management continue to evaluate the Report and Supplement, and are considering what additional action, if any, to take in response to the findings and recommendations therein.

Auditor’s Letter
The Company’s auditors, KPMG LLP (KPMG), have delivered a management letter to the Company regarding internal control and communication issues within the Company noted during their 2003 examination.  This letter and management’s response are described in Item 9A of this Form 10-K.

Governmental and Regulatory Inquiries
On or about June 24, 2004 the SEC commenced a formal investigation into issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L must file this plan within 120 days of the filing of its Form 10-K with the SEC.  The Company and DP&L intend to comply with this order and to cooperate with the PUCO’s continuing investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers. Under applicable rules, DPL will lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder. However, DPL may delay the requirement to become registered so long as it files a good faith application seeking an order of exemption from the SEC. DPL will remain exempt pending a decision from the SEC on that application. DPL believes it has a good faith basis for seeking an order of exemption and expects to make a filing seeking that order within the 30 day period. DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company that it has initiated an inquiry involving subject matters covered by the Company’s internal investigation.  The Company is cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

Private Placement of Notes
On March 25, 2004, the Company completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes are not redeemable prior to maturity except that the Company has the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The proceeds from these notes were used to provide partial funding for the retirement of $500 million of the 6.82% Senior Notes due 2004.  The 6.82% Senior Notes were redeemed on April 6, 2004.

Director and Management Changes
Effective May 16, 2004, the Board of Directors unanimously elected current directors Robert D. Biggs as Executive Chairman and W August Hillenbrand as Vice-Chairman.  The Board of Directors also appointed DPLE President, James V. Mahoney, as President and Chief Executive Officer of the Company and DP&L and current Treasurer, Pamela Holdren, as interim Chief Financial Officer of the Company and DP&L.

The elections and appointments follow the retirement of Stephen F. Koziar, Jr., director, President and Chief Executive Officer of the Company and DP&L, and director and Secretary/Treasurer of MVE and the resignations of Peter H. Forster, Chairman of the Board, director and consultant to the Company and DP&L, and Chairman of the Board and director of MVE; and Caroline E. Muhlenkamp, director and President of MVE and Group Vice President and interim Chief Financial Officer of the Company and DP&L.  In connection with Mr. Koziar’s retirement and Mr. Forster and Ms. Muhlenkamp’s resignations, each of the Company, Mr. Koziar, Mr. Forster and Ms. Muhlenkamp reserved all rights under applicable law and under any existing agreements.

On July 8, 2004, Mr. Forster and Ms. Muhlenkamp filed a complaint in the Circuit Court of the Fourth Judicial Circuit, Duval County, Florida, alleging claims against the Company, DP&L and MVE for breach of contract, conversion, promissory estoppel and declaratory judgment relating to their consulting contract and employment agreement, respectively.  The defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division, on August 9, 2004.  Defendants have moved to dismiss the case for lack of jurisdiction or, in the alternative, to transfer the case to the U.S. District Court for the Southern District of Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp responded to defendant’s motions. (See Item 3 - Legal Proceedings, and Legal Matters under Note 16 of the Notes to Consolidated Financial Statements).

On July 21, 2004, the Company and DP&L entered into an employment agreement with Robert D. Biggs, who became Executive Chairman of the Board effective May 16, 2004.  Mr. Biggs retired as a Managing Partner of PricewaterhouseCoopers LLP (PwC) in 1999 and received retirement benefits from PwC which, if continued, could have affected whether PwC qualifies as an independent auditing firm for the Company.  PwC was DP&L’s and the Company’s independent auditor until March 2003 and was required to give its consent to the filing of this Form 10-K.  In order for PwC to be independent, Mr. Biggs has agreed to accept his retirement benefit from PwC in the form of an annuity which provides an annual retirement benefit that is $71,000 less than the amount he previously received from PwC directly. To compensate Mr. Biggs for the resulting reduction in his PwC retirement benefits, the Company and DP&L purchased an annuity that will pay Mr. Biggs $71,000 per year for life in addition to the compensation described in Item 11 – Executive Compensation.  The Company and DP&L will also provide Mr. Biggs with gross-up payments for any income taxes incurred by him in connection with the annuity such that Mr. Biggs is in the same after-tax position as if no income taxes had been imposed.  On October 5, 2004, the Company, DP&L and Mr. Biggs signed a letter agreement modifying his employment agreement to clarify that the effective date for the grant of stock options to Mr. Biggs pursuant to his employment agreement was October 5, 2004 and not May 16, 2004. Upon Mr. Biggs’ death, Mr. Biggs’ spouse will receive an annual amount equal to 30% of the total annuity payable to Mr. Biggs for life. This arrangement will continue to be binding even if Mr. Biggs no longer serves as Executive Chairman.

On September 17, 2004, the Company appointed Gary Stephenson as Vice President, Commercial Operations.

On September 28, 2004, the Company and DP&L appointed Glenn E. Harder, General Lester L. Lyles, Dr. Ned J. Sifferlen and James V. Mahoney to the Board of Directors to fill vacancies created by resignations and retirement.

Restatement
On October 28, 2004, DPL’s Audit Committee determined that the Company’s previously issued financial statements for the fiscal years ended December 31, 2000, 2002, and 2003 and for the quarters ended March 31, 2002 through September 30, 2003 should be restated. The Audit Committee has discussed the issues surrounding the restatement for the periods ending on or before December 31, 2002 with the Company’s independent accountants, PricewaterhouseCoopers LLP (PwC) and for periods ending after December 31, 2002 with the Company’s independent accountants, KPMG LLP (KPMG). Both PwC and KPMG have informed the Audit Committee that they concur with the restatement decision.

As a result of the Audit Committee’s response to the Report and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, and for the quarters ended March 31, 2002 through September 30, 2003.  The restatement also affected the average number of basic and diluted common shares outstanding by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  This restatement increased net income by $3.8 million, or $0.03 per common share, to $91.1 million for 2002 and reduced net income by $1.1 million, or $0.04 per common share, to $196.8 million for 2001.  The beginning balance in Earnings Reinvested in the Business for 2001 was reduced by $13.8 million to $800.3 million.  The impact to the previously reported unaudited results of the first three quarters of 2003 increased net income by $3.1 million to $164.0 million . The Company also adjusted its unaudited consolidated financial statement information for the fiscal year ended December 31, 2003 that was previously contained in the March 16, 2004 and February 10, 2004 Current Reports on Form 8-K, reducing net income by $4.4 million, or $0.04 per common share, to $148.5 million. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements.

For information concerning the restatements made, see Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 of the Notes to Consolidated Financial Statements included in Item 8.

COMPETITION AND REGULATION

DP&L has historically operated in a rate-regulated environment providing electric generation and energy delivery, consisting of transmission and distribution services, as a single product to its retail customers.  Prior to the legislation discussed below, DP&L did not have competitors in its service territory.

In October 1999, legislation became effective in Ohio that gave electric utility customers a choice of energy providers beginning on January 1, 2001.  Under this legislation, electric generation, power marketing, and power brokerage services supplied to retail customers in Ohio are deemed to be competitive and are not subject to supervision and regulation by the PUCO.

As required by this legislation, DP&L filed its transition plan (Electric Transition Plan) with the PUCO on December 20, 1999.  DP&L received the PUCO approval of its plan on September 21, 2000.

The Electric Transition Plan provided for a three-year transition period, which began on January 1, 2001 and ended on December 31, 2003.  The plan also provided for a 5% residential rate reduction on the generation component of the rates, which reduced annual revenue by approximately $14 million; rate certainty for the three-year period for customers that continued to purchase power from DP&L; guaranteed rates for a six-year period for transmission and delivery services; and recovery by DP&L of transition costs of approximately $600 million.

On October 28, 2002, DP&L filed with the PUCO a request for an extension of its market development period from December 31, 2003 to December 31, 2005 that, if granted, would continue DP&L’s current rate structure and provide its retail customers with rate stability.  On May 28, 2003, DP&L filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers’ Counsel (the OCC), Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area).  On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with modifications (the Stipulation). The Stipulation provides the following:  DP&L’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L’s retail generation rates in effect on January 1, 2004 will serve as market-based rates.  The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation rates to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.  Further, the PUCO may approve an increase to the residential generation discount commencing January 1, 2006.  The PUCO denied applications for rehearing on October 22, 2003.  The PUCO’s decision was appealed to the Ohio Supreme Court on December 19, 2003.  That appeal was argued before the Ohio Supreme Court on October 12, 2004 and the decision is pending.

On February 20, 2003, the PUCO issued an Entry requesting comments from interested stakeholders on the proposed rules for the conduct of a competitive bidding process that will take place at the end of the market development period.  DP&L submitted comments and reply comments on March 7 and March 21, 2003, respectively. The PUCO issued final rules on December 23, 2003.  Under DP&L’s Stipulation discussed above, these rules will not affect DP&L until January 1, 2009.

On March 20, 2003, the PUCO issued an Entry initiating a PUCO investigation regarding the desirability, feasibility, and timing of declaring that retail ancillary metering, billing and/or collection services are competitive retail electric services that consumers may obtain from any supplier.  The initiation of this investigation was based on a requirement in the 1999 Ohio deregulation legislation.  The PUCO asked interested stakeholders to file comments by June 6, 2003 and reply comments by July 7, 2003.  DP&L filed comments and will actively participate in this case and evaluate the potential outcome of this proceeding.

As of December 31, 2003, two unaffiliated marketers were registered as competitive retail electric service (CRES) providers in DP&L’s service territory; to date, there has been no significant activity.  DPL Energy Resources, Inc., an affiliated company, is also a registered CRES provider.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.  There has been a complaint filed at the PUCO concerning the pricing of DP&L’s billing services.  Additionally, a complaint has been filed at the PUCO alleging that DP&L has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of DP&L’s billing services that DP&L will charge CRES providers. Additionally on October 19, 2004 DP&L entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint. This settlement provides that DP&L will modify the manner in which customer partial payments are applied to billing charges and DP&L will no longer offer to purchase the receivables of CRES providers who operate in DP&L’s certified territory. Both settlements are subject to PUCO approval.

Like other utilities and energy marketers, DP&L and DPLE may sell or purchase electric generating capacity on the wholesale market.  DP&L and DPLE compete with other generators, privately and municipally owned electric utilities and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.  In addition, from time to time, DP&L may purchase power from other suppliers.  These purchases may be affected by privately and municipally owned electric utilities and rural electric cooperatives, and other alternate fuel suppliers on the basis of price and service.

DP&L provides transmission and wholesale electric service to twelve municipal customers in its service territory, which distribute electricity within their incorporated limits.  DP&L also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements.  Sales to these municipalities represented 1% of total electricity sales in 2003.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join a Regional Transmission Organization (RTO) by October 15, 2000 or file a description of efforts taken to participate in an RTO, reasons for not participating in an RTO, any obstacles to participation in an RTO and any plans for further work toward participation.  DP&L filed with the FERC to join the Alliance RTO.  On December 19, 2001, the FERC issued an order rejecting the Alliance RTO as a stand-alone RTO.  The FERC has recognized in various orders that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.  DP&L invested approximately $8 million in its efforts to join the Alliance RTO.  On May 28, 2002, DP&L filed a notice with the FERC stating its intention to join the Pennsylvania Jersey Maryland Interconnection L.L.C. (PJM), an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia.  On July 31, 2002, the FERC granted DP&L conditional approval to join PJM.  In June 2003, DP&L turned over five transmission functions for PJM to operate including OASIS management, ATC calculations, scheduling, market monitoring and security coordination.  As of December 31, 2003, DPL had invested a total of approximately $15.0 million in its efforts to join an RTO.  On July 30, 2004, DP&L made a filing with the FERC to withdraw its transmission tariff and to become fully integrated into PJM’s tariff effective October 1, 2004.  The Company was fully integrated into PJM on October 1, 2004.

Effective October 1, 2004, PJM began to access a FERC - approved administrative fee on every megawatt consumed by DP&L customers. On October 26, 2004, DP&L filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as DP&L has obtained the authority to adjust its rates (i.e., after January 1, 2006) pursuant to DP&L’s approved Stipulation and Recommendation. The application is pending.

The FERC’s July 31, 2002 Order also addressed the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  On March 31, 2003, an Initial Decision was issued finding that the PJM/MISO’s rates had not been shown to be unjust and unreasonable.  On July 23, 2003, the FERC issued an Order rejecting in part the Initial Decision and found that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  On August 15, 2003, DP&L filed a submission with the FERC stating that there is no basis for the elimination of DP&L’s through and out rates prior to the date that it joined an RTO.  The FERC issued an order directing that through and out rates of all former Alliance, MISO and PJM RTO companies be eliminated.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allows DP&L to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlines the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On September 27, 2004, the FERC instituted a proceeding under Federal Power Act Section 206 to implement a new long-term transmission pricing structure intended to eliminate seams in the PJM and MISO regions.  The ultimate disposition of this case may affect the recovery of transmission revenues by DP&L. On October 1, 2004, DP&L, along with approximately sixty (60) other parties filed a long-term pricing plan at FERC. If approved, the plan will provide for continuation of DP&L’s existing transmission rate until 2008 and transitional payments of approximately $3 million.

In a November 1, 2001 Order as modified on April 14, 2004, FERC required entities with market-based rate authority to submit their triennial market-based reviews using new criteria.  In DP&L’s case, this submission would have been due August 11, 2004.  On July 30, 2004, DP&L requested a new compliance date sixty days after integration into PJM to enable DP&L to provide an analysis that reflects the market as it will exist in PJM.  On October 14, 2004, FERC denied that request and on October 15, 2004, DP&L filed its triennial market-based review with FERC.

On March 10, 2003, American Municipal Power of Ohio, Inc., on behalf of DP&L’s municipal customers (Municipals), filed a complaint at the FERC alleging the Municipals will be faced with higher rates under their 1994 Power Services Agreement with DP&L once the Company is fully integrated into an RTO as discussed above.  A settlement was filed with the FERC on October 14, 2003.  The settlement provides that the power services agreements will continue to be effective.  It also describes how transmission services will be provided as DP&L joins PJM and preserves the transmission rates and most ancillary services.  The FERC approved the settlement on December 23, 2003.

On July 31, 2002, the FERC issued a Standard Market Design Notice of Proposed Rulemaking (SMD NOPR).  The SMD NOPR established a proposed set of rules to standardize wholesale electric market design to create wholesale competition and efficient transmission systems.  The effect of this proposed rulemaking on DP&L cannot be determined at this time.

On March 21, 2002, the PUCO staff proposed modifications to the Minimum Electric Service and Safety Standards, which establish performance standards for various service related functions of investor-owned electric utilities.  The proposed modifications affect billing, collections, allocation of customer payments, meter reading, and distribution circuit performance.  The PUCO issued final rules on September 26, 2002 and DP&L filed an application for rehearing on October 26, 2002.  The PUCO issued an Entry on Rehearing on March 18, 2003.  These rules were filed with the Joint Committee on Agency Rule Review on July 30, 2003 and were effective January 1, 2004. The effect of these rules is not material to the Company.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.

On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L must file this plan within 120 days of the filing of its Form 10-K with the SEC.  The Company and DP&L intend to comply with this order and to cooperate with the PUCO’s continuing investigation.

DP&L has requested approval from the PUCO to extend the filing of its Annual 2003 Report until after the filing of its 2003 Form 10-K.  DP&L has also requested approval from the FERC to extend the filing of its FERC Form 1 and FERC Form 3-Qs until after the filing of its 2003 Form 10-K.  All of these requests are pending.

On June 7, 2004, DPLE filed an Application for Determination of Status as an Exempt Wholesale Generator with FERC that was approved by FERC on July 30, 2004.

On August 2, 2004 in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company plans to transfer $27.6 million from its operating cash to its subsidiary MVIC in satisfaction of this requirement during the fourth quarter of 2004.  These funds will not be available for general operating purposes.

CONSTRUCTION ADDITIONS

Construction additions were $102 million, $166 million and $339 million in 2003, 2002 and 2001, respectively, and are expected to approximate $100 million in 2004.  Planned construction additions for 2004 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to make significant progress on DPL’s Nitrogen Oxide (NOx) compliance program, to make power plant improvements, and to complete construction on approximately 1,200 megawatts (MW) of combustion turbines.  In July 2002, the final phase of the combustion turbine program came on line, adding approximately 480 MW at an investment of $179 million.  DPL has not contracted for further capacity additions at this time.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors. Over the next four years, DPL is projecting to spend $800 million in capital projects, approximately half of which is to meet changing environmental standards. DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DPL expects to finance its construction additions over the next few years with internally-generated funds.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions.  The potential effect of these events on DPL’s operations cannot be estimated at this time.

ELECTRIC OPERATIONS AND FUEL SUPPLY

DPL’s present summer generating capacity is approximately 4,400 MW.  Of this capacity, approximately 2,800 MW or 64% is derived from coal-fired steam generating stations and the balance of approximately 1,600 MW or 36% consists of combustion turbine and natural gas-powered peaking units.  Combustion turbine output is dependent on ambient conditions and is higher in the winter than in the summer.  DP&L’s all-time net peak load was 3,130 MW, occurring in 1999.

Approximately 87% of the existing steam generating capacity is provided by certain units owned as tenants in common with The Cincinnati Gas & Electric Company (CG&E) and Columbus Southern Power Company (CSP).  As tenants in common, each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.  DP&L’s remaining steam generating capacity (approximately 365 MW) is derived from a generating station owned solely by DP&L.  Additionally, DP&L, CG&E and CSP own as tenants in common, 884 circuit miles of 345,000-volt transmission lines.  DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2003, DPL generated 99% of its electric output from coal-fired units and 1% from oil or natural gas-fired units, which were used to meet peak demands.

The following table sets forth DP&L’s and DPLE’s generating stations and where indicated, those stations which DP&L owns as tenants in common.

				Approximate Summer MW Rating

Station	Ownership*	Operating Company	Location	DPL Portion	Total

Coal Units
Hutchings	W	DP&L	Miamisburg, OH	365	365
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	820	2,340
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300
Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	23	23
Yankee Street	W	DP&L	Centerville, OH	107	107
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1-3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10
Greenville Units 1-4	W	DPLE	Greenville, OH	200	200
Darby Station Units 1-6	W	DPLE	Darby, OH	480	480
Montpelier Units 1-4	W	DPLE	Montpelier, IN	200	200
Tait Units 4-7	W	DPLE	Moraine, OH	320	320

*W = Wholly-Owned
C = Commonly-Owned

DP&L has contracted all of its projected coal requirements for 2004 with any incremental purchases made in the spot market.  The prices to be paid by DP&L under its long-term coal contracts are subject to adjustment in accordance with various indices.  Each contract has features that will limit price escalations in any given year.  As a result of the rising coal market, DP&L expects its 2004 coal costs to exceed its 2003 coal costs by approximately 15%.

The average cost of fuel used per kilowatt-hour (kWh) generated was 1.33¢ in 2003, 1.34¢ in 2002 and 1.37¢ in 2001.  With the onset of competition in January 2001, the Electric Fuel Component was frozen under DP&L’s Electric Transition Plan and is reflected in the Standard Offer Generation rate to its customers.  See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

SEASONALITY

The power generation and delivery business is seasonal and weather patterns can have a material impact on operating performance.  In the region served by DPL’s subsidiaries, demand for electricity is generally greater in the summer months associated with cooling and greater in the winter months associated with heating as compared to other times of the year.  Historically, the power generation and delivery operations of DPL’s subsidiaries have generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.

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

RATE REGULATION AND GOVERNMENT LEGISLATION

DP&L’s sales to retail customers are subject to rate regulation by the PUCO.  DP&L’s wholesale electric rates to municipal corporations and other distributors of electric energy are subject to regulation by the FERC under the Federal Power Act.

Ohio law establishes the process for determining rates charged by public utilities.  Regulation of rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters.  Ohio law also established the OCC, which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL.  The legislation extends the PUCO’s supervisory powers to a holding company system’s general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.  Based on existing PUCO authorization, regulatory assets and liabilities are recorded on the Consolidated Balance Sheet (see Note 4 of Notes to Consolidated Financial Statements).

Under legislation passed in 1999, the percentage of income payment plan (PIPP) for eligible low-income households was converted to a Universal Service Fund in 2001.  The universal service program is administered by the Ohio Department of Development and provides for full recovery of arrearages for qualifying low-income customers.

The PUCO is composed of the following commissioners appointed to staggered five-year terms:

Name	Beginning of Term	End of Term

Chairman Alan R. Schriber	April 2004	April 2009
Donald L. Mason	April 2003	April 2008
Judith A. Jones	April 2002	April 2007
Clarence D. Rogers	February 2001	April 2006
Rhonda H. Fergus	April 2000	April 2005

See COMPETITION AND REGULATION for more detail regarding the effect of legislation.

ENVIRONMENTAL CONSIDERATIONS

The operations of DPL and DP&L, including DP&L’s commonly-owned facilities, are subject to a wide range of federal, state, and local environmental regulations and law as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and operation of new and existing electric generating facilities and most electric transmission lines.  As such, existing environmental regulations may be periodically revised.  In addition to revised rules, new legislation could be enacted that may affect the Company’s estimated construction expenditures.  See CONSTRUCTION ADDITIONS.  In the normal course of business, DP&L has ongoing programs and activities underway at these facilities to comply, or to determine compliance, with such existing, new and/or proposed regulations and legislation.

DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to state and federal laws.  DP&L records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

Air and Water Quality
In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of December 31, 2003, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on DP&L has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  DP&L intends to vigorously challenge the NOV given the final routine maintenance repair and replacement rules discussed below.

On September 21, 2004 the Sierra Club filed a lawsuit against  the Company and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  The Company intends to vigorously defend this matter.

On July 27, 2004, various residents of the Village of Moscow, Ohio notified CG&E, as the operator of Zimmer (co-owned by CG&E, DP&L and CSP), of their intent to sue for alleged violations of the CAA and air pollution nuisances.  DP&L believes the allegations are meritless and believes CG&E on behalf of all co-owners will vigorously defend the matter.

On October 27, 2003, the USEPA published its final rules regarding the equipment replacement provision of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the U.S. Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules.  As a result of this ruling, it is expected that the Ohio Environmental Protection Agency (Ohio EPA) will delay its previously announced intent to adopt the RMRR rule.  At this time DP&L is unable to determine the timing of this adoption.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (SIPs) under the CAA.  On July 18, 2002, the Ohio EPA adopted rules that constitute Ohio’s NOx SIP, which is substantially similar to the federal CAA Section 126 rulemaking and federal NOx SIP.  On August 5, 2003, USEPA published its conditional approval of Ohio’s NOx SIP, with an effective date of September 4, 2003.  Ohio’s SIP requires NOx reductions at coal-fired generating units effective May 31, 2004.  In order to meet these NOx requirements, DP&L’s capital expenditures for the installation of selective catalytic reduction (SCR) equipment are estimated to total approximately $175 million, of which $163 million has been invested through December 31, 2003.  On May 31, 2004, DP&L began operation of its SCRs.  DP&L’s NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the Ohio SIP NOx reduction requirements.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide and nitrogen oxide emissions from electric utilities.  The proposed IAQR focuses on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  Until final rules are published, DP&L cannot determine the effect of the proposed rules on DP&L’s operations.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  DP&L is reviewing the various proposed options and the impact of each option.  Until final rules are published, DP&L cannot determine the effect of the proposed rules on DP&L’s operations.

Under the proposed cap and trade options for SO2 and NOx, as well as mercury, DP&L estimates it will spend more than $424 million from 2004 through 2009 to install the necessary pollution controls.  Plant specific mercury controls may result in higher costs.  Due to the uncertainties associated with the proposed requirements, DP&L cannot project the final costs at this time.

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone nonattainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone nonattainment designations.  DP&L owns and/or operates a number of facilities in counties designated as nonattainment with the ozone national ambient air quality standard.  DP&L does not know at this time what future regulations may be imposed on its facilities and will closely monitor the regulatory process.  Following the final designation of the nonattainment areas, the Ohio EPA will have three years to develop regulations to attain and maintain compliance with the eight-hour ozone national ambient air quality standard.  The IAQR/CAIR addresses harmonization with these issues.  It is expected that the Ohio EPA will revise its SIP consistent with the IAQR/CAIR when these rules are finalized.

On February 13, 2004, Ohio EPA submitted to USEPA its recommended Particulate Matter 2.5 (PM 2.5) designations.  This recommendation included counties in which DP&L operates and/or owns generating facilities.  USEPA notified Ohio EPA on June 29, 2004 that it intended to include additional counties as nonattainment for PM 2.5, primarily those adjacent counties with power plants.  Ohio EPA commented to USEPA on August 31, 2004, opposing the expansion of the nonattainment boundaries.  USEPA intends to finalize the nonattainment designations by early 2005.  Following the final designation of the nonattainment areas, the Ohio EPA will have three years to develop regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard.  DP&L cannot determine the effect such regulations will have on its operations.

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures.  Final rules were published in the Federal Register on July 9, 2004.  DP&L anticipates that future studies may be needed at certain generating facilities.  DP&L cannot predict the impact such studies may have on future operations.

On March 5, 2004, the USEPA issued final national emissions standards for hazardous air pollutants for stationary combustion turbines.  The effect of the final standards on DPL’s operations is not expected to be material.  On July 1, 2004, USEPA finalized, but has not yet published, rules that remove four subcategories of new combustion turbines from regulation under the hazardous air pollutant regulations.

On April 14, 2003, the USEPA issued proposed final rules for standards of performance for stationary gas turbines.  On May 23, 2003, the USEPA withdrew the direct final rules.  The final rules were reissued on July 8, 2004.

On May 5, 2004, the USEPA issued its proposed regional haze rule, which addresses how states should determine best available retrofit technology (BART) for sources covered under the regional haze rule.  The proposal gives states three options for determining which sources should be subject to BART and provides guidelines for states on conducting the technical analysis of possible controls as BART.  The proposal is being issued to respond to the D.C. Circuit’s remand of the regional haze rule in American Corn Growers Association v. USEPA, 291 F.3d 1 (D.C. Cir. 2002), in which the court told the USEPA that the BART determination has to include analysis of the degree of visibility improvement resulting from the use of control technology at each source subject to BART and that the USEPA could not mandate that states follow a collective contribution approach to determine whether sources in the state could reasonably be anticipated to contribute to visibility impairment in a Class I area.  DP&L is reviewing the proposed rule to determine the impact on any of its facilities.  The USEPA, in its June 10, 2004 supplemental CAIR, has proposed that BART-eligible electric generating units (EGUs) may be exempted from BART if the state complies with the CAIR requirements through the adoption of the CAIR Cap-and-trade program for SO2 and NOx emissions.  If Ohio adopts such a program, BART will not require any additional reductions.

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System (NPDES) permit for J.M. Stuart Station that continues the station’s 316(a) variance.  During the three-year term of the draft permit, DP&L will conduct a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.

Land Use
DP&L and numerous other parties have been notified by the USEPA or the Ohio EPA that they are Potentially Responsible Parties (PRPs) for clean-up at three superfund sites in Ohio:  the North Sanitary (a.k.a. Valleycrest) Landfill in Dayton, Ohio; the Tremont City Landfill in Springfield, Ohio; and the South Dayton Dump landfill site in Dayton, Ohio.

DP&L and numerous other parties received notification from the Ohio EPA on July 27, 1994 that it considers them PRPs for clean-up of hazardous substances at the North Sanitary Landfill site.  DP&L has not joined the PRP group formed for the site because the available information does not demonstrate that DP&L contributed hazardous substances to the site.  In addition, at this time the Ohio EPA has not provided an estimated cost of clean-up for this site.  In October 2000, the PRP group brought an action against DP&L and numerous other parties alleging that they are PRPs that should be liable for a portion of clean-up costs at the site.  While DP&L does not believe it disposed of any hazardous substances at this site, on August 6, 2003, DP&L entered into a settlement agreement with the PRPs for its alleged liability for the amount of $45 thousand which is now final and has been approved by the United States District Court, Western Division of the Ohio Southern District.

DP&L and numerous other parties received notification from the USEPA in January 2002 that it considers them PRPs for the Tremont City Landfill site.  The information available to DP&L does not demonstrate that DP&L contributed any hazardous substances to the site.  DP&L plans to vigorously challenge this action.

In September 2002, DP&L and other parties received a special notice that the USEPA considers them to be PRPs for the clean-up of hazardous substances at the South Dayton Dump landfill site.  The information available to DP&L does not demonstrate that DP&L contributed hazardous substances to the site. The USEPA seeks recovery of past costs and funding for a Remedial Investigation and Feasibility Study.  The USEPA has not provided an estimated clean-up cost for this site.  Should the USEPA pursue such action, DP&L will vigorously challenge it.

DPL INC.
OPERATING STATISTICS
ELECTRIC OPERATIONS

	Years Ended December 31,

	2003	2002	2001

Electric Sales (millions of kWh)
Residential	5,071	5,302	4,909
Commercial	3,699	3,710	3,618
Industrial	4,330	4,472	4,568
Other retail	1,409	1,405	1,369

Total retail	14,509	14,889	14,464
Wholesale	4,836	4,358	3,591

Total	19,345	19,247	18,055

Operating Revenues ($ in thousands)
Residential	$442,239	$463,197	$429,932
Commercial	264,067	264,604	257,663
Industrial	221,961	227,960	229,211
Other retail	93,478	93,316	91,011

Total retail	1,021,745	1,049,077	1,007,817
Wholesale	159,250	124,468	178,352

Total	$1,180,995	$1,173,545	$1,186,169

Electric Customers at End of Period
Residential	450,958	449,153	447,066
Commercial	47,253	47,400	46,815
Industrial	1,863	1,905	1,908
Other	6,322	6,304	6,318

Total	506,396	504,762	502,107

Item 2 - Properties

Electric

Information relating to DPL’s properties is contained in Item 1 – CONSTRUCTION ADDITIONS, and ELECTRIC OPERATIONS AND FUEL SUPPLY, and Item 8 – Notes 12 and 13 of Notes to Consolidated Financial Statements.

Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L’s First Mortgage Bonds.

Item 3 - Legal Proceedings

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting procedures in the United States (GAAP), are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2003, cannot be reasonably determined.

On July 15, 2002, a class action and derivative complaint (the Buckeye Action) for damages was filed by The Buckeye Electric Company Retirement Plan (the Plan) on behalf of itself and other DPL shareholders, and derivatively on behalf of DPL, in the Court of Common Pleas for Montgomery County, Ohio.  The defendants included DPL, selected executive officers of DPL, an officer of a DPL subsidiary, the Board of Directors of DPL and PricewaterhouseCoopers LLP (PwC), DPL’s independent accountants at that time.  Defendants removed the Buckeye Action to the U. S. District Court for the Southern District of Ohio.  The Second Amended Complaint alleged violations of federal securities laws, breach of fiduciary duty, breach of the duty of care, corporate waste, breach of the duty of loyalty and self-dealing, fraud, negligence and misrepresentations by defendants in connection with the establishment and management of DPL’s portfolio of financial assets, which the Plan alleged were inappropriate investments not adequately disclosed to shareholders.  The Second Amended Complaint also alleged claims related to PwC and its accounting and auditing of DPL’s financial asset portfolio.  The Plan and other class members sought compensatory and punitive damages of not less than $1.1 billion, compensatory damages of $200 million on behalf of DPL, and unspecified punitive damages, attorney’s fees and costs.  Additional similar complaints were subsequently filed in the U.S. District Court for the Southern District of Ohio.  Additional similar complaints were also filed in both the Montgomery County and Hamilton County, Ohio Courts of Common Pleas.  The cases filed in the Montgomery County Court of Common Pleas were consolidated with those filed in the Court of Common Pleas, Hamilton County.

On November 6, 2003, the Company and certain of its present and former officers and directors reached an agreement in principle with plaintiffs to settle the DPL Inc. Securities Litigation, and the shareholder class and derivative actions filed against them in Federal and Ohio state courts (the Global Settlement).  The Company agreed to pay $70.0 million and certain of the Company’s liability insurers (the Insurers) agreed to pay $65.5 million to settle the DPL Inc. Securities Litigation and the state shareholder class actions.  The Insurers agreed to pay $4.5 million to settle the derivative actions.  In addition, PwC agreed to pay $5.5 million to settle all claims against it on a global basis.  The Global Settlement was subject to approval by the Courts in which the actions were pending after notice to shareholders and class members and fairness hearings before the courts. On December 22, 2003, the Global Settlement was approved in total by the Court of Common Pleas, Hamilton County, Ohio.  The U.S. District Court for the Southern District of Ohio approved the Global Settlement except for the petition for plaintiffs’ attorneys’ fees.  As a result of the settlement, an after-tax charge of approximately $0.39 per share was recorded in the fourth quarter of 2003.  On March 8, 2004, the U.S. District Court for the Southern District of Ohio approved in part the plaintiffs’ petition for plaintiffs’ attorneys’ fees. On May 24, 2004, in accordance with the terms of the Global Settlement, the amounts owed by the Company and the amounts owed by the Company’s liability insurers pursuant to Global Settlement were paid for ultimate distribution to the class.  On August 13, 2004, as to state court and August 16, 2004, as to federal court, plaintiffs filed a motion seeking court approval of the distribution of the Global Settlement funds.

On June 7, 2004, the plaintiffs in the action in the Court of Common Pleas of Hamilton County, Ohio, filed a motion for an Order of Contempt, Disgorgement and Recission against defendants Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar, Jr.  In their motion, plaintiffs claim that defendants Forster, Muhlenkamp and Koziar breached the Global Settlement and caused DPL and its board of directors to breach the Global Settlement, by causing the Company to distribute to defendants Forster, Muhlenkamp and Koziar approximately $33 million in deferred compensation in December 2003, to pay them unwarranted bonuses, and to reinstate certain stock incentive and benefit plans without proper board approval.  Plaintiffs sought, among other things, disgorgement of monies received by defendants Forster, Muhlenkamp and Koziar and recission of the reinstatement of the stock incentive and benefits plans.  On June 28, 2004, the Company filed a Motion to Strike the plaintiffs’ motion alleging, among other things, that the motion was procedurally defective.

Further, on July 22, 2004, the Company filed a Motion for Preliminary Injunction in the U.S. District Court to enjoin the Motion for an Order of Contempt, Disgorgement and Recission.  On August 2, 2004, plaintiffs filed their opposition to defendants’ Motion to Strike and filed their opposition to the Motion for a Preliminary Injunction on August 13, 2004.  On or about October 4, 2004 the U.S. District Court ruled the distribution of the federal class settlement fund to approved claimants would proceed immediately and that plaintiffs would withdraw their Motion for Contempt in state court.  This withdrawal was completed on October 4, 2004 and the state court ordered the distribution of the state class settlement fund to approved claimants.

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DP&L and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DP&L and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DP&L and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp opposed these motions.  The court has not yet ruled on the defendants’ motions.

On August 24, 2004, the Company, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the Company’s deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DPL and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.  At this time, defendants Forster, Koziar and Muhlenkamp have not yet responded to the Complaint.  The Company continues to evaluate all of these matters and is considering other claims against Mr. Forster, Mr. Koziar and/or Ms. Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company as its legal counsel.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L must file this plan within 120 days of the filing of its Form 10-K with the SEC.  The Company and DP&L intend to comply with this order and to cooperate with the PUCO’s continuing investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry. On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers. Under applicable rules, DPL will lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder. However, DPL may delay the requirement to become registered so long as it files a good faith application seeking an order of exemption from the Securities and Exchange Commission. DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application. DPL believes it has a good faith basis for seeking an order of exemption and expects to make a filing seeking that order within the 30 day period. DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company that it has initiated an inquiry involving the subject matters covered by the Company’s internal investigation.  The Company is cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

On December 12, 2003, the Office of Federal Contract Compliance Programs (OFCCP) notified DP&L by letter alleging it had discriminated in the hiring of meter readers during 2000-2001 by utilizing credit checks to determine if applicants had paid their electric bills.  On February 12, 2004, DP&L and the OFCCP entered into a Conciliation Agreement whereby DP&L agreed to distribute approximately $0.2 million in compensation to certain affected applicants.  DP&L has completed these payments to the affected applicants.

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station. The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million. On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest. On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter has been remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004 and the decision is pending.

Additional information relating to legal proceedings involving DPL is contained in Item 1 – COMPETITION AND REGULATION,  ENVIRONMENTAL CONSIDERATIONS, and Item 8 – Note 16 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the fourth quarter.

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2003, there were 30,366 holders of record of DPL common equity, excluding individual participants in security position listings. The following table presents the high and low per share sales prices for DPL common stock as reported by the New York Stock Exchange for each quarter of 2003 and 2002.

	2003		2002

	High	Low	High	Low

First Quarter	$16.75	$11.95	$25.55	$22.56
Second Quarter	$16.96	$12.68	$27.19	$25.13
Third Quarter	$17.15	$14.55	$26.25	$14.95
Fourth Quarter	$21.15	$17.40	$17.19	$13.75

As long as any Preferred Stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1.2 million.  As of year-end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.

On April 30, 2004, the Company announced that it suspended its quarterly dividend payments.  With the filing of this Form 10-K, the Company intends to resume its regular quarterly dividends, including payments normally made in June and September but delayed pending the filing of the SEC reports, as and when such dividends are declared by the Board of Directors.

Additional information concerning dividends paid on DPL common stock is set forth under Selected Quarterly Information in Item 8 – Financial Statements and Supplementary Data.

Information regarding DPL’s equity compensation plans as of December 31, 2003, is disclosed in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

On March 25, 2004, the Company completed a $175 million private placement of unsecured 8% series Senior Notes due 2009 pursuant to Rule 144A, promulgated under the Securities Act of 1933, as amended.  All purchasers were “qualified institutional investors” as defined by Rule 144A.

Item 6 - Selected Financial Data

		2003		2002	2001	2000	1999

				(as restated) (e)	(as restated) (e)	(as restated) (f)	(as restated) (f)
	For the years ended December 31,
DPL Inc.:	Earnings per share of common stock (a)		$1.24	0.76	1.62	1.81	1.35
	Dividends paid per share		$0.94	0.94	0.94	0.94	0.94
	Dividend payout ratio	%	75.8	123.7	58.0	51.9	69.6
	Income before extraordinary item and cumulative effect of accounting change (millions) (a)		$131.5	91.1	195.8	277.1	203.9
	Electric revenues (millions)		$1,181.0	1,173.5	1,186.2	1,108.0	1,056.0
	Gas revenues (millions) (b)		$—	—	—	183.8	215.0
	Investment income (loss) (millions)		$75.8	(102.4)	26.7	86.6	49.2
	Total construction additions (millions)		$102.2	165.9	338.9	343.9	166.5
	Market value per share at December 31		$20.88	15.34	24.08	33.19	17.31

DPL Inc.:	Electric sales (millions of kWh) —
	Residential		5,071	5,302	4,909	4,816	4,725
	Commercial		3,699	3,710	3,618	3,540	3,390
	Industrial		4,330	4,472	4,568	4,851	4,876
	Other retail		1,409	1,405	1,369	1,370	1,305

	Total retail		14,509	14,889	14,464	14,577	14,296

	Wholesale		4,836	4,358	3,591	2,946	2,571

	Total		19,345	19,247	18,055	17,523	16,867
	Gas sales (thousands of MCF) (b)
	Residential		—	—	—	18,538	24,450
	Commercial		—	—	—	5,838	7,647
	Industrial		—	—	—	2,034	2,246
	Other		—	—	—	776	1,182
	Transported gas		—	—	—	16,105	20,190

	Total		—	—	—	43,291	55,715

	At December 31,
DPL Inc.:	Book value per share		$7.52	6.89	7.13	7.52	9.59
	Total assets (millions)		$4,444.7	4,277.7	4,370.8	4,551.8	4,409.1
	Long-term debt (millions)		$1,954.7	2,142.3	2,150.8	1,758.5	1,336.6
	Trust preferred securities (c)		$—	292.6	292.4	550.0	—

	At December 31,
DPL Inc.:	Senior unsecured debt bond ratings (d) —
	Fitch Ratings		BBB	BBB	A-	A-	NR
	Moody’s Investors Service		Ba1	Baa2	Baa1	Baa1	A2
	Standard & Poor’s Corporation		BB-	BBB-	BBB	BBB	A+

DP&L:	First mortgage bond ratings (d) —
	Fitch Ratings		A	A	AA	AA	AA
	Moody’s Investors Service		Baa1	A2	A2	A2	Aa3
	Standard & Poor’s Corporation		BBB-	BBB	BBB+	BBB+	AA-

	Number of Shareholders
DPL Inc.:	Common		30,366	31,856	33,729	35,903	39,399
DP&L:	Preferred		402	426	476	471	509

(a)

In 2003 the Company recorded a cumulative effect of an accounting change related to adoption of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” and an amount for shareholder litigation.  In 2002, the Company recorded an other-than-temporary writedown of certain financial assets.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	On October 31, 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities.
(c)

Excludes current maturities of long-term debt.  Upon adoption of FASB Interpretation 46R “Consolidation of Variable Interest Entities (Revised December 2003)—an interpretation of ARB No. 51”, DPL deconsolidated the DPL Capital Trust II (see Note 1 of  Notes to Consolidated Financial Statements).

(d)	Credit ratings subsequent to December 31, 2003 have been lowered as reflected under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(e)	For information on the effects of the restatement, see Note 2 of Notes to Consolidated Financial Statements.
(f)

Certain changes have been made to results in these years as discussed in Note 2 of Notes to Consolidated Financial Statements. Earnings per share previously reported as $2.23 in 2000 and $1.35 in 1999. Dividend payout ratio previously reported as 42.2% in 2000 and 69.6% in 1999. Income before extraordinary item and cumulative effect of accounting change previously reported as $284.9 million in 2000 and $204.2 million in 1999. Book value per share previously reported as $7.43 in 2000 and $ 9.65 in 1999. Total assets previously reported as $4,465.6 million in 2000 and $4,340.4 million in 1999.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of the Company’s future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond the control of the Company, including but not limited to: abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; foreign currency market risk; market conditions, which may increase or decrease the value of the Company’s financial assets; additional investments in certain private equity partnership interests; and general economic conditions.

Forward-looking statements speak only as of the date of the document in which they are made.  The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in its expectations or any change in events, conditions or circumstances on which the forward-looking statement is based. (See FACTORS THAT MAY AFFECT FUTURE RESULTS.)

Restatement of Financial Statements
 On October 28, 2004, DPL’s Audit Committee determined that the Company’s previously issued financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 and for the quarters ended March 31, 2002 through September 30, 2003 should be restated. The Audit Committee has discussed the issues surrounding the restatement for the periods ending on or before December 31, 2002 with the Company’s independent accountants, PricewaterhouseCoopers LLP (PwC) and for periods ending after December 31, 2002 with the Company’s independent accountants, KPMG LLP (KPMG). Both PwC and KPMG have informed the Audit Committee that they concur with the restatement decision.

As a result of the Audit Committee’s response to the Report and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, and for the quarters ended March 31, 2002 through September 30, 2003.  The restatement also affected the average number of basic and diluted common shares outstanding by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  This restatement increased net income by $3.8 million, or $0.03 per common share, to $91.1 million for 2002 and reduced net income by $1.1 million, or $0.04 per common share, to $196.8 million for 2001.  The beginning balance in Earnings Reinvested in the Business for 2001 was reduced by $13.8 million to $800.3 million.  The impact to the previously reported unaudited results of the first three quarters of 2003 increased net income for the first three quarters of 2003 by $3.1 million to $164.0 million . The Company also adjusted its unaudited consolidated financial statement information for the fiscal year ended December 31, 2003 that was previously contained in the March 16, 2004 and February 10, 2004 Current Reports on Form 8-K, reducing net income for the fiscal year ended December 31, 2003 by $4.4 million, or $0.04 per common share, to $148.5 million. All applicable financial information contained in this Annual Report on Form 10-K gives effect to these restatements.

The following table identifies the adjustments made to previously-released consolidated financial statements:

	Net Income Increase (Decrease)

	For the years ended December 31,

($ in millions) Description of Adjustment	2003 (1)	2002	2001	Periods Prior to 2001

Stock distributions (2)	$—	$3.0	$1.0	$—
Supplemental Executive Retirement Plan (3)	4.1	3.8	(0.8)	(19.0)
Stock incentive units (4)	(3.4)	0.4	—	—
Accrued expenses (5)	(2.9)	(0.1)	(1.0)	(0.3)

Sub-total pre-tax impact	(2.2)	7.1	(0.8)	(19.3)

Income taxes on non-deductible costs (6)	(4.2)	(0.4)	(0.5)	(1.2)
Income tax reserve adjustment (7)	1.1	—	—	—
Income taxes (8)	0.9	(2.9)	0.2	6.7

Total Net Income Impact (9)	$(4.4)	$3.8	$(1.1)	$(13.8)

(1) As originally reported by the Company in the March 16, 2004 and February 10, 2004 Current Reports on Form 8-K.

(2) Reflects adjustment to record income for stock dividends received that had originally been recorded entirely as a return of capital.

Consolidated Statement of Results of Operations: Adjustment increased Investment Income by the amounts set forth in this table.

Consolidated Balance Sheet: At December 31, 2003 and 2002, adjustment increased Private Securities Under the Cost Method by $4.0 million and increased Accrued Taxes by approximately $1.6 million.

(3)  Reflects adjustment to record a settlement of the Company’s Supplemental Executive Retirement Plan for certain executives in 1997 and 2000 which had not been previously recorded, to include in the plan an executive who had not been previously considered a plan participant, and to record the proper treatment for Company assets previously thought to be segregated and restricted solely for purposes of funding this plan.  Adjustments made subsequent to 2000 reflect revisions to actuarial computations to consider impact of those settlements on future actuarial calculations for the plan.

Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Operation and Maintenance expense by approximately $3.9 million in 2003, $3.5 million in 2002, $(1.1) million in 2001, and $(21.5) million in prior periods.  Adjustment also increased Investment Income by approximately $0.2 million in 2003, $0.3 million in 2002 and 2001, and $2.4 million in prior periods.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Deferred Credits and Other – Other by $13.5 million, Other Assets – Other by $13.3 million, Accumulated Other Comprehensive Income by $6.2 million, Accrued Taxes by $1.0 million, Deferred Taxes by $1.0 million and Other Current Assets by $0.2 million.  At December 31, 2002, adjustment increased Deferred Credits and Other – Other by $19.0 million, Other Current Assets by $0.1 million, Accrued Taxes by $0.6 million, and reduced Accumulated Other Comprehensive Income by $2.3 million, Deferred Taxes by $7.3 million and Other Assets – Other by $0.6 million.

Consolidated Statement of Shareholders’ Equity:  At January 1, 2001, adjustment decreased Earnings Reinvested in the Business by $12.4 million and Accumulated Other Comprehensive Income by $2.4 million.

(4)  Reflects adjustment to record outstanding stock incentive units at fair value at each balance sheet date following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002, that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations:  Adjustment increased Operation and Maintenance expense by $3.4 million in 2003 and decreased Operation and Maintenance expense by $0.4 million in 2002.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Other Paid-in Capital, net of Treasury Stock by $8.8 million, Other Assets – Other by $1.1 million, and reduced Deferred Credits and Other – Other by $5.7 million, Deferred Taxes by $0.2 million and Other Current Assets by $0.1 million.  At December 31, 2002, adjustment increased Other Paid-in Capital, net of Treasury Stock by $8.4 million, and reduced Deferred Credits and Other – Other by $8.8 million and Other Assets – Other by $0.1 million.

(5)  Reflects adjustment to record accrued expenses in the period in which these items were incurred.

Consolidated Statement of Results of Operations:  Adjustment increased Other Income by $0.8 million and Operation and Maintenance expense by $3.5 million, and reduced Investment Income by $0.3 million and General Taxes by $0.1 million for 2003; decreased Other Income by $0.1 million in 2002; and increased Operation and Maintenance expense by $0.9 million, and reduced Investment Income by $0.1 million in 2001.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Accounts Payable by $4.6 million, Accounts Receivable by $0.8 million, Current Assets - Other by $0.9 million and reduced Accrued Taxes by $0.6 million and Other Assets – Other by $0.2 million.  At December 31, 2002, adjustment increased Accounts Payable by $1.2 million, and reduced Accrued Taxes by $0.4 million and Current Assets – Other by $0.1 million.

(6)  Reflects adjustment to record tax expense for non-deductible costs not previously considered and provisions for estimated tax exposures.

Consolidated Statement of Results of Operations:  Adjustment increased Income Tax expense by the amounts set forth in this table.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Accrued Taxes by $6.7 million.  At December 31, 2002, adjustment increased Accrued Taxes by $2.4 million.

(7)  Reflects tax reserve adjustment to reflect recent favorable settlement with the IRS for prior years’ audit.

Consolidated Statement of Results of Operations:  Adjustment decreased Income Tax expense by the amount set forth in the table.

Consolidated Balance Sheet:  At December 31, 2003, adjustment reduced Accrued Taxes by the amount set forth in the table.

(8)  Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Income Tax expense by the amounts set forth in the table.

(9)  Total net income cumulative amount for periods prior to 2001 are reflected as a reduction to 2001 beginning Earnings Reinvested in the Business on the Consolidated Balance Sheet.

TRENDS, OVERVIEW AND FUTURE EXPECTATIONS

The electric utility industry has historically operated in a regulated environment.  However, in recent years there have been a number of federal and state regulatory and legislative decisions aimed at promoting competition and providing customer choice.  Market participants have therefore created new business models to exploit opportunities.  The marketplace is now comprised of independent power producers, energy marketers and traders, energy merchants, transmission and distribution providers and retail energy suppliers.  There have also been new market entrants and activity among the traditional participants, such as mergers, acquisitions, asset sales and spin-offs of lines of business. In addition, transmission systems are being operated by Regional Transmission Organizations.

In 2003, DPL’s net income and cash flow from operations improved over the prior year. Overall, electric revenues of $1,181.0 million exceeded the prior year by $7.5 million resulting from increased wholesale revenue. Operating expenses of $819.1 million in 2003 exceeded the prior year by $63.3 million or 8% primarily as a result of electric production costs and corporate expenses.  Investment income increased $178.2 million to $75.8 million in 2003 primarily resulting from realized gains from the financial asset portfolio and the settlement of interest rate hedges relating to a bond refinancing.  Other income increased $29.8 million to $25.7 million in 2003 primarily from the settlement of the business interruption insurance coverage for deregulation.  DPL also resolved its shareholder litigation and recorded a $76.7 million pre-tax charge in the fourth quarter of 2003.

In September 2003, the PUCO issued an order extending DP&L’s market development period through December 2005 and that continues DP&L’s current rate structure and provides its retail customers with rate stability through 2008.  DPL believes its operations will remain strong and efficient, and expects its existing liquidity and future cash flow from operations to fully fund its dividend, capital expenditures and planned debt reductions.  As a result of a rising coal market, DP&L expects its 2004 coal costs to exceed its 2003 coal costs by approximately 15%.  DPL anticipates marginal revenue growth in 2004.

See Item 8 - Notes to Financial Statements and the Management’s Discussion and Analysis section “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

RESULTS OF OPERATIONS

Income Statement Highlights

$ in millions	2003	2002 (as restated)	2001 (as restated)

Electric revenues	$1,181.0	$1,173.5	$1,186.2
Less: Fuel	234.6	227.0	232.3
Purchased power	87.9	79.3	72.7

Net electric margins (a)	$858.5	$867.2	$881.2

Other revenues, net (b)	$10.0	$12.9	$15.6

Operating income	$371.9	$430.6	$454.7

(a)	For purposes of discussing operating results DPL presents and discusses net electric margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s finanical performance.

(b)	Net of gas purchases by a non-utility subsidiary of $8.7 and $155.4 million in 2002 and 2001, respectively.

Revenues
Electric revenues increased to $1,181.0 million in 2003 compared to $1,173.5 million in 2002 reflecting higher wholesale revenues, which increased $34.8 million or 28% in 2003 resulting from available generation and 15% higher average market prices over the prior year.  This increase in wholesale revenues was partially offset by decreases in retail revenues of $27.3 million or 3% in 2003 primarily from mild summer weather.  Cooling degree-days were down 46% to 687 for 2003 compared to 1,272 in 2002.

Electric revenues decreased in 2002 compared to 2001 primarily reflecting lower wholesale revenues, which decreased $53.9 million or 30% as a result of lower wholesale electric commodity prices.  The decrease in wholesale revenues was partially offset by increases in retail residential and commercial revenues of $40.2 million or 6% resulting from warmer than normal weather in 2002.  Cooling degree-days were up 41% to 1,272 for 2002 as compared to 900 in 2001.

Operating Expenses
Net electric margins of $858.5 million in 2003 decreased by $8.7 million from $867.2 million in 2002.  As a percentage of total electric revenues, net electric margins decreased by 1.2% to 72.7% in 2003 from 73.9% in 2002.  This decline is primarily the result of a lower volume of sales relating to retail customers and increased fuel and purchased power costs, partially offset by an increase in wholesale sales.  Fuel costs increased by $7.6 million or 3% in 2003 compared to 2002 primarily related to increased generation for wholesale sales, partially offset by lower average fuel costs relating to wholesale sales.  Purchased power costs increased by $8.6 million or 11% in 2003 compared to 2002, resulting from higher average market prices for both retail and wholesale sales, partially offset by lower volume of purchased power as the retail and wholesale capacity needs were met by internal generation. Fuel costs decreased $5.3 million or 2% in 2002 compared to 2001 as a result of the higher utilization of coal plants that use lower-cost fuel.  Purchased power costs increased $6.6 million or 9% in 2002 compared to 2001 as a result of higher purchased power volumes, partially offset by lower average prices.

Operation and maintenance expense increased $44.2 million or 28% in 2003 compared to 2002 primarily as a result of higher corporate costs and increased electric production expenses.  Corporate costs increased primarily from a $22 million increase in executive compensation, $10.5 million increase for Director and Officer liability insurance premiums, $5.8 million increase in executive incentives and $6.3 million increase in pension expense.  Electric production expense increased $7.1 million primarily related to planned maintenance during scheduled outages, ash disposal and the expensing of cost of removal for retired assets as required by FASB Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143).  These increases were partially offset by a $3.1 million decrease in postretirement benefits and $3.8 million actuarial adjustment to the captive insurance reserves.  Operation and maintenance expense decreased $12.4 million or 7% in 2002 compared to 2001 primarily as a result of lower planned outage costs, lower ash disposal costs, and cost containment efforts.  These improvements were partially offset by higher insurance and claims costs.

Depreciation and amortization expense was $4.8 million or 4% higher in 2003 compared to 2002, as a result of a full year of depreciation on combustion turbines installed in 2002 and the completion of environmental compliance equipment installations at certain generation facilities.  Depreciation and amortization expense increased $6.8 million or 5% in 2002 compared to 2001, as a result of the $179 million investment in 480 MW of combustion turbine capacity in the summer of 2002 and the $215 million investment in 544 MW of combustion turbine capacity in the summer of 2001.

General taxes declined $2.8 million or 3% from a lower Ohio kWh excise tax related to customer usage and reduced franchise tax.  This decrease was partially offset by higher property tax expense.  General taxes increased $11.8 million or 12% in 2002 compared to 2001 primarily as a result of the effect of the Ohio kWh excise tax that was first implemented in May 2001 and higher property taxes, partially offset by the elimination of the Ohio Public Utility Excise Tax at the end of 2001.

Investment Income (Loss)
Investment income increased by $178.2 million in 2003 compared to 2002.  This increase includes $158.2 million from the financial asset portfolio and $21.2 million from the settlement of interest rate hedges related to the $470 million DP&L first mortgage bond refinancing, partially offset by a decrease in interest and other investment income of $1.2 million.  Investment income for 2003 was comprised of $50.5 million from private securities under the cost method, realized gains and income from public securities of $9.1 million and $1.6 million from interest and other investment income and $21.2 million from the settlement of interest rate hedges.  These increases were partially offset by a loss of $6.6 million from private securities under the equity method.

Investment loss in 2002 was $102.4 million, comprised of realized gains and income from public securities of $7.4 million and $2.8 million of interest and other income, offset by losses of $90.0 million from private securities under the equity method and $22.6 million from private securities under the cost method.  These results reflected global market conditions at the time and included economic and political uncertainties, and currency devaluations in Latin America.  Given the conditions and instability in that region in 2002, particularly Argentina, DPL evaluated future return expectations and valuations and, in the second quarter of 2002, wrote down $148.4 million of financial assets for declines in value below cost that were considered to be other than temporary.

Investment income for 2001 of $26.7 million was comprised of $31.3 million from realized gains and income from public securities, $12.3 million from private securities under the cost method and $4.2 million from interest and other investment income.  These increases were partially offset by a loss of $21.1 million from private securities under the equity method.

Interest Expense
During the fourth quarter of 2003, DPL adopted FASB Interpretation 46R “Consolidation of Variable Interest Entities (revised December 2003) –an Interpretation of ARB 51” (FIN46R).  Upon adoption DPL established a note payable of $300 million to the DPL Capital Trust II (see Notes 1, 9 and 10 of Notes to Consolidated Financial Statements). Interest Expense includes amounts previously disclosed as Trust preferred distributions by subsidiary.

Interest Expense increased by $2.3 million in 2003 compared to 2002 primarily as a result of lower capitalized interest in 2003 as the combustion turbine and environmental compliance equipment installations at certain generation facilities were completed in 2002.  Interest expense increased $2.9 million in 2002 compared to 2001 primarily as a result of $17.8 million of higher interest expense relating to higher average long-term debt levels. This increase was partially offset by lower long-term interest rates, lower average short-term debt levels and a $14.9 million decrease in trust preferred distributions by subsidiary resulting from the refinancing of the trust preferred securities in August 2001, which reduced the principal outstanding by $250 million and the coupon rate by 0.375 percentage points.

Shareholder Litigation
In the fourth quarter 2003, the Company recorded a $76.7 million charge for the settlement of a shareholder lawsuit.  (See Item 3 – Legal Proceedings and Note 16 of Notes to Consolidated Financial Statements.)

Other Income
Other income increased $29.8 million primarily as a result of an increase of $21.5 million in 2003 over 2002 from the settlement of the business interruption insurance coverage related to deregulation.  (See Note 1 of Notes to Consolidated Financial Statements.)

Other income decreased $6.6 million in 2002 compared to 2001 primarily as a result of income of $18.2 million recognized in 2002 for the business interruption risk insurance policy related to deregulation, as compared to income of $29.1 million recognized for such policy in 2001.  This variance was partially offset by strategic consulting fees of $4.5 million incurred in 2001.

Income Tax Expense
Income tax expense increased $29.9 million or 56% in 2003 compared to 2002 reflecting higher net income.  Income tax expense decreased $58.0 million or 52% in 2002, compared to 2001, due to lower net income.

Cumulative Effect of Accounting Change
The cumulative effect of an accounting change of $17.0 million in 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  (See Note 1 of Notes to Consolidated Financial Statements.)

The cumulative effect of an accounting change of $1.0 million in 2001 reflects the adoption of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133).  (See Note 1 of Notes to Consolidated Financial Statements.)

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DPL’s cash and temporary cash investments totaled $337.6 million at December 31, 2003, compared to $40.8 million at December 31, 2002.  This increase was primarily attributed to cash generated from the net proceeds from the sales, purchases and realized gains on financial assets, the settlement of the interest rate hedges and from operating activities.

The Company generated net cash from operating activities of $350.3 million, $313.8 million and $310.3 million in 2003, 2002 and 2001, respectively.  The net cash provided by operating activities in 2003 was primarily the result of operating profitability and working capital, specifically the timing of tax payments.  Net cash provided by operating activities in 2002 and 2001 was primarily driven by operating profitability.  The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow.

Net cash flows provided by investing activities were $65.4 million in 2003 compared to net cash flows used for investing activities of $149.5 million and $427.4 million in 2002 and 2001, respectively.  Net cash flows provided by investing activities in 2003 was primarily the result of net proceeds from sales, purchases and realized gains on financial assets and the interest rate hedges, partially offset by capital expenditures.  The net cash used for investing activities in 2002 was primarily the result of $171.6 million for capital expenditures.  The net cash used for investing activities in 2001 was primarily the result of $338 million for capital expenditures and $90.9 million of income taxes paid associated with the gain on the sale of DP&L’s natural gas distribution business.  DPL’s capital expenditures have declined over the past three years with the completion of major construction initiatives.

Net cash flows used for financing activities were $118.9 million, $131.0 million and $7.3 million in 2003, 2002 and 2001, respectively.  Net cash flows used for financing activities in 2003 primarily related to dividends paid to common stockholders and the retirement of long-term debt.  These uses were partially offset by the net proceeds related to the issuance of long-term debt.  Net cash used for financing activities in 2002 primarily related to dividends paid to common stockholders and the retirement of short-term and long-term debt.  Net cash used for financing activities in 2001 primarily related to dividends paid to common stockholders, purchase of common stock and the retirement of long-term debt.  These uses of cash were partially offset by the net proceeds related to issuance of short-term and long-term debt and the issuance and redemption of trust preferred securities.

DPL’s financial assets of $984.9 million at December 31, 2003 were comprised of both public and private debt and equity securities, and were diversified both in terms of geography and industry.  Public securities comprised approximately 14% or $140.3 million of the portfolio at December 31, 2003, valued at current market price.  Private securities approximated 86% of the portfolio, or $844.6 million, and are valued under either the cost or equity method. The public securities and the net distributions from the private securities are additional capital resources available to the Company.

In December 2003, DPL entered into a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the retirement of the 6.82% series Senior Notes due 2004, if needed.  At December 31, 2003, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% series Senior Notes.  In May 2004, the Company elected to terminate the term loan agreement.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2003, DP&L had no outstanding letters of credit.

On March 25, 2004, the Company completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except that the Company has the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The proceeds from these notes were used to provide partial funding for the retirement of $500 million of the 6.82% series Senior Notes due 2004.  The 6.82% series Senior Notes were redeemed on April 6, 2004.

The 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to file an exchange offer registration statement and to have a registration statement declared effective according to this timeline. As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum. As each violation is cured, the additional interest rate may decrease by 0.5%.

The terms of the private placement also required the Company to file this Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date this Form 10-K was filed with the SEC.

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and tax to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  DPL and DP&L had no outstanding borrowings under this credit facility and no outstanding commercial paper balances at year-end 2003 or 2002.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.38% and a one-step decrease in credit rating increases the facility’s interest rate by 0.38%. DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which is set to expire on November 5, 2004. DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under both the term loan and DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements, although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all default conditions have been remedied.

On December 31, 2003, DPL’s cash and temporary cash investments totaled $338 million.  In March 2004, the Company issued $175 million unsecured 8% series Senior Notes.  The Company used $500 million of cash to retire the 6.82% series Senior Notes due April 6, 2004.  On May 7, 2004, the Company paid $70.0 million in accordance with the terms of a shareholder litigation settlement. (See Item 3 - Legal Proceedings.)

Capital Requirements
Construction additions were $102 million, $166 million and $339 million in 2003, 2002 and 2001, respectively and are expected to approximate $100 million in 2004.

Planned construction additions for 2004 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to make significant progress on DPL’s NOx compliance program, to make power plant improvements, and to complete construction on approximately 1,200 MW of combustion turbines.  In July 2002, approximately 480 MW of combustion turbine capacity at an investment of $179 million came on line.  Collectively, DPL’s generating capacity now totals more than 4,400 MW, with a generation mix of 64% coal-fired and 36% combustion turbine and natural gas-fired generation.  DPL has not contracted for further capacity additions.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DPL is projecting to spend $800 million in capital projects, approximately half of which is to meet changing environmental standards. DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DPL expects to finance its construction additions over the next few years with internally-generated funds.

Financial Asset Investment
Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At December 31, 2003, DPL could be required to invest up to an additional $319.3 million in existing limited partnership interests as compared to $399.8 million at December 31, 2002.  Currently DPL is not subscribing to additional private equity funds.  DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, if any, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time.

Debt Obligations and Maturities
At December 31, 2003, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years were $511.1 million in 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2004 are expected to be financed with a combination of internal and external funds.  In March 2004, DPL completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The proceeds from these notes, combined with $202 million of internal funds provided by the financial asset portfolio and $123 million from core operations, were used to fund the retirement of $500 million of the 6.82% series Senior Notes due April 6, 2004.  With this retirement in April 2004, DPL exceeded its previously announced plans to reduce its overall long-term debt levels by $300 million through 2005.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if the securities remain unregistered with the SEC after 180 days from issuance.  The sale of the bonds was not registered and, as a result, the Company is required to pay additional interest of 0.50% until an exchange offer for these securities is registered with the SEC.

During 2001, DPL issued $400 million principal amount of 6.875% series senior unsecured notes due 2011.  The issuance was part of a refinancing in which the proceeds were used to redeem $550 million of 8.5% trust preferred securities and for general corporate purposes, including retirement of short-term debt as discussed in Notes 9 and 10 of Notes to Consolidated Financial Statements.

In August 2001, DPL issued $300 million of trust preferred securities at 8.125% which have a term of 30 years. The proceeds from the sale of these securities and issuance of the senior unsecured notes were used to redeem $550 million of 8.5% trust preferred securities and for general corporate purposes including the retirement of short-term debt.  In the fourth quarter of 2003, DPL adopted FIN46R and deconsolidated the DPL Capital Trust II which resulted in transferring the trust preferred securities to the DPL Capital Trust II and establishing a note to Capital Trust II for $300 million at 8.125% (see Notes 1, 9 and 10 of Notes to Consolidated Financial Statements).

Issuance of additional amounts of first mortgage bonds by DP&L is limited by the provisions of its mortgage; however, management believes that DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its current refinancing and construction programs.  The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings
Subsequent to the December 31, 2003 balance sheet, the Company received multiple credit rating downgrades for DPL and DP&L.  Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BB	BBB	Negative	April 2004
Moody’s Investors Service	Ba3	Baa3	Negative	April 2004
Standard & Poor’s Corp.	BB-	BBB-	Negative	March 2004

As reflected above, DPL’s unsecured debt credit ratings are considered below investment grade.

Debt Covenants
DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and tax to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  DPL and DP&L had no outstanding borrowings under this credit facility and no outstanding commercial paper balances at year-end 2003 or 2002.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.38% and a one-step decrease in credit rating increases the facility’s interest rate by 0.38%. DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which is set to expire on November 5, 2004. DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

DPL’s term loan agreement contained three financial covenants and the interest rate varied depending upon DP&L’s current credit ratings.  At December 31, 2003, DPL had no outstanding borrowings under this agreement.  In May 2004, DPL elected to terminate the term loan agreement.

The 8% series Senior Notes were issued pursuant to the Company’s indenture date as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004. The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more. The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to file an exchange offer registration statement and to have a registration statement declared effective according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%.

The terms of the private placement also required the Company to file this Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date this Form 10-K was filed with the SEC.

The delay in filing audited financial statements for the year ending December 31, 2003, constituted an event of default under both the term loan and DP&L’s  previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default. The Company has not received any default notifications from any of its lenders. The Company’s debt agreements allow a grace period to cure a default after notification. Management, after consultation with legal counsel, believes all defaut conditions have been remedied.

Restricted Cash
On August 2, 2004 in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company plans to transfer $27.6 million from its operating cash to its subsidiary MVIC in satisfaction of this requirement during the fourth quarter of 2004.  These funds will not be available for general operating purposes.

Off-Balance Sheet Arrangements
DPL does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DPL’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-term Obligations and Commercial Commitments
DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At December 31, 2003, these include:

	Payment Year

Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total

Long-term debt	$510.4	$27.8	$551.6	$1,371.0	$2,460.8
Capital lease	0.7	1.4	1.4	1.5	5.0
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	237.6	152.7	80.4	127.5	598.2
Other long-term obligations	10.1	14.9	1.0	—	26.0

Total long-term obligations	$759.6	$197.2	$634.4	$1,500.0	$3,091.2

Long-term debt:

Long-term debt as of December 31, 2003, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes, mandatorily redeemable trust preferred securities and includes current maturities.  (See Note 10 of Notes to Consolidated Financial Statements.)

Capital lease:
As of December 31, 2003, the Company had one capital lease that expires September 2010.

Operating leases:
As of December 31, 2003, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:
As of December 31, 2003, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At December 31, 2003, these include:

	Expiring Year

Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total

Credit facilities	$150.0	$150.0	$—	$—	$300.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	60.6	149.2	109.5	__	319.3

Total commercial commitments	$210.6	$317.0	$109.5	$—	$637.1

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  At December 31, 2003, there were no borrowings outstanding under this credit agreement.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  The new facility may be increased to up to $150 million.

DPL had a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the redemption of the 6.82% series Senior Notes due 2004, if needed.  At December 31, 2003, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% series Senior Notes.  In May 2004, the Company elected to terminate the term loan agreement.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2003, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation. Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At December 31, 2003, DPL could be required to invest up to an additional $319.3 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

MARKET RISK

DPL’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; financial market condition; foreign currency market risk and adverse economic conditions.

Approximately 13 percent of DPL’s 2003 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins.

In 2003, sales of excess energy and capacity contributed $47 million in net electric margins; $37 million of which related to spot energy sales and $10 million of which related to peaking capacity.  This compares to net electric margins from wholesale energy and capacity sales of $36 million in 2002 of which $19 million related to spot energy sales and $17 million related to peaking capacity.  This increase in net electric margins resulted primarily from higher average market prices.  Wholesale sales in 2003 and 2002 averaged $32.90 and $28.60 per megawatt hour, respectively.

Fuel and purchased power costs represented 40% of total operating costs in 2003.  DPL has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels. Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.  A 2% change in overall fuel and purchased power costs would result in approximately a $3.5 million change in net income.

The carrying value of DPL’s debt was $2,466 million at December 31, 2003, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, DPL’s unsecured notes and capital leases.  The fair value of this debt was $2,620 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at December 31, 2003, are as follows:

	Long-term Debt

Expected Maturity Date	Amount ($ in millions)	Average Rate

2004	$511	6.8%
2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
2008	101	6.2%
Thereafter	1,373	6.5%

Total	$2,466	6.9%

Fair Value	$2,620

At December 31, 2003, and June 30, 2004, DPL had no short-term debt outstanding.  Debt maturities in 2004 are expected to be financed with a combination of internal and external funds.  In March 2004, DPL completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The proceeds from these notes, combined with $202 million of internal funds provided by the financial asset portfolio and $123 million from core operations, were used to fund the retirement of $500 million of the 6.82% Senior Notes due April 6, 2004.

In May 2003, DP&L entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds.  These hedges were settled in July 2003, at a fair value of $51.4 million and as a result DP&L received this amount.  The ultimate effectiveness of the hedges resulted in a gain of $30.2 million and is reflected in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.  This amount will be amortized to interest expense over the lives of the forecasted interest payments.  The remaining market value of $21.2 million was recognized in Other Income (Deductions) on the Consolidated Statement of Results of Operations.

The fair value of financial instruments held was $1,031.6 million and $1,121.7 million at December 31, 2003, and December 31, 2002, respectively.  The market risk related to these financial instruments was estimated as the potential increase/decrease in fair value of $103.0 million at December 31, 2003, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.  DPL is also subject to foreign currency translation adjustments related to certain of its financial instruments.  The foreign currency translation adjustments related to these financial instruments were estimated as the potential increase/decrease in fair value of $20 million at December 31, 2003, resulting from a hypothetical 10% increase/decrease in the foreign currency exchange rates.

Financial Asset Portfolio
DPL’s financial assets of $984.9 million at December 31, 2003 is comprised of both public and private debt and equity securities, and is diversified both in terms of geography and industry.  DPL’s financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprised approximately 14% of the portfolio or $140.3 million at December 31, 2003, valued at current market price.  Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

DPL used $202 million from the private and public securities in its investment portfolio to partially fund the retirement of $500 million 6.82% series Senior Notes in April 2004.  On April 7, 2004, following the retirement of the Senior Notes, cash and temporary cash investments held in the financial asset portfolio was $79.4 million and public securities were valued at $70.0 million.  The Company used an additional $50 million from the financial asset portfolio in May 2004 to partially fund its obligation under the terms of a shareholder litigation settlement.

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

Assets in the financial asset portfolio as of December 31, which are included in the Consolidated Balance Sheets, are as follows:

$ in millions	2003	2002

Cash and temporary cash investments	$136.6	$14.4

Financial assets:
Public securities	140.3	175.8
Private securities under the equity method	343.9	370.4
Private securities under the cost method	500.7	481.4

Total financial assets	984.9	1,027.6

Total Financial Asset Portfolio	$1,121.5	$1,042.0

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At December 31, 2003, DPL could be required to invest up to an additional $319.3 million in existing limited partnership interests as compared to $399.8 million at December 31, 2002, but is not subscribing to additional private equity funds at this time.  The Company currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time.

Since inception, the financial asset portfolio (excluding investment management fees of $111 million paid to the General Partners of the funds) has had cumulative gains of $522 million and cumulative losses of $349 million, with a net gain of $173 million as of December 31, 2003.

DPL holds limited partnership interests in private equity funds which have been organized and are managed by the following experienced investment firms:

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

The private equity funds, in turn, are currently invested in approximately 500 companies which manufacture or provide a wide array of products and services to both businesses and consumers worldwide.

Approximately half of DPL’s investments in any single private equity fund are less than 5% of the fund.  Rarely is DPL’s investment in any single private equity fund more than 10% of the fund.

The Company consults with the investment professionals of each firm on a periodic basis and is provided access to information regarding each fund’s investments, subject to applicable confidentiality agreements.  As an investor in the funds, DPL receives annual financial statements for each private equity fund audited by recognized U.S. or international accounting firms.

DPL’s financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region.  The geographic allocation of the financial assets included on the Consolidated Balance Sheet at December 31, 2003, is as follows:

Geographical Region	% of DPL Portfolio Holdings

Private Securities:
United States/Canada	51%
Europe	27%
Asia/Australia	6%
Latin America	2%

Total Private Securities	86%
Public Securities:
United States	14%

Total Financial Assets	100%

The industry sector allocation of the investments in limited partnerships included on the Consolidated Balance Sheet at December 31, 2003, is as follows:

Primary Sector	% of DPL Portfolio Holdings

Manufacturing	33%
Health Care Products	10%
Services – Business/Consumer	10%
Communications	9%
Media	8%
Retail	7%
Software/IT Services	7%
Finance/Insurance	5%
Building Products/Construction	3%
Energy	3%
Business Products	2%
Agriculture	1%
Entertainment	1%
Wholesale Distribution	1%

FACTORS THAT MAY AFFECT FUTURE RESULTS

This annual report and other documents that DPL files with the Securities and Exchange Commission (SEC) and other regulatory agencies, as well as other oral or written statements the Company may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. DPL does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Regulation/Competition
DPL operates in a rapidly changing industry with evolving industry standards and regulations. In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies or procedures that set rates; changes in tax laws, tax rates, and environmental laws and regulations; changes in DPL’s ability to recover expenditures for environmental compliance, fuel and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases, can affect the Company’s results of operations and financial condition.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase DPL’s operational and monitoring costs affecting its results of operations and financial condition.

Changes in DPL’s customer base, including municipal customer aggregation, could lead to the entrance of competitors in the Company’s marketplace affecting its results of operations and financial condition.

Economic Conditions
Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, credit, liquidity, volatility, capacity, transmission, currency exchange rates and interest rates can have a significant effect on DPL’s operations and the operations of its retail, industrial and commercial customers.

Reliance on Third Parties
DPL relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production and transmission functions.  Unanticipated changes in DPL’s purchase processes may affect the Company’s business and operating results.  In addition, the Company relies on others to provide professional services, such as, but not limited to investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

Operating Results Fluctuations
Future operating results could be affected and are subject to fluctuations based on a variety of factors, including but not limited to: unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; changes in coal costs, gas supply costs, or availability constraints; environmental compliance, including costs of compliance with existing and future environmental requirements; and electric transmission system constraints.

A majority of DP&L’s employees are under a collective bargaining agreement.  If the Company is unable to negotiate future collective bargaining agreements, the Company could experience work stoppages, which may affect its business and operating results.

Regulatory Uncertainties and Litigation
In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting and taxation, which are rapidly changing and subject to changes in the future. As further described in Item 3 - Legal Proceedings, the Company is also currently involved in various litigation in which the outcome is uncertain. Compliance with these rapid changes may substantially increase costs to DPL’s organizations and could affect its future operating results.

Internal Controls
As described under Item 1 - Business - Recent Developments, a review by independent counsel to the Audit Committee of the Board of Directors of the Company has identified recommendations for improvement relating to some of the concerns raised by the Company’s Controller including, among other things, internal controls.  In addition, as further described under Item 9A- Controls and Procedures, during their year-end review, the Company’s independent auditors identified and reported to management and the Audit Committee of the Board of Directors two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB). The material weaknesses include conditions related to (1) the Company’s process for recognizing an adjustment to the Company’s income tax provision to reflect a deductibility limitation under Section 162(m) with respect to executive deferred compensation distributions made during 2003 and (2) a complex and manual process for accounting and reporting transactions in the Company’s financial asset portfolio that may lead to improper accounting of such transactions in accordance with generally accepted accounting principles.

The reportable conditions that are not believed to be a material weakness include conditions related to payroll processing, the quality and change control process for the preparation of SEC filings, management’s assessment of the Company’s internal controls, executive travel and entertainment expense reporting, the lack of a comprehensive controller function and segregation of duties for certain accounting transactions and activities.

The Company’s failure to timely improve any deficiencies in its internal controls and procedures could result in errors in its consolidated financial statements, adversely affect its ability to operate its business and hamper management’s ability to report on the effectiveness of its internal controls.  The Company has taken steps to correct the internal control deficiencies identified and will further develop and enhance the Company’s internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its consolidated financial statements.  The Company cannot assure that any new policies or procedures that the Company implements to remedy the material weaknesses and/or reportable conditions will be successful in the near term.

The Company is currently undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company is using this review to further assist in identifying and correcting any control deficiencies.  As expected, this review has revealed control weaknesses, which the Company has reported to the Audit Committee.  The Company has since taken steps to strengthen its internal controls in these areas including increasing segregation of duties, writing policies where necessary, adding checks at key decision points and increasing supervisor review of transactions. These actions have been successful in eliminating a large percentage of the deficiencies noted, but additional remediation activities continue.  Corrected control deficiencies are being retested by management to assure that remediation efforts were successful, and the Company’s auditors will perform independent testing of the Company’s internal controls as part of their year-end review.  At this time, the Company has not completed its review of the existing controls and their effectiveness.  Unless the material weaknesses described above, and any identified during this review, are remedied, there can be no assurances that management will be able to assert that the Company’s internal control over financial reporting  is effective in the management report required to be included in the Annual Report for the year ended December 31, 2004, pursuant to the rules adopted by the SEC under Section 404.

CRITICAL ACCOUNTING POLICIES

DPL’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (GAAP). In connection with the preparation of these financial statements, DPL’s management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on management’s historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. DPL’s critical accounting policies are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on its financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation of financial assets; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; the valuation of reserves related to current litigation; and assets and liabilities related to employee benefits.

Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. DPL determines the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the Company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. DPL determines the fair value of these assets in the same manner as described for assets held and used.

Regulatory Assets and Liabilities: DPL capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. Regulatory liabilities represent current recovery of expected future costs. When applicable the Company applies judgment in the use of these principles and these estimates are based on expected usage by a customer class over the designated recovery period. See Note 4 of Notes to Consolidated Financial Statements for further disclosure of regulatory amounts.

Asset Retirement Obligation: In accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (SFAS 143), legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  DPL makes assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to asset retirement obligations. These assumptions and estimates are based on historical experience and assumptions that are believed to be reasonable at the time.

Unbilled Revenues: DPL records revenue for retail and other energy sales under the accrual method.  For retail customers, revenues are recognized when the services are provided on the basis of periodic cycle meter readings and include an estimated accrual for the value of electricity provided from the meter reading date to the end of the reporting period. These estimates are based on the volume of energy delivered, historical usage and growth by customer class, and the effect of weather variations on usage patterns.

Financial Instruments: DPL applies the provision of FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), for its investments in debt and equity financial instruments of publicly traded entities and classifies the securities into different categories; held-to-maturity and available-for-sale. Available-for-sale securities are carried at fair value and unrealized gains and losses on those securities, net of deferred income taxes, are presented as a separate component of shareholders’ equity. Other than temporary declines in value are recognized currently in earnings. Financial instruments classified as held-to-maturity are carried at amortized cost. The valuation of public equity security investments is based upon market quotations. The cost basis for public equity security and fixed maturity investments is average cost and amortized cost, respectively.

DPL accounts for its investments in private financial instruments under either the cost or equity method of accounting. The equity method of accounting is applied to those investments in limited partnership interests when DPL’s ownership is 5% or more of the private equity fund. Under the cost method, DPL’s private investments are carried at cost unless an other-than-temporary decline in value is recognized, and income is recognized as distributed by the private equity fund. Under the equity method, private investments are carried at DPL’s share of the capital of the private equity fund, and DPL recognizes its share of the income reported by the private equity fund, which includes unrealized gains and losses. Other than temporary declines in value are recognized currently in earnings.

Insurance and Claims Costs: A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries which included through 2003, among other coverages, business interruption and specific risk coverage with respect to electric deregulation.  Insurance and Claims Costs on the Consolidated Balance Sheet includes insurance reserves, which are based on actuarial methods and loss experience data.  Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring.  There is uncertainty associated with the loss estimates, and actual results could differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits: DPL accounts for its pension and postretirement benefit obligations in accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These standards require the use of assumptions, such as the long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans.

In 2004, DPL lowered its long-term rate of return assumptions by 25 basis points to 8.75% to reflect the effect of recent trends on its long-term view.  This reduction will result in an increase in pension costs of approximately $0.6 million.  Effective December 31, 2003, DPL lowered its assumed discount rate for pension and postretirement benefit obligations by 50 basis points to reflect current interest rate conditions.  Changes in the rate of return assumption, the discount rate, and other components used in the determination of pension or postretirement benefit costs will result in an overall increase of approximately $4 million in pension costs in 2004 compared to 2003.

In future periods, differences in the actual return on pension plan assets and assumed return or changes in the discount rate will affect the timing of contributions to the pension plan, if any, and the determination of whether or not a minimum liability should be recorded.  DPL provides postretirement healthcare benefits to employees who retired prior to 1987.  A one percentage point change in the assumed healthcare trend rate would affect postretirement benefit costs by approximately $0.1 million.

Contingencies: DPL records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DPL accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  DPL evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 16 of Notes to Consolidated Financial Statements and in Item 3 - LEGAL PROCEEDINGS.  Such discussions are incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Recently Issued Accounting Pronouncements
A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

The information required by this item of Form 10-K is set forth in the MARKET RISK section under Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8 – Financial Statements and Supplementary Data

D P L  I n c .
C o n s o l i d a t e d  S t a t e m e n t  o f  R e s u l t s  o f  O p e r a t i o n s

	For the years ended December 31,

$ in millions except per share amounts	2003	2002 (as restated)	2001 (as restated)

Revenues
Electric revenues (Note 1)	$1,181.0	$1,173.5	$1,186.2
Other revenues, net of fuel costs	10.0	12.9	15.6

Total revenues	1,191.0	1,186.4	1,201.8

Operating Expenses
Fuel	234.6	227.0	232.3
Purchased power	87.9	79.3	72.7
Operation and maintenance	199.8	155.6	168.0
Depreciation and amortization (Note 1)	138.9	134.1	127.3
General taxes	108.9	111.7	99.9
Amortization of regulatory assets, net (Note 4)	49.0	48.1	46.9

Total operating expenses	819.1	755.8	747.1

Operating Income	371.9	430.6	454.7

Investment income	75.8	(102.4)	26.7
Interest expense	(181.7)	(179.4)	(176.5)
Shareholder litigation (Note 16)	(76.7)	—	—
Other income (deductions) (Note 1)	25.7	(4.1)	2.5

Income Before Income Taxes and Cumulative Effect of Accounting Change	215.0	144.7	307.4

Income tax expense (Note 5)	83.5	53.6	111.6

Income Before Cumulative Effect of Accounting Change	131.5	91.1	195.8

Cumulative effect of accounting change, net of tax (Note 1)	17.0	—	1.0

Net Income	$148.5	$91.1	$196.8

Average Number of Common Shares
Outstanding (millions)
Basic	119.8	119.5	121.7
Diluted	121.7	124.5	129.2
Earnings Per Share of Common Stock – Basic
Income before cumulative effect of accounting change	$1.10	$0.76	$1.61
Cumulative effect of accounting change	0.14	—	0.01

Total Basic	$1.24	$0.76	$1.62

Earnings Per Share of Common Stock – Diluted
Income before cumulative effect of accounting change	$1.08	$0.73	$1.51
Cumulative effect of accounting change	0.14	—	0.01

Total Diluted	$1.22	$0.73	$1.52

Dividends Paid Per Share of Common Stock	$0.94	$0.94	$0.94

See Notes to Consolidated Financial Statements.

D P L  I n c .
C o n s o l i d a t e d   S t a t e m e n t   o f   C a s h   F l o w s

	For the years ended December 31,

$ in millions	2003	2002 (as restated)	2001 (as restated)

Operating Activities
Net income	$148.5	$91.1	$196.8
Adjustments:
Depreciation and amortization	138.9	134.1	127.3
Shareholder litigation (Note 16)	66.6	—	—
Amortization of regulatory assets, net	49.0	48.1	46.9
Deferred income taxes	18.2	(50.5)	9.2
Captive insurance provision (Note 1)	(46.8)	(16.6)	(36.4)
Investment (income) loss	(47.7)	113.3	(19.0)
Income from interest rate hedges (Note 1)	(21.2)	—	—
Cumulative effect of accounting change, net of tax	(17.0)	—	(1.0)
Changes in working capital:
Accounts receivable	(3.7)	(1.3)	71.3
Accounts payable	10.4	(12.2)	(29.4)
Accrued taxes payable	56.1	9.8	(40.0)
Accrued interest payable	(9.1)	(0.2)	15.5
Prepayments	(7.4)	(4.5)	(4.7)
Inventories	4.0	5.5	(15.5)
Deferred compensation assets	49.0	(0.3)	2.7
Deferred compensation obligations	(47.0)	(2.7)	(10.6)
Other	9.5	0.2	(2.8)

Net cash provided by operating activities	350.3	313.8	310.3

Investing Activities
Capital expenditures	(120.9)	(171.6)	(338.0)
Purchases of fixed income and equity securities	(164.0)	(288.3)	(316.1)
Sales of fixed income and equity securities	298.9	310.4	317.6
Settlement of interest rate hedge (Note 1)	51.4	—	—
Income taxes from sale of natural gas distribution assets	—	—	(90.9)

Net cash provided by (used for) investing activities	65.4	(149.5)	(427.4)

Financing Activities
Issuance of long-term debt, net of issue costs (Note 10)	465.1	—	395.9
Issuance (retirement) of short-term debt, net	—	(12.0)	12.0
Retirement of long-term debt (Note 10)	(471.9)	(7.2)	(6.4)
Dividends paid on common stock	(112.1)	(111.8)	(112.0)
Purchase of treasury stock (Note 8)	—	—	(35.8)
Issuance of trust preferred securities by subsidiary, net of issue costs (Note 9)	—	—	289.0
Redemption of trust preferred securities by subsidiary (Note 9)	—	—	(550.0)

Net cash used for financing activities	(118.9)	(131.0)	(7.3)

Cash and Temporary Cash Investments
Net change	296.8	33.3	(124.4)
Balance at beginning of year	40.8	7.5	131.9

Balance at end of year	$337.6	$40.8	$7.5

Cash Paid During the Year For:
Interest and trust preferred distributions	$184.0	$172.9	$155.1
Income taxes	$15.2	$104.0	$193.7

See Notes to Consolidated Financial Statements.

D P L  I n c .
C o n s o l i d a t e d   B a l a n c e   S h e e t

	At December 31,

$ in millions	2003	2002 (as restated)

Assets
Property
Property, plant and equipment	$4,420.8	$4,323.2
Less: Accumulated depreciation and amortization	(1,846.9)	(1,722.3)

Net property	2,573.9	2,600.9

Current Assets
Cash and temporary cash investments (Notes 1 and 3)	337.6	40.8
Accounts receivable, less provision for uncollectible accounts of $6.0 and $11.1, respectively (Note 1)	176.0	169.4
Inventories, at average cost (Notes 1 and 3)	52.1	56.1
Prepaid taxes	46.4	46.9
Other (Note 3)	60.1	66.2

Total current assets	672.2	379.4

Other Assets
Financial assets:
Public securities	140.3	175.8
Private securities under the equity method	343.9	370.4
Private securities under the cost method	500.7	481.4

Total financial assets (Note 14)	984.9	1,027.6

Income taxes recoverable through future revenues	43.3	34.6
Other regulatory assets	36.1	80.1
Other (Note 3)	134.3	155.1

Total other assets	1,198.6	1,297.4

Total Assets	$4,444.7	$4,277.7

See Notes to Consolidated Financial Statements.

D P L I n c .
C o n s o l i d a t e d  B a l a n c e  S h e e t

	At December 31,

$ in millions	2003	2002 (as restated)

Capitalization and Liabilities
Capitalization
Common shareholders’ equity
Common stock: par value $0.01 per share, 250,000,000 shares authorized, 126,501,404 shares issued and outstanding at December 31, 2003 and 2002, respectively	$1.3	$1.3
Other paid-in capital, net of treasury stock	12.0	8.4
Warrants	50.0	50.0
Common stock held by employee plans	(84.4)	(89.6)
Accumulated other comprehensive income	57.7	(2.2)
Earnings reinvested in the business	865.7	856.9

Total common shareholders’ equity (Note 8)	902.3	824.8

Preferred stock (Note 9)	23.0	23.0
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures (Note 9)	—	292.6
Long-term debt (Note 10)	1,954.7	2,142.3

Total shares subject to mandatory redemption and long-term debt	1,954.7	2,434.9

Total capitalization	2,880.0	3,282.7

Current Liabilities
Current portion – long-term debt	511.1	9.1
Accounts payable	95.6	101.4
Shareholder litigation (Note 16)	70.0	—
Accrued taxes	148.7	99.1
Accrued interest	50.1	51.1
Other (Note 3)	51.8	25.9

Total current liabilities	927.3	286.6

Deferred Credits and Other
Deferred taxes (Note 5)	374.0	288.4
Unamortized investment tax credit	52.2	55.1
Insurance and claims costs	26.0	114.3
Other (Note 3)	185.2	250.6

Total deferred credits and other	637.4	708.4

Contingencies (Note 16)

Total Capitalization and Liabilities	$4,444.7	$4,277.7

See Notes to Consolidated Financial Statements.

D P L  I n c .
C o n s o l i d a t e d  S t a t e m e n t  o f  S h a r e h o l d e r s’  E q u i t y

	Common Stock (a)		Other Paid-in Capital	Warrants	Common Stock Held by Employee Plans	Accumulated Other Comprehensive Income	Earnings Reinvested In the Business	Total

$ in millions	Outstanding Shares	Amount

Beginning balance (as restated)	127,774,404	$1.3	$65.7	$50.0	$(100.0)	$105.1	$800.3	$922.4

2001 (as restated)
Net income							196.8
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(163.0)
Net change in unrealized gains (losses) on foreign currency translation adjustments						(23.0)
Deferred income taxes related to unrealized gains (losses)						65.3
Minimum pension liability						0.1
Total comprehensive income								76.2
Common stock dividends (c)							(112.0)	(112.0)
Issuance of securities			(3.3)					(3.3)
Treasury stock (b)	(1,273,000)		(27.1)				(8.8)	(35.9)
Tax benefit on early redemption of trust preferred securities			8.5					8.5
Employee / Director stock plans			4.8		6.5			11.3
Other			0.1			—	—	0.1

Ending balance	126,501,404	$1.3	$48.7	$50.0	$(93.5)	$(15.5)	$876.3	$867.3
2002 (as restated)
Net income							91.1
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(5.2)
Net change in unrealized gains (losses) on foreign currency translation adjustments						25.9
Deferred income taxes related to unrealized gains (losses)						(7.2)
Minimum pension liability						(0.2)
Total comprehensive income								104.4
Common stock dividends (c)							(111.8)	(111.8)
Issuance of securities
Employee / Director stock plans			(40.3)		3.9		1.3	(35.1)
Other							—	—

Ending balance	126,501,404	$1.3	$8.4	$50.0	$(89.6)	$(2.2)	$856.9	$824.8

2003:
Net income							148.5
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						10.0
Net change in unrealized gains (losses) on foreign currency translation adjustments						37.3
Net change in deferred gains on cash flow hedges						29.4
Minimum pension liability						(0.2)
Deferred income taxes related to unrealized gains (losses)						(16.6)
Total comprehensive income								208.4
Common stock dividends (c)							(140.8)	(140.8)
Issuance of securities
Employee / Director stock plans			0.2		5.2		1.1	6.5
Other (d)			3.4		—		—	3.4

Ending balance	126,501,404	$1.3	$12.0	$50.0	$(84.4)	$57.7	$865.7	$902.3

(a)	$0.01 par value, 250,000,000 shares authorized.
(b)

Treasury stock is recorded at cost with the excess over par value shown as a reduction to “Other paid-in capital” or to “Earnings reinvested in the business.” The total number of shares of common stock held in treasury at December 31, 2003 was 37,222,807.

(c)	Common stock dividends were $0.94 per share in 2001-2003.
(d)	Issuance costs related to Capital Trust II deconsolidation.

               See Notes to Consolidated Financial Statements.

D P L I n c .
N o t e s   t o   C o n s o l i d a t e d   F i n a n c i a l   S t a t e m e n t s

1    Summary of Significant Accounting Policies and Overview

Description of Business
DPL Inc. (DPL or the Company) is a diversified, regional energy company organized in 1985 under the laws of Ohio.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L). DP&L is a public utility incorporated in 1911 under the laws of Ohio. DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L’s 24-county service area is generated at eight power plants and is distributed to more than 500,000 retail customers. Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.

Other significant subsidiaries of DPL (all of which are wholly-owned) include DPL Energy, LLC (DPLE), which engages in the operation of peaking generating facilities and marketing of wholesale electric energy; MVE, Inc. (MVE), which provides financial support services to DPL and its subsidiaries and is primarily responsible for the management of the Company’s financial asset portfolio; Plaza Building, Inc., which owns all the capital stock of MVE; and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.

DPL is exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates in a single state. On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers. Under applicable rules, DPL will lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder. However, DPL may delay the requirement to become registered so long as it files a good faith application seeking an order of exemption from the Securities and Exchange Commission. DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application. DPL believes it has a good faith basis for seeking an order of exemption and expects to make to make a filing seeking that order within the 30 day period. DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

Basis of Consolidation
DPL prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of DPL and its majority-owned subsidiaries. Investments that are not majority owned are accounted for using the equity method when DPL’s investment allows it the ability to exert significant influence, as defined by GAAP. Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis. All material intercompany accounts and transactions are eliminated in consolidation.

Estimates, Judgments and Reclassifications
The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported. (Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation of financial assets; the valuation of insurance and claims costs; valuation allowance for receivables and deferred income taxes; and assets and liabilities related to employee benefits.) Actual results may differ from those estimates. Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Revenues and Fuel
DP&L records revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on the Consolidated Balance Sheet include unbilled revenue of $60 million and $59.3 million in 2003 and 2002, respectively. Also included in revenues are amounts charged to customers through a surcharge for recovery of uncollected amounts from certain eligible low income households. These charges were $6.3 million for 2003, $11.7 million for 2002 and $8.4 million in 2001.

Other revenues, net of fuel costs, had historically included sales by DPL’s natural gas supply management subsidiary. On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary. These revenues were recorded in the period when the gas was delivered. Fuel costs associated with these sales were $8.7 million and $155.4 million in 2002 and 2001, respectively.

Allowance for Uncollectible Accounts
DPL establishes provisions for uncollectible accounts using both historical average credit loss percentages of accounts receivable balances to project future losses and specific provisions for known credit issues.

Property, Plant and Equipment
DPL records its ownership share of its undivided interest in jointly-held plants as an asset in property, plant and equipment. Property, plant and equipment is stated at cost. For regulated plant, cost includes direct labor and material, allocable overhead costs and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC ceases at either project completion or the date specified by regulators. AFUDC capitalized for borrowed funds was $0.1 million in 2003, $0.1 million in 2002 and $3.8 million in 2001. AFUDC capitalized for equity funds was $0.6 million in 2003, $0.4 million in 2002 and $0.9 million in 2001.

For unregulated plant, cost includes direct labor and material, allocable overhead costs and interest capitalized during construction. Capitalized interest was $8.3 million in 2003, $12.7 million in 2002 and $11.4 million in 2001.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated Depreciation and Amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation
Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life. For generation, transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.4% for 2003 and 3.3% for 2002 and 2001. Depreciation expense was $138.9 million in 2003, $134.1 million in 2002 and $127.3 million in 2001.

The following is a summary of property, plant and equipment with corresponding composite depreciation rates at December 31, 2003 and 2002:

$ in millions	2003	Composite Rate	2002	Composite Rate

Regulated:
Transmission	$335.2	2.5%	$335.6	2.6%
Distribution	889.1	3.7%	879.2	3.7%
General	53.7	8.0%	53.6	8.4%
Non-depreciable	54.4	0.0%	54.3	0.0%

Total regulated	$1,332.4		$1,322.7

Unregulated:
Production	$2,825.8	3.3%	$2,773.3	3.3%
Other	41.4	7.1%	39.8	7.1%
Non-depreciable	18.6	0.0%	20.3	0.0%

Total unregulated	$2,885.8		$2,833.4

Total property in service	$4,218.2	3.4%	$4,156.1	3.3%
Construction work in process	202.6	0.0%	167.1	0.0%

Total property, plant and equipment	$4,420.8		$4,323.2

Asset Retirement Obligations
DPL adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) during 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve. DPL’s legal obligations associated with the retirement of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities. Application of SFAS 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced DPL’s accumulated depreciation reserve by $32.1 million due to cost of removal related to the non-regulated generation assets to other deferred credits. If the new accounting rule had been adopted on January 1, 2002, the asset retirement obligation would have approximated $4.3 million. Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets. This change reduced annual depreciation and amortization expense by $1.9 million. In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred. Since the generation assets are not subject to Ohio regulation, DPL recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations. The total cumulative effect of the adoption of SFAS 143 increased net income and shareholders’ equity by $28.3 million before tax.

DPL continues to record cost of removal for its regulated transmission and distribution assets through its depreciation rates and recovers those amounts in rates charged to its customers. There are no known legal asset retirement obligations associated with these assets. The Company has reclassified $72 million and $66.1 million in estimated costs of removal at December 31, 2003, and 2002, respectively, from Accumulated Depreciation and Amortization to regulatory liabilities for its transmission and distribution property. (See Note 4 of Notes to Consolidated Financial Statements.)

Regulatory Accounting
DPL applies the provisions of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71). In accordance with SFAS 71, regulatory assets and liabilities are recorded in the Consolidated Balance Sheet. Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.

If DPL was required to terminate application of SFAS 71 for all of its regulated operations, the Company would have to record the amounts of all regulatory assets and liabilities in the Consolidated Statement of Results of Operations at that time. (See Note 4 of Notes to Consolidated Financial Statements.)

Inventory
Inventories, carried at average cost, include coal, oil and gas used for electric generation and material and supplies for utility operations.

Repairs and Maintenance
Costs associated with all planned work and maintenance activities, primarily power plant outages, are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are either capitalized or expensed based on defined units of property as required by the Federal Energy Regulatory Commission (FERC).

Stock-Based Compensation
DPL accounts for stock options granted on or after January 1, 2003, under the fair-value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant. DPL follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Accounting Principles Board and FASB interpretations in accounting for stock-based compensation granted before January 1, 2003. If DPL had used the fair-value method of accounting for stock-based compensation granted prior to 2003, net income and earnings per share would have been reported as follows:

	Year Ended December 31,

$ in millions	2003	2002 (as restated)	2001 (as restated)

Net income, as reported	$148.5	$91.1	$196.8
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	0.7	1.3
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(2.7)	(2.5)	(2.9)

Pro-forma net income	$145.8	$89.3	$195.2

Earnings per share:
Basic – as reported	$1.24	$0.76	$1.62
Basic – pro-forma	$1.22	$0.75	$1.60

Diluted – as reported	$1.22	$0.73	$1.52
Diluted – pro-forma	$1.20	$0.71	$1.51

Income Taxes
DPL applies the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes with tax effects of differences, based on currently enacted income tax rates between the financial reporting and tax basis of accounting reported as Deferred Taxes in the Consolidated Balance Sheet. Deferred Tax Assets are recognized for deductible temporary differences. Valuation reserves are provided unless it is more likely than not that the asset will be realized.

Investment tax credits, which have been used to reduce federal income taxes payable, have been deferred for financial reporting purposes. These deferred investment tax credits are amortized over the useful lives of the property to which they are related. For rate-regulated operations, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable/refundable through future revenues.

DPL files a consolidated U.S. federal income tax return in conjunction with its subsidiaries. The consolidated tax liability is allocated to each subsidiary as specified in the DPL tax allocation agreement which provides a consistent, systematic and rational approach. (See Note 5 of Notes to Consolidated Financial Statements.)

Cash, Cash Equivalents and Short-Term Investments
Cash, cash equivalents and short-term investments are stated at cost, which approximates fair value. Investments with maturities of three months or less are considered cash equivalents. Investments with maturities of less than one year are considered short-term. Cash, cash equivalents and short-term investments were $337.6 million at December 31, 2003 and $40.8 million at December 31, 2002.

Insurance and Claims Costs
A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries which included through 2003, among other coverages, business interruption and specific risk coverage with respect to electric deregulation and environmental law.  Insurance and Claims Costs on the Consolidated Balance Sheet includes insurance reserves of approximately $26 million and $114.3 million for 2003 and 2002, respectively, based on actuarial methods and loss experience data.  Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is re-evaluated.

During the three-year regulatory transition period ending December 31, 2003, business interruption policy payments from the captive subsidiary to DP&L or the release of the appropriate reserves occurred and were reflected in income.  As of December 31, 2002, a $36.3 million receivable was recognized by DP&L for insurance claims under its business interruption insurance policy, which was included in Other Current Assets on the Consolidated Balance Sheet.  Of this amount, $7.3 million and $29 million were reported as Other Income in 2002 and 2001, respectively.  The captive subsidiary released $10.9 million in 2002 and $6.9 million in 2001 from the business interruption policy reserve reported as Other Income.  In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L.  The total settlement resulted in a $76 million reduction to insurance reserves of the captive subsidiary and a release from the business interruption policy reserve of $39.7 million, which is reported as Other Income.  Additionally, during the third quarter of 2003 the captive subsidiary settled the $36.3 million receivable recognized by DP&L for insurance claims under this policy.

In 2003, DPL submitted a claim for $10 million to the captive insurance subsidiary to recover legal expenses related to the shareholder litigation. This claim was settled in December 2003.

Financial Derivatives
DPL adopted FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), as amended as of January 1, 2001.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the Consolidated Balance Sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction.  As a result of adopting this accounting standard, DPL recorded a cumulative effect of accounting change of $1.0 million in income, net of tax, in 2001, or $0.01 per share of common stock.

The FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and is effective for contracts entered into or modified after June 30, 2003.  This standard did not have a material effect on the Company.

DPL uses forward contracts and options to reduce the Company’s exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases.  These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages.  DPL also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability.  Prior to July 1, 2001, DPL recorded the fair value of all these contracts as Other Assets or Other Liabilities on the Consolidated Balance Sheet with an offset to Accumulated Other Comprehensive Income, and earnings were recognized in the month of physical receipt or delivery of power.  In June 2001, the FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers under capacity contracts.  Accordingly, DPL began to apply the normal purchase and sales exception as defined in SFAS 133 as of July 1, 2001 and currently accounts for these contracts upon settlement.  This change did not have a material effect on DPL’s financial position or results of operations.

In May 2003, DP&L entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds.  These hedges were settled in July 2003, at a fair value of $51.4 million, reflecting increasing U.S. Treasury interest rates, and as a result DP&L received this amount.  During 2003, the ultimate effectiveness of the hedges resulted in a gain of $30.2 million and was recorded in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.  This amount will be amortized into income as a reduction to interest expense over the ten- and fifteen-year lives of the hedges.  The ineffective portion of the hedge of $21.2 million was recognized as Other Income on the Consolidated Statement of Results of Operations.

DPL also holds emission allowance options that are classified as derivatives not subject to hedge accounting.  The fair value of these contracts, which are in effect through 2004, is reflected as Other Assets or Other Liabilities on the Consolidated Balance Sheet and changes in fair value are recorded as Other Income (Deductions) on the Consolidated Statement of Results of Operations.  The effect on net income was immaterial during 2001 through 2003.

Financial Instruments
DPL applies the provision of FASB Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), for its investments in debt and equity financial instruments of publicly traded entities and classifies the securities into different categories; held-to-maturity and available-for-sale.  Available-for-sale securities are carried at fair value and unrealized gains and losses on those securities, net of deferred income taxes, are presented as a separate component of shareholders’ equity.  Other than temporary declines in value are recognized currently in earnings.  Financial instruments classified as held-to-maturity are carried at amortized cost.  The valuation of public equity security investments is based upon market quotations.  The cost basis for public equity security and fixed maturity investments is average cost and amortized cost, respectively.

DPL accounts for its investments in private financial instruments under either the cost or equity method of accounting.  The equity method of accounting is applied to those investments in limited partnership interests when DPL’s ownership is 5% or more of the private equity fund.  Under the cost method, DPL’s private investments are carried at cost unless an other-than-temporary decline in value is recognized, and income is recognized as distributed by the private equity fund.  Under the equity method, private investments are carried at DPL’s share of the capital of the private equity fund, and DPL recognizes its share of the income reported by the private equity fund, which includes unrealized gains and losses.  Other than temporary declines in value are recognized currently in earnings.

Investment Income (Loss) included in the Consolidated Financial Statements is comprised of the following:

		Private

Investment Income (Loss) ($ in millions)	Public	Equity Method	Cost Method	Other	Total

2003
Realized investment income (loss)	$9.1	$(28.7)	$50.5	$22.8	$53.7
Unrealized investment income (loss)	—	22.1	—	—	22.1

Total investment income (loss)	$9.1	$(6.6)	$50.5	$22.8	$75.8

2002 (as restated)
Realized investment income (loss)	$7.4	$(5.7)	$16.0	$2.8	$20.5
Unrealized investment income (loss)	—	25.5	—	—	25.5

Income/(loss) before other than temporary write-downs	7.4	19.8	16.0	2.8	46.0
Other than temporary write-downs	—	(109.8)	(38.6)	—	(148.4)

Total investment income (loss)	$7.4	$(90.0)	$(22.6)	$2.8	$(102.4)

2001 (as restated)
Realized investment income (loss)	$31.3	$41.5	$12.3	$4.2	$89.3
Unrealized investment income (loss)	—	(62.6)	—	—	(62.6)

Total investment income (loss)	$31.3	$(21.1)	$12.3	$4.2	$26.7

Investment income in 2003 is comprised of realized gains and income from public securities of $9.1 million, net losses of $6.6 million from private securities under the equity method, $50.5 million from private securities under the cost method, $21.2 million relating to the interest rate hedge and $1.6 million related to interest and other investment income.

Investment income in 2002 is comprised of realized gains and income from public securities of $7.4 million, net losses of $90.0 million from private securities under the equity method, net losses of $22.6 million from private securities under the cost method and interest and other investment income of $2.8 million.  In 2002 DPL evaluated then current valuations and future return expectations of its financial assets, particularly those investments in Latin America, and wrote down $148.4 million for financial assets with declines in value below cost that were considered to be other-than-temporary.

Investment income in 2001 is comprised of realized gains and income of $31.3 million from the public securities, net losses of $21.1 million from private securities under the equity method, realized gains of $12.3 million from private securities under the cost method and $4.2 million of interest and other investment income.

Consolidated summary financial information for the private equity funds in which DPL owns a limited partnership interest and which DPL accounts for under the equity method using the most recent financial information available as of December 31, 2003, is presented below:

Consolidated Summary Financial Information (Unaudited)	As of September 30, 2003 (a)

Balance Sheet ($ in millions)
Current assets	$168
Non-current assets	5,005
Current liabilities	(14)
Non-current liabilities	—

Equity	$5,159

Twelve months ended September 30, 2003 (a)

Income Statement ($ in millions)
Income	$52
Gains (losses)	(295)
Expenses	(116)

Net income (loss)	$(359)

(a) Most recent information available as of December 31, 2003.

Legal, Environmental and Regulatory Contingencies
DPL, in the normal course of business, is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, adequately reflect probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL's consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2003 cannot currently be reasonably determined.

Recently Issued Accounting Standards
Statement of Financial Accounting Standards No. 149
In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivatives and Hedging Activities” (SFAS 149).  SFAS 149 primarily reflects decisions previously made by the FASB’s Derivatives Implementation Group and other FASB projects relating to financial instruments. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including those embedded in other contracts, and for hedging activities and was effective for contracts entered into or modified after June 30, 2003.  The adoption of this statement did not have a material effect on the Company’s consolidated financial condition, results of operations or cash flows.

Statement of Financial Accounting Standards No. 150
In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity” (SFAS 150).  SFAS 150 establishes standards for classifying and measuring certain financial instruments as liabilities that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 must be applied to instruments entered into or modified after May 31, 2003 and to all other instruments that existed as of the beginning of the first interim period after June 15, 2003.  This standard, which was effective at the beginning of the third quarter of 2003, required DPL to classify its mandatorily redeemable trust preferred securities as liabilities for years prior to 2003.

Financial Interpretation No. 46 (Revised December 2003)
In January 2003, the FASB issued Financial Interpretation Number 46, “Consolidation of Variable Interest Entities” (FIN 46), which was subsequently revised in December 2003 with the issuance of FIN 46R.  The objective of this interpretation is to provide guidance on how to identify variable interest entities (VIEs) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  DPL established the Capital Trust II in August 2001 and issued $300 million of trust preferred securities to institutional investors at 8.125%.  This trust is considered a VIE and required DPL to evaluate the effect of FIN 46R.

A trust preferred structure generally involves the establishment by an entity, of a limited purpose trust to issue the trust preferred securities.  The trust issues preferred securities to outside investors and uses the proceeds of the issuance to purchase an equivalent amount of junior subordinated debentures or other loans having stated maturities.  The debentures or other loans are the only assets of the trust.  When an entity makes payments of interest on the debentures or other loans, the trust distributes the cash to the holders of the trust preferred securities.  The trust preferred securities must be redeemed upon maturity of the debentures or other loans.  Prior to the issuance of FIN 46R, the sponsoring enterprise consolidated the trust as a result of holding all the common equity of the trust.  For financial reporting purposes, the accounts of the DPL Capital Trust II have been included in DPL's consolidated financial statements.

In accordance with the provisions of FIN 46R DPL determined that it should deconsolidate the DPL Capital Trust II.  This resulted in recording an investment in the trust and amounts previously classified as shares subject to mandatory redemption to be classified as long-term debt as of December 31, 2003, by establishing a note payable to the trust.  In accordance with FIN 46R, no amounts prior to adoption in the fourth quarter of 2003 will be reclassified.

Staff Position No. 106-1
In December 2003, the FASB issued Staff Position No. 106-1 (FSP 106-1), “Accounting and Disclosure Requirements related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act).  The Act provides for drug benefits for retirees over the age of 65 under a new Medicare Part D program.  For employers like DPL, who currently provide retiree medical programs for certain former employees over the age of 65, there are subsidies available which are inherent in the Act.  The Act entitles these employers to a direct tax-exempt federal subsidy.  However, since the effective date of the Act was December 2003 and because most employers have not had time to consider the accounting considerations and there is no appropriate accounting guidance for the federal subsidy, the FASB issued this FSP 106-1 to allow employers a one-time election to defer recognition of the impact of the Act in the employer’s accounting until formal guidance is issued.  DPL elected to defer recognition of the provisions of this Act until further accounting guidance is issued.  The issuance of formal accounting guidance may require a change to previously reported information.  DPL is continuing to monitor the effect of the Act.

Staff Position No. 106-2
In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1. FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act. FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004. The effect is not expected to be material to the Company's results of operations, cash flow or financial position.

EITF 03-01 and EITF 02-14
In June 2004, the Emerging Issues Task Force (EITF) issued EITF 03-1, applied for periods effective beginning after June 15, 2004, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”.  EITF 03-1 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” (SFAS 124), and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the EITF issued EITF 02-14, applied for periods effective beginning after June 15, 2004, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”.  EITF 02-14, addresses: (1) whether an investor should apply the equity method of accounting to investments other than common stock, (2) if the equity method should be applied to investments other than common stock, how the equity method of accounting should be applied to those investments and (3) whether investments other than common stock that have a “readily determinable fair value” under paragraph 3 of SFAS 115 should be accounted for in accordance with SFAS 115 rather than pursuant to EITF 02-14.  The Company is in the process of evaluating each of these issues and has not determined the impact to its results of operations, statement of financial position or cash flows.

2.   Restatement of Financial Statements

As a result of the Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP (see Note 18) and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, and for the quarters ended March 31, 2002 through September 30, 2003.  The restatement also affected the average number of basic and diluted common shares outstanding by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  This restatement increased net income by $3.8 million, or $0.03 per common share, to $91.1 million for 2002 and reduced net income by $1.1 million, or $0.04 per common share, to $196.8 million for 2001.  The beginning balance in Earnings Reinvested in the Business for 2001 was reduced by $13.8 million to $800.3 million.  The impact to the previously reported unaudited results of the first three quarters of 2003 increased net income for the first three quarters of 2003 by $3.1 million to $164.0 million. The Company also adjusted its unaudited consolidated financial statement information for the fiscal year ended December 31, 2003, that was previously contained in the March 16, 2004 and February 10, 2004 Current Reports on Form 8-K, reducing net income for the fiscal year ended December 31, 2003 by $4.4 million, or $0.04 per common share, to $148.5 million.

The consolidated opening balace sheet for the earliest period presented has been restated. Earnings Reinvested in the Business was reduced by $13.8 million to reflect certain accounting adjustments primarily related to the Company’s Supplemental Executive Retirement Plan (SERP) and taxes related to non-deductible expenses.  Other Paid-in Capital, Net of Treasury Stock, was increased by $46.2 million to reflect certain executive and director stock plans as equity, with a corresponding reduction in Deferred Credits and Other – Other.  Accumulated Other Comprehensive Income was reduced by $2.4 million to reflect certain accounting adjustments related to the Company’s Supplemental Executive Retirement Plan.

As a result of the foregoing factors, the Company’s unaudited condensed consolidated financial statements for the first three quarters of fiscal year 2003 will be restated and its consolidated financial statements for fiscal years 2002 and 2001 have been restated from amounts previously reported.  In addition, quarterly data for 2002 presented in Selected Quarterly Financial Information (Unaudited) have been restated from amounts previously reported.  The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the years ended December 31, 2002 and 2001 and Consolidated Balance Sheet as of December 31, 2002 on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to previously-released consolidated financial statements:

	Net Income Increase (Decrease)

	For the years ended December 31,

Description of Adjustment ($ in millions)	2003 (1)	2002	2001	Periods prior to 2001

Stock distributions (2)	$—	$3.0	$1.0	$—
Supplemental Executive Retirement Plan (3)	4.1	3.8	(0.8)	(19.0)
Stock incentive units (4)	(3.4)	0.4	—	—
Accrued expenses (5)	(2.9)	(0.1)	(1.0)	(0.3)

Sub-total pre-tax impact	(2.2)	7.1	(0.8)	(19.3)

Income taxes on non-deductible costs (6)	(4.2)	(0.4)	(0.5)	(1.2)
Income tax reserve adjustment (7)	1.1	—	—	—
Income taxes (8)	0.9	(2.9)	0.2	6.7

Total Net Income Impact (9)	$(4.4)	$3.8	$(1.1)	$(13.8)

(1) As originally reported by the Company in the March 16, 2004 and February 10, 2004 Current Reports on Form 8-K.

(2) Reflects adjustment to record income for stock dividends received that had originally been recorded entirely as a return of capital.

Consolidated Statement of Results of Operations: Adjustment increased Investment Income by the amounts set forth in this table.

Consolidated Balance Sheet: At December 31, 2003 and 2002, adjustment increased Private Securities Under the Cost Method by $4.0 million and increased Accrued Taxes by approximately $1.6 million.

(3) Reflects adjustment to record a settlement of the Company's Supplemental Executive Retirement Plan for certain executives in 1997 and 2000 which had not been previously recorded, to include in the plan an executive who had not been previously considered a plan participant, and to record the proper treatment for Company assets previously thought to be segregated and restricted solely for purposes of funding this plan.  Adjustments made subsequent to 2000 reflect revisions to actuarial computations to consider impact of those settlements on future actuarial calculations for the plan.

Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Operation and Maintenance expense by approximately $3.9 million in 2003, $3.5 million in 2002, $(1.1) million in 2001, and $(21.5) million in prior periods.  Adjustment also increased Investment Income by approximately $0.2 million in 2003, $0.3 million in 2002 and 2001, and $2.4 million in prior periods.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Deferred Credits and Other – Other by $13.5 million, Other Assets – Other by $13.3 million, Accumulated Other Comprehensive Income by $6.2 million, Accrued Taxes by $1.0 million, Deferred Taxes by $1.0 million and Other Current Assets by $0.2 million.  At December 31, 2002, adjustment increased Deferred Credits and Other – Other by $19.0 million, Other Current Assets by $0.1 million, Accrued Taxes by $0.6 million, and reduced Accumulated Other Comprehensive Income by $2.3 million, Deferred Taxes by $7.3 million and Other Assets – Other by $0.6 million.

Consolidated Statement of Shareholders’ Equity:  At January 1, 2001, adjustment decreased Earnings Reinvested in the Business by $12.4 million and Accumulated Other Comprehensive Income by $2.4 million.

(4) Reflects adjustment to record outstanding stock incentive units at fair value at each balance sheet date following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002, that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations:  Adjustment increased Operation and Maintenance expense by $3.4 million in 2003 and decreased Operation and Maintenance expense by $0.4 million in 2002.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Other Paid-in Capital, net of Treasury Stock by $8.8 million, Other Assets – Other by $1.1 million, and reduced Deferred Credits and Other – Other by $5.7 million, Deferred Taxes by $0.2 million and Other Current Assets by $0.1 million.  At December 31, 2002, adjustment increased Other Paid-in Capital, net of Treasury Stock by $8.4 million, and reduced Deferred Credits and Other – Other by $8.8 million and Other Assets – Other by $0.1 million.

(5) Reflects adjustment to record accrued expenses in the period in which these items were incurred.

Consolidated Statement of Results of Operations:  Adjustment increased Other Income by $0.8 million and Operation and Maintenance expense by $3.5 million, and reduced Investment Income by $0.3 million and General Taxes by $0.1 million for 2003; decreased Other Income by $0.1 million in 2002; and increased Operation and Maintenance expense by $0.9 million, and reduced Investment Income by $0.1 million in 2001.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Accounts Payable by $4.6 million, Accounts Receivable by $0.8 million, Current Assets - Other by $0.9 million, and reduced Accrued Taxes by $0.6 million and Other Assets – Other by $0.2 million.  At December 31, 2002, adjustment increased Accounts Payable by $1.2 million, and reduced Accrued Taxes by $0.4 million and Current Assets – Other by $0.1 million.

(6) Reflects adjustment to record tax expense for non-deductible costs not previously considered and provisions for estimated tax exposures.

Consolidated Statement of Results of Operations:  Adjustment increased Income Tax expense by the amounts set forth in this table.

Consolidated Balance Sheet:  At December 31, 2003, adjustment increased Accrued Taxes by $6.7 million.  At December 31, 2002, adjustment increased Accrued Taxes by $2.4 million.

(7) Reflects tax reserve adjustment to reflect recent favorable settlement with the IRS for prior years’ audit.

Consolidated Statement of Results of Operations:  Adjustment decreased Income Tax expense by the amount set forth in the table.

Consolidated Balance Sheet:  At December 31, 2003, adjustment reduced Accrued Taxes by the amount set forth in the table.

(8) Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Income Tax expense by the amounts set forth in the table.

(9) Total net income cumulative amount for periods prior to 2001 are reflected as a reduction to 2001 beginning Earnings Reinvested in the Business on the Consolidated Balance Sheet.

The following provides comparative financial statements as restated compared to those previously reported.

D P L  I n c .
C o n s o l i d a t e d  S t a t e m e n t  o f  R e s u l t s  o f  O p e r a t i o n s

	For the years ended December 31,

$ in millions except per share amounts	2002 (as previously reported)	2002 (as restated)	2001 (as previously reported)	2001 (as restated)

Revenues
Electric revenues	$1,173.5	$1,173.5	$1,186.2	$1,186.2
Other revenues, net of fuel costs	12.9	12.9	15.6	15.6

Total revenues	1,186.4	1,186.4	1,201.8	1,201.8

Operating Expenses
Fuel	227.0	227.0	232.3	232.3
Purchased power	79.3	79.3	72.7	72.7
Operation and maintenance	159.4	155.6	166.0	168.0
Depreciation and amortization	134.1	134.1	127.3	127.3
General taxes	111.8	111.7	99.8	99.9
Amortization of regulatory assets, net	48.1	48.1	46.9	46.9

Total operating expenses	759.7	755.8	745.0	747.1

Operating Income	426.7	430.6	456.8	454.7

Investment income (loss)	(105.7)	(102.4)	25.2	26.7
Interest expense	(179.4)	(179.4)	(176.5)	(176.5)
Other income (deductions)	(4.0)	(4.1)	2.7	2.5

Income Before Income Taxes and Cumulative Effect of Accounting Change	137.6	144.7	308.2	307.4

Income tax expense	50.3	53.6	111.3	111.6

Income Before Cumulative Effect of Accounting Change	87.3	91.1	196.9	195.8

Cumulative effect of accounting change, net of tax	—	—	1.0	1.0

Net Income	$87.3	$91.1	$197.9	$196.8

Average Number of Common Shares
Outstanding (millions)
Basic	119.1	119.5	119.1	121.7
Diluted	121.9	124.5	126.6	129.2
Earnings Per Share of Common Stock – Basic
Income before cumulative effect of accounting change	$0.73	$0.76	$1.65	$1.61
Cumulative effect of accounting change	—	—	0.01	0.01

Total Basic	$0.73	$0.76	$1.66	$1.62

Earnings Per Share of Common Stock – Diluted
Income before cumulative effect of accounting change	$0.72	$0.73	$1.56	$1.51
Cumulative effect of accounting change	—	—	0.01	0.01

Total Diluted	$0.72	$0.73	$1.57	$1.52

Dividends Paid Per Share of Common Stock	$0.94	$0.94	$0.94	$0.94

D P L  I n c .
C o n s o l i d a t e d   S t a t e m e n t   o f   C a s h   F l o w s

	For the years ended December 31,

$ in millions	2002 (as previously reported)	2002 (as restated)	2001 (as previously reported)	2001 (as restated)

Operating Activities
Net income	$87.3	$91.1	$197.9	$196.8
Adjustments:
Depreciation and amortization	134.1	134.1	127.3	127.3
Amortization of regulatory assets, net	48.1	48.1	46.9	46.9
Deferred income taxes	(51.9)	(50.5)	9.2	9.2
Captive insurance provision	(16.6)	(16.6)	(36.4)	(36.4)
Investment Income	116.7	113.3	(17.6)	(19.0)
Changes in working capital:
Accounts receivable	(2.8)	(1.3)	77.2	71.3
Accounts payable	(12.2)	(12.2)	(30.4)	(29.4)
Accrued taxes payable	9.4	9.8	(49.0)	(40.0)
Accrued interest payable	(0.2)	(0.2)	15.1	15.5
Prepayments	(5.1)	(4.5)	9.9	(4.7)
Inventories	5.5	5.5	(15.5)	(15.5)
Deferred compensation assets	—	(0.3)	2.3	2.7
Deferred compensation obligations	(1.5)	(2.7)	(10.8)	(10.6)
Other	3.0	0.2	(15.8)	(3.8)

Net cash provided by operating activities	313.8	313.8	310.3	310.3

Investing Activities
Capital expenditures	(171.6)	(171.6)	(338.0)	(338.0)
Purchases of fixed income and equity securities	(288.3)	(288.3)	(316.1)	(316.1)
Sales of fixed income and equity securities	310.4	310.4	317.6	317.6
Income taxes from sale of natural gas distribution assets	—	—	(90.9)	(90.9)

Net cash used for investing activities	(149.5)	(149.5)	(427.4)	(427.4)

Financing Activities
Issuance of long-term debt, net of issue costs	—	—	395.9	395.9
Issuance (retirement) of short-term debt, net	(12.0)	(12.0)	12.0	12.0
Retirement of long-term debt	(7.2)	(7.2)	(6.4)	(6.4)
Dividends paid on common stock	(111.8)	(111.8)	(112.0)	(112.0)
Purchase of treasury stock	—	—	(35.8)	(35.8)
Issuance of trust preferred securities by subsidiary, net of issue costs	—	—	289.0	289.0
Redemption of trust preferred securities by subsidiary	—	—	(550.0)	(550.0)

Net cash used for financing activities	(131.0)	(131.0)	(7.3)	(7.3)

Cash and Temporary Cash Investments
Net change	33.3	33.3	(124.4)	(124.4)
Balance at beginning of year	7.5	7.5	131.9	131.9

Balance at end of year	$40.8	$40.8	$7.5	$7.5

Cash Paid During the Year For:
Interest and trust preferred distributions	$172.9	$172.9	$155.1	$155.1
Income taxes	$104.0	$104.0	$193.7	$193.7

D P L  I n c .
C o n s o l i d a t e d   B a l a n c e   S h e e t

	At December 31, 2002

$ in millions	(as previously reported)	(as restated)

Assets
Property
Property, plant and equipment	$4,323.2	$4,323.2
Less: Accumulated depreciation and amortization	(1,722.3)	(1,722.3)

Net property	2,600.9	2,600.9

Current Assets
Cash and temporary cash investments	40.8	40.8
Accounts receivable, less provision for uncollectible accounts of $11.1 as reported and restated	169.4	169.4
Inventories, at average cost	56.1	56.1
Prepaid taxes	46.9	46.9
Other	66.3	66.2

Total current assets	379.5	379.4

Other Assets
Financial assets:
Public securities	175.8	175.8
Private securities under the equity method	370.4	370.4
Private securities under the cost method	477.3	481.4

Total financial assets	1,023.5	1,027.6

Income taxes recoverable through future revenues	34.6	34.6
Other regulatory assets	80.1	80.1
Other	155.6	155.1

Total other assets	1,293.8	1,297.4

Total Assets	$4,274.2	$4,277.7

Note - Reflects adoption of FAS 143 in 2003.

D P L  I n c .
C o n s o l i d a t e d   B a l a n c e   S h e e t

	At December 31, 2002

$ in millions	(as previously reported)	(as restated)

Capitalization and Liabilities
Capitalization
Common shareholders’ equity
Common stock: par value $0.01 per share, 250,000,000 shares authorized, 126,501,404 shares issued and outstanding at December 31, 2002	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	8.4
Warrants	50.0	50.0
Common stock held by employee plans	(89.6)	(89.6)
Accumulated other comprehensive income	0.2	(2.2)
Earnings reinvested in the business	868.0	856.9

Total common shareholders’ equity	829.9	824.8

Preferred stock	23.0	23.0
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.6	292.6
Long-term debt	2,142.3	2,142.3

Total shares subject to mandatory redemption and long-term debt	2,434.9	2,434.9

Total capitalization	3,287.8	3,282.7

Current Liabilities
Current portion – long-term debt	9.1	9.1
Accounts payable	100.3	101.4
Accrued taxes	95.0	99.1
Accrued interest	51.1	51.1
Other	25.9	25.9

Total current liabilities	281.4	286.6

Deferred Credits and Other
Deferred taxes	295.8	288.4
Unamortized investment tax credit	55.1	55.1
Insurance and claims costs	114.3	114.3
Other	239.8	250.6

Total deferred credits and other	705.0	708.4

Contingencies

Total Capitalization and Liabilities	$4,274.2	$4,277.7

Note - Reflects adoption of FAS 143 in 2003.

D P L  I n c .
C o n s o l i d a t e d   S t a t e m e n t   o f   S h a r e h o l d e r s’   E q u i t y
(as previously reported)

	Common Stock		Other Paid-in Capital	Warrants	Common Stock Held by Employee Plans	Accumulated Other Comprehensive Income	Earnings Reinvested In the Business	Total

$ in millions	Outstanding Shares	Amount

Beginning balance	127,774,404	$1.3	$19.5	$50.0	$(100.0)	$107.5	$814.1	$892.4

2001:
Net income							197.9
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(163.1)
Net change in unrealized gains (losses) on foreign currency translation adjustments						(23.0)
Deferred income taxes related to unrealized gains (losses)						65.4
Total comprehensive income								77.2
Common stock dividends							(112.0)	(112.0)
Issuance of securities			(3.3)					(3.3)
Treasury stock	(1,273,000)		(27.1)				(8.8)	(35.9)
Tax benefit on early redemption of trust preferred securities			8.5					8.5
Employee / Director stock plans			2.3		6.5			8.8
Other			0.1				(0.1)

Ending balance	126,501,404	$1.3	$—	$50.0	$(93.5)	$(13.2)	$891.1	$835.7

2002:
Net income							87.3
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(5.2)
Net change in unrealized gains (losses) on foreign currency translation adjustments						25.8
Deferred income taxes related to
Unrealized gains (losses)						(7.2)
Total comprehensive income								100.7
Common stock dividends							(111.8)	(111.8)
Issuance of securities
Employee / Director stock plans					3.9		1.3	5.2
Other							0.1	0.1

Ending balance	126,501,404	$1.3	$—	$50.0	$(89.6)	$0.2	$868.0	$829.9

D P L  I n c .
C o n s o l i d a t e d   S t a t e m e n t   o f   S h a r e h o l d e r s’   E q u i t y
(as restated)

	Common Stock (a)		Other Paid-in Capital	Warrants	Common Stock Held by Employee Plans	Accumulated Other Comprehensive Income	Earnings Reinvested In the Business	Total

$ in millions	Outstanding Shares	Amount

Beginning balance (as restated)	127,774,404	$1.3	$65.7	$50.0	$(100.0)	$105.1	$800.3	$922.4
2001 (as restated)
Net income							196.8
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(163.0)
Net change in unrealized gains (losses) on foreign currency translation adjustments						(23.0)
Deferred income taxes related to unrealized gains (losses)						65.3
Minimum pension liability						0.1
Total comprehensive income								76.2
Common stock dividends (c)							(112.0)	(112.0)
Issuance of securities			(3.3)					(3.3)
Treasury stock (b)	(1,273,000)		(27.1)				(8.8)	(35.9)
Tax benefit on early redemption of trust preferred securities			8.5					8.5
Employee / Director stock plans			4.8		6.5			11.3
Other			0.1					0.1

Ending balance	126,501,404	$1.3	$48.7	$50.0	$(93.5)	$(15.5)	$876.3	$867.3
2002 (as restated)
Net income							91.1
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(5.2)
Net change in unrealized gains (losses) on foreign currency translation adjustments						25.9
Deferred income taxes related to
Unrealized gains (losses)						(7.2)
Minimum pension liability						(0.2)
Total comprehensive income								104.4
Common stock dividends (c)							(111.8)	(111.8)
Issuance of securities
Employee / Director stock plans			(40.3)		3.9		1.3	(35.1)
Other							—	—

Ending balance	126,501,404	$1.3	$8.4	$50.0	$(89.6)	$(2.2)	$856.9	$824.8

3.   Supplemental Financial Information
$ in millions	2003	2002 (as restated)

Cash and temporary cash investments
Cash and cash equivalents	$237.6	$40.8
Short-term investments	100.0	—

Total cash and temporary cash investments	$337.6	$40.8

Inventories, at average cost
Plant materials and supplies	$31.7	$31.7
Fuel	19.7	20.9
Other	0.7	3.5

Total Inventories, at average cost	$52.1	$56.1

Other current assets
Prepayments	$15.7	$9.2
Deposits and other advances	9.6	9.8
Current deferred income taxes	30.5	2.7
Insurance receivable	—	36.3
Other	4.3	8.2

Total other current assets	$60.1	$66.2

Other deferred assets
Trust assets	$46.4	$94.1
Prepaid pension	39.7	38.9
Unamortized loss on reacquired debt	26.6	9.8
Investment in trust	10.4	—
Unamortized debt expense	10.1	9.6
Other	1.1	2.7

Total other deferred assets	$134.3	$155.1

Other current liabilities
Dividends payable	$28.7	$8.1
Customer security deposits and other advances	10.5	13.0
Payroll taxes payable	10.1	—
Other	2.5	4.8

Total other current liabilities	$51.8	$25.9

Other deferred credits
Asset retirement obligations – regulated property	$72.0	$66.1
Trust obligations	65.3	111.9
Retirees health and life benefits	33.7	35.4
Legal reserves	2.1	2.1
Environmental reserves	0.2	0.2
Asset retirement obligations-generation	4.9	32.1
Other	7.0	2.8

Total other deferred credits	$185.2	$250.6

4.   Regulatory Matters

DP&L applies the provisions of SFAS 71 to its regulated operations.  This accounting standard defines regulatory assets that are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities which represent current recovery for expected future costs.

A detailed listing of regulatory assets is itemized on the Consolidated Balance Sheet as “Income taxes recoverable through future revenues” and “Other regulatory assets”.  Regulatory liabilities are included in the Consolidated Balance Sheet caption entitled “Deferred Credits and Other – Other”.

	At December 31,

$ in millions	2003	2002

Regulatory Assets:
Regulatory transition costs	$—	$49.4
Income taxes recoverable through future revenues	43.3	34.6
Electric Choice system costs	18.8	18.6
Regional transmission organization costs	12.2	8.7
Other costs	5.1	3.4

Total regulatory assets	$79.4	$114.7

Regulatory Liabilities:
Asset retirement obligation-regulated property	$72.0	$66.1

Total regulatory liabilities	$72.0	$66.1

Regulatory Assets
Regulatory transition costs - During 1999, legislation was enacted in Ohio which restructured the state’s electric utility industry (the Legislation).  Beginning in 2001, electric generation, aggregation, power marketing and power brokerage services supplied to Ohio retail customers are not subject to regulation by the Public Utilities Commission of Ohio (PUCO).  As required by the Legislation, DP&L filed its transition plan (the Plan) with the PUCO in 1999, which included an application for DP&L to receive transition revenues to recover regulatory assets and other potentially stranded costs.  Final PUCO approval of the Plan was received in September 2000.

The Plan, which began in January 2001, provided for a three-year transition period (the Transition Period) that ended December 31, 2003.  As a result of the PUCO final approval of the Plan and tariff schedules, the application of SFAS 71 was discontinued for generation-related assets. Transmission and distribution services, which continue to be regulated based on PUCO-approved cost based rates, continue to apply SFAS 71.  The Plan, as approved, provided for the recovery of a portion of DP&L’s transition costs, including generation-related regulatory assets, during the transition period.  DP&L did not earn a return on the majority of this regulatory asset.  These costs were fully recovered as of December 31, 2003.

Income taxes recoverable through future revenues represent amounts due from customers for accelerated tax benefits that have been previously flowed through to customers and are expected to be recovered in the future as the accelerated tax benefits reverse.  This item will be recovered over the life of the utility plant.

Electric Choice system costs represent costs incurred to modify the customer billing system for unbundled rates, supplier energy settlements and electric choice bills relative to other generation suppliers.

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization that will control the receipts and delivery of bulk power within the service area.

Other costs include power plant emission fees recovered under a PUCO rate rider, consumer education advertising regarding deregulation and systems upgrade costs incurred to comply with regulatory requirements in the transition period in order to provide for open access.  DP&L is not earning a return on these costs.

Management evaluates its regulatory assets each period and believes its regulatory assets are probable of recovery.

Regulatory Liabilities
Asset retirement obligations reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing regulated transmission and distribution property from service upon retirement.

5.   Income Taxes
	For the years ended December 31,

$ in millions	2003	2002 (as restated)	2001 (as restated)

Computation of Tax Expense
Federal income tax (a)	$75.9	$50.2	$107.3
State income tax	(3.0)	2.0	1.9
Increases (decreases) in tax from-
Depreciation	(2.3)	2.1	4.5
Investment tax credit amortized	(2.9)	(2.9)	(2.3)
Non-deductible compensation	13.4	—	—
Provision in excess of statutory rate (b)	4.6	3.4	1.6
Other, net	(2.2)	(1.2)	(1.4)

Total tax expense (c)	$83.5	$53.6	$111.6

Components of Tax Expense
Taxes currently payable	$65.4	$104.0	$101.0
Deferred taxes—
Regulatory assets	(17.3)	(16.8)	(12.5)
Liberalized depreciation and amortization	(2.2)	5.3	14.8
Fuel and gas costs	—	—	1.1
Insurance and claims costs	27.6	4.3	(0.5)
Investment income (loss)	22.8	(48.8)	(10.0)
Shareholder litigation	(23.2)	—	—
Other	13.3	8.5	20.0
Deferred investment tax credit, net	(2.9)	(2.9)	(2.3)

Total tax expense (c)	$83.5	$53.6	$111.6

Components of Deferred Tax Assets and Liabilities

	At December 31,

$ in millions	2003	2002 (as restated)

Net Non-Current (Liabilities)
Depreciation/property basis	$(426.4)	$(408.7)
Income taxes recoverable	(15.1)	(9.1)
Regulatory assets	(6.2)	(23.6)
Investment tax credit	18.3	19.3
Investment loss	31.2	58.8
Compensation/employee benefits	30.9	49.3
Insurance	2.2	29.5
Other (d)	(8.9)	(3.9)

Net non-current (liability)	$(374.0)	$(288.4)

Net Current Asset
Shareholder Litigation	$26.2	$—
Other	4.3	2.7

Net Current Asset	$30.5	$2.7

(a)	The statutory tax rate of 35% was applied to pre-tax income before preferred dividends.
(b)

The Company has recorded $4.6 million, $3.4 million and $1.6 million, respectively, of tax provision for tax deduction or income position taken in prior tax returns that the Company believes were properly treated on such tax returns but for which it is possible that these positions may be contested.

(c)	Excludes $11.3 million in 2003 and $0.5 million in 2001 of income taxes reported as cumulative effect of accounting change, net of income taxes.
(d)

Other non-current liabilities includes deferred tax assets related to state tax net operating loss carryforwards, net of any related valuation reserves.  These state tax net operating loss carryforwards had valuation reserves of $1.2 million in 2003 and $3.2 million in 2002, respectively.  A substantial majority of these net operating losses expire between 2014 and 2017.

6.   Pension and Postretirement Benefits

DP&L sponsors a defined benefit plan for substantially all its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. The Company funds pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  DP&L has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

DP&L uses a December 31 measurement date for the majority of its plans.

The following tables set forth the Company’s pension and postretirement benefit plans obligations, assets and amounts recorded on the Consolidated Balance Sheet as of December 31.  The amounts presented in the following tables for pension include both the defined benefit pension plan and the Supplemental Executive Retirement Plan in the aggregate.

	Pension		Postretirement

	2003	2002 (as restated)	2003	2002

Change in Projected Benefit Obligation ($ in millions)
Projected Benefit obligation at January 1	$248.5	$256.2	$35.7	$33.0
Service cost	3.3	3.7	—	—
Interest cost	16.3	17.9	2.2	2.4
Actuarial (gain) loss	14.7	(10.7)	(1.1)	3.5
Benefits paid	(18.3)	(18.6)	(3.3)	(3.2)

Projected Benefit obligation at December 31	$264.5	$248.5	$33.5	$35.7

Change in Plan Assets ($ in millions)
Fair value of plan assets at January 1	$247.1	$260.1	$10.7	$10.9
Actual return on plan assets	29.7	5.2	0.3	0.8
Contributions to plan assets	—	—	2.0	2.2
Benefits paid	(17.9)	(18.2)	(3.3)	(3.2)

Fair value of plan assets at December 31	$258.9	$247.1	$9.7	$10.7

Reconciliation to the Consolidated Balance Sheet ($ in millions)
Funded status of the plan	$(5.6)	$(1.4)	$(23.8)	$(25.0)
Unrecognized transition (asset) liability	—	—	0.7	0.9
Unrecognized prior service cost	13.0	15.8	—	—
Unrecognized net (gain) loss	55.2	45.3	(12.4)	(13.0)

Net amount recognized	$62.6	$59.7	$(35.5)	$(37.1)

Total Amounts Recognized in the Consolidated Balance Sheet ($ in millions)
Other assets	$59.1	$56.4	$—	$—
Accumulated other comprehensive income	3.5	3.3	—	—
Other deferred credits	—	—	(35.5)	(37.1)

Net amount recognized	$62.6	$59.7	$(35.5)	$(37.1)

The accumulated benefit obligation for DP&L's defined benefit plans was $254.7 million and $239.4 million at December 31, 2003, and 2002, respectively.

The net periodic benefit (income) cost of the pension and postretirement benefit plans at December 31 were:

	Pension			Postretirement

	2003	2002 (as restated)	2001 (as restated)	2003	2002	2001

Net Periodic Benefit (Income) Cost ($ in millions)
Service cost	$3.3	$3.7	$4.3	$—	$—	$—
Interest cost	16.3	17.9	17.7	2.1	2.4	2.2
Expected return on assets (a)	(25.1)	(30.7)	(32.9)	(0.7)	(0.7)	(0.7)
Amortization of unrecognized:
Actuarial (gain) loss	0.1	(2.7)	(6.4)	(1.3)	(1.2)	(1.6)
Prior service cost	2.8	2.9	3.5	—	—	—
Transition obligation	—	—	—	0.2	2.9	2.9

Net pension benefit (income) cost before adjustments	(2.6)	(8.9)	(13.8)	0.3	3.4	2.8
Special termination benefit cost (b)	—	—	5.3	—	—	—
Curtailment cost (c)	—	—	1.4	—	—	—

Net pension benefit (income) cost after adjustments	$(2.6)	$(8.9)	$(7.1)	$0.3	$3.4	$2.8

(a)

The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-related value systematically over a three-year period.

(b)	In 2001, a special termination benefit cost was recognized as a result of 63 employees who participated in a voluntary early retirement program and retired as of July 1, 2001.
(c)	In 2001, a curtailment cost was recognized as a result of a non-union workforce reduction program that was completed in November 2001.

DP&L’s pension and postretirement plan assets were comprised of the following asset categories at December 31:

	Pension		Postretirement

Asset Category	2003	2002	2003	2002

Common stocks	7%	3%	—	—
Mutual funds	78%	86%	—	—
Cash and cash equivalents	6%	1%	2%	2%
Fixed income government securities	1%	—	98%	98%
Alternative investments	8%	10%	—	—

Total	100%	100%	100%	100%

Plan assets are invested using a total return investment approach whereby a mix of equity securities, mutual funds, fixed income investments, alternative investments, and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the Company’s target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan's funded status and financial condition of the Company.  Investment performance and asset allocation is measured and monitored on an ongoing basis.  At December 31, 2003, $18.8 million of DPL Inc. common stock was held as plan assets.

DP&L’s expected return on plan asset assumptions, used to determine benefit obligations, are based on historical long-term rates of returns on investment, which uses the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors, such as inflation and interest rates, as well as asset diversification and portfolio rebalancing, are evaluated when long-term capital market assumptions are determined.  Peer data and historical returns are reviewed to verify reasonability and appropriateness.

DP&L’s overall expected long-term rate of return on assets is approximately 8.75%.  The expected long-term rate of return is based on the assets as a whole, and not on the sum of the returns on individual asset categories.  This expected return is based exclusively on historical returns, without adjustments.  There can be no assurance of DP&L’s ability to generate that rate of return in the future.

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:

	Pension		Postretirement

Benefit Obligation Assumptions	2003	2002	2003	2002

Discount rate for obligations	6.25%	6.75%	6.25%	6.75%
Increase rate of compensation	4.00%	4.00%	—	—

The weighted-average assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were:

	Pension			Postretirement
Net Periodic Benefit (Income) Cost Assumptions
	2003	2002	2001	2003	2002	2001

Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected rate of return on plan assets	8.75%	9.00%	9.00%	6.75%	7.00%	7.00%
Increase rate of compensation	4.00%	4.00%	4.00%	—	—	—

The assumed health care cost trend rates at December 31 are as follows:

Health Care Cost Assumptions	2003	2002

Health care cost trend rate for coming year	8.00%	8.75%
Ultimate health care cost trend rate	5.00%	5.00%
Ultimate health care cost trend rate – year	2007	2007

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of Change in Health Care Cost Trend Rate ($ in millions)	Increase 1%	Decrease 1%

Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$1.8	$(1.7)

DP&L does not expect to make any contributions to its pension plan in 2004.  The postretirement medical benefit for qualified employees who retired prior to 1987 is expected to be funded in 2004 similar to prior years.

7.   Deferred Compensation Distributions

The Company maintains a Key Employee Deferred Compensation Plan (the DCP) and a 1991 Amended Directors’ Deferred Compensation Plan (the Directors’ DCP and collectively with the DCP, the Deferred Compensation Plans) for certain senior executives, directors and other key employees.  The Deferred Compensation Plans generally enable participants to defer all or a portion of their cash compensation earned in a particular year.  If an individual elects to defer any amount, such deferred amounts are reported as compensation in the year earned and are credited to the individual’s deferred compensation plan account.  The Company has funded its obligations to participants through a trust, which is included in the Consolidated Balance Sheet in “Other Assets – Other.”  Deferred compensation plan account balances accrue earnings based on the investment options selected by the participant.  Interest, dividends and market value changes are reflected in the individual’s deferred compensation plan account.  Deferred compensation plan account balances generally are paid following the termination of the participant’s employment with the Company, in a lump sum or over time as determined by the participant’s deferral election form, and in-service distributions generally are not allowed. In certain circumstances the plan provides for a 10% penalty for early withdrawal.

The Company also has maintained a Management Stock Incentive Plan (the MSIP and together with the Deferred Compensation Plans, the Plans) for key employees selected by the Compensation Committee.  New awards under the MSIP were discontinued in 2000.  Under the MSIP, the Committee granted Stock Incentive Units (SIUs) to MSIP participants, with each SIU representing one DPL common share.  SIUs were earned based on the achievement of performance criteria set by the Compensation Committee and vested over time (subject to acceleration of earning and vesting on the occurrence of certain events or at the discretion of the Company’s Chief Executive Officer or the Compensation Committee).  Earned SIUs were credited to a participant’s account under the MSIP and accrue dividends like DPL common shares.  Under the MSIP, earned and vested SIUs are to be paid in DPL common shares in a lump sum or over time as determined by the participant’s deferral election form.

The Compensation Committee has the authority to amend, modify or terminate each Plan.

The Company also maintains a Supplemental Executive Retirement Plan(SERP). In 2000, in anticipation of the possible acquisition of the Company, the participation by certain employees (including Mr. Koziar and Ms. Muhlenkamp) in the Company’s SERP terminated.  The present value of each employee’s accrued benefit under the SERP as determined by the Company's actuary ($3.5 million for Mr. Koziar and $1.4 million for Ms. Muhlenkamp) was then credited to each employee's deferred compensation plan account. Subsequently, in April 2003, as Mr. Koziar and Ms. Muhlenkamp had continued their employment with the Company and no acquisition of the Company had occurred, the Compensation Committee approved discretionary payments to these individuals.  The discretionary payments were calculated as if Mr. Koziar and Ms. Muhlenkamp continued to participate in the SERP through April 30, 2003.  The discretionary payments made in 2003 were $1.9 million for Mr. Koziar and $3.4 million for Ms. Muhlenkamp.

In April 2003, the Compensation Committee also approved a discretionary payment to Mr. Forster.  Mr. Forster elected to have this amount credited to his deferred compensation plan account.  The discretionary payment, in the amount of $4.9 million, was calculated as if Mr. Forster continued to participate in the SERP through April 30, 2003.  Mr. Forster’s participation in the SERP was terminated in 1997 upon his retirement from the Company.

Pre-tax distributions of $7.1 million, $9.7 million and $16.3 million were made from their deferred compensation plan accounts to Mr. Forster, Mr. Koziar and Ms. Muhlenkamp, respectively, in December 2003.

The Company has initiated legal proceedings challenging the propriety of those distributions.  (See Note 16 of Notes to Consolidated Financial Statements.)

8.   Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 126,501,404 are outstanding.  DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2003.  The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

Through December 31, 2003, DPL repurchased 6.3 million shares under an authorized share repurchase program of up to 6.6 million shares.  These shares are held as treasury stock. There was no repurchase activity during 2003.

In September 2001, DPL’s Board of Directors renewed DPL’s Shareholder Rights Plan, attaching one right to each DPL common share outstanding at the close of business on December 13, 2001.  The rights separate from the common shares and become exercisable at the exercise price of $130 per right in the event of certain attempted business combinations.  The renewed plan expires on December 31, 2011.

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (KKR).  As part of this recapitalization transaction, 31.6 million warrants were issued.  These warrants were sold for an aggregate purchase price of $50 million. The warrants are exercisable, in whole or in part, for common shares at any time during the twelve-year period commencing on March 13, 2000.  Each warrant is exercisable for one common share, subject to anti-dilution adjustments.  The exercise price of the warrants is $21.00 per common share, subject to anti-dilution adjustments.

In addition, in the event of a declaration, issuance or consummation of any dividend, spin-off or other distribution or similar transaction by DPL of the capital stock of any of its subsidiaries, additional warrants of such subsidiary will be issued to the warrant holder so that after the transaction, the warrant holder will have the same interest in the fully diluted number of common shares of such subsidiary the warrant holder had in DPL immediately prior to such transaction.

Pursuant to the warrant agreement, DPL has reserved authorized common shares sufficient to provide for the exercise in full of all outstanding warrants.

DPL has a leveraged Employee Stock Ownership Plan (ESOP) to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to full-time employees.  Common shareholders’ equity is reduced for the cost of 4.2 million unallocated shares held by the trust and for 2.7 million shares related to other employee plans.  These shares reduce the number of common shares used in the calculation of earnings per share.

Dividends received by the ESOP for unallocated shares are used to repay the principal and interest on the ESOP loan to DPL.  As debt service payments are made on the loan, shares are released on a pro-rata basis.  Dividends on the allocated shares are charged to retained earnings.

Cumulative shares allocated to employees and outstanding for the calculation of earnings per share were 2.8 million in 2003; 2.5 million in 2002 and 2.3 million in 2001.  Compensation expense, which is based on the fair value of the shares allocated, amounted to $2.8 million in 2003, $2.5 million in 2002 and $4.7 million in 2001.

9.   Preferred Stock
DPL:

Series B, no par value, 8,000,000 shares authorized, 6,600,000 shares outstanding.  As part of DPL’s 2000 recapitalization, 6.8 million shares of  voting preferred securities, redeemable par value of $0.01 per share, were issued at an aggregate purchase price of $68 thousand.  During 2001, DPL redeemed 200,000 shares.  These preferred securities carry voting rights for up to 4.9% of DPL’s total voting rights and the nomination of one Board seat.

DP&L:	$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

Preferred Stock	Rate	Current Redemption Price	Current Shares Outstanding	Par Value At December 31, 2003 and 2002 ($ in millions)

DPL Series B	0.00%	$0.01	6,600,000	$0.1
DP&L Series A	3.75%	$102.50	93,280	9.3
DP&L Series B	3.75%	$103.00	69,398	7.0
DP&L Series C	3.90%	$101.00	65,830	6.6

Total Preferred Stock				$23.0

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company KKR.  As part of DPL’s 2000 recapitalization transaction, trust preferred securities sold to KKR had an aggregate face amount of $550 million, and were issued at an initial discounted aggregate price of $500 million, with a maturity of 30 years (subject to acceleration six months after the exercise of the warrants), and distributions at a rate of 8.5% of the aggregate face amount per year.  DPL recognized the entire trust preferred securities original issue discount of $50 million in 2000.  The proceeds from this recapitalization were used to finance generation expansion, repurchase 31.3 million shares of DPL Inc. common stock, and reduce outstanding short-term debt.

In August 2001, DPL issued $300 million of trust preferred securities to institutional investors at 8.125% and $400 million of senior unsecured notes at 6.875%.  The trust preferred securities have a term of 30 years and the senior unsecured notes have a term of 10 years.  The proceeds from the sale of these securities were used to redeem $550 million of the 8.5% trust preferred securities and for general corporate purposes, including the retirement of short-term debt.  In the fourth quarter of 2003, DPL adopted FIN46R and deconsolidated the DPL Capital Trust II which resulted in transferring the trust preferred securities to the DPL Capital Trust II and establishing a note to Capital Trust II for $300 million at 8.125%.

The voting preferred shares (DPL Series B) are not redeemable, except at the option of the holder.  DPL will redeem such number so that at no time will the holder and its affiliates maintain an ownership interest of greater than 4.9% of the voting rights of DPL.  DPL Series B preferred shares may only be transferred or otherwise disposed of together with a corresponding number of warrants, unless the holder and its affiliates hold a greater number of warrants than DPL Series B preferred shares, in which case the holder may transfer any such excess warrants without transferring DPL Series B preferred shares.  If the holder of a warrant wishes to exercise warrants that are not excess warrants, DPL will redeem simultaneously with the exercise of such warrants an equal number of DPL Series B preferred shares held by such holder.  The redemption price for the DPL Series B preferred shares is equal to the sum of (i) $0.01 per share plus (ii) any accumulated and unpaid dividends.

FASB issued the Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) in 2003.  SFAS 150 established standards for the classification and measurement of certain financial instruments with both liability and equity characteristics.  This standard required DPL to classify its mandatorily redeemable trust preferred securities as long-term debt.

The DP&L preferred stock may be redeemed at the option of the Company at the per share prices indicated, plus cumulative accrued dividends.

As long as any DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1.2 million.  As of year-end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.  DPL records dividends on preferred stock of DP&L as part of interest expense.

10.   Long-term Debt, Notes Payable, and Compensating Balances
	At December 31,

$ in millions	2003	2002

First mortgage bonds maturing:
2024-2026 - 8.01% (a)	$—	$446.0
2013 - 5.125%	470.0	—
Pollution control series maturing through 2027 - 6.43% (a)	104.8	105.1

	574.8	551.1

Note to Capital Trust II 8.125% due 2031	300.0	—
Guarantee of Air Quality Development Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Senior Notes 6.82% Series due 2004 (b)	—	500.0
Notes maturing through 2007 - 7.83%	45.0	55.0
Obligation for capital lease	4.3	4.7
Unamortized debt discount and premium (net)	(4.4)	(3.5)

Total	$1,954.7	$2,142.3

(a)	Weighted average interest rates for 2003 and 2002.
(b)	In September 2002, the interest rate adjusted from 6.67% to 6.82%. In 2003, $500 million was classified to current liabilities

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes and the capital lease are $511.1 million in 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date, and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The $446 million of first mortgage bonds were called by DP&L on September 30, 2003, for redemption on October 30, 2003.  The 5.125% Series due 2013 have not been registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring DP&L to pay additional interest if the securities remain unregistered after 180 days from issuance.  The sale of the bonds was not registered and, as a result, the Company is required to pay additional interest of 0.50% until an exchange offer for these securities is registered with the SEC.

During 2001, DPL issued $400 million principal amount of 6.875% series senior unsecured notes due 2011.  The issuance was part of a refinancing in which the proceeds were used to redeem $550 million of 8.5% trust preferred securities and for general corporate purposes including the retirement of short-term debt.

In the fourth quarter of 2003, DPL adopted FIN 46R, which required the deconsolidation of the DPL Capital Trust II.  This adoption resulted in the $300 million of 8.125% trust preferred securities to be transferred to the trust and established a note to the trust for $300 million at 8.125%.

In December 2003, DPL entered into a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the retirement of the 6.82% Senior Notes due 2004, if needed.  At December 31, 2003, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% series notes.  In May 2004, the Company elected to terminate the term loan agreement.

In December 2003, DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements. The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and tax (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million.  The Company had no outstanding borrowings under its revolving credit facility and no outstanding commercial paper balances at year-end 2003 or 2002.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2003, DP&L had no outstanding letters of credit.

In March 2004, DPL completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except for a make-whole payment at the adjusted treasury rate plus 0.25%.  The proceeds from these notes were used to provide partial funding for the redemption of $500 million of the 6.82% Senior Notes due April 2004.  The 6.82% Senior Notes were redeemed on April 6, 2004.

The 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more. The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to file an exchange offer registration statement and to have a registration statement declared effective according to this timeline. As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum. As each violation is cured, the additional interest rate may decrease by 0.5%.

The terms of the private placement also required the Company to file this Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date this Form 10-K was filed with the SEC.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the DP&L’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility were approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L's revolving credit agreement. DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which is set to expire on November 5, 2004. DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under both the term loan and DP&L’s previous revolving credit facility; however, the

Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements, although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all default conditions have been remedied.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

11.   Employee Stock Plans

In 2000, DPL’s Board of Directors adopted and its shareholders approved The DPL Inc. Stock Option Plan.  The plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  On February 1, 2000, options were granted at an exercise price of $21.00, which was above the market price of $19.06 per share on that date.  The exercise price of options granted after that date approximated the market price of the stock on the date of grant.  Options granted in 2000 and 2001 represent three-year awards, which vest over five years from the grant date, and expire ten years from the grant date.  Options granted in 2002 vest over three years and expire ten years from the grant date.  Options granted in 2003 vest in five years and expire ten years from the grant date.  At December 31, 2003, there were 1,039,832 options available for grant.

Summarized stock option activity was as follows:

	2003	2002 (as restated)	2001

Options:
Outstanding at beginning of year	7,143,500	7,232,500	7,610,000
Granted (a)	100,000	700,000	127,500
Exercised	—	—	—
Forfeited	(283,332)	(789,000)	(505,000)

Outstanding at year-end	6,960,168	7,143,500	7,232,500
Exercisable at year-end	—	—	—

Weighted average option prices per share:
Outstanding at beginning of year	$21.05	$21.99	$22.10
Granted	$15.88	$14.95	$27.17
Exercised	—	—	—
Forfeited	$25.04	$21.96	$24.97
Outstanding at year-end	$20.81	$21.05	$21.99
Exercisable at year-end	—	—	—

(a)

The Company originally granted options during 2002 to Mr. Peter H. Forster that caused the number of options to be held by Mr. Forster to exceed the maximum number allowed to be held by one participant under the option plan approved by the shareholders.  Therefore, 200,000 options representing the excess over the allowable maximum have been revoked. As a result of the lawsuit filed by the Company, DP&L and MVE against Mr. Forster, the Company seeks to revoke other options.

The weighted-average fair value of options granted was $2.68, $2.56 and $3.47 per share in 2003, 2002 and 2001, respectively.  The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model utilizing the following assumptions:

	2003	2002	2001

Volatility	24.0%	24.0%	18.5%
Expected life (years)	8.0	8.0	5.1
Dividend yield rate	4.5%	4.3%	3.6%
Risk-free interest rate	3.7%	3.4%	4.5%

The following table reflects information about stock options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price

$14.95-$21.00	6,531,668	6.4 years	$20.27	—	—
$21.01-$29.63	428,500	6.8 years	$29.07	—	—

12.   Ownership of Facilities

DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2003, DP&L had $146 million of construction in progress at such facilities.  DP&L’s share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

DP&L’s undivided ownership interest in such facilities at December 31, 2003, is as follows:

	DP&L Share		DP&L Investment

	Ownership (%)	Production Capacity (MW)	GrossPlant In Service ($ in millions)

Production Units:
Beckjord Unit 6	50.0	207	$60
Conesville Unit 4	16.5	129	31
East Bend Station	31.0	186	178
Killen Station	67.0	402	381
Miami Fort Units 7&8	36.0	360	160
Stuart Station	35.0	820	276
Zimmer Station	28.1	365	1,000

Transmission (at varying percentages)			88

13.   Business Segment Reporting

DPL is a diversified, regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  DPL is managed through two operating segments: Electric and the Financial Asset Portfolio. Electric represents assets and related costs associated with DPL’s transmission and distribution and base load and peaking generation operations.  MVE, Inc. (MVE), a wholly-owned subsidiary, is responsible for the management of the financial asset portfolio. The financial asset portfolio seeks to maximize investment income within acceptable risk parameters and to ensure that the energy business can meet its capital and liquidity needs.  The caption, Other, includes street lighting services and other peripheral businesses that are not directly related to the operations of the other segments.  On June 30, 2001, DPL sold substantially all of its customer contracts at its natural gas supply management subsidiary.  The sale of these contracts did not have a material effect on overall results.

The Company evaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate to begin reporting its Financial Asset Portfolio as a separate operating segment because of the increased executive-level attention and emphasis on financial reporting during 2003. Prior periods have been conformed to the current year’s presentation.

	For the years ended December 31,

$ in millions	2003	2002 (as restated)	2001 (as restated)

Revenues
Electric	$1,181.0	$1,173.5	$1,186.2
Other	10.0	12.9	15.6

Total revenues	$1,191.0	$1,186.4	$1,201.8

Operating income
Electric	$418.6	$433.9	$448.2
Other (b)	(46.7)	(3.3)	6.5

Total operating income	$371.9	$430.6	$454.7

Investment income (loss)
Financial asset portfolio income (loss)	$30.7	$(139.7)	$52.6
Less: management fees	18.7	21.3	21.4

Net financial asset portfolio income (loss) (a)	12.0	(161.0)	31.2
Interest rate hedges	21.2	—	—
Management fees included in other income (deductions)	18.7	21.3	21.4
GAAP Adjustments & other	23.9	37.3	(25.9)

Investment income (loss)	$75.8	$(102.4)	$26.7

Depreciation and amortization
Electric	$136.0	$130.2	$118.8
Financial asset portfolio	—	—	—
Other	2.9	3.9	8.5

Total	$138.9	$134.1	$127.3

Expenditures – construction additions
Electric	$100.8	$163.3	$334.5
Financial asset portfolio	—	—	—
Other	1.4	2.6	4.4

Total	$102.2	$165.9	$338.9

Assets
Electric	$2,982.1	$3,079.5	$3,070.3
Financial asset portfolio (a)	1,118.9	1,018.7	1,129.1
Other	47.1	23.3	18.3
Unallocated corporate assets	415.7	138.0	130.8
Adjustments to reconcile segment assets to total assets (c)	(119.1)	18.2	22.3

Total assets	$4,444.7	$4,277.7	$4,370.8

(a)

These amounts reflect non-GAAP internal management presentations. For internal reporting purposes, private equity securities are accounted for the same as public securities. For GAAP purposes, the private equity securities are accounted for as either cost or equity method investments. Investment income represents sales of public securities, dividends and other interest and investment income.  Financial asset portfolio income (loss) is comprised of investment income less associated management fees.

(b)	Includes unallocated corporate items.

(c)	Represents amounts necessary to reconcile results from Company non-GAAP internal management reports to consolidated GAAP results for the financial asset portfolio segment.

14.   Financial Instruments

The fair value of DPL’s financial instruments is based on current public market prices, discounted cash flows using current rates for similar issues with similar terms and remaining maturities or independent party valuations, which are believed to approximate market.  The table below presents the fair value, unrealized gains and losses, and cost of these instruments at December 31, 2003, and 2002.

	At December 31,

	2003					2002 (As Restated)

		Gross Unrealized					Gross Unrealized

		Gains	Losses				Gains	Losses

$ in millions	Fair Value		less than 12 months	more than 12 months	Cost	Fair Value		less than 12 months	more than 12 months	Cost

Assets
Public Securities
Available-for-sale Securities	$156.2	$9.7	$(0.1)	$(3.6)	$150.2	$218.5	$3.3	$(5.2)	$(1.9)	$222.3
Other	0.2	—	(0.2)	—	0.4	—	—	—	—	—
Held-to-maturity Debt securities (a)	30.6	0.2	—	—	30.4	51.4	1.4	—	—	50.0
Private Securities
Cost method	500.7				477.8	481.4				478.9
Equity method	343.9				326.6	370.4				370.9

Total assets	$1,031.6				$985.4	$1,121.7				$1,122.1

Liabilities
Long-term debt (b)	$2,620.0				$2,465.8	$2,259.2				$2,151.4
Capitalization
Unallocated shares In ESOP	$88.6				$54.1	$69.6				$57.9
Other	$—				$—	$0.3				$0.3

(a) Maturities range from 2004 to 2033.
(b) Includes current maturities.

Realized gains and (losses) for available-for-sale securities were $4.9 million and $(1.2) million in 2003, $2.3 million and $(5.0) million in 2002, and $34.1 million and $(5.4) million in 2001, respectively.

In the normal course of business, DPL enters into various financial instruments, including derivative financial instruments.  These instruments consist of forward contracts and options that are used to reduce the Company’s exposure to changes in energy and commodity prices.  These financial instruments are designated at inception as highly effective cash-flow hedges and are measured for effectiveness both at inception and on an ongoing basis, with gains or losses deferred in Accumulated Other Comprehensive Income until the underlying hedged transaction is realized, canceled or otherwise terminated.  The forward contracts and options generally mature within twelve months.

15.   Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

In 2003, approximately 38 million warrants and stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive.  For the years 2002 and 2001, approximately 19 million and 0.5 million warrants and stock options were excluded, respectively, because they were anti-dilutive. These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	2003			2002 (as restated)			2001 (as restated)

$ in millions except per share amounts	(a) Income	Shares	Per Share	Income	Shares	Per Share	(a) Income	Shares	Per Share

Basic EPS	$131.5	119.8	$1.10	$91.1	119.5	$0.76	$195.8	121.7	$1.61
Effect of Dilutive Securities:
Stock Incentive Units		1.8			2.2			—
Warrants	—	—			2.5			6.6
Stock options		0.1			0.3			0.9

Diluted EPS	$131.5	121.7	$1.08	$91.1	124.5	$0.73	$195.8	129.2	$1.51

(a) Income before cumulative effect of accounting change

16.   Commitments and Contingencies

Contingencies
In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  (See Note 3 of Notes to Consolidated Financial Statements.)  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2003, cannot be reasonably determined.

Environmental Matters
DPL and its subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, DP&L has investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a number of sites pursuant to state and federal laws.  DP&L records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

Legal Matters
On November 6, 2003, the Company and certain of its present and former officers and directors reached an agreement in principle with plaintiffs to settle the DPL Inc. Securities Litigation, and the shareholder class and derivative actions filed against them in Federal and Ohio state courts (the Global Settlement).  The Company agreed to pay $70.0 million and certain of the Company’s liability insurers (the Insurers) agreed to pay $65.5 million to settle the DPL Inc. Securities Litigation and the state shareholder class actions.  The Insurers agreed to pay $4.5 million to settle the derivative actions.  In addition, PwC agreed to pay $5.5 million to settle all claims against it on a global basis.  The Global Settlement was subject to approval by the Courts in which the actions were pending after notice to shareholders and class members and fairness hearings before the courts. On December 22, 2003, the Global Settlement was approved in total by the Court of Common Pleas, Hamilton County, Ohio.  The U.S. District Court for the Southern District of Ohio approved the Global Settlement except for the petition for plaintiffs’ attorneys’ fees.  As a result of the settlement, an after-tax charge of approximately $0.39 per share was recorded in the fourth quarter of 2003.  On March 8, 2004, the U.S. District Court for the Southern District of Ohio approved in part the plaintiffs’ petition for plaintiffs’ attorneys’ fees. On May 24, 2004, in accordance with the terms of the Global Settlement, the amounts owed by the Company and the amounts owed by the Company’s liability insurers pursuant to Global Settlement were paid for ultimate distribution to the class.  On August 13, 2004, as to state court and August 16, 2004, as to federal court, plaintiffs filed a motion seeking court approval of the distribution of the Global Settlement funds.

On June 7, 2004, the plaintiffs in the action in the Court of Common Pleas of Hamilton County, Ohio, filed a motion for an Order of Contempt, Disgorgement and Recission against defendants Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar Jr.  In their motion, plaintiffs claimed that defendants Forster, Muhlenkamp and Koziar breached the Global Settlement and caused DPL and its board of directors to breach the Global Settlement, by causing the Company to distribute to defendants Forster, Muhlenkamp and Koziar approximately $33 million in deferred compensation in December 2003 without proper board approval.  Plaintiffs sought, among other things, disgorgement of monies received by defendants Forster, Muhlenkamp and Koziar and recission of the reinstatement of the stock incentive and benefits plans.  On June 28, 2004, the Company filed a Motion to Strike the plaintiffs’ motion alleging, among other things, that the motion was procedurally defective.  Further, on July 22, 2004, the Company filed a Motion for Preliminary Injunction in the U.S. District Court to enjoin the Motion for an Order of Contempt, Disgorgement and Recission.  On August 2, 2004, plaintiffs filed their opposition to defendants’ Motion to Strike and filed their opposition to the Motion for a Preliminary Injunction on August 13, 2004.    On or about October 4, 2004 the U.S. District Court ruled the distribution of the federal class settlement fund to approved claimants would proceed immediately and that plaintiffs would withdraw their Motion for Contempt in state court.  This withdrawal was completed on October 4, 2004 and the state court ordered the distribution of the state class settlement fund to approved claimants.

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DP&L and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DP&L and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DP&L and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp objected to these motions.  The court has not yet ruled on the defendants’ motions.

On August 24, 2004, the Company, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the amendments and the propriety of the distributions and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts. The Company, DPL and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches. At this time, defendants Forster, Koziar and Muhlenkamp have not yet responded to the Complaint. The Company continues to evaluate all of these matters and is considering other claims against Mr. Forster, Mr. Koziar and/or Ms. Muhlenkamp that include, but are not limited to, breach of fiduciry duty or other claims relating to personal and Company investments, the calculation of benefits under the SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company as its legal counsel.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L must file this plan within 120 days of the filing of its Form 10-K with the SEC.  The Company and DP&L intend to comply with this order and to cooperate with the PUCO’s continuing investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers. Under applicable rules, DPL will lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder. However, DPL may delay the requirement to become registered so long as it files a good faith application seeking an order of exemption from the Securities and Exchange Commission. DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application. DPL believes it has a good faith basis for seeking an order of exemption and expects to make a filing seeking that order within the 30 day period. DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company that it has initiated an inquiry involving matters connected to the Company’s internal investigation.  The Company is cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

On December 12, 2003, the Office of Federal Contract Compliance Programs (OFCCP) notified DP&L by letter alleging it had discriminated in the hiring of meter readers during 2000-2001 by utilizing credit checks to determine if applicants had paid their electric bills.  On February 12, 2004 DP&L and the OFCCP entered into a Conciliation Agreement whereby DP&L agreed to distribute approximately $0.2 million in back pay to certain affected applicants.  DP&L has completed these payments to the affected applicants.

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station. The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million. On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest. On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter has been remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004 and the decision is pending.

Long-term Obligations and Commercial Commitments
DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations. The following table outlines DPL’s obligations at December 31, 2003:

	Payment Year

Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total

Long-term debt	$510.4	$27.8	$551.6	$1,371.0	$2,460.8
Capital lease	0.7	1.4	1.4	1.5	5.0
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	237.6	152.7	80.4	127.5	598.2
Other long-term obligations	10.1	14.9	1.0	—	26.0

Total long-term obligations	$759.6	$197.2	$634.4	$1,500.0	$3,091.2

Long-term debt:

Long-term debt as of December 31, 2003, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes, mandatorily redeemable trust preferred securities and includes current maturities.  (See Note 10 of Notes to Consolidated Financial Statements.)

Capital lease:
As of December 31, 2003, the Company had one capital lease that expires September 2010.

Operating leases:
As of December 31, 2003, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:
As of December 31, 2003, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments which may affect the liquidity of its operations.

	Expiring Year

Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total

Credit facilities	$150.0	$150.0	$—	$—	$300.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	60.6	149.2	109.5	—	319.3

Total commercial commitments	$210.6	$317.0	$109.5	$—	$637.1

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  At December 31, 2003, there were no borrowings outstanding under this credit agreement.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  The new facility may be increased to up to $150 million.

DPL had a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the redemption of the 6.82% series Senior Notes due 2004, if needed.  At December 31, 2003, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% series Senior Notes.  In May 2004, the Company elected to terminate the term loan agreement.

Guarantees:
DP&L owns a 4.9% equity ownership interest in an electric generation company. As of

December 31, 2003, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At December 31, 2003, DPL could be required to invest up to an additional $319.3 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

17.   Certain Relationships and Related Transactions

On March 13, 2000, Dayton Ventures, Inc. and Dayton Ventures LLC, affiliates of Kohlberg Kravis Roberts & Co. LLC (KKR), purchased a combination of trust preferred securities issued by a trust established by DPL, voting preferred shares of DPL and warrants to purchase common shares of DPL for an aggregate of $550 million. The trust preferred securities were redeemed at par in 2001 with proceeds of a new issuance of trust preferred securities and DPL Senior Notes. The 6.6 million Series B voting preferred shares have voting power not exceeding 4.9% of the total outstanding voting power of DPL’s voting securities and were purchased by Dayton Ventures LLC for an aggregate purchase price of $68 thousand. The warrants to purchase 31.6 million common shares (representing approximately 19.9% of the common shares then outstanding) have a term of 12 years, an exercise price of $21 per share, and were purchased by Dayton Ventures LLC for an aggregate purchase price of $50 million. DPL has agreed to pay KKR an annual management, consulting and financial services fee of $1.0 million. The agreement also states that the Company will provide KKR with an opportunity to provide investment banking services on such terms as the parties may agree and at such time as any such services may be required.  The Company has agreed to reimburse KKR and their affiliates all reasonable expenses incurred in connection with the services provided under this agreement, including travel expenses and expenses of its counsel.  At December 31, 2003, DPL had paid KKR the annual $1.0 million management, consulting and financial services fee, paid $2.0 million in fees relating to managing KKR-sponsored investment funds, and subscribed to invest up to $190 million over time in KKR-sponsored investment funds.

The Securityholders and Registration Rights Agreement among DPL, DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc. gives affiliates of KKR the right to designate one person for election to, and one person to attend as a non-voting observer at all meetings of the DPL and DP&L Boards of Directors for as long as Dayton Ventures LLC and its affiliates continue to beneficially own at least 12.64 million common shares of DPL, including shares issuable upon exercise of warrants.  Scott M. Stuart, a director during fiscal 2003, and George R. Roberts, a non-voting observer, were the KKR designees in 2003 pursuant to this agreement.  Mr. Stuart resigned from the Board and Mr. Roberts ceased to be a non-voting observer of the Board as of April 2004.

In 1996, the Company entered into a consulting contract pursuant to which Peter H. Forster agreed to (i) serve, in a non-employee capacity, as Chairman of the Board of Directors of the Company, DP&L and MVE, a subsidiary of the Company that is primarily responsible for the management of the Company’s financial asset portfolio, and as Chairman of the Executive Committee of the Board of Directors of the Company and (ii) provide advisory and strategic planning consulting services.  The consulting contract automatically renewed for a one-year term on each December 31 unless either party gave at least 15 months’ written notice of nonrenewal.  The consulting contract would have continued for at least 36 months following a change of control.  The Company was also obligated to require any successor to all or substantially all of its business or assets to assume the consulting contract.  In April 2003, Mr. Forster’s Consulting Agreement was modified to amend Annex A to his agreement (regarding the MVE Incentive Program, described below).

For his service as Chairman, Mr. Forster’s contract provided for (i) director’s and similar fees as are customarily paid to other non-employee directors, including stock awards under DP&L’s Directors’ Deferred Stock Compensation Plan; (ii) an additional opportunity for Mr. Forster to receive 35,000 of the Company’s common shares on each January 1 during the term of the contract, subject to earning and vesting criteria; (iii) participation in DP&L’s 1991 Amended Directors’ Deferred Compensation Plan; and (iv) other compensation and benefits as are customarily provided to other non-employee directors of the Company and DP&L.

For his service as a consultant, Mr. Forster’s contract provided for (i) an annual base consulting fee of $650,000 for the year ended December 31, 2003, and (ii) for calendar years 2000 and after, a bonus calculated in accordance with the MVE Incentive Program.  The MVE Incentive Program provided for incentive compensation (an MVE Payment) based on the cumulative cash distributed to the Company or attributable to each separate investment made by any private equity partnership in which the Company has invested at any time prior to the termination of his contract, less the amount invested, expenses, bonuses previously paid and any losses, in which losses not offset against any year’s cash return are carried over and applied against cash returned in future years.  Mr. Forster’s consulting contract stated that for 2003 and for each calendar year thereafter, Mr. Forster’s MVE Payment was equal to 2.75% of such amount.

Mr. Forster’s contract also provided for other benefits, including, without limitation, life, health, accident and disability insurance, and a death benefit of $1.0 million to Mr. Forster’s beneficiary and indemnification.

Ms. Muhlenkamp served as President and director of MVE from November 1998 and Group Vice President and interim Chief Financial Officer of the Company and DP&L from April 2003 to May 16, 2004.  During 2003, her employment terms were governed by an employment agreement dated December 14, 2001 and a letter agreement dated December 15, 2000 that was signed in 2002.

The term of Ms. Muhlenkamp’s employment agreement commenced on December 14, 2001 and continued thereafter until terminated by the Company or Ms. Muhlenkamp at any time, with or without cause, upon 180 days written notice, except that if the Company terminated the agreement for cause (as defined in the agreement), no such notice was required.  The agreement would have terminated upon Ms. Muhlenkamp’s death or disability.  The Company was also obligated to require any successor to all or substantially all of its business or assets to assume her employment agreement.

Ms. Muhlenkamp’s agreement provided for (i) an annual base salary to be determined from time to time; (ii) an MVE Payment calculated in accordance with the MVE Incentive Program; and (iii) other standard fringe benefits, including medical, life and disability insurance, retirement benefits and continued participation in the Company’s Key Employees Deferred Compensation Plan.  Ms. Muhlenkamp’s annual base salary was $314,000 in 2001, $364,000 in 2002 and $434,000 in 2003.  Ms. Muhlenkamp’s employment agreement stated that for 2003 and for each calendar year thereafter, Ms. Muhlenkamp’s MVE Payment was equal to 2.25%.

Ms. Muhlenkamp’s agreement also provided for other benefits, including, without limitation, medical, life and disability insurance and retirement benefits.

In June 2001, with the approval of the Compensation Committee and Executive Committee, of which Mr. Forster was Chairman, the Company’s subsidiaries, MVE, of which Mr. Forster was Chairman, Miami Valley Development Company (MVDC) and Miami Valley Insurance Company, Inc. (MVIC), each entered into a management services agreement (the MSAs) with Valley Partners, Inc. (Valley) for the provision of ongoing oversight and management of each subsidiary’s financial asset holdings following a change of control of DPL or sale of the financial assets portfolio to an unaffiliated third party.  Valley was a Florida corporation the sole stockholders, directors and officers of which are Mr. Forster and Ms. Muhlenkamp.  Valley was formed in May 2001 following the Company’s initial receipt of third party interest in a transaction involving the Company and the MSAs were entered into during a time when the Company was negotiating with potential buyers of DPL and its financial asset portfolio.  The MSAs by their terms would not become effective until this occurred.

The MSAs provided for the buyer of DPL or the financial asset portfolio to pay an annual management fee to Valley equal to 5% of the amount calculated pursuant to the MVE Incentive Program.  However, under their consulting contract and employment agreement at the time the MSAs were entered into, Mr. Forster and Ms. Muhlenkamp, respectively, did not have any obligation to continue to provide management services for the financial asset portfolio following a sale of the portfolio or a change of control of DPL.  At the time the MSAs were entered into, under his consulting contract, the Company and its subsidiaries were required to make MVE Payments to Mr. Forster equal to 2% of net realized profit on the financial asset portfolio.  The Company and its subsidiaries were also required to provide an additional 3% for other MVE principals and staff, including Ms. Muhlenkamp whose percentage was subject to annual allocation.  Subsequently, pursuant to amended agreements with the Company, Mr. Forster’s MVE Payment allocation percentage was increased to 2.75% and Ms. Muhlenkamp’s was set at the remaining 2.25%.  The MSAs similarly provided that, in the event of the sale of all or any part of the financial asset portfolio, the transferee (and its subsequent transferees) would be required to assume the transferor’s obligations under the MSAs.  Subsequent to the entering of the MSAs, Mr. Forster and Ms. Muhlenkamp each signed letter agreements agreeing that their MVE Payments would be paid to Valley as the annual management fee.  The payments under the MSAs were to be payable irrespective of whether MVE, MVDC or MVIC or the transferee availed itself of the services, and regardless of whether Mr. Forster and Ms. Muhlenkamp personally performed the services or whether Valley engaged others to do so.  Pursuant to the MSAs, certain accounting and administrative software and related hardware used to monitor the financial asset portfolio were to be transferred to Valley without additional consideration on the effective date of the MSAs.  The MSAs were signed by Ms. Muhlenkamp on behalf of Valley and Mr. Koziar, MVE Secretary/Treasurer, on behalf of MVE, MVDC and MVIC.

In October 2001, with the approval of the Compensation Committee and the Executive Committee, the Company entered into an Administrative Services Agreement (the ASA) with Valley and the individual trustees of certain master trusts that hold the assets of various executive and director compensation plans. The ASA engaged Valley to provide administrative and recordkeeping functions on behalf of the master trusts upon a change of control of the Company in exchange for a 1.25% administration fee based on the market value of all assets of the master trusts.  The ASA also called for Valley to provide investment advice as requested by the trustees.  The 1.25% fee payable to Valley under the ASA was in addition to the annual management fee payable to Valley.

In October 2001, the Company and DP&L also entered into a Trustee Fee Agreement (the TFA) with Richard Chernesky, Richard Broock and Frederick Caspar, attorneys at Chernesky, Heyman & Kress P.L.L., a law firm that represents the Company.  Upon a change of control of the Company or DP&L, Messrs. Chernesky, Broock and Caspar would become the sole trustees of the master trusts and would succeed to all of the duties of the Company’s Compensation Committee under the compensation plans funded through the master trusts in exchange for an annual fee of $500,000.  This fee would not be reduced by payments made to Valley under the ASA.

On April 26, 2004, the Company entered into a new Trustee Fee Agreement (New TFA) with Messrs. Chernesky, Broock and Caspar that will become effective upon a change of control of the Company or DP&L.  If the New TFA becomes effective, then it provides that Messrs. Chernesky, Broock and Caspar will serve as the sole trustees of the master trusts in exchange for an annual fee of $250,000 during the New TFA’s term. On October 14, 2004, at the request of the Company and DP&L, Messrs. Chernesky, Broock and Caspar submitted their resignations to the Company and DP&L.

The MSAs, ASA and TFA (the “Valley Partners Agreements”) were terminated by an agreement executed in January 2004, but effective as of December 15, 2003.  The financial assets have not been sold or transferred and therefore the agreements never became effective and no compensation was ever paid under them.

18   Subsequent Events

Audit Committee Investigation and Related Matters
On March 10, 2004, the Company’s controller, Daniel Thobe, sent a memorandum (the Thobe Memorandum) to W August Hillenbrand, the Chairman of the Audit Committee of the Board of Directors (the Audit Committee).  The Thobe Memorandum expressed Mr. Thobe’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within the Company.  The four general categories of issues identified by Mr. Thobe were: (i) “disclosure issues” concerning agreements with Valley Partners, Inc. (a company owned by Peter H. Forster, formerly DPL’s Chairman, and Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer), the reporting of executive perquisite compensation in the Company’s proxy statement, segment reporting concerning the Company’s subsidiary, MVE, and disclosure of Ms. Muhlenkamp’s compensation; (ii) “internal control issues” including a lack of information regarding certain journal entries and a lack of supporting documentation for travel-related expenses of certain senior executives; (iii) “process issues,” which include the processes relating to recent amendments to the Company’s deferred compensation plans, the classification of Mr. Forster as an independent contractor, and untimely payroll processing; and (iv) “communication issues” relating to changes to the 2003 management bonus that were not communicated to the staff and “current practices and processes” that have created an unfavorable “tone at the top” environment.

On March 15, 2004, the Audit Committee retained the law firm of Taft, Stettinius & Hollister LLP (TS&H) to represent the Committee in an independent review of each of the matters raised by the Thobe Memorandum.  TS&H subsequently retained an accounting firm as a forensic accountant to assist in this review.  On April 27, 2004, TS&H submitted a written report of its findings to the members of the Audit Committee (the Report).  A copy of the Report is filed as an exhibit to this Form 10-K.  TS&H stated in its Report that no person had indicated to it, nor had it uncovered in the course of its review, any uncorrected material inaccuracies in the Company’s books and records.  Further, TS&H reported that it had determined that some of Mr. Thobe’s concerns were based on incomplete information or were matters of judgment.  TS&H did, however, recommend further follow-up by the Audit Committee and improvements relating to disclosures, communication, access to information, internal controls and the culture of the Company in certain areas.

The findings in the Report include:

     (i)     No material deficiency was found concerning the amounts reported as perquisites received by named executive officers in the Company’s recent proxy filings.

     (ii)    No new information was uncovered that would cause TS&H to conclude that the Company must change its position on the issue of segment reporting for its MVE, Inc. subsidiary.  TS&H stated that the Company should continue to make this accounting judgement. As discussed in Note 13, the Company has since reevaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate in 2003 to begin reporting its Financial Asset Portfolio as a separate business segment because of the increased executive-level attention and emphasis on financial reporting during the year.

     (iii)   There is evidence of a reasonable basis for the Company’s position that Ms. Muhlenkamp was not an executive officer prior to her appointment as Group Vice President and interim Chief Financial Officer in April 2003.

     (iv)    TS&H did not discover any uncorrected material inaccuracies in the Company’s journal entries.

     (v)     There is evidence to support the Company’s position that Mr. Forster was an independent contractor for tax purposes.  The Company has consistently taken this position since 1996.

     (vi)    The Company’s employee bonus program appears to have been handled by the Company in accordance with its discretionary authority.

     (vii)   TS&H’s recommendation that the Company disclose and file certain agreements with Valley Partners, Inc., which are no longer in effect.  Such disclosure is made in this Form 10-K and the agreements are attached as Exhibits.

     (viii)  Approximately $355,000 of business expense reimbursements of Mr. Forster and Ms. Muhlenkamp for the years 2001 through 2003 lacked complete documentation that would verify a business purpose.  The Report also stated that approximately $335,000 of expenses related to use of the corporate aircraft by Messrs. Koziar and Forster and Ms. Muhlenkamp for the years 2001 through 2003 also lack complete documentation that would verify a business purpose.  The Report stated Messrs. Koziar and Forster and Ms. Muhlenkamp have stated that they believe all such charges are legitimate business expenses.

     (ix)    The Company’s deferred compensation plans were amended in December 2003, with the approval of the Compensation Committee to permit cash distributions to participants with balances in excess of $500,000 or mandated share holding amounts from their respective deferred compensation accounts.  The effect was to permit cash distributions from such accounts only to Messrs. Forster and Koziar and Ms. Muhlenkamp.  According to the report, the Company’s loss of future deductibility of the distributions to Mr. Koziar and Ms. Muhlenkamp resulted in a reduction in the Company’s after-tax income for 2003 of approximately $9.5 million.  TS&H viewed the planning, presentation and adoption of these plan amendments as a process weakness by the Company’s management that should be addressed by the Compensation and Audit Committees.  Note 7- Deferred Compensation Distributions contains disclosure of the resulting deferred compensation distributions to management. Notwithstanding this findings, as discussed in Note 7 and Note 16, the Company has initiated legal proceedings challenging the effectiveness of these amendments.

     (x)     An isolated instance of untimely payroll processing appears to have been caused by employee miscommunication during the period the Company converted its payroll to the ADP system.

     (xi)    The report notes several instances of weakness in internal communication and recommends that the Audit Committee review internal communication and employee access to information at the Company, as well as coordination with outside legal and accounting professionals.

     (xii)   The Report also notes that a scrubbing software program was installed and used on Mr. Forster’s computer before Mr. Forster delivered his computer to TS&H for forensics analysis.

     (xiii)  The Report includes recommendations for strengthening policies or procedures, or otherwise addressing the substance of TS&H’s findings.

Based upon information received after issuing the Report, TS&H revised its analysis and prepared a supplement to the Report, dated May 25, 2004 (the Supplement).

According to the Supplement:

     (i)     Except as specifically modified or amplified by the Supplement, the findings, conclusions and recommendations of the Report remain unchanged.

     (ii)    While additional information concerning business purpose was provided for many more of the travel and expense reimbursements, no additional documentation or receipts were provided by Mr. Forster or Ms. Muhlenkamp.

     (iii)   Additional information and documentation provided by senior management verified a business purpose for more of the personal usage of corporate aircraft by Messrs. Forster and Koziar and Ms. Muhlenkamp, thereby decreasing the potential underreported taxable income for such individuals from the original estimate of $335,000 to approximately $225,180.

     (iv)    TS&H reviewed the historical accrual of deferred compensation for Messrs. Forster and Koziar and Ms. Muhlenkamp from 1998 through 2003 and was provided some form of documentation relating to the Compensation Committee’s action or state of knowledge regarding each of the deferred compensation awards except for an award to Mr. Forster in the amount of $100,000 and an award to Ms. Muhlenkamp in the amount of $1,017,620.

The Audit Committee considered the Report and Supplement at a meeting held on May 16, 2004.  After its review and consideration, the Audit Committee recommended that the full Board of Directors accept the Report and the Supplement.  At a meeting held on May 16, 2004, the Board of Directors accepted the Report and Supplement, including the findings and recommendations set forth therein.

The Audit Committee and the Company’s senior management continue to evaluate the Report and Supplement, and are considering what additional action, if any, to take in response to the findings and recommendations therein.

Governmental and Regulatory Inquiries
On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L must file this plan within 120 days of the filing of its Form 10-K with the SEC.  The Company and DP&L intend to comply with this order and to cooperate with the PUCO’s continuing investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers. Under applicable rules, DPL will lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder. However, DPL may delay the requirement to become registered so long as it files a good faith application seeking an order of exemption from the Securities and Exchange Commission. DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application. DPL believes it has a good faith basis for seeking an order of exemption and expects to make a filing seeking that order within the 30 day period. DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company that it has initiated an inquiry involving matters connected to the Company’s internal investigation.  The Company is cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

On August 2, 2004 in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company plans to transfer $27.6 million from its operating cash to its subsidiary MVIC in satisfaction of this requirement during the fourth quarter of 2004.  These funds will not be available for general operating purposes.

Private Placement of Notes
On March 25, 2004, the Company completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes are not redeemable prior to maturity except that the Company has the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The proceeds from these notes were used to provide partial funding for the retirement of $500 million of the 6.82% series Senior Notes due 2004.  The 6.82% series Senior Notes were redeemed on April 6, 2004.

R e p o r t  o f  I n d e p e n d e n t  R e g i s t e r e d  P u b l i c  A c c o u n t i n g  F i r m

KPMG

The Board of Directors
DPL Inc.:

We have audited the accompanying consolidated balance sheet of DPL Inc. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of results of operations, shareholders’ equity, and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we have also audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for the year ended December 31, 2003.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DPL Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

/s/ KPMG
Kansas City, Missouri

November 1, 2004

R e p o r t   o f   I n d e p e n d e n t   R e g i s t e r e d   P u b l i c   A c c o u n t i n g   F i r m

To the Board of Directors and Shareholders of DPL Inc.:

In our opinion, the accompanying consolidated balance sheet of DPL Inc. and its subsidiaries at December 31, 2002, and the related consolidated statements of results of operations, of cash flows, and of shareholders’ equity present fairly, in all material respects the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for the two years ended December 31, 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2, to the consolidated financial statements for the years ended December 31, 2002 and 2001 have been restated.

/s/  PRICEWATERHOUSECOOPERS LLP.
Philadelphia, PA
January 27, 2003, except for Note 2 which is as of October 28, 2004.

S e l e c t e d  Q u a r t e r l y  I n f o r m a t i o n (Unaudited)

	For the three months ended

$ in millions except per share amounts	March 31, 2003		June 30, 2003		Sept. 30, 2003		Dec. 31, 2003 (a)

	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Revenues
Electric revenues	$295.1	$295.1	$270.9	$270.9	$322.6	$322.6	$292.4
Other revenues, net of fuel costs	2.4	2.4	2.7	2.7	2.7	2.7	2.2

Total revenues	297.5	297.5	273.6	273.6	325.3	325.3	294.6

Operating Expenses
Fuel	56.6	56.6	51.6	51.6	65.1	65.1	61.3
Purchased power	19.4	19.4	26.0	26.0	26.4	26.4	16.1
Operation and maintenance (b)	39.1	39.5	51.0	49.5	43.7	46.0	64.8
Depreciation and amortization	34.7	34.7	35.0	35.0	35.8	35.8	33.4
General taxes	28.7	28.7	26.0	26.0	28.2	28.2	26.0
Amortization of regulatory assets, net	12.1	12.1	10.7	10.7	12.5	12.5	13.7

Total operating expenses (b)	190.6	191.0	200.3	198.8	211.7	214.0	215.3

Operating Income	106.9	106.5	73.3	74.8	113.6	111.3	79.3

Investment income (loss) (b)	(3.6)	(3.5)	(8.5)	(8.5)	54.5	60.6	27.2
Interest expense	(45.4)	(45.4)	(44.9)	(44.9)	(46.2)	(46.2)	(45.2)
Shareholder litigation	—	—	—	—	—	—	(76.7)
Other income (deductions)	0.1	0.1	32.0	32.0	(3.8)	(3.8)	(2.6)

Income Before Income Taxes and Cumulative Effect of Accounting Change (b)	58.0	57.7	51.9	53.4	118.1	121.9	(18.0)

Income tax expense (b)	21.9	21.8	17.8	18.4	44.4	45.8	(2.5)

Income Before Cumulative Effect of Accounting Change (b)	36.1	35.9	34.1	35.0	73.7	76.1	(15.5)
Cumulative effect of accounting change, net of tax	17.0	17.0	—	—	—	—	—

Net Income	$53.1	$52.9	$34.1	$35.0	$73.7	$76.1	$(15.5)

Average Number of Common Shares Outstanding (millions)
Basic	119.8	119.6	120.0	119.8	119.4	119.9	119.9
Diluted	119.8	121.8	120.0	122.0	119.4	121.4	119.9
Earnings Per Share of Common Stock – Basic
Income before accounting change	$0.30	$0.30	$0.28	$0.29	$0.62	$0.63	$(0.13)
Cumulative effect of accounting change	0.14	0.14	—	—	—	—	—

Total Basic	$0.44	$0.44	$0.28	$0.29	$0.62	$0.63	$(0.13)

Earnings Per Share of Common Stock – Diluted
Income before accounting change	$0.30	$0.29	$0.28	$0.29	$0.62	$0.63	$(0.13)
Cumulative effect of accounting change	0.14	0.14	—	—	—	—	—

Total Diluted	$0.44	$0.43	$0.28	$0.29	$0.62	$0.63	$(0.13)

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.235	$0.235	$0.235	$0.235	$0.235

	For the three months ended

$ in millions except per share amounts	March 31, 2002		June 30, 2002		Sept. 30, 2002		Dec. 31, 2002

	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)	(as previously reported)	(as restated)
Revenues
Electric revenues	$271.7	$271.7	$278.5	$278.5	$341.1	$341.1	$282.2	$282.2
Other revenues, net of fuel costs	3.6	3.6	3.2	3.2	3.6	3.6	2.5	2.5

Total revenues	275.3	275.3	281.7	281.7	344.7	344.7	284.7	284.7

Operating Expenses
Fuel	48.0	48.0	54.2	54.2	70.7	70.7	54.1	54.1
Purchased power	21.1	21.1	20.2	20.2	26.2	26.2	11.8	11.8
Operation and maintenance (b)	38.5	52.3	35.9	38.7	38.0	20.0	47.0	44.6
Depreciation and amortization	33.4	33.4	33.4	33.4	35.5	35.5	31.8	31.8
General taxes (b)	26.9	26.9	26.1	26.1	29.8	29.8	29.0	28.9
Amortization of regulatory assets, net	11.5	11.5	11.4	11.4	13.5	13.5	11.7	11.7

Total operating expenses (b)	179.4	193.2	181.2	184.0	213.7	195.7	185.4	182.9

Operating Income (b)	95.9	82.1	100.5	97.7	131.0	149.0	99.3	101.8

Investment income (loss) (b)	6.1	7.6	(111.9)	(110.2)	14.0	14.0	(13.9)	(13.8)
Interest expense	(44.4)	(44.4)	(43.6)	(43.6)	(45.8)	(45.8)	(45.6)	(45.6)
Other income (deductions) (b)	7.6	7.6	(13.4)	(13.4)	5.0	5.0	(3.2)	(3.3)

Income Before Income Taxes (a)	65.2	52.9	(68.4)	(69.5)	104.2	122.2	36.6	39.1

Income tax expense (b)	24.6	19.6	(25.0)	(25.4)	39.5	46.8	11.2	12.6

Net Income (b)	$40.6	$33.3	$(43.4)	$(44.1)	$64.7	$75.4	$25.4	$26.5

Average Number of Common Shares Outstanding (millions)
Basic	119.1	119.4	119.2	119.4	119.0	119.5	119.1	119.5
Diluted	123.6	126.1	119.2	119.4	119.0	121.6	119.1	121.6
Net Earnings (Loss) Per Share of Common Stock – Basic	$0.34	$0.28	$(0.36)	$(0.37)	$0.54	$0.63	$0.21	$0.22

Net Earnings (Loss) Per Share of Common Stock – Diluted	$0.33	$0.26	$(0.36)	$(0.37)	$0.54	$0.62	$0.21	$0.22

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.235	$0.235	$0.235	$0.235	$0.235	$0.235

(a) Net income was reduced by approximately $0.39 per common share due to shareholders litigation costs. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b) The following tables identify the adjustments made to the unaudited quarterly Consolidated Statements of Results of Operations as previously released. See Note 2 to the financial statements for additional information regarding those adjustments.

($ in millions)	2003 Net Income Increase (Decrease)

	For the Three Months Ended

Description of Adjustment	March 31	June 30	September 30

Stock distributions (1)	$—	$—	$6.1
Supplemental Executive Retirement Plan (2)	(0.1)	1.4	(0.3)
Stock incentive units (3)	(0.2)	0.1	(1.4)
Accrued expenses (4)	—	—	(0.5)

Sub-total pre-tax impact	(0.3)	1.5	3.9

Income taxes (6)	0.1	(0.6)	(1.5)

Total Net Income Impact (7)	$(0.2)	$0.9	$2.4

($ in millions)	2002 Net Income Increase (Decrease)

	For the Three Months Ended

Description of Adjustment	March 31	June 30	September 30	December 31

Stock distributions (1)	$1.5	$1.5	$—	$—
Supplemental Executive Retirement Plan (2)	1.6	(0.7)	0.2	2.7
Stock incentive units (3)	(15.4)	(1.9)	17.8	(0.1)
Accrued expenses (4)	—	—	—	(0.1)

Sub-total pre-tax impact	(12.3)	(1.1)	18.0	2.5

Income taxes on non-deductible costs (5)	—	—	—	(0.4)
Income taxes (6)	5.0	0.4	(7.3)	(1.0)

Total Net Income Impact (7)	$(7.3)	$(0.7)	$10.7	$1.1

(1) Reflects adjustment to record income for stock dividends received that had originally been recorded entirely as a return of capital.

2003 and 2002 Consolidated Statement of Results of Operations:  Adjustment increased Investment Income by the amounts set forth in this table.

(2) Reflects adjustment to record a settlement of the Company’s Supplemental Executive Retirement Plan for certain executives in 1997 and 2000 which had not been previously recorded, to include in the plan an executive who had not been previously considered a plan participant, and to record the proper treatment for Company assets previously thought to be segregated and restricted solely for purposes of funding this plan.  Adjustments made subsequent to 2000 reflect revisions to actuarial computations to consider impact of those settlements on future actuarial calculations for the plan.

2003 Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Operation and Maintenance expense by approximately $(0.2) million, $1.4 million and $(0.3) million in the first quarter through the third quarter, respectively.  Adjustment also increased Investment Income by approximately $0.1 million in both the first and third quarters.

2002 Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Operation and Maintenance expense by approximately $1.5 million, $(0.8) million, $0.1 million and $2.7 million in the first quarter through the fourth quarter, respectively.  Adjustment also increased Investment Income by approximately $0.1 million in each of the first, second and third quarters.

(3) Reflects adjustment to record outstanding stock incentive units at fair value at each balance sheet date following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002, that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

2003 and 2002 Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Operation and Maintenance expense by the amounts set forth in this table.

(4) Reflects adjustment to record accrued expenses in the period in which these items were incurred.

2003 Consolidated Statement of Results of Operations:  Adjustment increased Operation and Maintenance expense by $0.4 million in the third quarter, increased Other Income by $0.1 million and $0.7 million in the third and fourth quarters, respectively, decreased Investment Income by $0.3 million in the third quarter, and decreased General Taxes by $0.1 million in the fourth quarter.

2002 Consolidated Statement of Results of Operations:  Adjustment decreased Other Income by $0.1 million in the fourth quarter.

(5) Reflects adjustment to record tax expense for non-deductible costs not previously considered and provisions for estimated tax exposures.

2002 Consolidated Statement of Results of Operations:  Adjustment increased Income Tax expense by the amount set forth in this table.

(6) Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations:  Adjustment (increased) decreased Income Tax expense by the amounts set forth in the table.

(7)  Reflects difference in Net Income as originally reported and as disclosed in this table of Selected Quarterly Information.

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On March 7, 2003, the Company was notified by PricewaterhouseCoopers LLP, the Company’s independent accountants, at that time, that it declined to stand for reelection by the Finance and Audit Review Committee of the Board of Directors as the Company’s independent accountants for the year ended December 31, 2003.

The reports of PricewaterhouseCoopers LLP on the Company’s financial statements for the years ended December 31, 2002 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with the audits of the Company’s financial statements for the years ended December 31, 2002 and 2001 and through March 7, 2003, there had been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference thereto in its report on the Company’s financial statements for such years.

No reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K occurred during years ended December 31, 2002 and 2001 and through March 7, 2003.

On April 9, 2003, the Finance and Audit Review Committee of the Board of Directors of the Company engaged KPMG LLP as the Company’s independent accountants for the year ended December 31, 2003.  This appointment concluded a competitive bidding process by the Company that began in late February 2003.

Item 9A – Controls and Procedures

For the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and the interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  Even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Attached as exhibits 31(a) and 31(b) to this annual report are certifications of the Chief Executive Officer and the interim Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act.  This portion of the Company’s annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

There were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, during their year-end review, KPMG LLP (KPMG), the Company’s independent accountants, identified and reported to management and the Audit Committee of the Board of Directors two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Reportable conditions are matters coming to the attention of the auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The two material weaknesses identified are:

(1) An ineffective process for recognizing an adjustment to the Company’s income tax provision to reflect a deductibility limitation under Section 162(m) for executive deferred compensation distributions made during 2003, including, without limitation, insufficient supporting documentation submitted to the Company’s tax department for purposes of calculating the income tax provision and the lack of effective communication between and among senior management, counsel and the Company’s tax and compensation experts.  Absent review of specific deferred compensation records by the Company’s outside auditors, income tax balances for 2003 may have been improperly stated at December 31, 2003.  Management concurred with KPMG’s observations relating to income tax reporting of executive compensation.  The Company further evaluated its internal processes relating to executive compensation and has implemented internal control improvements in this area; and

          (2)     A complex and manual process for accounting and reporting transactions in the Company’s financial asset portfolio, including, (i) separate reporting structures for MVE accounting and corporate accounting that do not allow for a review of the entire process, (ii) the lack of a complete accounting manual for financial asset portfolio accounting that contemplates all investment transactions that occur on a regular basis and (iii) ineffective communication between the MVE and corporate accounting groups that does not ensure that all investment portfolio transactions are identified, accumulated and reported in accordance with generally accepted accounting principles.  Specifically, in 2003 private equity fund distributions in the form of stock of underlying investments were initially accounted for by management entirely as return of capital transactions.  A large element of each distribution should have been accounted for as income rather than a return of capital.  As a result, results for the third quarter 2003 were required to be revised.  Similar transactions in prior years were also accounted for inappropriately and were revised.  Management concurred with KPMG’s observations relating to investment portfolio accounting and acknowledged the need for improvement.  The Company further evaluated its accounting processes relating to its investment portfolio and has implemented internal control improvements in this area.

The reportable conditions that are not believed to be material weaknesses are conditions related to:  (i) payroll processing and the fact that the Company has two separate payroll processes, one for the majority of personnel and one for the Company’s senior executives, (ii) the lack of a quality and change control process for the preparation and submission of SEC filings on Form 10-K and Form 10-Q, (iii) the lack of significant progress made by management in assessing the Company’s internal controls in preparation for Sarbanes-Oxley Section 404 implementation and KPMG’s belief that the Company will identify control weaknesses requiring remediation, (iv) the Company’s process for executive travel and entertainment expense reporting and reimbursement and the lack of sufficient supporting documentation for reported business expenses of certain executives to support deductibility for tax purposes, (v) the lack of a comprehensive controller function to monitor the accounting function in the Company and (vi) inadequate segregation of duties for certain accounting transactions and activities processed at the executive level, including payroll, benefit plans, other compensation plans, time and expense reporting by senior management and preparation and submission of SEC filings.

The material weaknesses and reportable conditions identified above, if unaddressed, could result in errors in the Company’s consolidated financial statements.

Management concurred with KPMG’s observations relating to payroll processing (particularly those relating to executive compensation), external reporting processes, and executive travel and entertainment expense reporting.  The Company further evaluated these areas and implemented appropriate internal control improvements.

Management acknowledged KPMG’s observations relating to Sarbanes-Oxley Section 404 implementation and increased resources dedicated to this effort.  Additionally, the Company has improved its communications both within the organization and with KPMG regarding the status of the implementation process, project scope, preliminary results and remediation efforts.  Management also acknowledged the need for a more comprehensive controller function.  The Company reviewed the accounting processes performed outside the corporate controller’s area and reassigned responsibility for these processes as deemed appropriate for improved internal controls.  Finally, management concurred with KPMG’s observations regarding segregation of duties related to specific activities performed by the prior interim chief financial officer and acknowledged that improvements were needed in this area.  The Company plans to use the Sarbanes-Oxley Section 404 implementation process to further assist in identifying and reassigning responsibility for activities that require additional segregation of duties.

The Company will continue to evaluate the material weaknesses and reportable conditions and will take all necessary action to correct the internal control deficiencies identified. The Company will also further develop and enhance its internal control policies, procedures, systems and staff to allow it to mitigate the risk that material accounting errors might go undetected and be included in its consolidated financial statements.  The Company is currently undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company is using this review to further assist in identifying and correcting any control deficiencies.  As expected, this review has revealed control weaknesses, which the Company has reported to the Audit Committee. The Company has since taken steps to strengthen its internal controls in these areas, including increasing segregation of duties, writing policies where necessary, adding checks at key decision points and increasing supervisor review of transactions. These actions have been successful in eliminating a large percentage of the deficiencies noted, but additional remediation activities continue. Corrected control deficiencies are being retested by management to assure that remediation efforts were successful, and the Company’s auditors will perform independent testing of the Company’s internal controls as part of their year-end review. At this time, the Company has not completed its review of the existing controls and their effectiveness.  Unless the material weaknesses described above and any identified during this review are remedied, there can be no assurances that management will be able to assert that the Company’s internal control over financial reporting is effective in the management report required to be included in the Annual Report for the year ended December 31, 2004, pursuant to the rules adopted by the SEC under Section 404, when those rules take effect.

PART III

Item 10 – Directors and Executive Officers of the Registrant

Directors and Executive Officers

Name and Age		Principal Occupation, Business Experience and Directorships

Robert D. Biggs	61

Director since 2004; Executive Chairman since May 16, 2004. Retired Managing Partner, PricewaterhouseCoopers, Indianapolis, Indiana since October 1999; Managing Partner, PricewaterhouseCoopers July 1992 to October 1999.

Paul R. Bishop	61

Director since 2003; Chairman and Chief Executive Officer, H-P Products, Inc., Louisville, Ohio (manufacturer of central vacuum, VACUFLO, and fabricated tubing and fittings for industry) since 2001; President, H-P Products, Inc. from 1996 to 2001. Mr. Bishop is a Director of Hawk Corporation and is a member of Stark Development Board, Mt. Union College Board and Aultman Health Foundation.

James F. Dicke, II	58

Director since 1990; Chairman and Chief Executive Officer, Crown Equipment Corporation, New Bremen, Ohio (international manufacturer and distributor of electric lift trucks and material handling products) since 2002; President, Crown Equipment Corporation from 1980 to 2002. Mr. Dicke is a Director of Gulf States Paper Co. and a Trustee of Trinity University. Mr. Dicke also is a Commissioner of the Smithsonian American Art Museum.

Ernie Green	65

Director since 1991; President and Chief Executive Officer, Ernie Green Industries, Dayton, Ohio (automotive components manufacturer) since 1981. Mr. Green is a Director of Pitney Bowes Inc. and Eaton Corp.

Jane G. Haley	73

Director since 1978; Chairman, President and Chief Executive Officer, Gosiger, Inc., Dayton, Ohio (national importer and distributor of machine tools) since 1972. Mrs. Haley is a Director of The Ultra-Met Company, ONA America and American Machine Tool Distributors’ Association and is a Trustee of The University of Dayton and Chaminade-Julienne High School.

Glenn E. Harder	53

Director since 2004; President, GEH Advisory Services, LLC since October 2002; Executive Vice President and CFO, Coventor, Inc. from May 2000 to October 2002; Executive Vice President and CFO, Carolina Power & Light Company from August 1995 to March 2000.  Mr. Harden is the Executive Leader, Business Services of Baptist State Convention of North Carolina since February 2004.

W August Hillenbrand	63

Director since 1992; Vice-Chairman since May 16, 2004. Principal, Hillenbrand Capital Partners and Retired President and Chief Executive Officer, Hillenbrand Industries, Batesville, Indiana (a diversified public holding company that manufactures caskets, hospital furniture, hospital supplies and provides funeral planning services) since 2001; Chief Executive Officer, Hillenbrand Industries from 1999 to 2000. Mr. Hillenbrand is a Director of Hillenbrand Industries and Pella Corporation and is a Trustee of Batesville Girl Scouts and Trustee Emeritus of Denison University.

Lester L. Lyles, General USAF (Ret.)	58

Director since 2004; Commander Air Force Materiel Command from April 2000 to August 2003; The 27 th Vice Chief of Staff of the United States Air Force from 1999 to 2000. General Lyles is a Trustee of Wright State University, a Director and member of the Audit Committee of General Dynamics Corp., and a Director of MTC Technologies. He is also a member of the President’s Commission on U.S. Space Policy.

James V. Mahoney	59

Director since 2004; President and Chief Executive Officer of DPL Inc. and DP&L since May 16, 2004; President, DPL Energy LLC, a wholly-owned subsidiary responsible for wholesale and retail energy sales and marketing since 2003; President, Energy Market Solutions, an energy consulting firm from August 2002 to January 2003; President and Chief Executive Officer, EarthFirst Technologies, Incorporated, a company that licenses evolving technologies for environmental and alternate energy solutions from August 2001 to August 2002; Senior Vice President, PG&E National Energy Group, a wholesale power supplier from May 1999 to July 2001; Senior Vice President, U.S. Generating Company from March 1998 to May 1999. Mr. Mahoney serves on the Rebuilding Together Dayton Board and is the Vice Chair of the 2004 Fund Campaign for Culture Works. Mr. Mahoney joined the Company in 2003.

Ned J. Sifferlen, PhD.	63

Director since 2004; President Emeritus, Sinclair Community College from September, 2003 to present; President, Sinclair Community College from September, 1997 to August, 2003. Dr. Sifferlen is Chairman of the Board of Directors of Good Samaritan Hospital and is a Director on the Board for both Premier Health Partners and Think TV Public Television.

Executive Officers who are not Directors

Name and Age		Position, Principal Occupation, Business Experience and Directorships

Miggie E. Cramblit	49

Vice President and General Counsel, DPL Inc. and DP&L since June 2003; Counsel and Corporate Secretary, Greater Minnesota Synergy from October 2001 to June 2003; Chief Operating Officer, Family Financial Strategies from June 1999 to May 2001; Vice President and General Counsel, Reliant Energy/Minnegasco from December 1990 to May 1999. Ms. Cramblit joined the Company in 2003.

Pamela Holdren	42

Interim Chief Financial Officer since May 16, 2004; Treasurer, DPL Inc. and DP&L since June 2003; Controller, MVE, Inc. from January 2002 to June 2003; Manager, Financial Planning, DPL Inc. and DP&L from August 2001 to January 2002; Group Controller, DPL Inc. and DP&L from January 2000 to August 2001; Group Controller, Giddings & Lewis from November 1997 to November 1999. Ms. Holdren joined the Company in 2000.

Arthur G. Meyer	54	Vice President, and Corporate Secretary, DPL Inc. and DP&L since August 2002; Vice President, Legal and Corporate Affairs, DP&L from November 1997 to August 2002. Mr. Meyer joined the Company in 1992.

Gary Stephenson	39

Vice President, Commercial Operations of DPL Inc. and DP&L since September 17, 2004; Vice President, Commercial Operations, InterGen from April 2002 to September 2004; Vice President, Portfolio Management, PG&E National Energy Group (successor to PG&E Energy Trading) from January 2000 to April 2002; Director, Portfolio Management, PG&E Energy Trading from January 1998 to December 1999.

Patricia K. Swanke	45

Vice President, Operations, DP&L since September 1999 currently responsible for electric transmission and distribution operations; Managing Director, DP&L from September 1996 to September 1999. Ms. Swanke serves on various community boards including the Dayton Arts Center Foundation Board, the Board of the K12 Gallery for Youth and the Dayton Mayor’s Commission on Adult Literacy. Ms. Swanke joined the Company in 1990.

Daniel L. Thobe	53

Corporate Controller of DPL Inc. and DP&L since July 21, 2003, Vice President, Financial Services, Moto Franchise Corporation from February 2003 to July 2003 (successor to Moto Photo, Inc).; Corporate Controller, Moto Photo, Inc. from June 2000 to February 2003; Vice President, Controller and Chief Accounting Officer, Roberds, Inc. from November 1999 to June 2000; Vice President, Corporate Controller, Breuners Home Furnishings Corporation from June 1997 to November 1999. Mr. Thobe joined the Company in 2003.

W. Steven Wolff	50

President, Power Production, DPL Inc. and DP&L since 2003; Vice President, Power Production, DPL Inc. and DP&L from August 2002 to January 2003; Director, Power Production, DP&L from January 2002 to August 2002; Manager, O.H. Hutchings Station, DP&L from August 2001 to January 2002; Captain, US Navy from January 1998 to August 2001. Mr. Wolff is a board member of the Ohio Valley Electric Corporation, Manufacturer’s Business Utility, University of Dayton Corporate Executive Council and Victoria Theatre Association. Mr. Wolff joined the Company in 2001.

Director and Management Changes
Effective May 16, 2004, the Board of Directors unanimously elected current directors Robert D. Biggs as Executive Chairman and W August Hillenbrand as Vice-Chairman.  The Board of Directors also appointed DPLE President, James V. Mahoney, as President and Chief Executive Officer of the Company and DP&L and current Treasurer, Pamela Holdren, as interim Chief Financial Officer of the Company and DP&L.

The elections and appointments follow the retirement of Stephen F. Koziar, Jr., director, President and Chief Executive Officer of the Company and DP&L, director and Secretary/Treasurer of MVE, and the resignations of Peter H. Forster, Chairman of the Board, director and consultant to the Company, DP&L and MVE, and Caroline E. Muhlenkamp, director and President of MVE and Group Vice President and interim Chief Financial Officer of the Company and DP&L.  In connection with Mr. Koziar’s retirement and Mr. Forster and Ms. Muhlenkamp’s resignations, each of the Company, Mr. Koziar, Mr. Forster and Ms. Muhlenkamp reserved all rights under applicable law and under any existing agreements.  Mr. Forster and Ms. Muhlenkamp have filed a lawsuit against the Company, DP&L and MVE claiming that they were wrongfully terminated and are entitled to certain rights and benefits.  The Company, DP&L and MVE have filed a lawsuit against Mr. Koziar, Mr. Forster and Ms. Muhlenkamp alleging that they breached their fiduciary duties and breached their consulting and employment contracts.  (See Note 16 of Notes to Consolidated Financial Statements.)

On September 17, 2004 the Company appointed Gary Stephenson as Vice President, Commercial Operations.

On September 28, 2004 the Company and DP&L appointed Glenn E. Harder, General Lester L. Lyles, Dr. Ned J. Sifferlen and James V. Mahoney to the Board of Directors to fill vacancies created by resignations and retirement.

Audit Committee
The Company has a separately-designated standing audit committee (the Audit Committee) that oversees the Company’s auditing, accounting, financial reporting and internal control functions, appoints the Company’s independent public accounting firm and approves the accounting firm’s services.  The Audit Committee currently consists of W August Hillenbrand, Chairman, Ernie Green, Jane G. Haley and Glenn E. Harder, each of whom is an “independent director” as defined in Section 303A.02 of the New York Stock Exchange listing standards and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended.  The Board has determined that Mr. Harder qualifies as an “audit committee financial expert” within the meaning of SEC regulations.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires DPL’s directors and executive officers to file reports of ownership and changes of ownership of DPL common shares and common share units with the Securities and Exchange Commission.  DPL believes that during fiscal 2003 all filing requirements applicable to its directors and executive officers were timely met, except that in February 2004 (i) Form 5s reporting quarterly deferrals of directors’ fees into restricted share units during 2003 were filed for each Messrs. Bishop, Danis, Dicke, Forster, Grebe, Green, Hillenbrand, Holmes, Roberts and Stuart and Mrs. Haley and (ii) Form 5s reporting conversion to cash of common share units in December 2003 were filed for each of Messrs. Forster and Koziar and Ms. Muhlenkamp.

Corporate Governance
In February 2004, DPL’s Board amended its Corporate Governance Guidelines and amended its Code of Business Conduct and Ethics to comply with the requirements of the new federal legislation generated by the Sarbanes-Oxley Act of 2002 and the 2003 standards of the NYSE.

The Company’s Code of Business Conduct and Ethics applies to all Company employees, officers (including the executive chairman, chief executive officer, chief financial officer and chief accounting officer) and directors.  Any changes or waivers to the Code of Business Conduct and Ethics for the Company’s chief executive officer, chief financial officer, chief accounting officer or persons performing similar functions will be disclosed to shareholders in the Company’s filings with the SEC.

The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit Committee, Compensation Committee and the Nominating and Corporate Governance Committee are posted on the Company’s website at www.dplinc.com.

Item 11 - Executive Compensation

Summary Compensation Table
Set forth below is certain information concerning the compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of DPL and its major subsidiary, DP&L, and for its consultant for the last three fiscal years, for services rendered in all capacities.

		Annual Compensation					Long Term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)		Other Annual Compensation (1) ($)		Securities underlying Options (2) (#)	LTIP (3) ($)	All Other Compensation (4) ($)

Stephen F. Koziar, Jr. (5)	2003	600,000	2,320,000	(6)	4,206		—	2,365,000	6,000
Former President and Chief	2002	375,000	210,000	(7)	5,026		300,000	—	1,000
Executive Officer DPL Inc. and DP&L	2001	302,000	—		4,346		—	—	1,000

Caroline E. Muhlenkamp (8)	2003	434,000	3,761,000	(9)	851		—	943,000	2,000
Former Group Vice President and	2002	364,000	98,000	(7)	959		300,000	—	1,000
interim Chief Financial Officer	2001	314,000	—		885		—	691,000	1,000
DPL Inc. and DP&L

James V. Mahoney (10)	2003	425,000	150,000	(7)	258,000	(15)	100,000	184,000	5,000
President and Chief Executive Officer	2002	—	—				—	—	—
DPL Inc. and DP&L	2001	—	—				—	—	—

W. Steven Wolff (11)	2003	250,000	113,000	(7)			—	279,000	1,000
President, DPL Power Production	2002	200,000	54,000	(7)			—	—	1,000
DPL Inc. and DP&L	2001	119,000	16,250	(7)			—	—	1,000

Patricia K. Swanke	2003	230,000	80,000	(7)			—	193,000	1,000
Vice President, Operations	2002	215,000	72,797	(7)			—	—	1,000
DP&L	2001	190,000	73,625	(7)			—	—	1,000

Peter H. Forster (12)	2003	650,000	5,300,000	(13)			—	700,000	249,000	(14)
Former Chairman and Consultant	2002	650,000	100,000	(7)			100,000	—	39,375	(14)
DPL Inc. and DP&L	2001	600,000	—				—	844,000	43,000	(14)

(1)	Amounts in this column represent payments by the Company in reimbursement of tax obligations incurred by each person for group life insurance.

(2)

Amounts in this column represent a grant of stock options to each person under the DPL Stock Option Plan.  See “Option Grants in Last Fiscal Year.”  In connection with litigation brought against Messrs. Forster and Koziar and Ms. Muhlenkamp (see Item 3 - Legal Proceedings), the Company may seek to revoke certain of these options.  Further, the DPL Inc. Stock Option Plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  The September 24, 2002 grant of 300,000 options to Mr. Forster brought his total options to 2.7 million.  Under Mr. Forster’s Option Agreement, the DPL Inc. Stock Option Plan document controls.  Therefore, this table reflects a conforming total of 2.5 million options.

(3)

Amounts in this column represent annualized incentives earned based on achievement of predetermined total return to shareholder measures and under a long-term incentive program for individuals managing all financial assets.  In 2003, total return to shareholders met the criteria and amounts were earned; in 2002 and 2001 total return to shareholders did not meet the criteria and no incentive was earned.  In 2003 and 2002 no incentives based on performance of financial assets were earned; in 2001 incentive based on financial asset performance was earned by Mr. Forster and Ms. Muhlenkamp.

(4)

All Other Compensation includes:  (i) employer matching contributions of $1,000 on behalf of each person, other than Mr. Forster, under the DP&L Employee Savings Plan made to the DPL Inc. Employee Stock Ownership Plan and (ii) for 2003, insurance premiums for term life policies paid on behalf of each person.

(5)	Mr. Koziar retired as President and Chief Executive Officer of DPL and DP&L on May 16, 2004.

(6)

$1.9 million of the amount shown for Mr. Koziar represents a discretionary payment.  The amount of this payment was calculated by applying the benefit formula that had been in effect under the Company’s Supplemental Executive Retirement Plan (SERP) to the compensation earned by Mr. Koziar from the effective date of Mr. Koziar’s entry date into the SERP (August 1, 1969).  The discretionary payment was calculated as if Mr. Koziar continued to participate in the SERP through April 30, 2003.  Mr. Koziar’s participation in the SERP was terminated in 2000 in anticipation of an acquisition of the Company that was not completed.  $420,000 of the amount shown represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(7)

The amount in this column represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year. Amounts do not include distributions of earnings that had been previously deferred.

(8)	Ms. Muhlenkamp resigned as Group Vice President and interim CFO on May 16, 2004.

(9)

$3.4 million of the amount shown for Ms. Muhlenkamp represents a discretionary payment.  The amount of this payment was calculated by applying the benefit formula that had been in effect under the SERP to the compensation earned by Ms. Muhlenkamp from the effective date of Ms. Muhlenkamp’s purported entry date into the SERP (July 1, 1991).  The discretionary payment was calculated as if Ms. Muhlenkamp continued to participate in the SERP through April 30, 2003.  Ms. Muhlenkamp’s participation in the SERP was terminated in 2000 in anticipation of an acquisition of the Company that was not completed.  $361,000 of the amount shown represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year. The discretionary payments made to Ms. Muhlenkamp were not calculated in accordance with the SERP to the extent that the amount credited to her account reflected increased salary and years-of-service credits.

(10)	Mr. Mahoney joined DPL in January 2003. Mr. Mahoney was appointed CEO of DPL and DP&L on May 16, 2004.

(11)	Mr. Wolff joined DPL in August 2001.

(12)	Mr. Forster resigned as Chairman and consultant to the Company on May 16, 2004.

(13)

$4.9 million of the amount shown for Mr. Forster represents a discretionary payment..  The amount of this payment was calculated by applying the benefit formula that had been in effect under the SERP to the compensation earned by Mr. Forster from the effective date of Mr. Forster’s entry date into SERP (June 1, 1974).  The present value of such annual benefit stream was credited to Mr. Forster’s deferred compensation plan account in 2003.  $400,000 of the amount shown represents compensation based on achievement of specific predetermined operating and management goals in the year indicated and paid in the year earned or in the following year.

(14)	Represents the amount of fees and value of stock awards received for services as a director.

(15)	Represents relocation expense reimbursement, grossed-up to reimburse for the additional tax liability.

Option Grants in Last Fiscal Year
The following table sets forth information concerning individual grants of stock options made to each person listed on the Summary Compensation Table and the fiscal year ended December 31, 2003.

Individual Grants

Name	Number of securities underlying options granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)	Expiration Date	Grant Date Present Value

James V. Mahoney	100,000	100%	$15.88	1/3/13	$376,900

(1)	Options granted pursuant to the DPL Inc. Stock Option Plan on January 3, 2003. These options vest in five cumulative installments of 20% on December 31, 2003, 2004, 2005, 2006 and 2007.

(2)

The grant date present value was determined using the Black-Scholes pricing model.  Significant assumptions used in the model were:  expected volatility 35.0%, risk-free rate of return 4.05%, dividend yield of 5.08% and time of exercise 8 years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
The following table sets forth information concerning exercise of stock options during fiscal 2003 by each person listed on the Summary Compensation Table and the fiscal year-end value of unexercised options.

Name	Shares acquired on exercise (#)	Value realized	Number of securities underlying unexercised options at fiscal year end (#)		Value of unexercised in-the money options at fiscal year-end (1)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Peter H. Forster (2) (3)	—	—	—	2,500,000	—	593,000
Stephen F. Koziar, Jr. (3)	—	—	—	795,000	—	1,779,000
James V. Mahoney	—	—	—	100,000	—	500,000
Caroline E. Muhlenkamp (3)	—	—	—	1,305,000	—	1,779,000
Patricia K. Swanke	—	—	—	50,000	—	—
W. Steven Wolff	—	—	—	—	—	—

(1)	Unexercised options were in-the-money if the fair market value of the underlying shares exceeded the exercise price of the option at December 31, 2003.

(2)

The DPL Inc. Stock Option Plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  The September 24, 2002 grant of 300,000 options to Mr. Forster brought his total options to 2.7 million.  Under Mr. Forster’s Option Agreement, the DPL Inc. Stock Plan document controls.  Therefore, this table reflects a conforming total of 2.5 million options.

(3)

The Company, DP&L and MVE have filed a lawsuit against Messrs. Forster and Koziar and Ms. Muhlenkamp alleging breach of fiduciary duty and breach of their respective employment agreements.  (See Item 3 – Legal Proceedings.)  In connection with that litigation, the Company may seek to revoke certain of these options.

Pension Plans
The following table sets forth the estimated total annual benefits payable under the DP&L Retirement Income Plan and the Supplemental Executive Retirement Plan, if applicable, to each person listed on the Summary Compensation Table at normal retirement date (age 65) based upon years of credited service and final average annual compensation (including base and incentive compensation) for the three highest years during the last five years:

	Total Annual Retirement Benefits for Years of Credited Service at Age 65
Annual Earnings Final Average
	10 Years	15 Years	20 Years	30 Years

$ 200,000	$48,288	$72,432	$96,576	$128,821
400,000	105,288	157,932	210,576	242,821
600,000	162,288	243,432	324,576	356,821
800,000	219,288	328,932	438,576	470,821
1,000,000	276,288	414,432	552,576	584,821
1,200,000	233,288	499,932	666,576	698,821
1,400,000	390,288	585,432	780,576	812,821

The years of credited service are Mr. Forster - 23 years; Mr. Koziar – 34 yrs.; Ms. Muhlenkamp – 13 yrs.; Mr. Mahoney – 0 yrs.; Mr. Wolff – 1 yr.; and Ms. Swanke – 13 years.  Benefits are computed on a straight-life annuity basis, are subject to deduction for Social Security benefits and may be reduced by benefits payable under retirement plans of other employers.

Deferred Compensation Distributions
DPL maintains a Key Employee Deferred Compensation Plan (the DCP) and a 1991 Amended Directors’ Deferred Compensation Plan (the Directors’ DCP and collectively with the DCP, the Deferred Compensation Plans) for certain senior executives, directors and other key employees.  The Deferred Compensation Plans generally enable participants to defer all or a portion of their cash compensation earned in a particular year.  If an individual elects to defer any amount, such deferred amounts are reported as compensation in the year earned and are credited to the individual’s deferred compensation plan account.  The Company has funded its obligations to participants through a trust, which is included in the Consolidated Balance Sheet in “Other Assets – Other.” Deferred compensation plan account balances accrue earnings based on the investment options selected by the participant.  Interest, dividends and market value changes are reflected in the individual’s deferred compensation plan account.  Deferred compensation plan account balances generally are paid following the termination of the participant’s employment with the Company, in a lump sum or over time as determined by the participant’s deferral election form, and in-service distributions generally are not allowed. In certain circumstances the plan provides for a 10% penalty for early withdrawal.  Payments under the DCP are in cash or DPL common shares, provided that distributions attributable to investments in DPL common shares must be paid in common shares .  As discussed above (see Item 3 - Legal Proceedings), certain amendments to the Deferred Compensation Plans purportedly made in December 2003 had the effect of eliminating some of these restrictions for certain senior executives and facilitating these executive officers to receive cash distribution from their deferred compensation balances.  The Company has initiated legal proceedings challenging the validity of these amendments and the distributions.

The Company also has maintained a Management Stock Incentive Plan (the MSIP and together with the Deferred Compensation Plans, the Plans) for key employees selected by the Compensation Committee.  New awards under the MSIP were discontinued in 2000.  Under the MSIP, the Committee granted Stock Incentive Units (SIUs) to MSIP participants, with each SIU representing one DPL common share.  SIUs were earned based on the achievement of performance criteria set by the Compensation Committee and vested over time (subject to acceleration of earning and vesting on the occurrence of certain events or at the discretion of the Company’s Chief Executive Officer or the Compensation Committee).  Earned SIUs were credited to a participant’s account under the MSIP and accrue dividends like DPL common shares.  Under the MSIP, earned and vested SIUs are to be paid in DPL common shares in a lump sum or over time as determined by the participant’s deferral election.

The Company has found that restated versions of the MSIP exist that incorporate amendments purportedly made in May 2002 and December 2003, but the Company is unable to substantiate that the Board or the Compensation Committee ever authorized those amendments.  The May 2002 purported amendment provided that effective January 1, 2002, upon termination of employment of a participant who also participates in the DCP, the participant’s earned SIUs would be transferred to the participant’s deferred compensation account and deemed invested in shares of DPL common stock.  Six months after termination of the participant’s employment, the participant or the Company would be entitled to elect to allocate the value of the credited DPL common shares to other investments under the DCP that are designated by the participant.  The December 2003 purported amendment would have deleted a provision, added in 2000 when the Company’s Stock Option Plan was adopted, locking up until January 1, 2005 certain MSIP awards that previously had been granted to participants who were receiving options under the new Stock Option Plan.  The Company has initiated legal proceedings which challenge the validity of that purported amendment.  (See Item 3 - Legal Proceedings.)

The Compensation Committee has the authority to amend, modify or terminate each Plan. Notwithstanding the uncertain the validity of the purported amendments to the plans, the Company has accounted for the plans as they have been administered.

The Company maintains a Supplemental Executive Retirement Plan (the SERP).  In February 2000, the Compensation Committee approved certain modifications to the SERP.  A copy of the SERP as amended through February 2000 is attached as Exhibit 10(e).  The Company has found that a restated version of the SERP exists that incorporates amendments purportedly made in December 2002 concerning payments to be made in the event of a change of control.  However, the Company is unable to substantiate that the Board or the Compensation Committee ever authorized those amendments.

In 2000, in anticipation of the possible acquisition of the Company, the participation by certain officers (including Mr. Koziar and Ms. Muhlenkamp) in the Company’s SERP terminated.  The present value of each officer’s accrued benefit under the SERP as determined by DPL’s actuary ($3.5 million for Mr. Koziar and $1.4 million for Ms. Muhlenkamp) was then credited to each officer’s deferred compensation plan account. The present value calculation for Ms. Muhlenkamp was not computed in accordance with the SERP to the extent that the amount credited to her account reflected increased salary and years-of-service credits.  Subsequently, in April 2003, as Mr. Koziar and Ms. Muhlenkamp had continued their employment with the Company and no acquisition of the Company had occurred, the Compensation Committee approved discretionary payments to these individuals.  The discretionary payments were calculated as if Mr. Koziar and Ms. Muhlenkamp continued to participate in the SERP through April 30, 2003.  The discretionary payments made in 2003 were $1.9 million for Mr. Koziar and $3.4 million for Ms. Muhlenkamp. The discretionary payments made to Ms. Muhlenkamp were not calculated in accordance with the SERP to the extent that the amount she received reflected increased salary and years-of-service credits.

In April 2003, the Compensation Committee also approved a discretionary payment to Mr. Forster.  Mr. Forster elected to have this amount credited to his deferred compensation plan account.  The discretionary payment, in the amount of $4.9 million, was calculated as if Mr. Forster continued to participate in the SERP through April 30, 2003.  Mr. Forster’s participation in the SERP was terminated in 1997 upon his retirement from the Company.  The discretionary payment made in 2003 represented the difference in the net present value of the SERP benefit Mr. Forster would have received if he had been entitled to continue to accrue benefits under the SERP through April 30, 2003 and the amount he was awarded in 1997 based upon his calculated benefit at that date.

In December 2003, a number of amendments purportedly were made to the DCP, the MSIP and the Directors’ DCP.  The Company has not been able to substantiate that the amendments purportedly made to the Directors’ DCP were ever approved by the Compensation Committee of the Board.  Moreover, the Company has initiated legal proceedings challenging the validity of the amendments purportedly made to the DCP, the MSIP and Directors DCP.  (See Item 3 - Legal Proceedings.)  The purported amendments included the following:

•

The DCP purportedly was amended to provide that if, as of December 2, 2003 and as to DCP participants who were employed by or providing ongoing consulting services to DPL on that date or thereafter, the amount credited to the participant’s deferred compensation plan account (excluding amounts deemed invested in DPL common shares) was in excess of $500,000, the Company would pay to the participant in cash the balance over $250,000.  The purported DCP amendment also provided for distribution of the excess over $450,000 in a participant’s deferred compensation plan account on December 31 of each year beginning in 2004, if the deferred compensation plan account exceeded $500,000.  As of the date this purported amendment was to have taken effect, Messrs. Forster and Koziar and Ms. Muhlenkamp were the only eligible participants.

•

The Directors’ DCP purportedly was amended to provide for similar distributions beginning December 31, 2004.  The Plan accounts of all of the Directors are deemed to be invested in DPL common shares, and no distributions will be made to the Directors as a result of the amendment.

•

The MSIP purportedly was amended to delete a provision, added in 2000 when the Company’s Stock Option Plan was adopted, locking up until January 1, 2005 certain MSIP awards that previously had been granted to participants who were receiving options under the new Stock Option Plan.  In addition, the MSIP purportedly was modified to allow conversion of SIUs to other investments at the discretion of the CEO, or in the case of the CEO’s own SIUs, at the discretion of the Compensation Committee.

•

In connection with the purported December 2003 DCP amendments, Mr. Forster, Mr. Koziar and Ms. Muhlenkamp exchanged letters with the Company in which they purportedly consented to the purported amendments.  The letters also provided, with respect to their MSIP accounts, that, notwithstanding the MSIP requirement that SIUs be paid solely in DPL common shares, each could request that his or her SIUs in excess of the shares required to be held under the Company’s Executive Management Share Ownership Guidelines be converted to cash and the cash transferred to his or her deferred compensation plan account.  The Company’s records do not reflect that the MSIP was ever amended to provide for requests to convert excess shares into cash and distribute that cash to the participant’s deferred compensation account.

As a result of the purported DCP and MSIP amendments and the letters’ provisions, as well as the discretionary payments described above, the following transfers were made from the MSIP to the Deferred Compensation Plan account for Mr. Koziar 11,818 SIU’s at $21.15 per share; Mr. Forster 108,973 SIUs at $21.15 per share; and Ms. Muhlenkamp 336,952 SIUs at $21.15 per share.  In addition pre-tax distributions of $7.1 million, $9.7 million and $16.3 million were made from their deferred compensation plan accounts to Mr. Forster, Mr. Koziar and Ms. Muhlenkamp, respectively, in December 2003.

Following the December 2003, purported amendments to the DCP and MSIP and the resulting distributions made to Mr. Forster, Mr. Koziar and Ms. Muhlenkamp, the Company began an internal investigation of those events.  As a result of that investigation, the Company initiated legal proceedings challenging the validity of those amendments and the propriety of those distributions.  (See Item 1 - Business - Recent Developments, and Item 3 - Legal Proceedings.)

Consulting Contract and Employment Agreements

Peter H. Forster
Mr. Forster served as non-employee Chairman of the Board of Directors and consultant to the Company, DP&L and MVE from January 1, 1997 to May 16, 2004 pursuant to a consulting contract, dated December 31, 1996, as amended.  The consulting contract automatically renewed for a one-year term on each December 31 unless either party gave at least 15 months’ written notice of nonrenewal.  The consulting contract would have continued for at least 36 months following a change of control.  The Company was also obligated to require any successor to all or substantially all of its business or assets to assume the consulting contract.

Mr. Forster resigned on May 16, 2004.  In connection with Mr. Forster’s resignation, the Company reserved all rights and defenses and Mr. Forster reserved all rights and entitlements under applicable law and under any existing contract between Mr. Forster, the Company and all of its subsidiaries.  Mr. Forster, along with Ms. Muhlenkamp, filed a lawsuit against the Company, DP&L and MVE claiming that he was wrongfully terminated and is entitled to certain rights and benefits.  The Company, DP&L and MVE have filed a lawsuit against Mr. Forster alleging that he breached his fiduciary duties and breached his consulting contract and claim that they no longer owe Mr. Forster any further benefits under his contract.  (See Item 3 – Legal Proceedings.)  In those proceedings, Mr. Forster claims that he is entitled to rights and benefits under purported agreements with the Company.  The Company has confirmed that only certain of these purported agreements were properly approved. The following description of Mr. Forster’s consulting contract is a summary of the contract that the Company believes was in effect at the time of his resignation.

Compensation and Indemnification
For his service as Chairman, Mr. Forster’s contract provided for (i) director’s and similar fees as are customarily paid to other non-employee directors, including stock awards under DP&L’s Directors’ Deferred Stock Compensation Plan; (ii) an additional opportunity for Mr. Forster to receive 35,000 of the Company’s common shares on each January 1 during the term of the contract, subject to earning and vesting criteria; (iii) participation in DP&L’s 1991 Amended Directors’ Deferred Compensation Plan; and (iv) other compensation and benefits as are customarily provided to other non-employee directors of the Company and DP&L.

For his service as a consultant, Mr. Forster’s contract provided for (i) an annual base consulting fee of $650,000 for the year ended December 31, 2003 and (ii) for calendar years 2000 and after, a bonus calculated in accordance with the MVE Incentive Program.  The MVE Incentive Program provided for incentive compensation (an MVE Payment) based on the cumulative cash distributed to the Company or attributable to each separate investment made by any private equity partnership in which the Company has invested at any time prior to the termination of his contract, less the amount invested, expenses, bonuses previously paid and any losses, in which losses not offset against any year’s cash return are carried over and applied against cash returned in future years.  Mr. Forster’s consulting contract stated that for 2003 and for each calendar year thereafter, Mr. Forster’s MVE Payment was equal to 2.75% of such amount.

Mr. Forster’s contract also stated that the Company and DP&L would provide Mr. Forster with life, health, accident and disability insurance benefits and will pay a death benefit of $1.0 million to Mr. Forster’s beneficiary upon Mr. Forster’s death during the term of the contract.

Mr. Forster’s contract stated that the Company and DP&L will indemnify Mr. Forster against any and all losses, liabilities, damages, expenses (including attorneys’ fees), judgments and amounts paid in settlement incurred by Mr. Forster in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of either the Company or DP&L, by reason of any act or omission to act in connection with the performance of his duties under the contract to the full extent that the Company and DP&L are permitted to indemnify a director, officer, employee or agent against the foregoing under Ohio law, including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

In connection with Mr. Forster’s resignation, the Company agreed to advance reasonable attorney’s fees incurred by Mr. Forster in defending any claim, action, suit or proceeding, whether civil, criminal, administrative or investigative, including any action brought derivatively on behalf of the Company, by reason of any act or omission by Mr. Forster to act as director, trustee, officer, employee or agent to the full extent permitted by Ohio law.  Any such advancement of expenses was subject to the Company’s receipt of an undertaking by Mr. Forster to repay any such amounts unless it is ultimately determined that he is entitled to be indemnified by the Company as authorized by Article VII of the Company’s Code of Regulations and Ohio law.  However, the lawsuit filed by the Company, DP&L and MVE against Mr. Forster seeks a declaration that he is not entitled to such advancements and must repay advances already made because he is unable to demonstrate entitlement to such indemnification.

Termination
Mr. Forster’s contract may be terminated upon written notice by (i) the Company or DP&L on account of Mr. Forster’s disability or for “cause” or (ii) Mr. Forster for “good reason.”

“Cause” is defined as (i) commission of a felony, (ii) embezzlement, (iii) the illegal use of drugs or (iv) if no change of control has occurred (other than a change of control resulting from the commencement of a tender offer or the Company or DP&L entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), the failure by Mr. Forster to substantially perform his duties (other than any failure resulting from his physical or mental illness or other physical or mental incapacity) as determined by the Board of Directors.

“Good Reason” is defined as (i) the failure to elect Mr. Forster to Chairman of the Board of Directors or Chairman of the Executive Committee for any reason, other than Mr. Forster’s termination due to death or disability, by the Company or DP&L for cause, or by Mr. Forster for good reason; (ii) the assignment of any duties inconsistent with the duties contemplated by the consulting contract without Mr. Forster’s consent; (iii) if within 36 months after the date of a change of control (other than a change of control resulting from the commencement of a tender offer or the Company entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), Mr. Forster determines that he is unable to discharge his duties effectively; (iv) the failure of the Company or DP&L to obtain the assumption of the contract by any successor; (v) the termination of the contract by the Company or DP&L without satisfying the applicable requirements; or (vi) any other material breach of the contract by the Company or DP&L.

Upon termination of the contract for any reason, including expiration of the term, the contract provided for (i) a lump sum cash payment to Mr. Forster of the directors’ fees and base consulting fees through the date of termination; (ii) the continuation of Mr. Forster’s MVE Payment on an annual basis; (iii) continuation of medical benefits to Mr. Forster and his spouse for life and to any of Mr. Forster’s eligible dependents; and (iv) payment of all other accrued benefits to which Mr. Forster was entitled through the date of termination.  The contract also stated that all earned and vested stock awards granted to Mr. Forster pursuant to the Directors’ Deferred Stock Plan and all compensation deferred under the Directors’ Deferred Compensation Plan would be payable to Mr. Forster in accordance with the terms of such plan.

If the contract is terminated prior to the expiration of the term by Mr. Forster for good reason or by the Company or DP&L, other than for cause or Mr. Forster’s disability, and Mr. Forster was not entitled to receive change of control benefits for a change of control (other than a change of control resulting from the commencement of a tender offer or the Company or DP&L entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), then, in addition to the payments and benefits described above, the consulting contract provided for (i) a lump sum cash payment equal to the amount of the annual base consulting fees that would have been payable for the remainder of the term; (ii) all unearned and/or unvested stock incentive units awarded under the MSIP and all unearned and/or unvested stock awards granted under the Directors’ Deferred Stock Plan would be deemed fully earned and vested; and (iii) continuation of all life, medical, accident and disability insurance for Mr. Forster, his spouse and his eligible dependents for the remainder of the term.

Change of Control
Mr. Forster’s contract also provided for benefits and payments after the occurrence of a “change of control” (as such term is defined in the agreement).  Upon a change of control, the contract stated that the Company and DP&L would transfer cash or other property in an amount sufficient to fund all benefits and payments to the master trust.  In addition, the contract provided a gross-up payment if any excise tax was imposed upon a change of control such that Mr. Forster was in the same after-tax position as if no excise tax was imposed.

If a change of control occurred (other than a change of control resulting from the commencement of a tender offer or the Company or DP&L entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), the contract provided for (i) a lump sum cash payment to Mr. Forster equal to the sum of (a) 200% of the annual base consulting fees; (b) 200% of the average annual bonus paid to Mr. Forster for the three years immediately preceding the date of the change of control; and (c) any gross-up payment payable to Mr. Forster for excise taxes; (ii) payment of one-half of the amount calculated in clause (i) in consideration of Mr. Forster’s agreement to be subject to a non-compete covenant; (iii) all unearned and/or unvested stock incentive units awarded under the MSIP and all unearned and/or unvested stock awards granted under the Directors’ Deferred Stock Plan would be deemed fully earned and vested; and (iv) continuation of all life, medical, accident and disability insurance for Mr. Forster, his spouse and his eligible dependents until the third anniversary of the date of the change of control.

If a tender offer was commenced or the Company or DP&L entered into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets, then upon any subsequent termination of Mr. Forster’s contract at any time within 36 months of the change of control and prior to the occurrence of another change of control or the consummation of such tender offer or agreement, Mr. Forster’s contract provided for the benefits and payments described above unless the contract was terminated for cause, on account of Mr. Forster’s death or disability or by Mr. Forster without good reason.  However, in the event of such a change of control, if the tender offer or agreement was abandoned or terminated, and a majority of the original directors and/or their successors (as such terms are defined in the contract) determined that the tender offer or agreement would not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination would have not entitled Mr. Forster to these benefits.  Neither the Company nor DP&L experienced a change of control while Mr. Forster served as Chairman and consultant to the Company.

February 2004 Letters
Mr. Koziar executed two letters (each dated as of February 2, 2004) to Mr. Forster, both of which were agreed to and acknowledged by Mr. Forster.  In addition, Mr. Koziar sent a letter to Mr. Forster dated February 3, 2004.  The letters described new terms and modifications to Mr. Forster’s consulting contract, an amended version of which was attached to the February 2, 2004 letter.  The modifications included:

•

changing Mr. Forster’s severance compensation after a change of control from 200% of the average annual bonus paid to Mr. Forster for the three years prior to his termination to 200% of the average of his incentive compensation for the three of the last ten years prior to his termination, whether or not consecutive, that yielded the highest average incentive compensation;

•

adding a “clarification” that a transferee of all or a portion of the Company’s interest in the financial asset portfolio will be required specifically to assume the Company’s obligation to pay Mr. Forster the MVE Incentive Payment pursuant to Annex A of his contract;

•	increasing the duration of Mr. Forster’s non-compete agreement from two to three years;

•	increasing Mr. Forster’s consulting fee to $750,000; and

•	entitling Mr. Forster to receive gross-up payments for any excise taxes on the date of termination rather than 15 days after such date.

An amended contract was never signed by the Company.  In addition, neither the Board nor the Compensation Committee approved or authorized the modifications and new terms described above.  The Company, DP&L and MVE have commenced litigation seeking a declaration that the amendments described above were not effective. However, in the litigation action brought by Mr. Forster and Ms. Muhlenkamp, in which they allege a breach of contract, Mr. Forster claims that the letters governed his relationship with the Company and that he is entitled to the benefits contained therein.  (See Item 3 – Legal Proceedings.)

Stephen F. Koziar, Jr.
Mr. Koziar served as the President and Chief Executive Officer of the Company and DP&L from January 1, 2003 to May 16, 2004 pursuant to an employment agreement dated October 17, 2002 and a letter agreement dated December 15, 2000.  Mr. Koziar also served as a director and

Secretary/Treasurer of MVE from 1998 until his retirement.  The term of Mr. Koziar’s employment agreement was through December 31, 2005 unless terminated by the Company or Mr. Koziar at any time, with or without cause, upon 180 days written notice.

Mr. Koziar retired from the Company on May 16, 2004.  In connection with his retirement, the Company reserved all rights and defenses and Mr. Koziar reserved all rights and entitlements under applicable law and under any existing agreement.  The Company, DP&L and MVE have filed a lawsuit against Mr. Koziar alleging that he breached his fiduciary duties and breached his employment agreement and claim that they no longer owe Mr. Koziar any further benefits under his contract.  (See Item 3 - Legal Proceedings.)

The Company has initiated legal proceedings against Mr. Koziar relating to, among other things, his employment agreement (see Item 3 – Legal Proceedings).  The Company has found that two versions of Mr. Koziar’s employment agreement exist, the initial version and an amended version.  However, the Company has not been able to confirm that the amended version was ever approved by the Compensation Committee or the Board of Directors.  Therefore, the initial version has been attached hereto as Exhibit 10(i), and is reflected in the following discussion.  The Company also has found two versions of the December 15, 2000 letter agreement with Mr. Koziar featuring different averaging formulas for determining the incentive compensation payment following a change of control.  The Company believes that the version that was a three-most-recent years averaging formula attached as Exhibit 10(n), rather than taking the highest three years of the past ten, is the original version and it has not been able to substantiate that the other version was ever approved by the Compensation Committee or the Board of Directors.  The following discussion reflects the documents attached as Exhibits 10(i) and 10(n).

Compensation and Indemnification
Mr. Koziar’s employment agreement provided for (i) an annual base salary of not less than $600,000; (ii) participation in the Management Incentive Compensation Plan (MICP); (iii) eligibility to be granted options under DPL’s Stock Option Plan; (iv) participation in other incentive programs; and (v) such fringe benefits (including medical, life and disability insurance benefits and retirement benefits) as are generally made available to other executive level employees.

Mr. Koziar’s agreement stated that the Company and DP&L will indemnify Mr. Koziar against any and all losses, liabilities, damages, expenses (including attorneys’ fees), judgments and amounts paid in settlement incurred by Mr. Koziar in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of either the Company or DP&L, by reason of any act or omission to act in connection with the performance of his duties under the contract to the full extent that the Company and DP&L are permitted to indemnify a director, officer, employee or agent against the foregoing under Ohio law, including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

In connection with Mr. Koziar’s retirement, the Company agreed to advance reasonable attorney’s fees incurred by Mr. Koziar in defending any claim, action, suit or proceeding, whether civil, criminal, administrative or investigative, including any action brought derivatively on behalf of the Company, by reason of any act or omission by Mr. Koziar to act as director, trustee, officer, employee or agent to the full extent permitted by Ohio law.  Any such advancement of expenses was subject to the Company’s receipt of an undertaking by Mr. Koziar to repay any such amounts unless it is ultimately determined that he is entitled to be indemnified by the Company as authorized by Article VII of the Company’s Code of Regulations and Ohio law.  However, the lawsuit filed by the Company, DP&L and MVE against Mr. Koziar seeks a declaration that he is not entitled to such advancements and must repay advances already made because he is unable to demonstrate entitlement to such indemnification.

Termination
Mr. Koziar’s employment agreement was terminable by the Company without “cause” on 180 days prior written notice, or with “cause” without prior notice; Mr. Koziar could terminate the agreement on 180 days written notice.  “Cause” is defined as (i) the commission of a felony, (ii) embezzlement, (iii) the illegal use of drugs, or (iv) the failure by Mr. Koziar  to substantially perform his duties under the agreement (other than any such failure resulting from his physical or mental illness or other physical or mental incapacity) as determined by the Board of Directors of DPL.

If Mr. Koziar’s employment was terminated for any reason, the December 15, 2000 letter agreement provided for (i) a lump sum cash payment to Mr. Koziar equal to the sum of his full base salary through the date of termination and the amount of the awards earned pursuant to any incentive compensation plan that have not been paid (other than any deferred compensation plan in which he made a contrary installment election); (ii) continuation of medical benefits for him and his spouse for life; and (iii) payment of any other accrued benefits to which he was entitled through the date of termination.

If Mr. Koziar’s employment was terminated prior to December 31, 2005 by the Company without “cause”, other than in connection with a change of control, or by Mr. Koziar, and at the time of termination, any of the following executive positions are filled by more than one person: President or Chief Operating Officer of (1) DPL, (2) DP&L or (3) DPL Energy LLC; then the employment agreement states that: (i) the Company and DP&L will pay Mr. Koziar’s base salary through December 31, 2005; (ii) the Company and DP&L would pay Mr. Koziar the annual bonus he would have received pursuant to the MICP for the year during which termination occurs had he still been employed as of the last day of such year; and (iii) any unvested options granted under the Company’s Stock Option Plan would be deemed fully vested.  However, the Company and DP&L would not have those obligations, if Mr. Koziar’s employment was terminated for “cause”.

The other version of Mr. Koziar’s agreement, which the Company does not believe became effective, removed all provisions regarding “cause”.  Under that version, the agreement was terminable by any party at any time on 180 days written notice.  Any termination at a time when (a) any of the following executive positions were filled by more than one person: President or Chief Operating Officer of (1) DPL, (2) DP&L or (3) DPL Energy LLC, or (4) a new CEO of DPL had been elected would have required that: (i) the Company and DP&L would pay Mr. Koziar’s base salary through December 31, 2005; (ii) the Company and DP&L would pay Mr. Koziar the annual bonus he would have received pursuant to the MICP for the year during which termination occurs had he still been employed as of the last day of such year; and (iii) any unvested options granted under the Company’s Stock Option Plan would have been deemed fully vested.  Additionally, that version of Mr. Koziar’s agreement contained a provision under which Mr. Koziar would refrain for two years from participating in certain forms of competition with DPL and DP&L.

In addition to the above, if Mr. Koziar’s employment was terminated due to his death, then Mr. Koziar’s estate would be entitled to his base compensation through December 31, 2005.

Change of Control
If a change of control occurred (other than a change of control resulting from the commencement of a tender offer or the Company or DP&L entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets), Mr. Koziar’s December 15, 2000 letter agreement provided for (i) a lump sum cash payment to Mr. Koziar equal to the sum of 200% of (a) the annual base salary and (b) the average of the last three annual award payments made to Mr. Koziar under the MICP prior to the change of control, including any portion of the payments he elected to have credited to his deferred compensation plan account; (ii) payment of one-half of the amount calculated in clause (i) in consideration of Mr. Koziar’s agreement to be subject to non-compete and confidentiality covenants; (iii) gross-up payments for excise taxes; and (iv) any and all awarded stock incentive units pursuant to the MSIP (other than to the extent related to a completed period for which the determination of the number of earned stock incentive units had already been made; and not to exceed the number of stock incentive units comprising the target award under the applicable stock incentive award regardless of the potential to earn more than such target award) being deemed earned stock incentive units which are vested, and all such earned stock incentive units shall be payable.  Mr. Koziar’s agreement permitted Mr. Koziar to defer the payment described in clause (ii), in which event the amount would be credited to his deferred compensation plan account.  In addition, if Mr. Koziar’s agreement was terminated within twelve months of such change of control, his agreement stated that Mr. Koziar would receive the benefits described below unless such termination is for cause or due to Mr. Koziar’s death or disability.

Under the December 15, 2000 letter agreement, if a tender offer was commenced or the Company or DP&L entered into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets, then upon any subsequent termination of Mr. Koziar’s agreement within 36 months of the change of control and prior to the occurrence of another change of control or the consummation of such tender offer or agreement, Mr. Koziar’s agreement provided for (i) the payments described above; (ii) in the event that the change of control preceded the completion of a period in which Mr. Koziar could have earned compensation pursuant to the MICP or any other incentive plan (other than the MSIP), a lump sum cash payment to Mr. Koziar equal to the average of the last three annual award payments to him under the MICP or other incentive plan (other than the MSIP), including any portion of such payments that he elected to have credited to his deferred compensation plan account (a second version of the letter agreement calculated this average based on the three calendar years out of the last ten consecutive years which yielded the highest average of incentive compensation); (iii) payment of any cash or shares of the Company’s stock awarded pursuant to the MICP or any action taken by the Board of Directors prior to the change of control which had been deferred; provided, however, that any deferral election that Mr. Koziar selected would remain in effect; and (iv) continuation of all life, health, accident and disability insurance until the third anniversary of the date of the change of control or until an essentially equivalent benefit was made available to Mr. Koziar by a subsequent employer at no cost to Mr. Koziar; provided, however, that such benefits and payments would not be made if the agreement was terminated by the Company or DP&L for cause, by Mr. Koziar, or on account of Mr. Koziar’s death or disability.  In the event of such a change of control, if the tender offer or agreement was abandoned or terminated, and a majority of the original directors and/or their successors determine that the tender offer or agreement would not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination would not entitle Mr. Koziar to the benefits described above.

Upon any change of control, Mr. Koziar’s letter agreement stated that the Company and DP&L would transfer cash or other property in an amount sufficient to fund all change of control benefits and payments to the master trust.  In addition, the letter agreement provided a gross-up payment if any excise tax was imposed upon a change of control such that Mr. Koziar was in the same after-tax position as if no excise tax was imposed.  Neither the Company nor DP&L experienced a change of control while Mr. Koziar was employed by the Company.

Caroline E. Muhlenkamp
Ms. Muhlenkamp served as director and President of MVE from November 1998 and Group Vice President and interim Chief Financial Officer of the Company and DP&L from April 2003 to May 16, 2004.  During 2003, her employment terms were governed by an employment agreement dated as of December 14, 2001 and a letter agreement dated December 15, 2000 that was signed in 2002.

Ms. Muhlenkamp and the Company are presently engaged in legal proceedings that relate, in part, to her employment agreement (see Item 3 – Legal Proceedings).  In those proceedings, Ms. Muhlenkamp claims that she is entitled to rights and benefits under purported agreements with the Company.  The Company believes that only certain of these purported agreements were properly approved.  The following description of Ms. Muhlenkamp’s employment agreement is a summary of the agreement that the Company believes was in effect at the time of her resignation.

The term of Ms. Muhlenkamp’s employment agreement commenced on December 14, 2001 and continued thereafter until terminated by the Company or Ms. Muhlenkamp at any time, with or without cause, upon 180 days written notice, except that if the Company terminated the agreement for cause (as defined in the agreement), no such notice was required.  The agreement would have terminated upon Ms. Muhlenkamp’s death or disability.  The Company was also obligated to require any successor to all or substantially all of its business or assets to assume her employment agreement.

Ms. Muhlenkamp resigned on May 16, 2004.  In connection with Ms. Muhlenkamp’s resignation, the Company reserved all rights and defenses and Ms. Muhlenkamp reserved all rights and entitlements under applicable law and under any existing agreements.  Ms. Muhlenkamp, along with Mr. Forster, filed a lawsuit against the Company, DP&L and MVE claiming that she was wrongly terminated and is entitled to certain rights and benefits.  The Company, DP&L and MVE have filed a lawsuit against Ms. Muhlenkamp alleging that she breached her fiduciary duties and breached her employment contract and claim that they no longer owe Ms. Muhlenkamp any further benefits under her contact.  (See Item 3 - Legal Proceedings.)

Compensation and Indemnification
Ms. Muhlenkamp’s agreement provided for (i) an annual base salary to be determined from time to time;  (ii) an MVE Payment calculated in accordance with the MVE Incentive Program; and (iii) other standard fringe benefits, including medical, life and disability insurance, retirement benefits and continued participation in the Company’s Key Employees Deferred Compensation Plan.  Ms. Muhlenkamp’s annual base salary was $314,000 in 2001, $364,000 in 2002 and $434,000 in 2003.  Ms. Muhlenkamp’s employment agreement stated that for 2003 and for each calendar year thereafter, Ms. Muhlenkamp’s MVE Payment was equal to 2.25%.

Other versions of Ms. Muhlenkamp’s agreement, which the Company does not believe were authorized, also provided for her eligibility to receive options under DPL’s Stock Option Plan and to participate in the MICP.  In addition, such versions stated that the Company and DP&L would indemnify her against any and all losses, liabilities, damages, expenses (including attorneys’ fees), judgments and amounts paid in settlement incurred by Ms. Muhlenkamp in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of either the Company or DP&L, by reason of any act or omission to act in connection with the performance of her duties under the contract to the full extent that the Company and DP&L are permitted to indemnify a director, officer, employee or agent against the foregoing under Ohio law, including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

In connection with Ms. Muhlenkamp’s resignation, the Company agreed to advance reasonable attorney’s fees incurred by Ms. Muhlenkamp in defending any claim, action, suit or proceeding, whether civil, criminal, administrative or investigative, including any action brought derivatively on behalf of the Company, by reason of any act or omission by Ms. Muhlenkamp to act as director, trustee, officer, employee or agent to the full extent permitted by Ohio law.  Any such advancement of expenses was subject to the Company’s receipt of an undertaking by Ms. Muhlenkamp to repay any such amounts unless it is ultimately determined that she is entitled to be indemnified by the Company as authorized by Article VII of the Company’s Code of Regulations and Ohio law.  However, the lawsuit filed by the Company, DP&L and MVE against Ms. Muhlenkamp seeks a declaration that she is not entitled to such advancements and must repay advances already made because she is unable to demonstrate entitlement to such indemnification.

Termination
 Ms. Muhlenkamp’s employment agreement stated that the Company and DP&L would continue to make Ms. Muhlenkamp’s MVE Payment on an annual basis unless the Company terminated her “for cause,” (In the litigation with the Company, Ms. Muhlenkamp has argued that based on other versions of the employment agreement,  the “for cause” termination provisions have been eliminated and the Company is required to continue to make these MVE Payments annually under all circumstances. The Company disputes that argument.) The December 15, 2000 letter agreement included termination provisions that differ from Ms. Muhlenkamp’s employment agreement. If terminated for any reason at any time, the December 15, 2000 letter agreement provided for (i) a lump sum cash payment to Ms. Muhlenkamp equal to the sum of (a) Ms. Muhlenkamp’s annual base salary through the date of termination and (b) any awards earned, with respect to any completed period, pursuant to the MVE Incentive Program or any other incentive compensation that had not yet been paid, other than any deferred compensation plan in which Ms. Muhlenkamp made a contrary installment election; (ii) benefits under the medical plan for Ms. Muhlenkamp for life and for her eligible dependents; and (iii) all other accrued benefits to which Ms. Muhlenkamp was entitled through the date of termination; provided, however, that if Ms. Muhlenkamp’s agreement terminated upon her death or disability, the Company and DP&L would pay to her estate or to Ms. Muhlenkamp her annual base salary through December 31, 2005.

Other versions of Ms. Muhlenkamp’s agreement, which the Company does not believe were authorized, also provided that if the agreement was terminated prior to the expiration of its term by the Company or DP&L (other than after a change of control in which  Ms. Muhlenkamp would be entitled to payment of benefits) or by Ms. Muhlenkamp, and at the time of such termination there were no unfilled senior positions at MVE, the agreement provided for (i) continued payment of Ms. Muhlenkamp’s annual base salary through December 31, 2005; (ii) payment of the annual bonus that Ms. Muhlenkamp would have received under the MICP for the year in which termination occurs had she been employed as of the last day of such year; and (iii) the vesting of any unvested options granted to Ms. Muhlenkamp under the Company’s Stock Option Plan.

Change of Control
If a change of control occurred, then Ms. Muhlenkamp’s December 15, 2000 letter agreement provided for payments and benefits similar to those available to Mr. Koziar, with the only exception being that for Ms. Muhlenkamp, the incentive compensation included award payments pursuant to the MVE Incentive Program only.  Neither the Company nor DP&L experienced a change of control while Ms. Muhlenkamp was employed by the Company.

February 2004 Letter
Mr. Koziar executed a letter agreement with Ms. Muhlenkamp, dated as of February 2, 2004, which was agreed to and acknowledged by Ms. Muhlenkamp.  The letter agreement described new terms and modifications to Ms. Muhlenkamp’s employment agreement, an amended version of which was attached thereto.  A copy of a revised change of control letter agreement was given to Ms. Muhlenkamp.  The modifications included:

•

changing Ms. Muhlenkamp’s severance compensation after a change of control from 200% of the average annual award payments under the MVE Incentive Program paid to Ms. Muhlenkamp for the three years prior to her termination to 200% of the average of her incentive compensation for the three of the last ten years prior to her termination, whether or not consecutive, that yielded the highest average incentive compensation;

•

adding a “clarification” that a transferee of all or a portion of the Company’s interest in the financial asset portfolio would be required specifically to assume the Company’s obligation to pay Ms. Muhlenkamp the MVE Incentive Payment pursuant to Annex A of her agreement; and

•	increasing the duration of Ms. Muhlenkamp’s non-compete agreement from two to three years.

The amended agreement was never signed by the Company.  In addition, neither the Board nor the Compensation Committee approved or authorized the modifications and new terms described above.  The Company, DP&L and MVE have commenced litigation seeking a declaration that the amendments described above were not effective.  However, in the litigation action brought by Mr. Forster and Ms. Muhlenkamp, in which they allege a breach of contract, Ms. Muhlenkamp claims that the amended agreement governed her employment with the Company and that she is therefore entitled to the benefits contained therein.  (See Item 3 – Legal Proceedings.)

James V. Mahoney
Mr. Mahoney has served as the President of DPLE since January 3, 2003, pursuant to an employment agreement and letter agreement dated January 3, 2003.  The term of Mr. Mahoney’s employment agreement is indefinite until terminated by the Company or Mr. Mahoney, with or without cause, upon 30 days written notice; provided that the Company may terminate the agreement with cause without prior notice.  The agreement also automatically terminates upon Mr. Mahoney’s death or disability.

Mr. Mahoney was appointed President and Chief Executive Officer of the Company and DP&L by the Board of Directors on May 16, 2004.

Compensation
Mr. Mahoney’s agreement provides for (i) an annual base salary of not less than $425,000; (ii) participation in the MICP, in which during 2003, he had the opportunity to earn $200,000 at 100% of the target performance; (iii) participation in the Company’s Long Term Incentive Plan, in which during 2003, he had the opportunity to earn $400,000 at 100% of target performance; (iv) stock options to purchase up to 100,000 shares of common stock; and (v) such fringe benefits (including medical, life and disability insurance benefits and qualified retirement benefits) as are generally made available to other executive level employees.  Awards earned pursuant to the Long Term Incentive Plan will vest in three equal installments on December 31 of each year, commencing with the year in which an award is granted.

Termination
If Mr. Mahoney’s employment is terminated for any reason at any time, Mr. Mahoney’s letter agreement provides for (i) a lump sum cash payment to Mr. Mahoney equal to the sum of his full base salary through the date of termination and the amount of any awards, with respect to any completed period which, pursuant to the MICP or any other incentive plan in which he participates (other than any deferred compensation plan in which he elected a contrary installment), have been earned but not yet paid and (ii) payment of any other accrued benefits to which Mr. Mahoney is entitled.

If the Company or DP&L terminates Mr. Mahoney’s employment without cause and a change of control has not occurred or is not pending, then Mr. Mahoney’s employment agreement provides for (a) a payment to Mr. Mahoney equal to the sum of his full base salary then in effect, and the benefits described above, provided that Mr. Mahoney executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company and its affiliates. Certain other benefits would have applied if Mr. Mahony had not been offered the position of President and CEO of DPL on or before December 31, 2004.

Change of Control
If Mr. Mahoney’s employment is terminated within 36 months of a change of control, Mr. Mahoney’s letter agreement provides for (i) a lump sum cash payment equal to the sum of (a) the average of the three highest of the last ten annual award payments made pursuant to the MICP or other incentive plan, including any portion deferred to his deferred compensation plan account, if the termination precedes the actual determination of such incentive compensation or the completion of a period in which he could have earned incentive compensation, (b) an amount equal to 200% of the sum of his annual base salary, before deduction of any deferred amounts, and the average of the three highest of the last ten annual award payments made under the MICP, including any portion deferred to his deferred compensation plan account, (c) one half of the amount payable in clause (b) in consideration of Mr. Mahoney’s agreement to non-compete and confidentiality provisions, (d) any cash or shares of Company common stock previously earned under the MICP or pursuant to action by the Board of Directors but not yet paid, and (e) gross-up payments for excise taxes; and (ii) continuation of all life, medical, accident and disability insurance for Mr. Mahoney and his eligible dependents until the third anniversary of the date of termination or the date an essentially equivalent benefit is made available to Mr. Mahoney by a subsequent employer.

Mr. Mahoney’s letter agreement states that the benefits described above would not be available if such termination is by (i) the Company or DP&L for cause or on account of Mr. Mahoney’s disability; (ii) Mr. Mahoney without “good reason” and the change of control does not result from the commencement of a tender offer or the Company or DP&L entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets; (iii) Mr. Mahoney for any reason and the change of control results from the commencement of a tender offer or the Company or DP&L entering into an agreement to merge or consolidate or to sell, lease, exchange or otherwise transfer or dispose of all or substantially all of its assets; or (iv) Mr. Mahoney’s death.  “Good Reason” for Mr. Mahoney is defined as (i) assignment of duties inconsistent with the written objectives of his position, a change in his reporting responsibilities, his removal from or any failure to re-elect Mr. Mahoney to his position or office; (ii) failure to have his annual base salary raised when salary adjustments are historically made; (iii) a reduction in his base salary; (iv) failure by the Company or DP&L to continue a benefit plan, including incentive plans; (v) the relocation of the Company’s principal executive offices outside of Montgomery, Ohio, if at the time of a change of control, Mr. Mahoney is based at the principal offices; (vi) being required to base more than fifty miles from the location he was based at the time of the change of control or the failure to reimburse for moving expenses if Mr. Mahoney consents to moving his base and permanent residence; (vii) excessive travel that necessitates overnight absences; (viii) the failure by the Company or DP&L to obtain the assumption of his agreement by any successor; (ix) termination without cause or without being provided with a notice of termination; and (x) if, within 36 months of a change of control, Mr. Mahoney determines that he cannot effectively discharge his duties.

Upon a change of control, Mr. Mahoney’s letter agreement states that the Company and DP&L will transfer cash or other property in an amount sufficient to fund all change of control benefits and payments to the master trust.  In addition, the letter agreement provides a gross-up payment if any excise tax is imposed upon a change of control such that Mr. Mahoney is in the same after-tax position as if no excise tax was imposed.

If Mr. Mahoney’s employment is terminated within 36 months of a change of control due to his disability, his letter agreement provides for benefits under the Company’s and DP&L’s salary continuation plan or disability insurance.  If Mr. Mahoney’s employment is terminated for cause subsequent to a change of control, his letter agreement provides for compensation for services previously rendered as if he were terminated without the occurrence of a change of control.

Further, if a tender offer or a potential agreement is abandoned or terminated and a majority of the original directors and/or their successors determine that the tender offer or agreement will not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination will not entitle Mr. Mahoney to the benefits described above.

Robert D. Biggs
Mr. Biggs has served as the Chairman of the Board of Directors of DPL and DP&L since May 16, 2004, and he was appointed Executive Chairman of DPL and DP&L pursuant to an employment agreement, dated July 21, 2004 and effective as of May 16, 2004.  The term of Mr. Biggs’ employment agreement is through May 16, 2006 and automatically renews for one-year periods unless terminated, with or without cause, by the Company, DP&L or Mr. Biggs upon 90 days written notice; provided that the Company or DP&L may terminate Mr. Biggs for cause without prior notice.  The agreement also automatically terminates upon Mr. Biggs’ death or disability.  Mr. Biggs’ agreement includes non-compete and confidentiality provisions.

Compensation and Indemnification
Mr. Biggs’ agreement provides for (i) an annual base salary of $250,000; (ii) his eligibility to receive an annual bonus under the MICP; (iii) stock options to purchase 200,000 shares of Company common stock at an exercise price to be determined pursuant to the DPL Inc. Stock Option Plan and that will vest and become exercisable as to 50% of the shares on each of May 16, 2005 and
May 16, 2006; (iv) an annuity that provides Mr. Biggs with a lifetime annual benefit of $71,000 and that includes a joint and survivor benefit feature that provides 30% of his annual annuity benefit to his surviving spouse for her lifetime in consideration of the existing pension benefits that Mr. Biggs has foregone to accept employment with the Company; (v) a tax gross-up such that if any annuity taxes or other related taxes are imposed, Mr. Biggs is in the same after-tax position as if no taxes were imposed; (vi) fringe benefits as are generally provided to non-employee directors; and (vii) term life insurance policy with a death benefit of $500,000.  In addition, the Company will provide Mr. Biggs with the use of corporate aircraft in connection with his travel between Dayton and his home in Florida and will pay a tax gross-up  in respect of such use.  On October 5, 2004, Mr. Biggs signed a Letter Agreement with the Company to clarify that the effective date for the grant of stock options entitling Mr. Biggs to purchase 200,000 common shares pursuant to his employment agreement was October 5, 2004 and not May 16, 2004.

Mr. Biggs’ agreement states that the Company and DP&L will indemnify him against any and all losses, liabilities, damages, expenses (including attorney’s fees), judgments and amounts paid in settlement incurred by Mr. Biggs in connection with any claim, action, suit or proceeding (whether civil, criminal, administrative or investigative), including any action by or in the right of either the Company or DP&L, by reason of any act or omission to act in connection with the performance of his duties under the agreement to the full extent that the Company and DP&L are permitted to indemnify a director, officer, employee or agent against the foregoing under the respective Codes of Regulations of the Company and DP&L and Ohio law, including, without limitation, Section 1701.13(E) of the Ohio Revised Code.

Termination
If Mr. Biggs’ employment is terminated for any reason, Mr. Biggs’ agreement provides for (i) his annual base salary through the date of his termination and (ii) any accrued benefits under the Company’s and DP&L’s compensation or benefit plans or arrangements in accordance with their terms, including any unpaid bonuses payable in respect of a completed fiscal year.

If Mr. Biggs’ employment is terminated without cause prior to a change of control, then in addition to the payments and benefits described above, Mr. Biggs’ agreement provides for (i) a lump sum cash payment equal to the aggregate amount of his annual base salary during the remainder of his term; (ii) continued benefits during the remainder of the term; and (iii) the vesting of all awarded stock options; provided that Mr. Biggs executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company or DP&L.

Change of Control
If within one year of a change of control Mr. Biggs’ employment either is not extended by the Company or is terminated without cause, Mr. Biggs’ agreement provides for (i) a lump sum cash payment equal to the sum of (a) 200% of the annual base salary; (b) 200% of the annual bonus paid or payable to Mr. Biggs for the calendar year immediately preceding the year of his termination (if Mr. Biggs has not had the opportunity to earn an annual bonus prior to his termination, then the annual bonus shall be deemed to be $250,000); and (c) a gross-up payment if any excise tax is imposed upon a change of control such that Mr. Biggs is in the same after-tax position as if no excise tax was imposed; (ii) the continuation of his benefits for two years following his termination; and (iii) the vesting of all of his awarded stock options; provided that Mr. Biggs executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company or DP&L.  If the change of control that occurred was only the commencement of a tender offer, the tender offer is abandoned or terminated and a majority of the original directors and/or their successors determine that the tender offer will not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination will not entitle Mr. Biggs to the benefits described above.

W. Steven Wolff
Mr. Wolff has served as an executive employee of the Company since September 17, 2003 pursuant to an employment agreement dated September 17, 2003 and a letter agreement dated November 1, 2002.  The term of Mr. Wolff’s employment agreement is indefinite until terminated by the Company, with or without cause, upon 30 days’ notice or by Mr. Wolff upon 180 days’ written notice; provided that the Company may terminate the agreement with cause without prior notice.  The agreement also terminates automatically upon Mr. Wolff’s death or disability.

Compensation
Mr. Wolff’s agreement provides for (i) an annual base salary of not less than $250,000; (ii) participation in such short-term and long-term bonus, incentive compensation, deferred compensation and similar plans as the Company or the Compensation Committee may determine; and (iii) such fringe benefits as are generally made available to all other employees, the Executive Medical Plan, the annual physical program and financial planning services in effect from time to time.

Termination
If Mr. Wolff’s employment is terminated without “cause” and he is not entitled to receive the benefits described below, then the agreement provides for payment of his annual base salary in installments over the one-year period after the date of termination; provided that Mr. Wolff executes and delivers a release pursuant to which he fully and unconditionally releases any claims that he may have against the Company and its affiliates.

“Cause” for purposes of Mr. Wolff’s employment agreement is defined as (i) commission of a felony, (ii) embezzlement, (iii) the illegal use of drugs, or (iv) the failure by Mr. Wolff to substantially perform his duties hereunder (other than any such failure resulting from his physical or mental illness or other physical or mental incapacity) as reasonably determined by the Company.

If Mr. Wolff’ s employment is terminated for any reason at any time, his letter agreement provides for (i) a lump sum cash payment to Mr. Wolff equal to his full base salary through the date of termination; (ii) the amount of the awards, with respect to any completed period, which pursuant to the MICP or any other incentive plan (other than any deferred compensation plan in which he made a contrary installment election) have been earned but not paid; and (iii) payment of any other accrued benefits to which he is entitled through the date of termination.

For a period of one year after termination of Mr. Wolff’s employment, Mr. Wolff’s employment agreement states that Mr. Wolff is required to provide assistance as may be necessary to facilitate a smooth and orderly transition of duties.

Change of Control
If Mr. Wolff’s employment is terminated in connection with a change of control, his letter agreement provides for payments and benefits similar to those described for Mr. Mahoney except that Mr. Wolff’s non-compete provisions are effective for two years after termination whereas Mr. Mahoney’s non-compete provisions are effective for three years after termination.

Patricia K. Swanke
Ms. Swanke has served as an executive employee since September 17, 2003, pursuant to an employment agreement dated September 17, 2003 and a letter agreement dated November 1, 2002.  The term of Ms. Swanke’s employment agreement is indefinite until terminated by the Company, with or without cause, upon 30 days’ notice or by Ms. Swanke upon 180 days written notice; provided that the Company may terminate the agreement with cause without prior notice.  The agreement also terminates automatically upon Ms. Swanke’s death or disability.  Ms. Swanke’s letter agreement includes non-compete and confidentiality provisions.

Compensation
Ms. Swanke’s employment agreement provides for (i) an annual base salary of not less than $230,000; (ii) participation in such short-term and long-term bonus, incentive compensation, deferred compensation and similar plans as the Company or the Compensation Committee may determine; and (iii) such fringe benefits as are generally made available to all other employees, the Executive Medical Plan, the annual physical program and financial planning services in effect from time to time.

Termination
If Ms. Swanke’s employment is terminated without cause and she is not entitled to receive the benefits described below, then the agreement provides for payment of her annual base salary in installments over the one-year period after the date of termination; provided that Ms. Swanke executes and delivers a release pursuant to which she fully and unconditionally releases any claims that she may have against the Company and its affiliates.  The definition of “cause” is identical to the definition provided in Mr. Wolff’s summary.

If Ms. Swanke’ s employment is terminated for any reason at any time, her letter agreement provides for (i) a lump sum cash payment equal to her full base salary through the date of termination; (ii) the amount of the awards, with respect to any completed period which, pursuant to the MICP or any other incentive plan (other than any deferred compensation plan in which she made a contrary installment election) that have been earned but not paid; and (iii) payment of any other accrued benefits to which she was entitled through the date of termination.

For a period of one year after termination of Ms. Swanke’s employment, Ms. Swanke’s employment agreements states that Ms. Swanke is required to provide assistance as may be necessary to facilitate a smooth and orderly transition of duties.

Change of Control
If Ms. Swanke’s employment is terminated within 36 months of a change of control, Ms. Swanke’s letter agreement provides for (i) a lump sum cash payment equal to the sum of (a) the average annual award that she earned under the MICP for the previous three years, if the termination precedes the actual determination of such incentive compensation or the completion of a period in which she could have earned incentive compensation, (b) an amount equal to 300% of the sum of her annual base salary, before deduction of any deferred amounts, and the average annual award she earned under the MICP for the previous three years, (c) any cash or shares of the Company’s common stock previously earned under the MICP or pursuant to action by the Board of Directors but not yet paid, and (d) gross-up payments; and (ii) continuation of all life, medical, accident and disability insurance for Ms. Swanke and her eligible dependents until the third anniversary of the date of termination or the date an essentially equivalent benefit is made available to Ms. Swanke by a subsequent employer.

Ms. Swanke’s letter agreement states that the benefits above would not be available if such termination is by (i) the Company for cause or on account of Ms. Swanke’s disability; (ii) Ms. Swanke without good reason, as defined in Mr. Mahoney’s employment agreement description, or (iii) Ms. Swanke’s death.

Upon a change of control, Ms. Swanke’s letter agreement states that the Company will transfer cash or other property in an amount sufficient to fund all change of control benefits and payments to the master trust.

If Ms. Swanke’s employment is terminated within 36 months of a change of control due to her disability, her letter agreement provides for benefits under the Company’s salary continuation plan or disability insurance.  If Ms. Swanke’s employment is terminated for cause subsequent to a change of control, her letter agreement provides for compensation for services previously rendered as if she were terminated without the occurrence of a change of control.

Further, if a tender offer or a potential agreement is abandoned or terminated and a majority of the original directors and/or their successors determine that the tender offer or agreement will not effectuate or otherwise result in a change of control and provide written notice of such determination, then a subsequent termination will not entitle Ms. Swanke to the benefits described above.

Director Compensation
In 2003, director compensation for each non-employee director consisted of an annual retainer of $55,000, a committee chair retainer of $10,000, Board meeting fees of $5,000 per meeting, committee meeting fees of $4,000 per meeting and a special meeting fee of $3,000 per meeting.  In 2002 and 2001, non-employee directors received 1,500 common share units annually for services as a director.

DPL maintains a Director Deferred Compensation Plan in which payment of directors’ fees may be deferred.  The director fees of those directors who have designated their director fees to be deferred are invested in DPL common share units.  Under the Director Deferred Compensation Plan, directors are entitled to receive a lump sum payment or payments in installments over a period up to 20 years upon their retirement or resignation from the Board.

On July 21, 2004, the Company and DP&L entered into an employment agreement with Robert D. Biggs, who became Executive Chairman of the Board effective May 16, 2004.  Mr. Biggs retired as a Managing Partner of PricewaterhouseCoopers LLP (PwC) in 1999 and received retirement benefits from PwC which, if continued, could have affected whether PwC qualifies as an independent auditing firm for the Company.  PwC was DP&L’s and the Company’s independent auditor until March 2003 and was required to give its consent to the filing of this Form 10-K.  In order for PwC to continue to qualify as an independent auditor, Mr. Biggs has agreed to accept his retirement benefit from PwC in the form of an annuity which provides an annual retirement benefit that is $71,000 less than the amount he previously received from PwC directly. To compensate Mr. Biggs for the resulting reduction in his PwC retirement benefits, the Company and DP&L purchased an annuity that will pay Mr. Biggs $71,000 per year for life in addition to the compensation described in Item 11-Executive Compensation. The Company and DP&L will also provide Mr. Biggs with gross-up payments for any income taxes incurred by him in connection with the annuity such that Mr. Biggs is in the same after-tax position as if no income taxes had been imposed.  On October 5, 2004, the Company, DP&L and Mr. Biggs signed a letter agreement modifying his employment agreement to clarify that the effective date for the grant of stock options to Mr. Biggs pursuant to his employment agreement was October 5, 2005 and not May 16, 2004. Upon Mr. Biggs’ death, Mr. Biggs’ spouse will receive an annual amount equal to 30% of the total annuity payable to Mr. Biggs for life.  This arrangement will continue to be binding even if Mr. Biggs no longer serves as Executive Chairman.

Compensation Committee Interlocks and Insider Participants
The Compensation Committee makes all compensation decisions.  During fiscal 2003, the members of the Compensation Committee were Jane G. Haley, Chair, James F. Dicke, II, Ernie Green and W August Hillenbrand.  No interlocking relationship exists between the Company’s Board of Directors or Compensation Committee and the boards of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information
The following table sets forth certain information as of December 31, 2003, with respect to the Company’s equity compensation plans under which shares of the Company’s equity securities may be issued.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

Equity compensation plans approved by security holders:
DPL Inc. Stock Option Plan (1)	6,960,168	$ 20.81	1,039,832
Equity compensation plans not approved by security holders:
Directors’ Deferred Stock Compensation Plan (2)	279,939	N/A	See Notes 2 and 4
Management Stock Incentive Plan (3)	1,103,308	N/A	See Notes 3 and 4

Total	8,343,415

(1)

The DPL Inc. Stock Option Plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.” the September 24, 2002 grant of 300,000 options to Mr. Forster brought his total options to 2.7 million. Under Mr. Forster’s Option Agreement, the DPL Inc. Stock Option Plan document controls. Therefore, this table reflects a conforming total of 2.5 million options.

(2)

The Directors’ Deferred Stock Compensation Plan (the “Directors’ Stock Plan”) provided for the annual award of DPL common shares to non-employee directors for services as a director.  All shares awarded under the Directors’ Stock Plan are transferred to the Master Trust.  There was no stated maximum number of shares that may have been awarded under the Directors’ Stock Plan.

(3)

The Management Stock Incentive Plan provides for the award of SIUs to executives.  Earning of SIUs is dependent on the achievement of long-term incentives, including the performance of DPL over various performance periods.  For each SIU that is earned and vests, a participant receives the equivalent of one DPL common share plus dividend equivalents from the date of award.

(4)

DPL has secured its obligations under the Directors’ Deferred Stock Compensation Plan and the Management Stock Incentive Plan by market purchases of DPL common shares by the Master Trust.  Accordingly, issuance of shares to directors or executives under these plans will not increase the number of DPL common shares issued.

Security Ownership of Certain Beneficial Owners
The following table sets forth certain information with respect to the beneficial ownership of common shares and Series B voting preferred shares of DPL as of May 12, 2004 by each person or group known by the Company to own more than 5% of the common shares or Series B voting preferred shares.  Ownership percentages are based on 126,501,404 common and 6,600,000 Series B voting preferred shares outstanding as of May 12, 2004.

	Common Shares Beneficially Owned		Series B Voting Preferred Shares Beneficially Owned

Name and Address	Number	Percent of Class	Number	Percent of Class

Dayton Ventures LLC (1) …c/o Kohlberg Kravis Roberts & Co. LP 9 W. 57th Street New York, NY 10019	31,560,000(2)	24.9%	6,600,000(3)	100%

(1)

Dayton Ventures LLC is a Delaware limited liability company, the sole members of which are KKR 1996 Fund L.P. and KKR Partners II, L.P.  As a member of each of KKR 1996 GP LLC and Strata LLC, the ultimate parent entities of KKR 1996 Fund L.P. and KKR Partners II, L.P., respectively, each of Messrs. Scott M. Stuart, a director in 2003 and George R. Roberts, a non-voting observer in 2003, of DPL and DP&L, may be deemed to beneficially own any shares or warrants beneficially owned by Dayton Ventures LLC, although each such individual disclaims beneficial ownership of such shares and warrants.

(2)	Dayton Ventures LLC does not own any common shares. Represents the number of common shares issuable upon exercise of warrants.

(3)

The 6,600,000 Series B voting preferred shares were issued to Dayton Ventures LLC in a transaction with KKR and represent up to 4.9% of the outstanding voting power of DPL’s voting securities and may be redeemed on a share for share basis to the extent common shares are issued upon exercise of the warrants held by Dayton Ventures LLC.

The determination that there were no other persons, entities or groups known to the Company to beneficially own more than 5% of the Company’s equity securities was based on a review of all statements filed with respect to the Company since the beginning of the past fiscal year with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act.

Security Ownership of Management
Set forth below is information concerning the beneficial ownership of common shares of DPL  by each Director, person named in the Summary Compensation Table and of all Directors and Officers of the Company as a group as of May 12, 2004.

Name	Amount and Nature of Beneficial Ownership	Percent of Class – (1) (2) (3)

Robert D. Biggs	2,419	—
Paul R. Bishop	9,053	—
James F. Dicke II	269,884	0.2
Peter H. Forster	968,349	0.8
Ernie Green	152,963	0.1
Jane G. Haley	189,135	0.1
W August Hillenbrand	159,248	0.1
Stephen F. Koziar, Jr.	197,533	0.2
James V. Mahoney	4,263	—
Caroline E. Muhlenkamp	69,608	0.1
Patricia K. Swanke	14,388	—
W. Steven Wolff	15,452	—

Total Directors and Officers as a group (4)	2,068,296	1.6

(1)	Ownership percentages are based on 126,501,404 common shares outstanding as of May 12, 2004.

(2)

The number of shares shown represents in each instance less than 1% of the outstanding common shares of DPL.  There were 5,781,346 common shares and common share units, or 1.6% of the total number of common shares, beneficially owned by all directors and officers of DPL and DP&L as a group at May 12, 2004, excluding shares beneficially owned by an affiliate of KKR, an investment company.  See “Certain Relationship and Related Transactions”.  The number of shares shown includes (i) 159,998 common shares transferred to the Master Trust for non-employee directors pursuant to the Directors’ Deferred Stock Compensation Plan, (ii) 200,000 common shares subject to presently exercisable options for current non-employee directors except Mr. Forster and (iii) 236,165 share units with no voting rights held by non-employee directors under the Directors’ Deferred Compensation Plan as follows: Mr. Biggs – 2,419 units; Mr. Bishop – 9,053 units; Mr. Dicke – 59,937 units; Mr. Green – 53,369 units; Mrs. Haley – 61,047 units and Mr. Hillenbrand – 50,340 units.

(3)	The number of shares shown for other individuals includes common shares, restricted share units with no voting rights, and stock options that are exercisable.

(4)	The group includes all current directors and executive officers listed under Item 10 as of May 12, 2004.

Item 13 - Certain Relationships and Related Transactions

On March 13, 2000, Dayton Ventures, Inc. and Dayton Ventures LLC, affiliates of Kohlberg Kravis Roberts & Co. LLC (KKR), purchased a combination of trust preferred securities issued by a trust established by DPL, voting preferred shares of DPL and warrants to purchase common shares of DPL for an aggregate of $550 million. The trust preferred securities were redeemed at par in 2001 with proceeds of a new issuance of trust preferred securities and DPL Senior Notes. The 6.6 million Series B voting preferred shares have voting power not exceeding 4.9% of the total outstanding voting power of DPL’s voting securities and were purchased by Dayton Ventures LLC for an aggregate purchase price of $68 thousand. The warrants to purchase 31.6 million common shares (representing approximately 19.9% of the common shares then outstanding) have a term of 12 years, an exercise price of $21 per share, and were purchased by Dayton Ventures LLC for an aggregate purchase price of $50 million. DPL has agreed to pay KKR an annual management, consulting and financial services fee of $1.0 million. The agreement also states that the Company will provide KKR with an opportunity to provide investment banking services on such terms as the parties may agree and at such time as any such services may be required.  The Company has agreed to reimburse KKR and their affiliates all reasonable expenses incurred in connection with the services provided under this agreement, including travel expenses and expenses of its counsel.  At December 31, 2003, DPL had paid KKR the annual $1.0 million management, consulting and financial services fee, paid $2.0 million in fees relating to managing KKR-sponsored investment funds, and subscribed to invest up to $190 million over time in KKR-sponsored investment funds.

The Securityholders and Registration Rights Agreement among DPL, DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc. gives affiliates of KKR the right to designate one person for election to, and one person to attend as a non-voting observer at all meetings of, the DPL and DP&L Boards of Directors for as long as Dayton Ventures LLC and its affiliates continue to beneficially own at least 12.64 million common shares of DPL, including shares issuable upon exercise of warrants.  Scott M. Stuart, a director during fiscal 2003, and George R. Roberts, a non-voting observer, were the KKR designees in 2003 pursuant to this agreement.  Mr. Stuart resigned from the Board and Mr. Roberts ceased to be a non-voting observer of the Board as of April 2004.

In 1996, the Company entered into a consulting contract pursuant to which Peter H. Forster agreed to (i) serve, in a non-employee capacity, as Chairman of the Board of Directors of the Company, DP&L and MVE, and as Chairman of the Executive Committee of the Board of Directors of the Company and (ii) provide advisory and strategic planning consulting services.  The terms and conditions of such consulting contract are described in Item 11 - Consulting Contract and Employment Agreements in this Form 10-K.

Mr. Forster resigned on May 16, 2004.  In connection with Mr. Forster’s resignation, the Company reserved all rights and defenses and Mr. Forster reserved all rights and entitlements under applicable law and under any existing agreement between Mr. Forster, the Company and all of its subsidiaries.  Mr. Forster has filed a lawsuit against the Company, DP&L and MVE alleging claims against the Company, DP&L and MVE for breach of contract, conversion, promissory estoppel and declaratory judgment relating to his consulting agreement.  The Company, DP&L and MVE have filed a lawsuit against Mr. Forster alleging that he breached his fiduciary duties and breached his consulting contract and claim that they no longer owe Mr. Forster any further benefits under his contract.  (See Item 3 - Legal Proceedings.) In those proceedings, Mr. Forster claims that he is entitled to rights and benefits under purported agreements with the Company. The Company has confirmed that only certain of these purported agreements were properly approved.

In June 2001, the Company’s subsidiaries, MVE, of which Mr. Forster was Chairman, Miami Valley Development Company (MVDC) and Miami Valley Insurance Company, Inc. (MVIC), each entered into a management services agreement (the MSAs) with Valley Partners, Inc. (Valley) for the provision of ongoing oversight and management of each subsidiary’s financial asset holdings following a change of control of DPL or sale of the financial assets portfolio to an unaffiliated third party.  Valley was a Florida corporation the sole stockholders, directors and officers of which were Mr. Forster and Ms. Muhlenkamp.

The MSAs provided for the buyer of DPL or the financial asset portfolio to pay an annual management fee to Valley calculated in the same manner as MVE Payments were calculated under the MVE Incentive Program, except based upon 5% of the net realized profit rather than the 2.75% or 2.25% percentages each for Mr. Forster and Ms. Muhlenkamp, respectively. Subsequent to the entering of the MSAs, Mr. Forster and Ms. Muhlenkamp each signed letter agreements agreeing that their MVE Payments would be paid to Valley as the annual management fee.  The payments under the MSAs were to be payable irrespective of whether MVE, MVDC or MVIC or the transferee availed itself of the services, and regardless of whether Mr. Forster and Ms. Muhlenkamp personally performed the services or whether Valley engaged others to do so.  Pursuant to the MSAs, certain accounting and administrative software and related hardware used to monitor the financial asset portfolio were to be transferred to Valley without additional consideration on the effective date of the MSAs.  The MSAs were signed by Ms. Muhlenkamp on behalf of Valley and Mr. Koziar, MVE Secretary/Treasurer, on behalf of MVE, MVDC and MVIC.

In October 2001, the Company entered into an Administrative Services Agreement (the ASA) with Valley and the individual trustees of certain master trusts which hold the assets of various executive and director compensation plans. The ASA engaged Valley to provide administrative and recordkeeping functions on behalf of the master trusts upon a change of control of the Company in exchange for a 1.25% administration fee based on the market value of all assets of the master trusts.  The ASA also called for Valley to provide investment advice as requested by the trustees.  The 1.25% fee payable to Valley under the ASA was in addition to the annual management fee payable to Valley.

In October 2001, the Company and DP&L also entered into a Trustee Fee Agreement (the TFA) with Richard Chernesky, Richard Broock and Frederick Caspar, attorneys at Chernesky, Heyman & Kress P.L.L., a law firm that represents the Company.  Upon a change of control of the Company or DP&L, Messrs. Chernesky, Broock and Caspar would become the sole trustees of the master trusts and would succeed to all of the duties of the Company’s Compensation Committee under the compensation plans funded through the master trusts in exchange for an annual fee of $500,000.  This fee would not be reduced by payments made to Valley under the ASA.

The MSAs, ASA and TFA (the “Valley Partners Agreements”) were terminated by an agreement executed in January 2004, but effective as of December 15, 2003.  The financial assets have not been sold or transferred and therefore the agreements never became effective and no compensation was ever paid under them.  Mr. Forster’s and Ms. Muhlenkamp’s consulting and compensation arrangements were governed by the terms of the consulting contract between the Company, DP&L and Mr. Forster and the employment agreement between the Company, DP&L and Ms. Muhlenkamp, respectively, as described above.

On February 2 and 3, 2004, Mr. Koziar sent letters to Mr. Forster and Ms. Muhlenkamp purporting to amend their consulting and employment agreements to provide change of control protections regarding their MVE payments.  In addition, on February 2, 2004, Mr. Koziar sent Mr. Forster a letter purporting to amend his consulting agreement to provide additional terms and to increase his compensation.  However, none of those amendments had been approved by the Compensation Committee.

On April 26, 2004, the Company entered into a new Trustee Fee Agreement (New TFA) with Messrs. Chernesky, Broock and Caspar that will become effective upon a change of control of the Company or DP&L.  If the New TFA becomes effective, then it provides that Messrs. Chernesky, Broock and Caspar will serve as the sole trustees of the master trusts in exchange for an annual fee of $250,000 during the New TFA’s term.  On October 14, 2004, at the request of the Company and DP&L, Messrs. Chernesky, Broock and Caspar submitted their resignations to the Company and DP&L.

The Company has reviewed the termination of the Valley Partners Agreements, and the amendments and agreements sent to Mr. Forster and Ms. Muhlenkamp on February 2, 2004, and has initiated legal proceedings asserting breach of fiduciary duty by Messrs. Forster and Koziar and Ms. Muhlenkamp, and challenging the propriety and/or validity of those terminations, amendments and agreements.  (See Item 3 - Legal Proceedings.)

Item 14 – Principal Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered to DPL by KPMG LLP in 2003 and PricewaterhouseCoopers LLP for 2003 and 2002.  Other than as set forth below, no professional services were rendered or fees billed by KPMG LLP during 2003 or PricewaterhouseCoopers LLP during 2003 and 2002.

KPMG LLP	Fees Paid 2003	Fees Paid 2002

Audit Services (1)	$343,333	—
Audit-Related Services (2)	94,000	—
Tax Services (3)	—	—
All Other Services (4)	—	—

Total	$437,333	—

PricewaterhouseCoopers LLP	Fees Paid 2003	Fees Paid 2002

Audit Services (1)	$303,900	$614,000
Audit-Related Services (2)	140,000	57,000
Tax Services (3)	62,400	238,000
All Other Services (4)	—	1,000

Total	$506,300	$910,000

(1)	Audit services consist of professional services rendered for the audit of the Company’s annual financial statements and the reviews of the quarterly financial statements.
(2)	Audit-related services are those rendered to the Company for assurance and related services.
(3)	Tax services are those rendered to the Company for tax compliance, tax planning and advice.
(4)	Other services performed include certain advisory services in connection with accounting research and do not include any fees for financial information systems design and implementation.

Pre-Approval Policies and Procedures of the Audit Committee
Pursuant to its charter, the Audit Committee pre-approves all audit and permitted non-audit services, including engagement fees and terms thereof, to be performed for the Company by the independent auditors, subject to the exceptions for certain non-audit services that are approved by the Audit Committee prior to the completion of the audit in accordance with Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee must also pre-approve all internal control-related services to be provided by the independent auditors. The Audit Committee will generally pre-approve a list of specific services and categories of services, including audit, audit-related and other services, for the upcoming or current fiscal year, subject to a specified cost level. Any material service that is not included in the approved list of services must be separately pre-approved by the Audit Committee. In addition, all audit and permissible non-audit services in excess of the pre-approved cost level, whether or not such services are included on the pre-approved list of services, must be separately pre-approved by the Chairman of the Audit Committee.

The Audit Committee may form and delegate to a subcommittee consisting of one or more members (provided that such person(s) are independent directors) its authority to grant pre-approvals of audit, permitted non-audit services and internal control-related services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

PART IV

Item 15 - Exhibits, Financial Statement Schedule and Reports on Form 8-K

Page No.

(a) The following documents are filed as part of this report:

1. Financial Statements

Consolidated Statements of Results of Operations for each of the three years in the period ended December 31, 2003	42
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	43
Consolidated Balance Sheets at December 31, 2003 and 2002	44
Consolidated Statement of Changes to Shareholders’ Equity for each of the three years in the period ended December 31, 2003	46
Notes to Consolidated Financial Statements	47
Report of Independent Registered Public Accounting Firm - KPMG	89
Report of Independent Registered Public Accounting Firm - PwC	90

2. Financial Statement Schedule

For each of the three years in the period ended December 31, 2003:

Schedule II – Valuation and Qualifying Accounts	138

The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.            Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:

Incorporated Herein by Reference as Filed With

2(a)	Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and DP&L dated January 6, 1986	Exhibit A to the 1986 Proxy Statement (File No. 1-2385)

2(b)	Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

3(a)	Copy of Amended Articles of Incorporation of DPL Inc. dated September 25, 2001	Exhibit 3 to Report on Form 10-K/A for the year ended December 31, 2001 (File No. 1-2385)

3(b)	Code of Regulations of DPL Inc.	Exhibit 3(b) to Form 8-K filed on May 3, 2004 (File No. 1-9052)

4(a)	Copy of Composite Indenture dated as of October 1, 1935, between DP&L and The Bank of New York, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(b)	Copy of the Thirtieth Supplemental Indenture dated as of March 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-53906

4(c)	Copy of the Thirty-First Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-56162

4(d)	Copy of the Thirty-Second Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-56162

4(e)	Copy of the Thirty-Third Supplemental Indenture dated as of December 1, 1985, between DP&L and The Bank of New York, Trustee	Exhibit 4(e) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(f)	Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4 to Report on Form 10-Q for the quarter ended June 30, 1986 (File No. 1-2385)

4(g)	Copy of the Thirty-Fifth Supplemental Indenture dated as of December 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 1986 (File No. 1-9052)

4(h)	Copy of the Thirty-Sixth Supplemental Indenture dated as of August 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-53906

4(i)	Copy of the Thirty-Seventh Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(j) to Registration Statement No. 33-56162

4(j)	Copy of the Thirty-Eighth Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-56162

4(k)	Copy of the Thirty-Ninth Supplemental Indenture dated as of January 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-57928

4(l)	Copy of the Fortieth Supplemental Indenture dated as of February 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2385)

4(m)	Copy of Forty-First Supplemental Indenture dated as of February 1, 1999, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

4(n)	Copy of the Revolving Credit Agreement dated as of December 18, 2002 between DPL Inc., KeyBank National Association (as agent), Bank One, NA (as agent), and the banks named therein	Exhibit 4(n) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

4(o)	Copy of the Note Purchase Agreement dated as of April 6, 1999 for $500.0 million of 6.32% Senior Notes due 2004	Exhibit 4 to Report on Form 10-Q dated June 30, 1999 (File No. 1-9052)

4(p)	Copy of Rights Agreement between DPL Inc. and Equiserve Trust Company, N.A.	Exhibit 4 to Report on Form 8-K dated September 25, 2001 (File No. 1-9052)

4(q)	Copy of Securities Purchase Agreement dated as of February 1, 2000 by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO-I dated February 4, 2000 (File No. 1-9052)

4(r)	Copy of Forty-Second Supplemental Indenture dated as of September 1, 2003, between DP&L and The Bank of New York, Trustee	Filed herewith as Exhibit 4(r)

4(s)

Copy of Revolving Credit Agreement dated as of December 12, 2003, between Dayton Power & Light Company, Harris Nesbitt Corp. (as agent), KeyBank National Association (as agent and lead arranger) and the banks named therein

Filed herewith as Exhibit 4(s)

4(t)

Copy of Term Loan Agreement dated as of December 22, 2003, among DPL Inc., LaSalle Bank National Association (as agent), KeyBank National Association (as agent and lead arranger) and the banks named therein

Filed herewith as Exhibit 4(t)

4(u)	Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004	Exhibit 4.1 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

4(v)	Exchange and Registration Rights Agreement dated March 25, 2004 between DPL Inc. and the purchasers	Exhibit 4.2 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

4(w)	Indenture dated as of March 1, 2000 between DPL Inc. and Bank One Trust Company, National Association	Exhibit 4(b) to Registration Statement No. 333-37972

4(x)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated March 1, 2000	Exhibit 4(c) to Registration Statement No. 333-37972

4(y)

Exchange and Registration Rights Agreement dated as of August 24, 2001 between DPL Inc., Morgan Stanley & Co., Incorporated, Bank One Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc.

Exhibit 4(a) to Registration Statement No. 333-74568

4(z)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated August 31, 2001	Exhibit 4(c) to Registration Statement No. 333-74568

4(aa)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

4(bb)	First Supplemental Indenture dated as of August 31, 2001 relating to the subordinated debentures between DPL Inc. and The Bank of New York	Exhibit 4(b) to Registration Statement No. 333-74630

4(cc)

Amended and Restated Trust Agreement dated as of August 31, 2001 relating to DPL Capital Trust II, the Capital Securities and the Common Securities among DPL Inc., the depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and Allen M. Hill and Stephen F. Koziar, Jr., as administrative trustees, and the holders, from time to time, of undivided beneficial interests in DPL Capital Trust II

Exhibit 4(c) to Registration Statement No. 333-74630

4(dd)	Exchange and Registration Rights Agreement dated as of August 24, 2001 among DPL Inc., DPL Capital Trust II and Morgan Stanley & Co., Incorporated	Exhibit 4(d) to Registration Statement No. 333-74630

4(ee)	Copy of Revolving Credit Agreement dated as of June 1, 2004 between the Dayton Power and Light Company, KeyBank National Association (as agent and arranger) and LaSalle Bank National Association	Filed herewith as Exhibit 4(ee)

10(a)*	Copy of Directors’ Deferred Stock Compensation Plan amended December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(b)*	Copy of Directors’ Deferred Compensation Plan amended December 31, 2000	Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(c)*	Copy of Management Stock Incentive Plan amended December 31, 2000	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(d)*	Copy of Key Employees Deferred Compensation Plan amended December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(e)*	Copy of Supplemental Executive Retirement Plan amended February 1, 2000	Filed herewith as Exhibit 10(e)

10(f)*	Copy of Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(g)*	Consulting contract dated as of December 31, 1996 between DPL Inc., The Dayton Power and Light Company and Peter H. Forster	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(h)*	Employment agreement dated as of March 21, 2000 between DPL Inc. and Elizabeth M. McCarthy	Exhibit 10(h) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(i)*	Employment agreement dated as of October 17, 2002 between DPL Inc., The Dayton Power and Light Company and Stephen F. Koziar, Jr.	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(j)*	Employment agreement dated as of January 3, 2003 between DPL Inc. and James V. Mahoney	Filed herewith as Exhibit 10(j)

10(k)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and W. Steven Wolff	Filed herewith as Exhibit 10(k)

10(l)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and Patricia K. Swanke	Filed herewith as Exhibit 10(l)

10(m)*	Employment agreement dated as of December 14, 2001, between DPL Inc., The Dayton Power and Light Company and Caroline E. Muhlenkamp	Filed herewith as Exhibit 10(m)

10(n)*

Change of Control Agreement dated as of December 15, 2000 between DPL Inc., The Dayton Power and Light Company and Stephen F. Koziar, Jr. and Management Stock Option Agreements dated February 1, 2000 and September 24, 2002 between DPL Inc. and Stephen F. Koziar Jr.

Filed herewith as Exhibit 10(n)

10(o)*

Change of Control Agreement dated as of January 3, 2003, between DPL Inc., The Dayton Power and Light Company and James V. Mahoney and Management Stock Option Agreement dated as of January 3, 2003 between DPL Inc. and James V. Mahoney

Filed herewith as Exhibit 10(o)

10(p)*	Change of Control Agreement as amended dated as of September 10, 2004 between DPL Inc., The Dayton Power and Light Company and W. Steven Wolff	Exhibit 10(dd) to Report on Form 8-K filed September 23, 2004 (File No. 1-9052)

10(q)*

Change of Control Agreement dated as of September 15, 2000 between DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke and Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Patricia K. Swanke

Filed herewith as Exhibit 10(q)

10(r)*

Change of Control Agreement dated as of December 15, 2000 between DPL Inc., The Dayton Power and Light Company and Caroline E. Muhlenkamp and Management Stock Option Agreements dated as of February 1, 2000 and September 24, 2002 between DPL Inc. and Caroline E. Muhlenkamp

Filed herewith as Exhibit 10(r)

10(s)*	Management Services Agreement dated June 20, 2001 between Valley Partners, Inc. and each of MVE, Inc., Miami Valley Development Company and Miami Valley Insurance Company	Filed herewith as Exhibit 10(s)

10(t)*	Administrative Services Agreement dated October 4, 2001 among Valley Partners, Inc., DPL Inc., The Dayton Power and Light Company and the Trustees named therein	Filed herewith as Exhibit 10(t)

10(u)*

Letter agreement dated December 15, 2003, terminating Management Services Agreement dated June 20, 2001 between Valley Partners, Inc. and each of MVE, Inc., Miami Valley Development Company and Miami Valley Insurance Company and Administrative Services Agreement dated October 4, 2001 among Valley Partners, Inc., DPL Inc., The Dayton Power and Light Company and the Trustees named therein

Filed herewith as Exhibit 10(u)

10(v)*

Amended and Restated Master Trust Agreement, dated as of January 1, 2001 by and among The Dayton Power and Light Company, the grantor, DPL Inc., and Bank of America, N.A., Richard J. Chernesky, Richard A. Broock, and Frederick J. Caspar

Filed herewith as Exhibit 10(v)

10(w)*

Second Amended and Restated Master Trust Agreement, dated as of January 1, 2001, by and among The Dayton Power and Light Company, the grantor, DPL Inc., Bank One Trust Company, N.A., Richard J. Chernesky, Richard A. Broock, and Frederick J. Caspar

Filed herewith as Exhibit 10(w)

10(x)*

Trustee Fee Agreement dated as of April 26, 2004, by and among Richard J. Chernesky, Richard A. Broock and Frederick J. Caspar, solely in their capacities as trustees of the Master Trusts and not individually and DPL Inc., and The Dayton Power and Light Company

Filed herewith as Exhibit 10(x)

10(aa)*	Long Term Incentive Plan of DPL Inc. dated as of January 20, 2003	Filed herewith as Exhibit 10(aa)

10(bb)*

Employment agreement dated as of July 21, 2004, Stock Option Letter Agreement dated as of October 5, 2004 and Stock Option Plan Agreement dated as of October 5, 2004 between DPL Inc., The Dayton Power and Light Company and Robert D. Biggs

Exhibits 10.1, 10.2 and 10.3 to Report on Form 8-K filed October 8, 2004 (File No. 1-9052)

10(ee)*	Employment Agreement and Change of Control Agreement as of September 10, 2004 between DPL Inc. and Gary Stephenson	Exhibit 10(ee) to Report on Form 8-K filed on September 10, 2004 (File No. 1-9052)

10(ff)*

MVE Incentive Program – Annex A and Letter to Peter H. Forster as of February 16, 2000 and Management Stock Option Agreements dated as of February 1, 2000 and September 24, 2002 between DPL Inc. and Peter H. Forster

Filed herewith as Exhibit 10(ff)

10(gg)*	Employment agreement dated as of June 9, 2003, as amended by attached letter dated October 18, 2004 between DPL Inc., the Dayton Power and Light Company and Miggie E. Cramblit	Filed herewith as Exhibit 10(gg)

10(hh)*	Employment Agreement and Change of Control Agreement dated as of July 21, 2003 between DPL Inc. and Daniel L. Thobe	Filed herewith as Exhibit 10(hh)

16	Letter regarding Change in Certifying Accountant	Exhibit 16(a) to Form 8-K, filed on March 13, 2003 (File No. 1-9052)

18	Copy of preferability letter relating to change in accounting for unbilled revenues from Price Waterhouse LLP	Exhibit 18 to Report on Form 10-K for the year ended December 31, 1987 (File No. 1-9052)

21	List of Subsidiaries of DPL Inc.	Filed herewith as Exhibit 21

23(a)	Consent of KPMG LLP	Filed herewith as Exhibit 23(a)

23(b)	Consent of PricewaterhouseCoopers LLP	Filed herewith as Exhibit 23(b)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

99(a)	Report of Taft, Stettinius & Hollister LLP, dated April 26, 2004	Filed herewith as Exhibit 99(a)

99(b)	Supplement to the April 26, 2004 Report of Taft, Stettinius & Hollister LLP, dated May 15, 2004	Filed herewith as Exhibit 99(b)

99(c)

Complaint filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida – Peter H. Forster and Caroline E. Muhlenkamp v. DPL Inc., The Dayton Power and Light Company and MVE, Inc.

Filed herewith as Exhibit 99(c)

99(d)

Complaint filed in Montgomery County Court of Common Pleas, Montgomery County, Ohio – DPL Inc.,  The Dayton Power and Light Company and MVE, Inc. v. Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar, Jr.

Filed herewith as Exhibit 99(d)

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

          (b)     Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL INC.

November 5, 2004	By:	/s/ JAMES V. MAHONEY

James V. Mahoney President and Chief Executive Officer (principal executive officer)

November 5, 2004		/s/ PAMELA HOLDREN

Pamela Holdren Treasurer and interim Chief Financial Officer (principal financial and principal accounting officer)

November 5, 2004		/s/ DANIEL L. THOBE

Daniel L. Thobe Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. D. BIGGS	Director and Executive Chairman	November 5, 2004

(R. D. Biggs)

/s/ P. R. BISHOP	Director	November 5, 2004

(P. R. Bishop)

/s/ J. F. DICKE, II	Director	November 5, 2004

(J. F. Dicke, II)

/s/ E. GREEN	Director	November 5, 2004

(E. Green)

/s/ J. G. HALEY	Director	November 5, 2004

(J. G. Haley)

	Director	November 5, 2004

(G.E. Harder)

/s/ W A. HILLENBRAND	Director and Vice-Chairman	November 5, 2004

(W A. Hillenbrand)

	Director	November 5, 2004

(L. L. Lyles)

/s/ J. V. MAHONEY	Director, President and Chief Executive Officer (principal executive officer)	November 5, 2004

(J. V. Mahoney)

	Director	November 5, 2004

(N. J. Sifferlen)

/s/ P. HOLDREN	Treasurer and interim Chief Financial Officer (principal financial and principal accounting officer)	November 5, 2004

(P. Holdren)

/s/ D. L. THOBE	Corporate Controller	November 5, 2004

(D. L. Thobe)

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS

Ended December 31,

$ in thousands

Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2003:
Deducted from accounts receivable--
Provision for uncollectible accounts	$11,094	$3,672	$8,763	$6,003
2002:
Deducted from accounts receivable--
Provision for uncollectible accounts	$12,464	$3,612	$4,982	$11,094
2001:
Deducted from accounts receivable--
Provision for uncollectible accounts	$6,851	$11,461	$5,848	$12,464

          (1)     amounts written off, net of recoveries of accounts previously written off