Form 10-Q
period 2004-03-31
DPL INC
filed 2004-11-05
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

DPL INC.

Available Information:

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

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended March 31,
	2004	2003
		(as restated)
Revenues
Electric revenues	$299.8	$295.1
Other revenues, net of fuel costs	2.6	2.4
Total revenues	302.4	297.5

Operating Expenses
Fuel	63.6	56.6
Purchased power	28.0	19.4
Operation and maintenance	50.4	39.5
Depreciation and amortization	34.0	34.7
General taxes	27.4	28.7
Amortization of regulatory assets, net	0.1	12.1
Total operating expenses	203.5	191.0

Operating Income	98.9	106.5

Investment income (loss)	29.1	(3.5)
Interest expense	(44.5)	(45.4)
Other income (deductions)	(2.6)	0.1

Income Before Income Taxes and Cumulative Effect of Accounting Change	80.9	57.7

Income tax expense	31.2	21.8

Income Before Cumulative Effect of Accounting Change	49.7	35.9

Cumulative effect of accounting change, net of tax	—	17.0

Net Income	$49.7	$52.9

Average Number of Common Shares Outstanding (millions)
Basic	120.0	119.6
Diluted	121.3	121.8

Earnings Per Share of Common Stock
Basic:
Income before cumulative effect of accounting change	$0.41	$0.30
Cumulative effect of accounting change	—	0.14
Total Basic	$0.41	$0.44

Diluted:
Income before cumulative effect of accounting change	$0.41	$0.29
Cumulative effect of accounting change	—	0.14
Total Diluted	$0.41	$0.43

Dividends Paid Per Share of Common Stock	$0.240	$0.235

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2004	2003
		(as restated)
Operating Activities

Net income	$49.7	$52.9
Adjustments:
Depreciation and amortization	34.0	34.7
Amortization of regulatory assets, net	0.1	12.1
Deferred income taxes	40.3	20.0
Captive insurance provision	1.2	0.8
Investment (income) loss	(28.1)	6.1
Cumulative effect of accounting change, net of tax	—	(17.0)
Changes in working capital:
Accounts receivable	6.4	11.7
Accounts payable	7.0	9.0
Accrued taxes payable	(59.6)	(5.6)
Accrued interest payable	(8.2)	(23.8)
Prepayments	6.6	(3.5)
Inventories	(7.8)	1.9
Deferred compensation assets	8.8	30.5
Deferred compensation obligations	(6.7)	(31.2)
Other (Note 3)	(20.0)	(3.5)

Net cash provided by operating activities	23.7	95.1

Investing Activities

Capital expenditures	(26.7)	(35.5)
Purchases of fixed income and equity securities	(57.5)	(9.7)
Sales of fixed income and equity securities	196.7	22.1

Net cash provided by / (used for) investing activities	112.5	(23.1)

Financing Activities

Issuance of long-term debt, net	174.7	—
Retirement of long-term debt	(5.0)	(4.0)
Dividends paid on common stock	(28.7)	(28.0)

Net cash provided by / (used for) financing activities	141.0	(32.0)

Cash and Temporary Cash Investments

Net change	277.2	40.0
Balance at beginning of period	337.6	40.8
Balance at end of period	$614.8	$80.8

Cash Paid During the Period for:
Interest and trust preferred distributions	$50.7	$67.4
Income taxes	$40.7	$(1.4)

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	At March 31, 2004	At December 31, 2003
ASSETS

Property
Property, plant and equipment	$4,446.0	$4,420.8
Less: Accumulated depreciation and amortization	(1,879.3)	(1,846.9)
Net property	2,566.7	2,573.9

Current Assets
Cash and temporary cash investments (Note 3)	614.8	337.6
Accounts receivable, less provision for uncollectible accounts of $6.0 and $6.0, respectively	169.6	176.0
Inventories, at average cost (Note 3)	60.0	52.1
Prepaid taxes	34.8	46.4
Other (Note 3)	32.7	60.1

Total current assets	911.9	672.2

Other Assets
Financial assets
Public securities	69.6	140.3
Private securities under the equity method	317.9	343.9
Private securities under the cost method	478.2	500.7
Total financial assets	865.7	984.9

Income taxes recoverable through future revenues	41.9	43.3
Other regulatory assets	37.1	36.1
Other (Note 3)	124.7	134.3

Total other assets	1,069.4	1,198.6

Total Assets	$4,548.0	$4,444.7

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At March 31, 2004	At December 31, 2003
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	12.6	12.0
Warrants	50.0	50.0
Common stock held by employee plans	(83.5)	(84.4)
Accumulated other comprehensive income	51.9	57.7
Earnings reinvested in the business	915.8	865.7
Total common shareholders’ equity	948.1	902.3

Preferred stock	23.0	23.0

Long-term debt	2,123.4	1,954.7
Total capitalization	3,094.5	2,880.0

Current Liabilities
Current portion - long-term debt	512.1	511.1
Accounts payable	101.4	95.6
Shareholder litigation	70.0	70.0
Accrued taxes	77.5	148.7
Accrued interest	41.9	50.1
Other (Note 3)	20.3	51.8

Total current liabilities	823.2	927.3

Deferred Credits and Other
Deferred taxes	373.6	374.0
Unamortized investment tax credit	51.5	52.2
Insurance and claims costs	27.2	26.0
Other (Note 3)	178.0	185.2

Total deferred credits and other	630.3	637.4

Contingencies (Note 9)

Total Capitalization and Liabilities	$4,548.0	$4,444.7

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Basis of Consolidation

DPL Inc. (DPL or the Company) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DPL, DPL’s principal subsidiary, The Dayton Power and Light Company (DP&L) and DPL’s other majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when DPL’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

DPL has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL’s 2003 Annual Report on Form 10-K.

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation of financial assets; the valuation of insurance and claims costs; valuation allowance for receivables and deferred income taxes; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Reclassifications have been made in certain prior years’ amounts to conform to the current reporting presentation.

Recently Issued Accounting Standards

Financial Interpretation No. 46 (Revised December 2003)

In January 2003, the Financial Accounting Standards Board (FASB) issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46), which was subsequently revised in December 2003 with the issuance of FIN 46R.  The objective of this interpretation is to provide guidance on how to identify variable interest entities (VIEs) and determine when the assets, liabilities, non-controlling interests and results of operations of a VIE need to be included in a company’s consolidated financial statements.  A company that holds variable interests in an entity will need to consolidate the entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIE’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur.  FIN 46R also requires additional disclosures by primary beneficiaries and other significant variable interest holders.  DPL established the Capital Trust II in August 2001 and issued $300 million of Trust Preferred Securities to institutional investors at 8.125%.  This trust is considered a VIE and required DPL to evaluate the effect of FIN 46R.

A trust preferred structure generally involves the establishment by an entity, of a limited purpose trust to issue the trust preferred securities.  The trust issues preferred securities to outside investors and uses the proceeds of the issuance to purchase an equivalent amount of junior subordinated debentures or other loans having stated maturities.  The debentures or other loans are the only assets of the trust.  When an entity makes payments of interest on the debentures or other loans, the trust distributes the cash to the holders of the Trust Preferred Securities.  The Trust Preferred Securities must be redeemed upon maturity of the debentures or other loans.  Prior to the issuance of FIN 46R, the sponsoring enterprise consolidated the trust as a result of holding all the common equity of the trust.  For financial reporting purposes, the accounts of the DPL Capital Trust II have been included in DPL’s consolidated financial statements.

In accordance with the provisions of FIN 46R DPL deconsolidated the DPL Capital Trust II in 2003.  This resulted in recording an investment in the trust and amounts previously classified as shares subject to mandatory redemption to be classified as long-term debt as of December 31, 2003 by establishing a note payable to the trust.  In accordance with FIN 46R, no amounts prior to adoption in 2003 will be reclassified.

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

Staff Position No. 106-2

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The effect is not expected to be material to the Company’s results of operations, cash flow or financial position.

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

2.              Restatement of Financial Statements

As part of the Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the quarter ended March 31, 2003 and prior periods.  This adjustment decreased net income by $0.2 million to $52.9 million for the first quarter of 2003 and did not impact earnings per share. The restatement also affected the average number of basic and diluted common shares outstanding by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  All applicable financial information contained in this Quarterly Report on Form 10-Q give effect to these restatements.  Accordingly, the financial statements for the fiscal period described above that have been in the Company’s prior SEC filings should not be relied upon.

Certain captions in the March 31, 2003 Consolidated Balance Sheet were also adjusted due to the prior periods’ restatements. Please refer to the Company’s 2003 Annual Report on Form 10-K for a more complete description of the prior period adjustments.

The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the quarter ended March 31, 2003, Consolidated Statement of Cash Flows for the quarter ended March 31, 2003 and Consolidated Balance Sheet as of March 31, 2003 on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to the consolidated financial statements for the quarter ended March 31, 2003:

$ in millions	Net Income Increase (Decrease)
2003 First Quarter
Description of Adjustment
Supplemental Executive Retirement Plan (1)	$(0.1)
Stock incentive units (2)	(0.2)
Sub-total pre-tax impact	(0.3)

Income taxes (3)	0.1
Total Net Income impact	$(0.2)

(1) Reflects adjustment to record a settlement of the Company’s Supplemental Executive Retirement Plan for certain executives in 1997 and 2000 which had not been previously recorded, to include in the plan an executive who had not been previously considered a plan participant, and to record the proper treatment for Company assets previously thought to be segregated and restricted solely for purposes of funding this plan.

Consolidated Statement of Results of Operations: For the first quarter of 2003, the adjustment increased Operation and Maintenance expense by approximately $0.2 million, and also increased Investment Income by approximately $0.1 million.

Consolidated Balance Sheet: At March 31, 2003, adjustment decreased Other Assets – Other by $0.1 million.

(2) Reflects adjustment to record outstanding stock incentive units at fair value following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002 that allowed certain retirees to diversify stock incentive awards to investments other than DPL Common Stock.

Consolidated Statement of Results of Operations: For the first quarter of 2003, the adjustment increased Operation and Maintenance expense by $0.2 million.

Consolidated Balance Sheet: At March 31, 2003, the adjustment increased Other Paid-in Capital, net of Treasury Stock by $0.3 million.

(3)          Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations: For the first quarter of 2003, the above adjustments decreased Income Tax expense by the amount set forth in this table.

Consolidated Balance Sheet: At March 31, 2003, the above adjustments decreased Accrued Taxes Payable by the amount set forth in this table.

DPL Inc.

Consolidated Statement of Results of Operations

(unaudited)

$ in millions except per share amounts	Three Months Ended March 31, 2003
	(as previously reported)	(as restated)

Revenues
Electric revenues	$295.1	$295.1
Other revenues, net of fuel costs	2.4	2.4
Total revenues	297.5	297.5

Operating Expenses
Fuel	56.6	56.6
Purchased power	19.4	19.4
Operation and maintenance	39.1	39.5
Depreciation and amortization	34.7	34.7
General taxes	28.7	28.7
Amortization of regulatory assets, net	12.1	12.1
Total operating expenses	190.6	191.0

Operating Income	106.9	106.5

Investment loss	(3.6)	(3.5)
Interest expense	(45.4)	(45.4)
Other income	0.1	0.1
Income Before Income Taxes and Cumulative Effect of Accounting Change	58.0	57.7

Income tax expense	21.9	21.8

Income Before Cumulative Effect of Accounting Change	36.1	35.9

Cumulative effect of accounting change, net of tax	17.0	17.0

Net Income	$53.1	$52.9

Average Number of Common Shares Outstanding (millions)
Basic	119.8	119.6
Diluted	119.8	121.8

Earnings Per Share of Common Stock – Basic
Income before cumulative effect of accounting change	$0.30	$0.30
Cumulative effect of accounting change	0.14	0.14
Total Basic	$0.44	$0.44

Earnings Per Share of Common Stock – Diluted
Income before cumulative effect of accounting change	$0.30	$0.29
Cumulative effect of accounting change	0.14	0.14
Total Diluted	$0.44	$0.43

Dividends Paid Per Share of Common Stock	$0.235	$0.235

DPL Inc.

Consolidated Statement of Cash Flows

(unaudited)

$ in millions	Three Months Ended March 31, 2003
	(as previously reported)	(as restated)

Operating Activities
Net income	$53.1	$52.9
Adjustments:
Depreciation and amortization	34.7	34.7
Amortization of regulatory assets, net	12.1	12.1
Deferred income taxes	20.0	20.0
Captive insurance provision	0.8	0.8
Investment loss	6.1	6.1
Cumulative effect of accounting change, net of tax	(17.0)	(17.0)
Changes in working capital:
Accounts receivable	11.7	11.7
Accounts payable	9.0	9.0
Accrued taxes payable	(5.5)	(5.6)
Accrued interest payable	(23.8)	(23.8)
Prepayments	(3.5)	(3.5)
Inventories	1.9	1.9
Deferred compensation assets	30.5	30.5
Deferred compensation obligations	(31.2)	(31.2)
Other	(3.8)	(3.5)
Net cash provided by operating activities	95.1	95.1

Investing Activities
Capital expenditures	(35.5)	(35.5)
Purchases of fixed income and equity securities	(9.7)	(9.7)
Sales of fixed income and equity securities	22.1	22.1

Net cash used for investing activities	(23.1)	(23.1)

Financing Activities
Retirement of long-term debt	(4.0)	(4.0)
Dividends paid on common stock	(28.0)	(28.0)

Net cash used for financing activities	(32.0)	(32.0)

Cash and Temporary Cash Investments
Net change	40.0	40.0
Balance at beginning of period	40.8	40.8

Balance at end of period	$80.8	$80.8

Cash Paid During the Period For:
Interest and trust preferred distributions	$67.4	$67.4
Income taxes	$(1.4)	$(1.4)

DPL Inc.

Consolidated Balance Sheet

(unaudited)

$ in millions	At March 31, 2003
	(as previously reported)	(as restated)

ASSETS
Property
Property, plant and equipment	$4,344.7	$4,344.7
Less: Accumulated depreciation and amortization	(1,757.0)	(1,757.0)
Net property	2,587.7	2,587.7

Current Assets
Cash and temporary cash investments	80.8	80.8
Accounts receivable, less provision for uncollectible accounts of $7.8 as reported and restated	156.2	156.2
Inventories, at average cost	54.2	54.2
Prepaid taxes	35.2	35.2
Other	70.4	70.4
Total current assets	396.8	396.8

Other Assets
Financial assets
Public securities	171.0	171.0
Private securities under the equity method	355.7	355.7
Private securities under the cost method	478.2	482.2
Total financial assets	1,004.9	1,008.9

Income taxes recoverable through future revenues	43.5	43.5
Other regulatory assets	68.8	68.8
Other	128.5	127.7
Total other assets	1,245.7	1,248.9

Total Assets	$4,230.2	$4,233.4

Note - Reflects adoption of FAS 143 in 2003.

DPL Inc.

Consolidated Balance Sheet

(unaudited)

$ in millions	At March 31, 2003
	(as previously reported)	(as restated)

CAPITALIZATION AND LIABILITIES
Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	8.7
Warrants	50.0	50.0
Common stock held by employee plans	(87.6)	(87.6)
Accumulated other comprehensive income	(0.1)	(2.4)
Earnings reinvested in the business	892.9	881.5
Total common shareholders’ equity	856.5	851.5

Preferred stock	23.0	23.0
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.7	292.7

Long-term debt	2,137.3	2,137.3

Total capitalization	3,309.5	3,304.5

Current Liabilities
Current portion – long-term debt	10.1	10.1
Accounts payable	94.6	95.7
Accrued taxes	74.8	79.0
Accrued interest	33.5	33.5
Other	26.3	26.3
Total current liabilities	239.3	244.6

Deferred Credits and Other
Deferred taxes	326.5	319.2
Unamortized investment tax credit	54.7	54.7
Insurance and claims costs	115.2	115.2
Other	185.0	195.2
Total deferred credits and other	681.4	684.3

Contingencies

Total Capitalization and Liabilities	$4,230.2	$4,233.4

Note - Reflects adoption of FAS 143 in 2003.

3.              Supplemental Financial Information

Balance Sheet

$ in millions	At March 31, 2004	At December 31, 2003
Cash and temporary cash investments
Cash and cash equivalents	$514.8	$237.6
Short-term investments	100.0	100.0
Total cash and temporary cash investments	$614.8	$337.6

Inventories, at average cost
Plant materials and supplies	$31.3	$31.7
Fuel	26.1	19.7
Other	2.6	0.7
Total inventories, at average cost	$60.0	$52.1

Other current assets
Prepayments	$15.3	$15.7
Deposits and other advances	13.5	9.6
Current deferred income taxes	1.1	30.5
Other	2.8	4.3
Total other current assets	$32.7	$60.1

Other deferred assets
Trust assets	$37.8	$46.4
Prepaid pension	38.4	39.7
Unamortized loss on reacquired debt	25.4	26.6
Investment in trust	10.3	10.4
Unamortized debt expense	11.5	10.1
Other	1.3	1.1
Total other deferred assets	$124.7	$134.3

Other current liabilities
Dividends payable	$—	$28.7
Customer security deposits and other advances	11.9	10.5
Current deferred income taxes	7.6	—
Payroll taxes payable	—	10.1
Other	0.8	2.5
Total other current liabilities	$20.3	$51.8

Other deferred credits
Asset retirement obligations – regulated property	$73.3	$72.0
Trust obligations	58.1	65.3
Retirees’ health and life benefits	32.6	33.7
Environmental reserves	0.1	0.2
Legal reserves	2.5	2.1
Asset retirement obligations-generation	5.0	4.9
Other	6.4	7.0
Total other deferred credits	$178.0	$185.2

Cash Flows

	Three Months Ended March 31,
$ in millions	2004	2003
		(as restated)
Cash flows - Other
Payroll taxes payable	$(11.2)	$—
Customer security deposits and other advances	(3.9)	(0.7)
Other	(4.9)	(2.8)
Total cash flows - other	$(20.0)	$(3.5)

Results of Operations

	Three Months Ended March 31,
$ in millions	2004	2003
		(as restated)
Comprehensive income
Net income	$49.7	$52.9
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	1.4	(4.6)
Net change in unrealized gains (losses) on foreign currency translation adjustments	(9.3)	4.6
Net change in deferred gains on cash flow hedges	(0.7)	(0.3)
Deferred income taxes related to unrealized gains (losses)	2.8	0.1
Comprehensive income	$43.9	$52.7

4.              Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 38 million warrants and stock options were excluded from the computation of diluted earnings per share in the first quarter of 2004 and 2003, respectively, because they were anti-dilutive. These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three months ended March 31,
In millions except per share amounts	2004			2003 (as restated)
	Income	Shares	Per Share	(a) Income	Shares	Per Share
Basic EPS	$49.7	120.0	$0.41	$35.9	119.6	$0.30

Effect of Dilutive Securities:
Restricted stock units		1.2			2.2
Warrants	—	—
Stock options		0.1			—

Diluted EPS	$49.7	121.3	$0.41	$35.9	121.8	$0.29

(a) Income before cumulative effect of accounting change

5.              Pension and Postretirement Benefits

DPL sponsors a defined benefit plan for substantially all its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. The Company funds pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  DPL has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the three months ended March 31 were:

Net periodic benefit (income) cost

$ in millions	Pension		Postretirement
	2004	2003	2004	2003
		(as restated)
Service cost	$0.9	$0.8	$—	$—
Interest cost	4.0	4.1	0.5	0.5
Expected return on assets	(5.4)	(6.3)	(0.2)	(0.1)
Amortization of unrecognized:
Actuarial (gain) loss	0.5	0.1	(0.2)	(0.3)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	0.1

Net pension benefit (income) cost	$0.6	$(0.6)	$0.1	$0.2

6.              Stock-Based Compensation

DPL accounts for stock options granted on or after January 1, 2003 under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123).  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  DPL follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Accounting Principles Board and FASB interpretations in accounting for stock-based compensation granted before January 1, 2003.  If DPL had used the fair-value method of accounting for stock-based compensation granted prior to 2003, net income and earnings per share would have been reported as follows:

	Three months ended March 31,
$ in millions	2004	2003
		(as restated)
Net income, as reported	$49.7	$52.9
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.7)	(0.7)
Pro-forma net income	$49.0	$52.2

Earnings per share:
Basic – as reported	$0.41	$0.44
Basic – pro-forma	$0.41	$0.44

Diluted – as reported	$0.41	$0.43
Diluted – pro-forma	$0.40	$0.43

7.              Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	At March 31, 2004	At December 31, 2003
First Mortgage Bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing through 2027 - 6.43% (a)	104.8	104.8
	574.8	574.8

Note to Capital Trust II 8.125% due 2031	300.0	300.0

Guarantee of Air Quality Development Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 8.0% Series due 2009	175.0	—
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Notes maturing through 2007 – 7.83%	39.0	45.0
Obligation for capital lease	4.1	4.3
Unamortized debt discount and premium (net)	(4.5)	(4.4)
Total	$2,123.4	$1,954.7

(a) Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes and the capital lease are $505.9 million for the remainder of 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In fourth quarter of 2003, DPL adopted FIN 46R, which required the deconsolidation of the DPL Capital Trust II.  This adoption resulted in the $300 million of 8.125% Trust Preferred Securities to be transferred to the trust and established a note to the trust for $300 million at 8.125%.

In December 2003, DPL entered into a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the retirement of the 6.82% Senior Notes due 2004, if needed.  At March 31, 2004, DPL had no outstanding borrowings under this agreement.  In May 2004, the Company elected to terminate the term loan agreement.

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at March 31, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L had two outstanding letters of credit totaling $1.4 million as of March 31, 2004 and no outstanding letters of credit as of March 31, 2003.

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

The terms of the private placement also required the Company to file its 2003 Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date it filed its 2003 Form 10-K with the SEC.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the Company’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which is set to expire on November 5, 2004.  DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under both the term loan and DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

8.  Business Segment Reporting

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

The Company reevaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate to begin reporting its Financial Asset Portfolio as a separate operating segment because of the increased executive-level attention and emphasis on financial reporting during 2003.  Prior periods have been conformed to the current year’s presentation.

	For the period ended
$ in millions	March 31, 2004	March 31, 2003
		(as restated)

Revenues
Electric	$299.8	$295.1
Other	2.6	2.4
Total revenues	$302.4	$297.5

Operating income
Electric	$106.4	$113.5
Other (b)	(7.5)	(7.0)
Total operating income	$98.9	$106.5

Investment income (loss)
Financial asset portfolio income (loss)	$49.7	$(6.2)
Less: management fees	6.8	—
Net financial asset portfolio income (loss) (a)	42.9	(6.2)
Management fees included in Other Income (deductions)	6.8	—
GAAP adjustments and other (c)	(20.6)	2.7
Investment income (loss)	$29.1	$(3.5)

Depreciation and amortization
Electric	$34.0	$34.7
Financial asset portfolio	—	—
Other	—	—
Total	$34.0	$34.7

Expenditures – construction additions
Electric	$23.6	$20.4
Financial asset portfolio	—	—
Other	0.2	0.4
Total	$23.8	$20.8

Assets
Electric	$2,973.0	$3,070.0
Financial asset portfolio (a)	1,010.5	1,014.3
Other	27.2	30.3
Unallocated corporate assets	651.5	116.3
Adjustments to reconcile segment assets to total assets (b)	(114.2)	2.5
Total assets	$4,548.0	$4,233.4

(a)       These amounts reflect non-GAAP internal management presentations.  For internal reporting purposes, private equity securities are accounted for the same as public securities.  For GAAP purposes, the private equity securities are accounted for as either cost or equity method investments.  Investment income represents sales of public securities, dividends and other interest and investment income.  Operating income is comprised of investment income less associated management fees.

(b)       Includes unallocated corporate items.

(c)        Represents amounts necessary to reconcile results from Company non-GAAP internal management reports to consolidated GAAP results for the Financial Asset Portfolio segment.

9.              Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2004 cannot be reasonably determined.

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

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DP&L and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DP&L and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DP&L and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004,Mr. Forster and Ms. Muhlenkamp objected to these motions.  The court has not yet ruled on the defendants’ motions.

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

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE. financial statements.  The Company is cooperating with these requests.

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

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At March 31, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$505.4	$27.8	$551.6	$1,546.0	$2,630.8
Capital lease	0.5	1.4	1.4	1.5	4.8
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	270.2	211.2	84.6	127.7	693.7
Other long-term obligations	10.1	14.9	1.0	—	26.0

Total long-term obligations	$787.0	$255.7	$638.6	$1,675.2	$3,356.5

Long-term debt:

Long-term debt as of March 31, 2004, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities.

Capital lease:

As of March 31, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of March 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At March 31, 2004, these include:

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$150.0	$150.0	$—	$—	$300.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	30.8	155.7	101.0	—	287.5
Total commercial commitments	$180.8	$323.5	$101.0	$—	$605.3

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  At March 31, 2004, there were no borrowings outstanding under this credit agreement.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  The new facility may be increased to up to $150 million.

DPL had a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the redemption of the 6.82% series Senior Notes due 2004, if needed.  At March 31, 2004, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% series Senior Notes.  In May 2004, the Company elected to terminate the term loan agreement.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At March 31, 2004, DPL could be required to invest up to an additional $287.5 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report which relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of the Company’s future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond the control of DPL Inc. (DPL or the Company), including but not limited to: abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs; changes in electricity, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; foreign currency market risk; market conditions, which may increase or decrease the value of the Company’s financial assets; additional investments in certain private equity partnership interests; and general economic conditions.

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

OVERVIEW AND FUTURE EXPECTATIONS

In the first quarter of 2004, DPL’s operating income decreased $7.6 million compared to the first quarter of 2003.  Total revenue of $302.4 million exceeded the prior year by $4.9 million primarily resulting from an increase in wholesale revenue.  Operating expenses of $203.5 million in the first quarter of 2004 exceeded the first quarter of 2003 by $12.5 million or 7% resulting from increased fuel and purchased power costs and corporate expenses.  DPL’s reported basic earnings per share of $0.41 in the first quarter of 2004 decreased $0.02 per share from the first quarter of 2003 of $0.43.

RESULTS OF OPERATIONS

Income Statement Highlights

		Three Months Ended March 31,
$ in millions		2004	2003
			(as restated)

Electric revenues		$299.8	$295.1
Less:	Fuel	63.6	56.6
	Purchased power	28.0	19.4
Net electric margin		$208.2	$219.1

Operating income		$98.9	$106.5

(a)  For purposes of discussing operating results DPL presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues increased to $299.8 million in the first quarter of 2004 compared to $295.1 million for the first quarter of 2003 reflecting both higher retail and wholesale revenues.  Retail revenues increased $0.8 million in the first quarter of 2004 over the prior year resulting from higher commercial and industrial sales volume and wholesale revenues increased $3.9 million or 13% as a result of increased resale transactions. Heating degree-days were down 8% to 2,949 for the first quarter of 2004 compared to 3,193 for the same period in 2003, resulting in 1% decrease in residential sales volume.

Operating Expenses

Net electric margin of $208.2 million in the first quarter of 2004 decreased by $10.9 million from $219.1 million in the first quarter of 2003.  As a percentage of total electric revenues, net electric margin decreased by 4.8 percentage points to 69.4% from 74.2%.  This decline is primarily the result of increased fuel and purchased power costs on moderate sales growth.  Fuel costs increased by $7.0 million or 12% in the three months ended March 31, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs relating to both retail and wholesale sales.  Purchased power costs increased by $8.6 million or 44% in the first quarter 2004 compared to the same period in 2003 primarily resulting from a higher volume of purchased power and higher average market prices.

Operation and maintenance expense increased $10.9 million or 28% for the three months ended March 31, 2004 compared to the same period in 2003 primarily as a result of higher corporate costs and increased electric production expenses.  Corporate costs increased primarily from higher insurance premiums for Directors and Officers liability insurance of $3.5 million, the 2003 settlement of an outstanding jointly-held facility receivable of $3.8 million, internal investigation costs of $1.8 million and pension expense of $1.2 million, offset by a $1.2 million decrease in deferred compensation expense.  Electric production expenses increased $3.1 million over the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.

Amortization of regulatory assets decreased $12.0 million in the first quarter of 2004 compared to the first quarter of 2003 reflecting the conclusion of the three-year regulatory transition cost recovery period granted by the Public Utilities Commission of Ohio in 2000 which ended December 31, 2003.

Investment Income (Loss)

Investment income increased by $32.6 million in the first quarter of 2004 compared to the first quarter of 2003.  This increase was primarily the result of realized gains from the financial asset portfolio.  Investment income for the first quarter of 2004 was comprised of $18.6 million from private securities under the cost method, investment income of $9.6 million from the private securities under the equity method, realized gains and income from public securities of $0.3 million and $0.6 million from interest and other investment income.  The investment loss for the first quarter of 2003 was comprised of an investment loss of $11.8 million from the private securities under the equity method, partially offset by investment income of $5.1 million from private securities under the cost method, realized gains and income from public securities of $2.9 million and $0.3 million from interest and other investment income.

Interest Expense

Interest expense decreased $0.9 million in the first quarter of 2004 compared to the first quarter of 2003 primarily relating to lower bond interest expense resulting from the issuance of the $470 million First Mortgage Bonds 5.125% Series due 2013 that have a lower interest rate than the previous debt. (See Note 7 of Notes to Consolidated Financial Statements.)

Other Income (Deductions)

Other deductions for the first quarter ended March 31, 2004 was $2.6 million compared to Other income of $0.1 million for the first quarter ended March 31, 2003.  This decrease primarily resulted from $6.8 million of fees related to the financial asset portfolio and $1.1 million of miscellaneous expenses, partially offset by $5.5 million realized from the sale of 2004 pollution NOx allowances.

Income Tax Expense

Income tax expense increased $9.4 million or 43% in the first quarter of 2004 compared to the first quarter of 2003 primarily resulting from higher income.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $17 million in the first quarter of 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DPL’s cash and temporary cash investments totaled $614.8 million at March 31, 2004 compared to $80.8 million at March 31, 2003.  This increase was primarily attributed to cash generated from the net proceeds from the sales, purchases and realized gains on financial assets and issuance of short-term debt. DPL’s cash and temporary cash investments totaled $337.6 million at December 31, 2003.

The Company generated net cash from operating activities of $23.7 million in the first quarter of 2004 compared to $95.1 million in the first quarter of 2003.  The net cash from operating activities for the three months ended March 31, 2004 was primarily the result of operating profitability, partially offset by working capital, specifically the timing of tax payments.  Operating profitability primarily drove net cash provided from operating activities for the three months ended March 31, 2003.  The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow.

Net cash flows provided by investing activities were $112.5 million in the first quarter of 2004 compared to net cash flows used for investing activities of $23.1 million in the first quarter of 2003.  Net cash flows provided by investing activities for the three months ended March 31, 2004 was primarily the result of net proceeds from sales, purchases and realized gains on financial assets, partially offset by capital expenditures.  The net cash used for investing activities for the three months ended March 31, 2003 was primarily the result of $35.5 million for capital expenditures, partially offset by the net proceeds from sales, purchases and realized gains on financial assets.

Net cash flows provided by financing activities were $141.0 million in the first quarter of 2004 compared to net cash flows used for financing activities of $32.0 million in the first quarter of 2003.  Net cash flows provided by financing activities for the first quarter of 2004 was primarily the result of the issuance of $175 million unsecured 8% Series Senior Notes used to provide partial funding for the retirement of $500 million of the 6.82% Series Senior Notes due

April 6, 2004.  This was partially offset by dividends paid to common stockholders.  Net cash used for financing activities in the first quarter of 2003 was primarily related to dividends paid to common stockholders.

Capital Requirements

Construction additions were $23.8 million for the first three months of 2004 and are expected to approximate $100 million for the year compared to $20.8 million in the first three months of 2003 and $102 million for the year ended 2003.  Planned construction additions for 2004 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

Financial Asset Investment

DPL’s financial assets of $865.7 million at March 31, 2004 are comprised of both public and private debt and equity securities, and are diversified both in terms of geography and industry.  Public securities comprise approximately 8% or $69.6 million of the portfolio and are valued at current market price.  Private securities approximate 92% of the portfolio or $796.1 million and are valued under either the cost or equity method.

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

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At March 31, 2004, DPL could be required to invest up to an additional $287.5 million in existing limited partnership interests as compared to $383.7 million at March 31, 2003, but is not subscribing to additional private equity funds at this time.  DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, if any, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time.

Shareholder Litigation Settlement

In 2003, the Company and certain of its present and former officers and directors reached an agreement in principle with plaintiffs to settle the DPL Inc. Securities Litigation, and the shareholder class and derivative actions filed against them in Federal and Ohio state courts (the Global Settlement).  On May 7, 2004, pursuant to an agreement entered into by the parties, the Company paid the $70.0 million it was obligated to pay under the Global Settlement into an escrow account pending payment to plaintiff’s counsel in accordance with the terms of the Global Settlement.  The Company used $50 million from its financial asset portfolio, combined with funds from operations to pay its obligation under the terms of the shareholder litigation settlement.

Debt Obligations and Maturities

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, Notes and the Capital Lease are $505.9 million for the remainder of 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In December 2003, DPL entered into a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the retirement of the 6.82% Senior Notes due 2004, if needed.  At March 31, 2004, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% Senior Notes.  In May 2004, the Company elected to terminate the term loan agreement.

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at March 31, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating clauses allowing the counterparties to seek additional surety under certain conditions.  DP&L had two outstanding letters of credit totaling $1.4 million as of March 31, 2004 and no outstanding letters of credit as of March 31, 2003.

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

The terms of the private placement also required the Company to file its Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date it filed its Form 10-K with the SEC.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the Company’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.38% and a one-step decrease in credit rating increases the facility’s interest rate by 0.38%.  DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which is set to expire on November 5, 2004.  DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

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

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under both the term loan and DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

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

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At March 31, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$505.4	$27.8	$551.6	$1,546.0	$2,630.8
Capital lease	0.5	1.4	1.4	1.5	4.8
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	270.2	211.2	84.6	127.7	693.7
Other long-term obligations	10.1	14.9	1.0	—	26.0

Total long-term obligations	$787.0	$255.7	$638.6	$1,675.2	$3,356.5

Long-term debt:

Long-term debt as of March 31, 2004, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities.

Capital lease:

As of March 31, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of March 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At March 31, 2004, these include:

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$150.0	$150.0	$—	$—	$300.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	30.8	155.7	101.0	—	287.5
Total commercial commitments	$180.8	$323.5	$101.0	$—	$605.3

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  At March 31, 2004, there were no borrowings outstanding under this credit agreement.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  The new facility may be increased to up to $150 million.

DPL had a $150 million term loan agreement, which was to expire in 2006, with a consortium of banks.  The proceeds from this loan were to be used to provide partial funding for the redemption of the 6.82% series Senior Notes due 2004, if needed.  At March 31, 2004, DPL had no outstanding borrowings under this agreement and this facility was not used to provide partial funding of the retirement of the 6.82% series Senior Notes.  In May 2004, the Company elected to terminate the term loan agreement.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At March 31, 2004, DPL could be required to invest up to an additional $287.5 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

Market Risk

DPL’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; financial market conditions; foreign currency market risk and adverse economic conditions.

Approximately 11 percent of DPL’s first quarter 2004 revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins.  In the first quarter of 2004, sales from excess wholesale energy and capacity contributed $5.83 million in net electric margin; $5.78 million of which related to spot energy sales and $0.05 million of which related to peaking capacity.  This compares to net electric margin from wholesale energy and capacity sales of $10.35 million in 2003 of which $10.16 million related to spot energy sales and $0.19 million related to peaking capacity.  This decrease in net electric margin resulted from lower average market prices for wholesale sales and increased average market prices for fuel.  Wholesale sales per megawatt hour in the first quarter of 2004 and 2003 were $34.18 and $35.77, respectively.

Fuel and purchased power costs represented 45% of total operating costs in the first quarter of 2004.  DPL has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.

The carrying value of DPL’s debt was $2,636 million at March 31, 2004, consisting of DP&L’s First Mortgage Bonds, DP&L’s Guaranteed Air Quality Development Obligations, DP&L’s Capital Lease and DPL’s unsecured Notes.  The fair value of this debt was $2,662 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at March 31, 2004 are as follows:

Expected Maturity Date	Long-term Debt
	Amount	Average Rate
	($ in millions)

2004	$506	6.8%
2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
2008	101	6.2%
Thereafter	1,548	6.6%
Total	$2,636	6.9%

Fair Value	$2,662

Debt maturities in 2004 are expected to be financed with a combination of internal and external funds.  In March 2004, DPL completed a $175 million private placement of unsecured 8% Series Senior Notes due March 2009.  The proceeds from these notes, combined with internal funds provided by the financial asset portfolio and operations, were used to fund the retirement of $500 million of the 6.82% Series Senior Notes due April 6, 2004.

The fair value of financial instruments held was $903.5 million and $1,031.6 million at March 31, 2004 and December 31, 2003, respectively.  The market risk related to these financial instruments was estimated as the potential increase/decrease in fair value of approximately $90 million at March 31, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.  DPL is also subject to foreign currency translation adjustments related to certain of its financial instruments.  The foreign currency translation adjustments related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $17 million at March 31, 2004, resulting from a hypothetical 10% increase/decrease in the foreign currency exchange rates.

Financial Asset Portfolio

DPL’s financial assets of $865.7 million at March 31, 2004 is comprised of both public and private debt and equity securities, and is diversified both in terms of geography and industry.  DPL’s financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprise approximately 8% of the portfolio or $69.6 million at March 31, 2004, and are valued at current market price.  Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

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

Assets in the financial asset portfolio included in the consolidated balance sheets, are as follows:

$ in millions	At March 31, 2004	At December 31, 2003

Cash and temporary cash investments	$149.8	$136.6

Financial assets:
Public securities	69.6	140.3
Private securities under the equity method	317.9	343.9
Private securities under the cost method	478.2	500.7
Total financial assets	865.7	984.9

Total Financial Asset Portfolio	$1,015.5	$1,121.5

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At March 31, 2004, DPL could be required to invest up to an additional $287.5 million in existing limited partnership interests as compared to $383.7 million at March 31, 2003, but is not subscribing to additional private equity funds at this time.  The Company currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time.

Since inception, the financial asset portfolio (excluding investment management fees of $115 million) has had cumulative gains of $572 million and cumulative losses of $370 million, with a net gain of $202 million as of March 31, 2004.

DPL holds limited partnership interests in private equity funds which have been organized and are managed by the following experienced investment firms:

Investment Firms	Location
Accel KKR	Palo Alto, CA
American Industrial Partners	New York, NY
Argos Soditic	Geneva, Switzerland
Bridgepoint Capital	London, England
Bruckmann Rosser and Sherrill & Co. LLC	New York, NY
Canterbury Capital Partners	New York, NY
Cravey, Green and Whalen Inc.	Atlanta, GA
Charterhouse Group International	New York, NY
Compass Partners International	London, England
CVC Capital Partners	London, England
DDJ Capital Management LLC	Boston, MA
Exxel Group	Buenos Aires, Argentina
Fremont Partners	San Francisco, CA

Freeman Spogli & Co.	Los Angeles, CA
GP Investimentos	Sao Paulo, Brazil
Hicks Muse Tate and Furst	Dallas, TX
Kelso Investment Associates	New York, NY
Kohlberg Kravis & Roberts & Co.	New York, NY
Lehman Brothers	New York, NY
Newbridge Capital	San Francisco, CA
TCW/Crescent Mezzanine LLC	Los Angeles, CA
Trivest	Miami, FL
The Shansby Group	San Francisco, CA
Vestar Capital Partners	New York, NY
Warburg Pincus	New York, NY
Washington & Congress Capital	Boston, MA
Willis Stein & Partners	Chicago, IL

The private equity funds, in turn, are currently invested in approximately 500 companies which manufacture or provide a wide array of products and services to both businesses and consumers worldwide.

Approximately half of DPL’s investments in any single private equity funds are less than 5% of the fund.  Rarely is DPL’s investment in a single private equity fund more than 10% of the fund.

The Company consults with the investment professionals of each firm on a periodic basis and is provided access to information regarding each fund’s investments, subject to applicable confidentiality agreements.  As an investor in the funds, DPL receives annual financial statements for each private equity fund audited by recognized U.S. or international accounting firms.

DPL’s financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region.  The geographic allocation of the financial assets included on the Consolidated Balance Sheet at March 31, 2004 is as follows:

Geographical Region	% of DPL Portfolio Holdings
Private Securities:
United States/Canada	54%
Europe	29%
Asia/Australia	7%
Latin America	2%

Total Private Securities	92%

Public Securities:
United States	8%

Total Financial Assets	100%

The industry sector allocation of the investments in limited partnerships included on the Consolidated Balance Sheet at March 31, 2004 is as follows:

Primary Sector	% of DPL Portfolio Holdings
Manufacturing	35%
Services – Business/Consumer	11%
Health Care Products	10%
Communications	9%
Software/IT Services	7%
Media	6%
Retail	6%
Finance/Insurance	5%
Building Products/Construction	4%
Energy	2%
Business Products	2%
Agriculture	1%
Entertainment	1%
Wholesale Distribution	1%

FACTORS THAT MAY AFFECT FUTURE RESULTS

This quarterly report and other documents that DPL files with the Securities and Exchange Commission (SEC) and other regulatory agencies, as well as other oral or written statements the Company may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance, and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. DPL does not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

Regulation/Competition

DPL operates in rapidly changing industry with evolving industry standards and regulations. In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies or procedures that set rates; changes in tax laws, tax rates, and environmental laws and regulations; changes in DPL’s ability to recover expenditures for environmental compliance, fuel and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases, can affect the Company’s results of operations and financial condition.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase DPL’s operational and monitoring costs affecting its results of operations and financial condition.

Changes in DPL’s customer base, including aggregation, could lead to the entrance of competitors in the Company’s marketplace affecting its results of operations and financial condition.

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates and interest rates can have a significant effect on DPL’s operations and the operations of its retail, industrial and commercial customers.

Reliance on Third Parties

DPL relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production and transmission functions.  Unanticipated changes in DPL’s purchasing processes may affect the Company’s business and operating results.  In addition, the Company relies on others to provide professional services, such as, but not limited to investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

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

Employees

A majority of DP&L’s employees are under a collective bargaining agreement.  If the Company is unable to negotiate future collective bargaining agreements, the Company could experience work stoppages, which may affect its business and operating results.

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting and taxation, which are rapidly changing and subject to changes in the future. As described under Item 3 – Legal Proceedings, in the Company’s Form 10-K for the year ended December 31, 2003, the Company is also currently involved in various litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DPL’s organizations and could affect its future operating results.

Internal Controls

As described under Item 1 – Business - Recent Developments, in the Company’s Form 10-K for the year ended December 31, 2003, a review by independent counsel to the Audit Committee of the Board of Directors of the Company has identified recommendations for improvement relating to some of the concerns raised by the Company’s Controller including, among other things, internal controls.  In addition, as further described under Item 9A - Controls and Procedures, during their year-end review, the Company’s independent auditors identified and reported to management and the Audit Committee of the Board of Directors two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  The material weaknesses include conditions related to (1) the Company’s process for recognizing an adjustment to the Company’s income tax provision to reflect a deductibility limitation under Section 162(m) with respect to executive deferred compensation distributions made during 2003 and (2) lack of effective communication in internal reporting of certain investment income that may lead to improper accounting of such transactions in accordance with generally accepted accounting principles.

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

The Company is currently undertaking a thorough review of its internal controls as part of the Company’s preparation for compliance with the requirements under Section 404 of the Sarbanes-Oxley Act of 2002 and the Company is using this review to further assist in identifying and correcting any control deficiencies.  As expected, this review has revealed some control weaknesses, which the Company has reported to the Audit Committee. The Company has since taken steps to strengthen its internal controls in these areas, including increasing segregation of duties, writing policies where necessary, adding checks at key decision points and increasing supervisor review of transactions.  These actions have been successful in eliminating a large percentage of the deficiencies noted, but additional remediation activities continue.  Corrected control deficiencies are being retested by management to assure that remediation efforts were successful, and the Company’s auditors will perform independent testing of the Company’s internal controls as part of their year-end review.  At this time, the Company has not completed its review of the existing controls and their effectiveness.  Unless the material weaknesses described above, or any identified during this review, are remedied, there can be no assurances that the Company will be able to assert that its internal control over financial reporting is effective, pursuant to the rules adopted by the SEC under Section 404, when those rules take effect.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

There have been no significant changes to the critical accounting policies as disclosed in DPL’s Form 10-K as of December 31, 2003.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

DPL INC.

OPERATING STATISTICS

	Three Months Ended March 31,
	2004	2003
Electric

Sales (millions of kWh)
Residential	1,531	1,546
Commercial	904	886
Industrial	1,038	1,023
Other retail	333	333
Total retail	3,806	3,788
Wholesale	982	832

Total	4,788	4,620

Revenues ($ in thousands)
Residential	$125,992	$126,193
Commercial	63,846	63,562
Industrial	53,389	53,006
Other retail	22,685	22,342
Total retail	265,912	265,103
Wholesale	33,917	29,977

Total	$299,829	$295,080

Electric customers at end of period	507,659	505,568

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

Attached as exhibits 31.1 and 31.2 to this quarterly report are certifications of the Chief Executive Officer and the interim Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act.  This portion of the Company’s quarterly report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

The reportable conditions that are not believed to be material weaknesses are conditions related to:  (i) payroll processing and the fact that the Company has two separate payroll processes, one for the majority of personnel and one for the Company’s senior executives, (ii) the lack of a quality and change control process for the preparation and submission of SEC filings on Form 10-K and Form 10-Q, (iii) the lack of significant progress made by management in assessing the Company’s internal controls in preparation for Sarbanes-Oxley Section 404 implementation and KMPG’s belief that the Company will identify control weaknesses requiring remediation, (iv) the Company’s process for executive travel and entertainment expense reporting and reimbursement and the lack of sufficient supporting documentation for reported business expenses of certain executives to support deductibility for tax purposes, (v) the lack of a comprehensive controller function to monitor the accounting function in the Company and (vi) inadequate segregation of duties for certain accounting transactions and activities processed at the executive level, including payroll, benefit plans, other compensation plans, time and expense reporting by senior management and preparation and submission of SEC filings.

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

Part II.  Other Information

Item 1. Legal Proceedings

There were no significant changes in the first quarter of 2004 to the Legal Proceedings reported in DPL’s Form 10-K as of December 31, 2003. A discussion of legal proceedings is described in Item 3-Legal Proceedings and Note 16 of Notes to Consolidated Financial Statements of DPL’s Form 10-K for the year ended December 31, 2003 and such discussion is incorporated by reference and made a part hereof.

Item 4. Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the first quarter.

Item 5.  Other Information

There were no significant changes in the first quarter of 2004 to the Recent Developments reported in Item 1-Business or to the Subsequent Events discussed in Note 18 of Notes to Consolidated Financial Statements in DPL’s Form 10-K as of December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits:

4.1                                 Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004 (Filed as Exhibit 4.1 to form 8-K filed on March 29, 2004 (File No. 1-9052))

4.2                                 Exchange and Registration Rights Agreement dated march 25, 2004 between DPL Inc. and the purchasers (Filed as Exhibit 4.2 to Form 8-K filed on March 29, 2004 (file No. 1-9052))

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K.

On February 5, 2004, DPL Inc. filed a Form 8-K reporting under Item 5 the appointment of Robert Biggs to to its Board of Directors, and attaching a copy of its press release as Exhibit 99.1 to the Report.

On February 10, 2004, DPL Inc. filed a Form 8-K reporting under Item 12 its full year and fourth quarter earnings, and attaching a copy of its press release as Exhibit 99.1 to the Report.

On March 15, 2004, DPL Inc. filed a Form 8-K reporting under Item 5 that it announced its filing with the Securities and Exchange Commission for an extension to file its 2003 Form 10-K, and attaching as Exhibit 99.1 its press release containing its unaudited 2003 results.

On March 25, 2004, DPL Inc. filed a Form 8-K reporting under Item 5 that it completed a private placement of $175 million aggregate principal amount of senior notes, to be used, together with other available corporate funds, to repay DPL’s Senior Notes, 6.82% Series due 2004 at maturity.  A copy of DPL Inc.’s press release was attached as Exhibit 99.1 to the Report.

On March 30, 2004, DPL Inc. filed a Form 8-K reporting under Item 5 additional details of the private placement it announced on March 25, 2004 and attaching the Officer’s Certificate of DPL Inc. and the Exchange and Registration Rights Agreement related to such private placement as Exhibits 4.1 and 4.2, respectively, to the Report.

On March 30, 2004, DPL Inc. filed a Form 8-K reporting under Item 5 that it would not timely file its annual report on Form 10-K for the year ending December 31, 2003 and that the delay in obtaining certified financial statements constitutes an event of default under its term loan and revolving credit facilities, for which the Company had obtained waivers from its lenders, and non-compliance, but not an immediate event of default, under the Company’s other debt agreements.  A copy of the press release was attached as Exhibit 99.1 to the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	November 5, 2004	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer
(principal executive officer)

	November 5, 2004	/s/ Pamela Holdren
Pamela Holdren
Treasurer and interim Chief Financial Officer (principal financial and principal accounting officer)

	November 5, 2004	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller