Form 10-Q
period 2004-06-30
DPL INC
filed 2004-11-05
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues
Electric revenues	$282.2	$270.9	$582.0	$566.0
Other revenues, net of fuel costs	2.6	2.7	5.2	5.1
Total revenues	284.8	273.6	587.2	571.1

Operating Expenses
Fuel	61.7	51.6	125.3	108.2
Purchased power	23.9	26.0	51.9	45.4
Operation and maintenance	57.5	49.5	107.9	89.0
Depreciation and amortization	35.0	35.0	69.0	69.7
General taxes	25.4	26.0	52.8	54.7
Amortization of regulatory assets, net	0.1	10.7	0.2	22.8
Total operating expenses	203.6	198.8	407.1	389.8

Operating Income	81.2	74.8	180.1	181.3

Investment income (loss)	57.1	(8.5)	86.2	(12.0)
Interest expense	(37.2)	(44.9)	(81.7)	(90.3)
Other income (deductions)	(8.5)	32.0	(11.1)	32.1

Income Before Income Taxes and Cumulative Effect of Accounting Change	92.6	53.4	173.5	111.1

Income tax expense	36.2	18.4	67.4	40.2

Income Before Cumulative Effect of Accounting Change	56.4	35.0	106.1	70.9

Cumulative effect of accounting change, net of tax	—	—	—	17.0

Net Income	$56.4	$35.0	$106.1	$87.9

Average Number of Common Shares Outstanding (millions)
Basic	120.1	119.8	120.1	119.7
Diluted	121.4	122.0	121.4	121.9

Earnings Per Share of Common Stock
Basic:
Income before cumulative effect of accounting change	$0.47	$0.29	$0.88	$0.59
Cumulative effect of accounting change	—	—	—	0.14
Total Basic	$0.47	$0.29	$0.88	$0.73

Diluted:
Income before cumulative effect of accounting change	$0.46	$0.29	$0.87	$0.58
Cumulative effect of accounting change	—	—	—	0.14
Total Diluted	$0.46	$0.29	$0.87	$0.72

Dividends Paid Per Share of Common Stock	$—	$0.235	$0.240	$0.470

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2004	2003
		(as restated)
Operating Activities

Net income	$106.1	$87.9
Adjustments:
Depreciation and amortization	69.0	69.7
Amortization of regulatory assets, net	0.2	22.8
Deferred income taxes	35.5	44.9
Shareholder litigation settlement	(70.0)	—
Captive insurance provision	2.6	(41.7)
Investment (income) loss	(85.5)	16.2
Cumulative effect of accounting change, net of tax	—	(17.0)
Changes in working capital:
Accounts receivable	21.4	18.9
Accounts payable	5.4	(0.6)
Accrued taxes payable	(9.5)	(13.6)
Accrued interest payable	(8.2)	(0.2)
Prepayments	(5.3)	(14.1)
Inventories	(16.4)	(2.5)
Deferred compensation assets	8.5	28.6
Deferred compensation obligations	(4.8)	(28.9)
Other (Note 3)	(4.2)	1.8

Net cash provided by operating activities	44.8	172.2

Investing Activities

Capital expenditures	(46.4)	(65.7)
Purchases of fixed income and equity securities	(114.7)	(26.3)
Sales of fixed income and equity securities	275.1	77.4

Net cash provided by (used for) investing activities	114.0	(14.6)

Financing Activities

Issuance of long-term debt, net	174.7	—
Retirement of long-term debt	(505.4)	(4.4)
Dividends paid on common stock	(28.7)	(56.0)

Net cash used for financing activities	(359.4)	(60.4)

Cash and Temporary Cash Investments

Net change	(200.6)	97.2
Balance at beginning of period	337.6	40.8
Balance at end of period	$137.0	$138.0

Cash Paid During the Period for:
Interest and trust preferred distributions	$86.5	$86.9
Income taxes	$42.3	$11.3

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	At June 30, 2004	At December 31, 2003
ASSETS

Property
Property, plant and equipment	$4,468.6	$4,420.8
Less: Accumulated depreciation and amortization	(1,914.3)	(1,846.9)
Net property	2,554.3	2,573.9

Current Assets
Cash and temporary cash investments (Note 3)	137.0	337.6
Accounts receivable, less provision for uncollectible accounts of $1.1 and $6.0, respectively	154.6	176.0
Inventories, at average cost (Note 3)	68.5	52.1
Prepaid taxes	23.2	46.4
Other (Note 3)	36.7	60.1

Total current assets	420.0	672.2

Other Assets
Financial assets
Public securities	78.4	140.3
Private securities under the equity method	328.4	343.9
Private securities under the cost method	493.0	500.7
Total financial assets	899.8	984.9

Income taxes recoverable through future revenues	41.8	43.3
Other regulatory assets	36.7	36.1
Other (Note 3)	122.7	134.3

Total other assets	1,101.0	1,198.6

Total Assets	$4,075.3	$4,444.7

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

(continued)

	At June 30, 2004	At December 31, 2003
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	12.6	12.0
Warrants	50.0	50.0
Common stock held by employee plans	(83.4)	(84.4)
Accumulated other comprehensive income	50.2	57.7
Earnings reinvested in the business	972.2	865.7
Total common shareholders’ equity	1,002.9	902.3

Preferred stock	23.0	23.0

Long-term debt	2,123.0	1,954.7

Total capitalization	3,148.9	2,880.0

Current Liabilities
Current portion - long-term debt	12.1	511.1
Accounts payable	101.3	95.6
Shareholder litigation	—	70.0
Accrued taxes	116.0	148.7
Accrued interest	42.0	50.1
Other (Note 3)	20.5	51.8

Total current liabilities	291.9	927.3

Deferred Credits and Other
Deferred taxes	371.4	374.0
Unamortized investment tax credit	50.7	52.2
Insurance and claims costs	28.6	26.0
Other (Note 3)	183.8	185.2

Total deferred credits and other	634.5	637.4

Contingencies (Note 9)

Total Capitalization and Liabilities	$4,075.3	$4,444.7

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

2.              Restatement of Financial Statements

As part of the Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the second quarter ended June 30, 2003, year-to-date through June 30, 2003, and prior periods.  These adjustments increased net income by $0.9 million, or $0.01 per common share, to $35.0 million for the second quarter of 2003, and increased net income by $0.7 million, with no impact to earnings per common share, to $87.9 million for the six months ended June 30, 2003. The restatement also affected the average number of basic and diluted common shares outstanding by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  All applicable financial information contained in this Quarterly Report on Form 10-Q give effect to these restatements.  Accordingly, the financial statements for this fiscal period described above that have been in the Company’s prior SEC filings should not be relied upon.

Certain captions in the June 30, 2003 Consolidated Balance Sheet were also adjusted due to the prior periods’ restatements. Please refer to the Company’s 2003 Annual Report on Form 10-K for a more complete description of the prior period adjustments.

The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the three and six months ended June 30, 2003, Consolidated Statement of Cash Flows for the six months ended June 30, 2003 and Consolidated Balance Sheet as of June 30, 2003 on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to the consolidated financial statements for the three and six months ended June 30, 2003:

$ in millions	Net Income Increase (Decrease)
Description of Adjustment	2003 Second Quarter	2003 Year To Date
Supplemental Executive Retirement Plan (1)	$1.4	$1.3
Stock incentive units (2)	0.1	(0.1)
Sub-total pre-tax impact	1.5	1.2

Income taxes (3)	(0.6)	(0.5)
Total Net Income Impact	$0.9	$0.7

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

Consolidated Statement of Results of Operations: For the second quarter of 2003, the adjustment decreased Operation and Maintenance expense by approximately $1.4 million.  Year-to-date 2003, the adjustment decreased Operation and Maintenance expense by $1.2 million and also increased Investment Income by approximately $0.1 million.

Consolidated Balance Sheet: At June 30, 2003, the adjustment increased Other Assets – Other by $1.3 million, Accrued Taxes by $0.5 million and Deferred Taxes by $0.1 million.

(2) Reflects adjustment to record outstanding stock incentive units at fair value following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002 that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations: For the second quarter of 2003, the adjustment decreased Operation and Maintenance expense by $0.1 million. Year-to-date 2003, the adjustment increased Operation and Maintenance expense by $0.1 million.

Consolidated Balance Sheet: At June 30, 2003, the adjustment increased Other Paid-in Capital, net of Treasury Stock by $0.8 million, and decreased Other Deferred Credits by $0.7 million.

(3)          Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations: For the second quarter and year-to-date 2003, the above adjustments resulted in increased income tax expense as set forth in this table.

Consolidated Balance Sheet: At June 30, 2003, the above adjustments resulted in an increase of $0.6 million to Accrued Taxes and $0.1 million to Deferred Taxes.

DPL Inc.

Consolidated Statement of Results of Operations

(unaudited)

$ in millions except per share amounts	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	(as previously reported)	(as restated)	(as previously reported)	(as restated)

Revenues
Electric revenues	$270.9	$270.9	$566.0	$566.0
Other revenues, net of fuel costs	2.7	2.7	5.1	5.1
Total revenues	273.6	273.6	571.1	571.1

Operating Expenses
Fuel	51.6	51.6	108.2	108.2
Purchased power	26.0	26.0	45.4	45.4
Operation and maintenance	51.0	49.5	90.1	89.0
Depreciation and amortization	35.0	35.0	69.7	69.7
General taxes	26.0	26.0	54.7	54.7
Amortization of regulatory assets, net	10.7	10.7	22.8	22.8
Total operating expenses	200.3	198.8	390.9	389.8

Operating Income	73.3	74.8	180.2	181.3

Investment income (loss)	(8.5)	(8.5)	(12.1)	(12.0)
Interest expense	(44.9)	(44.9)	(90.3)	(90.3)
Other income	32.0	32.0	32.1	32.1
Income Before Income Taxes and Cumulative Effect of Accounting Change	51.9	53.4	109.9	111.1

Income tax expense	17.8	18.4	39.7	40.2

Income Before Cumulative Effect of Accounting Change	34.1	35.0	70.2	70.9

Cumulative effect of accounting change, net of tax	—	—	17.0	17.0

Net Income	$34.1	$35.0	$87.2	$87.9

Average Number of Common Shares Outstanding (millions)
Basic	120.0	119.8	119.9	119.7
Diluted	120.0	122.0	119.9	121.9

Earnings Per Share of Common Stock – Basic
Income before cumulative effect of accounting change	$0.28	$0.29	$0.59	$0.59
Cumulative effect of accounting change	—	—	0.14	0.14
Total Basic	$0.28	$0.29	$0.73	$0.73

Earnings Per Share of Common Stock – Diluted
Income before cumulative effect of accounting change	$0.28	$0.29	$0.59	$0.58
Cumulative effect of accounting change	—	—	0.14	0.14
Total Diluted	$0.28	$0.29	$0.73	$0.72

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.470	$0.470

DPL Inc.

Consolidated Statement of Cash Flows

(unaudited)

$ in millions	Six Months Ended June 30, 2003
	(as previously reported)	(as restated)

Operating Activities
Net income	$87.2	$87.9
Adjustments:
Depreciation and amortization	69.7	69.7
Amortization of regulatory assets, net	22.8	22.8
Deferred income taxes	44.8	44.9
Captive insurance provision	(41.7)	(41.7)
Investment loss	16.2	16.2
Cumulative effect of accounting change, net of tax	(17.0)	(17.0)
Changes in working capital:
Accounts receivable	18.9	18.9
Accounts payable	(0.6)	(0.6)
Accrued taxes payable	(14.0)	(13.6)
Accrued interest payable	(0.2)	(0.2)
Prepayments	(14.1)	(14.1)
Inventories	(2.5)	(2.5)
Deferred compensation assets	28.6	28.6
Deferred compensation obligations	(28.9)	(28.9)
Other	3.0	1.8
Net cash provided by operating activities	172.2	172.2

Investing Activities
Capital expenditures	(65.7)	(65.7)
Purchases of fixed income and equity securities	(26.3)	(26.3)
Sales of fixed income and equity securities	77.4	77.4

Net cash used for investing activities	(14.6)	(14.6)

Financing Activities
Retirement of long-term debt	(4.4)	(4.4)
Dividends paid on common stock	(56.0)	(56.0)

Net cash used for financing activities	(60.4)	(60.4)

Cash and Temporary Cash Investments
Net change	97.2	97.2
Balance at beginning of period	40.8	40.8

Balance at end of period	$138.0	$138.0

Cash Paid During the Period For:
Interest and trust preferred distributions	$86.9	$86.9
Income taxes	$11.3	$11.3

DPL Inc.

Consolidated Balance Sheet

(unaudited)

$ in millions	At June 30, 2003
	(as previously reported)	(as restated)

ASSETS

Property
Property, plant and equipment	$4,373.3	$4,373.3
Less: Accumulated depreciation and amortization	(1,789.7)	(1,789.7)
Net property	2,583.6	2,583.6
Current Assets
Cash and temporary cash investments	138.0	138.0
Accounts receivable, less provision for uncollectible accounts of $7.8 as reported and restated	149.0	149.0
Inventories, at average cost	58.6	58.6
Prepaid taxes	23.4	23.4
Other	39.4	39.2
Total current assets	408.4	408.2
Other Assets
Financial assets
Public securities	162.9	162.9
Private securities under the equity method	341.3	341.3
Private securities under the cost method	473.9	477.9
Total financial assets	978.1	982.1

Income taxes recoverable through future revenues	43.3	43.3
Other regulatory assets	59.1	59.1
Other	131.7	132.3
Total other assets	1,212.2	1,216.8
Total Assets	$4,204.2	$4,208.6

Note - Reflects adoption of FAS 143 in 2003.

DPL Inc.

Consolidated Balance Sheet

(unaudited)

$ in millions	At June 30, 2003
	(as previously reported)	(as restated)

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	9.2
Warrants	50.0	50.0
Common stock held by employee plans	(86.9)	(86.9)
Accumulated other comprehensive income	15.6	13.4
Earnings reinvested in the business	870.5	860.0
Total common shareholders’ equity	850.5	847.0

Preferred stock	23.0	23.0
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.8	292.8

Long-term debt	1,636.9	1,636.9

Total capitalization	2,803.2	2,799.7

Current Liabilities
Current portion – long-term debt	510.1	510.1
Accounts payable	85.6	86.6
Accrued taxes	53.4	57.9
Accrued interest	51.1	51.1
Other	53.8	53.8
Total current liabilities	754.0	759.5
Deferred Credits and Other
Deferred taxes	364.4	357.2
Unamortized investment tax credit	53.6	53.6
Insurance and claims costs	40.2	40.2
Other	188.8	198.4
Total deferred credits and other	647.0	649.4
Contingencies
Total Capitalization and Liabilities	$4,204.2	$4,208.6

Note-Reflects adoption of FAS 143 in 2003.

3.              Supplemental Financial Information

Balance Sheet $ in millions	At June 30, 2004	At December 31, 2003
Cash and temporary cash investments
Cash and cash equivalents	$137.0	$237.6
Short-term investments	—	100.0
Total cash and temporary cash investments	$137.0	$337.6

Inventories, at average cost
Plant materials and supplies	$31.0	$31.7
Fuel	35.8	19.7
Other	1.7	-0.7
Total inventories, at average cost	$68.5	$52.1

Other current assets
Prepayments	$21.4	$15.7
Deposits and other advances	10.0	9.6
Current deferred income taxes	1.1	30.5
Other	4.2	4.3
Total other current assets	$36.7	$60.1

Other deferred assets
Trust assets	$36.0	$46.4
Prepaid pension	38.3	39.7
Unamortized loss on reacquired debt	24.7	26.6
Investment in trust	10.2	10.4
Unamortized debt expense	10.4	10.1
Other	3.1	1.1
Total other deferred assets	$122.7	$134.3

Other current liabilities
Dividends payable	$—	$28.7
Customer security deposits and other advances	14.9	10.5
Current deferred income taxes	4.9	—
Payroll taxes payable	—	10.1
Other	0.7	2.5
Total other current liabilities	$20.5	$51.8

Other deferred credits
Asset retirement obligations – regulated property	$74.8	$72.0
Trust obligations	60.0	65.3
Retirees health and life benefits	32.9	33.7
Environmental reserves	0.1	0.2
Legal reserves	3.1	2.1
Asset retirement obligations-generation	5.1	4.9
Other	7.8	7.0
Total other deferred credits	$183.8	$185.2

	Six Months Ended June 30,
Cash Flows $ in millions	2004	2003
		(as restated)
Cash flows - Other
Payroll taxes payable	$(12.6)	$(0.6)
Customer security deposits and other advances	3.4	(0.8)
Stock plans	1.4	2.7
Other	3.6	0.5
Total cash flows -other	$(4.2)	$1.8

	Three Months Ended June 30,		Six Months Ended June 30,
Results of Operations $ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Comprehensive income
Net income	$56.4	$35.0	$106.1	$87.9
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	3.6	10.3	5.0	5.7
Net change in unrealized gains (losses) on foreign currency translation adjustments	(5.0)	12.9	(14.3)	17.5
Net change in deferred gains on cash flow hedges	(0.9)	1.3	(1.6)	1.0
Deferred income taxes related to unrealized gains (losses)	0.6	(8.7)	3.4	(8.6)
Comprehensive income	$54.7	$50.8	$98.6	$103.5

4.     Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 38 million of warrants and stock options were excluded from the computation of diluted earnings per share in the second quarter of 2004 and 2003, respectively, because they were anti-dilutive.  For the six months ended June 30, 2004 and 2003, respectively, approximately 38 million, of warrants and stock options were excluded from the computation of diluted earnings per share.  These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three Months Ended June 30,
	2004			2003 (as restated)
In millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$56.4	120.1	$0.47	$35.0	119.8	$0.29

Effect of Dilutive Securities
Restricted stock units		1.2			2.2
Warrants		—			—
Stock Options		0.1			—

Diluted EPS	$56.4	121.4	$0.46	$35.0	122.0	$0.29

	Six Months Ended June 30,
	2004			2003 (as restated)
In millions except per share amounts	Income	Shares	Per Share	(a) Income	Shares	Per Share

Basic EPS	$106.1	120.1	$0.88	$70.9	119.7	$0.59

Effect of Dilutive Securities
Restricted stock units		1.2			2.2
Warrants		—			—
Stock Options		0.1			—

Diluted EPS	$106.1	121.4	$0.87	$70.9	121.9	$0.58

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

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the three months ended June 30 were:

	Pension		Postretirement
Net periodic benefit (income) cost $ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$1.0	$0.9	$—	$—
Interest cost	4.0	4.0	0.5	0.6
Expected return on assets	(5.5)	(6.2)	(0.1)	(0.1)
Amortization of unrecognized:
Actuarial (gain) loss	0.5	—	(0.3)	(0.3)
Prior service cost	0.7	0.7	—	—
Transition obligation	—	—	0.1	—
Net pension benefit (income) cost	$0.7	$(0.6)	$0.2	$0.2

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the six months ended June 30 were:

	Pension		Postretirement
Net periodic benefit (income) cost $ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$1.9	$1.7	$—	$—
Interest cost	8.0	8.1	1.0	1.1
Expected return on assets	(10.9)	(12.5)	(0.3)	(0.2)
Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.1	(0.5)	(0.6)
Prior service cost	1.3	1.4	—	—
Transition obligation	—	—	0.1	0.1
Net pension benefit (income) cost	$1.3	$(1.2)	$0.3	$0.4

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Net income, as reported	$56.4	$35.0	$106.1	$87.9
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.8)	(0.5)	(1.5)	(1.2)
Pro-forma net income	$55.6	$34.5	$104.6	$86.7

Earnings per share:
Basic – as reported	$0.47	$0.29	$0.88	$0.73
Basic – pro-forma	$0.46	$0.29	$0.87	$0.72

Diluted – as reported	$0.46	$0.29	$0.87	$0.72
Diluted – pro-forma	$0.46	$0.28	$0.86	$0.71

7.              Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	At June 30, 2004	At December 31, 2003
First Mortgage Bonds maturing: 2013 - 5.125%	470.0	470.0
Pollution control series maturing Through 2027 - 6.43% (a)	104.4	104.8
	574.4	574.8
Note to Capital Trust II 8.125% due 2031	300.0	300.0

Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 8.0% Series due 2009	175.0	—
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Notes maturing through 2007 – 7.83%	39.0	45.0
Obligation for capital lease	3.9	4.3
Unamortized debt discount and premium (net)	(4.3)	(4.4)
Total	$2,123.0	$1,954.7

(a) Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes and the capital lease are $5.3 million for the remainder of 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In the fourth quarter of 2003, DPL adopted FIN 46R that required the deconsolidation of the DPL Capital Trust II.  This adoption resulted in the $300 million of 8.125% Trust Preferred Securities to be transferred to the trust and established a note to the trust for $300 million at 8.125%.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper outstanding at June 30, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  As of June 30, 2004, DP&L had seven outstanding letters of credit totaling $10.0 million, and had no outstanding letters of credit as of June 30, 2003.

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

The terms of the private placement also required the Company to file its 2003 Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company is required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date it files its 2003 Form 10-K with the SEC.

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

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under both the term loan and DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and DP&L obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The Company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all non-compliance conditions have been remedied.

There are no intercompany debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Revenues
Electric	$282.2	$270.9	$582.0	$566.0
Other	2.6	2.7	5.2	5.1
Total revenues	$284.8	$273.6	$587.2	$571.1

Operating income
Electric	$94.0	$82.4	$200.4	$195.9
Other (b)	(12.8)	(7.6)	(20.3)	(14.6)
Total operating income	$81.2	$74.8	$180.1	$181.3

Investment income (loss)
Financial asset portfolio income (loss)	$36.5	$1.7	$86.2	$(4.5)
Less: management fees	7.7	10.9	14.5	10.9
Net financial asset portfolio income (loss) (a)	28.8	(9.2)	71.7	(15.4)
Management fees included in Other income (deductions)	7.7	10.9	14.5	10.9
GAAP adjustments and Other (c)	20.6	(10.2)	—	(7.5)
Investment income (loss)	$57.1	$(8.5)	$86.2	$(12.0)

Depreciation and amortization
Electric	$35.0	$35.0	$69.0	$69.7
Financial asset portfolio	—	—	—	—
Other	—	—	—	—
Total	$35.0	$35.0	$69.0	$69.7

Expenditures – construction additions
Electric	$22.4	$30.3	$46.0	$50.7
Financial asset portfolio	—	—	—	—
Other	0.1	0.1	0.3	0.5
Total	$22.5	$30.4	$46.3	$51.2

Assets
Electric	$3,018.7	$3,074.2	$3,018.7	$3,074.2
Financial asset portfolio (a)	951.8	1,012.1	951.8	1,012.1
Other	20.0	22.9	20.0	22.9
Unallocated corporate assets	126.5	154.0	126.5	154.0
Adjustments to reconcile segment assets to total assets (b)	(41.7)	(54.6)	(41.7)	(54.6)
Total assets	$4,075.3	$4,208.6	$4,075.3	$4,208.6

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

9.     Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2004 cannot be reasonably determined.

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

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At June 30, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$5.0	$27.8	$551.6	$1,546.0	$2,130.4
Capital lease	0.3	1.4	1.4	1.5	4.6
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	318.9	359.4	136.5	127.7	942.5
Other long-term obligations	10.1	14.9	1.0	—	26.0
Total long-term obligations	$335.1	$403.9	$690.5	$1,675.2	$3,104.7

Long-term debt:

Long-term debt as of June 30, 2004, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities.

Capital lease:

As of June 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of June 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At June 30, 2004, these include:

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	13.0	126.2	87.6	—	226.8
Total commercial commitments	$13.0	$244.0	$87.6	$—	$344.6

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At June 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

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

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the f unds make investments during their respective investment periods.  At June 30, 2004, DPL could be required to invest up to an additional $226.8 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

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

OVERVIEW AND FUTURE EXPECTATIONS

In the second quarter of 2004, DPL’s operating income increased $6.4 million over the second quarter of 2003.  Total revenues of $284.8 million exceeded the prior year by $11.2 million primarily resulting from an increase in retail revenue.  Operating expenses of $203.6 million in second quarter of 2004 increased over the second quarter of 2003 by $4.8 million or 2%.  DPL’s reported basic earnings per share of $0.47 in the second quarter of 2004 increased $0.18 per share from the second quarter of 2003 of $0.29.

For the six months ended June 30, 2004, DPL’s operating income of $180.1 million slightly declined by $1.2 million from the same period of the prior year.  Total revenues of $587.2 million exceeded the prior year by $16.1 million primarily resulting from an increase in retail and wholesale revenues.  Operating expenses of $407.1 million for the six months ended June 30, 2004 were greater than six months ended June 30, 2003 by $17.3 million or 4%

primarily relating to increases in fuel and purchased power costs and corporate expenses.  DPL’s reported basic earnings per share of $0.88 for the six months ended June 30, 2004 increased $0.15 per share from the six months ended June 30, 2003 of $0.73.

The increases in fuel and purchase power costs will continue to have a negative impact to operating margins for the balance of 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2004	2003	2004	2003

Electric revenues	$282.2	$270.9	$582.0	$566.0
Less:
Fuel	61.7	51.6	125.3	108.2
Purchased power	23.9	26.0	51.9	45.4
Net electric margin	$196.6	$193.3	$404.8	$412.4

Operating income	$81.2	$74.8	$180.1	$181.3

(a) For purposes of discussing operating results DPL presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance

Revenues

Electric revenues increased $11.3 million or 4% to $282.2 million in second quarter of 2004 compared to $270.9 million for the second quarter of 2003 primarily reflecting higher retail revenues.  Retail revenues increased $11.7 million in the second quarter of 2004 over the same period of the prior year resulting from higher residential and commercial sales volume, primarily reflecting warmer weather.  Cooling degree-days were up 89% to 280 for the second quarter of 2004 compared to 148 for the same period in 2003.  This increase was partially offset by lower wholesale revenues of $0.4 million resulting from lower resale transactions.

For the six months ended June 30, 2004, electric revenues increased $16.0 million or 3% to $582.0 compared to $566.0 million for the same period of the prior year.  Retail revenues increased $12.5 million for the six months ended June 30, 2004 over the same period of the prior year resulting from higher residential and commercial sales volume, primarily a result of warmer weather.  Cooling degree-days were up 89% to 280 for the six months ended June 30, 2004 compared to 148 for the same period in 2003.  Wholesale revenues increased $3.5 million for the six months ended June 30, 2004 over the same period of the prior year resulting from higher average market rates for wholesale sales and increased wholesale sales volume.

Operating Expenses

Net electric margin of $196.6 million in the second quarter of 2004 increased by $3.3 million from $193.3 million in the second quarter of 2003.  As a percentage of total electric revenues, net electric margin decreased by 1.7 percentage points to 69.7% from 71.4%.  This decline is primarily the result of increased fuel costs partially offset by decreased purchased power costs.  Fuel costs increased by $10.1 million or 20% in the three months ended June 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for both retail and wholesale sales.  Purchased power costs decreased by $2.1 million or 8% in the second quarter of 2004 compared to the same period in 2003 primarily resulting from a lower volume of purchased power, which was partially offset by higher average market prices for purchased power.

For the six months ended June 30, 2004, net electric margin of $404.8 million decreased by $7.6 million or 2% from $412.4 million for the six months ended June 30, 2003.  As a percentage of total electric revenues, net electric margin decreased by 3.3 percentage points to 69.6% from 72.9%.  This decline is primarily the result of increased fuel and purchased power costs.  Fuel costs increased by $17.1 million or 16% for the six months ended June 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for both retail and wholesale sales.  Purchased power costs increased by $6.5 million or 14% for the six months ended June 30, 2004 compared to same period in 2003 primarily resulting from a higher volume of purchased power and higher average market prices.

Operation and maintenance expense increased $8.0 million to $57.5 million for the three months ended June 30, 2004 compared to $49.5 million for the same period in 2003 as a result of higher corporate costs and increased electric production expenses.

For the six months ended June 30, 2004, operation and maintenance expenses increased $18.9 million or 21% to $107.9 million compared to $89 million for the same period in 2003 as a result of higher corporate costs and increased electric production costs.  Corporate costs increased primarily resulting from expenses of $4.4 million for the Board of Directors investigation, higher insurance premiums for Directors and Officers liability insurance of $4.4 million, pension expense of $2.5 million and Sarbanes-Oxley project costs of $1.5 million.  Electric production expenses increased $5.0 million for the six months ended June 30, 2004 over the same period in the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.  These increases were partially offset by lower deferred compensation expenses of $1.4 million for the six months ended June 30, 2004 compared to the same period of the prior year.

Amortization of regulatory assets decreased $10.6 million in the second quarter of 2004 and decreased $22.6 million for the six months ended June 30, 2004 compared to the second quarter of 2003 and the six months ended June 30, 2003 reflecting the conclusion of the three-year regulatory transition cost recovery period granted by the Public Utilities Commission of Ohio in 2000 and ended December 31, 2003.

For the six months ended June 30, 2004, general taxes decreased $1.9 million compared to the same period of the prior year primarily resulting from a $2.2 million 2003 excise tax expense that will not recur in 2004.

Investment Income (Loss)

Investment income increased by $65.6 million to $57.1 million in second quarter of 2004 compared to a $8.5 million investment loss in the second quarter of 2003.  This increase is primarily the result of realized gains from the financial asset portfolio.  Investment income for the second quarter of 2004 was comprised of $33.3 million from private securities under the cost method, investment income of $23.5 million from the private securities under the equity method, realized gains and income from public securities of $0.2 million and $0.1 million from interest and other investment income.  The investment loss for the second quarter of 2003 was comprised of an investment loss of $23.8 million from the private securities under the equity method, partially offset by investment income of $12.8 million from private securities under the cost method, realized gains and income from public securities of $2.4 million and $0.1 million from interest and other investment income.

For the six months ended June 30, 2004, investment income increased by $98.2 million to $86.2 million compared to a $12.0 million investment loss for the six months ended June 30, 2003.  This increase is primarily the result of realized gains from the financial asset portfolio.  Investment income for the first six months of 2004 was comprised of $51.9 million from private securities under the cost method, investment income of $33.1 million from the private securities under the equity method, realized gains and income from public securities of $0.5 million and $0.7 million from interest and other investment income.  The investment loss for the first six months of 2003 was comprised of an investment loss of $35.6 million from the private securities under the equity method, partially offset by investment income of $17.8 million from private securities under the cost method, realized gains and income from public securities of $5.3 million and $0.5 million from interest and other investment income.

Interest Expense

Interest expense decreased $7.7 million in the second quarter of 2004 compared to the first quarter of 2003 relating to lower bond interest expense resulting from the issuance of the $470 million First Mortgage Bonds 5.125% Series due 2013 that have a lower interest rate than the previous debt.  This decrease was partially offset by a decrease in capitalized interest reflecting the completion of pollution control construction projects increasing the current year expense. (See Note 7 of Notes to Consolidated Financial Statements.)

For the six months ended June 30, 2004, interest expense decreased $8.6 million compared to the same period of the prior year primarily relating to interest expense reductions from the refinancing of selected DPL and DP&L debt.  This decrease was partially offset by a decrease in capitalized interest reflecting the completion of pollution control construction projects increasing the current year expense. (See Note 7 of Notes to Consolidated Financial Statements.)

Other Income (Deductions)

Other income (deductions) decreased $40.5 million in the second quarter of 2004 and decreased $43.2 million for the six months ended June 30, 2004 compared to the second quarter of 2003 and the six months ended June 30, 2003 primarily resulting from the $39.7 million release of the insurance claims reserve in 2003 relating to the termination of DP&L’s business interruption risk insurance policy.

Income Tax Expense

Income tax expense increased $17.8 million in the second quarter of 2004 and increased $27.2 million for the six months ended June 30, 2004 compared to second quarter of 2003 and the six months ended June 30, 2003 primarily resulting from higher income experienced in each of the respective periods.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $17 million in the second quarter of 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

FINANCIAL CONDITION

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DPL’s cash and temporary cash investments totaled $137.0 million at June 30, 2004 compared to $138.0 million at June 30, 2003. DPL’s cash and temporary cash investments totaled $337.6 million at December 31, 2003.

The Company generated net cash from operating activities of $44.8 million for the six months ended June 30, 2004 compared to $172.2 million for the six months ended June 30, 2003.  The net cash from operating activities for the six months ended June 30, 2004 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically the $70.0 million payment for shareholder litigation and purchases relating to coal inventory.  Operating profitability primarily drove net cash provided from operating activities for the six months ended June 30, 2003.  The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow.

Net cash flows provided by investing activities were $114.0 million for the six months ended June 30, 2004 compared to net cash flows used for investing activities of $14.6 million for the six months ended June 30, 2003.  Net cash flows provided by investing activities for the six months ended June 30, 2004 was primarily the result of net proceeds of $160.4 million from the sales and purchases of financial assets, partially offset by capital expenditures of $46.4 million.  The net cash used for investing activities for the six months ended June 30, 2003 was primarily the result of $65.7 million for capital expenditures, partially offset by the net proceeds of $51.1 million from the sales and purchases of financial assets.

Net cash flows used for financing activities were $359.4 million for the six months June 30, 2004 compared to net cash flows used for financing activities of $60.4 million for the six months ended June 30, 2003.  Net cash flows used for financing activities for the six months ended June 30, 2004 related to the retirement of long-term debt of $500 million 6.82% Series Senior Notes paid April 6, 2004 and for dividends paid on common stock of $28.7 million.  These uses were partially offset by the issuance of $175 million unsecured 8% Series Senior Notes.  Net cash used for financing activities for the six months ended June 30, 2003 related to dividends paid to common stockholders of $56 million and the retirement of long-term debt of $4.4 million.

Capital Requirements

Construction additions were $46.3 million for the six months ended June 30, 2004 and are expected to approximate $100 million for the year compared to $51.2 million for the six months ended June 30, 2003 and $102 million for the year ended 2003.  Planned construction additions for 2004 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

Financial Asset Investment

DPL’s financial assets of $899.8 million at June 30, 2004 are comprised of both public and private debt and equity securities, and are diversified both in terms of geography and industry.  Public securities comprise approximately 9% or $78.4 million of the portfolio and are valued at current market price.  Private securities approximate 91% of the portfolio or $821.4 million and are valued under either the cost or equity method.

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

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At June 30, 2004, DPL could be required to invest up to an additional $226.8 million in existing limited partnership interests as compared to $368.5 million at June 30, 2003, but is not subscribing to additional private equity funds at this time.  DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, if any, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time.

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

Debt Obligations and Maturities

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes and the capital lease are $5.3 million for the remainder of 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In the fourth quarter of 2003, DPL adopted FIN 46R that required the deconsolidation of the DPL Capital Trust II.  This adoption resulted in $300 million of 8.125% Trust Preferred Securities to be transferred to the trust and established a note to the trust for $300 million at 8.125%.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased an applicable interest rate.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at June 30, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating clauses allowing the counterparties to seek additional surety under certain conditions.  As of June 30, 2004, DP&L had seven outstanding letters of credit totaling $10.0 million.

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

The terms of the private placement also required the Company to file its Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company is required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the date it files its Form 10-K with the SEC.

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

The delay in filing audited financial statements for the year ending December 31, 2003 constituted an event of default under both the term loan and DP&L’s previous revolving credit facility; however, the Company obtained waivers from its lenders regarding this event.  The Company incurred fees of approximately $0.2 million to obtain these waivers.  Subsequently, the Company elected to terminate the term loan and DP&L obtained a new revolving credit facility.  The delay in filing audited financial statements also resulted in non-compliance under the Company’s other debt agreements although the non-compliance did not result in an immediate event of default.  The Company has not received any default notifications from any of its lenders.  The company’s debt agreements allow a grace period to cure a default after notification.  Management, after consultation with legal counsel, believes all default conditions have been remedied.

There are no intercompany debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Off-Balance Sheet Arrangements

DPL does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DPL’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At June 30, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$5.0	$27.8	$551.6	$1,546.0	$2,130.4
Capital lease	0.3	1.4	1.4	1.5	4.6
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	318.9	359.4	136.5	127.7	942.5
Other long-term obligations	10.1	14.9	1.0	—	26.0
Total long-term obligations	$335.1	$403.9	$690.5	$1,675.2	$3,104.7

Long-term debt:

Long-term debt as of June 30, 2004, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities.

Capital lease:

As of June 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of June 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At June 30, 2004, these include:

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	13.0	126.2	87.6	—	226.8
Total commercial commitments	$13.0	$244.0	$87.6	$—	$344.6

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At June 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

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

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At June 30, 2004, DPL could be required to invest up to an additional $226.8 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

Market Risk

DPL’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; financial market condition; foreign currency market risk and adverse economic conditions.

Approximately 12 percent of DPL’s second quarter 2004 revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins.  In the second quarter of 2004, sales of excess wholesale energy and capacity contributed $6.6 million in net electric margins, virtually all of which related to spot energy sales.  This compares to net electric margins from wholesale energy and capacity sales of $9.3 million in 2003 of which $7.0 million related to spot energy sales and $2.3 million related to peaking capacity.  This decrease in net electric margins resulted from 12% fewer wholesale sales and increased average market prices for fuel and purchased power.   Wholesale sales in the second quarter of 2004 and 2003 were 991 Mwh and 1,129 Mwh, respectively.  Fuel costs per megawatt hour for the second quarter of 2004 and 2003 were $19.06 and $14.71, respectively.  Purchased power costs per megawatt hour for the second quarter of 2004 and 2003 were $40.43 and $30.67, respectively.

For the six months ended June 30, 2004, approximately 11 percent of DPL’s revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins.  For the six months ended June 30, 2004 sales of excess wholesale energy and capacity contributed $12.5 million in net electric margin, virtually all of which related to spot energy sales.  This compares to net electric margin from wholesale energy and capacity sales of $19.6 million in 2003 of which $17.1 million related to spot energy sales and $2.5 million related to peaking capacity.  This decrease in net electric margin resulted from increased average market prices for fuel and purchased power.  Fuel costs per megawatt hour for the six months ended June 30, 2004 and 2003 were $17.85 and $14.37, respectively.

Fuel and purchased power costs represented 42% of total operating costs in the second quarter of 2004 and 44% of total operating costs for the six months ended June 30, 2004.  DPL has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.

The carrying value of DPL’s debt was $2,135 million at June 30, 2004, consisting of DP&L’s First Mortgage Bonds, DP&L’s Guaranteed Air Quality Development Obligations, DP&L’s Capital Lease and DPL’s unsecured notes.  The fair value of this debt was $2,150 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at June 30, 2004 are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate

2004	$5	7.5%
2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
2008	101	6.2%
Thereafter	1,548	6.8%
Total	$2,135	7.1%

Fair Value	$2,150

Debt maturities remaining in 2004 are expected to be financed with internal funds.  In March 2004, DPL completed a $175 million private placement of unsecured 8% Series senior notes due March 2009.  The proceeds from these notes, combined with internal funds provided by the financial asset portfolio and operations, were used to fund the retirement of $500 million of the 6.82% Series Senior Notes paid April 6, 2004.

The fair value of financial instruments held was $938.2 million and $1,031.6 million at June 30, 2004 and December 31, 2003 respectively.  The market risk related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $94 million at June 30, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.  DPL is also subject to foreign currency translation adjustments related to certain of its financial instruments.  The foreign currency translation adjustments related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $17 million at June 30, 2004, resulting from a hypothetical 10% increase/decrease in the foreign currency exchange rates.

Financial Asset Portfolio

DPL’s financial assets of $899.8 million at June 30, 2004 are comprised of both public and private debt and equity securities, and are diversified both in terms of geography and industry.  DPL’s financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprise approximately 9% of the portfolio or $78.4 million at June 30, 2004, and are valued at current market price.  Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

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

Assets in the financial asset portfolio included in the consolidated balance sheets, are as follows:

$ in millions	At June 30, 2004	At December 31, 2003

Cash and temporary cash investments	$37.9	$136.6

Financial assets
Public securities	78.4	140.3
Private securities under the equity method	328.4	343.9
Private securities under the cost method	493.0	500.7
Total financial assets	899.8	984.9

Total Financial Asset Portfolio	$937.7	$1,121.5

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At June 30, 2004, DPL could be required to invest up to an additional $226.8 million in existing limited partnership interests as compared to $368.5 million at June 30, 2003, but is not subscribing to additional private equity funds at this time.  The Company currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time.

Since inception, the financial asset portfolio (excluding investment management fees of $119 million) has had cumulative gains of $622 million and cumulative losses of $363 million, with a net gain of $259 million as of June 30, 2004.

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

DPL’s financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region.  The geographic allocation of the financial assets included on the Consolidated Balance Sheet at June 30, 2004 is as follows:

Geographical Region	% of DPL Portfolio Holdings
Private Securities:
United States/Canada	52%
Europe	30%
Asia/Australia	8%
Latin America	2%

Total Private Securities	92%

Public Securities:
United States	8%

Total Financial Assets	100%

The industry sector allocation of the investments in limited partnerships included on the Consolidated Balance Sheet at June 30, 2004 is as follows:

Primary Sector	% of DPL Portfolio Holdings
Manufacturing	32%
Services – Business/Consumer	11%
Communications	11%
Health Care Products	9%
Retail	8%
Software/IT Services	8%
Media	6%
Finance/Insurance	5%
Building Products/Construction	3%
Energy	2%
Business Products	2%
Agriculture	1%
Entertainment	1%
Wholesale Distribution	1%

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

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and make it a part hereof.

DPL INC.

OPERATING STATISTICS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Electric

Sales (millions of kWh)
Residential	1,090	949	2,621	2,495
Commercial	936	902	1,840	1,788
Industrial	1,139	1,118	2,177	2,141
Other retail	357	354	690	687
Total retail	3,522	3,323	7,328	7,111
Wholesale	1,039	1,178	2,021	2,010

Total	4,561	4,501	9,349	9,121

Revenues ($ in thousands)
Residential	$98,587	$88,027	$224,579	$214,220
Commercial	66,090	65,302	129,936	128,864
Industrial	55,586	57,012	108,975	110,018
Other retail	24,793	23,044	47,478	45,386
Total retail	245,056	233,385	510,968	498,488
Wholesale	37,133	37,500	71,050	67,477

Total	$282,189	$270,885	$582,018	$565,965

Electric customers at end of period	507,395	505,198	507,395	505,198

Item 3.  Quantitative and Qualitative Disclosurezs about Market Risk

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

Part II.  Other Information

Item 1.  Legal Proceedings

There were no significant changes in the second quarter of 2004 to the Legal Proceedings reported in DPL’s Form 10-K as of December 31, 2003.  A discussion of legal proceedings is described in Item 3-Legal Proceedings and Note 16 of Notes to Consolidated Financial Statements of DPL’s Form 10-K for the year ended December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the second quarter.

Item 5.  Other Information

There were no significant changes in the second quarter of 2004 to the Recent Developments reported in Item 1-Business or to the Subsequent Events discussed in Note 18 of Notes to Consolidated Financial Statements in DPL’s Form 10-K as of December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 6 – Exhibits and Reports on Form 8-K

(a)                                  The following exhibit is filed herewith:

31.1                           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                    Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

On April 6, 2004, DPL Inc. filed a Form 8-K reporting, under Item 6, the resignation of Scott M. Stuart as a director of DPL Inc. effective April 5, 2004.

On April 19, 2004, DPL Inc. filed a Form 8-K reporting, under Item 6, the resignation of Michael W. Grebe as a director of DPL Inc effective April 16, 2004.

On May 3, 2004, DPL Inc. filed a Form 8-K providing, under Item 7, the Code of Regulations of DPL Inc.

On May 6, 2004, DPL Inc. filed a Form 8-K reporting, under Item 5, that the Audit Committee of DPL’s Board of Directors was continuing its review of previously disclosed matters raised by a Company employee; that DPL’s independent auditors had not certified the company’s financial statements pending the outcome of the Audit Committee’s review; that the delay in obtaining certified financial statements had resulted in DPL’s non-compliance with reporting requirements under indentures and material debt agreements; and that DPL would not pay its regular quarterly dividend until the Audit Committee review is complete and the company obtains certified financial statements.

On May 17, 2004, DPL Inc. filed a Form 8-K reporting, under Item 5, the retirement of Chief Executive Officer Stephen F. Koziar and the resignations of Chairman Peter H. Forster and Interim Chief Financial Officer Caroline E. Muhlenkamp, and the appointment of Robert D. Biggs as non-executive Chairman, James V. Mahoney as Chief Executive Officer and Pamela G. Holdren as Interim Chief Financial Officer.  The Company also confirmed that the staff of the Securities and Exchange Commission had requested the Company provide certain documents and information on a voluntary basis, and that the Company was cooperating fully with the requests.

On May 28, 2004, DPL Inc. filed a Form 8-K reporting, under Item 5, that the U.S. Attorney’s office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, had initiated an inquiry involving matters connected to the recently completed internal investigation conducted for the Company’s Board of Directors, and that the Company was cooperating with the investigation.

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