Form 10-Q
period 2004-09-30
DPL INC
filed 2004-11-15
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

DPL INC.

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Statement of Results of Operations	3

		Consolidated Statement of Cash Flows	4

		Consolidated Balance Sheet	5

		Notes to Consolidated Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

		Operating Statistics	37

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

	Item 4.	Controls and Procedures	37

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item 4.	Submission of Matters to a Vote of Security Holders	40

	Item 5.	Other Information	40

	Item 6.	Exhibits and Reports on Form 8-K	40

Other
	Signatures		41

	Certifications

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

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

($ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues
Electric revenues	$309.7	$322.6	$891.7	$888.6
Other revenues, net of fuel costs	2.5	2.7	7.7	7.8
Total revenues	312.2	325.3	899.4	896.4

Operating Expenses
Fuel	66.7	65.1	192.0	173.3
Purchased power	29.9	26.4	81.8	71.8
Operation and maintenance	58.3	46.0	166.2	135.0
Depreciation and amortization	35.4	35.8	104.4	105.5
General taxes	26.7	28.2	79.5	82.9
Amortization of regulatory assets, net	0.1	12.5	0.3	35.3
Total operating expenses	217.1	214.0	624.2	603.8

Operating Income	95.1	111.3	275.2	292.6

Investment income	90.4	60.6	176.6	48.6
Interest expense	(38.4)	(46.2)	(120.1)	(136.5)
Other income (deductions)	(4.5)	(3.8)	(15.6)	28.3

Income Before Income Taxes and Cumulative Effect of Accounting Change	142.6	121.9	316.1	233.0

Income tax expense	58.9	45.8	126.3	86.0

Income Before Cumulative Effect of Accounting Change	83.7	76.1	189.8	147.0

Cumulative effect of accounting change, net of tax	—	—	—	17.0

Net Income	$83.7	$76.1	$189.8	$164.0

Average Number of Common Shares Outstanding (millions)
Basic	120.1	119.9	120.1	119.8
Diluted	121.4	121.4	121.4	121.7

Earnings Per Share of Common Stock
Basic:
Income before cumulative effect of accounting change	$0.70	$0.63	$1.58	$1.23
Cumulative effect of accounting change	—	—	—	0.14
Total Basic	$0.70	$0.63	$1.58	$1.37

Diluted:
Income before cumulative effect of accounting change	$0.69	$0.63	$1.56	$1.21
Cumulative effect of accounting change	—	—	—	0.14
Total Diluted	$0.69	$0.63	$1.56	$1.35

Dividends Paid Per Share of Common Stock	$—	$0.235	$0.240	$0.705

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

($ in millions)

	Nine Months Ended September 30,
	2004	2003
		(as restated)
Operating Activities

Net income	$189.8	$164.0
Adjustments:
Depreciation and amortization	104.4	105.5
Amortization of regulatory assets, net	0.3	35.3
Deferred income taxes	20.0	50.5
Shareholder litigation settlement	(70.0)	—
Captive insurance provision	4.0	(46.6)
Investment (income) loss	(174.9)	(22.1)
Income from interest rate hedges	—	(21.2)
Cumulative effect of accounting change, net of tax	—	(17.0)
Changes in working capital:
Accounts receivable	25.1	19.8
Accounts payable	(12.8)	(3.7)
Accrued taxes payable	24.7	19.1
Accrued interest payable	(24.8)	(23.8)
Prepayments	(1.6)	(12.5)
Inventories	(12.9)	(0.2)
Deferred compensation assets	8.2	28.0
Deferred compensation obligations	1.1	(28.9)
Other (Note 3)	(4.6)	2.5

Net cash provided by operating activities	76.0	248.7

Investing Activities

Capital expenditures	(66.7)	(90.4)
Settlement of interest rate hedges	—	51.4
Purchases of fixed income and equity securities	(191.5)	(122.2)
Sales of fixed income and equity securities	385.2	199.4

Net cash provided by investing activities	127.0	38.2

Financing Activities

Issuance of long-term debt, net	174.7	465.1
Retirement of long-term debt	(510.4)	(8.4)
Dividends paid on common stock	(28.7)	(84.1)

Net cash (used for) provided by financing activities	(364.4)	372.6

Cash and Temporary Cash Investments

Net change	(161.4)	659.5
Balance at beginning of period	337.6	40.8
Balance at end of period	$176.2	$700.3

Cash Paid During the Period for:
Interest and trust preferred distributions	$140.3	$154.8
Income taxes	$73.8	$11.6

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	At September 30, 2004	At December 31, 2003
ASSETS

Property
Property, plant and equipment	$4,478.0	$4,420.8
Less: Accumulated depreciation and amortization	(1,936.9)	(1,846.9)
Net property	2,541.1	2,573.9

Current Assets
Cash and temporary cash investments (Note 3)	176.2	337.6
Accounts receivable, less provision for uncollectible accounts of $1.1 and $6.0, respectively	150.9	176.0
Inventories, at average cost (Note 3)	65.1	52.1
Prepaid taxes	11.6	46.4
Other (Note 3)	32.0	60.1

Total current assets	435.8	672.2

Other Assets
Financial assets
Public securities	77.2	140.3
Private securities under the equity method	350.7	343.9
Private securities under the cost method	528.0	500.7
Total financial assets	955.9	984.9

Income taxes recoverable through future revenues	42.6	43.3
Other regulatory assets	38.6	36.1
Other (Note 3)	120.0	134.3

Total other assets	1,157.1	1,198.6

Total Assets	$4,134.0	$4,444.7

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

	At September 30, 2004	At December 31, 2003
CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	12.5	12.0
Warrants	50.0	50.0
Common stock held by employee plans	(83.5)	(84.4)
Accumulated other comprehensive income	49.3	57.7
Earnings reinvested in the business	1,055.8	865.7
Total common shareholders’ equity	1,085.4	902.3

Preferred stock	23.0	23.0

Long-term debt	2,117.0	1,954.7

Total capitalization	3,225.4	2,880.0

Current Liabilities
Current portion - long-term debt	13.1	511.1
Accounts payable	83.5	95.6
Shareholder litigation	—	70.0
Accrued taxes	138.6	148.7
Accrued interest	25.5	50.1
Other (Note 3)	17.5	51.8

Total current liabilities	278.2	927.3

Deferred Credits and Other
Deferred taxes	360.6	374.0
Unamortized investment tax credit	50.0	52.2
Insurance and claims costs	30.0	26.0
Other (Note 3)	189.8	185.2

Total deferred credits and other	630.4	637.4

Contingencies (Note 9)

Total Capitalization and Liabilities	$4,134.0	$4,444.7

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

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation of financial assets; the valuation of insurance and claims costs; the valuation allowance for receivables and deferred income taxes; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Reclassifications have been made in certain prior years’ amounts to conform to the current reporting presentation.

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

In accordance with the provisions of FIN 46R, DPL deconsolidated the DPL Capital Trust II in 2003.  This resulted in recording an investment in the trust and amounts previously classified as shares subject to mandatory redemption to be classified as long-term debt as of December 31, 2003 by establishing a note payable to the trust.  In accordance with FIN 46R, no amounts prior to adoption in 2003 were reclassified.

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

Staff Position No. 106-2

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 on July 1, 2004 and the effect was not material to the Company’s results of operations, cash flow or financial position.

EITF 03-01 and EITF 02-14

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 03-01 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which is applicable for periods effective beginning after June 15, 2004.  EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” (SFAS 124), and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting. In September 2004, the EITF issued EITF 02-14 “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which is applicable for periods effective after June 15, 2004.  EITF 02-14, addresses: (1) whether an investor should apply the equity method of accounting to investments other than common stock, (2) if the equity method should be applied to investments other than common stock, how the equity method of accounting should be applied to those investments and (3) whether investments other than common stock that have a “readily determinable fair value” under paragraph 3 of SFAS 115 should be accounted for in accordance with SFAS 115 rather than pursuant to EITF 02-14.  The Company is in the process of evaluating each of these issues and has not determined the impact to its results of operations, statement of financial position or cash flows.

2.              Restatement of Financial Statements

As part of the Audit Committee’s response to a report prepared by Taft, Stettinius & Hollister LLP and during the 2003 year-end financial closing process, the Company identified certain adjustments to prior period financial statements.  As a result, the Company has restated its consolidated financial statements for the third quarter ended September 30, 2003, year-to-date through September 30, 2003, and prior periods.  These adjustments increased net income by $2.4 million, or $0.01 per common share, to $76.1 million for the third quarter of 2003, and increased net income by $3.1 million, or $0.03 per common share, to $164.0 million for the nine months ended September 30, 2003. The restatement also affected the average number of basic and diluted common shares outstanding by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  All applicable financial information contained in this Quarterly Report on Form 10-Q give effect to these restatements.  Accordingly, the financial statements for this fiscal period described above that have been in the Company’s prior SEC filings should not be relied upon.

Certain captions in the September 30, 2003 Consolidated Balance Sheet were also adjusted due to the prior periods’ restatements. Please refer to the Company’s 2003 Annual Report on Form 10-K for a more complete description of the prior period adjustments.

The accompanying consolidated financial data set forth below presents the Company’s Consolidated Statement of Results of Operations for the three and nine months ended September 30, 2003, Consolidated Statement of Cash Flows for the nine months ended September 30, 2003 and Consolidated Balance Sheet as of September 30, 2003

on a comparative basis showing the amounts as originally reported and as restated.

Effects of Restatement on Net Income

The following table identifies the adjustments made to the consolidated financial statements for the three and nine months ended September 30, 2003:

	Net Income Increase
	(Decrease)
	2003	2003
	Third	Year
$ in millions	Quarter	To Date
Description of Adjustment
Stock distributions (1)	$6.1	$6.1
Supplemental Executive Retirement Plan (2)	(0.3)	1.0
Stock incentive units (3)	(1.5)	(1.6)
Accrued expenses (4)	(0.5)	(0.5)
Sub-total pre-tax impact	3.8	5.0

Income taxes (5)	(1.4)	(1.9)
Total Net Income Impact	$2.4	$3.1

(1) Reflects adjustment to record income for stock dividends received that had originally been recorded entirely as a return of capital.

Consolidated Statement of Results of Operations:  Adjustment increased Investment Income by the amounts set forth in this table.

Consolidated Balance Sheet:  At September 30, 2003, adjustment increased Private Securities Under the Cost Method by $6.1 million.

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

Consolidated Statement of Results of Operations: For the third quarter of 2003, the adjustment increased Operation and Maintenance expense by $0.3 million.  Year-to-date 2003, the adjustment decreased Operation and Maintenance expense by $0.9 million and increased Investment Income by approximately $0.1 million.

Consolidated Balance Sheet: At September 30, 2003, the adjustment increased Other Assets – Other by approximately $1.0 million.

(3) Reflects adjustment to record outstanding stock incentive units at fair value following a change in the operation of the Management Stock Incentive Plan made as of January 1, 2002 that allowed certain retirees to diversify stock incentive awards to investments other than DPL common stock.

Consolidated Statement of Results of Operations: For the third quarter of 2003, the adjustment increased Operation and Maintenance expense by $1.5 million. Year-to-date 2003, the adjustment increased Operation and Maintenance expense by $1.6 million.

Consolidated Balance Sheet: At September 30, 2003, the adjustment increased Other Paid-in Capital, net of Treasury Stock by $1.1 million and Other Deferred Credits by $0.5 million.

(4) Reflects adjustment to record accrued expenses in the period in which these items were incurred.

Consolidated Statement of Results of Operations:  For the three and nine months ended September 30, 2003, the adjustment increased Operation and Maintenance expense by $0.5 million.

Consolidated Balance Sheet:  At September 30, 2003, the adjustment increased Accounts Payable by $0.2 million and decreased Current Assets - Other by $0.3 million.

(5) Reflects income taxes related to the above non-tax adjustments.

Consolidated Statement of Results of Operations: For the third quarter and year-to-date 2003, the above adjustments resulted in increased income tax expense as set forth in this table.

Consolidated Balance Sheet: At September 30, 2003, the above adjustments resulted in an increase of $2.4 million to Accrued Taxes and a decrease of $0.5 million to Other Assets - Other.

DPL Inc.

Consolidated Statement of Results of Operations

(unaudited)

$ in millions except per share amounts	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	(as previously reported)	(as restated)	(as previously reported)	(as restated)

Revenues
Electric revenues	$322.6	$322.6	$888.6	$888.6
Other revenues, net of fuel costs	2.7	2.7	7.8	7.8
Total revenues	325.3	325.3	896.4	896.4

Operating Expenses
Fuel	65.1	65.1	173.3	173.3
Purchased power	26.4	26.4	71.8	71.8
Operation and maintenance	43.7	46.0	133.8	135.0
Depreciation and amortization	35.8	35.8	105.5	105.5
General taxes	28.2	28.2	82.9	82.9
Amortization of regulatory assets, net	12.5	12.5	35.3	35.3
Total operating expenses	211.7	214.0	602.6	603.8

Operating Income	113.6	111.3	293.8	292.6

Investment income (loss)	54.5	60.6	42.4	48.6
Interest expense	(46.2)	(46.2)	(136.5)	(136.5)
Other income	(3.8)	(3.8)	28.3	28.3
Income Before Income Taxes and Cumulative Effect of Accounting Change	118.1	121.9	228.0	233.0

Income tax expense	44.4	45.8	84.1	86.0

Income Before Cumulative Effect of Accounting Change	73.7	76.1	143.9	147.0

Cumulative effect of accounting change, net of tax	—	—	17.0	17.0

Net Income	$73.7	$76.1	$160.9	$164.0

Average Number of Common Shares Outstanding (millions)
Basic	119.4	119.9	119.7	119.8
Diluted	119.4	121.4	119.7	121.7

Earnings Per Share of Common Stock – Basic
Income before cumulative effect of accounting change	$0.62	$0.63	$1.20	$1.23
Cumulative effect of accounting change	—	—	0.14	0.14
Total Basic	$0.62	$0.63	$1.34	$1.37

Earnings Per Share of Common Stock – Diluted
Income before cumulative effect of accounting change	$0.62	$0.63	$1.20	$1.21
Cumulative effect of accounting change	—	—	0.14	0.14
Total Diluted	$0.62	$0.63	$1.34	$1.35

Dividends Paid Per Share of Common Stock	$0.235	$0.235	$0.705	$0.705

DPL Inc.

Consolidated Statement of Cash Flows

(unaudited)

$ in millions	Nine Months Ended September 30, 2003
	(as previously reported)	(as restated)

Operating Activities
Net income	$160.9	$164.0
Adjustments:
Depreciation and amortization	105.5	105.5
Amortization of regulatory assets, net	35.3	35.3
Deferred income taxes	50.8	50.5
Captive insurance provision	(46.6)	(46.6)
Investment (income) loss	(15.9)	(22.1)
Income from interest rate hedges	(21.2)	(21.2)
Cumulative effect of accounting change, net of tax	(17.0)	(17.0)
Changes in working capital:
Accounts receivable	19.8	19.8
Accounts payable	(3.9)	(3.7)
Accrued taxes payable	16.8	19.1
Accrued interest payable	(23.8)	(23.8)
Prepayments	(11.8)	(12.5)
Inventories	(0.2)	(0.2)
Deferred compensation assets	28.0	28.0
Deferred compensation obligations	(28.9)	(28.9)
Other	0.9	2.5
Net cash provided by operating activities	248.7	248.7

Investing Activities
Capital expenditures	(90.4)	(90.4)
Settlement of interest rate hedges	51.4	51.4
Purchases of fixed income and equity securities	(122.2)	(122.2)
Sales of fixed income and equity securities	199.4	199.4

Net cash provided by investing activities	38.2	38.2

Financing Activities
Issuance of long-term debt, net	465.1	465.1
Retirement of long-term debt	(8.4)	(8.4)
Dividends paid on common stock	(84.1)	(84.1)

Net cash provided by financing activities	372.6	372.6

Cash and Temporary Cash Investments
Net change	659.5	659.5
Balance at beginning of period	40.8	40.8

Balance at end of period	$700.3	$700.3

Cash Paid During the Period For:
Interest and trust preferred distributions	$154.8	$154.8
Income taxes	$11.6	$11.6

DPL Inc.

Consolidated Balance Sheet

(unaudited)

$ in millions	At September 30, 2003
	(as previously reported)	(as restated)

ASSETS

Property
Property, plant and equipment	$4,393.4	$4,393.4
Less: Accumulated depreciation and amortization	(1,823.0)	(1,823.0)
Net property	2,570.4	2,570.4

Current Assets
Cash and temporary cash investments	700.3	700.3
Accounts receivable, less provision for uncollectible accounts of $7.7 as reported and restated	148.1	148.1
Inventories, at average cost	56.3	56.3
Prepaid taxes	11.7	11.7
Other	36.3	36.0
Total current assets	952.7	952.4

Other Assets
Financial assets
Public securities	149.1	149.1
Private securities under the equity method	341.0	341.0
Private securities under the cost method	497.3	507.4
Total financial assets	987.4	997.5

Income taxes recoverable through future revenues	41.4	41.4
Other regulatory assets	47.3	47.3
Other	131.1	131.2
Total other assets	1,207.2	1,217.4

Total Assets	$4,730.3	$4,740.2

Note - Reflects adoption of FAS 143 in 2003.

DPL Inc.

Consolidated Balance Sheet

(unaudited)

$ in millions	At September 30, 2003
	(as previously reported)	(as restated)

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	—	9.5
Warrants	50.0	50.0
Common stock held by employee plans	(86.6)	(86.6)
Accumulated other comprehensive income	47.6	45.2
Earnings reinvested in the business	916.3	908.3
Total common shareholders’ equity	928.6	927.7

Preferred stock	23.0	23.0
Company obligated mandatorily redeemable trust preferred securities of subsidiary holding solely parent debentures	292.8	292.8

Long-term debt	1,654.0	1,654.0

Total capitalization	2,898.4	2,897.5

Current Liabilities
Current portion – long-term debt	957.1	957.1
Accounts payable	80.4	81.7
Accrued taxes	71.0	77.4
Accrued interest	33.7	33.7
Other	45.9	45.9
Total current liabilities	1,188.1	1,195.8

Deferred Credits and Other
Deferred taxes	374.3	366.2
Unamortized investment tax credit	52.9	52.9
Insurance and claims costs	31.3	31.3
Other	185.3	196.5
Total deferred credits and other	643.8	646.9

Contingencies

Total Capitalization and Liabilities	$4,730.3	$4,740.2

Note - Reflects adoption of FAS 143 in 2003.

3.              Supplemental Financial Information

Balance Sheet $ in millions	At September 30, 2004	At December 31, 2003

Cash and temporary cash investments
Cash and cash equivalents	$176.2	$337.6
Short-term investments	—	—
Total cash and temporary cash investments	$176.2	$337.6

Inventories, at average cost
Plant materials and supplies	$30.4	$31.7
Fuel	33.6	19.7
Other	1.1	0.7
Total inventories, at average cost	$65.1	$52.1

Other current assets
Prepayments	$18.5	$15.7
Deposits and other advances	6.4	9.6
Current deferred income taxes	0.9	30.5
Miscellaneous work in progress	4.0	2.9
Other	2.2	1.4
Total other current assets	$32.0	$60.1

Other deferred assets
Trust assets	$38.3	$46.4
Prepaid pension	37.6	39.7
Unamortized loss on reacquired debt	24.3	26.6
Investment in trust	10.1	10.4
Unamortized debt expense	10.1	10.1
Other	(0.4)	1.1
Total other deferred assets	$120.0	$134.3

Other current liabilities
Dividends payable	$—	$28.7
Customer security deposits and other advances	14.2	10.5
Current deferred income taxes	1.5	—
Payroll taxes payable	—	10.1
Other	1.8	2.5
Total other current liabilities	$17.5	$51.8

Other deferred credits
Asset retirement obligations – regulated property	$76.4	$72.0
Trust obligations	66.0	65.3
Retirees health and life benefits	32.5	33.7
Environmental reserves	0.1	0.2
Legal reserves	3.1	2.1
Asset retirement obligations-generation	5.2	4.9
Other	6.5	7.0
Total other deferred credits	$189.8	$185.2

Cash Flows	Nine Months Ended September 30,
$ in millions	2004	2003
		(as restated)
Cash flows - Other
Payroll taxes payable	$(11.3)	$—
Customer security deposits and other advances	8.1	(0.1)
Stock plans	1.3	3.2
Other	(2.7)	(0.6)
Total cash flows -other	$(4.6)	$2.5

Results of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)
Comprehensive income
Net income	$83.7	$76.1	$189.8	$164.0
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	(1.3)	(1.9)	3.7	3.8
Net change in unrealized gains (losses) on foreign currency translation adjustments	0.7	5.6	(13.6)	23.1
Net change in deferred gains on cash flow hedges	(0.7)	29.0	(2.3)	30.0
Deferred income taxes related to unrealized gains (losses)	0.4	(0.9)	3.8	(9.5)
Comprehensive income	$82.8	$107.9	$181.4	$211.4

4.              Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 38 million warrants and stock options were excluded from the computation of diluted earnings per share in the third quarter of 2004 and 2003, respectively, because they were anti-dilutive.  For the nine months ended September 30, 2004 and 2003, respectively, approximately 38 million warrants and stock options were excluded from the computation of diluted earnings per share.  These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three Months Ended September 30,
	2004			2003 (as restated)
In millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share

Basic EPS	$83.7	120.1	$0.70	$76.1	119.9	$0.63

Effect of Dilutive Securities
Restricted stock units		1.2			1.5
Warrants		—			—
Stock Options		0.1			—

Diluted EPS	$83.7	121.4	$0.69	$76.1	121.4	$0.63

	Nine months ended September 30,
	2004			2003 (as restated)
In millions except per share amounts	Income	Shares	Per Share	(a) Income	Shares	Per Share

Basic EPS	$189.8	120.1	$1.58	$147.0	119.8	$1.23

Effect of Dilutive Securities
Restricted stock units		1.2			1.9
Warrants		—			—
Stock Options		0.1			—

Diluted EPS	$189.8	121.4	$1.56	$147.0	121.7	$1.21

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

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the three months ended September 30 were:

Net periodic benefit (income) cost	Pension		Postretirement
$ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$0.9	$0.8	$—	$—
Interest cost	4.0	4.1	0.5	0.6
Expected return on assets	(5.4)	(6.3)	(0.2)	(0.2)
Amortization of unrecognized:
Actuarial (gain) loss	0.4	—	(0.2)	(0.3)
Prior service cost	0.7	0.8	—	—
Transition obligation	—	—	—	0.1
Net pension benefit (income) cost	$0.6	$(0.6)	$0.1	$0.2

The net periodic benefit (income) cost of the pension and postretirement benefit plans for the nine months ended September 30 were:

Net periodic benefit (income) cost	Pension		Postretirement
$ in millions	2004	2003	2004	2003
		(as restated)
Service cost	$2.8	$2.5	$—	$—
Interest cost	12.0	12.2	1.5	1.7
Expected return on assets	(16.3)	(18.8)	(0.5)	(0.4)
Amortization of unrecognized:
Actuarial (gain) loss	1.4	0.1	(0.7)	(0.9)
Prior service cost	2.0	2.2	—	—
Transition obligation	—	—	0.1	0.2
Net pension benefit (income) cost	$1.9	$(1.8)	$0.4	$0.6

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

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Net income, as reported	$83.7	$76.1	$189.8	$164.0
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.7)	(0.8)	(2.2)	(2.0)
Pro-forma net income	$83.0	$75.3	$187.6	$162.0

Earnings per share:
Basic – as reported	$0.70	$0.63	$1.58	$1.37
Basic – pro-forma	$0.69	$0.63	$1.56	$1.35

Diluted – as reported	$0.69	$0.63	$1.56	$1.35
Diluted – pro-forma	$0.68	$0.62	$1.55	$1.33

7.              Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	At September 30, 2004	At December 31, 2003
First Mortgage Bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution control series maturing Through 2027 - 6.43% (a)	104.4	104.8
	574.4	574.8

Note to Capital Trust II 8.125% due 2031	300.0	300.0

Guarantee of Air Quality Development Obligations - 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 8.0% Series due 2009	175.0	—
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Notes maturing through 2007 - 7.83%	33.0	45.0
Obligation for capital lease	3.7	4.3
Unamortized debt discount and premium (net)	(4.1)	(4.4)
Total	$2,117.0	$1,954.7

(a) Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes and the capital lease are $0.2 million for the remainder of 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

Issuance of additional amounts of First Mortgage Bonds by DP&L is limited by provisions of its mortgage; however, DP&L continues to have sufficient capacity to issue First Mortgage Bonds that the Company believes will satisfy its requirements in connection with its refinancing and construction programs through 2008.  The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

In the fourth quarter of 2003, DPL adopted FIN 46R that required the deconsolidation of the DPL Capital Trust II.  This adoption resulted in the $300 million of 8.125% Trust Preferred Securities to be transferred to the trust and established a note to the trust for $300 million at 8.125%.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  As of September 30, 2004, DP&L had eight outstanding letters of credit totaling $8.5 million, and had no outstanding letters of credit as of September 30, 2003.

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

The 8% Series Senior Notes were issued by private placement pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more. The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to file an exchange offer registration statement and to have a registration statement declared effective according to this timeline.  As a result, the Company is accruing additional interest at a rate of

0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%. The terms of the private placement also required the Company to file its Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until November 5, 2004, the date it filed its Form 10-K with the SEC.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the Company’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which expired on November 5, 2004.  DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

There are no intercompany debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

8.              Business Segment Reporting

DPL is a diversified, regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  DPL is managed through two operating segments: Electric and the Financial Asset Portfolio.  Electric represents assets and related costs associated with DPL’s transmission, distribution, base load generation and peaking generation operations.  MVE, Inc. (MVE), a wholly-owned subsidiary, is responsible for the management of the financial asset portfolio.  The financial asset portfolio seeks to maximize investment income within acceptable risk parameters and to ensure that the energy business can meet its capital and liquidity needs.  The caption, Other, includes street lighting services and other peripheral businesses that are not directly related to the operations of the other segments.

During the 2003 year-end financial closing process, the Company evaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate to begin reporting its Financial Asset Portfolio as a separate operating segment because of the increased executive-level attention and emphasis on financial reporting during the year.  Prior periods are presented for comparability.

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003
		(as restated)		(as restated)

Revenues
Electric	$309.7	$322.6	$891.7	$888.6
Other	2.5	2.7	7.7	7.8
Total revenues	$312.2	$325.3	$899.4	$896.4

Operating income
Electric	$110.5	$120.7	$310.9	$316.6
Other (b)	(15.4)	(9.4)	(35.7)	(24.0)
Total operating income	$95.1	$111.3	$275.2	$292.6

Investment income (loss)
Financial asset portfolio income (loss)	$67.1	$16.9	$153.3	$12.4
Less: management fees	6.7	3.8	19.2	14.7
Net financial asset portfolio income (loss) (a)	60.4	13.1	134.1	(2.3)
Management fees included in Other income (deductions)	6.7	3.8	19.2	14.7
GAAP Adjustments and Other (c)	23.3	43.7	23.3	36.2
Investment income (loss)	$90.4	$60.6	$176.6	$48.6

Depreciation and amortization
Electric	$35.4	$35.8	$104.4	$105.5
Financial asset portfolio	—	—	—	—
Other	—	—	—	—
Total	$35.4	$35.8	$104.4	$105.5

Expenditures – construction additions
Electric	$19.4	$21.5	$65.4	$72.2
Financial asset portfolio	—	—	—	—
Other	0.4	0.3	0.7	0.8
Total	$19.8	$21.8	$66.1	$73.0

Assets
Electric	$3,047.0	$3,528.1	$3,047.0	$3,528.1
Financial asset portfolio (a)	1,049.0	1,073.0	1,049.0	1,073.0
Other	17.6	22.2	17.6	22.2
Unallocated corporate assets	102.0	193.1	102.0	193.1
Adjustments to reconcile segment assets to total assets (c)	(81.6)	(76.2)	(81.6)	(76.2)
Total assets	$4,134.0	$4,740.2	$4,134.0	$4,740.2

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

9.     Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2004 cannot be reasonably determined.

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

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DP&L and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DP&L and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DP&L and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004,Mr. Forster and Ms. Muhlenkamp objected to these motions.  On November 10, 2004 the U.S. District for the Middle District of Florida, Jacksonville Division, granted DPL’s motion to dismiss.

On August 24, 2004, the Company, DP&L and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the amendments and the propriety of the distributions and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DP&L and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company,

DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.  On November 5, 2004, defendants Forster, Koziar and Muhlenkamp filed a motion to dismiss the Complaint.  The Company continues to evaluate all of these matters and is considering other claims against Mr. Forster, Mr. Koziar and/or Ms. Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the DP&L SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company as its legal counsel.

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

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers.  Under applicable rules, DPL will lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder.  However, under the notice DPL may delay the requirement to become registered so long as it files a good faith application seeking an order of exemption from the Securities and Exchange Commission.  On November 5, 2004, DPL filed its application with the SEC requesting it remain an exempt holding company.  DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application. DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified the Company that it has initiated an inquiry involving matters connected to the Company’s internal investigation.  The Company is cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) issued a series of data requests to the Company regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

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

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At September 30, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$—	$27.8	$551.6	$1,546.2	$2,125.6
Capital lease	0.2	1.4	1.4	1.5	4.5
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	311.5	475.2	206.8	127.7	1,121.2
Other long-term obligations	12.2	18.1	0.5	—	30.8
Total long-term obligations	$324.7	$522.9	$760.3	$1,675.4	$3,283.3

Long-term debt:

Long-term debt as of September 30, 2004, consists of First Mortgage Bonds, Guaranteed Air Quality Development Obligations, DPL unsecured notes and includes current maturities.

Capital lease:

As of September 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of September 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At September 30, 2004, these include:

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	9.4	84.2	81.7	—	175.3
Total commercial commitments	$9.4	$202.0	$81.7	$—	$293.1

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At September 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

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

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At September 30, 2004, DPL could be required to invest up to an additional $175.3 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

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

OVERVIEW AND FUTURE EXPECTATIONS

In the third quarter of 2004, DPL’s operating income decreased $16.2 million compared to the third quarter of 2003.  Total revenues of $312.2 million decreased from the prior year by $13.1 million primarily resulting from lower wholesale sales.  Operating expenses of $217.1 million in third quarter of 2004 increased over the third quarter of 2003 by $3.1 million or 1%.  Investment income of $90.4 million in the third quarter of 2004 increased $29.8 million over the third quarter of 2003.  DPL’s reported basic earnings per share of $0.70 in the third quarter of 2004 increased $0.07 per share from the third quarter of 2003.

For the nine months ended September 30, 2004, DPL’s operating income of $275.2 million declined by $17.4 million from the same period of the prior year.  Total revenues of $899.4 million exceeded the prior year by $3.0 million primarily resulting from higher retail sales volume, partially offset by lower wholesale sales volume. Operating expenses of $624.2 million for the nine months ended September 30, 2004 were greater than nine months ended September 30, 2003 by $20.4 million or 3% primarily relating to increases in fuel and purchased power costs and corporate expenses.  Investment income of $176.6 million increased $128.0 million for the nine months ended September 30, 2004 from $48.6 million for the nine months ended September 30, 2003.  DPL’s reported basic earnings per share of $1.58 for the nine months ended September 30, 2004 increased $0.21 per share from the nine months ended September 30, 2003 of $1.37.

The increases in fuel and purchased power costs and corporate expenses are expected to continue to have a negative impact on operating income for the balance of 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2004	2003	2004	2003

Electric revenues	$309.7	$322.6	$891.7	$888.6
Less:
Fuel	66.7	65.1	192.0	173.3
Purchased power	29.9	26.4	81.8	71.8
Net electric margin (a)	$213.1	$231.1	$617.9	$643.5

Operating income	$95.1	$111.3	$275.2	$292.6

(a) For purposes of discussing operating results DPL presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues decreased $12.9 million or 4% to $309.7 million in the third quarter of 2004 compared to $322.6 million for the third quarter of 2003 primarily reflecting lower wholesale revenues.  Wholesale revenues decreased $14.7 million or 29% in the third quarter of 2004 compared to the third quarter of 2003 reflecting a 32% decrease in wholesale sales volume as opportunities to sell energy and capacity in excess of existing retail sales with positive margin were not as readily available when compared to the same period of the prior year.  Retail revenues increased $1.8 million in the third quarter of 2004 over the same period of the prior year primarily resulting from higher average rates, partially offset by lower retail sales volume.

For the nine months ended September 30, 2004, electric revenues increased $3.1 million to $891.7 compared to $888.6 million for the same period of the prior year.  Retail revenues increased $14.3 million for the nine months ended September 30, 2004 over the same period of the prior year resulting from higher sales volume.  Wholesale revenues decreased $11.2 million for the nine months ended September 30, 2004 compared to the same period of the prior year resulting from lower wholesale sales volume.  Wholesale revenues decreased primarily resulting from a 12% decrease in wholesale sales volume as opportunities to sell energy and capacity in excess of existing retail sales with positive margin were not as readily available when compared to the same period of the prior year.

Operating Expenses

Net electric margin of $213.1 million in the third quarter of 2004 decreased by $18.0 million from $231.1 million in the third quarter of 2003.  As a percentage of total electric revenues, net electric margin decreased by 2.8 percentage points to 68.8% from 71.6%.  This decline is primarily the result of lower wholesale revenues and increased fuel and purchased power costs.  Fuel costs increased by $1.6 million or 2% in the three months ended September 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for retail sales.  Purchased power costs increased by $3.5 million or 13% in the third quarter of 2004 compared to the same period in 2003 primarily resulting from a higher volume of purchased power for retail sales and higher average market prices for wholesale sales, partially offset by a lower volume of purchased power for wholesale sales.

For the nine months ended September 30, 2004, net electric margin of $617.9 million decreased by $25.6 million or 4% from $643.5 million for the nine months ended September 30, 2003.  As a percentage of total electric revenues, net electric margin decreased by 3.1 percentage points to 69.3% from 72.4%.  This decline is primarily the result of increased fuel and purchased power costs.  Fuel costs increased by $18.7 million or 11% for the nine months ended September 30, 2004 compared to the same period in 2003 primarily resulting from higher average fuel costs for both retail and wholesale sales.  Purchased power costs increased by $10.0 million or 14% for the nine months ended September 30, 2004 compared to same period in 2003 primarily resulting from a higher volume of purchased power for retail sales and higher average market prices for wholesale sales.

Operation and maintenance expense increased $12.3 million or 27% to $58.3 million for the three months ended September 30, 2004 compared to $46.0 million for the same period in 2003 as a result of higher corporate costs and increased electric production expenses. Corporate costs increased primarily from accounting and legal fees of $3.2 million, deferred compensation expense of $2.9 million, Directors’ fees of $1.2 million, pension expense of $1.2 million and Sarbanes-Oxley project costs of $0.8 million.  Electric production expenses increased $1.4 million for the three months ended September 30, 2004 over the same period in the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.

For the nine months ended September 30, 2004, operation and maintenance expenses increased $31.2 million or 23% to $166.2 million compared to $135.0 million for the same period in 2003 as a result of higher corporate costs and increased electric production costs.  Corporate costs increased primarily from accounting and legal fees of $7.6 million, higher insurance premiums for Directors and Officers liability insurance of $4.8 million, pension expense of $3.7 million, Sarbanes-Oxley project costs of $2.3 million, deferred compensation expense of $1.4 million, and Directors’ fees of $1.2 million.  Electric production expenses increased $6.3 million for the nine months ended September 30, 2004 over the same period in the prior year primarily related to maintenance and repair expenses incurred for scheduled outages and ash disposal.

Amortization of regulatory assets decreased $12.4 million in the third quarter of 2004 and decreased $35.0 million for the nine months ended September 30, 2004 compared to the third quarter of 2003 and the nine months ended September 30, 2003 reflecting the conclusion of the three-year regulatory transition cost recovery period granted by the Public Utilities Commission of Ohio in 2000 and ended December 31, 2003.

For the nine months ended September 30, 2004, general taxes decreased $3.4 million compared to the same period of the prior year primarily resulting from a $4.0 million 2003 excise tax expense that will not recur in 2004.

Investment Income (Loss)

Investment income increased by $29.8 million to $90.4 million in third quarter of 2004 compared to $60.6 million in the third quarter of 2003.  This increase is primarily the result of realized gains from the financial asset portfolio.  Investment income for the third quarter of 2004 was comprised of $45.8 million from private securities under the cost method, investment income of $44.3 million from the private securities under the equity method, realized gains and income from public securities of $0.2 million and $0.1 million from interest and other investment income.  Investment income for the third quarter of 2003 was comprised of investment income of $29.2 million from private securities under the equity method, $21.2 of realized gains from interest rate hedges, $9.3 million from private securities under the cost method, realized gains and income from public securities of $2.4 million and $0.1 million from interest and other investment income.

For the nine months ended September 30, 2004, investment income increased by $128.0 million to $176.6 million compared to $48.6 million investment income for the nine months ended September 30, 2003.  This increase is primarily the result of realized gains from the financial asset portfolio.  Investment income for the first nine months of 2004 was comprised of $97.7 million from private securities under the cost method, investment income of $77.4 million from the private securities under the equity method, realized gains and income from public securities of $0.7 million and $0.8 million from interest and other investment income.  Investment income for the first nine months of 2003 was comprised of investment income of $27.1 million from the private securities under the cost method, $21.2 of realized gains from interest rate hedges, realized gains and income from public securities of $5.9 million and $0.9 million from interest and other investment income, partially offset by a $6.5 million investment loss from private securities under the equity method.

Interest Expense

Interest expense decreased $7.8 million in the third quarter of 2004 compared to the third quarter of 2003 relating to lower bond interest expense resulting from the issuance of the $470 million First Mortgage Bonds 5.125% Series due 2013 that have a lower interest rate than the previous debt.  This decrease was partially offset by a decrease in capitalized interest reflecting the completion of pollution control construction projects increasing the current year expense. (See Note 7 of Notes to Consolidated Financial Statements).

For the nine months ended September 30, 2004, interest expense decreased $16.4 million compared to the same period of the prior year primarily relating to interest expense reductions from the refinancing of selected DPL and DP&L debt.  This decrease was partially offset by a decrease in capitalized interest reflecting the completion of pollution control construction projects increasing the current year expense. (See Note 7 of Notes to Consolidated Financial Statements).

Other Income (Deductions)

Other income (deductions) decreased $43.9 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily resulting from the $39.7 million release of the insurance claims reserve in 2003 relating to the termination of DP&L’s business interruption risk insurance policy.

Income Tax Expense

Income tax expense increased $13.1 million in the third quarter of 2004 and increased $40.3 million for the nine months ended September 30, 2004 compared to third quarter of 2003 and the nine months ended September 30, 2003 primarily resulting from higher income experienced in each of the respective periods. In addition, during the third quarter of 2004, the Company increased its tax expense by approximately $3.1 million to reflect a state determination denying certain credits claimed on prior tax returns.  The Company intends to appeal this determination.

Cumulative Effect of Accounting Change

The cumulative effect of accounting change of $17 million in the third quarter of 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).

LIQUIDITY, CAPITAL RESOURCES AND REQUIREMENTS

DPL’s cash and temporary cash investments totaled $176.2 million at September 30, 2004 compared to $700.3 million at September 30, 2003. DPL’s cash and temporary cash investments totaled $337.6 million at December 31, 2003.

The Company generated net cash from operating activities of $76.0 million for the nine months ended September 30, 2004 compared to $248.7 million for the nine months ended September 30, 2003.  The net cash from operating activities for the nine months ended September 30, 2004 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically the $70.0 million payment for shareholder litigation and purchases relating to coal inventory.  Operating profitability primarily drove net cash provided from operating activities for the nine months ended September 30, 2003.  The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow.

Net cash flows provided by investing activities were $127.0 million for the nine months ended September 30, 2004 compared to net cash flows provided by investing activities of $38.2 million for the nine months ended September 30, 2003.  Net cash flows provided by investing activities for the nine months ended September 30, 2004 was primarily the result of net proceeds of $193.7 million from the sales and purchases of financial assets, partially offset by capital expenditures of $66.7 million.  The net cash provided by investing activities for the nine months ended September 30, 2003 was primarily the result of net proceeds of $77.2 million from the sales and purchases of financial assets and $51.4 million from the settlement of interest rate hedges, partially offset by capital expenditures of $90.4 million.

Net cash flows used for financing activities were $364.4 million for the nine months ended September 30, 2004 compared to net cash flows provided by financing activities of $372.6 million for the nine months ended September 30, 2003.  Net cash flows used for financing activities for the nine months ended September 30, 2004 related to the retirement of long-term debt of $500 million 6.82% Series Senior Notes paid April 6, 2004 and for dividends paid on common stock of $28.7 million.  These uses were partially offset by the issuance of $175 million unsecured 8% Series Senior Notes.  Net cash provided by financing activities for the nine months ended September 30, 2003 primarily related to the issuance of long-term debt of $465.1 million, partially offset by dividends paid to common stockholders of $84.1 million and the retirement of long-term debt of $8.4 million.

Capital Requirements

Construction additions were $66.1 million for the nine months ended September 30, 2004 and are expected to approximate $100 million for the year compared to $73 million for the nine months ended September 30, 2003 and $102 million for the year ended 2003.  Planned construction additions for 2004 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.

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

Financial Asset Investment

DPL’s financial assets of $955.9 million at September 30, 2004 are comprised of both public and private debt and equity securities, and are diversified both in terms of geography and industry.  Public securities comprise approximately 8% or $77.2 million of the portfolio and are valued at current market price.  Private securities approximate 92% of the portfolio or $878.7 million and are valued under either the cost or equity method.

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

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At September 30, 2004, DPL could be required to invest up to an additional $175.3 million in existing limited partnership interests as compared to $353.5 million at September 30, 2003, but is not subscribing to additional private equity funds at this time.  DPL currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, if any, cannot be predicted. Investments by these investment firms are designed to be self-liquidating over time.

Shareholder Litigation Settlement

In November 2003, the Company and certain of its present and former officers and directors reached an agreement in principle with plaintiffs to settle the DPL Inc. Securities Litigation, and the shareholder class and derivative actions filed against them in Federal and Ohio state courts (the Global Settlement).  On May 7, 2004, pursuant to an agreement entered into by the parties, the Company paid the $70.0 million it was obligated to pay under the Global Settlement into an escrow account pending payment to plaintiff’s counsel in accordance with the terms of the Global Settlement.  The Company used $50 million from its financial asset portfolio, combined with funds from operations to pay its obligation under the terms of the shareholder litigation settlement.

Debt Obligations and Maturities

The amounts of maturities and mandatory redemptions for First Mortgage Bonds, notes and the capital lease are $0.2 million for the remainder of 2004, $13.1 million in 2005, $16.1 million in 2006, $452.3 million in 2007 and $100.7 million in 2008.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In December 2003, DP&L had $150 million available through a revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements and DP&L’s commercial paper program.  The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased an applicable interest rate.  DP&L had no outstanding borrowings under the revolving credit facility and no outstanding commercial paper balances at September 30, 2004 and 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, which expires in February 2005, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating clauses allowing the counterparties to seek additional surety under certain conditions.  As of September 30, 2004, DP&L had eight outstanding letters of credit totaling $8.5 million.

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

The 8% Series Senior Notes were issued by private placement pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more. The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to file an exchange offer registration statement and to have a registration statement declared effective according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%.  The terms of the private placement also required the Company to file its Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until November 5, 2004, the date it filed its Form 10-K with the SEC.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for the Company’s business requirements and commercial paper program during this period and may be increased to up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L currently has no outstanding borrowings under this credit facility and no outstanding commercial paper balances.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.38% and a one-step decrease in credit rating increases the facility’s interest rate by 0.38%.  DP&L’s ability to use this revolving credit agreement is subject to the PUCO’s annual approval which expired on November 5, 2004.  DP&L has filed an application to secure the PUCO’s continued authorization and that application is pending.

The Company received multiple credit rating downgrades for DPL and DP&L.  Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective
Fitch Ratings	BB	BBB	Positive	November 2004
Moody’s Investors Service	Ba3	Baa3	Under review for possible upgrade	November 2004
Standard & Poor’s Corp.	BB-	BBB-	Negative	March 2004

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

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At September 30, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Long-term debt	$—	$27.8	$551.6	$1,546.2	$2,125.6
Capital lease	0.2	1.4	1.4	1.5	4.5
Operating leases	0.8	0.4	—	—	1.2
Coal contracts	311.5	475.2	206.8	127.7	1,121.2
Other long-term obligations	12.2	18.1	0.5	—	30.8

Total long-term obligations	$324.7	$522.9	$760.3	$1,675.4	$3,283.3

Long-term debt:

Long-term debt as of September 30, 2004, consists of First Mortgage Bonds, Guaranteed Air Quality Development Obligations, DPL unsecured notes and includes current maturities.

Capital lease:

As of September 30, 2004, the Company had one capital lease that expires September 2010.

Operating leases:

As of September 30, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to adjustment in accordance with various indices, and have features that will limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At September 30, 2004, these include:

	Expiring Year
Commercial Commitments ($ in millions)	2004	2005 & 2006	2007 & 2008	Thereafter	Total
Credit facilities	$—	$100.0	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	9.4	84.2	81.7	—	175.3
Total commercial commitments	$9.4	$202.0	$81.7	$—	$293.1

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At September 30, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased to up to $150 million.

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

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At September 30, 2004, DPL could be required to invest up to an additional $175.3 million in existing limited partnership interests.  Currently DPL is not subscribing to additional private equity funds.  The certainty of future investment opportunities by the funds, and investment in the funds, cannot be predicted.

Market Risk

DPL’s financial results are subject to certain market risks, including changes in electricity, coal, environmental emissions, gas and other commodity prices; the effect of weather, increased competition and economic conditions in the sales area on retail sales volume; financial market condition; foreign currency market risk and adverse economic conditions.

Approximately 12 percent of DPL’s third quarter 2004 revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margin.  In the third quarter of 2004, sales of excess wholesale energy and capacity contributed $5.4 million in net electric margin.  This compares to net electric margin from wholesale energy and capacity sales of $14.3 million in 2003 of which $6.6 million related to spot energy sales and $7.7 million related to peaking capacity.  This decrease in net electric margin resulted from 32% fewer wholesale sales, increased average market prices for purchased power and lower capacity valuation.  Wholesale sales in the third quarter of 2004 and 2003 were 891 Mwh and 1,319 Mwh, respectively.  Purchased power costs per megawatt hour for the third quarter of 2004 and 2003 were $41.51 and $36.09, respectively.

For the nine months ended September 30, 2004, approximately 12 percent of DPL’s revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins.  For the nine months ended September 30, 2004 sales of excess wholesale energy and capacity contributed $17.9 million in net electric margin.  This compares to net electric margin from wholesale energy and capacity sales of $33.9 million in 2003 of which $23.7 million related to spot energy sales and $10.2 million related to peaking capacity.  This decrease in net electric margin resulted from 13% fewer wholesale sales and increased average market prices for fuel (including emission allowances) and purchased power and lower capacity valuation. Wholesale sales for year-to-date 2004 and 2003 were 2,808 Mwh and 3,226 Mwh, respectively.  Fuel costs per megawatt hour for year-to-date 2004 and 2003 were $17.74 and $15.93, respectively and wholesale purchased power costs per megawatt hour year-to-date 2004 and 2003 were $38.38 and $33.32, respectively.

Fuel and purchased power costs represented 44% of total operating costs in the third quarter of 2004 and 44% of total operating costs for the nine months ended September 30, 2004.  DPL has contracted for all of its projected coal needs for 2004, at an estimated cost per Btu increase of approximately 15% over average 2003 levels.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs.

The carrying value of DPL’s debt was $2,130 million at September 30, 2004, consisting of DP&L’s First Mortgage Bonds, DP&L’s Guaranteed Air Quality Development Obligations, DP&L’s Capital Lease and DPL’s unsecured notes.  The fair value of this debt was $2,227 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed rate debt at September 30, 2004 are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate

2004	$—	—
2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
2008	101	6.2%
Thereafter	1,548	7.0%
Total	$2,130	7.2%

Fair Value	$2,227

In March 2004, DPL completed a $175 million private placement of unsecured 8% Series senior notes due March 2009.  The proceeds from these notes, combined with internal funds provided by the financial asset portfolio and operations, were used to fund the retirement of $500 million of the 6.82% Series Senior Notes paid April 6, 2004.

The fair value of financial instruments held was $994.1 million and $1,031.6 million at September 30, 2004 and December 31, 2003, respectively.  The market risk related to these financial instruments was estimated as the potential increase/decrease in fair value of approximately $99 million at September 30, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.  DPL is also subject to foreign currency translation adjustments related to certain of its financial instruments.  The foreign currency translation adjustments related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $22 million at September 30, 2004, resulting from a hypothetical 10% increase/decrease in the foreign currency exchange rates.

Financial Asset Portfolio

DPL’s financial assets of $955.9 million at September 30, 2004 are comprised of both public and private debt and equity securities, and are diversified both in terms of geography and industry.  DPL’s financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprise approximately 8% of the portfolio or $77.2 million at September 30, 2004, and are valued at current market price.  Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

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

Assets in the financial asset portfolio included in the consolidated balance sheets, are as follows:

$ in millions	At September 30, 2004	At December 31, 2003

Cash and temporary cash investments	$68.0	$136.6

Financial assets
Public securities	77.2	140.3
Private securities under the equity method	350.7	343.9
Private securities under the cost method	528.0	500.7
Total financial assets	955.9	984.9

Total Financial Asset Portfolio	$1,023.9	$1,121.5

Through 2008, DPL may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At September 30, 2004, DPL could be required to invest up to an additional $175.3 million in existing limited partnership interests as compared to $353.5 million at September 30, 2003, but is not subscribing to additional private equity funds.  The Company currently funds these investments from the return of previously invested capital and gains, with the aggregate capital invested expected to remain at less than $1 billion.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time.

Since inception, the financial asset portfolio (excluding investment management fees of $123 million) has had cumulative gains of $689 million and cumulative losses of $340 million, with a net gain of $349 million as of September 30, 2004.

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

DPL’s financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region.  The geographic allocation of the financial assets included on the Consolidated Balance Sheet at September 30, 2004 is as follows:

Geographical Region	% of DPL Portfolio Holdings
Private Securities:
United States/Canada	51%
Europe	32%
Asia/Australia	7%
Latin America	2%

Total Private Securities	92%

Public Securities:
United States	8%

Total Financial Assets	100%

The industry sector allocation of the investments in limited partnerships included on the Consolidated Balance Sheet at September 30, 2004 is as follows:

Primary Sector	% of DPL Portfolio Holdings
Manufacturing	32%
Retail	12%
Services – Business/Consumer	11%
Software/IT Services	9%
Health Care Products	8%
Communications	7%
Media	5%
Finance/Insurance	4%
Building Products/Construction	4%
Energy	2%
Business Products	2%
Agriculture	1%
Entertainment	1%
Transportation	1%
Wholesale Distribution	1%

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

In September 2003, the PUCO approved a Stipulation that provides the following: DP&L’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L’s retail generation rates in effect on January 1, 2004 will serve as market-based rates.  The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation rates, estimated at $75 million, to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.

Changes in DPL’s customer base, including aggregation, has led to the entrance of competitors in the Company’s marketplace affecting its results of operations and financial condition.  A new program began November 1, 2004 that is designed to assist DP&L residential customers to actively choose a new generation supplier.  Customer participation in this program and its financial impact cannot be determined at this time.

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

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting and taxation, which are rapidly changing and subject to changes in the future.  As described under Item 3 – Legal Proceedings, in the Company’s Form 10-K for the year ended December 31, 2003, the Company is also currently involved in various litigations in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DPL’s organizations and could affect its future operating results.

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

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 2 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and make it a part hereof.

DPL INC.

OPERATING STATISTICS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Electric

Sales (millions of kWh)
Residential	1,301	1,356	3,922	3,851
Commercial	1,016	1,016	2,856	2,804
Industrial	1,161	1,140	3,338	3,281
Other retail	365	355	1,055	1,042
Total retail	3,843	3,867	11,171	10,978
Wholesale	957	1,390	2,978	3,400

Total	4,800	5,257	14,149	14,378

Revenues ($ in thousands)
Residential	$117,277	$120,972	$341,856	$335,192
Commercial	70,042	68,779	199,978	197,643
Industrial	60,153	57,888	169,128	167,906
Other retail	25,340	23,326	72,818	68,712
Total retail	272,812	270,965	783,780	769,453
Wholesale	36,851	51,619	107,901	119,096

Total	$309,663	$322,584	$891,681	$888,549

Electric customers at end of period	507,669	505,462	507,669	505,462

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

Attached as exhibits 31.1 and 31.2 to this annual report are certifications of the Chief Executive Officer and the interim Chief Financial Officer required in accordance with Rule 13a-14 of the Exchange Act.  This portion of the Company’s annual report includes the information concerning the controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Except as described below, there were no changes in the Company’s internal control over financial reporting that occurred during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During their year-end review, KPMG LLP (KPMG), the Company’s independent accountants, identified and reported to management and the Audit Committee of the Board of Directors two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Reportable conditions are matters coming to the attention of the auditors that, in their judgment, relate to significant deficiencies in the design or operation of internal control and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level the risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

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

Part II.  Other Information

Item 1.  Legal Proceedings

Except as set forth in the Notes to Consolidated Financial Statements, there were no significant changes in the third quarter of 2004 to the Legal Proceedings reported in DPL’s Form 10-K as of December 31, 2003.  A discussion of legal proceedings is described in Item 3-Legal Proceedings and Note 16 of Notes to Consolidated Financial Statements of DPL’s Form 10-K for the year ended December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the third quarter.

Item 5.  Other Information

There were no significant changes in the third quarter of 2004 to the Recent Developments reported in Item 1-Business or to the Subsequent Events discussed in Note 18 of Notes to Consolidated Financial Statements in DPL’s Form 10-K as of December 31, 2003 and such discussions are incorporated by reference and made a part hereof.

Item 6 – Exhibits and Reports on Form 8-K

(a)           The following exhibit is filed herewith:

31.1         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2         Certification of interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32            Certification of Chief Executive Officer and interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

On August 24, 2004, DPL Inc. filed a Form 8-K reporting, under Item 8.01, that DPL Inc., The Dayton Power and Light Company (DP&L) and MVE, Inc. filed a lawsuit against the former Chairman and consultant for the Company, along with two former executives, alleging, among other things, breaches of fiduciary duty and breaches of contract.

On September 1, 2004, DPL Inc. filed a Form 8-K reporting, under Item 8.01, that DPL Inc. and DP&L sent a letter to the common shareholders of DPL Inc. and the preferred shareholders of DP&L that provided, among other things, an update to the efforts to finalize audited financial statements for 2003 and their intent to resume the declaration and payment of quarterly dividends once all SEC reports are filed and the Board declares the dividend and sets a payment date.  DPL Inc. also reported its liquidity to meet near-term operating requirements.

On September 23, 2004, DPL Inc. filed a Form 8-K reporting, under Item 1.01, that DPL Inc. and DP&L amended an employment agreement with W. Steven Wolff, President, Power Production and also entered into an employment agreement to hire Gary Stephenson as Vice President – Commercial Operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	November 15, 2004	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer
(principal executive officer)

	November 15, 2004	/s/ Pamela Holdren
Pamela Holdren
Treasurer and interim Chief Financial Officer (principal
financial and principal accounting officer)

	November 15, 2004	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller