Form 10-K
period 2004-12-31
DPL INC
filed 2005-03-11
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number  1-9052

DPL INC.

(Exact name of registrant as specified in its charter)

OHIO	31-1163136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1065 Woodman Drive, Dayton, Ohio	45432
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  937-224-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Outstanding at March 7, 2005	Name of each exchange on Which registered
Common Stock, $0.01 par value and Preferred Share Purchase Rights	126,501,404	New York Stock Exchange

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

YES   ☒  NO   ☐

The aggregate market value of the common stock held by nonaffiliates of the registrant as of June 30, 2004, was approximately $2.3 billion based on a closing price of $19.42 on such date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.  The definitive proxy statement will be filed by the registrant with the Securities and Exchange Commission no later than 120 days from the end of the registrant’s fiscal year ended December 31, 2004.

DPL INC.

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2004

		Page No.
	Part I
Item 1	Business	3
Item 2	Properties	15
Item 3	Legal Proceedings	15
Item 4	Submission of Matters to a Vote of Security Holders	19

	Part II
Item 5	Market for Registrant’s Common Equity and Related Shareholder Matters	19
Item 6	Selected Financial Data	20
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	41
Item 8	Financial Statements and Supplementary Data	42
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	89
Item 9A	Controls and Procedures	89
Item 9B	Other Information	90
	Part III
Item 10	Directors and Executive Officers of the Registrant	90
Item 11	Executive Compensation	90
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	90
Item 13	Certain Relationships and Related Transactions	90
Item 14	Principal Accountant Fees and Services	90

	Part IV
Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	91

	Other
	Signatures	100
	Schedule II Valuation and Qualifying Accounts	102
	Subsidiaries of DPL Inc.
	Consent of Independent Registered Public Accounting Firm—KPMG
	Consent of Independent Registered Public Accounting Firm—PWC
	Certifications

Available Information

DPL Inc. (DPL or the Company) files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document the Company files at the SEC’s public reference room located at 450 Fifth Street, NW, Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  The Company’s SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

Item 1 – Business

DPL INC.

DPL Inc. (DPL or the Company) is a diversified regional energy company organized in 1985 under the laws of Ohio.  The executive offices of DPL are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE).  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.  DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

Other significant subsidiaries of DPL (all of which are wholly-owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), sells retail electric energy under contract to major governmental, industrial and commercial customers in West Central Ohio; MVE, Inc. (MVE), which is primarily responsible for the management of the Company’s financial asset portfolio; Plaza Building, Inc., which owns all the capital stock of MVE; DPL Finance Company, Inc., which provides financing opportunities for DPL Inc. and its subsidiaries; and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.

The principal businesses of the Company are conducted in two business segments.  These segments are Electric and Financial Asset Portfolio.  Refer to Note 11 in the Notes to Consolidated Financial Statements for additional information.

DPL is exempt from registration with the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 because its utility business operates in a single state.  DPL currently maintains its exempt status due to its filing of a Form U-1 with the SEC.  Refer to Significant Developments, Governmental and Regulatory Inquiries below for further information.

DPL and its subsidiaries employed 1,452 persons as of December 31, 2004, of which 1,195 were full-time employees and 257 were part-time employees.

SIGNIFICANT DEVELOPMENTS

Governmental and Regulatory Inquiries

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of DP&L as a result of previously disclosed matters raised by a Company employee during the 2003 year-end financial closing process (the Thobe Memorandum).  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.

The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers.  Under applicable rules, DPL would lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder.  However, on November 5, 2004, DPL delayed the requirement to become registered by filing a good faith application seeking an order of exemption from the Securities and Exchange Commission.  DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application.  DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

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

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

Sale of Warrants and Repurchase of Voting Preferred Shares

As a result of an investment made by Dayton Ventures, LLC, an affiliate of Kohlberg, Kravis & Roberts & Co. (KKR), in March 2000, Dayton Ventures, LLC owned 31,560,000 warrants.  During the twelve year period commencing March 13, 2000, each warrant can be exercised and converted into a common share of the Company for an exercise price of $21.00.  Additionally as a part of Dayton Ventures, LLC’s investment in the Company, the Company sold and issued 6,800,000 shares of voting preferred shares, 200,000 shares of which were subsequently redeemed by the Company.   During December 2004 and January 2005 in four transactions, Dayton Ventures, LLC transferred all of its warrants to an unaffiliated third party which subsequently transferred approximately 25 million warrants to unaffiliated third parties.  In conjunction with transactions in 2005, the Company repurchased at par all of the outstanding 6,600,000 voting preferred shares.  As a result of the reduction of Dayton Ventures, LLC’s warrant ownership below 12,640,000, KKR is no longer eligible to receive an annual $1 million management, consulting and financial services fee and Dayton Ventures, LLC no longer has the right to designate one person to serve as a director of the Company and DP&L or to designate one person to serve as a non-voting observer of the Company and DP&L.  Currently, Dayton Ventures, LLC does not have any ownership interest in the Company or DP&L.

PJM Integration

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a Regional Transmission Organization (RTO).  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.

The role of the RTO is to administer an electric marketplace and insure reliability.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Illinois, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

Portfolio Sale

On February 13, 2005, MVE and MVIC entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc. The sale is expected to generate estimated net proceeds (pretax) of $850 million. The purchase price will be adjusted for capital calls, which the buyer has assumed, and distributions after June 30, 2004. The value of the private equity interests at fair value as of December 31, 2004 is $826.3 million which includes $41 million of cost investments the Company excluded from the sale and excludes $8 million of prepaid management fees and $39 million of unrealized gains included in accumulated other comprehensive income on the Consolidated Balance Sheet.  The sale does not include the public securities and cash previously held in the Company’s financial asset portfolio.

The sale and transfer of each private equity investment is subject to the approval of the general partner or other applicable manager of each investment and other customary closing conditions. Closing for the sale of the investments will occur as required approvals are obtained. Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds. The agreement is structured to encourage the timely closing of each fund. DPL has guaranteed the performance of its subsidiaries under the purchase and sale agreement. At the closings, the buyer will assume all future obligations under the investments that are required, including future capital calls.

DPL will use a portion of the proceeds from the sale to repurchase debt.  In addition, the Company is evaluating other potential uses of the proceeds including investments in the core energy business.

COMPETITION AND REGULATION

DP&L has historically operated in a rate-regulated environment providing electric generation and energy delivery, consisting of transmission and distribution services, as a single product to its retail customers.  Prior to the legislation discussed below, DP&L did not have retail competitors in its service territory.

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

On October 28, 2002, DP&L filed with the PUCO a request for an extension of its market development period from December 31, 2003 to December 31, 2005 that, if granted, would continue DP&L’s current rate structure and provide its retail customers with rate stability.  On May 28, 2003, DP&L filed with the PUCO a Stipulation and Recommendation entered into with five other parties (Ohio Consumers’ Counsel (the OCC), Industrial Energy Users-Ohio, PUCO Staff, Partners for Affordable Energy, and Community Action Partnership of the Greater Dayton Area).  On September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with modifications (the Stipulation). The Stipulation provides the following:  DP&L’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L’s retail generation rates in effect on January 1, 2004 will serve as market-based rates.  The Stipulation also provides that beginning January 1, 2006, rates may be modified by up to 11% of generation rates to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.  Further, the PUCO may approve an increase to the residential generation discount commencing January 1, 2006.  The PUCO denied applications for rehearing on October 22, 2003.  The PUCO’s decision was appealed to the Ohio Supreme Court on December 19, 2003.  That appeal was argued before the Ohio Supreme Court on October 12, 2004.  On December 17, 2004, the Ohio Supreme Court affirmed the PUCO’s Order approving the Stipulation.

As a part of the Stipulation, DP&L agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class by October 2004.  Customers that volunteered for the program were bid out to Competitive Retail Electric Service (CRES) providers who are registered in DP&L’s service territory.  On March 8, 2005, DP&L learned that no bids were received and re-bidding will occur within 60 days.  The magnitude of any customer switching and the financial impact of this program are not expected to be material to DPL’s results of operations, cash flows or financial position in 2005.  Future period effects cannot be determined at this time.

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

As of December 31, 2004, three unaffiliated marketers were registered as CRES providers in DP&L’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2004.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of DP&L’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that DP&L has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of DP&L’s billing services that DP&L will charge CRES providers.  Additionally, on October 19, 2004, DP&L entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that DP&L will modify the manner in which customer partial payments are applied to billing charges and DP&L will no longer offer to purchase the receivables of CRES providers who operate in DP&L’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  On March 4, 2005, the OCC filed a Motion for Rehearing with the PUCO.  That motion is pending.

On March 1, 2005, DP&L filed a pre-filing notice at the PUCO announcing its intent to request a rate stabilization surcharge effective January 1, 2006.  The request for a rate surcharge is expected to be filed on or about April 4, 2005 and is pursuant to the Stipulation discussed above.  The proposed rate surcharge request is expected to exceed $100 million and is designed to partially reimburse DP&L for certain increases in its costs of providing electric service related to fuel, environmental compliance, taxes, regulatory changes and security measures.  Pursuant to the Stipulation discussed above, the surcharge is capped at 11% of the generation portion of DP&L’s rates.  The surcharge, if approved, would produce approximately $76 million in additional revenue in 2006.

Like other electric utilities and energy marketers, DP&L and DPLE may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally owned electric utilities, and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.

DP&L provides transmission and wholesale electric service to 12 municipal customers in its service territory, which distribute electricity within their incorporated limits.  DP&L also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements.  Sales to these municipalities represented 1% of total electricity sales in 2004.  DP&L’s contract with one municipality expired in February 2005 creating reduced future generation sales to municipalities.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join a RTO by October 15, 2000 or file a description of efforts taken to participate in a RTO, reasons for not participating in a RTO, any obstacles to participation in a RTO and any plans for further work toward participation.  DP&L filed with the FERC to join the Alliance RTO.  On December 19, 2001, the FERC issued an order rejecting the Alliance RTO as a stand-alone RTO.  The FERC has recognized in various orders that substantial losses were incurred to establish the Alliance RTO and that it would consider proposals for rate recovery of prudently incurred costs.  DP&L invested approximately $8 million in its efforts to join the Alliance RTO.  On May 28, 2002, DP&L filed a notice with the FERC stating its intention to join PJM, an organization responsible for the operation and control of the bulk electric power system throughout major portions of five Mid-Atlantic states and the District of Columbia.  On July 31, 2002, the FERC granted DP&L conditional approval to join PJM.  In June 2003, DP&L turned over certain transmission functions for PJM to operate including management of certain information systems, scheduling, market monitoring and security coordination.  On July 30, 2004, DP&L made a filing with the FERC to withdraw its transmission tariff and to become fully integrated into PJM’s tariff effective October 1, 2004.  DP&L was fully integrated into PJM on October 1, 2004.  As of December 31, 2004, DP&L had invested a total of approximately $18.0 million in its efforts to join a RTO.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt consumed by DP&L customers.  On October 26, 2004, DP&L filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as DP&L has obtained the authority to adjust its rates (i.e., after January 1, 2006) pursuant to DP&L’s approved Stipulation and Recommendation.  While this application is pending, DP&L is expensing these administrative fees.

The FERC’s July 31, 2002 Order also addressed the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  On March 31, 2003, an Initial Decision was issued finding that the PJM/MISO’s rates had not been shown to be unjust and unreasonable.  On July 23, 2003, the FERC issued an Order rejecting in part the Initial Decision and found that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allowed DP&L to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlines the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On September 27, 2004, the FERC instituted a proceeding under Federal Power Act Section 206 to implement a new long-term transmission pricing structure intended to eliminate seams in the PJM and MISO regions.  On October 1, 2004, DP&L, along with approximately 60 other parties filed a long-term pricing plan with the FERC.  On November 18, 2004, the FERC approved this rate design.  In addition, the FERC ordered transitional payments effective December 1, 2004 through March 31, 2006.  On February 10, 2005, FERC issued an order that reaffirmed the pricing structure, but set the rates for hearing, subject to refund.  The ultimate disposition of this case may affect the recovery of transmission revenues by DP&L.

In a November 1, 2001 Order, as modified on April 14, 2004, the FERC required entities with market-based rate authority to submit their triennial market-based reviews using new criteria.  In DP&L’s case, this submission would have been due August 11, 2004.  On July 30, 2004, DP&L requested a new compliance date 60 days after integration into PJM to enable DP&L to provide an analysis that reflects the market as it will exist in PJM.  On October 14, 2004, the FERC denied that request and on October 15, 2004, DP&L filed its triennial market-based review with the FERC.  On December 15, 2004, the FERC issued an order accepting DP&L’s market power analysis, reaffirming DP&L’s market-based rate authority.

On January 25, 2005, the FERC issued an Order that, in part, found that PJM is authorized in certain circumstances to limit the price at which certain generators can offer to sell their power to PJM during periods of electric transmission constraints and thereby removed a previous exemption from these limitations for generation units constructed after 1996.  DPL is actively appealing this decision.  This order does not impact DPL’s coal-fired facilities.  The Company does not expect this Order to materially affect results of operations and financial condition for 2005.

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of financial reporting and governance issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.

DP&L had requested approval from the PUCO to extend the filing of its Annual 2003 Report until after the filing of its 2003 Form 10-K.  On February 1, 2005, DP&L filed its Annual 2003 Report with the PUCO.  DP&L had also previously requested approval from the FERC to extend the filing of its FERC Form 1 and FERC Form 3-Qs until after the filing of its 2003 Form 10-K.  DP&L filed its FERC Form 1 and all outstanding FERC Form 3-Qs on December 30, 2004.

On June 7, 2004, DPLE filed an Application for Determination of Status as an Exempt Wholesale Generator with the FERC that was approved by the FERC on July 30, 2004.

On August 2, 2004, in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company transferred $5 million from its operating cash to its subsidiary, MVIC, in satisfaction of this requirement during the fourth quarter of 2004.  These funds will be available to pay insurance claims and other operating expenses of MVIC.  During January 2005, MVE transferred a private equity financial asset valued in excess of $31.5 million to MVIC to further strengthen MVIC’s financial position and liquidity.

CONSTRUCTION ADDITIONS

Construction additions were $98 million, $102 million and $166 million in 2004, 2003 and 2002, respectively, and are expected to approximate $175 million in 2005.

Planned construction additions for 2005 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to meet DPL’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants, to make power plant improvements, and to complete construction on approximately 1,200 megawatts (MW) of combustion turbines.  In July 2002, the final phase of the combustion turbine program came on line, adding approximately 480 MW at an investment of $179 million.  DPL has not contracted for further capacity additions at this time.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DPL is projecting to spend an estimated $850 million in capital projects, approximately 60% of which is to meet changing environmental standards.  DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DPL expects to finance its construction additions in 2005 with internally-generated funds.

See ENVIRONMENTAL CONSIDERATIONS for a description of environmental control projects and regulatory proceedings that may change the level of future construction additions.  The potential effect of these events on DPL’s operations cannot be estimated at this time.

ELECTRIC OPERATIONS AND FUEL SUPPLY

DPL’s present summer generating capacity is approximately 4,400 MW.  Of this capacity, approximately 2,800 MW or 64% is derived from coal-fired steam generating stations and the balance of approximately 1,600 MW or 36% consists of combustion turbine and diesel peaking units.  Combustion turbine output is dependent on ambient conditions and is higher in the winter than in the summer.  The Company’s all-time net peak load was 3,130 MW, occurring in 1999.

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

In 2004, DPL generated 99% of its electric output from coal-fired units and 1% from oil or natural gas-fired units.

The following table sets forth DP&L’s and DPLE’s generating stations and where indicated, those stations which DP&L owns as tenants in common.

				Approximate Summer
				MW Rating
Station	Ownership*	Operating Company	Location	DPL Portion	Total
Coal Units
Hutchings	W	DP&L	Miamisburg, OH	365	365
Killen	C	DP&L	Wrightsville, OH	402	600
Stuart	C	DP&L	Aberdeen, OH	820	2,340
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300

Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	23	23
Yankee Street	W	DP&L	Centerville, OH	107	107
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1-3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10
Greenville Units 1-4	W	DPLE	Greenville, OH	192	192
Darby Station Units 1-6	W	DPLE	Darby, OH	438	438
Montpelier Units 1-4	W	DPLE	Montpelier, IN	192	192
Tait Units 4-7	W	DPLE	Moraine, OH	292	292

*W = Wholly-Owned

  C = Commonly-Owned

As of February 15, 2005, DP&L has contracted for 97% of its projected coal requirements for 2005 with any incremental purchases made in the spot market.  The prices to be paid by DP&L under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year. DP&L has also covered all of its estimated 2005 emission allowance requirements.  DP&L expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 10%.

The average cost of fuel used per kilowatt-hour (kWh) generated was 1.52¢ in 2004, 1.33¢ in 2003 and 1.34¢ in 2002.  With the onset of competition in January 2001, the Electric Fuel Component was frozen under DP&L’s Electric Transition Plan and is reflected in the Standard Offer Generation rate to its customers.  See RATE REGULATION AND GOVERNMENT LEGISLATION and ENVIRONMENTAL CONSIDERATIONS.

SEASONALITY

The power generation and delivery business is seasonal and weather patterns can have a material impact on operating performance.  In the region served by DPL’s subsidiaries, demand for electricity is generally greater in the summer months associated with cooling and greater in the winter months associated with heating as compared to other times of the year.  Historically, the power generation and delivery operations of DPL’s subsidiaries have generated less revenue and income when weather conditions are milder in the winter and cooler in the summer.

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

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL.  The legislation extends the PUCO’s supervisory powers to a holding company system’s general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.  Based on existing PUCO authorization, regulatory assets and liabilities are recorded on the Consolidated Balance Sheet.  (See Note 3 of Notes to Consolidated Financial Statements.)

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

ENVIRONMENTAL CONSIDERATIONS

The operations of DPL and DP&L, including DP&L’s commonly-owned facilities, are subject to a wide range of federal, state, and local environmental regulations and laws as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and operation of new and existing electric generating facilities and most electric transmission lines.  As such, existing environmental regulations may be periodically revised.  In addition to revised rules, new legislation could be enacted that may affect the Company’s estimated construction expenditures.  See CONSTRUCTION ADDITIONS.  In the normal course of business, DP&L has ongoing programs and activities underway at these facilities to comply, or to determine compliance, with such existing, new and/or proposed regulations and legislation.

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

Air and Water Quality

In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and Columbus Southern Power Company (CSP) (Conesville 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of December 31, 2004, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on DP&L has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  DP&L intends to vigorously challenge the NOV given the final routine maintenance repair and replacement rules discussed below.

On September 21, 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  The Company intends to vigorously defend this matter.

On July 27, 2004, various residents of the Village of Moscow, Ohio notified CG&E, as the operator of Zimmer (co-owned by CG&E, DP&L and CSP), of their intent to sue for alleged violations of the CAA and air pollution nuisances.  On November 17, 2004, a citizens’ suit was filed against CG&E (Freeman v. CG&E).  DP&L believes the allegations are meritless and believes CG&E, on behalf of all co-owners, will vigorously defend the matter.

On November 18, 2004, the State of New York and seven other states filed suit against the American Electric Power Corporation (AEP) and various subsidiaries, alleging various CAA violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by CG&E, DP&L and CSP).  DP&L believes the allegations are without merit and that AEP, on behalf of all co-owners, will vigorously defend the matter.

On October 27, 2003, the USEPA published its final rules regarding the equipment replacement provision of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the U.S. Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules.  As a result of this ruling, it is expected that the Ohio Environmental Protection Agency (Ohio EPA) will delay its previously announced intent to adopt the RMRR rule.  At this time, DP&L is unable to determine the timing of this adoption.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (SIPs) under the CAA.  On July 18, 2002, the Ohio EPA adopted rules that constitute Ohio’s NOx SIP, which is substantially similar to the federal CAA Section 126 rulemaking and federal NOx SIP.  On August 5, 2003, the USEPA published its conditional approval of Ohio’s NOx SIP, with an effective date of September 4, 2003.  Ohio’s SIP requires NOx reductions at coal-fired generating units effective May 31, 2004.  In order to meet these NOx requirements, DP&L’s capital expenditures for the installation of selective catalytic reduction (SCR) equipment totaled approximately $175 million.  On May 31, 2004, DP&L began operation of its SCRs.  DP&L’s NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the Ohio SIP NOx reduction requirements.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and nitrogen oxide emissions from electric utilities.  The proposed IAQR focuses on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  Until final rules are published, DP&L cannot determine the effect of the proposed rules on DP&L’s operations.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  DP&L is reviewing the various proposed options and the impact of each option.  Until final rules are published, DP&L cannot determine the effect of the proposed rules on DP&L’s operations.

Under the proposed cap and trade options for SO2 and NOx, as well as mercury, DP&L estimates it will spend more than $500 million from 2004 through 2009 to install the necessary pollution controls.  Plant specific mercury controls may result in higher costs.  Due to the uncertainties associated with the proposed requirements, DP&L cannot project the final costs at this time.

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

On January 5, 2005, the USEPA published its final nonattainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5) designations.  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  The Ohio EPA will have three years to develop regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard.  DP&L cannot determine the outcome of this petition or the effect such Ohio EPA regulations will have on its operations.

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures.  Final rules were published in the Federal Register on July 9, 2004.  DP&L anticipates that future studies may be needed at certain generating facilities.  DP&L cannot predict the impact such studies may have on future operations.

On March 5, 2004, the USEPA issued final national emissions standards for hazardous air pollutants for stationary combustion turbines.  The effect of the final standards on DPL’s operations is not expected to be material.  On July 1, 2004, the USEPA finalized, but has not yet published, rules that remove four subcategories of new combustion turbines from regulation under the hazardous air pollutant regulations.

On April 14, 2003, the USEPA issued proposed final rules for standards of performance for stationary gas turbines.  On May 23, 2003, the USEPA withdrew the direct final rules.  The final rules were reissued on July 8, 2004 and were determined to not have an impact on existing combustion turbine facilities.

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

Land Use

DP&L and numerous other parties have been notified by the USEPA or the Ohio EPA that they are Potentially Responsible Parties (PRPs) for clean-up at two superfund sites in Ohio: the Tremont City Landfill in Springfield, Ohio, and the South Dayton Dump landfill site in Dayton, Ohio.

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

DPL INC.

OPERATING STATISTICS

ELECTRIC OPERATIONS

	Years Ended December 31,
	2004	2003	2002
Electric Sales (millions of kWh)
Residential	5,140	5,071	5,302
Commercial	3,777	3,699	3,710
Industrial	4,393	4,330	4,472
Other retail	1,407	1,409	1,405
Total retail	14,717	14,509	14,889

Wholesale	3,748	4,836	4,358

Total	18,465	19,345	19,247

Operating Revenues ($in thousands)
Residential	$449,411	$442,239	$463,197
Commercial	267,831	264,067	264,604
Industrial	223,335	221,961	227,960
Other retail	110,772	93,478	_93,316
Total retail	1,051,349	1,021,745	1,049,077

Wholesale	138,495	159,250	124,468

Total	$1,189,844	$1,180,995	$1,173,545

Electric Customers at End of Period
Residential	453,653	450,958	449,153
Commercial	48,172	47,253	47,400
Industrial	1,851	1,863	1,905
Other	6,337	6,322	6,304

Total	510,013	506,396	504,762

Item 2 - Properties

Electric

Information relating to DPL’s properties is contained in Item 1 – CONSTRUCTION ADDITIONS, and ELECTRIC OPERATIONS AND FUEL SUPPLY, and Item 8 – Notes 10 and 11 of Notes to Consolidated Financial Statements.

Substantially all property and plant of DP&L is subject to the lien of the Mortgage securing DP&L’s First Mortgage Bonds.

Item 3 - Legal Proceedings

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by generally accepted accounting procedures in the United States (GAAP), are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2004, cannot be reasonably determined.

On July 15, 2002, a class action and derivative complaint (the Buckeye Action) for damages was filed by The Buckeye Electric Company Retirement Plan (the Plan) on behalf of itself and other DPL shareholders, and derivatively on behalf of DPL, in the Court of Common Pleas for Montgomery County, Ohio.  The defendants included DPL, selected executive officers of DPL, an officer of a DPL subsidiary, the Board of Directors of DPL and PricewaterhouseCoopers LLP (PwC), DPL’s independent accountants at that time.  Defendants removed the Buckeye Action to the U.S. District Court for the Southern District of Ohio.  The Second Amended Complaint alleged violations of federal securities laws, breach of fiduciary duty, breach of the duty of care, corporate waste, breach of the duty of loyalty and self-dealing, fraud, negligence and misrepresentations by defendants in connection with the establishment and management of DPL’s portfolio of financial assets, which the Plan alleged were inappropriate investments not adequately disclosed to shareholders.  The Second Amended Complaint also alleged claims related to PwC and its accounting and auditing of DPL’s financial asset portfolio.  The Plan and other class members sought compensatory and punitive damages of not less than $1.1 billion, compensatory damages of $200 million on behalf of DPL, and unspecified punitive damages, attorney’s fees and costs.  Additional similar complaints were subsequently filed in the U.S. District Court for the Southern District of Ohio.  Additional similar complaints were also filed in both the Montgomery County and Hamilton County, Ohio Courts of Common Pleas.  The cases filed in the Montgomery County Court of Common Pleas were consolidated with those filed in the Court of Common Pleas, Hamilton County.

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

On June 7, 2004, the plaintiffs in the action in the Court of Common Pleas of Hamilton County, Ohio, filed a motion for an Order of Contempt, Disgorgement and Rescission against defendants Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer; and Stephen F. Koziar, Jr., formerly DPL’s Chief Executive Officer and President.  In their motion, plaintiffs claim that defendants Forster, Muhlenkamp and Koziar breached the Global Settlement and caused DPL and its board of directors to breach the Global Settlement, by causing the Company to distribute to defendants Forster, Muhlenkamp and Koziar approximately $33 million in deferred compensation in December 2003, to pay them unwarranted bonuses, and to reinstate certain stock incentive and benefit plans without proper board approval.

Plaintiffs sought, among other things, disgorgement of monies received by defendants Forster, Muhlenkamp and Koziar and rescission of the reinstatement of the stock incentive and benefits plans.  On June 28, 2004, the Company filed a Motion to Strike the plaintiffs’ motion alleging, among other things, that the motion was procedurally defective.  Further, on July 22, 2004, the Company filed a Motion for Preliminary Injunction in the U.S. District Court to enjoin the Motion for an Order of Contempt, Disgorgement and Rescission.  On August 2, 2004, plaintiffs filed their opposition to defendants’ Motion to Strike and filed their opposition to the Motion for a Preliminary Injunction on August 13, 2004.  On October 4, 2004, the U.S. District Court ruled the distribution of the federal class settlement fund to approved claimants would proceed immediately and that plaintiffs would withdraw their Motion for Contempt in state court.  This withdrawal was completed on October 4, 2004 and the state court ordered the distribution of the state class settlement fund to approved claimants.

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DP&L and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DP&L and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DP&L and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp filed memoranda opposing these motions.  On November 10, 2004, the U.S. District Court for the Middle District of Florida, Jacksonville Division granted defendants’ motion to dismiss this case.

On August 24, 2004, the Company, DP&L and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the Company’s deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DP&L and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DP&L and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery.   The Company has filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, the Company has been advancing certain of Defendants’ attorney’s fees and expenses with respect to various matters other than the litigation between Defendants and the Company in Florida and Ohio, and believes that other requested advances are not required.  On February 7, 2005, Forster and Muhlenkamp filed a motion in the Company’s Ohio litigation seeking to compel the Company to pay all attorneys’ fees and expenses that it has not advanced to them.  The Company has filed a brief opposing that motion.  All of the foregoing motions are pending.

The Company continues to evaluate all of these matters and is considering other claims against Defendants Forster, Koziar and/or Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company as its legal counsel.  Cumulatively through December 31, 2004 the Company has accrued for accounting purposes, obligations of approximately $40 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants’ entitlement to any of those sums and, as noted above, is pursuing litigation against them contesting all such claims.  The Company cannot currently predict the outcome of that litigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate to resolve any outstanding issues in this investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers.  Under applicable rules, DPL would lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder.  However, on November 5, 2004, DPL delayed the requirement to become registered by filing a good faith application seeking an order of exemption from the Securities and Exchange Commission.  DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application.  DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

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

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station.  The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million.  On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest.  On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter was remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004.  On November 1, 2004, DP&L paid approximately $976 thousand to the contractor’s employee to satisfy the judgment and post-judgment interest.  On December 6, 2004, the trial court ruled that the prejudgment interest should be reduced to approximately $30 thousand.  Both parties have appealed this decision.  The appeal is pending.

Additional information relating to legal proceedings involving DPL is contained in Item 1 – COMPETITION AND REGULATION,  ENVIRONMENTAL CONSIDERATIONS, and Item 8 – Note 14 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on December 22, 2004 at which securityholders elected four directors nominated for three-year terms expiring 2007.  The results of voting were as follows:

	FOR	WITHHELD	BROKER NO-VOTE
Robert D. Biggs	92,052,681	1,075,489	—
Glenn E. Harder	91,569,553	1,558,617	—
W August Hillenbrand	90,735,971	2,392,199	—
Ned J. Sifferlen	91,843,954	1,284,216	—

Securityholders also voted to ratify the selection of KPMG LLP as the Company’s independent auditor for 2004.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE

92,273,218	485,691	369,258	—

Securityholders also voted against a shareholder proposal that recommended that all bonuses shall be based on performance, above and beyond what could normally be expected of an officer of the Company.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE

11,767,946	43,909,888	4,705,918	32,744,415

PART II

Item 5 - Market for Registrant’s Common Equity and Related Stockholder Matters

As of December 31, 2004, there were 28,079 holders of record of DPL common equity, excluding individual participants in security position listings.  The following table presents the high and low per share sales prices for DPL common stock as reported by the New York Stock Exchange for each quarter of 2004 and 2003.

	2004		2003
	High	Low	High	Low
First Quarter	$20.77	$17.60	$16.75	$11.95
Second Quarter	$19.77	$17.21	$16.96	$12.68
Third Quarter	$20.64	$19.02	$17.15	$14.55
Fourth Quarter	$25.36	$20.30	$21.15	$17.40

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

On April 30, 2004, the Company and DP&L announced that it suspended its quarterly dividend payments.  On December 1, 2004, the Company and DP&L resumed its regular quarterly dividends, including payments normally made in June and September.

Additional information concerning dividends paid on DPL common stock is set forth under Selected Quarterly Information in Item 8 – Financial Statements and Supplementary Data.

Information regarding DPL’s equity compensation plans as of December 31, 2004, is disclosed in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 - Selected Financial Data

			2004	2003	2002	2001	2000
	For the years ended December 31,
DPL Inc.:	Earnings per share of common stock (a)		$1.81	1.24	0.76	1.62	1.81
	Dividends paid per share		$0.96	0.94	0.94	0.94	0.94
	Dividend payout ratio	%	53.0	75.8	123.7	58.0	51.9
	Income before extraordinary item andcumulative effect of accountingchange (millions) (a)		$217.3	131.5	91.1	195.8	277.1
	Electric revenues (millions)		$1,189.8	1,181.0	1,173.5	1,186.2	1,108.0
	Gas revenues (millions) (b)		$—	—	—	—	183.8
	Investment income (loss) (millions)		$184.9	75.8	(102.4)	26.7	86.6
	Total construction additions (millions)		$98.0	102.2	165.9	338.9	343.9
	Market value per share at December 31		$25.11	20.88	15.34	24.08	33.19

DPL Inc.:	Electric sales (millions of kWh) —
	Residential		5,140	5,071	5,302	4,909	4,816
	Commercial		3,777	3,699	3,710	3,618	3,540
	Industrial		4,393	4,330	4,472	4,568	4,851
	Other retail		1,407	1,409	1,405	1,369	1,370
	Total retail		14,717	14,509	14,889	14,464	14,577
	Wholesale		3,748	4,836	4,358	3,591	2,946
	Total		18,465	19,345	19,247	18,055	17,523

	Gas sales (thousands of MCF) (b)
	Residential		—	—	—	—	18,538
	Commercial		—	—	—	—	5,838
	Industrial		—	—	—	—	2,034
	Other		—	—	—	—	776
	Transported gas		—	—	—	—	16,105
	Total		—	—	—	—	43,291

	At December 31,
DPL Inc.:	Book value per share		$8.67	7.52	6.89	7.13	7.52
	Total assets (millions)		$4,165.5	4,444.7	4,277.7	4,370.8	4,551.8
	Long-term debt (millions) (c)		$2,117.3	1,954.7	2,142.3	2,150.8	1,758.5
	Trust preferred securities (c)		$—	—	292.6	292.4	550.0

	At December 31,
DPL Inc.:	Senior unsecured debt bond ratings —
	Fitch Ratings		BB	BBB	BBB	A-	A-
	Moody’s Investors Service		Ba3	Ba1	Baa2	Baa1	Baa1
	Standard & Poor’s Corporation		BB-	BB-	BBB-	BBB	BBB

DP&L:	First mortgage bond ratings —
	Fitch Ratings		BBB	A	A	AA	AA
	Moody’s Investors Service		Baa3	Baa1	A2	A2	A2
	Standard & Poor’s Corporation		BBB-	BBB-	BBB	BBB+	BBB+

	Number of Shareholders
DPL Inc.:	Common		28,079	30,366	31,856	33,729	35,903
DP&L:	Preferred		357	402	426	476	471

(a)          In 2003, the Company recorded a cumulative effect of an accounting change related to the adoption of SFAS 143 “Accounting for Asset Retirement Obligations” and an amount for shareholder litigation.  In 2002, the Company recorded an other-than-temporary writedown of certain financial assets.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)         On October 31, 2000, DP&L completed the sale of its natural gas retail distribution assets and certain liabilities.

(c)          Excludes current maturities of long-term debt.  Upon adoption of FASB Interpretation 46R “Consolidation of Variable Interest Entities (Revised December 2003)—an interpretation of ARB No. 51” at December 31, 2003, DPL deconsolidated the DPL Capital Trust II.

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

TRENDS, OVERVIEW AND FUTURE EXPECTATIONS

The electric utility industry has historically operated in a regulated environment.  However, in recent years there have been a number of federal and state regulatory and legislative decisions aimed at promoting competition and providing customer choice.  Market participants have therefore created new business models to exploit opportunities.  The marketplace is now comprised of independent power producers, energy marketers and traders, energy merchants, transmission and distribution providers and retail energy suppliers.  There have also been new market entrants and activity among the traditional participants, such as mergers, acquisitions, asset sales and spin-offs of lines of business. In addition, transmission systems are being operated by Regional Transmission Organizations (RTOs).

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a RTO.  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.

The role of the RTO is to administer an electric marketplace and insure reliability.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Illinois, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

On February 13, 2005, MVE and MVIC entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc. The sale is expected to generate estimated net proceeds (pretax) of $850 million. The purchase price will be adjusted for capital calls, which the buyer has assumed, and distributions after June 30, 2004. The value of the private equity interests at fair value as of December 31, 2004 is $826.3 million which includes $41 million of cost investments the Company excluded from the sale and excludes $8 million of prepaid management fees and $39 million of unrealized gains included in accumulated other comprehensive income on the Consolidated Balance Sheet.  The sale does not include the public securities and cash previously held in the Company’s financial asset portfolio.

The sale and transfer of each private equity investment is subject to the approval of the general partner or other applicable manager of each investment and other customary closing conditions. Closing for the sale of the investments will occur as required approvals are obtained. Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds. The agreement is structured to encourage the timely closing of each fund. DPL has guaranteed the performance of its subsidiaries under the purchase and sale agreement. At the closings, the buyer will assume all future obligations under the investments that are required, including future capital calls

In 2004, DPL’s net income and earnings per share increased over the prior year primarily driven by strong performance from the financial asset portfolio. Net income increased $68.8 million over the prior year resulting in a $0.57 increase in earnings per share. DPL’s earnings per share in 2004 were $1.81 compared to $1.24 in 2003.  Investment income increased $109.1 million to $184.9 million in 2004 primarily resulting from realized gains from the financial asset portfolio. DPL’s operating income declined $35.4 million or 10% resulting from relatively flat electric revenues and increased fuel, purchased power and operation and maintenance expenses.  Electric revenues of $1,189.8 million exceeded the prior year by $8.8 million resulting from increased retail sales volume, higher ancillary revenues relating to PJM and higher wholesale market rates.  These increases were partially offset by lower wholesale sales volume.  Net electric margins continued to decline in 2004 primarily related to increased fuel and purchased power costs.  Operating expenses of $863.4 million in 2004 exceeded the prior year by $44.3 million or 5% primarily as a result of higher fuel costs, corporate expenses and electric production, transmission and distribution costs, partially offset by lower amortization of regulatory assets.

In September 2003, the PUCO issued an order extending DP&L’s market development period through December 2005 and continues DP&L’s current rate structure providing its retail customers with rate stability through 2008.  DPL believes its operations will remain strong and efficient, and expects its existing liquidity and future cash flow from operations to fully fund its dividend, capital expenditures and planned debt reductions in 2005.  DP&L expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 10%.  DPL anticipates revenue growth of approximately 3% in 2005.

See Item 8 - Notes to Financial Statements and the Management’s Discussion and Analysis section “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

RESULTS OF OPERATIONS

Income Statement Highlights

$	in millions	2004	2003	2002

Electric revenues		$1,189.8	$1,181.0	$1,173.5
Less:	Fuel	263.1	234.6	227.0
	Purchased power	113.1	87.9	79.3
Net electric margins (a)		$813.6	$858.5	$867.2

Net electric margins as a percentage of Electric revenues		68.4%	72.7%	73.9%

Other revenues, net (b)		$10.1	$10.0	$12.9
Operating income		$336.5	$371.9	$430.6

(a)                               For purposes of discussing operating results, DPL presents and discusses net electric margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

(b)                               Net of gas purchases by a non-utility subsidiary of $8.7 million in 2002.

Electric Revenues

Electric revenues increased $8.8 million to $1,189.8 million in 2004 compared to $1,181.0 million in 2003.  Retail revenues increased $29.6 million or 3% in 2004 resulting from higher retail sales volume and ancillary revenues associated with participation in PJM.  The increase in retail revenues was partially offset by decreases in wholesale revenues of $20.8 million or 13% in 2004 primarily relating to lower wholesale sales volume.  The lower wholesale sales volume was partially offset by higher average market rates and additional ancillary revenues related to PJM.   Cooling degree-days increased 12% to 771 in 2004 compared to 687 in 2003.

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

Electric Margins, Fuel and Purchased Power

Net electric margins of $813.6 million in 2004 decreased by $44.9 million from $858.5 million in 2003.  This decline in net electric margin is primarily the result of a lower volume of wholesale sales and increased fuel and purchased power costs, partially offset by a slight increase in retail sales and ancillary PJM revenues.  As a percentage of total electric revenues, net electric margins decreased by 4.3% to 68.4% in 2004 from 72.7% in 2003.  This decrease in net electric margin rate is primarily attributable to higher fuel and purchased power costs per kWh.

Fuel and purchased power costs increased $53.7 million or 17% in 2004 compared to 2003.  Fuel costs increased by $28.5 million or 12% in 2004 compared to 2003 primarily related to rising prices in the coal market.  Purchased power costs including PJM costs increased by $25.2 million or 29% in 2004 compared to 2003, primarily resulting from higher average market prices.

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

Operation and Maintenance

$ in millions	2004 vs. 2003 change	2003 vs. 2002 change

Legal and special investigation	$12.5	$—
Pension and benefits (a)	7.8	3.2
Sarbanes-Oxley compliance and audit fees	6.4	—
Directors’ & Officer’s liability insurance	5.3	10.5
Electric production, transmission and distribution costs	13.2	7.1
Executive and deferred compensation	(10.6)	22.0
Staff and Executive incentives	(3.2)	5.8
Captive insurance reserve adjustment	—	(3.8)
Other - net increase/(decrease)	5.9	(0.6)
Total	$37.3	$44.2

(a)  Pension expense increased $6.3 million while postretirement benefits decreased $3.1 million in 2003 compared to 2002.

Operation and maintenance expense increased $37.3 million or 19% in 2004 compared to 2003 as a result of higher corporate costs and increased electric production, transmission and distribution expenses.  Corporate costs exceeded the prior year primarily resulting from an increase of approximately $12.5 million related to various internal and governmental investigations, litigation with the Company’s former executives and securities litigation.  In addition, pension and benefits costs increased by $7.8 million, Sarbanes-Oxley 404 compliance costs and audit fees increased $6.4 million and Directors’ and Officers’ liability insurance premiums increased $5.3 million.  These increases to Corporate costs were partially offset by a $10.6 million decrease in executive compensation and lower staff and executive incentives of $3.2 million.   Electric production, transmission and distribution expenses increased $13.2 million, primarily related to planned maintenance during scheduled outages, ash disposal and other maintenance charges.

Operation and maintenance expense increased $44.2 million or 28% in 2003 compared to 2002 primarily as a result of higher corporate costs and increased electric production expenses.  Corporate costs rose primarily from a $22 million increase in executive compensation, $10.5 million increase for Directors’ and Officers’ liability insurance premiums, $5.8 million increase in executive incentives and $6.3 million increase in pension expense.  Electric production expense increased $7.1 million primarily related to planned maintenance during scheduled outages, ash disposal and the expensing of cost of removal for retired assets as required by FASB Statement of Financial Accounting Standards No. 143 “Accounting for Asset Retirement Obligations” (SFAS 143).  These increases were partially offset by a $3.1 million decrease in postretirement benefits and $3.8 million actuarial adjustment to the captive insurance reserves.

Depreciation and Amortization

Depreciation and amortization expense was $5.2 million or 4% higher in 2004 compared to 2003, as a result of completed construction projects and a full year of depreciation on environmental compliance equipment installations completed in 2003.

Depreciation and amortization expense was $4.8 million or 4% higher in 2003 compared to 2002, as a result of a full year of depreciation on combustion turbines installed in 2002 and the completion of environmental compliance equipment installations at certain generation facilities.

General Taxes

General taxes declined $3.6 million or 3% in 2004 compared to 2003 primarily as a result of a 2003 excise tax of $5.4 million related to the three year regulatory transition period that ended in 2003.

General taxes declined $2.8 million or 3% in 2003 compared to 2002 from a lower Ohio kWh excise tax related to customer usage and reduced franchise tax.  This decrease was partially offset by higher property tax expense.

Amortization of Regulatory Assets

Amortization of regulatory assets decreased $48.3 million in 2004 from 2003 primarily reflecting the completion in 2003 of the three-year regulatory transition cost recovery period granted by the Public Utilities Commission of Ohio.

Investment Income (Loss)

Investment income (loss) included in the Consolidated Financial Statements is comprised of the following:

		Private
Investment Income (Loss) ($ in millions)	Public	Equity Method	Cost Method	Other	Total

2004
Realized investment income (loss)	$1.1	$65.1	$127.2	$1.9	$195.3
Unrealized investment income (loss)	—	(10.4)	—	—	(10.4)
Total investment income (loss)	$1.1	$54.7	$127.2	$1.9	$184.9

2003
Realized investment income (loss)	$9.1	$(28.7)	$50.5	$22.8	$53.7
Unrealized investment income (loss)	—	22.1	—	—	22.1
Total investment income (loss)	$9.1	$(6.6)	$50.5	$22.8	$75.8

2002
Realized investment income (loss)	$7.4	$(5.7)	$16.0	$2.8	$20.5
Unrealized investment income (loss)	—	25.5	—	—	25.5
Income/(loss) before other than temporary write-downs	7.4	19.8	16.0	2.8	46.0
Other than temporary write-downs	—	(109.8)	(38.6)	—	(148.4)
Total investment income (loss)	$7.4	$(90.0)	$(22.6)	$2.8	$(102.4)

Investment income increased by $109.1 million in 2004 compared to 2003.  This increase is primarily the result of a $138.0 million investment income improvement from private securities, partially offset by a year-over-year decline in public investment income of $8.0 million and a $20.9 million decline in other interest and investment income.  The decline in other interest and investment income was primarily the result of the gain on interest rate hedges of $21.2 million realized in 2003 that did not recur in 2004.  Investment income for 2004 was comprised of $127.2 million from private securities under the cost method, $54.7 million from private securities under the equity method, $1.9 million from interest and other investment income, and realized gains and income from public securities of $1.1 million.

Investment income increased by $178.2 million in 2003 compared to 2002.  This increase includes $158.2 million improvement from the financial asset portfolio and $21.2 million from the settlement of interest rate hedges related to the $470 million DP&L first mortgage bond refinancing, partially offset by a decrease in interest and other investment income of $1.2 million.  Investment income for 2003 was comprised of $50.5 million from private securities under the cost method, realized gains and income from public securities of $9.1 million, $1.6 million from interest and other investment income, and $21.2 million from the settlement of interest rate hedges.  These increases were partially offset by a loss of $6.6 million from private securities under the equity method.

Investment loss in 2002 was $102.4 million, comprised of losses of $90.0 million from private securities under the equity method and $22.6 million from private securities under the cost method, offset by realized gains and income from public securities of $7.4 million and $2.8 million of interest and other income.  These results reflected global market conditions at the time and included economic and political uncertainties, and currency devaluations in Latin America.  Given the conditions and instability in that region in 2002, particularly Argentina, DPL evaluated future return expectations and valuations and, in the second quarter of 2002, wrote down $148.4 million of financial assets for declines in value below cost that were considered to be other than temporary.

Interest Expense

Interest expense decreased $21.5 million or 12% in 2004 compared to 2003 primarily resulting from the refinancing of debt in 2004 and 2003 for which interest expense was lower by $25.1 million, despite $3.1 million of additional interest incurred in 2004 relating to the failure to file exchange offer registration statements and the failure to timely file the 2003 Form 10-K.  This decrease in interest expense was partially offset by lower capitalized interest in 2004 compared to 2003 of $6.6 million.

Interest expense increased by $2.3 million in 2003 compared to 2002 primarily as a result of lower capitalized interest in 2003 as the combustion turbine and environmental compliance equipment installations at certain generation facilities were completed in 2002.

Shareholder Litigation

In the fourth quarter of 2003, the Company recorded a $76.7 million charge for the settlement of shareholder lawsuits.  (See Item 3 – Legal Proceedings and Note 14 of Notes to Consolidated Financial Statements.)

Other Income (Deductions)

Other income (deductions) decreased $44.0 million in 2004 compared to 2003 primarily resulting from the $39.7 million release of the insurance claims reserve in 2003 relating to the termination of DP&L’s business interruption risk insurance policy.  (See Note 1 of Notes to Consolidated Financial Statements).  In addition, there was a $5.1 million increase in portfolio management costs in 2004. These expense increases were partially offset by a $8.9 million gain on the sale of emission allowances.

Other income increased $29.8 million primarily as a result of an increase of $21.5 million in 2003 over 2002 from the settlement of the business interruption risk insurance coverage related to deregulation.

Income Tax Expense

Income tax expense increased $42.1 million or 50% in 2004 compared to 2003 reflecting a 59% increase in pre-tax income, partially offset by recognition of $11.7 million for state tax credits available related to the consumption of coal mined in Ohio.  Income tax expense increased $29.9 million or 56% in 2003 compared to 2002 reflecting higher pre-tax income.

Cumulative Effect of Accounting Change

The cumulative effect of an accounting change of $17.0 million in 2003 reflects the adoption of the provisions of FASB Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143).  (See Note 1 of Notes to Consolidated Financial Statements.)

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DPL’s cash and temporary cash investments totaled $202.1 million at December 31, 2004, compared to $337.6 million at December 31, 2003.  This decrease was primarily attributed to cash used for long-term debt retirements, the shareholder litigation settlement, capital expenditures and working capital.  These uses of cash were partially offset by the net proceeds from the sale of financial assets and the issuance of long-term debt.   On May 7, 2004, the Company paid $70.0 million in accordance with the terms of a shareholder litigation settlement.  (See Item 3 – Legal Proceedings.)

The Company generated net cash from operating activities of $132.8 million, $350.3 million and $313.8 million in 2004, 2003 and 2002, respectively. The net cash provided by operating activities in 2004 was primarily the result of operating profitability, partially offset by cash used for the shareholder litigation settlement and cash used for working capital, specifically payments for taxes and inventories.  The net cash provided by operating activities in 2003 was primarily the result of operating profitability and working capital, specifically the timing of tax payments. The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow from utility operations.

Net cash flows provided by investing activities were $182.2 million in 2004 compared to $65.4 million provided in 2003 and $149.5 million of net cash flows used for investing activities in 2002. Net cash flows provided by investing activities in 2004 was primarily the result of net proceeds from sales of financial assets, partially offset by capital expenditures. Certain financial assets were sold in 2004 to help provide for the retirement of debt. Net cash flows provided by investing activities in 2003 was primarily the result of net proceeds from sales of financial assets and the settlement of interest rate hedges, partially offset by capital expenditures.  The net cash used for investing activities in 2002 was primarily the result of $171.6 million for capital expenditures. DPL’s capital expenditures have declined over the past three years with the completion of major construction initiatives.

Net cash flows used for financing activities were $450.5 million, $118.9 million and $131.0 million in 2004, 2003 and 2002, respectively. Net cash flows used for financing activities in 2004 primarily related to dividends paid to common stockholders and the retirement of long-term debt.  Annual dividends declared increased from $0.94 per share in 2003 to $0.96 per share in 2004.  Debt totaling $500 million was retired as scheduled on April 6, 2004.  These uses were partially offset by the net proceeds from the issuance of long-term debt, which was used to partially replace matured long-term debt.  Net cash flows used for financing activities in 2003 primarily related to dividends paid to common stockholders and the early retirement of long-term debt.  These uses were partially offset by the net proceeds related to the issuance of lower-interest long-term debt.  Net cash used for financing activities in 2002 primarily related to dividends paid to common stockholders and the retirement of short-term and long-term debt.

The Company has obligations to make future payments for capital expenditures, debt agreements, lease agreements, capital calls and other long-term purchase obligations, and has certain contingent commitments such as guarantees. The Company believes its cash flows from operations, the proceeds from the financial asset portfolio sale announced in February 2005, the credit facilities (existing or future arrangements), the senior notes, and other short- and long-term debt financing, will be sufficient to satisfy its future working capital, capital expenditures and other financing requirements for the foreseeable future. DPL’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in “Factors That May Affect Future Results.” If DPL is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities and the senior notes, DPL may be required to refinance all or a portion of its existing debt or seek additional financing alternatives.  A discussion of each of DPL’s critical liquidity commitments is outlined below.

Capital Requirements

Construction additions were $98 million, $102 million and $166 million in 2004, 2003 and 2002, respectively, and are expected to approximate $175 million in 2005.

Planned construction additions for 2005 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to meet DPL’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants, to make power plant improvements, and to complete construction on approximately 1,200 megawatts (MW) of combustion turbines.  In July 2002, the final phase of the combustion turbine program came on line, adding approximately 480 MW at an investment of $179 million.  DPL has not contracted for further capacity additions at this time.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DPL is projecting to spend an estimated $850 million in capital projects, approximately 60% of which is to meet changing environmental standards.  DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DPL expects to finance its construction additions in 2005 with internally-generated funds.

Financial Assets Investment

DPL’s financial assets of $913.2 million at December 31, 2004 were comprised of both public and private debt and equity securities, and were diversified both in terms of geography and industry.  Public securities comprised approximately 10% or $86.9 million of the portfolio at December 31, 2004, valued at current market price.  Private securities approximated 90% of the portfolio, or $826.3 million, and are valued under either the cost or equity method. The public securities and the net distributions from the private securities are additional capital resources available to the Company.

At December 31, 2004, DPL could have been required to invest up to an additional $164.6 million in existing limited partnership interests as compared to $319.3 million at December 31, 2003.  However, in connection with the sale of MVE’s and MVIC’s respective interests in the private equity funds, the buyer has agreed to assume all future capital calls upon the closing of the transfer of each investment.  In addition, the purchase price allocated to each interest will be increased for all capital calls after June 30, 2004.  Although the Company and the buyer believe that all of the interests will be transferred, it is possible that the required general partner consents could be withheld or delayed for one or more funds and MVE or MVIC may retain the interests in one or more such funds and may be called upon for capital calls with respect to such funds through 2008.  (See Note 16 of Notes to Consolidated Financial Statements.)

Prior to the sale DPL funded these investments from the return of previously invested capital and gains.  The certainty of future investment opportunities by the funds and investment in the funds, as well as the rate of return of invested capital and gains, if any, cannot be predicted.  Investments by these investment firms are designed to be self-liquidating over time.

Debt and Debt Covenants

At December 31, 2004, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $13.5 million in 2005, $16.3 million in 2006, $452.5 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2005 are expected to be financed with internal funds. Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of December 31, 2004 and expects to be in compliance during the near term.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from issuance of new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.   The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities is expected to be filed during the first quarter of 2005.

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

On March 25, 2004, the Company completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except that the Company has the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The proceeds from these notes were used to provide partial funding for the retirement of $500 million of the 6.82% series Senior Notes redeemed on April 6, 2004.  The proceeds from these notes, combined with $202 million of internal funds provided by the financial asset portfolio and $123 million from core operations, were used to fund the retirement of $500 million of the 6.82% series Senior Notes retired April 6, 2004.  With this retirement, DPL exceeded its previously announced plans to reduce its overall long-term debt levels by $300 million through 2005.

The 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%. The exchange offer registration for these securities is expected to be filed during the first quarter of 2005.

The terms of the private placement also required the Company to file its 2003 Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until the 2003 Form 10-K was filed with the SEC on November 5, 2004.

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements.   The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and tax to interest coverage.  Fees associated with this credit facility were approximately $0.8 million per year, but a two-step increase in DP&L’s credit rating would have reduced the facility’s interest rate by 0.38%.  A lower credit rating would not have increased the applicable interest rate.  DPL and DP&L had no outstanding borrowings under this credit facility at year-end 2004 or 2003.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L had no outstanding borrowings under this credit facility at year-end 2004.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.25% and a one-step decrease in credit rating increases the facility’s interest rate by 0.25%.

In August 2001, DPL issued $300 million of trust preferred securities at 8.125% which have a term of 30 years.  In the fourth quarter of 2003, DPL adopted FIN46R and deconsolidated the DPL Capital Trust II which resulted in transferring the trust preferred securities to the DPL Capital Trust II and establishing a note to Capital Trust II for $300 million at 8.125%.  (See Notes 7 and 8 of Notes to Consolidated Financial Statements.)

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2004, DP&L had nine outstanding letters of credit for a total of $8.6 million.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective
Fitch Ratings	BB	BBB	Rating watch positive	February 2005

Moody’s Investors Service	Ba2	Baa2	Under review for possible upgrade	February 2005

Standard & Poor’s Corp.	BB-	BBB-	Rating watch positive	February 2005

As reflected above, DPL’s unsecured debt credit ratings are considered below investment grade.

Transfer of Assets to MVIC

On August 2, 2004, in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company transferred $5 million from its operating cash to its subsidiary, MVIC, in satisfaction of this requirement during the fourth quarter of 2004.  These funds will be available to pay insurance claims and other operating expenses of MVIC.  During January 2005, MVE transferred a private equity financial asset valued in excess of $31.5 million to MVIC to further strengthen MVIC’s financial position and liquidity.

Off-Balance Sheet Arrangements

DPL does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DPL’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At December 31, 2004, these include:

		Payment Year
Long-term Obligations ($ in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Long-term debt	$12.4	$467.0	$275.0	$1,371.5	$2,125.9
Interest payments	148.2	274.5	201.9	927.6	1,552.2
Pension and Postretirement payments	23.2	45.9	46.3	117.9	233.3
Capital leases	1.1	1.8	1.4	0.6	4.9
Operating leases	0.6	0.6	—	—	1.2
Coal contracts (a)	232.1	397.4	83.7	85.7	798.9
Other long-term obligations	8.4	8.7	0.5	—	17.6
Total long-term obligations	$426.0	$1,195.9	$608.8	$2,503.3	$4,734.0

(a) DP&L-operated units

Long-term debt:

Long-term debt as of December 31, 2004, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  (See Note 8 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of December 31, 2004, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of December 31, 2004, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of December 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of December 31, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At December 31, 2004, these include:

	Year of Expiration
Commercial Commitments ($in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	67.0	63.3	34.3	—	164.6
Total commercial commitments	$167.0	$81.1	$34.3	$—	$282.4

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At December 31, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL, through its subsidiaries, may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At December 31, 2004, DPL could be required to invest up to an additional $164.6 million in existing limited partnership interests.  However, MVE and MVIC entered into an agreement to sell their respective interests in such private equity funds on February 13, 2005, and the purchaser agreed to assume all future capital calls upon the closing of the transfer of each investment.  In addition, the purchase price allocated to each interest will be increased for all capital calls after June 30, 2004.  Although the Company and the purchaser believe that all of the interests will be transferred, it is possible that the required general partner consents could be withheld or delayed for one or more funds and MVE or MVIC may retain the interests in one or more of such funds and may be called upon for capital calls with respect to such funds through 2008.

MARKET RISK

As a result of its operating, investing and financing activities, DPL is subject to certain market risks, including changes in commodity prices for electricity, coal, environmental emissions and gas; fluctuations in interest rates; and fluctuations in foreign currency exchange rates.  Commodity pricing exposure include the impacts of weather, market demand, increased competition and other economic conditions.  For purposes of potential risk analysis, DPL uses sensitivity analysis to quantify potential impacts of market rate changes on the results of operations and the fair value of the financial asset portfolio. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 12 percent of DPL’s 2004 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins. As of December 31, 2004, a hypothetical increase or decrease of 10% in annual wholesale revenues would result in an $8.8 million increase or decrease to net income, assuming no increase in costs.

Fuel (including emission allowances) and purchased power costs as a percent of total operating costs in 2004 and 2003 were 44% and 39%, respectively.  Currently, DP&L has contracted for 97% of its projected coal requirements for 2005 with any incremental purchases made in the spot market.  The prices to be paid by DP&L under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year. DP&L has also covered all of its estimated 2005 emission allowance requirements.  DP&L expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 10%.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs. As of December 31, 2004, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs would result in a $23.8 million increase or decrease to net income.

Interest Rate Risk

As a result of DPL’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DPL maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents publicly held secured and unsecured notes and debentures with both fixed and variable interest rates.  At December 31, 2004, DPL had no short-term borrowings.

The carrying value of DPL’s debt was $2,131 million at December 31, 2004, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, DPL’s unsecured notes and DP&L’s capital leases.  The fair value of this debt was $2,267 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2004, are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate

2005	13	7.5%
2006	16	7.6%
2007	452	8.2%
2008	101	6.2%
2009	176	8.0%
Thereafter	1,373	6.5%
Total	$2,131	7.1%

Fair Value	$2,267

Debt maturities in 2005 are expected to be financed with internal funds.  In March 2004, DPL completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The proceeds from these notes, combined with $202 million of internal funds provided by the financial asset portfolio and $123 million from core operations, were used to fund the retirement of $500 million of the 6.82% Senior Notes due April 6, 2004.

Portfolio Risk

DPL’s financial assets of $913.2 million at December 31, 2004 is comprised of both public and private debt and equity securities, and is diversified both in terms of geography and industry.  DPL’s financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprised approximately 10% of the portfolio or $86.9 million at December 31, 2004, valued at current market price.  Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

Private securities are passive limited partnership interests in private equity funds managed by 27 investment firms, which in turn are managed by experienced investment professionals.  DPL, along with other qualified investors, relies on the professionals managing the investment firms to make investment decisions with respect to investment of fund assets within a fund’s parameters and to manage such investments until exit.

Approximately 39% of the financial asset portfolio is invested in foreign markets.  The fair value of the financial asset portfolio may be affected by fluctuations in foreign currency exchange rates.  DPL manages its interest rate and foreign currency risk through its normal investing activities.

The fair value of financial instruments held was $948.8 million and $1,031.6 million at December 31, 2004 and 2003, respectively.  The market risk related to these financial instruments was estimated as the potential increase/decrease in fair value of approximately $94.9 million at December 31, 2004, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.  DPL is also subject to foreign currency translation adjustments related to certain of its financial instruments.  The foreign currency translation adjustments related to these financial instruments were estimated as the potential increase/decrease in fair value of approximately $19 million at December 31, 2004, resulting from a hypothetical 10% increase/decrease in the foreign currency exchange rates.

On February 13, 2005, MVE and MVIC entered into an agreement to sell their respective interests in the private equity funds that are contained in the Company’s financial asset portfolio.  The sale is expected to generate estimated net proceeds (pretax) of $850 million.  The purchase price will be adjusted for capital calls, which the buyer has assumed, and distributions after June 30, 2004. The value of the private equity interests at cost as of December 31, 2004 is $826.3 million which includes $41 million of cost investments the company excluded from the sale and excludes $8 million of prepaid management fees and $39 million of unrealized gains included in accumulated other comprehensive income on the Consolidated Balance Sheet.  The sale does not include the public securities and cash previously held in the Company’s financial asset portfolio.

The sale and transfer of each private equity investment is subject to the approval of the general partner or other applicable manager of each investment and other customary closing conditions.  Closing for the sale of the investments will occur on a rolling basis as required approvals are obtained.  Although DPL and the buyer believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds.  The agreement is structured to encourage the timely closing of each fund.  At the closings, the buyer will assume all future obligations under the investments that are required, including future capital calls.

DPL will use a portion of the proceeds from the sale to repurchase debt.  In addition, the Company is evaluating other potential uses of the proceeds including investments in the core energy business.

Assets in the financial asset portfolio as of December 31, which are included in the Consolidated Balance Sheets, are as follows:

$ in millions	2004	2003

Cash and temporary cash investments	$139.4	$136.6

Financial assets:
Public securities	86.9	140.3
Private securities under the equity method	304.0	343.9
Private securities under the cost method	522.3	500.7
Total financial assets	913.2	984.9

Total Financial Asset Portfolio	$1,052.6	$1,121.5

The limited partnership interests are organized and managed by the following experienced investment firms:

Investment Firms	Location
Accel KKR	Palo Alto, CA
American Industrial Partners	New York, NY
Argos Soditic	Geneva, Switzerland
Bridgepoint Capital	London, England
Bruckmann Rosser and Sherrill & Co. LLC	New York, NY
Canterbury Capital Partners	New York, NY
Cravey, Green and Whalen Inc.	Atlanta, GA
Charterhouse Group International	New York, NY
Compass Partners International	London, England
CVC Capital Partners	London, England
DDJ Capital Management LLC	Boston, MA
Exxel Group	Buenos Aires, Argentina
Fremont Partners	San Francisco, CA
Freeman Spogli & Co.	Los Angeles, CA
GP Investimentos	Sao Paulo, Brazil
Hicks Muse Tate and Furst	Dallas, TX
Kelso Investment Associates	New York, NY
Kohlberg Kravis & Roberts & Co.	New York, NY
Lehman Brothers	New York, NY
Newbridge Capital	San Francisco, CA
TCW/Crescent Mezzanine LLC	Los Angeles, CA
Trivest	Miami, FL
The Shansby Group	San Francisco, CA
Vestar Capital Partners	New York, NY
Warburg Pincus	New York, NY
Washington & Congress Capital Partners	Boston, MA
Willis Stein & Partners	Chicago, IL

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

DPL’s financial assets are broadly diversified in terms of concentration of investment in particular companies, industry sector and region.  The geographic allocation of the financial assets included on the Consolidated Balance Sheet at December 31, 2004, is as follows:

Geographical Region	% of DPL Portfolio Holdings
Private Securities:
United States/Canada	50%
Europe	31%
Asia/Australia	7%
Latin America	2%

Total Private Securities	90%

Public Securities:
United States	10%

Total Financial Assets	100%

The industry sector allocation of the investments in limited partnerships included on the Consolidated Balance Sheet at December 31, 2004, is as follows:

Primary Sector	% of DPL Portfolio Holdings
Manufacturing	30%
Services – Business/Consumer	12%
Retail	10%
Software/IT Services	10%
Health Care Products	9%
Communications	8%
Media	5%
Finance/Insurance	5%
Building Products/Construction	4%
Energy	2%
Business Products	2%
Agriculture	1%
Entertainment	1%
Wholesale Distribution	1%

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

Reliance on Third Parties

DPL relies on many suppliers for the purchase and delivery of inventory and components to operate its energy production, transmission and distribution functions.  Unanticipated changes in DPL’s purchasing processes may affect the Company’s business and operating results.  In addition, the Company relies on others to provide professional services, such as, but not limited to, investment management, actuarial calculations, internal audit services, payroll processing and various consulting services.

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

A majority of DP&L’s employees are under a collective bargaining agreement expiring in 2005.  If the Company is unable to negotiate this or future collective bargaining agreements, the Company could experience work stoppages, which may affect its business and operating results.

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, and taxation, which are rapidly changing and subject to additional changes in the future.  As further described in Item 3 – Legal Proceedings, the Company is also currently involved in various litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DPL’s organization and could affect its future operating results.

Internal Controls

DPL’s internal controls, accounting policies and practices, and internal information systems enable the Company to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements, and federal securities laws and regulations. DPL implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002. The Company’s internal controls and policies are being closely monitored by management, as well as the Board of Directors, as DPL implements the procedures necessary under Section 404 of the Act. While DPL believes these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight, or resource constraints, could lead to improprieties and undetected errors that could impact the Company’s financial condition or results of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

DPL’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). In connection with the preparation of these financial statements, DPL’s management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on management’s historical experience and assumptions that are believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. DPL’s critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

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

Long-Lived Assets:  In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. DPL determines the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, the Company makes projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell. DPL determines the fair value of these assets in the same manner as described for assets held and used.

Income Taxes:  DPL applies the provisions of FASB Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting of income taxes with tax effects of differences, based on currently enacted income tax rates between the financial reporting and tax basis of accounting reported as Deferred Taxes in the Consolidated Balance Sheet.  Deferred Tax Assets are recognized for deductible temporary differences. Valuation reserves are provided unless it is more likely than not that the asset will be realized.

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

DPL files a consolidated U.S. federal income tax return in conjunction with its subsidiaries.  The consolidated tax liability is allocated to each subsidiary as specified in the DPL tax allocation agreement which provides a consistent, systematic and rational approach. (See Note 4 of Notes to Consolidated Financial Statements.)

Depreciation and Amortization:  Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For generation, transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.4% in 2004 and 2003, and 3.3% for 2002.

Regulatory Assets and Liabilities:  Application of FASB statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) depends on the Company’s ability to collect cost based rates from customers. The recognition of regulatory assets requires a continued assessment of the recovery of the costs based on actions of the regulators. DPL capitalizes incurred costs as deferred regulatory assets when there is a probable expectation that the costs incurred will be recovered in future revenues as a result of the regulatory process. Regulatory liabilities represent current recovery of expected future costs. When applicable the Company applies judgment in the use of these principles and these estimates are based on expected usage by a customer class over the designated recovery period. See Note 3 of Notes to Consolidated Financial Statements for further disclosure of regulatory amounts.

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

Financial Instruments:  DPL applies the provisions of FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), for its investments in debt and equity financial instruments of publicly traded entities and classifies the securities into different categories: held-to-maturity and available-for-sale.  Available-for-sale securities are carried at fair value and unrealized gains and losses on those securities, net of deferred income taxes, are presented as a separate component of shareholders’ equity.  Other than temporary declines in value are recognized currently in earnings.  Financial instruments classified as held-to-maturity are carried at amortized cost.  The valuation of public equity security investments is based upon market quotations.  The cost basis for public equity security and fixed maturity investments is average cost and amortized cost, respectively.

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

Insurance and Claims Costs:  A wholly-owned captive insurance subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries.  Insurance and Claims Costs on the Consolidated Balance Sheet includes insurance reserves, which are based on actuarial methods and loss experience data.  Such reserves are determined, in the aggregate, based on a reasonable estimation of probable insured events occurring.  There is uncertainty associated with the loss estimates, and actual results could differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits:  DPL accounts for its pension and postretirement benefit obligations in accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These standards require the use of assumptions, such as the long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans.  The Company discloses its pension and postretirement benefit plans as prescribed by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.”

In 2005, DPL maintained its long-term rate of return assumptions of 8.50% for pensions and 6.75% for other postretirement benefits assets that reflect the effect of recent trends on its long-term view.  However, in 2005, DPL lowered its assumed discount rate for pensions and postretirement benefits expense by 50 basis points to 5.75% to reflect current interest rate conditions.  Changes in the discount rate and other components used in the determination of pension and postretirement benefits costs will result in an overall increase of approximately $2 million in such costs in 2005 compared to 2004.

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

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 14 of Notes to Consolidated Financial Statements and in Item 3 - LEGAL PROCEEDINGS.  Such discussions are incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

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

Item 8 – Financial Statements and Supplementary Data

DPL Inc.

Consolidated Statement of Results of Operations

	For the years ended December 31,
$ in millions except per share amounts	2004	2003	2002

Revenues
Electric revenues (Note 1)	$1,189.8	$1,181.0	$1,173.5
Other revenues, net of fuel costs	10.1	10.0	12.9
Total revenues	1,199.9	1,191.0	1,186.4

Operating Expenses
Fuel	263.1	234.6	227.0
Purchased power	113.1	87.9	79.3
Operation and maintenance	237.1	199.8	155.6
Depreciation and amortization (Note 1)	144.1	138.9	134.1
General taxes	105.3	108.9	111.7
Amortization of regulatory assets, net (Note 3)	0.7	49.0	48.1
Total operating expenses	863.4	819.1	755.8

Operating Income	336.5	371.9	430.6

Investment income (loss)	184.9	75.8	(102.4)
Interest expense	(160.2)	(181.7)	(179.4)
Shareholder litigation (Note 14)	—	(76.7)	—
Other income (deductions) (Note 1)	(18.3)	25.7	(4.1)
Income Before Income Taxes and Cumulative Effect of Accounting Change	342.9	215.0	144.7

Income tax expense (Note 4)	125.6	83.5	53.6

Income Before Cumulative Effect of Accounting Change	217.3	131.5	91.1

Cumulative effect of accounting change, net of tax (Note 1)	—	17.0	—
Net Income	$217.3	$148.5	$91.1

Average Number of Common Shares Outstanding (millions)
Basic	120.1	119.8	119.5
Diluted	122.2	121.7	124.5

Earnings Per Share of Common Stock – Basic
Income before cumulative effect of accounting change	$1.81	$1.10	$0.76
Cumulative effect of accounting change	—	0.14	—
Total Basic	$1.81	$1.24	$0.76

Earnings Per Share of Common Stock – Diluted
Income before cumulative effect of accounting change	$1.78	$1.08	$0.73
Cumulative effect of accounting change	—	0.14	—
Total Diluted	$1.78	$1.22	$0.73

Dividends Paid Per Share of Common Stock	$0.96	$0.94	$0.94

See Notes to Consolidated Financial Statements.

DPL Inc.

Consolidated Statement of Cash Flows

	For the years ended December 31,
$ in millions	2004	2003	2002

Operating Activities
Net income	$217.3	$148.5	$91.1
Adjustments:
Depreciation and amortization	144.1	138.9	134.1
Shareholder litigation (Note 14)	(70.0)	66.6	—
Amortization of regulatory assets, net	0.7	49.0	48.1
Deferred income taxes	36.7	18.2	(50.5)
Captive insurance provision (Note 1)	(1.1)	(46.8)	(16.6)
Investment (income) loss	(181.8)	(47.7)	113.3
Income from interest rate hedges (Note 1)	—	(21.2)	—
Cumulative effect of accounting change, net of tax (Note 1)	—	(17.0)	—
Gain on sale of property	(1.8)	—	—
Changes in working capital:
Accounts receivable	7.1	(3.7)	(1.3)
Accounts payable	10.7	10.4	(12.2)
Accrued taxes payable	(18.2)	56.1	9.8
Accrued interest payable	(8.0)	(9.1)	(0.2)
Prepayments	0.4	(7.4)	(4.5)
Inventories	(20.0)	4.0	5.5
Deferred compensation assets	12.6	49.0	(0.3)
Deferred compensation obligations	5.2	(47.0)	(2.7)
Other	(1.1)	9.5	0.2
Net cash provided by operating activities	132.8	350.3	313.8

Investing Activities
Capital expenditures	(87.9)	(120.9)	(171.6)
Purchases of fixed income and equity securities	(220.3)	(164.0)	(288.3)
Sales of fixed income and equity securities	488.1	298.9	310.4
Settlement of interest rate hedges (Note 1)	—	51.4	—
Proceeds from the sale of property	2.3	—	—
Net cash provided by (used for) investing activities	182.2	65.4	(149.5)

Financing Activities
Issuance of long-term debt, net of issue costs (Note 8)	174.7	465.1	—
Issuance (retirement) of short-term debt, net	—	—	(12.0)
Retirement of long-term debt (Note 8)	(510.4)	(471.9)	(7.2)
Dividends paid on common stock	(114.8)	(112.1)	(111.8)
Net cash used for financing activities	(450.5)	(118.9)	(131.0)

Cash and Cash Equivalents
Net change	(135.5)	296.8	33.3
Balance at beginning of year	337.6	40.8	7.5
Balance at end of year	$202.1	$337.6	$40.8

Cash Paid During the Year For:
Interest	$162.1	$184.0	$172.9
Income taxes	$107.9	$15.2	$104.0

See Notes to Consolidated Financial Statements.

DPL Inc.

Consolidated Balance Sheet

	At December 31,
$ in millions	2004	2003

Assets
Property
Property, plant and equipment	$4,495.0	$4,420.8
Less: Accumulated depreciation and amortization	(1,964.9)	(1,846.9)
Net property	2,530.1	2,573.9
Current Assets
Cash and cash equivalents (Note 1)	202.1	337.6
Accounts receivable, less provision for uncollectible accounts of $1.1 and $6.0, respectively (Note 1)	175.7	176.0
Inventories, at average cost (Notes 1 and 2)	72.1	52.1
Prepaid taxes	46.4	46.4
Other (Note 2)	34.3	60.1
Total current assets	530.6	672.2
Other Assets
Financial assets:
Public securities	86.9	140.3
Private securities under the equity method	304.0	343.9
Private securities under the cost method	522.3	500.7
Total financial assets (Note 12)	913.2	984.9

Income taxes recoverable through future revenues (Note 3)	32.5	43.3
Other regulatory assets (Note 3)	41.5	36.1
Other (Note 2)	117.6	134.3
Total other assets	1,104.8	1,198.6
Total Assets	$4,165.5	$4,444.7

See Notes to Consolidated Financial Statements.

DPL Inc.

Consolidated Balance Sheet

	At December 31,
$ in millions	2004	2003

Capitalization and Liabilities
Capitalization
Common shareholders’ equity
Common stock: par value $0.01 per share, 250,000,000 shares authorized, 126,501,404 shares issued and outstanding at December 31, 2004 and 2003, respectively	$1.3	$1.3
Other paid-in capital, net of treasury stock	15.8	12.0
Warrants	50.0	50.0
Common stock held by employee plans	(85.7)	(84.4)
Accumulated other comprehensive income	65.5	57.7
Earnings reinvested in the business	997.1	865.7
Total common shareholders’ equity (Note 6)	1,044.0	902.3

Preferred stock (Note 7)	23.0	23.0

Long-term debt (Note 8)	2,117.3	1,954.7
Total capitalization	3,184.3	2,880.0

Current Liabilities
Current portion – long-term debt	13.5	511.1
Accounts payable	113.4	95.6
Shareholder litigation (Note 14)	—	70.0
Accrued taxes	137.2	148.7
Accrued interest	42.1	50.1
Other (Note 2)	20.7	51.8
Total current liabilities	326.9	927.3

Deferred Credits and Other
Deferred taxes (Note 4)	384.8	374.0
Unamortized investment tax credit	49.3	52.2
Insurance and claims costs	24.9	26.0
Other (Note 2)	195.3	185.2
Total deferred credits and other	654.3	637.4
Contingencies (Note 14)

Total Capitalization and Liabilities	$4,165.5	$4,444.7

See Notes to Consolidated Financial Statements.

DPL Inc.

Consolidated Statement of Shareholders’ Equity

					Common
					Stock	Accumulated	Earnings
	Common Stock (a)		Other		Held by	Other	Reinvested
	Outstanding		Paid-in		Employee	Comprehensive	In the
$ in millions	Shares	Amount	Capital	Warrants	Plans	Income	Business	Total
Beginning balance	126,501,404	$1.3	$48.7	$50.0	$(93.5)	$(15.5)	$876.3	$867.3

2002:
Net income							91.1
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						(5.2)
Net change in unrealized gains (losses) on foreign currency translation adjustments						25.9
Deferred income taxes related to unrealized gains (losses)						(7.2)
Minimum pension liability						(0.2)
Total comprehensive income								104.4
Common stock dividends (b)							(111.8)	(111.8)
Employee / Director stock plans			(40.3)		3.9		1.3	(35.1)
Ending balance	126,501,404	$1.3	$8.4	$50.0	$(89.6)	$(2.2)	$856.9	$824.8

2003:
Net income							148.5
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						10.0
Net change in unrealized gains (losses) on foreign currency translation adjustments						37.3
Net change in deferred gains on cash flow hedges						29.4
Minimum pension liability						(0.2)
Deferred income taxes related to unrealized gains (losses)						(16.6)
Total comprehensive income								208.4
Common stock dividends (b)							(140.8)	(140.8)
Employee / Director stock plans			0.2		5.2		1.1	6.5
Other (c)			3.4					3.4

Ending balance	126,501,404	$1.3	$12.0	$50.0	$(84.4)	$57.7	$865.7	$902.3

2004:
Net income							217.3
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments						9.3
Net change in unrealized gains (losses) on foreign currency translation adjustments						6.2
Net change in deferred gains on cash flow hedges						(1.5)
Minimum pension liability						(0.4)
Deferred income taxes related to unrealized gains (losses)						(5.8)
Total comprehensive income								225.1
Common stock dividends (b)							(86.2)	(86.2)
Employee / Director stock plans			4.1		(1.3)		0.4	3.2
Other			(0.3)				(0.1)	(0.4)

Ending balance	126,501,404	$1.3	$15.8	$50.0	$(85.7)	$65.5	$997.1	$1,044.0

(a)            $0.01 par value, 250,000,000 shares authorized.

(b)            Common stock dividends were $0.94 per share in 2002-2003 and $0.96 per share in 2004.

(c)             Issuance costs related to Capital Trust II deconsolidation.

See Notes to Consolidated Financial Statements.

DPL Inc.

Notes to Consolidated Financial Statements

1.      Summary of Significant Accounting Policies and Overview

Description of Business

DPL Inc. (DPL or the Company) is a diversified, regional energy company organized in 1985 under the laws of Ohio.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

Other significant subsidiaries of DPL (all of which are wholly-owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), sells retail electric energy under contract to major governmental, industrial and commercial customers in West Central Ohio; MVE, Inc. (MVE), which is primarily responsible for the management of the Company’s financial asset portfolio; Plaza Building, Inc., which owns all the capital stock of MVE; and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.

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

Revenues and Fuel

DP&L records revenue for services provided but not yet billed to more closely match revenues with expenses.  Accounts receivable on the Consolidated Balance Sheet include unbilled revenue of $60.5 million and $60.0 million in 2004 and 2003, respectively.  Also included in revenues are amounts charged to customers through a surcharge for recovery of uncollected amounts from certain eligible low income households.  These charges were $8.3 million for 2004, $6.3 million for 2003 and $11.7 million for 2002.

Allowance for Uncollectible Accounts

DPL establishes provisions for uncollectible accounts using both historical average credit loss percentages of accounts receivable balances to project future losses and specific provisions for known credit issues.

Property, Plant and Equipment

DPL records its ownership share of its undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment is stated at cost.  For regulated plant, cost includes direct labor and material, allocable overhead costs and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or the date specified by regulators.  AFUDC capitalized for borrowed funds was zero in 2004, $0.1 million in 2003 and $0.1 million in 2002.  AFUDC capitalized for equity funds was $0.5 million in 2004, $0.6 million in 2003 and $0.4 million in 2002.

For unregulated plant, cost includes direct labor, material and overhead costs and interest capitalized during construction.  Capitalized interest was $1.8 million in 2004, $8.3 million in 2003 and $12.7 million in 2002.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated Depreciation and Amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For generation, transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.4% in 2004 and 2003, and 3.3% in 2002.  Depreciation expense was $144.1 million in 2004, $138.9 million in 2003 and $134.1 million in 2002.

The following is a summary of property, plant and equipment with corresponding composite depreciation rates at December 31, 2004 and 2003:

$ in millions	2004	Composite Rate	2003	Composite Rate
Regulated:
Transmission	$337.8	2.6%	$335.2	2.5%
Distribution	929.6	3.6%	889.1	3.7%
General	58.9	8.7%	53.7	8.0%
Non-depreciable	54.4	0.0%	54.4	0.0%
Total regulated	$1,380.7		$1,332.4

Unregulated:
Production	$2,975.3	3.2%	$2,825.8	3.3%
Other	43.4	7.2%	41.4	7.1%
Non-depreciable	18.2	0.0%	18.6	0.0%
Total unregulated	$3,036.9		$2,885.8

Total property in service	$4,417.6	3.4%	$4,218.2	3.4%
Construction work in process	77.4	0.0%	202.6	0.0%

Total property, plant and equipment	$4,495.0		$4,420.8

Asset Retirement Obligations

DPL adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) during 2003.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  DPL’s legal obligations associated with the retirement of its long-lived assets consist primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities.  Application of SFAS 143 in 2003 resulted in an increase in net property, plant and equipment of $0.8 million, the recognition of an asset retirement obligation of $4.6 million and reduced DPL’s accumulated depreciation reserve by $32.1 million due to cost of removal related to the non-regulated generation assets to other deferred credits. Beginning in January 2003, depreciation rates were reduced to reflect the discontinuation of the cost of removal accrual for applicable non-regulated generation assets. In addition, costs for the removal of retired assets are charged to operation and maintenance when incurred.  Since the generation assets are not subject to Ohio regulation, DPL recorded the net effect of adopting this standard in its Consolidated Statement of Results of Operations.  The total cumulative effect of the adoption of SFAS 143 increased net income and shareholders’ equity by $28.3 million before tax in 2003.

DPL continues to record cost of removal for its regulated transmission and distribution assets through its depreciation rates and recovers those amounts in rates charged to its customers.  There are no known legal asset retirement obligations associated with these assets.  The Company has recorded $77.5 million and $72.0 million in estimated costs of removal at December 31, 2004, and 2003, respectively as regulatory liabilities for its transmission and distribution property. (See Note 3 of Notes to Consolidated Financial Statements.)

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

If DPL was required to terminate application of SFAS 71 for all of its regulated operations, the Company would have to record the amounts of all regulatory assets and liabilities in the Consolidated Statement of Results of Operations at that time.  (See Note 3 of Notes to Consolidated Financial Statements.)

Inventory

Inventories, carried at average cost, include coal, emission allowances, oil and gas used for electric generation and materials and supplies for utility operations.

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

	Year Ended December 31,
$ in millions	2004	2003	2002
Net income, as reported	$217.3	$148.5	$91.1
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	0.7
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(3.0)	(2.7)	(2.5)
Pro-forma net income	$214.3	$145.8	$89.3

Earnings per share:
Basic – as reported	$1.81	$1.24	$0.76
Basic – pro-forma	$1.78	$1.22	$0.75

Diluted – as reported	$1.78	$1.22	$0.73
Diluted – pro-forma	$1.75	$1.20	$0.71

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

DPL files a consolidated U.S. federal income tax return in conjunction with its subsidiaries.  The consolidated tax liability is allocated to each subsidiary as specified in the DPL tax allocation agreement which provides a consistent, systematic and rational approach. (See Note 4 of Notes to Consolidated Financial Statements.)

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.  Cash and cash equivalents were $202.1 million at December 31, 2004 and $337.6 million at December 31, 2003.

Insurance and Claims Costs

A wholly-owned captive subsidiary of DPL provides insurance coverage solely to DPL and its subsidiaries. Insurance and Claims Costs on the Consolidated Balance Sheet includes insurance reserves of approximately $25 million and $26 million for 2004 and 2003, respectively, based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of probable insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances are reflected in the period in which the estimate is re-evaluated.

During the three-year regulatory transition period ending December 31, 2003, business interruption policy payments from the captive subsidiary to DP&L or the release of the appropriate reserves occurred and were reflected in income. In June 2003, the ultimate value of the business interruption risk coverage was settled between the captive insurance subsidiary and DP&L.  The total settlement resulted in a $76 million reduction to insurance reserves of the captive subsidiary and a release from the business interruption policy reserve of $39.7 million, which is reported as Other Income in 2003.

In 2003, DPL submitted a claim for $10 million to the captive insurance subsidiary to recover legal expenses related to the shareholder litigation. This claim was settled in December 2003.

Financial Derivatives

DPL follows FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), as amended.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the Consolidated Balance Sheet and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction.

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

DPL uses forward contracts and options to reduce the Company’s exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases.  These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages.  DPL also holds forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability.  The FASB concluded that electric utilities could apply the normal purchases and sales exception for option-type contracts and forward contracts in electricity subject to specific criteria for the power buyers and sellers under capacity contracts.  Accordingly, DPL applies the normal purchase and sales exception as defined in SFAS 133 and accounts for these contracts upon settlement.

In May 2003, DP&L entered into 60 day interest rate swaps designed to capture existing favorable interest rates in anticipation of future financings of $750 million first mortgage bonds.  These hedges were settled in July 2003, at a fair value of $51.4 million, reflecting increasing U.S. Treasury interest rates, and as a result, DP&L received this amount.  During 2003, the ultimate effectiveness of the hedges resulted in a gain of $30.2 million and was recorded in Accumulated Other Comprehensive Income on the Consolidated Balance Sheet.  This amount is amortized into income as a reduction to interest expense over the ten- and fifteen-year lives of the hedges.  The ineffective portion of the hedge of $21.2 million was recognized as Other Income on the Consolidated Statement of Results of Operations during 2003.

DPL also holds emission allowance options that are classified as derivatives not subject to hedge accounting.  The fair value of these contracts, which are in effect through 2004, is reflected as Other Assets or Other Liabilities on the Consolidated Balance Sheet and changes in fair value are recorded as Other Income (Deductions) on the Consolidated Statement of Results of Operations.  The effect was not material to results of operations during 2002 through 2004.

Financial Instruments

DPL applies the provision of FASB Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), for its investments in debt and equity financial instruments of publicly traded entities and classifies the securities into different categories: held-to-maturity and available-for-sale.  Available-for-sale securities are carried at fair value and unrealized gains and losses on those securities, net of deferred income taxes, are presented as a separate component of shareholders’ equity.  Other than temporary declines in value are recognized currently in earnings.  Financial instruments classified as held-to-maturity are carried at amortized cost.  The valuation of public equity security investments is based upon market quotations.  The cost basis for public equity security and fixed maturity investments is average cost and amortized cost, respectively.

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

Investment Income (loss) included in the Consolidated Financial Statements is comprised of the following:

		Private
Investment Income (Loss) ($ in millions)	Public	Equity Method	Cost Method	Other	Total

2004
Realized investment income (loss)	$1.1	$65.1	$127.2	$1.9	$195.3
Unrealized investment income (loss)	—	(10.4)	—	—	(10.4)
Total investment income (loss)	$1.1	$54.7	$127.2	$1.9	$184.9

2003
Realized investment income (loss)	$9.1	$(28.7)	$50.5	$22.8	$53.7
Unrealized investment income (loss)	—	22.1	—	—	22.1
Total investment income (loss)	$9.1	$(6.6)	$50.5	$22.8	$75.8

2002
Realized investment income (loss)	$7.4	$(5.7)	$16.0	$2.8	$20.5
Unrealized investment income (loss)	—	25.5	—	—	25.5
Income (loss) before other than temporary write-downs	7.4	19.8	16.0	2.8	46.0

Other than temporary write-downs	—	(109.8)	(38.6)	—	(148.4)
Total investment income (loss)	$7.4	$(90.0)	$(22.6)	$2.8	$(102.4)

Investment income for 2004 was comprised of $127.2 million from private securities under the cost method, $54.7 million from private securities under the equity method, $1.9 million from interest and other investment income and realized gains and income from public securities of $1.1 million.

Investment income in 2003 is comprised of realized gains and income from public securities of $9.1 million, net losses of $6.6 million from private securities under the equity method, $50.5 million from private securities under the cost method, $21.2 million relating to the interest rate hedge and $1.6 million related to interest and other investment income.

Investment income in 2002 is comprised of realized gains and income from public securities of $7.4 million, net losses of $90.0 million from private securities under the equity method, net losses of $22.6 million from private securities under the cost method and interest and other investment income of $2.8 million.  In 2002, DPL evaluated then current valuations and future return expectations of its financial assets, particularly those investments in Latin America, and wrote down $148.4 million for financial assets with declines in value below cost that were considered to be other-than-temporary.

Consolidated summary financial information for the private equity funds in which DPL, through its subsidiaries, owns a limited partnership interest and which DPL accounts for under the equity method using the most recent financial information available as of December 31, 2004, is presented below:

Consolidated Summary Financial Information (Unaudited)	As of September 30, 2004 (a)	As of September 30, 2003
Balance Sheet ($ in millions)
Current assets	$357.0	$168.0
Non-current assets	4,849.1	5,005.0
Total Assets	$5,206.1	$5,173.0

Current liabilities	$23.3	$14.0
Non-current liabilities	—	—
Equity	5,182.8	5,159.0
Total Liabilities and Equity	$5,206.1	$5,173.0

	Twelve months ended September 30, 2004 (a)	Twelve months ended September 30, 2003
Income Statement ($ in millions)
Income	$80.6	$52.0
Gains (losses)	856.3	(295.0)
Expenses	(85.4)	(116.0)
Net income (loss)	$851.5	$(359.0)

(a) Most recent information available as of December 31, 2004.

Pension and Postretirement Benefits

DPL accounts for its pension and postretirement benefit obligations in accordance with the provisions of Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions” and No. 106 “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  These standards require the use of assumptions, such as the long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans.  The Company discloses its pension and postretirement benefit plans as prescribed by Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106.”

Legal, Environmental and Regulatory Contingencies

DPL, in the normal course of business, is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, adequately reflect probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s consolidated financial statements or will not have a material adverse effect on its consolidated results of operations, financial condition or cash flows.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2004 cannot currently be reasonably determined.

Restatement of Financial Statements Previously Reported in the 2003 Form 10-K

On October 28, 2004, DPL’s Audit Committee determined that the Company’s previously issued financial statements for the fiscal years ended December 31, 2001, 2002, and 2003 and for the quarters ended March 31, 2002 through September 30, 2003 should be restated.  The Audit Committee discussed the issues surrounding the restatement for the periods ending on or before December 31, 2002 with the Company’s independent accountants, PricewaterhouseCoopers LLP (PwC) and for periods ending after December 31, 2002 with the Company’s independent accountants, KPMG LLP (KPMG).  Both PwC and KPMG informed the Audit Committee that they concurred with the restatement decision.

As a result, the Company restated its consolidated financial statements for the fiscal years ended December 31, 2001 and 2002, and for the quarters ended March 31, 2002 through September 30, 2003.  The restatement also affected the average number of basic and diluted common shares outstanding, by adding stock incentive units to the outstanding shares during those periods the stock incentive unit plan was considered an equity plan.  This restatement increased net income by $3.8 million, or $0.03 per common share, to $91.1 million for 2002 and reduced net income by $1.1 million, or $0.04 per common share, to $196.8 million for 2001.  The beginning balance in Earnings Reinvested in the Business for 2001 was reduced by $13.8 million to $800.3 million.  The impact to the previously reported unaudited results of the first three quarters of 2003 increased net income for the first three quarters of 2003 by $3.1 million to $164.0 million. The Company also adjusted its unaudited consolidated financial statement information for the fiscal year ended December 31, 2003 that was previously contained in the March 16, 2004 and February 10, 2004 Current Reports on Form 8-K, reducing net income for the fiscal year ended December 31, 2003 by $4.4 million, or $0.04 per common share, to $148.5 million.  All applicable information filed in this Form 10-K and the 2003 Form 10-K gives effect to the following adjustments.

The following table identifies the adjustments made to previously-released consolidated financial statements:

	Net Income Increase (Decrease)
($ in millions)	For the years ended December 31,
	2003 (1)	2002	2001	Periods Prior to 2001
Description of Adjustment
Stock distributions (2)	$—	$3.0	$1.0	$—
Supplemental Executive Retirement Plan (3)	4.1	3.8	(0.8)	(19.0)
Stock incentive units (4)	(3.4)	0.4	—	—
Accrued expenses (5)	(2.9)	(0.1)	(1.0)	(0.3)
Sub-total pre-tax impact	(2.2)	7.1	(0.8)	(19.3)

Income taxes on non-deductible costs (6)	(4.2)	(0.4)	(0.5)	(1.2)
Income tax reserve adjustment (7)	1.1	—	—	—
Income taxes (8)	0.9	(2.9)	0.2	6.7
Total Net Income Impact (9)	$(4.4)	$3.8	$(1.1)	$(13.8)

(1) Adjustments to unaudited results originally reported by the Company in the March 16, 2004 and February 10, 2004 Reports on Form 8-K.

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

Consolidated Statement of Results of Operations:  Adjustment increased Other Income by $0.8 million and Operation and Maintenance expense by $3.5 million, and reduced Investment Income by $0.3 million and General Taxes by $0.1 million for 2003, decreased Other Income by $0.1 million in 2002, and increased Operation and Maintenance expense by $0.9 million and reduced Investment Income by $0.1 million in 2001.

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R establishes standards in which to account for transactions where an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or settled by issuance of equity instruments.  This statement focuses primarily on accounting for employee services paid for by share-based transactions.  SFAS 123R requires a public entity to measure the cost of employee services received and paid for by equity instruments to be based on the fair-value of such equity on the grant date.  This cost is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred will be based on the fair-value of equity instruments and then be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date will be estimated using option-pricing models and excess tax benefits will be recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement shall be effective for fiscal periods beginning after June 15, 2005.  DPL is currently accounting for such share-based transactions granted after January 1, 2003, using SFAS 123, “Accounting for Stock-Based Compensation.”  DPL is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is evaluating the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company is evaluating the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May 2004, the FASB issued FASB Staff Position No. 106-2 (FSP 106-2), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which supersedes FSP 106-1.  FSP 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) for employers that sponsor postretirement health care plans that provide prescription drug benefits. It also requires certain disclosures regarding the effect of the federal subsidy provided by the Act.  FSP 106-2 is effective for the first interim or annual period beginning after June 15, 2004.  The Company adopted FSP 106-2 on July 1, 2004 and the effect was not material to the Company’s results of operations, cash flows or financial position.

Other-Than-Temporary Impairment for Certain Investments

In June 2004, the Emerging Issues Task Force (EITF) issued EITF 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” which applied for periods effective beginning after June 15, 2004.  EITF 03-01 addresses the meaning of other-than-temporary impairment and its application to debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (SFAS 115), certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 124 “Accounting for Certain Investments Held by Not-for-Profit Organizations” (SFAS 124), and equity securities that are not subject to the scope of SFAS 115 and not accounted for under the equity method of accounting.   The Company adopted EITF 03-01 on July 1, 2004 and the effect was not material to the Company’s results of operations, cash flows or financial position.  In addition, the Company is disclosing unrealized gains and unrealized losses in accordance with this issue, specifically segregating the unrealized losses less than and greater than 12 months.

Equity Method of Accounting for Certain Investments

In September 2004, the EITF issued EITF 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which applied for periods effective beginning after September 15, 2004.  EITF 02-14 addresses: (1) whether an investor should apply the equity method of accounting to investments other than common stock, (2) if the equity method should be applied to investments other than common stock, how the equity method of accounting should be applied to those investments and, (3) whether investments other than common stock that have a “readily determinable fair value” under paragraph 3 of SFAS 115 should be accounted for in accordance with SFAS 115 rather than pursuant to EITF 02-14.   The Company evaluated the impact of this issue and determined it does not apply to DPL’s private investments which are accounted for in accordance with Emerging Issues Task Force  D-46 (EITF D-46), “Accounting for Limited Partnership Investments and Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures” (SOP 78-9).

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  DPL is still evaluating the impact of the Act on its results of operations, financial condition or cash flows.

Discontinued Operations

In November, 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations.” This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  Operating results related to a component that is either disposed of or classified as held for sale within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus.  At December 31, 2004, the circumstances surrounding the sale of the financial asset portfolio did not meet the various criteria to classify the assets as held for sale or classify the operating results as discontinued operations.  For financial reporting purposes, the sale of the private equity investments and any respective gain or loss will be recorded as each fund is closed.  The actual gain or loss and cash flow ultimately recognized will be impacted by the number of funds transferred, the timing of the transfers, and the amounts of distributions and contributions on each fund.  The Company has not completed its evaluation of this issue as it relates to the sale of the portfolio and plans to complete this analysis during the first quarter of 2005.

2.    Supplemental Financial Information

	At December 31,
$ in millions	2004	2003

Inventories, at average cost
Plant materials and supplies	$31.4	$31.7
Fuel	40.1	19.7
Other	0.6	0.7
Total inventories, at average cost	$72.1	$52.1

Other current assets
Prepayments	$16.3	$15.7
Deposits and other advances	6.6	9.6
Current deferred income taxes	6.8	30.5
Other	4.6	4.3
Total other current assets	$34.3	$60.1

Other deferred assets
Master Trust assets	$34.8	$46.4
Prepaid pension	38.2	39.7
Unamortized loss on reacquired debt	23.8	26.6
Investment in Capital Trust	10.0	10.4
Unamortized debt expense	9.7	10.1
Other	1.1	1.1
Total other deferred assets	$117.6	$134.3

Other current liabilities
Dividends payable	$—	$28.7
Customer security deposits and other advances	17.3	10.5
Payroll taxes payable	—	10.1
Other	3.4	2.5
Total other current liabilities	$20.7	$51.8

Other deferred credits
Asset retirement obligations — regulated property	$77.5	$72.0
Trust obligations	68.2	65.3
Retirees health and life benefits	32.4	33.7
Legal reserves	3.3	2.1
Environmental reserves	0.1	0.2
Asset retirement obligations-generation	5.1	4.9
Other	8.7	7.0
Total other deferred credits	$195.3	$185.2

3.  Regulatory Matters

DP&L applies the provisions of SFAS 71 to its regulated operations.  This accounting standard defines regulatory assets as the deferral of costs expected to be recovered in future customer rates and regulatory liabilities as current cost recovery for expected future expenditures.

Regulatory assets are reflected on the Consolidated Balance Sheet as “Income taxes recoverable through future revenues” and “Other regulatory assets”.  Regulatory liabilities are reflected on the Consolidated Balance Sheet under the caption entitled “Deferred Credits and Other – Other”.  Regulatory assets and liabilities on the Consolidated Balance Sheet include:

	At December 31,
$ in millions	2004	2003
Regulatory Assets:
Income taxes recoverable through future revenues	$32.5	$43.3
Electric Choice systems costs	19.8	18.8
Regional transmission organization costs	13.6	12.2
Power plant emission fees	3.6	1.7
Other costs	4.5	3.4
Total regulatory assets	$74.0	$79.4

Regulatory Liabilities:
Asset retirement obligations-regulated property	$77.5	$72.0
Total regulatory liabilities	$77.5	$72.0

Regulatory Assets

Management evaluates its regulatory assets each period and believes recovery of these assets is probable.  DP&L does not earn a return on any of its regulatory assets.

Income taxes recoverable through future revenues represent amounts due from customers for accelerated tax benefits that have been previously flowed through to customers and are expected to be recovered in the future as the accelerated tax benefits reverse.  This item will be recovered over the life of the utility plant.

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization that controls the receipts and delivery of bulk power within the service area.

Power plant emission fees represent costs paid to the State of Ohio for environmental oversight that are recovered under a PUCO rate rider from customers.

Other costs include consumer education advertising regarding electric deregulation and excessive storm damage costs incurred to restore customer service.

Electric Choice systems costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers, supplier energy settlements, and information reports provided to the state administrator of the low-income electric program.  In February 2005, the Public Utilities Commission of Ohio (PUCO) approved a stipulation allowing DP&L recovery for certain costs incurred for modifications to its billing system from all customers in its service territory beginning January 1, 2006.  On March 4, 2005, the OCC filed a Motion for Rehearing. That motion is pending.

Regulatory Liabilities

Asset retirement obligations reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing regulated transmission and distribution property from service upon retirement.

4.  Income Taxes

	For the years ended December 31,
$ in millions	2004	2003	2002
Computation of Tax Expense
Federal income tax (a)	$116.0	$75.9	$50.2
State income tax (b)	12.3	(3.0)	2.0
Increases (decreases) in tax from-
Depreciation	(4.0)	(2.3)	2.1
Investment tax credit amortized	(2.9)	(2.9)	(2.9)
Non-deductible compensation	—	13.4	—
Provision in excess of statutory rate (c)	5.3	4.6	3.4
Other, net	(1.1)	(2.2)	(1.2)
Total tax expense (d)	$125.6	$83.5	$53.6

Components of Tax Expense
Taxes currently payable (b)	$88.9	$65.4	$104.0
Deferred taxes— Regulatory assets	—	(17.3)	(16.8)
Liberalized depreciation and amortization	(3.3)	(2.2)	5.3
Fuel and gas costs	—	—	—
Insurance and claims costs	(0.7)	27.6	4.3
Investment income (loss)	17.3	22.8	(48.8)
Shareholder litigation	23.2	(23.2)	—
Other	3.1	13.3	8.5
Deferred investment tax credit, net	(2.9)	(2.9)	(2.9)
Total tax expense (d)	$125.6	$83.5	$53.6

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2004	2003
Net Non-Current (Liabilities)
Depreciation/property basis	$(415.2)	$(426.4)
Income taxes recoverable	(11.4)	(15.1)
Regulatory assets	(6.5)	(6.2)
Investment tax credit	17.3	18.3
Investment loss	13.9	31.2
Compensation/employee benefits	34.9	30.9
Insurance	2.1	2.2
Other (e)	(19.9)	(8.9)
Net non-current (liability)	$(384.8)	$(374.0)

Net Current Asset
Shareholder Litigation	$—	$26.2
Other	6.8	4.3
Net Current Asset	$6.8	$30.5

(a)  The statutory tax rate of 35% was applied to pre-tax income before preferred dividends.

(b)       The Company has recorded  $11.7 million, $1.8 million and $2.7 million in 2004, 2003 and 2002, respectively, for state tax credits available related to the consumption of coal mined in Ohio.

(c)        The Company has recorded $5.3 million, $4.6 million and $3.4 million in 2004, 2003 and 2002, respectively, of tax provision for tax deduction or income position taken in prior tax returns that the Company believes were properly treated on such tax returns but for which it is possible that these positions may be contested.  The Internal Revenue Service is currently examining returns for 1999 through 2003, and periods prior to 1999 have been closed.

(d)       Excludes $11.3 million in 2003 of income taxes reported as cumulative effect of accounting change, net of income taxes.

(e)        Other non-current liabilities includes deferred tax assets related to state tax net operating loss carryforwards, net of any related valuation reserves of $1.1 million in 2004 and $1.2 million in 2003.  A substantial majority of these net operating losses expire between 2014 and 2017.

5.  Pension and Postretirement Benefits

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

Change in Projected Benefit Obligation ($ in millions)	Pension		Postretirement
	2004	2003	2004	2003

Projected benefit obligation at January 1	$264.5	$248.5	$33.5	$35.7
Service cost	3.5	3.3	—	—
Interest cost	16.0	16.3	1.9	2.2
Actuarial (gain) loss	15.0	14.7	(0.3)	(1.1)
Benefits paid	(18.5)	(18.3)	(3.1)	(3.3)
Projected benefit obligation at December 31	$280.5	$264.5	$32.0	$33.5

Change in Plan Assets ($ in millions)
Fair value of plan assets at January 1	$258.9	$247.1	$9.7	$10.7
Actual return on plan assets	25.1	29.7	0.2	0.3
Contributions to plan assets	0.4	0.4	2.1	2.0
Benefits paid	(18.5)	(18.3)	(3.1)	(3.3)
Fair value of plan assets at December 31	$265.9	$258.9	$8.9	$9.7

Reconciliation to the Consolidated Balance Sheet ($ in millions)
Funded status of the plan	$(14.6)	$(5.6)	$(23.1)	$(23.8)
Unrecognized transition (asset) liability	—	—	0.5	0.7
Unrecognized prior service cost	10.2	13.0	—	—
Unrecognized net (gain) loss	64.9	55.2	(11.2)	(12.4)
Net amount recognized	$60.5	$62.6	$(33.8)	$(35.5)

Total Amounts Recognized in the Consolidated Balance Sheet ($ in millions)
Other assets	$56.6	$59.1	$—	$—
Accumulated other comprehensive income	3.9	3.5	—	—
Other deferred credits	—	—	(33.8)	(35.5)
Net amount recognized	$60.5	$62.6	$(33.8)	$(35.5)

The accumulated benefit obligation for DP&L’s defined benefit plans was $269.4 million and $254.7 million at December 31, 2004, and 2003, respectively.

The net periodic benefit (income) cost of the pension and postretirement benefit plans at December 31 were:

Net Periodic Benefit (Income) Cost ($ in millions)	Pension			Postretirement
	2004	2003	2002	2004	2003	2002

Service cost	$3.5	$3.3	$3.7	$—	$—	$—
Interest cost	16.0	16.3	17.9	1.9	2.1	2.4
Expected return on assets (a)	(21.7)	(25.1)	(30.7)	(0.6)	(0.7)	(0.7)
Amortization of unrecognized:
Actuarial (gain) loss	2.0	0.1	(2.7)	(1.1)	(1.3)	(1.2)
Prior service cost	2.7	2.8	2.9	—	—	—
Transition obligation	—	—	—	0.2	0.2	2.9
Net pension benefit (income) cost before adjustments	$2.5	$(2.6)	$(8.9)	$0.4	$0.3	$3.4

(a)       The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-related value systematically over a three-year period.

DP&L’s pension and postretirement plan assets were comprised of the following asset categories at December 31:

Asset Category	Pension		Postretirement
	2004	2003	2004	2003
Common stocks	9%	7%	—	—
Mutual funds	84%	78%	—	—
Cash and cash equivalents	3%	6%	4%	2%
Fixed income government securities	—	1%	96%	98%
Alternative investments	4%	8%	—	—
Total	100%	100%	100%	100%

Plan assets are invested using a total return investment approach whereby a mix of equity securities, mutual funds, fixed income investments, alternative investments, and cash and cash equivalents are used to preserve asset values, diversify risk and achieve the Company’s target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and financial condition of the Company.  Investment performance and asset allocation is measured and monitored on an ongoing basis.  At December 31, 2004, $22.6 million of DPL Inc. common stock was held as plan assets.

DP&L’s expected return on plan asset assumptions, used to determine benefit obligations, are based on historical long-term rates of return on investment, which uses the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors, such as inflation and interest rates, as well as asset diversification and portfolio rebalancing, are evaluated when long-term capital market assumptions are determined.  Peer data and historical returns are reviewed to verify reasonability and appropriateness.

DP&L’s overall expected long-term rate of return on assets is approximately 8.50%.  The expected long-term rate of return is based on the assets as a whole, and not on the sum of the returns on individual asset categories.  This expected return is based exclusively on historical returns, without adjustments.  There can be no assurance of DP&L’s ability to generate that rate of return in the future.

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:

Benefit Obligation Assumptions	Pension		Postretirement
	2004	2003	2004	2003
Discount rate for obligations	5.75%	6.25%	5.75%	6.25%
Increase rate of compensation	4.00%	4.00%	—	—

The weighted-average assumptions used to determine net periodic benefit (income) cost for the years ended December 31 were:

Net Periodic Benefit (Income) Cost Assumptions	Pension			Postretirement
	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected rate of Return on plan assets	8.50%	8.75%	9.00%	6.75%	6.75%	7.00%
Increase rate of compensation	4.00%	4.00%	4.00%	—	—	—

The assumed health care cost trend rates at December 31 are as follows:

Health Care Cost Assumptions	Expense		Benefit Obligation
	2004	2003	2004	2003
Current health care cost trend rate	10.00%	8.00%	10.00%	8.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Ultimate health care cost trend rate - year	2009	2007	2010	2007

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of Change in Health Care Cost Trend Rate ($ in millions)	Increase 1%	Decrease 1%

Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$2.0	$(1.9)

The following benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments ($ in millions)	Pension	Postretirement

2005	$19.3	$3.9
2006	19.3	3.5
2007	19.7	3.4
2008	19.8	3.4
2009	19.8	3.3
2010 - 2014	104.1	13.8

DP&L expects to contribute $0.4 million to its pension plan and $2.0 million to its other postretirement benefit plan in 2005.

6.    Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 126,501,404 are outstanding.  DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2004.  The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

Through December 31, 2004, DPL repurchased 6.3 million shares under an authorized share repurchase program of up to 6.6 million shares.  These shares are held as treasury stock. There was no repurchase activity during 2004 and 2003.

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

During December 2004 and January 2005 in four transactions, Dayton Ventures, LLC. requested that the Company transfer all of Dayton Ventures, LLC’s warrants to Lehman Brothers, Inc. (Lehman).  Lehman has subsequently transferred a large number of these warrants to unaffiliated third parties.  During one of these transactions in 2005, Dayton Ventures, LLC. agreed to sell back to the Company at par all of the outstanding 6,600,000 voting preferred shares.  As a result of the reduction of Dayton Ventures, Inc.’s warrant ownership below 12,640,000, Dayton Ventures, LLC. is no longer eligible to receive an annual $1 million management, consulting and financial services fee and no longer has the right to designate one person to serve as a director of the Company and DP&L and no longer has the right to designate one person to serve as a non-voting observer of the Company and DP&L.  Currently, Dayton Ventures, LLC. does not have any ownership interest in the Company or DP&L.

DPL has a leveraged Employee Stock Ownership Plan (ESOP) to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to full-time employees.  Common shareholders’ equity is reduced for the cost of 4.1 million unallocated shares held by the trust and for 2.7 million shares related to other employee plans, of which a total of 6.1 million shares reduce the number of common shares used in the calculation of earnings per share.

Dividends received by the ESOP for unallocated shares are used to repay the principal and interest on the ESOP loan to DPL.  As debt service payments are made on the loan, shares are released on a pro-rata basis.  Dividends on the allocated shares are charged to retained earnings.

ESOP cumulative shares allocated to employees and outstanding for the calculation of earnings per share were 3.0 million in 2004, 2.8 million in 2003 and 2.5 million in 2002.  Compensation expense associated with the ESOP, which is based on the fair value of the shares allocated, amounted to $2.5 million in 2004, $2.8 million in 2003 and $2.5 million in 2002.

7.    Preferred Stock

DPL:

Series B, no par value, 8,000,000 shares authorized, 6,600,000 shares outstanding as of December 31, 2004. As part of DPL’s 2000 recapitalization, 6.8 million shares of voting preferred securities, redeemable par value of $0.01 per share, were issued at an aggregate purchase price of $68 thousand. During 2001, DPL redeemed 200,000 shares. These preferred securities carried voting rights for up to 4.9% of DPL’s total voting rights and the nomination of one Board seat. See Note 15 of Notes to Consolidated Financial Statements. On January 12, 2005, DPL agreed to repurchase the remaining outstanding shares at par for an aggregate purchase price of $66 thousand.

DP&L:	$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

Preferred Stock	Rate	Current Redemption Price	Current Shares Outstanding at December 31, 2004	Par Value At December 31, 2004 and 2003 ($ in millions)
DPL Series B	0.00%	$0.01	6,600,000	$0.1
DP&L Series A	3.75%	$102.50	93,280	9.3
DP&L Series B	3.75%	$103.00	69,398	7.0
DP&L Series C	3.90%	$101.00	65,830	6.6
Total Preferred Stock				$23.0

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company KKR.  As part of DPL’s 2000 recapitalization transaction, trust preferred securities sold to KKR had an aggregate face amount of $550 million, and were issued at an initial discounted aggregate price of $500 million, with a maturity of 30 years (subject to acceleration six months after the exercise of the warrants), and distributions at a rate of 8.5% of the aggregate face amount per year.  DPL recognized the entire trust preferred securities original issue discount of $50 million upon issuance.

In August 2001, DPL issued $300 million of trust preferred securities to institutional investors at 8.125% and $400 million of senior unsecured notes at 6.875%.  The August 2001 trust preferred securities have a term of 30 years and the senior unsecured notes have a term of 10 years.  In the fourth quarter of 2003, DPL adopted FIN46R and deconsolidated the DPL Capital Trust II which resulted in transferring the August 2001 trust preferred securities to the DPL Capital Trust II and establishing a note to Capital Trust II for $300 million at 8.125%.

The voting preferred shares (DPL Series B) were not redeemable, except at the option of the holder.  DPL agreed to redeem such number so that at no time would the holder and its affiliates maintain an ownership interest of greater than 4.9% of the voting rights of DPL.  DPL Series B preferred shares may only be transferred or otherwise disposed of together with a corresponding number of warrants, unless the holder and its affiliates hold a greater number of warrants than DPL Series B preferred shares, in which case the holder may transfer any such excess warrants without transferring DPL Series B preferred shares.  If the holder of a warrant wishes to exercise warrants that are not excess warrants, DPL will redeem simultaneously with the exercise of such warrants an equal number of DPL Series B preferred shares held by such holder. DPL repurchased 6,600,000 DPL Series B preferred shares on January 12, 2005 at par for an aggregate purchase price of $66,000.  There are currently no Series B preferred shares outstanding.

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

8.   Long-term Debt, Notes Payable, and Compensating Balances

	At December 31,
$ in millions	2004	2003
First mortgage bonds maturing: 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing through 2027 - 6.43% (a)	104.4	104.8
	574.4	574.8

Note to Capital Trust II 8.125% due 2031	300.0	300.0
Guarantee of Air Quality Development
Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Senior Notes 8.00% Series due 2009	175.0	—
Notes maturing through 2007 - 7.83%	33.0	45.0
Obligations for capital leases	3.8	4.3
Unamortized debt discount and premium (net)	(3.9)	(4.4)
Total	$2,117.3	$1,954.7

(a)  Weighted average interest rates for 2004 and 2003.

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes and the capital leases are $13.5 million in 2005, $16.3 million in 2006, $452.5 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from issuance of new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.   The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities is expected to be filed during the first quarter of 2005.

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

In December 2003, DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks.  The agreement, which was scheduled to expire on December 10, 2004, was terminated on June 1, 2004.  The facility was to be used to support the Company’s business requirements. The facility contained two financial covenants, including maximum debt to total capitalization and minimum earnings before interest and tax (EBIT) to interest coverage.  Fees associated with this credit facility were approximately $0.8 million.  The Company had no outstanding borrowings under its revolving credit facility and no outstanding commercial paper balances at year-end 2004 or 2003.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter-parties to seek additional surety under certain conditions.  As of December 31, 2004, DP&L had nine outstanding letters of credit for a total of $8.6 million.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.

In March 2004, DPL completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except for a make-whole payment at the adjusted treasury rate plus 0.25%.  The proceeds from these notes were used to provide partial funding for the retirement of $500 million of the 6.82% Senior Notes due April 2004.  The 6.82% Senior Notes were retired on April 6, 2004.

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

In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%. The exchange offer registration for these securities is expected to be filed during the first quarter of 2005.

The terms of the private placement also required the Company to file its 2003 Form 10-K by July 30, 2004.  Because the Company failed to meet this deadline, the Company was required to pay additional liquidated damages in the form of additional interest at a rate of 1.0% until November 5, 2004, the date the 2003 Form 10-K was filed with the SEC.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L had no outstanding borrowings under this credit facility at year-end 2004.  Fees associated with this credit facility were approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

9.   Employee Stock Plans

In 2000, DPL’s Board of Directors adopted and its shareholders approved The DPL Inc. Stock Option Plan.  The plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  On February 1, 2000, options were granted at an exercise price of $21.00, which was above the market price of $19.06 per share on that date.  The exercise price of options granted after that date approximated the market price of the stock on the date of grant.  Options granted in 2000 and 2001 represent three-year awards, which vest over five years from the grant date, and expire ten years from the grant date.  Options granted in 2002 vest over three years and expire ten years from the grant date.  Options granted in 2003 vest in five years and expire ten years from the grant date.  In 2004, 200,000 options were granted that vest over two years and expire seven years from the grant date, 20,000 options were granted that vest in one year and expire ten years from the grant date, and 30,000 options were granted that vest over three years and expire ten years from the grant date.  At December 31, 2004, there were 789,832 options available for grant.

Summarized stock option activity was as follows:

	2004	2003	2002
Options:
Outstanding at beginning of year	6,960,168	7,143,500	7,232,500
Granted (a)	250,000	100,000	700,000
Exercised	—	—	—
Forfeited	—	(283,332)	(789,000)
Outstanding at year-end	7,210,168	6,960,168	7,143,500
Exercisable at year-end	—	—	—

Weighted average option prices per share:
Outstanding at beginning of year	$20.81	$21.05	$21.99
Granted	$21.86	$15.88	$14.95
Exercised	—	—	—
Forfeited	—	$25.04	$21.96
Outstanding at year-end	$21.23	$20.81	$21.05
Exercisable at year-end	—	—	—

(a)

The Company originally granted 300,000 options during 2002 to Mr. Peter H. Forster, formerly DPL’s Chairman, that caused the number of options to be held by Mr. Forster to exceed the maximum number allowed to be held by one participant under the option plan approved by the shareholders.  Therefore, 200,000 options representing the excess over the allowable maximum have been revoked.  As a result of the lawsuit filed by the Company, DP&L and MVE against Mr. Forster, the Company seeks to revoke other options.

The weighted-average fair value of options granted was $4.23, $2.68 and $2.56 per share in 2004, 2003 and 2002, respectively.  The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model utilizing the following assumptions:

	2004	2003	2002

Volatility	28.5%	24.0%	24.0%
Expected life (years)	6.4	8.0	8.0
Dividend yield rate	4.8%	4.5%	4.3%
Risk-free interest rate	3.9%	3.7%	3.4%

The following table reflects information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price

$14.95—$21.00	6,731,668	5.4 years	$20.48	—	—
$21.01—$29.63	478,500	6.2 years	$28.76	—	—

10.   Ownership of Facilities

DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2004, DP&L had $27 million of construction in progress at such facilities.  DP&L’s share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheet.

DP&L’s undivided ownership interest in such facilities at December 31, 2004, is as follows:

	DP&L Share		DP&L Investment
	Ownership	Production Capacity	Gross Plant In Service
	(%)	(MW)	($ in millions)
Production Units:
Beckjord Unit 6	50.0	207	$61
Conesville Unit 4	16.5	129	31
East Bend Station	31.0	186	184
Killen Station	67.0	414	421
Miami Fort Units 7&8	36.0	360	194
Stuart Station	35.0	823	353
Zimmer Station	28.1	365	1,041

Transmission (at varying percentages)			88

11.        Business Segment Reporting

DPL is a diversified, regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  DPL is managed through two operating segments: Electric and the Financial Asset Portfolio.  Electric represents assets and related costs associated with DPL’s transmission and distribution and base load and peaking generation operations.  MVE, Inc. (MVE), a wholly-owned subsidiary, is primarily responsible for the management of the Company’s financial asset portfolio.  The financial asset portfolio sought to maximize investment income within acceptable risk parameters and to ensure that the energy business could meet its capital and liquidity needs.  The caption, Other, includes street lighting services and other peripheral businesses that are not directly related to the operations of the other segments.

	For the years ended December 31,
$ in millions	2004	2003	2002

Revenues
Electric	$1,189.8	$1,181.0	$1,173.5
Other	10.1	10.0	12.9
Total revenues	$1,199.9	$1,191.0	$1,186.4

Operating income
Electric	$391.0	$418.6	$433.9
Other (b)	(54.5)	(46.7)	(3.3)
Total operating income	$336.5	$371.9	$430.6

Investment income (loss)
Financial asset portfolio income (loss)	$191.2	$30.7	$(139.7)
Less: management fees	23.6	18.7	21.3
Net financial asset portfolio income (loss) (a)	167.6	12.0	(161.0)
Interest rate hedges	—	21.2	—
Management fees included in other income (deductions)	23.6	18.7	21.3
GAAP Adjustments & other	(6.3)	23.9	37.3
Investment income (loss)	$184.9	$75.8	$(102.4)

Depreciation and amortization
Electric	$141.0	$136.0	$130.2
Financial asset portfolio	—	—	—
Other	3.0	2.9	3.9
Total	$144.1	$138.9	$134.1

Expenditures - construction additions
Electric	$95.9	$100.8	$163.3
Financial asset portfolio	—	—	—
Other	2.1	1.4	2.6
Total	$98.0	$102.2	$165.9

Assets

Electric	$2,944.3	$2,982.1	$3,079.5
Financial asset portfolio (a)	1,084.3	1,118.9	1,018.7
Other	19.3	47.1	23.3
Unallocated corporate assets	289.4	415.7	138.0
Adjustments to reconcile segment assets to total assets (c)	(171.8)	(119.1)	18.2
Total assets	$4,165.5	$4,444.7	$4,277.7

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

12.          Financial Instruments

The fair value of DPL’s financial instruments is based on current public market prices, discounted cash flows using current rates for similar issues with similar terms and remaining maturities or independent party valuations, which are believed to approximate market. The table below presents the fair value, unrealized gains and losses, and cost of these instruments at December 31, 2004, and 2003.

	At December 31,
	2004					2003
		Gross Unrealized					Gross Unrealized
		Gains	Losses				Gains	Losses
$ in millions	Fair Value		less than 12 months	more than 12 months	Cost	Fair Value		less than 12 months	more than 12 months	Cost
Assets
Public Securities
Available-for-sale Securities	$107.0	$18.4	$—	$(2.8)	$91.4	$156.2	$9.7	$(0.1)	$(3.6)	$150.2
Other	0.8	0.8	—	—	—	0.2	—	(0.2)	—	0.4
Held-to-maturity Debt securities (a)	14.7	—	(0.1)	—	14.8	30.6	0.2	—	—	30.4

Private Securities
Cost method	522.3	27.8	—	—	494.5	500.7	22.9	—	—	477.8
Equity method	304.0	19.5	—	(0.9)	285.4	343.9	18.7	—	(1.4)	326.6
Total assets	$948.8	$66.5	$(0.1)	$(3.7)	$886.1	$1,031.6	$51.5	$(0.3)	$(5.0)	$985.4

Liabilities
Long-term debt (b)	$2,266.7				$2,130.8	$2,620.0				$2,465.8

Capitalization In ESOP	$101.9				$51.7	$88.6				$54.1

(a)   Maturities range from 2005 to 2031.

(b)   Includes current maturities.

Realized gains and (losses) for available-for-sale securities were $0.4 million and $(0.4) million in 2004, $4.9 million and $(1.2) million in 2003, $2.3 million and $(5.0) million in 2002.

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

Concentration of Credit Risk

Financial instruments expose DPL to counterparty credit risk for nonperformance and to market risk related to changes in interest rates and foreign currency exchange rates.  DPL manages the exposure to counterparty credit risk through diversification and monitoring concentrations of credit risk.  The counterparties are substantial investment and commercial banks, private investment partnerships and other creditworthy counterparties.  DPL monitors the impact of market risk by considering changes in interest and foreign currency rates and restricts the use of derivative financial instruments to hedging activities.

13.  Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

For the years 2004, 2003, and 2002, respectively, approximately 28 million, 38 million, and 19 million warrants and stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive.  These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

$ in millions except per share amounts	2004			2003			2002
	Income	Shares	Per Share	(a) Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$217.3	120.1	$1.81	$131.5	119.8	$1.10	$91.1	119.5	$0.76

Effect of Dilutive Securities:
Stock Incentive Units		1.2			1.8			2.2
Warrants		0.7			—			2.5
Stock options		0.2			0.1			0.3

Diluted EPS	$217.3	122.2	$1.78	$131.5	121.7	$1.08	$91.1	124.5	$0.73

(a) Income before cumulative effect of accounting change.

14.  Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  (See Note 2 of Notes to Consolidated Financial Statements.)  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2004, cannot be reasonably determined.

Environmental Matters

DPL and its subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, DP&L has investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  DP&L records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

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

On June 7, 2004, the plaintiffs in the action in the Court of Common Pleas of Hamilton County, Ohio, filed a motion for an Order of Contempt, Disgorgement and Rescission against defendants Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer; and Stephen F. Koziar, Jr., formerly DPL’s Chief Executive Officer and President.  In their motion, plaintiffs claimed that defendants Forster, Muhlenkamp and Koziar breached the Global Settlement and caused DPL and its board of directors to breach the Global Settlement, by causing the Company to distribute to defendants Forster, Muhlenkamp and Koziar approximately $33 million in deferred compensation in December 2003 without proper board approval.  Plaintiffs sought, among other things, disgorgement of monies received by defendants Forster, Muhlenkamp and Koziar and rescission of the reinstatement of the stock incentive and benefits plans.  On June 28, 2004, the Company filed a Motion to Strike the plaintiffs’ motion alleging, among other things, that the motion was procedurally defective.  Further, on July 22, 2004, the Company filed a Motion for Preliminary Injunction in the U.S. District Court to enjoin the Motion for an Order of Contempt, Disgorgement and Rescission.  On August 2, 2004, plaintiffs filed their opposition to defendants’ Motion to Strike and filed their opposition to the Motion for a Preliminary Injunction on August 13, 2004.  On or about October 4, 2004 the U.S. District Court ruled the distribution of the federal class settlement fund to approved claimants would proceed immediately and that plaintiffs would withdraw their Motion for Contempt in state court.  This withdrawal was completed on October 4, 2004 and the state court ordered the distribution of the state class settlement fund to approved claimants.

On July 9, 2004, Mr. Forster and Ms. Muhlenkamp filed a lawsuit against the Company, DP&L and MVE in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida.  The complaint asserts that the Company, DP&L and MVE (i) wrongfully terminated Mr. Forster and Ms. Muhlenkamp by undermining their authority and responsibility to manage the companies and excluding them from discussions on corporate financial issues and strategic planning after the Thobe Memorandum was distributed and (ii) breached Mr. Forster’s consulting contract and Ms. Muhlenkamp’s employment agreement by denying them compensation and benefits allegedly provided by the terms of such contract and agreement upon their termination from the Company.  Mr. Forster and Ms. Muhlenkamp seek damages of an undetermined amount.  On August 9, 2004, the defendants removed the case to the U.S. District Court for the Middle District of Florida, Jacksonville Division.  On August 16, 2004, the defendants moved to dismiss the litigation based on the Florida federal court’s lack of jurisdiction over the Company, DP&L and MVE, all of whom are companies based in Dayton, Ohio.  In the alternative, the defendants requested that the court transfer the case to the U.S. District Court for the Southern District of Ohio, which has jurisdiction in Dayton, Ohio.  On September 17, 2004, Mr. Forster and Ms. Muhlenkamp filed memoranda opposing these motions.  On November 10, 2004, U.S. District Court for the Middle District of Florida, Jacksonville Division, granted defendants’ motion to dismiss this case.

On August 24, 2004, the Company, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments and the propriety of the distributions and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  The Company, DPL and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that the Company, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery.   The Company has filed briefs opposing those motions.  In addition, pursuant to applicable statues, regulations and agreements, the Company has been advancing certain of Defendants’ attorney’s fees and expenses with respect to various matters other than the litigation between Defendants and the Company in Florida and Ohio, and believes that other requested advances are not required.  On February 7, 2005, Forster and Muhlenkamp filed a motion in the Company’s Ohio litigation seeking to compel the Company to pay all attorneys’ fees and expenses that it has not advanced to them.  The Company has filed a brief opposing that motion.  All of the foregoing motions are pending.

The Company continues to evaluate all of these matters and is considering other claims against Defendants, Forster, Koziar and/or Muhlenkamp that include, but are not limited to, breach of fiduciary duty or other claims relating to personal and Company investments, the calculation of benefits under the SERP and financial reporting with respect to such benefits, and, with respect to Mr. Koziar, the fulfillment of duties owed to the Company as its legal counsel.  Cumulatively through December 31, 2004 the Company has accrued for accounting purposes, obligations of approximately $40 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants’ entitlement to any of those sums and, as noted above, is pursuing litigation against them contesting all such claims.  The Company cannot currently predict the outcome of that litigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On April 7, 2004, the Company received notice that the staff of the PUCO is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate to resolve any outstanding issues in the investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers.  Under applicable rules, DPL would lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder.  However, on November 5, 2004, DPL delayed the requirement to become registered by filing a good faith application seeking an order of exemption from the Securities and Exchange Commission.  DPL will remain exempt pending a decision from the Securities and Exchange Commission on that application.  DPL cannot predict what action the Securities and Exchange Commission may take in connection with its application or whether it will be able to remain an exempt holding company.

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

In June 2002, a contractor’s employee received a verdict against DP&L for injuries he sustained while working at a DP&L power station.  The Court awarded the contractor’s employee compensatory damages of approximately $0.8 million and prejudgment interest of approximately $0.6 million.  On April 28, 2004, the appellate court upheld this verdict except the award for prejudgment interest.  On September 1, 2004, the Ohio Supreme Court refused to hear the case, so the matter was remanded to the trial court for a re-determination of whether prejudgment interest should be awarded.  The trial court heard this matter on October 15, 2004.  On November 1, 2004, DP&L paid approximately $976 thousand to the contractor’s employee to satisfy the judgment and post-judgment interest.  On December 6, 2004, the trial court ruled that prejudgment interest should be reduced to approximately $30 thousand.  Both parties have appealed this decision.  The appeal is pending.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At December 31, 2004, these include:

	Payment Year
Long-term Obligations ($ in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Long-term debt	$12.4	$467.0	$275.0	$1,371.5	$2,125.9
Interest payments	148.2	274.5	201.9	927.6	1,552.2
Pension and Postretirement payments	23.2	45.9	46.3	117.9	233.3
Capital leases	1.1	1.8	1.4	0.6	4.9
Operating leases	0.6	0.6	—	—	1.2
Coal contracts (a)	232.1	397.4	83.7	85.7	798.9
Other long-term obligations	8.4	8.7	0.5	—	17.6

Total long-term obligations	$426.0	$1,195.9	$608.8	$2,503.3	$4,734.0

(a) DP&L-operated units

Long-term debt:

Long-term debt as of December 31, 2004, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  (See Note 8 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of December 31, 2004, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of December 31, 2004, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of December 31, 2004, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of December 31, 2004, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At December 31, 2004, these include:

	Year of Expiration
Commercial Commitments ($ in millions)	2005	2006 & 2007	2008 & 2009	Thereafter	Total
Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Other long-term commitments	67.0	63.3	34.3	—	164.6
Total commercial commitments	$167.0	$81.1	$34.3	$—	$282.4

Credit facilities:

DP&L had $150 million available through an unsecured revolving credit agreement with a consortium of banks that was scheduled to expire on December 10, 2004.  In June 2004, the Company replaced this facility with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At December 31, 2004, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2004, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other long-term commitments:

Through 2008, DPL, through its subsidiaries, may be called upon to make additional investments in private equity funds if and as the funds make investments during their respective investment periods.  At December 31, 2004, DPL could be required to invest up to an additional $164.6 million in existing limited partnership interests.  However, MVE and MVIC entered into an agreement to sell their respective interests in such private equity funds on February 13, 2005, and the purchaser agreed to assume all future capital calls upon the closing of the transfer of each investment.  In addition, the purchase price allocated to each interest will be increased for all capital calls after June 30, 2004.  Although the Company and the purchaser believe that all of the interests will be transferred, it is possible that the required general partner consents could be withheld or delayed for one or more funds and MVE or MVIC may retain the interests in one or more of such funds and may be called upon for capital calls with respect to such funds through 2008.

15.   Certain Relationships and Related Transactions

On March 13, 2000, Dayton Ventures, Inc. and Dayton Ventures LLC, affiliates of Kohlberg Kravis Roberts & Co. LLC (KKR), purchased a combination of trust preferred securities issued by a trust established by DPL, voting preferred shares of DPL and warrants to purchase common shares of DPL for an aggregate of $550 million. The trust preferred securities were redeemed at par in 2001 with proceeds of a new issuance of trust preferred securities and DPL Senior Notes. The 6.6 million Series B voting preferred shares had voting power not exceeding 4.9% of the total outstanding voting power of DPL’s voting securities and were purchased by Dayton Ventures LLC for an aggregate purchase price of $68 thousand. The warrants to purchase approximately 31.6 million common shares (representing approximately 19.9% of the common shares then outstanding) have a term of 12 years, an exercise price of $21 per share, and were purchased by Dayton Ventures LLC for an aggregate purchase price of $50 million. In connection with the March 13, 2000 transaction, the Company and KKR also entered into an agreement under which the company paid KKR an annual management, consulting and financial services fee of $1.0 million. The agreement also stated that the Company would provide KKR with an opportunity to provide investment banking services on such terms as the parties may agree and at such time as any such services may be required.  The Company also agreed to reimburse KKR and their affiliates for all reasonable expenses incurred in connection with the services provided under this agreement, including travel expenses and expenses of its counsel.  The Company and KKR terminated this agreement on January 12, 2005.  During December 2004 through January 2005 KKR initiated a series of agreements to transfer all of the warrants to an unaffiliated third party.  This transferee subsequently transferred a large portion of the warrants to multiple unrelated third parties.  In January 2005, as part of one of these transfers, KKR sold back to the Company all of the outstanding Series B voting preferred shares at par for $66 thousand.

Under the Securityholders and Registration Rights Agreement among DPL, DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc., KKR had the right to designate one person for election to, and one person to attend as a non-voting observer at all meetings of, the DPL and DP&L Boards of Directors for as long as Dayton Ventures LLC and its affiliates continue to beneficially own at least 12.64 million common shares of DPL, including shares issuable upon exercise of warrants.  Scott M. Stuart, a director during fiscal 2003, and George R. Roberts, a non-voting observer, were the KKR designees in 2003 pursuant to this agreement.  Mr. Stuart resigned from the Board and Mr. Roberts ceased to be a non-voting observer of the Board as of April 2004.  As a result of the transfer of warrants from KKR to an unaffiliated third party during December 2004 through January 2005, KKR no longer owns any warrants or common stock of the Company.  Accordingly, KKR no longer has the right to appoint one member and one observer to both the Company and DP&L Boards of Directors and the Securityholders and Registration Rights Agreement was amended to delete these, and other, rights.

In 1996, the Company entered into a consulting contract pursuant to which Peter H. Forster agreed to (i) serve, in a non-employee capacity, as Chairman of the Board of Directors of the Company, DP&L and MVE, and as Chairman of the Executive Committee of the Board of Directors of the Company and (ii) provide advisory and strategic planning consulting services.  Mr. Forster resigned on May 16, 2004.  In connection with Mr. Forster’s resignation, the Company reserved all rights and defenses and Mr. Forster reserved all rights and entitlements under applicable law and under any existing agreement between Mr. Forster, the Company and all of its subsidiaries.  Mr. Forster filed a lawsuit against the Company, DP&L and MVE alleging claims against the Company, DP&L and MVE for breach of contract, conversion, promissory estoppel and declaratory judgment relating to his consulting agreement.  That lawsuit, filed in Florida, was dismissed in November 2004 for lack of jurisdiction.  The Company, DP&L and MVE have filed a lawsuit against Mr. Forster alleging that he breached his fiduciary duties and breached his consulting contract and claim that they no longer owe Mr. Forster any further benefits under his contract.  (See Note 14 of Notes to Consolidated Financial Statements.)

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

In October 2001, the Company and DP&L also entered into a Trustee Fee Agreement (the TFA) with Richard Chernesky, Richard Broock and Frederick Caspar, attorneys at Chernesky, Heyman & Kress P.L.L., a law firm that represented the Company.  Upon a change of control of the Company or DP&L, Messrs. Chernesky, Broock and Caspar would become the sole trustees of the master trusts and would succeed to all of the duties of the Company’s Compensation Committee under the compensation plans funded through the master trusts in exchange for an annual fee of $500,000.  This fee would not be reduced by payments made to Valley under the ASA.

The MSAs, ASA and TFA (Valley Partners Agreements) were terminated by an agreement executed in January 2004, but effective as of December 15, 2003.  The financial assets were not sold or transferred prior to such termination and therefore the agreements never became effective and no compensation was ever paid under them.  Mr. Forster’s and Ms. Muhlenkamp’s consulting and compensation arrangements were governed by the terms of the consulting contract between the Company, DP&L and Mr. Forster and the employment agreement between the Company, DP&L and Ms. Muhlenkamp, respectively.

On February 2 and 3, 2004, Mr. Koziar sent letters to Mr. Forster and Ms. Muhlenkamp purporting to amend their consulting and employment agreements to provide change of control protections regarding their MVE payments.  In addition, on February 2, 2004, Mr. Koziar sent Mr. Forster a letter purporting to amend his consulting agreement to provide additional terms and to increase his compensation.  However, none of those purported amendments had been approved by the Compensation Committee.

On April 26, 2004, the Company entered into a new Trustee Fee Agreement (New TFA) with Messrs. Chernesky, Broock and Caspar that would have become effective upon a change of control of the Company or DP&L.  If the New TFA became effective, it provided that Messrs. Chernesky, Broock and Caspar would serve as the sole trustees of the master trusts in exchange for an annual fee of $250,000 during the New TFA’s term.  On October 14, 2004, at the request of the Company and DP&L, Messrs. Chernesky, Broock and Caspar submitted their resignations to the Company and DP&L.

The Company has reviewed the termination of the Valley Partners Agreements, and the purported amendments and agreements sent to Mr. Forster and Ms. Muhlenkamp on February 2, 2004, and has initiated legal proceedings asserting breach of fiduciary duty by Messrs. Forster and Koziar and Ms. Muhlenkamp, and challenging the propriety and/or validity of those terminations, purported amendments and agreements.

On February 13, 2005, MVE and MVIC entered into an agreement to sell the private equity fund interests in the financial asset portfolio to an unrelated third party.

16.  Subsequent Events

Portfolio Sale

On February 13, 2005, DPL announced that MVE and MVIC entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc. The sale price of $1,011 million will be adjusted for capital calls, which the buyer has assumed, and distributions after June 30, 2004. The fair value of the private equity interests at cost as of December 31, 2004 is $826.3 million, which includes $41 million of cost investments the Company excluded from the sale, excludes $8 million of prepaid management fees and excludes $39 million of unrealized gains included in accumulated other comprehensive income on the Consolidated Balance Sheet.  The sale does not include the public securities and cash previously held in the Company’s financial asset portfolio.

The sale and transfer of each private equity investment is subject to the approval of the general partner or other applicable manager of each investment and other customary closing conditions. Closing for the sale of the investments will occur on a rolling basis as required approvals are obtained. Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds. The agreement is structured to encourage the timely closing of each fund. DPL has guaranteed the performance of its subsidiaries under the purchase and sale agreement. At the closings, the buyer will assume all future obligations under the investments that are required, including future capital calls.  The Company has agreed to indemnify the purchaser for certain litigation.

DPL will use a portion of the proceeds from the sale to repurchase debt.  In addition, the Company is evaluating other potential uses of the proceeds including investments in the core energy business.

At December 31, 2004, the circumstances surrounding the sale of the financial asset portfolio did not meet the various criteria to classify the assets as held for sale or classify the operating results as discontinued operations.  For financial reporting purposes, the sale of the private equity investments and any respective gain or loss will be recorded as each fund is closed. The actual gain or loss and cash flow ultimately recognized will be impacted by the number of funds transferred, the timing of the transfers, and the amounts of distributions and contributions on each fund.

January Ice Storm

During January 2005, the Company incurred approximately $8.2 million relating to a severe ice storm.  The Company believes these costs are recoverable and in January 2005 recorded these costs as regulatory assets.

17.  Other Matters

Audit Committee Investigation and Related Matters

On March 10, 2004, the Company’s controller, Daniel Thobe, sent a memorandum (the Thobe Memorandum) to W August Hillenbrand, the Chairman of the Audit Committee of the Board of Directors (the Audit Committee).  The Thobe Memorandum expressed Mr. Thobe’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within the Company.  The four general categories of issues identified by Mr. Thobe were: (i) “disclosure issues” concerning agreements with Valley Partners, Inc. (a company owned by Peter H. Forster, formerly DPL’s Chairman, and Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer), the reporting of executive perquisite compensation in the Company’s proxy statement, segment reporting concerning the Company’s subsidiary, MVE, and disclosure of Ms. Muhlenkamp’s compensation; (ii) “internal control issues” including a lack of information regarding certain journal entries and a lack of supporting documentation for travel-related expenses of certain senior executives; (iii) “process issues,” which include the processes relating to recent purported amendments to the Company’s deferred compensation plans, the classification of Mr. Forster as an independent contractor, and untimely payroll processing; and (iv) “communication issues” relating to changes to the 2003 management bonus that were not communicated to the staff and “current practices and processes” that have created an unfavorable “tone at the top” environment.

On March 15, 2004, the Audit Committee retained the law firm of Taft, Stettinius & Hollister LLP (TS&H) to represent the Audit Committee in an independent review of each of the matters raised by the Thobe Memorandum.  TS&H subsequently retained an accounting firm as a forensic accountant to assist in this review.  On April 27, 2004, TS&H submitted a written report of its findings to the members of the Audit Committee (the Report).  A copy of the Report was filed as an exhibit to the 2003 Form 10-K.  TS&H stated in its Report that no person had indicated to it, nor had it uncovered in the course of its review, any uncorrected material inaccuracies in the Company’s books and records.  Further, TS&H reported that it had determined that some of Mr. Thobe’s concerns were based on incomplete information or were matters of judgment.  TS&H did, however, recommend further follow-up by the Audit Committee and improvements relating to disclosures, communication, access to information, internal controls and the culture of the Company in certain areas.

The findings in the Report include:

(i)            No material deficiency was found concerning the amounts reported as perquisites received by named executive officers in the Company’s recent proxy filings.

(ii)           No new information was uncovered that would cause TS&H to conclude that the Company must change its position on the issue of segment reporting for its MVE, Inc. subsidiary.  TS&H stated that the Company should continue to make this accounting judgment.  For 2003, the Company reevaluated the financial reporting requirements under FASB Statement of Accounting Standards No. 131 “Disclosures about Segments of an Enterprise and Related Information” and concluded it was appropriate in 2003 to begin reporting its Financial Asset Portfolio as a separate business segment because of the increased executive-level attention and emphasis on financial reporting during the year.

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

(vii)         TS&H’s recommendation that the Company disclose and file certain agreements with Valley Partners, Inc., which are no longer in effect.  Such disclosure was made in the 2003 Form 10-K and the agreements are referenced as Exhibits.

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

(ix)           The Company’s deferred compensation plans were amended in December 2003 with the approval of the Compensation Committee to permit cash distributions to participants with balances in excess of $500,000 or mandated share holding amounts from their respective deferred compensation accounts.  The effect was to permit cash distributions from such accounts only to Messrs. Forster and Koziar and Ms. Muhlenkamp.  According to the Report, the Company’s loss of future deductibility of the distributions to Mr. Koziar and Ms. Muhlenkamp resulted in a reduction in the Company’s after-tax income for 2003 of approximately $9.5 million.  TS&H viewed the planning, presentation and adoption of these purported plan amendments as a process weakness by the Company’s management that should be addressed by the Compensation and Audit Committees.  Notwithstanding this finding, as discussed in

Note 14, the Company has initiated legal proceedings challenging the effectiveness of these purported amendments.

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

In 2004 corrective action was taken with regard to internal controls, process issues and tone at the top as identified in the Report.  The Audit Committee and the Company’s senior management continue to evaluate the Report and Supplement, and are considering what additional action, if any, to take in response to the findings and recommendations therein.

Governmental and Regulatory Inquiries

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of DP&L as a result of the issues raised by the Thobe Memorandum.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate

DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 1, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.

On May 20, 2004, the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1935.  The staff of the SEC has requested the Company provide certain documents and information on a voluntary basis.  The Company is cooperating with the inquiry.  On October 8, 2004, DPL received a notice from the SEC that a question exists as to whether such exemption from the Public Utility Holding Company Act may be detrimental to the public interest or the interests of investors or consumers.  Under applicable rules, DPL would lose its exemption 30 days following this notice and be required to register as a holding company under the Public Utility Holding Company Act and become subject to additional regulation thereunder.  However, on November 5, 2004, DPL delayed the requirement to become registered by filing a good faith application seeking an order of exemption from the SEC.  DPL will remain exempt pending a decision from the SEC on that application.  DPL cannot predict what action the SEC may take in connection with its application or whether it will be able to remain an exempt holding company.

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

On August 2, 2004, in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company transferred $5 million from its operating cash to its subsidiary, MVIC, in satisfaction of this requirement during the fourth quarter of 2004.  These funds will be available to pay insurance claims and other operating expenses of MVIC.  During January 2005, MVE transferred a private equity financial asset valued in excess of $31.5 million to MVIC to further strengthen MVIC’s financial position and liquidity.

On March 3, 2005, DP&L received a notice that the FERC had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  The FERC has provided DP&L with a data request and DP&L is cooperating in the furnishing of requested information.  DP&L cannot predict the outcome of this operational audit.

Report of Independent Registered Public Accounting Firm

The Board of Directors DPL Inc.:

We have audited the accompanying consolidated balance sheets of DPL Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statement of results of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for each of the years ended December 31, 2004 and 2003. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/KPMG LLP

KPMG LLP
Kansas City, Missouri
March 9, 2005

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors DPL Inc.:

We have audited management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that DPL Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of results of operations, shareholders’ equity, and cash flows for the years ended December 31, 2004 and 2003, and our report dated March 9, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

KPMG LLP
Kansas City, Missouri
March 9, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of DPL Inc.:

In our opinion, the accompanying consolidated statements of results of operations, of cash flows, and of shareholders’ equity of DPL Inc. and its subsidiaries present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for the year ended December 31, 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, the consolidated financial statements for the year ended December 31, 2002 have been restated.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania

January 27, 2003, except for Note 1 which is as of October 28, 2004

Selected Quarterly Information (Unaudited)

		For the three months ended
		March 31,		June 30,		September 30,		December 31,
		2004	2003	2004	2003	2004	2003	2004	2003
	Electric revenues	$299.8	$295.1	$282.2	$270.9	$309.7	$322.6	$298.1	$292.4
	Operating Income	98.9	106.5	81.2	74.8	95.1	111.3	61.8	79.3
	Income before income taxes and cumulative effect of accounting change	80.9	57.7	92.6	53.4	142.6	121.9	26.8	(18.0)
	Income before cumulative effect of accounting change	49.7	35.9	56.4	35.0	83.7	76.1	27.5	(15.5)
	Net income	$49.7	$52.9	$56.4	$35.0	$83.7	$76.1	$27.5	$(15.5)
	Earnings per share of common stock:
	Basic
	Before extraordinary item and Accounting change	$0.41	$0.30	$0.47	$0.29	$0.70	$0.63	$0.23	$(0.13)
	Net income	$0.41	$0.44	$0.47	$0.29	$0.70	$0.63	$0.23	$(0.13)
	Diluted
	Before extraordinary item and Accounting change	$0.41	$0.29	$0.46	$0.29	$0.69	$0.63	$0.22	$(0.13)
	Net income	$0.41	$0.43	$0.46	$0.29	$0.69	$0.63	$0.22	$(0.13)
	Dividends paid per share	0.240	0.235	—	0.235	—	0.235	0.720	0.235
Common stock market price	-High	$20.77	$16.75	$19.77	$16.96	$20.64	$17.15	$25.36	$21.15
	-Low	$17.60	$11.95	$17.21	$12.68	$19.02	$14.55	$20.30	$17.40

Item 9 -                   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Disclosure Controls and Procedures

The Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining the Company’s disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to the Company and its subsidiaries are communicated to the CEO and CFO.  The Company evaluated these disclosure controls and procedures as of the end of the period covered by this report under the supervision of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.

During 2004, the Company remediated two material weaknesses and certain other matters involving internal control deficiencies considered to be reportable conditions under standards established by the Public Company Accounting Oversight Board (PCAOB).  Those issues had been identified during the 2003 financial close process by the Company’s independent accountants and had been reported to management and the Audit Committee of the Board of Directors.  Reportable conditions are matters coming to the attention of the auditors that, in their judgment, relate to significant deficiencies in the design and operation of internal controls and could adversely affect the organization’s ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements.  A material weakness is a reportable condition in which the design or operation of one or more internal control components does not reduce to a relatively low level of risk that errors or fraud in amounts that would be material in relation to the financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.  The following report is management’s report on internal control over financial reporting as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B – Other Information

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant (Company)

The information required to be furnished pursuant to this item with respect to Directors of the Company will be set forth under captioned “Election of Directors” in the registrant’s proxy statement (the Proxy Statement) to be furnished to shareholders in connection with the solicitation of proxies by the Company’s Board of Directors for use at the 2005 Annual Meeting of Shareholders to be held on April 28, 2005, and is incorporated herein by reference, and the information with respect to Executive Officers is set forth, pursuant to General Instruction G of Form 10-K, under Part I of this Report.

The information required to be furnished pursuant to this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement, and is incorporated herein by reference.

Item 11 - Executive Compensation

The information required to be furnished pursuant to this item will be set forth under the caption “Executive Compensation” in the Proxy Statement, and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required to be furnished pursuant to this item will be set forth under the captions “Voting Securities,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement, and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement, and is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services

The information required to be furnished pursuant to this item will be set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement, and is incorporated herein by reference.

PART IV

Item 15 - Exhibits, Financial Statement Schedule and Reports on Form 8-K

Page No.
(a) The following documents are filed as part of this report:

1. Financial Statements

Consolidated Statements of Results of Operations for each of the three years in the period ended December 31, 2004	42
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	43
Consolidated Balance Sheets at December 31, 2004 and 2003	44
Consolidated Statement of Changes to Shareholders’ Equity for each of the three years in the period ended December 31, 2004	46
Notes to Consolidated Financial Statements	47
Report of Independent Registered Public Accounting Firm - KPMG	86
Report of Independent Registered Public Accounting Firm - PwC	88

2. Financial Statement Schedule

For each of the three years in the period ended December 31, 2004:

Schedule II– Valuation and Qualifying Accounts	102

The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.                                       Exhibits

The exhibits filed as a part of this Annual Report on Form 10-K are:

Incorporated Herein by Reference as Filed With

2(a)	Copy of the Agreement of Merger among DPL Inc., Holding Sub Inc. and DP&L dated January 6, 1986	Exhibit A to the 1986 Proxy Statement (File No. 1-2385)

2(b)	Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

3(a)	Copy of Amended Articles of Incorporation of DPL Inc. dated September 25, 2001	Exhibit 3 to Report on Form 10-K/A for the year ended December 31, 2001 (File No. 1-2385)

3(b)	Code of Regulations of DPL Inc.	Exhibit 3(b) to Form 8-K filed on May 3, 2004 (File No. 1-9052)

4(a)	Copy of Composite Indenture dated as of October 1, 1935, between DP&L and The Bank of New York, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(b)	Copy of the Thirtieth Supplemental Indenture dated as of March 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-53906

4(c)	Copy of the Thirty-First Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Registration Statement No. 33-56162

4(d)	Copy of the Thirty-Second Supplemental Indenture dated as of November 1, 1982, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-56162

4(e)	Copy of the Thirty-Third Supplemental Indenture dated as of December 1, 1985, between DP&L and The Bank of New York, Trustee	Exhibit 4(e) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

4(f)	Copy of the Thirty-Fourth Supplemental Indenture dated as of April 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4 to Report on Form 10-Q for the quarter ended June 30, 1986 (File No. 1-2385)

4(g)	Copy of the Thirty-Fifth Supplemental Indenture dated as of December 1, 1986, between DP&L and The Bank of New York, Trustee	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 1986 (File No. 1-9052)

4(h)	Copy of the Thirty-Sixth Supplemental Indenture dated as of August 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(i) to Registration Statement No. 33-53906

4(i)	Copy of the Thirty-Seventh Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(j) to Registration Statement No. 33-56162

4(j)	Copy of the Thirty-Eighth Supplemental Indenture dated as of November 15, 1992, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-56162

4(k)	Copy of the Thirty-Ninth Supplemental Indenture dated as of January 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(k) to Registration Statement No. 33-57928

4(l)	Copy of the Fortieth Supplemental Indenture dated as of February 15, 1993, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1992 (File No. 1-2385)

4(m)	Copy of Forty-First Supplemental Indenture dated as of February 1, 1999, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)
4(n)	Copy of Forty-Second Supplemental Indenture dated as of September 1, 2003, between DP&L and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)
4(o)	Copy of the Note Purchase Agreement dated as of April 6, 1999 for $500.0 million of 6.32% Senior Notes due 2004	Exhibit 4 to Report on Form 10-Q dated June 30, 1999 (File No. 1-9052)

4(p)	Copy of Rights Agreement between DPL Inc. and Equiserve Trust Company, N.A.	Exhibit 4 to Report on Form 8-K dated September 25, 2001 (File No. 1-9052)

4(q)	Copy of Securities Purchase Agreement dated as of February 1, 2000 by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO-I dated February 4, 2000 (File No. 1-9052)

4(r)

Copy of Revolving Credit Agreement dated as of December 12, 2003, between The Dayton Power & Light Company, Harris Nesbitt Corp. (as agent), KeyBank National Association (as agent and lead arranger) and the banks named therein

Exhibit 4(s) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)
4(s)	Copy of Revolving Credit Agreement dated as of June 1, 2004 between the Dayton Power and Light Company, KeyBank National Association (as agent and arranger) and LaSalle Bank National Association	Exhibit 4(ee) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

4(t)	Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004	Exhibit 4.1 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

4(u)	Exchange and Registration Rights Agreement dated March 25, 2004 between DPL Inc. and the purchasers	Exhibit 4.2 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

4(v)	Indenture dated as of March 1, 2000 between DPL Inc. and Bank One Trust Company, National Association	Exhibit 4(b) to Registration Statement No. 333-37972

4(w)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated March 1, 2000	Exhibit 4(c) to Registration Statement No. 333-37972

4(x)

Exchange and Registration Rights Agreement dated as of August 24, 2001 between DPL Inc., Morgan Stanley & Co., Incorporated, Bank One Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc.

Exhibit 4(a) to Registration Statement No. 333-74568

4(y)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated August 31, 2001	Exhibit 4(c) to Registration Statement No. 333-74568

4(z)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

4(aa)	First Supplemental Indenture dated as of August 31, 2001 relating to the subordinated debentures between DPL Inc. and The Bank of New York	Exhibit 4(b) to Registration Statement No. 333-74630

4(bb)

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

Exhibit 4(c) to Registration Statement No. 333-74630

4(cc)	Exchange and Registration Rights Agreement dated as of August 24, 2001 among DPL Inc., DPL Capital Trust II and Morgan Stanley & Co., Incorporated	Exhibit 4(d) to Registration Statement No. 333-74630

4(dd)

Copy of Term Note Agreement dated as of December 22, 2003, among DPL Inc., LaSalle Bank National Association (as agent), KeyBank National Association (as agent and lead arranger) and the banks named therein

Exhibit 4(t) to Report 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(a)*	Copy of Directors’ Deferred Stock Compensation Plan amended December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(b)*	Copy of Directors’ Deferred Compensation Plan amended December 31, 2000	Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(c)*	Copy of Management Stock Incentive Plan amended December 31, 2000	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(d)*	Copy of Key Employees Deferred Compensation Plan amended December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(e)*	Copy of Supplemental Executive Retirement Plan amended February 1, 2000	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

10(f)*	Copy of Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

10(g)*	Consulting contract dated as of December 31, 1996 between DPL Inc., The Dayton Power and Light Company and Peter H. Forster	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(i)*

Employment agreement dated as of July 21, 2004 effective as of May 16, 2004 between DPL Inc., The Dayton Power and Light Company and Robert D. Biggs; Letter Agreement and Stock Option Agreement, as amended, dated as of October 5, 2004 and effective as of May 16, 2004

Exhibit 10.1,10.2 and 10.3 to Report on Form 8-K filed on October 8, 2004 (File No. 1-9052)

10 (j)*	Employment agreement dated as of December 28, 2004 between DPL Inc., The Dayton Power and Light Company and John J. Gillen; Letter Agreement and Stock Option Agreement dated as of December 28, 2004	Exhibit 10.2 to Report on Form 8-K filed on December 28, 2004. (File No. 1-9052)

10(k)*	Employment agreement dated as of October 17, 2002 between DPL Inc., The Dayton Power and Light Company and Stephen F. Koziar, Jr.	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 2002 (File No. 1-9052)

10(l)*	Employment agreement dated as of January 3, 2003, between DPL Inc. and James V. Mahoney	Exhibit 10(j) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(m)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and W. Steven Wolff	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(n)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and Patricia K. Swanke	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2003 (File No.1-9052)

10(o)*	Employment agreement dated as of December 14, 2001, between DPL Inc., The Dayton Power and Light Company and Caroline E. Muhlenkamp	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(p)*

Change of Control Agreement dated as of December 15, 2000 between DPL Inc., The Dayton Power and Light Company and Stephen F. Koziar, Jr. and Management Stock Option Agreement dated February 1, 2000 and September 24, 2002 between DPL Inc. and Stephen F. Koziar, Jr.

Exhibit 10(n) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(q)*

Change of Control Agreement dated as of January 3, 2003, between DPL Inc., The Dayton Power and Light Company and James V. Mahoney and Management Stock Option Agreement dated as of January 3, 2003 between DPL Inc. and James V. Mahoney

Exhibit 10(o) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(r)*	Change of Control Agreement as amended dated as of September 10, 2004 between DPL Inc., The Dayton Power and Light Company and W. Steven Wolff	Exhibit 10(dd) to Report on Form 8-K filed September 23, 2004 (File No. 1-9052)

10(s)*

Change of Control Agreement dated as of July 1, 2004 between DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke and Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Patricia K. Swanke

Filed herewith as Exhibit 10(s)

10(t)*

Change of Control Agreement dated as of December 15, 2000 between DPL Inc., The Dayton Power and Light Company and Caroline E. Muhlenkamp and Management Stock Option Agreements dated as of February 1, 2000 and September 24, 2002 between DPL Inc. and Caroline E. Muhlenkamp

Exhibit 10(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(u)*	Management Services Agreement dated June 20, 2001 between Valley Partners, Inc. and each of MVE, Inc., Miami Valley Development Company and Miami Valley Insurance Company	Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(v)*	Administrative Services Agreement dated October 4, 2001 among Valley Partners, Inc., DPL Inc., The Dayton Power and Light Company and the Trustees named therein	Exhibit 10(t) to Report on Form 10-K for the ear ended December 31, 2003 (File No. 1-9052)

10(w)*

Letter agreement dated December 15, 2003, terminating Management Services Agreement dated June 20, 2001 between Valley Partners, Inc. and each of MVE, Inc., Miami Valley Development Company and Miami Valley Insurance Company and Administrative Services Agreement dated October 4, 2001 among Valley Partners, Inc., DPL Inc., The Dayton Power and Light Company and the Trustees named therein

Exhibit 10(u) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(x)*

Amended and Restated Master Trust Agreement, dated as of January 1, 2001 by and among The Dayton Power and Light Company, the grantor, DPL Inc., and Bank of America, N.A., Richard J. Chernesky, Richard A. Broock, and Frederick J. Caspar

Exhibit 10(v) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(y)*

Second Amended and Restated Master Trust Agreement, dated as of January 1, 2001, by and among The Dayton Power and Light Company, the grantor, DPL Inc., Bank One Trust Company, N.A., Richard J. Chernesky, Richard A. Broock, and Frederick J. Caspar

Exhibit 10(w) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(z)*

Trustee Fee Agreement dated as of April 26, 2004, by and among Richard J. Chernesky, Richard A. Broock and Frederick J. Caspar, solely in their capacities as trustees of the Master Trusts and not individually and DPL Inc., and The Dayton Power and Light Company

Exhibit 10(x) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(aa)*	Long Term Incentive Plan of DPL Inc. dated as of January 20, 2003	Exhibit 10(aa) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(bb)*	Employment Agreement and Change of Control Agreement as of September 10, 2004 between DPL Inc. and Gary Stephenson	Exhibit 10(ee) to Report on Form 8-K filed on September 10, 2004 (File No. 1-9052)

10(cc) *

MVE Incentive Program – Annex A and Letter to Peter H. Forster as of February 16, 2000 and Management Stock Option Agreements dated as of February 1, 2000 and September 24, 2002 between DPL Inc. and Peter H. Forster

Exhibit 10(ff) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(dd) *	Employment agreement dated as of June 9, 2003, as amended by attached letter dated October 18, 2004, between DPL Inc., The Dayton Power and Light Company and Miggie E. Cramblit	Exhibit 10(gg) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(ee) *	Employment agreement and Change of Control Agreement dated as of July 21, 2003 between DPL Inc. and Daniel L. Thobe	Exhibit 10(hh) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

10(ff) *	Employment agreement dated as of December 21, 2004 between DPL Inc., The Dayton Power and Light Company and James V. Mahoney	Exhibit 10.1 to Form 8-K filed on December 28, 2004 (File No. 1-9052)

10(gg)	Purchase and Sale Agreement dated as of February 13, 2005 between MVE, Inc., Miami Valley Insurance Company and AlpInvest/Lexington 2005, LLC	Exhibit 10.1 to Form 8-K filed on February 18, 2005 (File No. 1-9052)

16	Letter regarding Change in Certifying Accountant	Exhibit 16(a) to Form 8-K, filed on March 13, 2003 (File No. 1-9052)

18	Copy of preferability letter relating to change in accounting for unbilled revenues from Price Waterhouse LLP	Exhibit 18 to Report on Form 10-K for the year ended December 31, 1987 (File No. 1-9052)

21	List of Subsidiaries of DPL Inc.	Filed herewith as Exhibit 21

23(a)	Consent of KPMG LLP	Filed herewith as Exhibit 23(a)

23(b)	Consent of PricewaterhouseCoopers LLP	Filed herewith as Exhibit 23(b)

31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

99(a)	Report of Taft, Stettinius & Hollister LLP, dated April 26, 2004	Exhibit 99(a) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

99(b)	Supplement to the April 26, 2004 Report of Taft, Stettinius & Hollister LLP, dated May 15, 2004	Exhibit 99(b) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

99(c)

Complaint filed in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida – Peter H. Forster and Caroline E. Muhlenkamp v. DPL Inc., The Dayton Power and Light Company and MVE, Inc.

Exhibit 99(c) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

99(d)

Complaint filed in Montgomery County Court of Common Pleas, Montgomery County, Ohio – DPL Inc., The Dayton Power and Light Company and MVE, Inc. v. Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar, Jr.

Exhibit 99(d) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

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

(b)  Reports on Form 8-K

On October 4, 2004, DPL Inc. filed a Form 8-K reporting under Item 5.02, that DPL Inc. and The Dayton Power and Light Company had appointed four new directors (Glenn E. Harder, General Lester L. Lyles (Ret.), Dr. Ned J. Sifferlen and James V. Mahoney) to their respective boards of directors.  Mr. Harder was appointed to the DPL Inc. Audit Committee.

On October 8, 2004, DPL Inc. and The Dayton Power and Light Company filed a Form 8-K reporting under Item 1.01 a modification in its employment agreement with Robert D. Biggs, Executive Chairman, to clarify the issuance of DPL Inc. stock options to Mr. Biggs and attaching a copy of his Letter Agreement and Stock Option Plan.

On October 14, 2004 DPL Inc. filed a Form 8-K reporting under Item 8.01 the receipt of a letter from the Securities and Exchange Commission questioning the exempt status of DPL Inc. from the registration requirements under the Public Utility Holding Company Act of 1935 and granting DPL Inc. thirty days to file a good faith application (Form U-1) which would maintain DPL Inc.’s exempt status until addressed by the Securities and Exchange Commission.

On November 3, 2004, DPL Inc. filed a Form 8-K reporting under Item 4.02, that as a result of DPL Inc.’s review of its 2003 and previous years financial statements, DPL Inc. could no longer rely on 2002 and 2001 annual financial statements, including quarterly financial statements from March 31, 2002 through September 30, 2003 and that such previously filed financial statements would need to be restated.

On November 12, 2004, DPL Inc. filed a Form 8-K reporting under Item 2.02 the following: (i) the DPL Inc. six months earnings report; and under Item 8.01 (ii) the DPL Inc. filing of its Annual Report on Form 10-K; (iii) the DPL Inc. filing of its 2004 1st and 2nd Quarter Reports on Form 10-Q; (iv) the setting of DPL Inc.’s Annual Shareholder Meeting for December 22, 2004.

On November 19, 2004, DPL Inc. filed a Form 8-K reporting under Item 2.02 its earnings announcement for the first nine months of 2004 and under Item 8.01 the filing of its 2004 3rd Quarter Report on Form 10-Q.

On November 19, 2004, DPL Inc. filed a Form 8-KA, reporting under Item 5.02 and amending its Form 8-K filed on October 4, 2004 to announce the following Board of Director committee appointments: Dr. Sifferlen-Audit Committee and Nominating and Corporate Governance Committee; Lester Lyles- Nominating and Corporate Governance Committee; Glenn Harder-Compensation Committee (in addition to the Audit Committee).

On December 28, 2004, DPL Inc. filed a Form 8-K under Item 1.01, that DPL Inc. and The Dayton Power and Light Company had entered into a new employment agreement with James V. Mahoney in recognition of this promotion to President and Chief Executive Officer and further under Items 5.02 and 1.01, DPL Inc. and The Dayton Power and Light Company announced the appointment of John J. Gillen as Senior Vice President and Chief Financial Officer and the completion of an employment agreement with Mr. Gillen.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.

March 11, 2005
By:	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer
(principal executive officer)

March 11, 2005	/s/ John J. Gillen
John J. Gillen
Senior Vice President and Chief Financial
Officer (principal financial and principal
accounting officer)

March 11, 2005	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. D. Biggs	Director and Executive Chairman	March 11, 2005
(R. D. Biggs)

/s/ P. R. Bishop	Director	March 11, 2005
(P. R. Bishop)

/s/ J. F. Dicke, II	Director	March 11, 2005
(J. F. Dicke, II)

/s/ E. Green	Director	March 11, 2005
(E. Green)

/s/ J. G. Haley	Director	March 11, 2005
(J. G. Haley)

/s/ G.E. Harder	Director	March 11, 2005
(G. E. Harder)

/s/ W. A. Hillenbrand	Director and Vice-Chairman	March 11, 2005
(W. A. Hillenbrand)

/s/ L.L. Lyles
(L. L. Lyles)	Director	March 11, 2005

/s/ J. V. Mahoney	Director, President and Chief	March 11, 2005
(J. V. Mahoney)	Executive Officer (principal executive officer)

/s/ N.J. Sifferlen
(N.J. Sifferlen)	Director	March 11, 2005

/s/ J. J. Gillen	Senior Vice President and	March 11, 2005
(J. J. Gillen)	Chief Financial Officer (principal financial and principal accounting officer)

/s/ D. L. Thobe	Corporate Controller	March 11, 2005
(D. L. Thobe)

Schedule II

DPL Inc.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31,

$ in thousands

Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2004:
Deducted from accounts receivable–

Provision for uncollectible accounts	$6,003	$3,371	$8,289	$1,085

2003:
Deducted from accounts receivable–

Provision for uncollectible accounts	$11,094	$3,672	$8,763	$6,003

2002:
Deducted from accounts receivable–

Provision for uncollectible accounts	$12,464	$3,612	$4,982	$11,094

(1)       Amounts written off, net of recoveries of accounts previously written off.