Form 10-Q
period 2005-03-31
DPL INC
filed 2005-05-04
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

YES        ☒        NO        ☐

As of April 30, 2005, 126,501,404 shares of the registrant’s common stock were outstanding.

DPL INC.
INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Statement of Results of Operations	3

	Consolidated Statement of Cash Flows	4

	Consolidated Balance Sheet	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

	Operating Statistics	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29

Item 4.	Controls and Procedures	29

Part II. Other Information

Item 1.	Legal Proceedings	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	30

Other

Signatures

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

The Company’s public web site is http://www.dplinc.com.  The Company makes available through its web site, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.

In addition, the Company’s public web site includes other items related to corporate governance matters, including, among other things, the Company’s governance guidelines, charters of various committees of the Board of Directors and the Company’s code of business conduct and ethics applicable to all employees, officers and directors.  You may obtain copies of these documents, free of charge, by sending a request, in writing, to DPL Investor Relations, 1065 Woodman Drive, Dayton, Ohio 45432.

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

$ in millions except per share amounts	Three Months Ended March 31,
	2005	2004
Revenues
Electric revenues	$304.5	$299.8
Other revenues, net of fuel costs	2.6	2.6
Total revenues	307.1	302.4

Operating Expenses
Fuel	78.5	63.6
Purchased power	28.8	28.0
Operation and maintenance	53.7	50.4
Depreciation and amortization	35.9	34.0
General taxes	27.8	27.4
Amortization of regulatory assets, net	0.5	0.1
Total operating expenses	225.2	203.5

Operating Income	81.9	98.9

Investment income	5.9	4.3
Interest expense	(39.1)	(44.5)
Other income	11.6	4.2
Income from continuing operations before income tax	60.3	62.9

Income tax expense	24.2	24.0
Income from continuing operations	36.1	38.9

Discontinued operations (Note 2)
Income from discontinued operations	35.0	18.0
Gain on disposal of discontinued operations	28.8	—
Income tax expense	26.2	7.2
Income from discontinued operations	37.6	10.8
Net Income	$73.7	$49.7

Average Number of Common Shares Outstanding (millions)
Basic	120.4	120.0
Diluted	127.8	121.3

Earnings Per Share of Common Stock
Basic:
Income from continuing operations	$0.30	$0.32
Income from discontinued operations	0.31	0.09
Total Basic	$0.61	$0.41

Diluted:
Income from continuing operations	$0.28	$0.32
Income from discontinued operations	0.30	0.09
Total Diluted	$0.58	$0.41
Dividends Paid Per Share of Common Stock	$0.240	$0.240

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
$ in millions	2005	2004
Operating Activities
Net income	$73.7	$49.7
Less: Income from discontinued operations (Note 2)	(37.6)	(10.8)
Income from continuing operations	36.1	38.9

Adjustments:
Depreciation and amortization	35.9	34.0
Amortization of regulatory assets, net	0.5	0.1
Deferred income taxes	12.8	40.3
Captive insurance provision	1.3	1.2
Gain on sale of other investments	(4.2)	(3.4)
Changes in working capital:
Accounts receivable	3.7	6.4
Accounts payable	(6.4)	0.2
Accrued taxes payable	(5.6)	(66.8)
Accrued interest payable	(16.5)	(8.2)
Prepayments	7.2	6.6
Inventories	(8.1)	(7.8)
Deferred compensation assets	3.5	8.8
Deferred compensation obligations	0.7	(6.7)
Other (Note 3)	(1.1)	(19.9)
Net cash provided by operating activities	59.8	23.7

Investing Activities
Capital expenditures	(43.0)	(26.7)
Purchases of fixed income and equity securities	(7.1)	(15.7)
Sales of other fixed income and equity securities	25.1	110.5
Net cash provided by / (used for) investing activities	(25.0)	68.1

Financing Activities
Issuance of long-term debt, net	—	174.7
Retirement of long-term debt	(6.0)	(5.0)
Retirement of preferred securities	(0.1)	—
Dividends paid on common stock	(28.5)	(28.7)
Net cash provided by / (used for) financing activities	(34.6)	141.0

Cash flow from continuing operations	0.2	232.8
Cash flow from discontinued operations	747.2	44.4
Balance at beginning of period	202.1	337.6
Balance at end of period	$949.5	$614.8

Cash Paid During the Period for:
Interest	$54.2	$50.7
Income taxes	$6.7	$40.7

See Notes to Consolidated Financial Statement.

These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET

$ in millions	At March 31, 2005	At December 31, 2004
ASSETS

Property
Property, plants and equipment	$4,526.9	$4,495.0
Less: Accumulated depreciation and amortization	(1,995.6)	(1,964.9)
Net property	2,531.3	2,530.1

Current Assets
Cash and cash investments	949.5	202.1
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.1 respectively	165.2	175.7
Inventories, at average cost (Note 3)	80.2	72.1
Prepaid taxes	34.8	46.4
Private securities under the equity method, held for sale (Note 2)	1.9	—
Private securities under the cost method, held for sale (Note 2)	87.9	—
Other (Note 3)	20.7	34.3
Total current assets	1,340.2	530.6

Other Assets
Financial assets
Public securities	94.2	86.9
Private securities under the equity method (Note 2)	—	304.0
Private securities under the cost method (Note 2)	—	522.3
Total financial assets	94.2	913.2

Income taxes recoverable through future revenues	32.4	32.5
Other regulatory assets	50.9	41.5
Other (Note 3)	112.1	117.6
Total other assets	289.6	1,104.8

Total Assets	$4,161.1	$4,165.5

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEET

(continued)

$ in millions	At March 31, 2005	At December 31, 2004

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	16.2	15.8
Warrants	50.0	50.0
Common stock held by employee plans	(84.4)	(85.7)
Accumulated other comprehensive income	37.4	65.5
Earnings reinvested in the business	1,042.3	997.1
Total common shareholders’ equity	1,062.8	1,044.0

Preferred stock	22.9	23.0

Long-term debt (Note 7)	2,109.8	2,117.3
Total capitalization	3,195.5	3,184.3

Current Liabilities
Current portion - long-term debt	14.9	13.5
Accounts payable	109.0	113.4
Accrued taxes	107.6	137.2
Accrued interest	25.7	42.1
Other (Note 3)	32.9	20.7
Total current liabilities	290.1	326.9

Deferred Credits and Other
Deferred taxes	403.8	384.8
Unamortized investment tax credit	48.6	49.3
Insurance and claims costs	26.2	24.9
Other (Note 3)	196.9	195.3
Total deferred credits and other	675.5	654.3

Contingencies (Note 9)

Total Capitalization and Liabilities	$4,161.1	$4,165.5

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Basis of Consolidation

DPL Inc. (DPL or the Company) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DPL and its majority-owned subsidiaries.  DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L), a public utility that sells electricity to residential, commercial, industrial and governmental customers in West Central Ohio.  Other significant subsidiaries of DPL (all of which are wholly-owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major governmental, industrial and commercial customers in West Central Ohio; MVE, Inc. (MVE) which is primarily responsible for the management of the Company’s financial asset portfolio; Plaza Building, Inc., which owns all the capital stock of MVE; and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.  Investments that are not majority owned are accounted for using the equity method when DPL’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

DPL has prepared the unaudited consolidated financial statements in this report, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL’s 2004 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R establishes standards in which to account for transactions where an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or settled by issuance of equity instruments.  This statement focuses primarily on accounting for employee services paid for by share-based transactions.  SFAS 123R requires a public entity to measure the cost of employee services received and paid for by equity instruments to be based on the fair-value of such equity on the grant date.  This cost is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred will be based on the fair-value of equity instruments and then be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date will be estimated using option-pricing models and excess tax benefits will be recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement shall be effective for the Company no later than January 1, 2006.  DPL is currently accounting for such share-based transactions granted after January 1, 2003, using SFAS 123, “Accounting for Stock-Based Compensation.”  DPL is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

Inventory Costs

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (SFAS 151). The amendments made by SFAS 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company is evaluating the impact of the adoption of SFAS 151 but does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company is evaluating the impact of the adoption of SFAS 153 but does not believe the impact will be significant to the Company’s overall results of operations, cash flows or financial position.

Discontinued Operations

In November, 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (SFAS No. 144).  This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  Operating results related to a component that is either disposed of or classified as held for sale within an enterprise’s fiscal year that includes November 30, 2004, may be classified to reflect the consensus.  The Company has accounted for the sale of the portfolio according to SFAS No. 144.

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  DPL reduced its tax expense by $0.5 million in the first quarter of 2005 as a result of the deduction for qualified domestic production activities.

2.  Discontinued Operations

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  These private equity funds were reflected in the Financial Asset Portfolio segment.  (See Note 8 of Notes to Consolidated Financial Statements.)  Sales proceeds and any related gains or losses are recognized as each fund closes.  Among other closing conditions, each fund requires the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and provided approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.  During April 2005, three of these remaining funds were sold, resulting in an estimated pre-tax gain of $11 million and net proceeds of approximately $28 million that will be recorded in the second quarter of 2005.  The remaining private equity funds are expected to be sold or transferred pursuant to the agreement during 2005.  The remaining funds are estimated to result in approximately $95 million in additional net proceeds.  To the extent the interests in any funds are not sold or transferred because a general partner withholds consent, the purchase and sale agreement provides for an alternative closing mechanism in which the economic aspects of the seller’s investment are transferred to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds.

Income from discontinued operations (pre-tax) in the first quarter of 2005 of $35.0 million is comprised of $40.3 million of investment income less $5.3 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) in the first quarter of 2004 of $18.0 million is comprised of $24.8 million of investment income less $6.8 million of associated management fees and other expenses.

Income tax expense from discontinued operations was $26.2 million and $7.2 million for the first quarter of 2005 and 2004, respectively.

The remaining private equity funds of $89.8 million at March 31, 2005 were classified as held for sale.  These funds are comprised of $1.9 million classified under the equity method and $87.9 million classified under the cost method.  Other assets and liabilities of the discontinued operation were as follows:

	At March 31,
	2005	2004

Assets	$0.8	$12.9

Liabilities	$44.1	$14.0

Other assets are comprised of prepaid management fees on funds which have not transferred.  Other liabilities consist primarily of accrued income taxes, legal and professional fees and a reserve for estimated obligations under certain consulting and employment agreements that are currently being challenged as described in Legal Proceedings.

The sale and transfer of each private equity investment is subject to the approval of the general partner or other applicable manager of each investment and other customary closing conditions.  Closing for the sale of each investment occurs as required approvals are obtained or, if required approvals are not obtained, as the alternative mechanism described above is employed.

3.  Supplemental Financial Information

Balance Sheet $ in millions	At March 31, 2005	At December 31, 2004

Inventories, at average cost
Plant materials and supplies	$31.3	$31.4
Fuel and emission allowances	49.2	40.7
Other	(0.3)	—
Total inventories, at average cost	$80.2	$72.1

Other current assets
Prepayments	$3.3	$16.3
Deposits and other advances	6.1	6.6
Current deferred income taxes	7.6	6.8
Other	3.7	4.6
Total other current assets	$20.7	$34.3

Other deferred assets
Master Trust assets	$31.0	$34.8
Prepaid pension	37.4	38.2
Unamortized loss on reacquired debt	23.3	23.8
Investment in Capital Trust	9.9	10.0
Unamoritized debt expense	9.4	9.7
Other	1.1	1.1
Total other deferred assets	$112.1	$117.6

Other current liabilities
Customer security deposits and other advances	$18.4	$17.3
Current deferred income taxes	12.1	—
Other	2.4	3.4
Total other current liabilities	$32.9	$20.7

Other deferred credits
Asset retirement obligations - regulated property	$79.2	$77.5
Trust obligations	69.5	68.2
Retirees’ health and life benefits	32.0	32.4
Environmental reserves	0.1	0.1
Legal reserves	2.8	3.3
Asset retirement obligations - generation	5.2	5.1
Other	8.1	8.7
Total other deferred credits	$196.9	$195.3

	Three Months Ended March 31,
$ in millions	2005	2004
Cash flows - Other
Payroll taxes payable	$(1.4)	$(11.2)
Deferred management fees	7.1	(4.9)
Deposits and other advances	1.5	(3.9)
Deferred storm costs	(9.7)	—
Other	1.4	0.1
Total cash flows - Other	$(1.1)	$(19.9)

Comprehensive Income
Net income	$73.7	$49.7
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	(0.2)	1.4
Net change in unrealized losses on foreign currency translation adjustments (Note 2)	(41.6)	(9.3)
Net change in deferred gains on cash flow hedges	(1.3)	(0.7)
Deferred income taxes related to unrealized gains	15.0	2.8
Comprehensive income	$45.6	$43.9

4.  Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 0.4 million stock options in the first quarter of 2005 and 37.7 million warrants and stock options in the first quarter of 2004 were excluded from the computation of diluted earnings per share because they were anti-dilutive. These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three months ended March 31,
	2005			2004
$ in millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$73.7	120.4	$0.61	$49.7	120.0	$0.41

Effect of Dilutive Securities:
Restricted stock units		1.2			1.2
Warrants		5.4			—
Stock options		0.8			0.1
Diluted EPS	$73.7	127.8	$0.58	$49.7	121.3	$0.41

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$1.0	$0.9	$—	$—
Interest cost	3.9	4.0	0.4	0.5
Expected return on assets	(5.4)	(5.4)	(0.1)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	0.9	0.5	(0.3)	(0.2)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	0.1	—
Net periodic benefit cost	$1.0	$0.6	$0.1	$0.1

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement

2005	$14.5	$2.9
2006	$19.3	$3.5
2007	$19.7	$3.4
2008	$19.8	$3.4
2009	$19.8	$3.3
2010 – 2014	$104.1	$13.8

6.              Stock-Based Compensation

DPL accounts for stock options granted on or after January 1, 2003 under the fair value method set forth in FASB Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (SFAS 123).  This standard requires the recognition of compensation expense for stock-based awards to reflect the fair value of the award on the date of grant.  DPL follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Accounting Principles Board and FASB interpretations in accounting for stock-based compensation granted before January 1, 2003.  If DPL had used the fair value method of accounting for stock-based compensation granted prior to 2003, net income and earnings per share would have been reported as follows:

	Three Months Ended March 31,
$ in millions	2005	2004
Net income, as reported	$73.7	$49.7
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	—	(0.7)
Pro-forma net income	$73.7	$49.0

Earnings per share:
Basic - as reported	$0.61	$0.41
Basic - pro-forma	$0.61	$0.41

Diluted - as reported	$0.58	$0.41
Diluted - pro-forma	$0.58	$0.40

7.              Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	At March 31, 2005	At December 31, 2004
First Mortgage Bonds maturing: 2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing through 2027 - 6.43% (a)	104.4	104.4
	574.4	574.4

Note to Capital Trust II 8.125% due 2031	300.0	300.0

Guarantee of Air Quality Development Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 8.0% Series due 2009	175.0	175.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Notes maturing through 2007 - 7.83%	25.5	33.0
Obligation for capital leases	3.6	3.8
Unamortized debt discount and premium (net)	(3.7)	(3.9)
Total	$2,109.8	$2,117.3

(a)  Weighted average interest rates for 2005 and 2004.

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes and the capital leases are $7.2 million for the remainder of 2005, $16.3 million in 2006, $452.5 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities was filed with the SEC on April 26, 2005.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement, supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of March 31, 2005, DP&L had three outstanding letters of credit for a total of $3.5 million.

The $175 million 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%.  The exchange offer registration for these securities is expected to be filed during 2005.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L had no outstanding borrowings under this credit facility at March 31, 2005 or at year-end 2004.  Fees associated with this credit facility were approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

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

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses are recognized as each fund closes.  Among other closing conditions, each fund requires the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds.  The sales of three additional private equity funds were completed in April 2005.  The remaining private equity funds are expected to be sold or transferred pursuant to the agreement during 2005.  To the extent the interests in any funds are not sold or transferred because a general partner withholds consent, the purchase and sale agreement provides for an alternative closing mechanism in which the economic aspects of the seller’s investment are transferred to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds.  DPL will continue to report the financial asset portfolio as a separate segment until substantially all sales and transfer transactions are complete.  (See Note 2 of Notes to Consolidated Financial Statements.)

$ in millions	At March 31, 2005	At March 31, 2004

Revenues:
Electric	$304.5	$299.8
Other	2.6	2.6
	$307.1	$302.4

Operating income:
Electric	$89.3	$106.4
Other (b)	(7.4)	(7.5)
Total operating income	81.9	98.9

Investment income (loss)
Financial asset portfolio income (loss)	$102.5	$49.7
Less: management fees and other income	9.3	6.8
Net financial asset portfolio income (loss) (a)	93.2	42.9
GAAP adjustments and other (c)	(87.3)	(38.6)
Investment income (loss)	$5.9	$4.3

Depreciation and amortization:
Electric	$35.9	$34.0
Financial asset portfolio	—	—
Other	—	—
Total	$35.9	$34.0

Expenditures - construction additions:
Electric	$35.2	$23.6
Financial asset portfolio	—	—
Other	0.2	0.2
Total	35.4	23.8

Assets:
Electric	$2,939.0	$2,973.0
Financial asset portfolio (a)	439.0	1,010.5
Other	12.4	27.2
Unallocated corporate assets	1,026.3	651.5
Adjustments to reconcile segment assets to total assets (c)	(255.6)	(114.2)
Total assets	$4,161.1	$4,548.0

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

(c)               Represents amounts necessary to reconcile results from Company non-GAAP internal management reports to consolidated GAAP results for the Financial Asset Portfolio segment.  This adjustment includes the gain on the sale of the portfolio and investment income reclassified to discontinued operations.

9.  Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2005, cannot be reasonably determined.

Environmental Matters

DPL and its subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, DPL has investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  DPL has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  DPL records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” (SFAS 5).  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DPL accrues for the low end of the range.  Because of uncertainties related to these matters accruals are based on the best information available at the time.  DPL evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on the Company’s results of operations and financial position.

Legal Matters

On August 24, 2004, DPL, DP&L and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  DPL, DP&L and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that DPL, DP&L and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp have filed motions to dismiss the Complaint and motions to stay discovery.  DPL and DP&L have filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  DPL, DP&L and MVE have filed a brief opposing that motion.  All of the foregoing motions are pending.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the DPL private equity portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of the portfolio.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The motion is pending and has been set for hearing on May 6, 2005.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At March 31, 2005, these include:

	Payment Year
Long Term Obligations
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$6.4	$467.0	$275.0	$1,371.7	$2,120.1
Interest payments	94.1	274.5	201.9	927.6	1,498.1
Pension and postretirement payments	17.4	45.9	46.3	117.9	227.5
Capital leases	0.8	1.8	1.4	0.6	4.6
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	265.3	575.3	83.7	85.5	1,009.8
Other long-term obligations	17.2	12.7	0.5	—	30.4
Total long-term obligations	$402.0	$1,378.1	$608.8	$2,503.3	$4,892.2

(a) DP&L operated units

Long-term debt:

Long-term debt as of March 31, 2005, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  (See Note 7 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of March 31, 2005, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of March 31, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2005, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At March 31, 2005, these include:

	Expiring Year
Commercial Commitments
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$100.0	$17.8	$—	$—	$117.8

Credit facilities:

In June 2004, DP&L replaced its previous $150 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At March 31, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

OTHER MATTERS

Updates on Competition and Regulation

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) is conducting an investigation into the financial condition of The Dayton Power and Light Company (DP&L) as a result of previously disclosed matters raised by a Company employee during the 2003 year-end financial closing process (the Thobe Memorandum).  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and will continue to cooperate with the PUCO to resolve any outstanding issues in this investigation.  On March 29, 2005, the OCC filed comments with the PUCO on the Company’s financial plan of integrity, requesting the PUCO continue the investigation and monitor DP&L’s progress toward implementation of its financial plan of integrity.

As of March 31, 2005 four unaffiliated marketers were registered as competitive retail electric service (CRES) providers in DP&L’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2004.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of DP&L’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that DP&L has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of DP&L’s billing services that DP&L will charge CRES providers.  Additionally, on October 19, 2004, DP&L entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that DP&L will modify the manner in which customer partial payments are applied to billing charges and DP&L will no longer offer to purchase the receivables of CRES providers who operate in DP&L’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  This Order gives the Company the right to defer costs of approximately $18 million and later file for recovery over a five year period to begin January 1, 2006, subject to PUCO approval.  On March 4, 2005, the OCC filed a Motion for Rehearing with the PUCO.  On March 23, 2005 the PUCO denied the OCC Motion for Rehearing.

On April 4, 2005, DP&L filed a request at the PUCO to implement a rate stabilization surcharge effective January 1, 2006.  The proposed rate surcharge request supports over $100 million in increased costs and is designed to partially reimburse DP&L for certain costs of providing electric service related to fuel, environmental compliance, taxes, regulatory changes and security measures.  The surcharge is capped at 11% of the generation portion of DP&L’s rates.  The surcharge, if approved, would result in approximately $76 million in additional revenue in 2006.

Update on Environmental Considerations

Air and Water Quality

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005.  Although not yet published, CAIR will have a material effect on the Company’s operations.  DP&L anticipates that Phase I of CAIR will require the installation of flue gas desulfurization (FGD) equipment and annual operation of the currently-installed SCR.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005.  Although not yet published, the final rules will have a material effect on the Company’s operations.  DP&L anticipates that the FGD being planned to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R.  DP&L expects that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018.  On March 29, 2005, nine states sued USEPA, opposing the regulatory approach taken by USEPA.  On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R.

Under the CAIR and CAM-R cap and trade programs for SO2, NOx and mercury, the Company estimates it will spend more than $500 million from 2005 through 2008 to install the necessary pollution controls.  If CAM-R litigation results in plant specific mercury controls, the Company’s costs may be higher.  Due to the ongoing uncertainties associated with the litigation of the CAM-R, the Company cannot project the final costs at this time.

OVERVIEW AND FUTURE EXPECTATIONS

During the first quarter of 2005, DPL completed the sale of interests in forty out of forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc., resulting in a pre-tax gain of $28.8 million from the sale of discontinued operations and which provided approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  Sales proceeds and any related gains or losses are recognized as each fund closes.  Among other closing conditions, each fund requires the transaction to be approved by the respective general partner of each fund.  During April 2005, three of the remaining funds were sold, resulting in an estimated pre-tax gain of $11 million and net proceeds of approximately $28 million that will be recorded in the second quarter of 2005.  The remaining private equity funds are expected to be sold or transferred pursuant to the agreement during 2005.  The remaining funds are estimated to result in approximately $95 million in additional net proceeds.  To the extent the interests in any funds are not sold or transferred because a general partner withholds consent, the purchase and sale agreement provides for an alternative closing mechanism in which the economic aspects of the seller’s investment are transferred to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds.

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a Regional Transmission Organization (RTO), whose role is to administer an electric marketplace and insure reliability.  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

DPL’s operating income for the first quarter of 2005 decreased $17.0 million compared to the first quarter of 2004.  Total revenues of $307.1 million in the first quarter of 2005 exceeded total revenues for the first quarter of 2004 by $4.7 million primarily resulting from an increase in market rates and ancillary revenues associated with participation in PJM.  This increase was partially offset by lower electric sales volume.  Operating expenses of $225.2 million in the first quarter of 2005 exceeded the first quarter of 2004 by $21.7 million or 11% primarily resulting from increased fuel costs.  DPL’s reported basic earnings per share of $0.61 in the first quarter of 2005 increased $0.20 per share from the first quarter of 2004 of $0.41.   This increase was primarily related to the sale of the portfolio.  DPL’s reported basic earnings per share from continuing operations was $0.30 per share for the first quarter of 2005 compared to $0.32 per share for the first quarter of 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended March 31,
$ in millions	2005	2004

Electric revenues	$304.5	$299.8
Less: Fuel	78.5	63.6
Purchased power	28.8	28.0
Net electric margin (a)	$197.2	$208.2

Net electric margin as a percentage of electric revenues	64.8%	69.4%

Operating income	$81.9	$98.9

(a)               For purposes of discussing operating results DPL presents and discusses net electric margin. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues increased to $304.5 million in the first quarter of 2005 compared to $299.8 million for the first quarter of 2004 reflecting higher average rates for wholesale and retail revenues and ancillary revenues associated with participation in PJM.  These increases were offset by lower retail and wholesale sales volume.

Retail revenues decreased $2.0 million in the first quarter of 2005 compared to the retail revenues in the first quarter of 2004, primarily resulting from $4.2 million in decreased sales volume, partially offset by $2.2 million related to higher average rates.  The higher average rates were primarily the result of a difference in the balance of sales among the various categories of customers.  Wholesale revenue decreased $8.8 million, primarily related to a $12.6 million decline in sales volume that was partially offset by a $3.8 million increase related to higher average market rates.  During the first quarter of 2005, ancillary revenues from PJM were $15.5 million.  The Company did not participate in PJM for the same period for 2004.  PJM ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply and regulation services.  Heating degree-days were down 2% to 2,897 for the first quarter of 2005 compared to 2,949 for the same period in 2004.

Electric Margins, Fuel and Purchased Power

Net electric margin of $197.2 million in the first quarter of 2005 decreased by $11.0 million from $208.2 million in the first quarter of 2004.  As a percentage of total electric revenues, net electric margin decreased by 4.6 percentage points to 64.8% from 69.4%.  This decline is primarily the result of increased fuel costs, partially offset by a moderate increase in Electric revenues.  Fuel costs increased by $14.9 million or 23% in the three months ended March 31, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including emission allowances.  Purchased power costs increased by $0.8 million or 3% in the first quarter 2005 compared to the same period in 2004 primarily resulting from charges of $13.4 million associated with moving power across PJM and $1.8 million related to higher average market prices, partially offset by $14.4 million related to lower purchased power volume.

Operation and Maintenance Expense

Operation and maintenance expense slightly increased $3.3 million or 7% for the three months ended March 31, 2005 compared to the same period in 2004 primarily resulting from $1.8 million of PJM administrative fees incurred in the first quarter of 2005 but not in the comparable period for 2004.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million in the first quarter of 2005 compared to the first quarter of 2004 primarily reflecting a higher plant base.

Investment Income (Loss)

Investment income increased by $1.6 million in the first quarter of 2005 compared to the first quarter of 2004.  This increase was the result of $0.8 million in foreign currency translation gains and $0.8 million of interest income.

Interest Expense

Interest expense decreased $5.4 million or 12% in the first quarter of 2005 compared to the first quarter of 2004 primarily relating to reduced debt levels.  (See Note 7 of Notes to Consolidated Financial Statements.)

Other Income

Other income for the first quarter ended March 31, 2005 increased $7.4 million compared to other income of $4.2 million for the first quarter ended March 31, 2004.  This increase primarily resulted from $12.3 million realized from the sale of pollution control emission allowances in the first quarter of 2005 compared to $5.5 million in the first quarter of 2004.

Discontinued Operations

On February 13, 2005, DPL, through its subsidiaries MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  These private equity funds are reflected in the Financial Asset Portfolio segment.  Sales proceeds and any related gains or losses are recognized as each fund closes.  Among other closing conditions, each fund requires the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and provided approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.  During April 2005, three of the remaining funds were sold, resulting in an estimated pre-tax gain of $11 million and net proceeds of approximately $28 million that will be recorded in the second quarter of 2005.  The remaining private equity funds are estimated to result in approximately $95 million in additional net proceeds.  To the extent the interests in any funds are not sold or transferred because a general partner withholds consent, the purchase and sale agreement provides for an alternative closing mechanism in which the economic aspects of the seller’s investment are transferred to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds.

Income from discontinued operations (pre-tax) in the first quarter of 2005 of $35.0 million is comprised of $40.3 million of investment income less $5.3 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) in the first quarter of 2004 of $18.0 million is comprised of $24.8 million of investment income less $6.8 million of associated management fees and other expenses.

Income tax expense from discontinued operations was $26.2 million and $7.2 million for the first quarter of 2005 and 2004, respectively.

The remaining private equity funds of $89.8 million at March 31, 2005 are classified as held for sale.  These funds are comprised of $1.9 million classified under the equity method and $87.9 million classified under the cost method.

The sale and transfer of each private equity investment is subject to the approval of the general partner or other applicable manager of each investment and other customary closing conditions.  Closing for the sale of the investments will occur as required approvals are obtained or, if required approvals are not obtained, as the alternative mechanism described above is employed.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DPL’s cash and cash equivalents totaled $949.5 million at March 31, 2005, compared to $614.8 million at March 31, 2004.  This increase was primarily attributed to $691 million of net proceeds received from the sale of the private equity funds.

The Company generated net cash from operating activities of $59.8 million and $23.7 million for the first quarter of 2005 and 2004, respectively. The net cash provided by operating activities in the first quarter of 2005 was primarily the result of operating profitability, partially offset by cash used for working capital.  The net cash provided by operating activities in the first quarter of 2004 was primarily the result of operating profitability, partially offset by working capital, specifically the timing of tax payments. The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow from utility operations.

Net cash flows used for investing activities were $25 million in the first quarter of 2005 compared to net cash flows provided by investing activities of $68.1 million in the first quarter of 2004.  Net cash flows used for investing activities for the three months ended March 31, 2005 was primarily the result of capital expenditures partially offset by net sales and purchases of fixed income and equity securities, unrelated to the discontinued operations.  Net cash flows provided by investing activities, for the three months ended March 31, 2004 was primarily the result of net proceeds from sales and purchases of financial assets, unrelated to the discontinued operation, partially offset by capital expenditures.

Net cash flows used for financing activities were $34.6 million in the first quarter of 2005 compared to cash flows provided by financing activities of $141.0 million in the first quarter of 2004.  Net cash flows used for financing activities in the first quarter of 2005 was primarily the result of cash used to retire long-term debt and dividends paid to common stockholders.  Net cash flows provided by financing activities for the first quarter of 2004 was primarily the result of the issuance of $175 million unsecured 8% Series Senior Notes used to provide partial funding for the retirement of $500 million of the 6.82% Series Senior Notes due April 6, 2004.  This was partially offset by dividends paid to common stockholders and the retirement of long-term debt.

Cash flows from discontinued operations were $747.2 million in the first quarter of 2005 and $44.4 million in the first quarter of 2004.  The 2005 cash flows consist of $691 million in net proceeds from the sale of forty out of forty-six private equity funds, in addition to net distributions of approximately $56 million from the funds while held for sale.  The 2004 cash flows consist primarily of net distributions from funds held for sale.

The Company has obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and has certain contingent commitments such as guarantees. The Company believes its cash flows from operations, the proceeds from the financial asset portfolio sale, the credit facilities (existing or future arrangements), the senior notes, and other short- and long-term debt financing, will be sufficient to satisfy its future working capital, capital expenditures and other financing requirements for the foreseeable future. DPL’s ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in “Factors That May Affect Future Results.” If DPL is unable to generate sufficient cash flows from operations, or otherwise comply with the terms of its credit facilities and the senior notes, DPL may be required to refinance all or a portion of its existing debt or seek additional financing alternatives.  A discussion of each of DPL’s critical liquidity commitments is outlined below.

Capital Requirements

Construction additions were $35.4 million and $23.8 million for the first quarter of 2005 and 2004, respectively, and are expected to approximate $195 million in 2005.

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

Financial Assets Investment

During the first quarter of 2005, DPL’s subsidiaries completed the sale of forty of its forty-six private equity fund investments which provided $747 million of net proceeds, including approximately $56 million in net distributions from funds while held for sale.  During April 2005, three of the remaining funds were sold, resulting in an estimated pre-tax gain of $11 million and net proceeds of approximately $28 million that will be recorded in the second quarter of 2005.  The remaining private equity funds are expected to be sold or transferred pursuant to the agreement during 2005.  The remaining funds are estimated to result in approximately $95 million in additional net proceeds.  To the extent the interests in any funds are not sold or transferred because a general partner withholds consent, the purchase and sale agreement provides for an alternative closing mechanism in which the economic aspects of the seller’s investment are transferred to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.   The net proceeds from these sales and transfer transactions are being held in various money market accounts.  Although DPL and AlpInvest/Lexington 2005, LLC believe the required approvals will be obtained for all funds, it is possible that consents could be withheld or delayed for one or more funds.  It is anticipated that the net proceeds from these sales and transfers will be used to reduce debt, by approximately $400 to $500 million, to invest in the core utility business with assurance of regulatory recovery and an acceptable rate of return and to repurchase common stock.

In connection with the sale of MVE’s and MVIC’s respective interests in the private equity funds, the buyer has agreed to assume all future capital calls upon the closing of the transfer of each investment.  In addition, the purchase price allocated to each interest will be increased for all capital calls after June 30, 2004.  Although the Company and the buyer believe that all of the interests will be transferred, it is possible that the required general partner consents could be withheld or delayed for one or more funds and MVE or MVIC may retain the interests in one or more such funds and may be called upon for capital calls of up to approximately $29 million with respect to such funds through 2008.

Public securities were $94.2 million at March 31, 2005, and were valued under either the cost or equity method. The public securities and private securities are additional capital resources available to the Company.

Debt and Debt Covenants

At March 31, 2005, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $7.2 million for the remainder of 2005, $16.3 million in 2006, $452.5 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2005 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of March 31, 2005 and expects to be in compliance during the near term.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.   The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company is required to pay additional interest of 0.50% until a registration statement is declared effective at which point the additional interest shall be reduced by 0.25%.  The remaining additional interest of 0.25% will continue until the exchange offer is completed.  The exchange offer registration for these securities was filed with the SEC on April 26, 2005.

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

The $175 million 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions of the Company dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%. The exchange offer registration for these securities is expected to be filed during 2005.

In June 2004, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced DP&L’s revolving credit agreement of $150 million.  The new agreement, which expires on May 31, 2005, provides credit support for DP&L’s business requirements during this period and may be increased up to $150 million.  The facility contains two financial covenants including maximum debt to total capitalization, and minimum earnings before interest and taxes (EBIT) to total interest expense.  These covenants are currently met.  DP&L had no outstanding borrowings under this credit facility at March 31, 2005 or at year-end 2004.  Fees associated with this credit facility are approximately $0.6 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.  A one-step increase in DP&L’s credit rating reduces the facility’s interest rate by 0.25% and a one-step decrease in credit rating increases the facility’s interest rate by 0.25%.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of March 31, 2005, DP&L had three outstanding letters of credit for a total of $3.5 million.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BB	BBB	Rating watch positive	February 2005

Moody’s Investors Service	Ba2	Baa2	Under review for possible upgrade	February 2005

Standard & Poor’s Corp.	BB	BBB-	Positive	April 2005

As reflected above, DPL’s unsecured debt credit ratings are considered below investment grade.

Transfer of Assets to MVIC

On August 2, 2004, in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum of no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company transferred $5 million from its operating cash during the fourth quarter of 2004 and one private equity fund effective January 1, 2005, to its subsidiary, MVIC, in satisfaction of this requirement during the fourth quarter of 2004.  These funds are available to pay insurance claims and other operating expenses of MVIC.

In addition, during January and February 2005, as a result of a dividend from MVE to its ultimate parent, DPL, the Company contributed to MVIC twelve private equity financial assets valued at approximately $148.6 million. These financial assets were subsequently sold resulting in net proceeds of $109.2 million.    See the Discontinued Operations discussion under Results of Operations for further information.

Off-Balance Sheet Arrangements

DPL does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DPL’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At March 31, 2005, these include:

	Payment Year
Long Term Obligations
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$6.4	$467.0	$275.0	$1,371.7	$2,120.1
Interest payments	94.1	274.5	201.9	927.6	1,498.1
Pension and Postretirement payments	17.4	45.9	46.3	117.9	227.5
Capital leases	0.8	1.8	1.4	0.6	4.6
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	265.3	575.3	83.7	85.5	1,009.8
Other long-term obligations	17.2	12.7	0.5	—	30.4
Total long-term obligations	$402.0	$1,378.1	$608.8	$2,503.3	$4,892.2

(a) DP&L operated units

Long-term debt:

Long-term debt as of March 31, 2005, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  (See Note 7 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and Postretirement payments:

As of March 31, 2005, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2014.

Capital leases:

As of March 31, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of March 31, 2005, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At March 31, 2005, these include:

	Expiring Year
Commercial Commitments
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$100.0	$—	$—	$—	$100.0
Guarantees	—	17.8	—	—	17.8
Total commercial commitments	$100.0	$17.8	$—	$—	$117.8

Credit facilities:

In June 2004, DP&L replaced its previous $150 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that expires on May 31, 2005.  At March 31, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

MARKET RISK

As a result of its operating, investing and financing activities, DPL is subject to certain market risks, including changes in commodity prices for electricity, coal, environmental emissions and gas; fluctuations in interest rates; and fluctuations in foreign currency exchange rates.  Commodity pricing exposure includes the impacts of weather, market demand, potential coal supplier contract breaches or defaults, increased competition and other economic conditions.  For purposes of potential risk analysis, DPL uses sensitivity analysis to quantify potential impacts of market rate changes on the results of operations and the fair value of the financial asset portfolio. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 8 percent of DPL’s first quarter 2005 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins. As of March 31, 2005, a hypothetical increase or decrease of 10% in annual wholesale revenues, excluding PJM services, would result in approximately a $6.0 million increase or decrease to net income, assuming no change in costs.

Fuel (including emission allowances) and purchased power costs as a percent of total operating costs for the first quarter of 2005 and 2004 were 48% and 45%, respectively.  As of March 31, 2005, DP&L has contracted for substantially all of its projected coal requirements for 2005 with any incremental purchases made in the spot market.  The prices to be paid by DP&L under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year. DP&L has also covered all of its estimated 2005 emission allowance requirements.  DP&L expects its 2005 fuel costs to exceed its 2004 fuel costs by approximately 15%, which is higher than anticipated.  This increase is primarily the result of increased emissions allowance costs and a slight increase in coal costs.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs. As of March 31, 2005, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding PJM services, would result in approximately a $22.3 million increase or decrease to net income.

Interest Rate Risk

As a result of DPL’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DPL maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents publicly held secured and unsecured notes and debentures with fixed interest rates.  At March 31, 2005, DPL had no short-term borrowings.

The carrying value of DPL’s debt was $2,124.7 million at March 31, 2005, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed air quality development obligations, DPL’s unsecured notes and DP&L’s capital leases.  The fair value of this debt was $2,247.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at March 31, 2005, are as follows:

	Long-term Debt
Expected Maturity Date	Amount ($ in millions)	Average Rate

2005	$7.2	7.3%
2006	16.3	7.6%
2007	452.5	8.2%
2008	100.7	6.2%
2009	175.7	8.0%
Thereafter	1,372.3	7.1%
Total	$2,124.7

Fair Value	$2,247.2

Debt maturities in 2005 are expected to be financed with internal funds.

Portfolio Risk

DPL’s financial assets of $184.0 million at March 31, 2005 is comprised of both public and private debt and equity securities.  DPL’s financial asset investment objective, which began in 1995, has been and continues to be first, asset preservation, and second, earning an above market rate while seeking to mitigate risk through diversification.

Public securities comprised approximately 51% of the portfolio or $94.2 million at March 31, 2005, valued at current market price.  Public securities include liquid public equities, including mutual funds comprised of S&P 500 Index and shorter-term fixed income and treasury securities.

The fair value of financial instruments held was $215.7 million and $903.5 million at March 31, 2005 and 2004, respectively.  The market risk related to these financial instruments was estimated as the potential increase/decrease in fair value of approximately $21.6 million at March 31, 2005, resulting from a hypothetical 10% increase/decrease in the value of the underlying securities.

On February 13, 2005, DPL’s subsidiaries MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  See Note 2 of Notes to Consolidated Financial Statements.

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

During the past few years, the merchant energy industry in many parts of the United States has suffered from oversupply of merchant generation and a decline in trading and marketing activity. These market conditions are expected to continue for several years. As a result of these market conditions, DPL continues to evaluate the carrying values of certain long-lived generation assets.

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

A majority of DP&L’s employees are under a collective bargaining agreement expiring at the end of October 2005.  If the Company is unable to negotiate this or future collective bargaining agreements, the Company could experience work stoppages, which may affect its business and operating results.

Regulatory Uncertainties and Litigation

In the normal course of business, the Company is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, the Company is subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, and taxation, which are rapidly changing and subject to additional changes in the future.  As further described in Part II,

Item 1 – Legal Proceedings, the Company is also currently involved in various litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to DPL’s organization and could affect its future operating results.

Internal Controls

DPL’s internal controls, accounting policies and practices, and internal information systems are intended to enable the Company to capture and process transactions in a timely and accurate manner in compliance with accounting principles generally accepted in the United States of America, laws and regulations, taxation requirements, and federal securities laws and regulations.  DPL implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002.  The Company’s internal controls and policies are being closely monitored by management, as well as the Board of Directors, for continued compliance with Section 404 of the Act.  While DPL believes these controls, policies, practices and systems are adequate to ensure data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight, or resource constraints, could lead to improprieties and undetected errors that could impact the Company’s financial condition or results of operations.

Environmental Compliance

The Company’s generating facilities (both wholly-owned and co-owned with others) are subject to continuing federal and state environmental laws and regulations.  Management believes the Company currently complies with all existing federal and state environmental laws and regulations.  The Company owns a non-controlling, minority interest in several generating stations operated by The Cincinnati Gas & Electric Company (CG&E) and Columbus Southern Power Company (CSP).  Either or both of these parties are likely to take steps to ensure that these stations remain in compliance with applicable environmental laws and regulations.  As non-controlling owners in these generating stations, the Company cannot predict the likely cost or timing for environmental compliance initiatives undertaken at these stations.  However, regardless of the choice for compliance, the Company will be responsible for its pro rata share of these expenses based upon the Company’s ownership interest.

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

There have been no significant changes to the critical accounting policies disclosed in DPL’s Form 10-K as of December 31, 2004.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

DPL INC.
OPERATING STATISTICS

	Three Months Ended March 31,
	2005	2004
Electric

Sales (millions of kWh)

Residential	1,535	1,531
Commercial	885	904
Industrial	1,010	1,038
Other retail	331	333
Other miscellaneous revenues	—	—
Total retail	3,761	3,806

Wholesale	617	982

Total sales	4,378	4,788

Revenues ($ in thousands)

Residential	$125,932	$125,992
Commercial	63,610	63,846
Industrial	52,860	53,389
Other retail	18,755	18,817
Other miscellaneous revenues	2,750	3,868
Total retail	263,907	265,912

Wholesale	25,099	33,917

PJM ancillary revenues	15,501	—

Total revenues	$304,507	$299,829

Electric customers at end of period	511,180	507,659

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Item 4.  Controls and Procedures

The Company’s management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.  There has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.  Legal Proceedings

On August 24, 2004, DP&L, DPL and MVE filed a Complaint against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with Messrs. Forster and Koziar and Ms. Muhlenkamp, and the propriety of the distributions from the plans to Messrs. Forster and Koziar and Ms. Muhlenkamp, and alleging that Messrs. Forster and Koziar and Ms. Muhlenkamp breached their fiduciary duties and breached their consulting and employment contracts.  DP&L, DPL and MVE seek, among other things, damages in excess of $25 thousand, disgorgement of all amounts improperly withdrawn by Messrs. Forster and Koziar and Ms. Muhlenkamp from the deferred compensation plans and a court order declaring that DP&L, DPL and MVE have no further obligations under the consulting and employment contracts due to those breaches.

Defendants Forster, Koziar and Muhlenkamp have filed motions to dismiss the Complaint and motions to stay discovery.  DPL and DP&L have filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  DPL, DP&L and MVE have filed a brief opposing that motion.  All of the foregoing motions are pending.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the DPL private equity portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of the portfolio.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 14, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The motion is pending and has been set for hearing on May 6, 2005.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no submissions to the security holders in the first quarter.

Item 5.  Other Information

None

Item 6.  Exhibits

(a)           The following exhibits are filed herewith:

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	May 3, 2005	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer (principal executive officer)

	May 3, 2005	/s/ John J. Gillen
John J. Gillen
Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

	May 3, 2005	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller