Form 10-Q
period 2005-06-30
DPL INC
filed 2005-07-29
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
OR

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

YES    ☒      NO    ☐

As of July 27, 2005, 126,996,404 shares of the registrant’s common stock were outstanding.

DPL INC.

Available Information:

DPL Inc. (DPL or the Company) files current, annual and quarterly reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document the Company files at the SEC’s public reference room located at 100 F Street, N.E., Room 1580, Washington, D.C.  20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  The Company’s SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions except per share amounts	2005	2004	2005	2004
Revenues
Electric revenues	$290.8	$282.2	$595.3	$582.0
Other revenues, net of fuel costs	2.6	2.6	5.2	5.2
Total revenues	293.4	284.8	600.5	587.2

Operating Expenses
Fuel	71.2	61.7	149.7	125.3
Purchased power	37.5	23.9	66.3	51.9
Operation and maintenance	58.9	57.5	112.6	107.9
Depreciation and amortization	36.9	35.0	72.8	69.0
General taxes	26.2	25.4	54.0	52.8
Amortization of regulatory assets, net	0.4	0.1	0.9	0.2
Total operating expenses	231.1	203.6	456.3	407.1

Operating Income	62.3	81.2	144.2	180.1

Investment income	4.3	0.3	10.2	4.6
Interest expense	(39.4)	(37.2)	(78.5)	(81.7)
Other income (deductions)	0.2	(2.9)	11.8	1.3

Income from continuing operations before income tax	27.4	41.4	87.7	104.3

Income tax expense	10.7	15.6	34.9	39.6

Income from continuing operations	16.7	25.8	52.8	64.7

Discontinued operations (Note 2)
(Loss) Income from discontinued operations	(1.1)	51.2	33.9	69.2
Gain on disposal of discontinued operations	11.9	—	40.7	—
Income tax expense	5.6	20.6	31.8	27.8

Income from discontinued operations	5.2	30.6	42.8	41.4

Net Income	$21.9	$56.4	$95.6	$106.1

Average Number of Common Shares Outstanding (millions)
Basic	120.7	120.1	120.5	120.1
Diluted	128.7	121.4	128.3	121.4

Earnings Per Share of Common Stock
Basic:
Income from continuing operations	$0.14	$0.22	$0.44	$0.54
Income from discontinued operations	0.04	0.25	0.35	0.34
Total Basic	$0.18	$0.47	$0.79	$0.88

Diluted:
Income from continuing operations	$0.13	$0.21	$0.41	$0.53
Income from discontinued operations	0.04	0.25	0.34	0.34
Total Diluted	$0.17	$0.46	$0.75	$0.87

Dividends Paid Per Share of Common Stock	$0.24	$—	$0.48	$0.24

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,
$ in millions	2005	2004
Operating Activities

Net income	$95.6	$106.1
Less: Income from discontinued operations (Note 2)	(42.8)	(41.4)
Income from continuing operations	52.8	64.7

Adjustments:
Depreciation and amortization	72.8	69.0
Amortization of regulatory assets, net	0.9	0.2
Deferred income taxes	(1.8)	36.8
Shareholder litigation settlement	—	(70.0)
Captive insurance provision	2.6	2.6
Gain on sale of other investments	(4.2)	(3.3)
Changes in working capital:
Accounts receivable	(23.8)	21.4
Accounts payable	1.7	(7.1)
Accrued taxes payable	22.4	(38.5)
Accrued interest payable	(1.8)	(8.2)
Prepayments	5.0	(5.3)
Inventories	(17.7)	(16.4)
Deferred compensation assets	3.3	8.5
Deferred compensation obligations	6.9	(4.8)
Other (Note 3)	3.5	(4.8)

Net cash provided by operating activities	122.6	44.8

Investing Activities
Capital expenditures	(81.2)	(46.4)
Purchases of fixed income and equity securities	(7.4)	(20.9)
Sales of other fixed income and equity securities	26.0	111.1
Net cash provided by / (used for) investing activities	(62.6)	43.8

Financing Activities
Issuance of long-term debt, net	—	174.7
Exercise of stock options	9.6	—
Retirement of long-term debt	(45.4)	(505.4)
Retirement of preferred securities	(0.1)	—
Dividends paid on common stock	(57.4)	(28.7)

Net cash provided by / (used for) financing activities	(93.3)	(359.4)

Cash flow from continuing operations	(33.3)	(270.8)
Cash flow from discontinued operations	868.4	70.2
Balance at beginning of period	202.1	337.6
Balance at end of period	$1,037.2	$137.0

Cash Paid During the Period for:
Interest	$75.4	$86.5
Income taxes	$12.5	$42.3

See Notes to Consolidated Financial Statement.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

	At	At
	June 30,	December 31,
$ in millions	2005	2004
ASSETS

Property
Property, plant and equipment	$4,570.6	$4,495.0
Less: Accumulated depreciation and amortization	(2,026.4)	(1,964.9)
Net property	2,544.2	2,530.1

Current Assets
Cash and cash investments	1,037.2	202.1
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.1 respectively	195.7	175.7
Inventories, at average cost (Note 3)	89.9	72.1
Prepaid taxes	23.2	46.4
Other (Note 3)	20.8	34.3

Total current assets	1,366.8	530.6

Other Assets
Financial assets
Public securities	98.0	86.9
Private securities under the equity method (Note 2)	—	304.0
Private securities under the cost method (Note 2)	—	522.3
Total financial assets	98.0	913.2

Income taxes recoverable through future revenues	31.6	32.5
Other regulatory assets	58.0	41.5
Other (Note 3)	111.3	117.6

Total other assets	298.9	1,104.8

Total Assets	$4,209.9	$4,165.5

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

(continued)

	At	At
	June 30,	December 31,
$ in millions	2005	2004

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	21.1	15.8
Warrants	50.0	50.0
Common stock held by employee plans	(85.5)	(85.7)
Accumulated other comprehensive income	35.2	65.5
Earnings reinvested in the business	1,041.2	997.1
Total common shareholders’ equity	1,063.3	1,044.0

Preferred stock	22.9	23.0

Long-term debt (Note 7)	2,084.0	2,117.3
Total capitalization	3,170.2	3,184.3

Current Liabilities
Current portion - long-term debt	1.3	13.5
Accounts payable	132.8	113.4
Accrued taxes	156.0	137.2
Accrued interest	40.6	42.1
Other (Note 3)	22.5	20.7

Total current liabilities	353.2	326.9

Deferred Credits and Other
Deferred taxes	369.0	384.8
Unamortized investment tax credit	47.9	49.3
Insurance and claims costs	27.5	24.9
Other (Note 3)	242.1	195.3

Total deferred credits and other	686.5	654.3

Contingencies (Note 10)

Total Capitalization and Liabilities	$4,209.9	$4,165.5

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Basis of Consolidation

DPL Inc. (DPL or the Company) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DPL and its majority-owned subsidiaries.  DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L), a public utility that sells electricity to residential, commercial, industrial and governmental customers in West Central Ohio.  Other significant subsidiaries of DPL (all of which are wholly-owned) include DPL Energy, LLC (DPLE), which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major governmental, industrial and commercial customers in West Central Ohio; MVE, Inc. (MVE) which is primarily responsible for the management of the Company’s financial asset portfolio; Plaza Building, Inc., which owns all the capital stock of MVE;  and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.  Investments that are not majority owned are accounted for using the equity method when DPL’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

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

Discontinued Operations

In November, 2004, the EITF issued EITF 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operations” (SFAS No. 144).  This guidance should be applied to a component of an enterprise that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004.  The Company has accounted for the sale of the private equity investments in the financial asset portfolio according to SFAS No. 144 and EITF 03-13 does not affect the Company’s results of operations, cash flows or financial position.

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  DPL reduced its tax expense by $0.5 million for the six months ended June 30, 2005 as a result of the deduction for qualified domestic production activities.

Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  This Interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity.  The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement.  Thus, the timing and (or) method of settlement may be conditional on a future event.  Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated.  The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred—generally upon acquisition, construction, or development and (or) through the normal operation of the asset.  Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists.  SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation.  This

Interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005.  Retrospective application for interim financial information is permitted but is not required.  Early adoption of this Interpretation is encouraged.  DPL is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

Accounting Changes and Error Corrections

In June 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS 154).  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

2.              Discontinued Operations

	Three months ended March 31,		Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004	2005	2004

Gain from discontinued operations
Gain realized from sale	$33.0	$—	$20.1	$—	$53.1	$—
Loss realized from sale	—	—	(5.6)	—	(5.6)	—
Professional and other legal fees	(4.2)	—	(2.6)	—	(6.8)	—
Total	$28.8	$—	$11.9	$—	$40.7	$—

Deferred gain from transfer	$—	$—	$27.1	$—	$27.1	$—

Income from discontinued operations
Investment income / (loss)	$40.3	$24.8	$1.0	$56.8	$41.3	$81.6
Accrued expenses	(5.3)	(6.8)	(2.1)	(5.6)	(7.4)	(12.4)
Total	$35.0	$18.0	$(1.1)	$51.2	$33.9	$69.2

Cash Flow
Net proceeds from sale	$690.8	$—	$53.4	$—	$744.2	$—
Net proceeds from transfer	—	—	72.3	—	72.3	—
Net distributions / (cash calls)	56.3	44.4	(4.4)	25.8	51.9	70.2
Total Cash Flow	$747.1	$44.4	$121.3	$25.8	$868.4	$70.2

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses were recognized as each fund closes.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and providing approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.  During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain ($20.1 million less $2.6 million professional fees) from discontinued operations and provided approximately $49.0 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During this same period, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where a sales agreement could not be negotiated. Pursuant to these arrangements, MVE transferred the economic aspects of two and a portion of one of its private equity funds to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and provided approximately $72.3 million in net proceeds on these funds.  The Company recorded an impairment loss of $5.6 million to write down assets transferred to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.  It is anticipated that this will occur no later than the first quarter of 2007.

For the six months ended June 30, 2005, DPL recognized a $46.3 million pre-tax gain ($53.1 million less $6.8 million professional fees), and recorded a $5.6 million impairment loss and deferred gains of $27.1 million on transferred funds from discontinued operations and provided approximately $868 million in net proceeds, including approximately $51.9 million in net distributions from funds held for sale.

Loss from discontinued operations (pre-tax) in the second quarter of 2005 of $1.1 million is comprised of $1.0 million of investment income less $2.1 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) in the second quarter of 2004 of $51.2 million is comprised of $56.8 million of investment income less $5.6 million of associated management fees and other expenses.

Income from discontinued operations (pre-tax) for the six months ended June 30, 2005 of $33.9 million is comprised of $41.3 million of investment income less $7.4 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) for the six months ended June 30, 2004 of $69.2 million is comprised of $81.6 million of investment income less $12.4 million of associated management fees and other expenses.

Other assets and liabilities of the discontinued operation were as follows:

	At June 30,
	2005	2004

Assets	$—	$6.9

Liabilities	$67.7	$63.6

Other liabilities consist primarily of accrued income taxes, legal and professional fees and a reserve for estimated obligations under certain consulting and employment agreements that are currently being challenged as described in Legal Proceedings.

3.              Supplemental Financial Information

Balance Sheet

	At	At
	June 30,	December 31,
$ in millions	2005	2004

Inventories, at average cost
Plant materials and supplies	$31.2	$31.4
Fuel and emission allowances	58.9	40.7
Other	(0.2)	—
Total inventories, at average cost	$89.9	$72.1

Other current assets
Prepayments	$6.1	$16.3
Deposits and other advances	8.6	6.6
Current deferred income taxes	—	6.8
Investment in Euros	6.0	—
Other	0.1	4.6
Total other current assets	$20.8	$34.3

Other deferred assets
Master Trust assets	$31.3	$34.8
Prepaid pension	36.6	38.2
Unamortized loss on reacquired debt	22.9	23.8
Investment in Capital Trust	9.8	10.0
Unamoritized debt expense	9.3	9.7
Other	1.4	1.1
Total other deferred assets	$111.3	$117.6

Other current liabilities
Customer security deposits and other advances	$19.0	$17.3
Current deferred income taxes	1.4	—
Other	2.1	3.4
Total other current liabilities	$22.5	$20.7

Other deferred credits
Asset retirement obligations - regulated property	$80.1	$77.5
Trust obligations	75.1	68.2
Retirees’ health and life benefits	32.1	32.4
Deferrred gain on sale of portfolio	27.1	—
FERC transitional payment deferral	9.9	—
Environmental reserves	0.1	0.1
Legal reserves	3.2	3.3
Asset retirement obligations - generation	5.3	5.1
Other	9.2	8.7
Total other deferred credits	$242.1	$195.3

	Six Months Ended June 30,
$ in millions	2005	2004
Cash flows - Other
Payroll taxes payable	$(0.1)	$(12.8)
Deposits and other advances	(0.3)	3.4
Deferred management fees	7.9	1.1
Deferred storm costs	(11.4)	—
FERC transitional payment deferral	9.9	—
Other	(2.5)	3.5
Total cash flows - Other	$3.5	$(4.8)

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2005	2004	2005	2004
Comprehensive income
Net Income	$21.9	$56.4	$95.6	$106.1
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	3.8	3.6	3.6	5.0
Net change in unrealized gains (losses) on foreign currency translation adjustments	(4.3)	(5.0)	(45.9)	(14.3)
Net change in deferred gains on cash flow hedges	(1.5)	(0.9)	(2.8)	(1.6)
Deferred income taxes related to unrealized gains (losses)	(0.2)	0.6	14.8	3.4
Comprehensive income	$19.7	$54.7	$65.3	$98.6

4.              Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 0.4 million stock options in the second quarter of 2005 and 37.7 million warrants and stock options in the second quarter of 2004 were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Approximately 0.4 million stock options in the six months ended June 30, 2005 and 37.7 million warrants and stock options in the six months ended June 30, 2004 were excluded from the computation of diluted earnings per share because they were anti-dilutive.  These warrants and stock options could be dilutive in the future.

During the second quarter 2005, 455 thousand stock options were exercised by former, retired officers of the Company who are not affiliated with our pending litigation against three former executives of the Company.  See Part II, Item 1-Legal Proceedings.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income before cumulative effect of accounting change:

	Three months ended June 30,
	2005			2004
$ in millions except per			Per			Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$21.9	120.7	$0.18	$56.4	120.1	$0.47

Effect of Dilutive Securities:
Restricted stock units		1.2			1.2
Warrants		5.9			—
Stock options		0.9			0.1

Diluted EPS	$21.9	128.7	$0.17	$56.4	121.4	$0.46

	Six months ended June 30,
	2005			2004
$ in millions except per			Per			Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$95.6	120.5	$0.79	$106.1	120.1	$0.88

Effect of Dilutive Securities:
Restricted stock units		1.2			1.2
Warrants		5.7			—
Stock options		0.9			0.1
Diluted EPS	$95.6	128.3	$0.75	$106.1	121.4	$0.87

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended June 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$1.0	$1.0	$—	$—
Interest cost	3.9	4.0	0.5	0.5
Expected return on assets	(5.4)	(5.5)	(0.2)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.5	(0.2)	(0.3)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit cost	$1.1	$0.7	$0.1	$0.2

The net periodic benefit cost of the pension and postretirement benefit plans for the six months ended June 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$2.0	$1.9	$—	$—
Interest cost	7.8	8.0	0.9	1.0
Expected return on assets	(10.8)	(10.9)	(0.3)	(0.3)

Amortization of unrecognized:
Actuarial (gain) loss	1.9	1.0	(0.5)	(0.5)
Prior service cost	1.2	1.3	—	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit cost	$2.1	$1.3	$0.2	$0.3

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement

2005	$9.7	$2.0
2006	$19.7	$3.1
2007	$20.0	$3.1
2008	$19.1	$3.0
2009	$20.2	$2.9
2010	$20.5	$2.8
2011 – 2015	$106.8	$11.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2005	2004	2005	2004
Net income, as reported	$21.9	$56.4	$95.6	$106.1
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	(0.1)	(0.8)	(0.1)	(1.5)
Pro-forma earnings on common stock	$21.8	$55.6	$95.5	$104.6

Earnings per share:
Basic - as reported	$0.18	$0.47	$0.79	$0.88
Basic - pro-forma	$0.18	$0.46	$0.79	$0.87

Diluted - as reported	$0.17	$0.46	$0.75	$0.87
Diluted - pro-forma	$0.17	$0.46	$0.74	$0.86

During the second quarter 2005, 455 thousand stock options were exercised by former, retired officers of the Company who are not affiliated with our pending litigation against three former executives of the Company.  See Part II, Item 1-Legal Proceedings.

7.              Long-term Debt, Notes Payable, and Compensating Balances

	At	At
	June 30,	December 31,
$ in millions	2005	2004
First Mortgage Bonds maturing:
2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing through 2027 - 6.43% (a)	104.0	104.4
	574.0	574.4

Note to Capital Trust II 8.125% due 2031	300.0	300.0

Guarantee of Air Quality Development Obligations 6.10% Series due 2030	110.0	110.0
Senior Notes 6.875% Series due 2011	400.0	400.0
Senior Notes 8.0% Series due 2009	175.0	175.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	425.0	425.0
Notes maturing through 2007 - 7.83%	—	33.0
Obligation for capital leases	3.4	3.8
Unamortized debt discount and premium (net)	(3.4)	(3.9)
Total	$2,084.0	$2,117.3

(a) Weighted average interest rates for 2005 and 2004.

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes and the capital leases are $0.5 million for the remainder of 2005, $1.3 million in 2006, $434.5 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds included step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company was required to pay additional interest of 0.50% until a registration statement was declared effective at which point the additional interest was reduced by 0.25%.  The remaining additional interest of 0.25% continued until the exchange offer was completed.  The exchange offer registration for these securities was filed with the SEC on April 26, 2005 and declared effective on May 18, 2005, at which point the additional interest was reduced by 0.25%.  The exchange offer was completed on June 23, 2005, thereby eliminating the additional interest in total.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of June 30, 2005, DP&L had two outstanding letters of credit for a total of $3.1 million.

On March 25, 2004, $175 million 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%.  The exchange offer registration for these securities is expected to be filed during 2005.

On July 14, 2005, the Company commenced three partial tender offers for certain of its outstanding debt securities for a maximum aggregate purchase price of $246 million (the Maximum Tender Offer Amount).  The Company’s offers consist of one offer to purchase an amount of its 8.125% Capital Securities due 2031 (the 2031 Notes) for a maximum aggregate purchase price of up to the full Maximum Tender Offer Amount and two additional offers (each a Contingent Tender Offer), one to purchase its 6.875% Senior Notes due 2011 (the 2011 Notes) and the second to purchase its 8.0% Senior Notes due 2009 (the 2009 Notes).  If holders of the 2031 Notes validly tender and do not validly withdraw 2031 Notes, the Company will not accept for purchase any 2011 Notes or any of the 2009 Notes in the Contingent Tender Offers.  If holders of the 2031 Notes validly tender and do not validly withdraw such notes for an aggregate purchase price less than the Maximum Tender Offer Amount, then the Company will purchase, first, the 2011 Notes and, then, the 2009 Notes, subject to the condition that the aggregate purchase price for all notes accepted for purchase is no greater than the Maximum Tender Offer Amount.  The Company will accept notes for purchase on a pro rata basis, if applicable, pursuant to the Offer to Purchase, dated July 14, 2005.  Each of the offers expire on August 10, 2005, unless extended.

In addition, the Company has delivered notice to the Trustee for the 8.25% Senior Notes due 2007 stating that it intends to redeem an aggregate principal amount of $200 million of such notes.  The redemption date will be August 29, 2005.  There is currently $425 million outstanding in this series.

The Company is using a portion of the proceeds from the sale of its financial asset portfolio to fund the tender offers and the redemptions in an effort to reduce its debt.

DPL is also in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

In May 2005, DPL redeemed the outstanding $39 million 7.83% Senior Notes under the terms of the indenture dated as of January 1, 1993.  On the redemption date of May 15, 2005, each of the securities was redeemed at a redemption price equal to 105.38% of the principal amount being redeemed.

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010 and provides credit support for DP&L’s business requirements during this period.  This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at June 30, 2005 or at year-end 2004.  Fees associated with this credit facility were approximately $0.2 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

8.              Business Segment Reporting

DPL is a regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  Prior to the sale of the financial asset portfolio, DPL was managed through two operating segments: Electric and the Financial Asset Portfolio.  Electric represents assets and related costs associated with DPL’s transmission, distribution, base load and peaking generation operations.  MVE was primarily responsible for the management of the Company’s financial asset portfolio.  On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  The Company completed the sale of or entered into an alternative closing arrangement for all such private equity funds as of June 20, 2005.  (See Note 7 of Notes to Consolidated Financial Statements.)

Due to the sale of the private equity funds and the economic transfer of the remaining funds, DPL no longer manages or reports the Financial Asset Portfolio as a separate operating segment.

9.              Income Taxes

On June 30, 2005 Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax. The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Income taxes from continuing operations were reduced by $1.1 million while income taxes from discontinued operations were increased by $1.3 million as a result of the tax law change.  Other provisions of House Bill 66 are being evaluated by the DPL.

The Company is under audit review by state agencies for tax years 2002 through 2004 and by federal agencies for the tax years 1999 through 2003.  The Company believes it has adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.

10.       Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2005, cannot be reasonably determined.

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

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  DPL and DP&L filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  DPL, DP&L and MVE have filed a brief opposing that motion.  On May 10, 2005 the Court denied Defendants Forster, Koziar, and Muhlenkamp’s motions to dismiss.  Defendants Forster and Muhlenkamp’s motion regarding fees remains pending.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against DPL, DP&L, MVE and individually against the current members of the Board of Directors of DPL Inc. as well as a former Board member and various compensation plans of DPL and DP&L.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against DPL, DP&L and individually against the current members of the Board of Directors of DPL Inc. and a former Board member of DPL.  On June 29, 2005, DPL, DP&L and MVE filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially deny the allegations made by DPL DP&L and MVE and deny any liability.  The counterclaims and amended counterclaims allege that DPL, DP&L, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys fees and expenses.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  They assert that DPL, DP&L and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and has not yet issued a ruling.  In addition, the defendants in the New York action filed motions to stay or dismiss that case.  The New York court heard those motions on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On July 14, 2005, the New York court held a telephonic conference with the parties.  The court continued the stay of the New York case as to the purchaser defendants until further argument could be held on their motion to stay or dismiss.  The New York court has not yet ruled on the motion filed by outside counsel to DPL.  Counsel for Mr. Forster and Ms. Muhlenkamp have informed the New York court that they intend to file a motion seeking unspecified relief from the stay.

Counsel to Mr. Forster and Ms. Muhlenkamp have begun sending their attorneys’ invoices for the New York action to the Company for fee advancement and have continued to send monthly invoices for the Ohio action to the Company for fee advancement.  The Company continues to maintain that it is not required to advance payment with respect to any of those charges.

Cumulatively through June 30, 2005, the Company has accrued for accounting purposes, obligations of approximately $50 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants entitlement to any of those sums and, as noted above is pursuing litigation against them contesting all such claims.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At June 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$434.0	$275.0	$1,372.0	$2,081.0
Interest payments	73.2	253.6	191.6	88.8	607.2
Pension and postretirement payments	11.7	45.9	45.2	141.9	244.7
Capital leases	0.5	1.8	1.4	0.6	4.3
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	169.9	583.4	83.7	85.5	922.5
Other long-term obligations	17.8	12.7	0.5	—	31.0
Total long-term obligations	$273.9	$1,332.3	$597.4	$1,688.8	$3,892.4

(a) DP&L operated units

Long-term debt:

Long-term debt as of June 30, 2005, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  On July 14, 2005, the Company commenced a tender offer for certain of our outstanding debt securities for a maximum purchase price of up to $246 million.  The Company also sent a notice to the trustee that it is redeeming an aggregate principal amount of $200 million of the outstanding 8.25% Senior Notes due 2007.  See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above. See Note 7 of Notes to Consolidated Financial Statements.

Pension and Postretirement payments:

As of June 30, 2005, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of June 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2005, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At June 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Other	—	15.5	—	—	15.5
Total commercial commitments	$—	$33.3	$—	$100.0	$133.3

Credit facilities:

In May 2005, DP&L replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually expires on May 30, 2010.  At June 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other:

The Company completed the sale of or entered into an alternative closing arrangement for all private equity funds in its financial asset portfolio as of June 20, 2005.  The Company has an obligation to fund any cash calls or other commitments in which the purchaser of the private equity funds defaults with respect to the funds for which the Company entered into an alternative closing arrangement.  (See Note 2 of Notes to Consolidated Financial Statements.)

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

OTHER MATTERS

Debt Reduction and Refinancing

On July 14, 2005, the Company commenced three partial tender offers for certain of its outstanding debt securities for a maximum aggregate purchase price of the Maximum Tender Offer Amount.  The Company’s offers consist of one offer to purchase an amount of the 2031 Notes for a maximum aggregate purchase price of up to the full Maximum Tender Offer Amount and two additional offers, one to purchase the 2011 Notes and the second to purchase the 2009 Notes.  If holders of the 2031 Notes validly tender and do not validly withdraw 2031 Notes, the Company will not accept for purchase any 2011 Notes or any of the 2009 Notes in the Contingent Tender Offers.  If holders of the 2031 Notes validly tender and do not validly withdraw such notes for an aggregate purchase price less than the Maximum Tender Offer Amount, then the Company will purchase, first, the 2011 Notes and, then, the 2009 Notes, subject to the condition that the aggregate purchase price for all notes accepted for purchase is no greater than the Maximum Tender Offer Amount.  The Company will accept notes for purchase on a pro rata basis, if applicable, pursuant to the Offer to Purchase, dated July 14, 2005.  Each of the offers expire on August 10, 2005, unless extended.

In addition, the Company has delivered notice to the Trustee for the 8.25% Senior Notes due 2007 stating that it intends to redeem an aggregate principal amount of $200 million of such notes.  The redemption date will be August 29, 2005.  There is currently $425 million outstanding in this series.

The Company is using a portion of the proceeds from the sale of its financial asset portfolio to fund the tender offers and the redemptions in an effort to reduce its debt.

DPL is also in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%; and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

Updates on Competition and Regulation

On April 7, 2004, the Company received notice that the staff of the Public Utilities Commission of Ohio (PUCO) was conducting an investigation into the financial condition of The Dayton Power and Light Company (DP&L) as a result of previously disclosed matters raised by a Company employee during the 2003 year-end financial closing process.  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions the Company has taken or will take to insulate DP&L utility operations and customers from the unregulated activities of its parent and subsidiaries.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and expressed its intentions to continue to cooperate with the PUCO in their investigation.  On March 29, 2005, the Ohio Consumers Counsel (OCC) filed comments with the PUCO on the Company’s financial plan of integrity, requesting the PUCO continue the investigation and monitor DP&L’s progress toward implementation of its financial plan of integrity.  On June 29, 2005 the Commission closed its investigation, citing significant positive actions taken by the Company including changes in the Board of Directors as well as executive management of DP&L, and that no apparent diminution of service quality has occurred because of the events that initiated the investigation.

As of June 30, 2005 four unaffiliated marketers were registered as competitive retail electric service (CRES) providers in DP&L’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2004 and for the first six months of 2005.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

As a part of the Market Development Period Stipulation, DP&L agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class by October 2004.  Approximately 51 thousand residential customers that volunteered for the program were bid out to CRES providers who are registered in DP&L’s service territory.  As of July 5, 2005 three rounds of bidding have been completed, resulting in no bids being received.  The fourth and final bidding for 2005 is scheduled to take place by August 30, 2005.  The magnitude of any customer switching and the financial impact of this program are not expected to be material to DPL’s results of operations, cash flows or financial position in 2005.  Future period effects cannot be determined at this time.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of DP&L’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that DP&L has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of DP&L’s billing services that DP&L will charge CRES providers.  Additionally, on October 19, 2004, DP&L entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that DP&L will modify the manner in which customer partial payments are applied to billing charges and DP&L will no longer offer to purchase the receivables of CRES providers who operate in DP&L’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  This Order gives the Company the right to defer costs of approximately $18 million and later file for recovery over a five year period, subject to PUCO approval.  On March 4, 2005, the OCC filed a Motion for Rehearing with the PUCO.  On March 23, 2005 the PUCO denied the OCC Motion for Rehearing.  On May 23, 2005, the OCC appealed the order to the Ohio Supreme Court.  On June 17, 2005 DP&L filed for PUCO approval for recovery of the deferred billing costs plus carrying charges beginning January 1, 2006.  If approved as proposed, this new rider will result in approximately $6 million in additional annual revenue through 2010.

On April 4, 2005, DP&L filed a request at the PUCO to implement a rate stabilization surcharge effective January 1, 2006.  The proposed rate surcharge request supports approximately $117 million in increased costs and is designed to reimburse DP&L for certain costs of providing electric service related to fuel, environmental compliance, taxes, regulatory changes and security measures.  The surcharge is capped at 11% of the generation portion of DP&L’s rates.  The surcharge, if approved, would result in approximately $76 million in additional revenue in 2006.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join a Regional Transmission Organization (RTO) or file a description of efforts taken to participate in a RTO, or reasons for not participating in a RTO.  In June 2003, DP&L turned over certain transmission functions for PJM Interconnection, L.L.C. (PJM) to operate including management of certain information systems, scheduling, market monitoring and security coordination.  DP&L was fully integrated into PJM on October 1, 2004.  As of December 31, 2004, DP&L had invested a total of approximately $18.0 million in its efforts to join a RTO.  On March 8, 2005 DP&L, along with Commonwealth Edison and American Electric Power Service Corporation filed to recover a portion of integration expenses relating to efforts to join the RTO.  On May 6, 2005, FERC approved the filing subject to certain modifications.  Applications for rehearing are currently pending.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt consumed by DP&L customers.  On October 26, 2004, DP&L filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as DP&L has obtained the authority to adjust its rates pursuant to DP&L’s approved Stipulation and Recommendation.  On June 1, 2005 the PUCO authorized DP&L to defer the PJM administrative fee, plus carrying charges incurred after the date of the application requesting the authority to defer the charges.  On July 1, 2005 the OCC filed an Application for Rehearing on the Commission’s June 1 order.  The Application for Rehearing is pending.  Also on July 1, 2005, DP&L filed a subsequent case requesting PUCO authority for recovery of the PJM administrative fee from retail customers beginning January 1, 2006.  If approved as filed, this will result in approximately an additional $8 million in revenue per year for three years.

On July 23, 2003, the FERC issued an Order rejecting in part the Initial Decision and found that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allowed DP&L to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlined the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On October 1, 2004, DP&L, along with approximately 60 other parties filed a long-term pricing plan with the FERC.  On November 18, 2004, the FERC approved this rate design.  In addition, the FERC ordered transitional payments, known as Seams Elimination Charge Adjustment (SECA), to be effective December 1, 2004 through March 31, 2006.  On February 10, 2005, FERC issued an order that reaffirmed the pricing structure, but set the SECA rates for hearing, subject to refund.  Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.  All motions for rehearing are pending.

Beginning May 2005, DP&L began receiving these FERC ordered transitional payments and has recieved $10.6 million of SECA collections net of SECA charges.  DP&L management believes that appropriate reserves of $9.9 million have been established in the event that such SECA collections are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time. However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect DP&L’s financial condition, results of operations and cash flows.

On May 31, 2005, the FERC instituted a proceeding under Federal Power Act Section 206 concerning the justness and reasonableness of PJM’s rate design.  This proceeding sets the rates for hearing and requests that all of PJM members, which include DP&L, address the justness and reasonableness of the current rate design.  The Company cannot determine what effect, if any the outcome of this proceeding may have on the future recovery of transmission revenues by DP&L.

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

OVERVIEW AND FUTURE EXPECTATIONS

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.   Sales proceeds and any related gains or losses were recognized as each fund closes.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and providing approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.  During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain ($20.1 million less $2.6 million professional fees) from discontinued operations and provided approximately $49.0 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During this same period, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where a sales agreement could not be negotiated.  Pursuant to these arrangements MVE transferred the economic aspects of two and a portion of one of its private equity funds to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements do not meet the criteria for recording a sale.  The Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and provided approximately $72.3 million in net proceeds on these funds.   The company recorded an impairment loss of $5.6 million to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.  It is anticipated that this will occur no later than the first quarter of 2007.

For the six months ended June 30, 2005, DPL recognized a $46.3 million pre-tax gain ($53.1 million less $6.8 million professional fees), and recorded a $5.6 million impairment loss and deferred gains of $27.1 million on transferred funds from discontinued operations and provided approximately $868 million in net proceeds, including approximately $51.9 million in net distributions from funds held for sale.

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a RTO, whose role is to administer an electric marketplace and insure reliability.  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM RTO.  PJM ensures the reliability of the high-voltage electric power system serving 44 million people in all or parts of Delaware, Indiana, Kentucky, Maryland, Michigan, New Jersey, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market, the world’s largest; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

DPL’s operating income for the second quarter of 2005 decreased $18.9 million compared to the second quarter of 2004.  Total revenues of $293.4 million in the second quarter of 2005 exceeded total revenues for the second quarter of 2004 by $8.6 million primarily resulting from an increase in market rates and ancillary revenues associated with participation in PJM.  These increases were partially offset by lower wholesale electric sales volume.  Operating expenses of $231.1 million in the second quarter of 2005 exceeded the second quarter of 2004 by $27.5 million or 14% primarily resulting from increased fuel and purchased power costs.  DPL’s reported basic earnings per share of $0.18 in the second quarter of 2005 decreased $0.29 per share from the second quarter of 2004 of $0.47. This decline was primarily due to lower earnings as a result of the sale of the private equity funds and higher fuel and purchased power costs.  DPL’s reported basic earnings per share from continuing operations was $0.14 per share for the second quarter of 2005 compared to $0.22 per share for the second quarter of 2004.

For the six months ended June 30, 2005, DPL’s operating income decreased $35.9 million compared to the first six months of 2004.  Total revenues of $600.5 million for the first six months of 2005 exceeded total revenues for the first six months of 2004 by $13.3 million primarily resulting from an increase in market rates and ancillary revenues associated with participation in PJM.  This increase was partially offset by lower retail and wholesale electric sales volume.  Operating expenses of $456.3 million for the first six months of 2005 exceeded the first six months of 2004 by $49.2 million or 12% primarily resulting from increased fuel and purchased power costs.  DPL’s reported basic earnings per share of $0.79 for the first six months of 2005 decreased $0.09 per share from the first six months of 2004 of $0.88.  DPL’s reported basic earnings per share from continuing operations was $0.44 per share for the first six months of 2005 compared to $0.54 per share for the first six months of 2004.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2005	2004	2005	2004

Electric revenues	$290.8	$282.2	$595.3	$582.0
Less: Fuel	71.2	61.7	149.7	125.3
Purchased power	37.5	23.9	66.3	51.9
Net electric margin (a)	$182.1	$196.6	$379.3	$404.8

Net electric margin as a percentage of electric revenues	62.6%	69.7%	63.7%	69.6%

Operating income	$62.3	$81.2	$144.2	$180.1

(a) For purposes of discussing operating results DPL presents and discusses net electric margin.  This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisioins regarding the Company’s financial performance.

Revenues

Electric revenues increased to $290.8 million in the second quarter of 2005 compared to $282.2 million for the second quarter of 2004 reflecting higher average rates for wholesale and retail revenues and ancillary revenues associated with participation in PJM.  These increases were offset by lower wholesale sales volume.  Retail revenues increased $3.6 million, primarily resulting from $5.1 million related to higher average rates, partially offset by $2.0 million in lower miscellaneous retail revenues reflecting transmission services provided in 2004 that are now provided through PJM.  The higher average rates were primarily the result of a difference in the balance of sales among the various categories of customers (see Operating Statistics).  Wholesale revenue decreased $12.4 million, primarily related to a $16.5 million decline in wholesale sales volume due to reduced plant availability that was partially offset by a $4.1 million increase related to higher average market rates.  During the second quarter of 2005, ancillary revenues from PJM were $17.5 million.  The Company did not participate in PJM for the same period for 2004.  PJM ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply and regulation services.  Heating degree-days were up 28% to 618 for the second quarter of 2005 compared to 484 for the same period in 2004.  Cooling degree-days were down 1% to 278 for the second quarter of 2005 compared to 280 for the same period in 2004.

For the six months ended June 30, 2005, electric revenues increased to $595.3 million compared to $582.0 million for the six months ended June 30, 2004, reflecting higher average rates for wholesale and retail revenues and ancillary revenues associated with participation in PJM.  These increases were offset by lower retail and wholesale sales volume.  Retail revenues increased $1.6 million, primarily resulting from $7.3 million in higher average rates, partially offset by $2.5 million related to lower sales volume and $3.2 million in lower miscellaneous retail revenues reflecting transmission services provided in 2004 that are now provided through PJM.  The higher average rates were primarily the result of a difference in the balance of sales among the various categories of customers.  Wholesale revenue decreased $21.3 million, primarily related to a $29.1 million decline in sales volume that was partially offset by a $7.8 million increase related to higher average market rates.  For the six months ended June 30, 2005, ancillary revenues from PJM were $33.0 million.  The Company did not participate in PJM for the same period for 2004.  PJM ancillary revenues primarily consist of compensation for use of the Company’s transmission assets, reactive supply and regulation services.  Heating degree-days were up 2% to 3,515 for the first six months of 2005 compared to 3,433 for the same period in 2004.  Cooling degree-days were down 1% to 278 for the first six months of 2005 compared to 280 for the same period in 2004.

Electric Margins, Fuel and Purchased Power

Net electric margin of $182.1 million in the second quarter of 2005 decreased by $14.5 million from $196.6 million in the second quarter of 2004.  As a percentage of total electric revenues, net electric margin decreased by 7.1 percentage points to 62.6% from 69.7%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by an increase in Electric revenues.  Fuel costs increased by $9.5 million or 15% in the second quarter of 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including emissions allowances.  Purchased power costs increased by $13.6 million or 57% in the second quarter 2005 compared to the same period in 2004 primarily resulting from charges of $12.4 million associated with moving power across PJM (the Company did not participate in PJM for the same period in 2004) and $6.8 million related to higher average market prices, partially offset by $5.6 million related to lower purchased power volume.

For the six months ended June 30, 2005, Net electric margin of $379.3 million decreased by $25.5 million from $404.8 million for the same period of 2004.  As a percentage of total electric revenues, net electric margin decreased by 5.9 percentage points to 63.7% from 69.6%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by an increase in Electric revenues.  Fuel costs increased by $24.4 million or 19% for the six months ended June 30, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including emissions allowances.  Purchased power costs increased by $14.4 million or 28% for the six months ended June 30, 2005 compared to the same period in 2004 primarily resulting from charges of $23.2 million associated with moving power across PJM (the Company did not participate in PJM for the same period in 2004) and $11.4 million related to higher average market prices, partially offset by $20.2 million related to lower purchased power volume.

Operation and Maintenance Expense

Operation and maintenance expense increased $1.4 million or 2% for the second quarter of 2005 compared to the same period in 2004 primarily resulting from a $3.3 million mark to market increase in stock incentive units and a $2.2 million increase in transmission and distribution expenses.  These increases were partially offset by lower Director and Officer Liability insurance costs of $3.2 million.

For the six months ended June 30, 2005, operation and maintenance expense increased $4.7 million over the same period of the prior year resulting from a $4.3 million mark to market increase in stock incentive units and $2.3 million increase in transmission and distribution expenses.  These increases were partially offset by lower Director and Officer Liability insurance costs of $2.7 million.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million in the second quarter of 2005 compared to the second quarter of 2004 primarily reflecting a higher plant base.  For the six months ended June 30, 2005, depreciation and amortization increased $3.8 million over the same period of the prior year reflecting a higher plant base.

Investment Income

Investment income increased by $4.0 million in the second quarter of 2005 compared to the second quarter of 2004 primarily due to increased interest income.

For the six months ended June 30, 2005, investment income increased $5.6 million compared to the same period of the prior year.  This increase was largely attributable to $4.8 million of interest income and other investment income.

Interest Expense

Interest expense increased $2.2 million or 6% in the second quarter of 2005 compared to the second quarter of 2004 primarily relating to $2.1 million in premiums paid relating to the early redemption of the 7.83% Series Notes. For the six months ended June 30, 2005, interest expense decreased $3.2 million or 4% compared to the six months ended June 30, 2004 primarily related to the refinancing and maturity of debt.  These decreases were partially offset by $2.1 million in premiums paid for the early redemption of the 7.83% Series Notes.  (See Note 7 of Notes to Consolidated Financial Statements.)

Other Income (Deductions)

Other income for the second quarter ended June 30, 2005 increased to $0.2 million compared to other deductions of $2.9 million for the second quarter ended June 30, 2004.  This increase primarily reflected $1.5 million from the 2004 write-off of the remaining term loan debt expense resulting from the loan termination and $0.9 million of lower fees resulting from the 2004 cancellation and replacement of the revolving credit facility and the term loan termination.

For the six months ended June 30, 2005, other income of $11.8 million increased $10.5 million compared to the same period of the prior year primarily resulting from $12.3 million of gains realized from the sale of pollution control emission allowances in 2005 compared to $5.5 million of gains from emission allowance sales in 2004.

Income Taxes

Income tax expense from continuing operations for the second quarter of 2005 decreased $4.9 million compared to the same period of the prior year resulting from lower income.  Income tax expense for the six months ended June 30, 2005 decreased $4.7 million compared to the same period of the prior year resulting from lower income.

On June 30, 2005 Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax. The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Income taxes from continuing operations were reduced by $1.1 million while income taxes from discontinued operations were increased by $1.3 million as a result of the tax law change.  Other provisions of House Bill 66 are being evaluated by DPL.

The Company is under audit review by state agencies for tax years 2002 through 2004 and by federal agencies for the tax years 1999 through 2003.  The Company believes it has adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.

Discontinued Operations

	Three months ended March 31,		Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004	2005	2004

Gain from discontinued operations
Gain realized from sale	$33.0	$—	$20.1	$—	$53.1	$—
Loss realized from sale	—	—	(5.6)	—	(5.6)	—
Professional and other legal fees	(4.2)	—	(2.6)	—	(6.8)	—
Total	$28.8	$—	$11.9	$—	$40.7	$—

Deferred gain from transfer	$—	$—	$27.1	$—	$27.1	$—

Income from discontinued operations
Investment income / (loss)	$40.3	$24.8	$1.0	$56.8	$41.3	$81.6
Accrued expenses	(5.3)	(6.8)	(2.1)	(5.6)	(7.4)	(12.4)
Total	$35.0	$18.0	$(1.1)	$51.2	$33.9	$69.2

Cash Flow
Net proceeds from sale	$690.8	$—	$53.4	$—	$744.2	$—
Net proceeds from transfer	—	—	72.3	—	72.3	—
Net distributions / (cash calls)	56.3	44.4	(4.4)	25.8	51.9	70.2
Total Cash Flow	$747.1	$44.4	$121.3	$25.8	$868.4	$70.2

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.   Sales proceeds and any related gains or losses were recognized as each fund closes.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and providing approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.   During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain ($20.1 million less $2.6 million professional fees) from discontinued operations and provided approximately $49.0 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During this same period, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where a sales agreement could not be negotiated.  Pursuant to these arrangements MVE transferred the economic aspects of two and a portion of one of its private equity funds to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements do not meet the criteria for recording a sale.  The Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and provided approximately $72.3 million in net proceeds on these funds.   The Company recorded an impairment loss of $5.6 million to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.  It is anticipated that this will occur no later than the first quarter of 2007.

For the six months ended June 30, 2005, DPL recognized a $46.3 million pre-tax gain ($53.1 million less $6.8 million professional fees), and recorded a $5.6 million impairment loss and deferred gains of $27.1 million on transferred funds from discontinued operations and provided approximately $868 million in net proceeds, including approximately $51.9 million in net distributions from funds held for sale.

Loss from discontinued operations (pre-tax) in the second quarter of 2005 of $1.1 million is comprised of $1.0 million of investment income less $2.1 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) in the second quarter of 2004 of $51.2 million is comprised of $56.8 million of investment income less $5.6 million of associated management fees and other expenses.

Income from discontinued operations (pre-tax) for the six months ended June 30, 2005 of $33.9 million is comprised of $41.3 million of investment income less $7.4 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) for the six months ended June 30, 2004 of $69.2 million is comprised of $81.6 million of investment income less $12.4 million of associated management fees and other expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DPL’s cash and cash equivalents totaled $1,037.2 million at June 30, 2005, compared to $137.0 million at June 30, 2004.  This increase was primarily attributed to $868.4 million of net proceeds received from the sale of the private equity funds in the financial asset portfolio.

The Company generated net cash from operating activities of $122.6 million and $44.8 million for the six months ended June 30, 2005 and 2004, respectively. The net cash provided by operating activities for the six months ended June 30, 2005 was primarily the result of operating profitability, partially offset by cash used for working capital.  The net cash provided by operating activities for the six months ended June 30, 2004 was primarily the result of operating profitability, partially offset by working capital, specifically the timing of litigation settlement payment. The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow from utility operations.

Net cash flows used for investing activities were $62.6 million for the six months ended June 30, 2005 compared to net cash flows provided by investing activities of $43.8 million for the same period in the prior year.  Net cash flows used for investing activities for the six months ended 2005 was primarily the result of capital expenditures partially offset by net sales and purchases of fixed income and equity securities unrelated to the discontinued operations.  Net cash flows provided by investing activities for the six months ended 2004 was primarily the result of net proceeds from sales and purchases of financial assets unrelated to the discontinued operations, partially offset by capital expenditures.

Net cash flows used for financing activities were $93.3 and $359.4 million for the six months ended June 30, 2005 and 2004, respectively.  Net cash flows used for financing activities for the six months ended 2005 was primarily the result of cash used to retire long-term debt and dividends paid to common stockholders, partially offset by cash received relating to the exercise of stock options.  Net cash flows used for financing activities for the six months ended 2004 was primarily the result of funds used for the retirement of $500 million of the 6.82% Series Senior Notes and dividends paid to common stockholders, partially offset by the issuance of $175 million unsecured 8% Series Senior Notes used to provide partial funding for the retirement of $500 million of the 6.82% Series Senior Notes due April 6, 2004.

Cash flows from discontinued operations were $868.4 million for the six months ended June 30, 2005 and $70.2 million for the six months ended June 30, 2004.  The 2005 cash flows consist of net proceeds from the sale or transfer of the private equity funds.  The 2004 cash flows consist primarily of net distributions and realized gains from the funds held for sale.

The Company intends to use the proceeds from the sale of the financial asset portfolio for debt reduction and investments in the core electric business that would assure regulatory recovery and produce an acceptable return.  In addition on July 27, 2005, the DPL Board authorized the Company to repurchase up to $400 million of stock from time to time in the open market, through private transactions or otherwise.

As part of its debt reduction commitment, the Board of Directors of DPL has authorized the use of $500 million to repurchase or redeem all or part of five outstanding debt issues.  The actual amounts repurchased or redeemed, if any, of each series will depend on the amount and price of the bonds tendered and market conditions at the time of the repurchase.

Accordingly, on July 14, 2005, DPL commenced three partial tender offers for certain of its outstanding debt securities for a maximum aggregate purchase price of $246 million.  The Company will conduct each offer in accordance with the terms and conditions described in the Offer to Purchase dated July 14, 2005.  See –”Other Matters- Debt Reduction and Refinancing.”

Additionally, DPL has delivered notice to the Trustee for the 8.25% Senior Notes due March 1, 2007 stating that it intends to redeem an aggregate principal amount of $200 million of such notes.  There is currently $425 million outstanding in this series.  The redemption date will be August 29, 2005.

DPL is also in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%;and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

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

Capital Requirements

Construction additions were $83.2 million and $46.3 million for the six months ended June 30, 2005 and 2004, respectively, and are expected to approximate $195 million in 2005.

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

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DPL is projecting to spend an estimated $930 million ($850 million previously reported) in capital projects, approximately $515 million ($441 million previously) of which is to meet changing environmental standards.  DPL’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DPL expects to finance its construction additions in 2005 with internally-generated funds.

Financial Assets Investment

On June 20, 2005, pursuant to the purchase and sale agreement, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC whereby MVE transferred the economic aspects of its investment in the private equity funds remaining in the Company’s financial asset portfolio to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  Pursuant to this arrangement, the Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  DPL has deferred recognition of a net gain on such funds of approximately $27 million until the sales can be consummated.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.

The Company has an obligation to fund any cash calls or other commitments in which AlpInvest/Lexington 2005, LLC defaults with respect to such funds.  This obligation is estimated not to exceed $15.5 million.

Public securities were $98.0 million at June 30, 2005, and were valued at current market price.  The public securities are additional capital resources available to the Company.

Debt and Debt Covenants

At June 30, 2005, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.5 million for the remainder of 2005, $1.3 million in 2006, $434.5 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2005 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of June 30, 2005 and expects to be in compliance during the near term.

On September 29, 2003, DP&L issued $470 million principal amount of First Mortgage Bonds, 5.125% Series due 2013.  The net proceeds from the sale of the bonds, after expenses, were used on October 30, 2003, to (i) redeem $226 million principal amount of DP&L’s First Mortgage Bonds, 8.15% Series due 2026, at a redemption price of 104.075% of the principal amount plus accrued interest to the redemption date and (ii) redeem $220 million principal amount of DP&L’s First Mortgage Bonds, 7.875% Series due 2024, at a redemption price of 103.765% of the principal amount plus accrued interest to the redemption date.  The 5.125% Series due 2013 were not registered under the Securities Act of 1933, but were offered and sold through a private placement in compliance with Rule 144A under the Securities Act of 1933.  The bonds include step-up interest provisions requiring the Company to pay additional interest if (i) DP&L’s registration statement was not declared effective by the SEC within 180 days from the issuance of the new bonds or (ii) the exchange offer was not completed within 210 days from the issuance of the new bonds.  The registration statement was not declared effective and the exchange offer was not timely completed and, as a result, the Company was required to pay additional interest of 0.50% until a registration statement was declared effective at which point the additional interest was reduced by 0.25%.  The remaining additional interest of 0.25% continued until the exchange offer was completed.  The exchange offer registration for these securities was filed with the SEC on April 26, 2005 and declared effective on May 18, 2005, at which point the additional interest was reduced by 0.25%.  The exchange offer was completed on June 23, 2005 thereby eliminating the additional interest in total.

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

On March 25, 2004, $175 million 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%.  The exchange offer registration for these securities is expected to be filed during 2005.

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010 and provides credit support for DP&L’s business requirements during this period.  This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at June 30, 2005 or at year-end 2004.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in debt ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

In May 2005, DPL redeemed the $39 million 7.83% Senior Notes under the terms of the indenture date as of January 1, 1993.  On the redemption date of May 15, 2005, each of the securities was redeemed at a redemption price equal to 105.38% of the principal amount being redeemed.

On July 14, 2005, the Company commenced three partial tender offers for certain of its outstanding debt securities for a maximum aggregate purchase price of the Maximum Tender Offer Amount.  The Company’s offers consist of one offer to purchase an amount of the 2031 Notes for a maximum aggregate purchase price of up to the full Maximum Tender Offer Amount and two additional offers, one to purchase the 2011 Notes and the second to purchase the 2009 Notes.  If holders of the 2031 Notes validly tender and do not validly withdraw 2031 Notes, the Company will not accept for purchase any 2011 Notes or any of the 2009 Notes in the Contingent Tender Offers.  If holders of the 2031 Notes validly tender and do not validly withdraw such notes for an aggregate purchase price less than the Maximum Tender Offer Amount, then the Company will purchase, first, the 2011 Notes and, then, the 2009 Notes, subject to the condition that the aggregate purchase price for all notes accepted for purchase is no greater than the Maximum Tender Offer Amount.  The Company will accept notes for purchase on a pro rata basis, if applicable, pursuant to the Offer to Purchase, dated July 14, 2005.  Each of the offers expires on August 10, 2005, unless extended.

In addition, the Company has delivered notice to the Trustee for the 8.25% Senior Notes due 2007 stating that it intends to redeem an aggregate principal amount of $200 million of such notes.  The redemption date will be August 29, 2005.  There is currently $425 million outstanding in this series.

DPL is also in the process of refinancing $41.3 million in outstanding Ohio Water Development Authority obligations maturing through 2027 with a weighted average interest rate of 6.4%; $137.8 million in outstanding Ohio Air Quality Development Authority obligations maturing through 2030 with a weighted average interest rate of 6.2%;and $35.3 million in outstanding Boone County, Kentucky obligations maturing through 2022 with a weighted average interest rate of 6.5%.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of June 30, 2005, DP&L had two outstanding letters of credit for a total of $3.1 million.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective
Fitch Ratings	BBB-	A-	Stable	July 2005

Moody’s Investors Service	Ba1	Baa1	Positive	July 2005

Standard & Poor’s Corp.	BB-	BBB-	Positive	May 2005

As reflected above, DPL’s unsecured debt credit ratings are considered investment grade by Fitch Ratings and below investment grade by Moody’s Investors Service and Standard & Poor’s Corp.

Transfer of Assets to MVIC

On August 2, 2004, in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum of no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company transferred $5 million from its operating cash during the fourth quarter of 2004 and subsequently transferred one private equity fund effective January 1, 2005, to its subsidiary, MVIC, in satisfaction of this requirement during the fourth quarter of 2004.  These funds are available to pay insurance claims and other operating expenses of MVIC.

In addition, during January and February 2005, as a result of a dividend from MVE to its ultimate parent, DPL, the Company contributed to MVIC twelve private equity financial assets valued at approximately $148.6 million.  These financial assets were subsequently sold resulting in net proceeds of $109.2 million.  See Discontinued Operations discussion for further information.

Off-Balance Sheet Arrangements

DPL does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DPL’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At June 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$434.0	$275.0	$1,372.0	$2,081.0
Interest payments	73.2	253.6	191.6	88.8	607.2
Pension and postretirement payments	11.7	45.9	45.2	141.9	244.7
Capital leases	0.5	1.8	1.4	0.6	4.3
Operating leases	0.8	0.9	—	—	1.7
Coal contracts (a)	169.9	583.4	83.7	85.5	922.5
Other long-term obligations	17.8	12.7	0.5	—	31.0
Total long-term obligations	$273.9	$1,332.3	$597.4	$1,688.8	$3,892.4

(a) DP&L operated units

Long-term debt:

Long-term debt as of June 30, 2005, consists of first mortgage bonds, guaranteed air quality development obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  On July 14, 2005, the Company commenced a tender offer for certain of our outstanding debt securities for a maximum purchase price of up to $246 million.  The Company also sent a notice to the trustee that it is redeeming an aggregate principal amount of $200 million of the outstanding 8.25% Senior Notes due 2007.  See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above.  See Note 7 of Notes to Consolidated Financial Statements.

Pension and postretirement payments:

As of June 30, 2005, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of June 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

Other long-term obligations:

As of June 30, 2005, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At June 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Other	—	15.5	—	—	15.5
Total commercial commitments	$—	$33.3	$—	$100.0	$133.3

Credit facilities:

In May 2005, DP&L replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually expires on May 30, 2010.  At June 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

Other:

The Company completed the sale of or entered into an alternative closing arrangement for all private equity funds in its financial asset portfolio as of June 20, 2005.  The Company has an obligation to fund any cash calls or other commitments in which the purchaser of the private equity funds defaults with respect to the funds for which the Company entered into an alternative closing arrangement.  (See Note 2 of Notes to Consolidated Financial Statements.)

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

Commodity Pricing Risk

For the six months ended June 30, 2005, approximately 8 percent of DPL’s electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins. As of June 30, 2005, a hypothetical increase or decrease of 10% in annual wholesale revenues, excluding RTO services, would result in approximately a $6 million increase or decrease to net income, assuming no change in costs.

Fuel (including emission allowances) and purchased power costs as a percent of total operating costs for the six months ended June 30, 2005 and 2004 were 47% and 44%, respectively.  As of June 30, 2005, DP&L has contracted for substantially all of its projected coal requirements for 2005.  The prices to be paid by DP&L under its long-term coal contracts are either fixed or subject to periodic adjustment.  Each contract has features that will limit price escalations in any given year. DP&L has also covered all of its estimated 2005 emission allowance requirements.  DP&L expects its 2005 fuel costs to exceed its 2004 fuel costs by approximately 17% (assuming comparable volumes).  This increase is primarily the result of increased coal costs and a slight increase in emissions allowance costs.  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs. As of June 30, 2005, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding RTO services, would result in approximately a $23 million increase or decrease to net income.

Interest Rate Risk

As a result of DPL’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DPL maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents publicly held secured and unsecured notes and debentures with fixed interest rates.  At June 30, 2005, DPL had no short-term borrowings.

The carrying value of DPL’s debt was $2,085.3 million at June 30, 2005, consisting of DP&L’s first mortgage bonds, DP&L’s guaranteed Air Quality Development Authority and Water Development Authority obligations, DPL’s unsecured notes and DP&L’s capital leases.  The fair value of this debt was $2,232.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at June 30, 2005, are as follows:

	Long-term Debt
	Amount
Expected Maturity Date	($ in millions)	Average Rate

2005	$0.5	4.4%
2006	1.3	5.0%
2007	434.5	8.2%
2008	100.7	6.2%
2009	175.7	8.0%
Thereafter	1,372.6	6.5%
Total	$2,085.3

Fair Value	$2,232.9

Debt maturities in 2005 are expected to be financed with internal funds.

Portfolio Risk

The Company completed the sale of or entered into an alternative closing arrangement for all private equity funds in its financial asset portfolio as of June 20, 2005.  The Company has an obligation to fund any cash calls or other commitments in which the purchaser of the private equity funds defaults with respect to the funds for which the Company entered into an alternative closing arrangement.  (See —Financial Condition, Liquidity and Capital Resources.)

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

Operating Results Fluctuations

Future operating results could be affected and are subject to fluctuations based on a variety of factors, including but not limited to: unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; changes in coal costs, gas supply costs, emissions allowance costs, or availability constraints; environmental compliance, including costs of compliance with existing and future environmental requirements; and electric transmission system constraints.

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

There has been one significant change to the critical accounting policies as disclosed in DPL’s Form 10-K as of December 31, 2004.  The following policy has been added to DPL’s critical accounting policies:

Revenue Recognition

DP&L considers revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  DP&L’s utility operating companies record electric revenues when delivered to customers.  Customers are billed throughout the month as electric meters are read.  DP&L recognizes revenues for retail energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  DP&L’s estimates of unbilled revenues use systems that consider various factors, including weather, to calculate retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, DP&L believes it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Additionally, DP&L is subject to regulatory orders addressing the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  Beginning May 2005, DP&L began receiving Seams Elimination Charge Adjustment (SECA) payments and has recorded $10.6 million of SECA collections net of SECA charges.  DPL’s management is required to make assumptions, estimates and judgments relating to the possibility of refund of these revenues. These assumptions, estimates and judgments are based on management’s experience and assumptions that are believed to be reasonable at the time.  As a result of these assumptions, estimates and judgments, DP&L is deferring a portion of these revenues for which management believes is subject to refund.  The deferred amount recorded during the second quarter 2005 was $9.9 million and is anticipated to be approximately $21.8 million for the entire year of 2005.  The above amount collected under the SECA rates are subject to refund, the ultimate outcome of the proceeding establishing SECA rates is uncertain, and the results of this proceeding may affect DP&L’s financial condition, results of operations and cash flows.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

DPL INC.

OPERATING STATISTICS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Electric

Sales (millions of kWh)
Residential	1,101	1,090	2,636	2,621
Commercial	966	936	1,851	1,840
Industrial	1,097	1,139	2,107	2,177
Other retail	366	357	697	690
Other miscellaneous revenues	—	—	—	—
Total retail	3,530	3,522	7,291	7,328

Wholesale	577	1,039	1,194	2,021

Total sales	4,107	4,561	8,485	9,349

Revenues ($ in thousands)
Residential	$100,025	$98,587	$225,957	$224,579
Commercial	69,682	66,090	133,292	129,936
Industrial	55,720	55,586	108,580	108,975
Other retail	20,956	20,518	39,711	39,335
Other miscellaneous revenues	2,234	4,275	4,984	8,143
Total retail	248,617	245,056	512,524	510,968

Wholesale	24,696	37,133	49,795	71,050

RTO ancillary revenues	17,451	—	32,952	—

Total revenues	$290,764	$282,189	$595,271	$582,018

Electric customers at end of period	511,393	507,395	511,393	507,395

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

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  DPL and DP&L filed briefs opposing those motions.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L have been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  DPL, DP&L and MVE have filed a brief opposing that motion.  On May 10, 2005 the Court denied Defendants’ motions to dismiss.  Defendants Forster and Muhlenkamp’s motion regarding fees remains pending.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against DPL, DP&L, MVE and individually against the current members of the Board of Directors of DPL as well as a former Board member and various compensation plans of DPL and DP&L.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against DPL, DP&L and individually against the current members of the Board of Directors of DPL and a former Board member of DPL.  On June 29, 2005, DPL and DP&L filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially deny the allegations made by DPL DP&L and MVE and deny any liability.  The counterclaims and amended counterclaims allege that DPL, DP&L, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys fees and expenses.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  They assert that DPL, DP&L and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believe that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and has not yet issued a ruling.  In addition, the defendants in the New York action filed motions to stay or dismiss that case.  The New York court heard those motions on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  The New York court has not yet ruled on the motion filed by outside counsel to DPL.  Counsel for Mr. Forster and Ms. Muhlenkamp have informed the New York court that they intend to file a motion seeking unspecified relief from the stay.

Counsel to Mr. Forster and Ms. Muhlenkamp have begun sending their attorneys’ invoices for the New York action to the Company for fee advancement and have continued to send monthly invoices for the Ohio action to the Company for fee advancement.  The Company continues to maintain that it is not required to advance payment with respect to any of those charges.

Cumulatively through June 30, 2005, the Company has accrued for accounting purposes, obligations of approximately $50 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants entitlement to any of those sums and, as noted above is pursuing litigation against them contesting all such claims.

Item 4. Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on April 28, 2005 at which security holders elected three directors nominated for three-year terms expiring 2008.  The results of voting were as follows:

	FOR	WITHHELD	BROKER NO-VOTE
James F. Dicke, II	107,501,130	1,918,384	—
James V. Mahoney	107,904,218	1,515,296	—
Barbara S. Graham	107,991,119	1,428,395	—

The other directors whose terms of office continued after the Annual Meeting are Ernie Green, Paul R. Bishop and General Lester L. Lyles (Ret.) (each in the Class of 2006) and Robert D. Biggs, W August Hillenbrand, Glenn E. Harder and Ned J. Sifferlen, PhD (each in the Class of 2007).

Shareholders also voted to ratify the selection of KPMG LLP as the Company’s independent auditor for 2005.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
107,693,078	940,542	785,892	—

Item 5.  Other Information

None

Item 6.  Exhibits

(a)           The following exhibits are filed herewith:

Exhibit 4.1 – Revolving Credit Agreement dated as of May 31, 2005 between The Dayton Power and Light Company, KeyBank National Association (as agent and arranger) and LaSalle Bank National Association.  (Filed as Exhibit 10.1 to the Form 8-K filed June 28, 2005 (File No. 1-9052))

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	July 29, 2005	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

	July 29, 2005	/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial and principal accounting officer)

	July 29, 2005	/s/ Daniel L. Thobe
Daniel L. Thobe Corporate Controller