Form 10-Q
period 2005-09-30
DPL INC
filed 2005-10-28
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES	☒	NO	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES	☒	NO	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	☐	NO	☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of October 21, 2005, 127,526,404 shares of the registrant’s common stock were outstanding.

DPL INC.

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Consolidated Statement of Results of Operations	3

	Consolidated Statement of Cash Flows	4

	Consolidated Balance Sheet	5

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

	Operating Statistics	41

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1.	Legal Proceedings	42

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

Other

Signatures		45

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

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.

CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions except per share amounts	2005	2004	2005	2004

Revenues
Electric revenues	$354.9	$309.7	$950.2	$891.7
Other revenues, net of fuel costs	2.5	2.5	7.7	7.7
Total revenues	357.4	312.2	957.9	899.4

Operating Expenses
Fuel	101.4	66.7	251.1	192.0
Purchased power	37.4	29.9	103.7	81.8
Operation and maintenance	52.0	58.3	164.6	166.2
Depreciation and amortization	37.6	35.4	110.4	104.4
General taxes	28.8	26.7	82.8	79.5
Amortization of regulatory assets, net	0.6	0.1	1.5	0.3
Total operating expenses	257.8	217.1	714.1	624.2

Operating Income	99.6	95.1	243.8	275.2

Investment income	33.2	0.4	43.4	5.0
Interest expense	(34.1)	(38.4)	(110.5)	(120.1)
Charge for early redemption of debt	(59.1)	—	(61.2)	—
Other income	1.0	2.2	12.8	3.5

Income from continuing operations before income tax	40.6	59.3	128.3	163.6

Income tax expense	14.9	25.6	49.8	65.2

Income from continuing operations	25.7	33.7	78.5	98.4

Discontinued operations (Note 2)
(Loss) Income from discontinued operations	(1.6)	83.3	32.3	152.5
(Loss) Gain on disposal of discontinued operations	(0.1)	—	40.6	—
Income tax (benefit) expense	(1.9)	33.3	29.9	61.1

Income from discontinued operations	0.2	50.0	43.0	91.4

Net Income	$25.9	$83.7	$121.5	$189.8

Average Number of Common Shares Outstanding (millions)
Basic	121.2	120.1	120.8	120.1
Diluted	130.7	121.4	129.1	121.4

Earnings Per Share of Common Stock
Basic:
Income from continuing operations	$0.21	$0.28	$0.65	$0.82
Income from discontinued operations	0.00	0.42	0.36	0.76
Total Basic	$0.21	$0.70	$1.01	$1.58

Diluted:
Income from continuing operations	$0.20	$0.28	$0.61	$0.81
Income from discontinued operations	0.00	0.41	0.33	0.75
Total Diluted	$0.20	$0.69	$0.94	$1.56

Dividends Paid Per Share of Common Stock	$0.24	$—	$0.72	$0.24

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,
$ in millions	2005	2004
Operating Activities

Net income	$121.5	$189.8
Less: Income from discontinued operations (Note 2)	(43.0)	(91.4)
Income from continuing operations	78.5	98.4

Adjustments:
Depreciation and amortization	110.4	104.4
Amortization of regulatory assets, net	1.5	0.3
Deferred income taxes	(6.7)	29.4
Charge for early redemption of debt	61.2	—
Shareholder litigation settlement	—	(70.0)
Captive insurance provision	3.8	4.0
Gain on sale of other investments	(28.2)	(3.3)
Changes in working capital:
Accounts receivable	(12.5)	25.1
Accounts payable	(21.1)	(32.0)
Accrued taxes payable	(7.1)	(45.7)
Accrued interest payable	(21.4)	(24.8)
Prepayments	4.2	(1.6)
Inventories	(9.7)	(12.9)
Deferred compensation assets	3.1	8.2
Deferred compensation obligations	7.9	1.1
Other (Note 3)	16.0	(4.9)
Net cash provided by operating activities	179.9	75.7

Investing Activities
Capital expenditures	(138.2)	(66.5)
Purchases of short-term investments and securities	(215.6)	(21.1)
Sales of short-term investments and securities	294.5	82.8
Net cash used for investing activities	(59.3)	(4.8)

Financing Activities
Issuance of long-term debt, net	211.2	174.7
Exercise of stock options	18.7	—
Retirement of long-term debt	(673.8)	(510.4)
Premiums paid for early redemption of debt	(54.7)	—
Retirement of preferred securities	(0.1)	—
Dividends paid on common stock	(86.3)	(28.7)
Net cash used for financing activities	(585.0)	(364.4)

Cash flow from continuing operations	(464.4)	(293.5)
Cash flow from discontinued operations	868.4	132.1
Balance at beginning of period	202.1	337.6
Balance at end of period	$606.1	$176.2

Cash Paid During the Period for:
Interest	$127.9	$140.3
Income taxes	$55.3	$73.8

See Notes to Consolidated Financial Statement.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

	At	At
	September 30,	December 31,
$ in millions	2005	2004
ASSETS

Property
Property, plant and equipment	$4,614.0	$4,495.0
Less: Accumulated depreciation and amortization	(2,059.7)	(1,964.9)
Net property	2,554.3	2,530.1

Current Assets
Cash and cash equivalents	606.1	202.1
Short-term investments available for sale	47.6	—
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.1 respectively	184.4	175.7
Inventories, at average cost (Note 3)	81.8	72.1
Prepaid taxes	11.6	46.4
Other (Note 3)	25.8	34.3

Total current assets	957.3	530.6

Other Assets
Financial assets
Public securities	—	86.9
Private securities under the equity method (Note 2)	—	304.0
Private securities under the cost method (Note 2)	—	522.3
Total financial assets	—	913.2

Income taxes recoverable through future revenues	31.4	32.5
Other regulatory assets	53.1	41.5
Other (Note 3)	108.3	117.6

Total other assets	192.8	1,104.8

Total Assets	$3,704.4	$4,165.5

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONSOLIDATED BALANCE SHEET

(continued)

	At	At
	September 30,	December 31,
$ in millions	2005	2004

CAPITALIZATION AND LIABILITIES

Capitalization
Common shareholders’ equity
Common stock	$1.3	$1.3
Other paid-in capital, net of treasury stock	30.3	15.8
Warrants	50.0	50.0
Common stock held by employee plans	(86.1)	(85.7)
Accumulated other comprehensive income	21.2	65.5
Earnings reinvested in the business	1,038.2	997.1
Total common shareholders’ equity	1,054.9	1,044.0

Preferred stock	22.9	23.0

Long-term debt (Note 7)	1,677.2	2,117.3
Total capitalization	2,755.0	3,184.3

Current Liabilities
Current portion - long-term debt	0.9	13.5
Accounts payable	101.1	113.4
Accrued taxes	113.1	137.2
Accrued interest	21.0	42.1
Other (Note 3)	24.1	20.7
Total current liabilities	260.2	326.9

Deferred Credits and Other
Deferred taxes	361.1	384.8
Unamortized investment tax credit	47.1	49.3
Insurance and claims costs	28.7	24.9
Other (Note 3)	252.3	195.3
Total deferred credits and other	689.2	654.3

Contingencies (Note 10)

Total Capitalization and Liabilities	$3,704.4	$4,165.5

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.     Basis of Presentation

Basis of Consolidation

DPL Inc. (DPL or the Company) prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DPL and its majority-owned subsidiaries.  DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L), a public utility that sells electricity to residential, commercial, industrial and governmental customers in West Central Ohio.  Other significant subsidiaries of DPL (all of which are wholly-owned) include DPL Energy, LLC (DPLE), which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; MVE, Inc. (MVE) which was primarily responsible for the management of the Company’s financial asset portfolio, which portfolio was sold or transferred in 2005; Plaza Building, Inc., which owns all the capital stock of MVE;  and Miami Valley Insurance Company (MVIC), a captive insurance company for DPL and its subsidiaries.  Investments that are not majority owned are accounted for using the equity method when DPL’s investment allows it the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

DPL has prepared the unaudited consolidated financial statements in this report pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in DPL’s 2004 Annual Report on Form 10-K.

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

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”.  SFAS 123R will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R establishes standards in which to account for transactions where an entity exchanges its equity instruments for goods or services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or settled by issuance of equity instruments.  This statement focuses primarily on accounting for employee services paid for by share-based transactions.  SFAS 123R requires a public entity to measure the cost of employee services received and paid for by equity instruments to be based on the fair-value of such equity on the grant date.  This cost, net of estimated forfeitures, is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred will be based on the fair-value of equity instruments and then be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date will be estimated using option-pricing models and excess tax benefits will be recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits will be presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement shall be effective for the Company no later than January 1, 2006.  DPL is currently accounting for such share-based transactions granted after January 1, 2003, using SFAS 123, “Accounting for Stock-Based Compensation.”  DPL is evaluating the effect of this new standard on the Company’s results of operations, cash flows and financial position.

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

Exchange of Nonmonetary Assets

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Exchange of Nonmonetary Assets, an amendment of APB Opinion No. 29” (SFAS 153).  The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS 153 shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This statement had no impact on the Company's results of operations, cash flows or financial position.

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

The American Jobs Creation Act of 2004

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act).  On December 21, 2004, the Financial Accounting Standards Board (FASB) issued two FASB Staff Positions (FSP) regarding the accounting implications of the Act related to (1) the deduction for qualified domestic production activities (FSP FAS 109-1) and (2) the one-time tax benefit for the repatriation of foreign earnings (FSP FAS 109-2).  The guidance in the FSPs applies to financial statements for periods ending after the date the Act was enacted.  The Act provides a deduction up to 9 percent (when fully phased-in) of the lesser of (a) qualified production activities income, as defined by the Act, or (b) taxable income (after the deduction for the utilization of any net operating loss carryforwards).  This tax deduction is limited to 50 percent of W-2 wages paid by the taxpayer.  The Act also creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations.  DPL reduced its tax expense by $1.3 million for the nine months ended September 30, 2005 as a result of the deduction for qualified domestic production activities.

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

2.     Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Gain /(loss) from discontinued operations
Gain realized from sale	$—	$—	$53.1	$—
Loss recorded	—	—	(5.6)	—
Professional and other legal fees	(0.1)	—	(6.9)	—
Total	$(0.1)	$—	$40.6	$—

Deferred gain from transfer	$—	$—	$27.1	$—

Income from discontinued operations
Investment income	$—	$90.0	$41.3	$171.7
Accrued expenses	(1.6)	(6.7)	(9.0)	(19.2)
Total	$(1.6)	$83.3	$32.3	$152.5

Cash Flow
Net proceeds from sale	$—	$—	$744.2	$—
Net proceeds from transfer	—	—	72.3	—
Net distributions / (cash calls)	—	61.9	51.9	132.1
Total Cash Flow	$—	$61.9	$868.4	$132.1

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.   Sales proceeds and any related gains or losses were recognized as the sale of each fund closed.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and providing approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.   During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain ($20.1 million less $2.6 million professional fees) from discontinued operations and providing approximately $49.0 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During this same period, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where a sales agreement could not be negotiated.  Pursuant to these arrangements MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements do not meet the criteria for recording a sale.  The Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and provided approximately $72.3 million in net proceeds on these funds.   The Company recorded an impairment loss of $5.6 million to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.  It is anticipated that this will occur no later than the first quarter of 2007.

For the nine months ended September 30, 2005, DPL recognized a $46.2 million pre-tax gain ($53.1 million less $6.9 million professional fees), and recorded a $5.6 million impairment loss and deferred gains of $27.1 million on transferred funds from discontinued operations and provided approximately $868 million in net proceeds, including approximately $52 million in net distributions from funds held for sale.

Loss from discontinued operations (pre-tax) in the third quarter of 2005 of $1.6 million is comprised of associated management fees and other expenses.  DPL will continue to incur management and professional fees in the near term.  Income from discontinued operations (pre-tax) in the third quarter of 2004 of $83.3 million is comprised of $90.0 million of investment income less $6.7 million of associated management fees and other expenses.

Income from discontinued operations (pre-tax) for the nine months ended September 30, 2005 of $32.3 million is comprised of $41.3 million of investment income less $9.0 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) for the nine months ended September 30, 2004 of $152.5 million is comprised of $171.7 million of investment income less $19.2 million of associated management fees and other expenses.

Other assets and liabilities of the discontinued operation were as follows:

	At September 30,
	2005	2004
Assets	$7.0	$7.0

Liabilities	$42.4	$13.8

Other liabilities consist primarily of accrued income taxes, legal and professional fees and a reserve for estimated obligations under certain consulting and employment agreements that are currently being challenged as described in Legal Proceedings.

3. Supplemental Financial Information

Balance Sheet

	At	At
	September 30,	December 31,
$ in millions	2005	2004

Inventories, at average cost
Plant materials and supplies	$31.5	$31.4
Fuel and emission allowances	50.3	40.7
Total inventories, at average cost	$81.8	$72.1

Other current assets
Prepayments	$5.6	$16.3
Deposits and other advances	16.6	6.6
Current deferred income taxes	2.4	6.8
Other	1.2	4.6
Total other current assets	$25.8	$34.3

Other deferred assets
Master Trust assets	$31.7	$34.8
Prepaid pension	36.5	38.2
Unamortized loss on reacquired debt	22.4	23.8
Investment in Capital Trust	6.8	10.0
Unamoritized debt expense	9.6	9.7
Other	1.3	1.1
Total other deferred assets	$108.3	$117.6

Other current liabilities
Customer security deposits and other advances	$19.2	$17.3
Other	4.9	3.4
Total other current liabilities	$24.1	$20.7

Other deferred credits
Asset retirement obligations - regulated property	$81.5	$77.5
Trust obligations	75.9	68.2
Retirees’ health and life benefits	32.8	32.4
Deferrred gain on sale of portfolio	27.1	—
FERC transitional payment deferral	15.4	—
Environmental reserves	0.1	0.1
Legal reserves	3.0	3.3
Asset retirement obligations - generation	5.4	5.1
Other	11.1	8.7
Total other deferred credits	$252.3	$195.3

3. Supplemental Financial Information (Cont.)

	Nine Months
	Ended September 30,
$ in millions	2005	2004
Cash flows - Other
Payroll taxes payable	$0.1	$(11.3)
Deposits and other advances	(8.1)	9.5
Deferred management fees	7.9	1.0
Deferred storm costs	(5.6)	—
FERC transitional payment deferral	15.4	—
Other	6.3	(4.1)
Total cash flows - Other	$16.0	$(4.9)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
$ in millions	2005	2004	2005	2004
Comprehensive income
Net Income	$25.9	$83.7	$121.5	$189.8
Net change in unrealized gains (losses) on financial instruments, net of reclassification adjustments	(19.0)	(1.3)	(15.4)	3.7
Net change in unrealized gains (losses) on foreign currency translation adjustments	(0.4)	0.7	(46.3)	(13.6)
Net change in deferred gains on cash flow hedges	(2.0)	(0.7)	(4.8)	(2.3)
Deferred income taxes related to unrealized gains (losses)	7.4	0.4	22.2	3.8
Comprehensive income	$11.9	$82.8	$77.2	$181.4

4. Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.

Approximately 0.4 million stock options in the third quarter of 2005 and 37.7 million warrants and stock options in the third quarter of 2004 were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Approximately 0.4 million stock options in the nine months ended September 30, 2005 and 37.7 million warrants and stock options in the nine months ended September 30, 2004 were excluded from the computation of diluted earnings per share because they were anti-dilutive.  These warrants and stock options could be dilutive in the future.

During the third quarter 2005, 0.39 million stock options were exercised by former officers of the Company who are not affiliated with the Company’s pending litigation against three of its former executives.  For the nine months ended September 30, 2005, a total of 0.845 million stock options have been exercised by former officers who are not affiliated with our pending litigation against three former executives of the Company.  See Part II, Item 1-Legal Proceedings.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

	Three months ended September 30,
	2005			2004
$ in millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$25.9	121.2	$0.21	$83.7	120.1	$0.70

Effect of Dilutive Securities:
Restricted stock units		1.2			1.2
Warrants		7.3			—
Stock options		1.0			0.1
Diluted EPS	$25.9	130.7	$0.20	$83.7	121.4	$0.69

	Nine months ended September 30,
	2005			2004
$ in millions except per share amounts	Income	Shares	Per Share	Income	Shares	Per Share
Basic EPS	$121.5	120.8	$1.01	$189.8	120.1	$1.58

Effect of Dilutive Securities:
Restricted stock units		1.2			1.2
Warrants		6.2			—
Stock options		0.9			0.1
Diluted EPS	$121.5	129.1	$0.94	$189.8	121.4	$1.56

5.     Pension and Postretirement Benefits

DPL sponsors a defined benefit plan for substantially all its employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. The Company funds pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  The Company also maintains a Supplemental Executive Retirement Plan for certain current and former executives.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  DPL has funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended September 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$0.9	$0.9	$—	$—
Interest cost	3.9	4.0	0.5	0.5
Expected return on assets	(5.4)	(5.4)	(0.1)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	1.0	0.4	(0.1)	(0.2)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	—
Net periodic benefit cost	1.0	0.6	0.3	0.1
Curtailment (a)	0.1	—	—	—
Net periodic benefit cost after curtailment	$1.1	$0.6	$0.3	$0.1

(a)   The curtailment relates to a freeze in benefits for the remaining active employee participating in the Supplemental Executive Retirement Plan.

The net periodic benefit cost of the pension and postretirement benefit plans for the nine months ended September 30 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2005	2004	2005	2004
Service cost	$2.9	$2.8	$—	$—
Interest cost	11.8	12.0	1.4	1.5
Expected return on assets	(16.1)	(16.3)	(0.4)	(0.5)

Amortization of unrecognized:
Actuarial (gain) loss	2.9	1.4	(0.6)	(0.7)
Prior service cost	1.7	2.0	—	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit cost	3.2	1.9	0.5	0.4
Curtailment (a)	0.1	—	—	—
Net periodic benefit cost after curtailment	$3.3	$1.9	$0.5	$0.4

(a)   The curtailment relates to a freeze in benefits for the remaining active employee participating in the Supplemental Executive Retirement Plan.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement

2005	$4.8	$1.0
2006	$19.7	$3.1
2007	$20.0	$3.1
2008	$19.1	$3.0
2009	$20.2	$2.9
2010	$20.5	$2.8
2011 – 2015	$106.8	$11.8

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
$ in millions	2005	2004	2005	2004
Net income, as reported	$25.9	$83.7	$121.5	$189.8
Add: Total stock-based compensation expense determined under APB 25, net of related tax effects	—	—	—	—
Deduct: Total stock-based compensation expense determined under FAS 123, net of related tax effects	—	(0.7)	(0.1)	(2.2)
Pro-forma earnings on common stock	$25.9	$83.0	$121.4	$187.6

Earnings per share:
Basic - as reported	$0.21	$0.70	$1.01	$1.58
Basic - pro-forma	$0.21	$0.69	$1.00	$1.56

Diluted - as reported	$0.20	$0.69	$0.94	$1.56
Diluted - pro-forma	$0.20	$0.68	$0.94	$1.55

During the third quarter 2005, 0.39 million stock options were exercised by former officers of the Company who are not affiliated with the Company’s pending litigation against three of its former executives.  For the nine months ended September 30, 2005, a total of 0.845 million stock options have been exercised by former officers who are not affiliated with our pending litigation against three former executives of the Company.  See Part II, Item 1-Legal Proceedings.

7.     Long-term Debt, Notes Payable, and Compensating Balances

$ in millions	September 30, 2005	December 31, 2004
First Mortgage Bonds maturing: 2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing through 2034 - 4.78% and 2027-6.43%, respectively (a)	214.4	104.4
	684.4	574.4

Note to Capital Trust II 8.125% due 2031	195.0	300.0

Air Quality Development Authority Pollution Control Bonds 6.10% Series due 2030	—	110.0
Senior Notes 6.875% Series due 2011	297.4	400.0
Senior Notes 8.0% Series due 2009	175.0	175.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	225.0	425.0
Notes maturing through 2007 - 7.83%	—	33.0
Obligation for capital leases	3.2	3.8
Unamortized debt discount and premium (net)	(2.8)	(3.9)
Total	$1,677.2	$2,117.3

(a) Weighted average interest rates for 2005 and 2004.

The amounts of maturities and mandatory redemptions for notes and the capital leases are $0.2 million for the remainder of 2005, $0.9 million in 2006, $225.9 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the First Mortgage Bonds.

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

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of September 30, 2005, DP&L had two outstanding letters of credit for a total of $3.1 million.

On March 25, 2004, $175 million 8% series Senior Notes were issued pursuant to the Company’s indenture dated as of March 1, 2000.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the Indenture, an event of default under the Indenture includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20,

2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate will decrease by 0.5%.  The exchange offer registration for these securities is expected to be filed during 2006.

In May 2005, DPL redeemed the outstanding $39 million 7.83% Senior Notes under the terms of the indenture dated as of January 1, 1993.  On the redemption date of May 15, 2005, the securities were redeemed at a redemption price equal to 105.38% of the principal amount being redeemed.

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010 and provides credit support for DP&L’s business requirements during this period.  This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at September 30, 2005 or at year-end 2004.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

On August 11, 2005, the Company repurchased approximately $207.6 million principal amount of its notes listed below pursuant to offers to purchase that commenced on July 14, 2005 and expired on August 10, 2005.

	Principal Amount Outstanding	Aggregate Principal Amount of Tendered Notes Accepted for Purchase

($ in millions)
Title of Security; CUSIP Number
8.125% Capital Securities due 2031; 23330AAC4	$300.0	$105.0
6.875% Senior Notes due 2011; 233293AH2	$400.0	$102.6

The total consideration paid for these notes totaled $252.9 million, which includes accrued and unpaid interest.

In addition, on August 29, 2005, the Company redeemed $200 million of the 8.25% Senior Notes due 2007, leaving $225 million of the 8.25% Senior Notes outstanding.

The Company used a portion of the proceeds from the sale of the private equity funds in the Company’s financial asset portfolio to fund these repurchases and redemptions.

On August 17, 2005, DP&L completed the refinancing of $214.4 million of pollution control bonds.  The specific issues refinanced consisted of:

•      $41.3 million of Ohio Water Development Authority (OWDA) bonds;

•      $137.8 million of Ohio Air Quality Development Authority (OAQDA) bonds; and

•      $35.3 million of Boone County, Kentucky (Boone County) bonds.

On August 17, 2005, DP&L entered into a separate loan agreement with the OWDA, OAQDA and Boone County for new pollution control bonds with a weighted average interest rate of 4.78%.  The proceeds of the bonds were used to repay the previously existing pollution control bonds with a weighted average of 6.26% on September 16, 2005.  To secure the repayment of its obligations to the OWDA, OAQDA and Boone County, DP&L entered into a 43rd Supplemental Indenture to its First and Refunding Mortgage for a like amount ($214.4 million) of First Mortgage Bonds with The Bank of New York serving as Trustee.

There are no inter-company debt collateralizations or debt guarantees between DPL and its subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

8.  Business Segment Reporting

DPL is a regional energy company providing electric services to over 500,000 retail customers in West Central Ohio.  Prior to the sale of the financial asset portfolio, DPL was managed through two operating segments: Electric and the Financial Asset Portfolio.  Electric represents assets and related costs associated with DPL’s transmission, distribution, base load and peaking generation operations.  MVE was primarily responsible for the management of the Company’s financial asset portfolio.  On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.    The Company completed the sale of or entered into an alternative closing arrangement for all such private equity funds as of June 20, 2005.  (See Note 2 of Notes to Consolidated Financial Statements.)

Due to the sale and/or economic transfer of the remaining funds, DPL no longer manages or reports the Financial Asset Portfolio as a separate operating segment.

9.  Income Taxes

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax. The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Income taxes from continuing operations were reduced by $1.5 million while income taxes from discontinued operations were increased by $1.3 million as a result of the tax law change.  Other provisions of House Bill 66 are being evaluated by DPL.

On September 1, 2005, the Internal Revenue Service (IRS) issued an examination report for the tax years 1998 through 2003 that shows proposed changes to the Company’s federal income tax liability for each of those years.  The proposed changes result in a total tax deficiency, penalties and interest of approximately $23.4 million as of October 15, 2005.  The Company is currently reviewing the examination report and intends to file a formal written protest to certain proposed changes with the IRS Office of Appeals by November 1, 2005.  The Company believes it has adequate reserves for any tax deficiency, penalties and interest resulting from the proposed changes and as a result, the proposed changes did not adversely affect the Company’s results from operations for the three months ended September 30, 2005.

The Company is under audit review by various state agencies for tax years 2002 through 2004.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.  The Company believes it has adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

10.  Commitments and Contingencies

Contingencies

In the normal course of business, DPL is subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  DPL believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in DPL’s Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2005, cannot be reasonably determined.

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

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L had been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  On May 10, 2005, the Court denied the motions to dismiss filed by Defendants Forster, Koziar, and Muhlenkamp.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against DPL, DP&L, MVE and individually against the current members of the Board of Directors of DPL Inc. as well as two former Board members and various compensation plans of DPL and DP&L.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against DPL, DP&L and individually against the current members of the Board of Directors of DPL Inc. and two former Board members of DPL.  On June 29, 2005, DPL, DP&L and MVE filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially denied the allegations made by DPL, DP&L and MVE and denied any liability.  The counterclaims and amended counterclaims allege that DPL, DP&L, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys' fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys fees and expenses.  On August 18, 2005, the Court denied Defendants Forster’s and Muhlenkamp’s motion regarding advancement of fees.  Mr. Forster and Ms. Muhlenkamp continue to litigate the issue of payment of attorneys’ fees as part of their counterclaims.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  They assert that DPL, DP&L and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.  On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the New York lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believed that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and on August 18, 2005 issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing these key issues in the New York court or any other forum other than the Ohio litigation.  In addition, the purchaser defendants, our indemnitee in the New York action, filed a motion to stay or dismiss that case.  The New York court heard this motion on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On August 15, 2005, Mr. Forster and Ms. Muhlenkamp moved to vacate the stay.  At a hearing on October 12, 2005, the New York court denied that motion and continued the stay.

On September 12, 2005, Mr. Forster and Ms. Muhlenkamp appealed the preliminary injunction entered by the Ohio court, for which they have sought expedited treatment.  At a status hearing on September 14, the Ohio trial court requested that the parties brief the issue of whether the interlocutory appeal affected the court’s jurisdiction to proceed with the litigation.  The Company, DP&L and MVE filed a brief discussing their position that the Ohio trial court continues to have jurisdiction to proceed with the merits of the case.  Defendants Forster and Muhlenkamp did not address the jurisdictional issue, but filed a motion to stay the Ohio case pending the appeal or, alternatively, to modify the injunction to allow them to pursue discovery in the New York case.   The Company, DP&L and MVE filed a brief opposing that motion and informed the Ohio court of the New York court’s decision to continue the stay.  The Ohio court has not yet ruled on the jurisdictional issue or the motion filed by Mr. Forster and Ms. Muhlenkamp.

Counsel to Mr. Forster and Ms. Muhlenkamp are sending their attorneys’ invoices for the New York action to the Company for fee advancement and have continued to send monthly invoices for the Ohio action to the Company for fee advancement.  The Company continues to maintain that it is not required to advance payment with respect to any of those charges.

Cumulatively through September 30, 2005, the Company has accrued for accounting purposes, obligations of approximately $53 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants entitlement to any of those sums and, as noted above, is pursuing litigation against them contesting all such claims.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At September 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$225.0	$275.0	$1,176.7	$1,676.7
Interest payments	27.8	200.3	155.3	70.6	454.0
Pension and postretirement payments	5.8	45.9	45.2	141.9	238.8
Capital leases	0.2	1.8	1.4	0.7	4.1
Operating leases	0.7	0.5	—	—	1.2
Coal contracts (a)	84.9	582.4	83.5	85.3	836.1
Other long-term obligations	20.1	15.1	0.5	—	35.7
Total long-term obligations	$139.5	$1,071.0	$560.9	$1,475.2	$3,246.6

(a) DP&L operated units

Long-term debt:

Long-term debt as of September 30, 2005, consists of first mortgage bonds, pollution control revenue obligations and DPL unsecured notes and includes current maturities and unamortized debt discounts.  As of September 30, 2005, the Company has redeemed $446.6 million of long-term debt earlier than termed.  See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above. See Note 7 of Notes to Consolidated Financial Statements.

Pension and Postretirement payments:

As of September 30, 2005, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of September 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of September 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and some contracts have features that limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2005, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At September 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Other	—	9.1	—	—	9.1
Total commercial commitments	$—	$26.9	$—	$100.0	$126.9

Credit facilities:

In May 2005, DP&L replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At September 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

OTHER MATTERS

Debt Reduction and Refinancing

On July 14, 2005, the Company commenced three partial tender offers for certain of its outstanding debt securities for a maximum aggregate purchase price of $246 million (the Maximum Tender Offer Amount).  The Company’s offers consisted of one offer to purchase an amount of its 8.125% Capital Securities due 2031 (the 2031 Notes) for a maximum aggregate purchase price of up to the full Maximum Tender Offer Amount and two additional offers (each a Contingent Tender Offer), one to purchase its 6.875% Senior Notes due 2011 (the 2011 Notes) and the second to purchase its 8.0% Senior Notes due 2009 (the 2009 Notes).  If holders of the 2031 Notes validly tendered and did not validly withdraw 2031 Notes, the Company would not accept for purchase any 2011 Notes or any of the 2009 Notes in the Contingent Tender Offers.  If holders of the 2031 Notes validly tendered and did not validly withdraw such notes for an aggregate purchase price less than the Maximum Tender Offer Amount, then the Company would purchase, first, the 2011 Notes and, then, the 2009 Notes, subject to the condition that the aggregate purchase price for all notes accepted for purchase is no greater than the Maximum Tender Offer Amount.  The Company would accept notes for purchase on a pro rata basis, if applicable, pursuant to the Offer to Purchase, dated July 14, 2005.

On August 11, 2005 the Company completed the Tender Offer of July 14, 2005.  The following table provides the aggregate principal amount of the 2031 Notes, 2011 Notes and 2009 Notes validly tendered and accepted for purchase:

	Principal Amount Outstanding	Priority Level	Aggregate Principal Amount Tendered by Expiration Date	Aggregate Principal Amount of Tendered Notes Accepted for Purchase

($ in millions)
Title of Security; CUSIP Number
Maximum Tender Offer
8.125% Capital Securities due 2031; 23330AAC4	$300.0	N/A	$105.0	$105.0
Contingent Tender Offers
6.875% Senior Notes due 2011; 233293AH2	$400.0	1	$365.8	$102.6
8.0% Senior Notes due 2009; 233293AJ8	$175.0	2	$101.0	$—

The Company accepted tendered 2011 Notes based on the pro-ration procedure set forth in the Offer to Purchase.  The pro ration factor with respect to the 2011 Notes was approximately 0.28.  No 2009 Notes were accepted for purchase.

In addition, on August 29, 2005, the Company redeemed $200 million of the 8.25% Series Notes due 2007 which leaves $225 million outstanding for this series.

On August 17, 2005, DP&L completed the refinancing of $214.4 million of pollution control bonds.  The specific issues refinanced consisted of:

•      $41.3 million of Ohio Water Development Authority (OWDA) bonds;

•      $137.8 million of Ohio Air Quality Development Authority (OAQDA) bonds; and

•      $35.3 million of Boone County, Kentucky (Boone County) bonds.

On August 17, 2005, DP&L entered into a separate loan agreement with the OWDA, OAQDA and Boone County for new pollution control bonds with a weighted average interest rate of 4.78%.  The proceeds of the bonds were used to repay the previously existing pollution control bonds with a weighted average of 6.26% on September 16, 2005.  To secure the repayment of its obligations to the OWDA, OAQDA and Boone County, DP&L entered into a 43rd Supplemental Indenture to its First and Refunding Mortgage for a like amount ($214.4 million) of first mortgage bonds with The Bank of New York serving as Trustee.

The Company will save approximately $35 million in interest in the first full year as a result of the above debt reduction and refinancing.

Governmental and Regulatory Inquiries

On April 7, 2004, DPL received notice that the staff of the PUCO was conducting an investigation into DP&L’s financial condition as a result of previously disclosed matters concerning corporate governance and financial reporting raised by an employee during the 2003 year-end financial closing process (the Thobe Memorandum).  On May 27, 2004, the PUCO ordered DP&L to file a plan of utility financial integrity that outlines the actions DPL has taken or will take to insulate DP&L utility operations and customers from its unregulated activities.  DP&L was required to file this plan by March 2, 2005.  On February 4, 2005, DP&L filed its protection plan with the PUCO and expressed its intention to continue to cooperate with the PUCO in their investigation.  On March 29, 2005, the Ohio Consumers Counsel (OCC) filed comments with the PUCO on DP&L’s financial plan of integrity, requesting the PUCO continue the investigation and monitor DP&L’s progress toward implementation of its financial plan of integrity.  On June 29, 2005, the PUCO closed its investigation, citing significant positive actions taken by DP&L including changes in the Board of Directors as well as executive management of DP&L, and that no apparent diminution of service quality has occurred because of the events that initiated the investigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Thobe Memorandum.  The Company is cooperating with the investigation.

On May 28, 2004, the United States Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified DPL that it has initiated an inquiry involving the subject matters covered by its internal investigation.  The Company is cooperating with this investigation.

Commencing on or about June 24, 2004, the Internal Revenue Service (IRS) has issued a series of data requests to DPL regarding issues raised in the Thobe Memorandum.  The staff of the IRS has requested that the Company provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  The Company is cooperating with these requests.

On March 3, 2005, DP&L received a notice that the Federal Energy Regulatory Commission (FERC) had instituted an operational audit of DP&L regarding its compliance with its Code of Conduct within the transmission and generation areas.  On October 7, 2005, the FERC issued its Findings and Conclusions, stating that DP&L “generally complied with the [FERC’s] Standard of Conduct” except for three (3) areas, all of which were corrected to the satisfaction of the FERC prior to the issuance of these Findings and Conclusions.

On May 20, 2004 the staff of the SEC notified the Company that it was conducting an inquiry covering the exempt status of the Company under the Public Utility Holding Company Act of 1985 (the ‘35 Act).  On October 8, 2004, the Company received a notice from the SEC that a question exists on the Company’s continued exemption from regulation under the ‘35 Act.  On November 5, 2004 DPL filed a good faith application seeking an exemption from the SEC.  In light of the repeal of the ‘35 Act (effective February 8, 2006) and based upon the information previously provided to the staff of the SEC, the Company believes this inquiry will either be resolved in the Company’s favor or be declared moot due to the repeal of the ‘35 Act.

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

On October 28, 2002, DP&L filed with the PUCO a request for an extension of its market development period that would continue DP&L’s current rate structure through December 31, 2005 and provide its retail customers with rate stability.  DP&L entered into a Stipulation and Recommendation with five other parties, and on September 2, 2003, the PUCO issued an Opinion and Order adopting the Stipulation with modifications (the Stipulation).  The Stipulation provides the following:  DP&L’s market development period will continue through December 31, 2005; retail generation rates will remain frozen at present levels; a credit issued to customers who elect competitive retail generation service will increase over two years; and a rate stabilization period from January 1, 2006 through December 31, 2008, during which DP&L’s retail generation rates in effect on January 1, 2004 will serve as market-based rates. Beginning January 1, 2006, rates may be modified by up to 11% of generation rates to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.  Further, the PUCO may approve an increase to the residential generation discount commencing January 1, 2006.  The PUCO’s decision was appealed to the Ohio Supreme Court, which later affirmed the PUCO’s Order approving the Stipulation.

On April 4, 2005, DP&L filed a request at the PUCO to implement a rate stabilization surcharge effective January 1, 2006 pursuant to the Stipulation discussed above.  Pursuant to the Stipulation, the surcharge is capped at 11% of the generation portion of DP&L’s rates.  The surcharge, if approved, would produce approximately $76 million in additional annual revenue beginning in 2006.  The case is set for hearing before the PUCO beginning November 4, 2005.

As a part of the Stipulation, DP&L agreed to implement a Voluntary Enrollment Process that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class by October 2004.  Approximately 51 thousand residential customers that volunteered for the program were bid out to Competitive Retail Electric Service (CRES) providers who are registered in DP&L’s service territory.  As of August 30, 2005, the fourth and final bidding for 2005 took place and no bids were received.  The magnitude of any customer switching and the financial impact of this program are not expected to be material to the

Company’s results of operations, cash flows or financial position in 2005.  Future period effects cannot be determined at this time.

As of October 2005 three unaffiliated marketers were registered as CRES providers in DP&L’s service territory; to date, there has been no significant activity from these suppliers.  DPLER, an affiliated company, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2004 and for the first nine months of 2005.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date none of these communities have aggregated.

There was a complaint filed on January 21, 2004 at the PUCO concerning the pricing of DP&L’s billing services.  Additionally, on December 16, 2003, a complaint was filed at the PUCO alleging that DP&L has established improper barriers to competition.  On October 13, 2004, the parties reached a settlement on the pricing of DP&L’s billing services that DP&L will charge CRES providers.  Additionally, on October 19, 2004, DP&L entered into a settlement with Dominion Retail, Green Mountain Energy, and the Staff of the PUCO that resolves all matters in the competition barrier complaint.  This settlement provides that DP&L will modify the manner in which customer partial payments are applied to billing charges and DP&L will no longer offer to purchase the receivables of CRES providers who operate in DP&L’s certified territory.  On February 2, 2005, the PUCO issued an Order approving both settlements with minor modifications.  This Order gives DP&L the right to defer costs of approximately $18 million and later file for recovery over a five year period, subject to PUCO approval.  The OCC filed a Motion for Rehearing which was later denied by the PUCO and on May 23, 2005, the OCC appealed the order to the Ohio Supreme Court.  On June 17, 2005 DP&L filed for PUCO approval for recovery of the deferred billing costs plus carrying charges beginning January 1, 2006.  If approved as proposed, this new rider will result in approximately $6 million in additional annual revenue through 2010.  A hearing is scheduled for November 29, 2005 in this proceeding.  On August 16, 2005, the Office of the Ohio Consumers Counsel (OCC) filed a Complaint against DP&L in Mercer County Common Pleas Court relating to billing costs that may be charged to residential customers.  DP&L filed a motion to dismiss the case.  A decision is pending in that proceeding.

DP&L provides transmission and wholesale electric service to 12 municipal customers in its service territory, which distribute electricity within its incorporated limits.  DP&L also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its energy requirements.  Sales to these municipalities represented 1% of total electricity sales in 2004.  DP&L’s contract with one municipality expired in February 2005 creating reduced future generation sales to municipalities.

The Federal Energy Regulatory Commission (FERC) issued a final rule on December 20, 1999, which required all public utilities that own, operate, or control interstate transmission lines to file a proposal to join regional transmission organization (RTO) or file a description of efforts taken to participate in an RTO or reasons for not participating in an RTO.  In June 2003, DP&L turned over certain transmission functions for PJM Interconnection, L.L.C. (PJM) to operate including management of certain information systems, scheduling, market monitoring and security coordination.  DP&L was fully integrated into PJM on October 1, 2004.

As of December 31, 2004, DP&L had invested a total of approximately $18.0 million in its efforts to join a RTO.  On March 8, 2005, DP&L, along with Commonwealth Edison and American Electric Power Service Corporation filed to recover a portion of integration expenses relating to efforts to join the RTO.  On May 6, 2005, FERC approved the filing subject to certain modifications.  Applications for rehearing were granted.  By order issued October 17, 2005, a hearing is being held in abeyance pending settlement efforts.

Effective October 1, 2004, PJM began to assess a FERC-approved administrative fee on every megawatt consumed by DP&L customers.  On October 26, 2004, DP&L filed an application with the PUCO for authority to modify its accounting procedures to defer collection of this PJM administrative fee, effective October 1, 2004, plus carrying charges, until such time as DP&L has obtained the authority to adjust its rates (i.e., after January 1, 2006) pursuant to the Stipulation.  On June 1, 2005 the PUCO authorized DP&L to defer the PJM administrative fee, plus carrying charges incurred after the date of the application requesting the authority to defer the charges.  On July 1, 2005 the OCC filed an Application for Rehearing, which was subsequently denied by the PUCO, and on September 9, 2005 the case was appealed to the Ohio Supreme Court.  On July 1, 2005, DP&L filed a subsequent case requesting PUCO authority for recovery of the PJM administrative fee from retail customers beginning January 1, 2006.  If approved as filed, this will result in approximately an additional $8 million in revenue per year for three years.

Rejecting in part the Initial Decision covering transmission rates for service through and out of service territories, on July 23, 2003 the FERC issued an Order that the rates for transmission service through and out of the service territories of seven former Alliance RTO companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  Subsequently, the FERC required the parties to enter into settlement discussions.  On March 19, 2004, the FERC approved a settlement agreement regarding transmission pricing that allowed DP&L to continue to charge its existing transmission rate until December 1, 2004.  The settlement agreement also outlined the principles and procedures to arrive at a single, long-term transmission pricing structure to be effective December 1, 2004.  On October 1, 2004, DP&L, along with approximately 60 other parties filed a long-term pricing plan with the FERC.  On November 18, 2004, the FERC approved this rate design.  In addition, the FERC ordered transitional payments, known as Seams Elimination Charge Adjustment (SECA), to be effective December 1, 2004 through March 31, 2006.  On February 10, 2005, FERC issued an order that reaffirmed the pricing structure, but set the SECA rates for hearing, subject to refund.  Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.  All motions for rehearing are pending.

Beginning May 2005, DP&L began receiving these FERC ordered transitional payments and has received $17.1 million of SECA collections net of SECA charges.  DP&L management believes that appropriate reserves of $15.4 million have been established in the event that such SECA collections are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time. However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on DP&L’s financial condition, results of operations or cash flows.

On May 31, 2005, the FERC instituted a proceeding under Federal Power Act Section 206 concerning the justness and reasonableness of PJM’s rate design.  This proceeding sets the rates for hearing and requests that all of PJM members, which include DP&L, address the justness and reasonableness of the current rate design.  DP&L cannot determine what effect, if any the outcome of this proceeding may have on its future recovery of transmission revenues.  An April 18, 2006 hearing is scheduled in this case.

On January 25, 2005, the FERC issued an Order that, in part, found that PJM is authorized in certain circumstances to limit the price at which certain generators can offer to sell their power to PJM during periods of electric transmission constraints and thereby removed a previous exemption from these limitations for generation units constructed after 1996.  DP&L is actively appealing this decision.  This Order does not impact DP&L’s coal-fired facilities.  DPL does not expect this Order to materially affect DP&L’s and DPL results of operations and financial condition for 2005.

On August 8, 2005, the Energy Policy Act of 2005 (the 2005 Act) was enacted.  This new law encompasses several areas including, but not limited to:  electric reliability, repeal of the Public Utility Holding Company Act of 1935, promotion of energy infrastructure, preservation of a diverse fuel supply for electricity generation and energy efficiency.  From this landmark legislation will come numerous rulemakings such that the Company cannot at this time measure the financial, operating and reporting impact of this new law.

On September 16, 2005, the FERC issued a Notice of Inquiry to solicit comments regarding (i) revisions to the Order 888, the Open Access Transmission Tariff (OATT) and the OATTs of public utilities; (ii) implementation of the Energy Policy Act of 2005 regarding open access transmission service provided by nonpublic utilities; and (iii) the definition of native load obligation contained in the Energy Policy Act of 2005.  Comments are due November 22, 2005 in this proceeding.

On September 30, 2005, the New York Stock Exchange (NYSE) filed with the SEC a proposed rule filing (SR-NYSE-2005-68) that among other things, eliminates the current NYSE requirement that listed companies (like DPL) “physically” distribute an annual report to shareholders and allows companies like DPL to satisfy the annual financial statement distribution requirement by making DPL’s Form 10-K available on or by a link through its corporate website with a prominent undertaking in English to deliver a paper copy, free of charge, to any shareholder who requests it.

In response to the Energy Policy Act of 2005, on September 1, 2005, the FERC issued a NOPR proposing to amend its regulations to incorporate the criteria an entity must satisfy to qualify to be the Electric Reliability Organization (ERO) that will propose and enforce reliability standards subject to FERC approval.  The NOPR also included related matters on delegating ERO authority, the creation of advisory bodies and reporting requirements.

Also, in response to the Energy Policy Act of 2005, on October 11, 2005, the FERC issued a NOPR proposing significant modifications to the FERC’s regulations on the Public Utility Regulatory Policies Act (PURPA).  The NOPR proposes rules to: (1) more closely scrutinize whether a co-generation qualified facility actually uses its thermal output in a productive and beneficial manner and is primarily used for industrial, commercial, or institutional purposes; (2) ensure that there is continuing progress in the development of efficient electric energy generating technology and extend existing efficiency standards from gas and oil-fired qualified facilities to coal-fired qualifying facilities; (3) eliminate qualifying facility exemptions from regulation under Sections 205 and 206 of the Federal Power Act and the new Public Utility Holding Company Act of 2005; and (4) eliminate the 50 percent electric ownership limitation.  The FERC plans to issue the final rule by February 6, 2006.

Environmental Matters

The operations of DPL and DP&L, including DP&L’s commonly-owned facilities, are subject to a wide range of federal, state, and local environmental regulations and laws as to air and water quality, disposal of solid waste and other environmental matters, including the location, construction and operation of new and existing electric generating facilities and most electric transmission lines.  As such, existing environmental regulations may be periodically revised.  In addition to revised rules, new legislation could be enacted that may affect our estimated construction expenditures.  See “Construction Additions.”  In the normal course of business, DP&L has ongoing programs and activities underway at these facilities to comply, or to determine compliance, with such existing, new and/or proposed regulations and legislation.

DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  DP&L records liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, DP&L accrues for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  DP&L evaluates the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations and financial position.

Air and Water Quality

In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of September 30, 2005, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on DP&L has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  DP&L intends to vigorously challenge the NOV.

On September 21, 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  DP&L intends to vigorously defend this matter.

On November 17, 2004, a citizens’ suit was filed against CG&E (Freeman v. CG&E) for alleged violations of the CAA.  DP&L believes the allegations are meritless and believes CG&E, as the operator of the Zimmer generating station, will vigorously defend the matter on behalf of all co-owners.

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

On October 27, 2003, the USEPA published its final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit (D.C. Circuit) stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules. On June 10, 2005, USEPA published its reconsideration of the ERP upholding the ERP as it was originally issued in 2003 and clarifying the basis and support for selecting 20 percent for the threshold cost criterion.  As a result of the stay, it is expected that the Ohio Environmental Protection Agency (Ohio EPA) will delay its previously announced intent to adopt the RMRR rule.  At this time, DP&L is unable to determine if or when the Ohio EPA will adopt the RMRR rule.

In September 1998, the USEPA issued a final rule requiring states to modify their State Implementation Plans (SIPs) under the CAA.  On July 18, 2002, the Ohio EPA adopted rules that constitute Ohio’s NOx SIP, which is substantially similar to the federal CAA Section 126 rulemaking and federal NOx SIP.  On August 5, 2003, the USEPA published its conditional approval of Ohio’s nitrogen oxide (NOx) SIP, with an effective date of September 4, 2003.  Ohio’s SIP requires NOx reductions at coal-fired generating units effective May 31, 2004.

In order to meet these NOx requirements, DP&L’s capital expenditures for the installation of selective catalytic reduction (SCR) equipment totaled approximately $175 million.  On May 31, 2004, DP&L began operation of its SCRs.  DP&L’s NOx reduction strategy and associated expenditures to meet the federal reduction requirements should satisfy the Ohio SIP NOx reduction requirements.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap sulfur dioxide (SO2) and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005 and were published on May 12, 2005.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR and initiated reconsideration on one issue. DP&L cannot predict the outcome of the reconsideration proceedings, the petitions or pending litigation. CAIR will have a material effect on our operations. DP&L anticipates that Phase I of CAIR will require the installation of flue gas desulfurization (FGD) equipment and annual operation of the currently-installed SCR.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005 and was published on May 18, 2005. The final rules will have a material effect on our operations. DP&L anticipates that the FGD being planned to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R. DP&L expects that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018. On March 29, 2005, nine states sued USEPA, opposing the regulatory approach taken by USEPA. On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R. On August 4, 2005, the United States Court of Appeals for the District of Columbia denied the motion for stay. EPA is expected to initiate reconsideration proceedings on one or more issues. DP&L cannot predict the outcome of the reconsideration proceedings or pending litigation.

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

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone nonattainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone nonattainment designations.  DP&L owns and/or operates a number of facilities in counties designated as nonattainment with the ozone national ambient air quality standard.  DP&L does not know at this time what future regulations may be imposed on its facilities and will closely monitor the regulatory process.  Ohio EPA will have until April 15, 2007 to develop regulations to attain and maintain compliance with the eight-hour ozone national ambient air quality standard.   Numerous parties have filed petitions for review.  DP&L cannot predict the outcome of USEPA’s reconsideration petitions.

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

In April 2002, the USEPA issued proposed rules governing existing facilities that have cooling water intake structures.  Final rules were published in the Federal Register on July 9, 2004.  A number of parties appealed the rules to the federal Court of Appeals for the Second Circuit in New York.  DP&L anticipates that future studies may be needed at certain generating facilities.  DP&L cannot predict the impact such studies may have on future operations or the outcome of litigation proceedings.

On March 5, 2004, the USEPA issued final national emissions standards for hazardous air pollutants for stationary combustion turbines.  The effect of the final standards on our operations is not expected to be material.  On July 1, 2004, the USEPA finalized, but has not yet published, rules that remove four subcategories of new combustion turbines from regulation under the hazardous air pollutant regulations.

On April 14, 2003, the USEPA issued proposed final rules for standards of performance for stationary gas turbines.  On May 23, 2003, the USEPA withdrew the direct final rules.  The final rules were reissued on July 8, 2004 and were determined to not have an impact on existing combustion turbine facilities.

On May 5, 2004, the USEPA issued its proposed regional haze rule, which addresses how states should determine best available retrofit technology (BART) for sources covered under the regional haze rule.  Final rules were published July 6, 2005, providing States with several options for determining whether sources in the State should be subject to BART.   In the final rule, USEPA made the determination that CAIR achieves greater progress than BART and may be used by States as a BART substitute.  Numerous units owned and operated by DP&L will be impacted by BART.  DP&L cannot determine the extent of the impact until Ohio determines how BART will be implemented.

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit for J.M. Stuart Station that continues the station’s 316(a) variance.

During the three-year term of the draft permit, DP&L will conduct a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.

On October 13, 2005, the USEPA issued a proposed rule concerning the test for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.  The proposed rule provides for two different hourly emissions test options for comment versus the USEPA’s current method of measuring previous actual emission levels to projected actual emission levels after the modification.  A third option that tests emissions increase based upon emissions per unit of energy output is also available for comment.  DP&L cannot predict the outcome of this rulemaking or its impact on current environmental litigation.

Land Use

In September 2002, DP&L and other parties received a special notice that the USEPA considers them to be PRPs for the clean-up of hazardous substances at the South Dayton Dump landfill site. On August 4, 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative approach.  On October 5, 2005, DP&L received a special notice letter inviting it to enter into negotiations with USEPA to conduct the RI/FS. Although the information available to DP&L does not demonstrate that DP&L contributed hazardous substances to the site, DP&L will seek from USEPA a de minimis settlement at the site.  Should USEPA pursue a civil action, DP&L will vigorously challenge it.

OVERVIEW AND FUTURE EXPECTATIONS

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.   Sales proceeds and any related gains or losses were recognized as the sale of each fund closed.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and providing approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.   During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain ($20.1 million less $2.6 million professional fees) from discontinued operations and providing approximately $49.0 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During this same period, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where a sales agreement could not be negotiated.  Pursuant to these arrangements MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements do not meet the criteria for recording a sale.  The Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and provided approximately $72.3 million in net proceeds on these funds.   The Company recorded an impairment loss of $5.6 million to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.  It is anticipated that this will occur no later than the first quarter of 2007.

For the nine months ended September 30, 2005, DPL recognized a $46.2 million pre-tax gain ($53.1 million less $6.9 million professional fees), and recorded a $5.6 million impairment loss and deferred gains of $27.1 million on transferred funds from discontinued operations and provided approximately $868 million in net proceeds, including approximately $52 million in net distributions from funds held for sale.

DPL’s operating income for the third quarter of 2005 increased $4.5 million compared to the third quarter of 2004.  Total revenues of $357.4 million in the third quarter of 2005 exceeded total revenues for the third quarter of 2004 by $45.2 million primarily resulting from an increase in retail sales volume and wholesale market rates as well as ancillary revenues associated with participation in PJM.  These increases were partially offset by lower wholesale electric sales volume.  Operating expenses of $257.8 million in the third quarter of 2005 exceeded the third quarter of 2004 by $40.7 million or 19% primarily resulting from increased fuel and purchased power costs.  DPL’s reported basic earnings per share of $0.21 in the third quarter of 2005 decreased $0.49 per share from the third quarter of 2004 of $0.70. This decline was primarily due to lower earnings as a result of the sale of the private equity funds and higher fuel and purchased power costs.  DPL’s reported basic earnings per share from continuing operations was $0.21 per share for the third quarter of 2005 compared to $0.28 per share for the third quarter of 2004.  This decline is primarily attributed to the charge for early redemption of debt, partially offset by investment income.

For the nine months ended September 30, 2005, DPL’s operating income decreased $31.4 million compared to the nine months ended September 30, 2004.  Total revenues of $957.9 million for the first nine months of 2005 exceeded total revenues for the first nine months of 2004 by $58.5 million primarily resulting from an increase in retail sales volume and retail and wholesale market rates as well as ancillary revenues associated with participation in PJM.  This increase was partially offset by lower wholesale electric sales volume.  Operating expenses of $714.1 million for the first nine months of 2005 exceeded the first nine months of 2004 by $89.9 million or 14% primarily resulting from increased fuel and purchased power costs.  DPL’s reported basic earnings per share of $1.01 for the first nine months of 2005 decreased $0.57 per share from the first nine months of 2004 of $1.58.  DPL’s reported basic earnings per share from continuing operations was $0.65 per share for the first nine months of 2005 compared to $0.82 per share for the first nine months of 2004.  This decline is primarily attributed to lower operating income resulting from increased fuel and purchased power costs and the charge for the early redemption of debt, partially offset by investment income.

The Company has offered enhanced retirement benefits and severance packages to employees affected by changes within the Company’s call center.  The offer is voluntary and the Company expects these pre-tax costs not to exceed $1.3 million in total over the next two quarters.

RESULTS OF OPERATIONS

Income Statement Highlights

		Three Months		Nine Months
		Ended September 30,		Ended September 30,
$ in millions		2005	2004	2005	2004

Electric revenues		$354.9	$309.7	$950.2	$891.7
Less:	Fuel	101.4	66.7	251.1	192.0
	Purchased power	37.4	29.9	103.7	81.8
Net electric margin (a)		$216.1	$213.1	$595.4	$617.9

Net electric margin as a percentage of electric revenues		60.9%	68.8%	62.7%	69.3%

Operating income		$99.6	$95.1	$243.8	$275.2

(a) For purposes of discussing operating results DPL presents and discusses net electric margin.  This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding the Company’s financial performance.

Revenues

Electric revenues increased to $354.9 million in the third quarter of 2005 compared to $309.7 million for the third quarter of 2004 reflecting higher sales volume for retail and higher average rates for wholesale revenues as well as ancillary revenues associated with participation in PJM.  These increases were offset by lower wholesale sales volume.  Retail revenues increased $19.4 million, primarily resulting from increased sales volume of $24.0 million, partially offset by a decrease of $2.6 million relating to slightly lower average retail rates and $2.0 million in lower miscellaneous retail revenues reflecting transmission services provided in 2004 that are now provided through PJM.  Wholesale revenue increased $3.6 million, primarily resulting from a $12.8 million increase from higher average market rates, partially offset by a $9.2 million decrease in wholesale sales volume.  During the third quarter of 2005, ancillary revenues from PJM were $22.2 million.  The Company did not participate in PJM for the same period for 2004.  PJM ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, reactive supply and regulation services.  Cooling degree-days were up 59% to 772 for the third quarter of 2005 compared to 487 for the same period in 2004.

For the nine months ended September 30, 2005, electric revenues increased to $950.2 million compared to $891.7 million for the nine months ended September 30, 2004, reflecting increased retail sales volume and higher average rates for wholesale and retail revenues as well as ancillary revenues associated with participation in PJM.  These increases were offset by lower retail and wholesale sales volume.  Retail revenues increased $20.9 million, primarily resulting from increased sales volume of $21.1 million and $4.9 million in higher average rates, partially offset by $5.1 million in lower miscellaneous retail revenues reflecting transmission services provided in 2004 that are now provided through PJM.  Wholesale revenue decreased $17.6 million, primarily related to a $38.6 million decline in sales volume that was partially offset by a $21.0 million increase related to higher average market rates.  For the nine months ended September 30, 2005, ancillary revenues from PJM were $55.2 million.  The Company did not participate in PJM for the same period for 2004.  PJM ancillary revenues primarily consist of compensation for use of the DP&L’s transmission assets, reactive supply and regulation services.  Cooling degree-days were up 37% to 1,050 for the first nine months of 2005 compared to 767 for the same period in 2004.

Electric Margins, Fuel and Purchased Power

Net electric margin of $216.1 million in the third quarter of 2005 increased by $3.0 million from $213.1 million in the third quarter of 2004.  As a percentage of total electric revenues, net electric margin decreased by 7.9 percentage points to 60.9% from 68.8%.  This decline in net electric margin is primarily attributed to the increased fuel and purchased power costs.  Fuel costs increased by $34.7 million in the third quarter of 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs of $26.2 million and increased volume of $8.5 million relating to increased generation.  Purchased power costs increased by $7.5 million in the third quarter 2005 compared to the same period in 2004 primarily resulting from charges of $13.0 million associated with moving power across PJM (the Company did not participate in PJM for the same period in 2004) and $10.2 million related to higher average market prices, partially offset by $15.7 million related to lower purchased power volume.

For the nine months ended September 30, 2005, Net electric margin of $595.4 million decreased by $22.5 million from $617.9 million for the same period of 2004.  As a percentage of total electric revenues, net electric margin decreased by 6.6 percentage points to 62.7% from 69.3%.  This decline is primarily the result of increased fuel and purchased power costs, partially offset by an increase in Electric revenues.  Fuel costs increased by $59.1 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily resulting from higher average fuel costs, including emissions allowances.  Purchased power costs increased by $21.9 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily resulting from charges of $36.3 million associated with moving power across PJM (the Company did not participate in PJM for the same period in 2004) and $22.3 million related to higher average market prices, partially offset by $36.7 million related to lower purchased power volume.

Operation and Maintenance Expense

Operation and maintenance expense decreased $6.3 million for the third quarter of 2005 compared to the same period in 2004 primarily resulting from a $2.8 million decrease in legal and special investigation costs and lower Director and Officer Liability insurance costs of $2.8 million.  These decreases were partially offset by higher production and maintenance costs.

For the nine months ended September 30, 2005, operation and maintenance expense decreased $1.6 million compared to the same period of the prior year primarily resulting from a $4.4 million decrease in legal and special investigation costs and lower Director and Officer Liability insurance costs of $5.5 million.  These decreases were partially offset by a $3.4 million mark to market increase in stock incentive units and various increases in corporate, production and maintenance costs.

Depreciation and Amortization

Depreciation and amortization increased $2.2 million in the third quarter of 2005 compared to the third quarter of 2004 primarily reflecting a higher plant base.  For the nine months ended September 30, 2005, depreciation and amortization increased $6.0 million over the same period of the prior year reflecting a higher plant base.

Investment Income

Investment income increased by $32.8 million in the third quarter of 2005 compared to the third quarter of 2004 primarily due to a $23.4 million gain on the sale of public investments and approximately $9.0 million in increased interest income.

For the nine months ended September 30, 2005, investment income increased $38.4 million compared to the same period of the prior year.  This increase was largely attributable to a $24.3 million gain on the sale of public investments and approximately $13.8 million in increased interest income and other investment income.

Interest Expense

Interest expense decreased $4.3 million in the third quarter of 2005 compared to the third quarter of 2004 primarily relating to the refinancing and early redemption of debt. For the nine months ended September 30, 2005, interest expense decreased $9.6 million compared to the nine months ended September 30, 2004 primarily related to the refinancing and early redemption of debt.   (See Note 7 of Notes to Consolidated Financial Statements.)

Charge for Early Redemption of Debt

During the third quarter, DPL recorded a $59.1 million charge resulting from premiums paid for the early redemption of debt, including the write-off of unamortized debt expenses and debt discounts.  For the nine months ended September 30, 2005, the accumulated charge resulting from premiums paid for early redemption of debt was $61.2 million.  (See Note 7 of Notes to Consolidated Financial Statements.)

Other Income

Other income for the third quarter of 2005 decreased $1.2 million compared to the third quarter of 2004.  This decrease was primarily the result of gains realized from the sale of pollution control emission allowances in the third quarter of 2004 that did not occur in the third quarter of 2005.

For the nine months ended September 30, 2005, other income of $12.8 million increased $9.3 million compared to the same period of the prior year primarily resulting from $4.0 million of additional gains realized from the sale of pollution control emission allowances and lower financing fees of $2.8 million relating to a 2004 loan termination and revolving credit facility.

Income Taxes

Income tax expense from continuing operations for the third quarter of 2005 decreased $10.7 million compared to the same period of the prior year resulting from lower income and a decrease in reserves for income tax audits. Income tax expense from continuing operations for the nine months ended September 30, 2005 decreased $15.4 million compared to the same period of the prior year resulting from lower income.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax. The Ohio Franchise Tax phase-out required second quarter adjustments to income tax expense.  Income taxes from continuing operations were reduced by $1.5 million while income taxes from discontinued operations were increased by $1.3 million as a result of the tax law change.  Other provisions of House Bill 66 are being evaluated by DPL.

On September 1, 2005, the Internal Revenue Service (IRS) issued an examination report for the tax years 1998 through 2003 that shows proposed changes to the Company’s federal income tax liability for each of those years.  The proposed changes result in a total tax deficiency, penalties and interest of approximately $23.4 million as of October 15, 2005.  The Company is currently reviewing the examination report and intends to file a formal written protest to certain proposed changes with the IRS Office of Appeals by November 1, 2005.  The Company believes it has adequate reserves for any tax deficiency, penalties and interest resulting from the proposed changes and as a result, the proposed changes did not adversely affect the Company’s results from operations for the three months ended September 30, 2005.

The Company is under audit review by various state agencies for tax years 2002 through 2004.  Depending upon the outcome of these audits, the Company may be required to increase or decrease its reserves.  The Company believes it has adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

Discontinued Operations

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Gain/(loss) from discontinued operations
Gain realized from sale	$—	$—	$53.1	$—
Loss recorded	—	—	(5.6)	—
Professional and other legal fees	(0.1)	—	(6.9)	—
Total	$(0.1)	$—	$40.6	$—

Deferred gain from transfer	$—	$—	$27.1	$—

Income from discontinued operations
Investment income	$—	$90.0	$41.3	$171.7
Accrued expenses	(1.6)	(6.7)	(9.0)	(19.2)
Total	$(1.6)	$83.3	$32.3	$152.5

Cash Flow
Net proceeds from sale	$—	$—	$744.2	$—
Net proceeds from transfer	—	—	72.3	—
Net distributions / (cash calls)	—	61.9	51.9	132.1
Total Cash Flow	$—	$61.9	$868.4	$132.1

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.   Sales proceeds and any related gains or losses were recognized as the sale of each fund closed.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain ($33.0 million less $4.2 million professional fees) from discontinued operations and providing approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.   During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain ($20.1 million less $2.6 million professional fees) from discontinued operations and providing approximately $49.0 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During this same period, MVE entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where a sales agreement could not be negotiated.  Pursuant to these arrangements MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements do not meet the criteria for recording a sale.  The Company is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to the Company to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and provided approximately $72.3 million in net proceeds on these funds.   The Company recorded an impairment loss of $5.6 million to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partner of each fund consents to the transfer.  It is anticipated that this will occur no later than the first quarter of 2007.

For the nine months ended September 30, 2005, DPL recognized a $46.2 million pre-tax gain ($53.1 million less $6.9 million professional fees), and recorded a $5.6 million impairment loss and deferred gains of $27.1 million on transferred funds from discontinued operations and provided approximately $868 million in net proceeds, including approximately $52 million in net distributions from funds held for sale.

Loss from discontinued operations (pre-tax) in the third quarter of 2005 of $1.6 million is comprised of associated management fees and other expenses.  DPL will continue to incur management and professional fees in the near term.  Income from discontinued operations (pre-tax) in the third quarter of 2004 of $83.3 million is comprised of $90.0 million of investment income less $6.7 million of associated management fees and other expenses.

Income from discontinued operations (pre-tax) for the nine months ended September 30, 2005 of $32.3 million is comprised of $41.3 million of investment income less $9.0 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) for the nine months ended September 30, 2004 of $152.5 million is comprised of $171.7 million of investment income less $19.2 million of associated management fees and other expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

DPL’s cash and cash equivalents totaled $606.1 million at September 30, 2005, compared to $176.2 million at September 30, 2004.  This increase was primarily attributed to $868 million of net proceeds received from the sale of the private equity funds in the financial asset portfolio.

The Company generated net cash from operating activities of $179.9 million and $75.7 million for the nine months ended September 30, 2005 and 2004, respectively. The net cash provided by operating activities for the nine months ended September 30, 2005 was primarily the result of operating profitability, partially offset by cash used for working capital.  The net cash provided by operating activities for the nine months ended September 30, 2004 was primarily the result of operating profitability, partially offset by working capital, specifically the timing of the litigation settlement payment. The tariff-based revenue from DPL’s energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides DPL with a reasonably predictable gross cash flow from utility operations.

Net cash flows used for investing activities were $59.3 million and $4.8 million for the nine months ended September 30, 2005 and 2004, respectively.   Net cash flows used for investing activities for the nine months ended September 30, 2005 was primarily due to capital expenditures and purchases of short-term investments and securities, partially offset by the sale of short-term investments and securities unrelated to the discontinued operations.  During the third quarter of 2005, the Company began investing in state and municipal obligations and purchased these securities at par.  While the underlying securities are issued as long-term investments, they typically can be purchased and sold every seven, twenty-eight and thirty-five days.  The trading of these auction rate securities takes place through a Dutch auction with an interest rate reset at the beginning of each holding period.  At the end of each holding period the interest is paid to the investor.  Net cash flows used for investing activities for the nine months ended September 30, 2004 was primarily due to capital expenditures and purchases of short-term investments and securities, partially offset by the sale of short-term investments and securities unrelated to the discontinued operations.

Net cash flows used for financing activities were $585.0 and $364.4 million for the nine months ended September 30, 2005 and 2004, respectively.  Net cash flows used for financing activities for the nine months ended 2005 was primarily the result of cash used to retire $673.8 million of long-term debt, pay premiums on the early redemption of debt of $54.7 million and pay dividends to common stockholders of $86.3 million.  These uses of cash were partially offset by cash received from issuing long-term debt of $211.2 million and cash received relating to the exercise of stock options of $18.7 million.  Net cash flows used for financing activities for the nine months ended September 30, 2004 was primarily the result of funds used for the retirement of $500 million of the 6.82% Series Senior Notes and dividends paid to common stockholders, partially offset by the issuance of $175 million unsecured 8% Series Senior Notes used to provide partial funding for the retirement of $500 million of the 6.82% Series Senior Notes.

Cash flows from discontinued operations were $868.4 million for the nine months ended September 30, 2005 and $132.1 million for the nine months ended September 30, 2004.  The 2005 cash flows consist of net proceeds from the sale or transfer of the private equity funds.  The 2004 cash flows consist primarily of net distributions and realized gains from the funds held for sale.

The Company has used the proceeds from the sale of the financial asset portfolio for debt reduction and is authorized to make investments in the core electric business that would assure regulatory recovery and produce an acceptable return.

In addition, on July 27, 2005, the DPL Board authorized the Company to repurchase up to $400 million of stock from time to time in the open market, through private transactions or otherwise.

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

Capital Requirements

Construction additions were $128 million and $66 million for the nine months ended September 30, 2005 and 2004, respectively, and are expected to approximate $195 million in 2005.

Planned construction additions for 2005 relate to DPL’s environmental compliance program, power plant equipment, and its transmission and distribution system.  During the last three years, capital expenditures have been utilized to meet DP&L’s state and federal standards for Nitrogen Oxide (NOx) emissions from power plants, to add facilities to its transmission and distribution system, to make power plant improvements, and to complete construction on approximately 1,200 megawatts (MW) of combustion turbines.  DP&L has not contracted for further capacity additions at this time.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next four years, DP&L is projecting to spend an estimated $930 million ($850 million previously reported) in capital projects, approximately $515 million ($441 million previously reported) of which is to meet changing environmental standards.  DP&L’s ability to complete its capital projects and the reliability of future service will be affected by its financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  DP&L expects to finance its construction additions in 2005 with internally-generated funds.

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

The Company has an obligation to fund any cash calls or other commitments in which AlpInvest/Lexington 2005, LLC defaults with respect to such funds.  This obligation is estimated not to exceed $9.1 million.

Debt and Debt Covenants

At September 30, 2005, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.2 million for the remainder of 2005, $0.9 million in 2006, $225.9 million in 2007, $100.7 million in 2008 and $175.7 million in 2009.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.  Debt maturities in 2005 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which the Company is in compliance as of September 30, 2005 and expects to be in compliance during the near term.

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

On March 25, 2004, $175 million 8% series Senior Notes were issued pursuant to the Company’s Indenture dated as of March 1, 2000.  The notes impose a limitation on the incurrence of liens on the capital stock of any of the Company’s significant subsidiaries and require the Company and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the Indenture, an event of default under the indenture includes a payment default or acceleration of indebtedness under any other indebtedness of the Company or any of its subsidiaries which aggregates $25 million or more.

The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, the Company was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  The Company failed to have a registration statement declared effective and to complete the exchange offer according to this timeline.  As a result, the Company is accruing additional interest at a rate of 0.5% per annum per violation, up to an additional interest rate not to exceed in the aggregate 1.0% per annum.  As each violation is cured, the additional interest rate may decrease by 0.5%.  The exchange offer registration for these securities is expected to be filed during 2006.

In May 2005, DP&L obtained a $100 million unsecured revolving credit agreement that extended and replaced its previous revolving credit agreement of $100 million.  The new agreement, renewable annually, expires on May 30, 2010 and provides credit support for DP&L’s business requirements during this period. This may be increased up to $150 million.  The facility contains one financial covenant, maximum debt to total capitalization.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at September 30, 2005 or at year-end 2004.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

On August 11, 2005, the Company repurchased approximately $207.6 million principal amount of its notes listed below pursuant to offers to purchase that commenced on July 14, 2005 and expired on August 10, 2005.

	Principal Amount Outstanding	Aggregate Principal Amount of Tendered Notes Accepted for Purchase

($ in millions)
Title of Security; CUSIP Number
8.125% Capital Securities due 2031; 23330AAC4	$300.0	$105.0
6.875% Senior Notes due 2011; 233293AH2	$400.0	$102.6

The total consideration paid for these notes totaled $252.9 million, which includes accrued and unpaid interest.

In addition, on August 29, 2005, the Company redeemed $200 million of the 8.25% Senior Notes due 2007, leaving $225 million of the 8.25% Senior Notes, outstanding.

On August 17, 2005, DP&L completed the refinancing of $214.4 million of pollution control bonds.  The specific issues refinanced consisted of:

•                  $41.3 million of Ohio Water Development Authority (OWDA) bonds;

•                  $137.8 million of Ohio Air Quality Development Authority (OAQDA) bonds; and

•                  $35.3 million of Boone County, Kentucky (Boone County) bonds.

On August 17, 2005, DP&L entered into a separate loan agreement with the OWDA, OAQDA and Boone County for new pollution control bonds with a weighted average interest rate of 4.78%.  The proceeds of the bonds were used to repay the previously existing pollution control bonds with a weighted average of 6.26% on September 16, 2005.  To secure the repayment of its obligations to the OWDA, OAQDA and Boone County, DP&L entered into a 43rd Supplemental Indenture to its First and Refunding Mortgage for a like amount ($214.4 million) of First Mortgage Bonds with The Bank of New York serving as Trustee.

The Company will save approximately $35 million in interest in the first full year as a result of the above debt reduction and refinancing.

In February 2004, DP&L entered into a $20 million Master Letter of Credit Agreement with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  On February 24, 2005, DP&L entered into an amendment to extend the term of this Agreement for one year and reduce the maximum dollar volume of letters of credit to $10 million.  As of September 30, 2005, DP&L had two outstanding letters of credit for a total of $3.1 million.

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

Transfer of Assets to MVIC

On August 2, 2004, in order to strengthen MVIC’s financial position, the Vermont Department of Banking, Insurance, Securities and Health Care Administration notified MVIC of MVIC’s requirement to reduce its intercompany receivable to a maximum of no greater than MVIC’s total capital and surplus plus $250,000 minimum capital.  As a result, the Company transferred $5 million from its operating cash during the fourth quarter of 2004 and subsequently transferred one private equity fund effective January 1, 2005, to its subsidiary, MVIC, in satisfaction of this requirement.  These funds are available to pay insurance claims and other operating expenses of MVIC.

In addition, during January and February 2005, as a result of a dividend from MVE to its ultimate parent, DPL, the Company contributed to MVIC twelve private equity financial assets valued at approximately $148.6 million.  These financial assets were subsequently sold resulting in net proceeds of $109.2 million.

On September 30, 2005, DPL contributed an additional $12.3 million to MVIC in order to satisfy its minimum capitalization requirement.

Off-Balance Sheet Arrangements

DPL does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on DPL’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Long-term Obligations and Commercial Commitments

DPL enters into various contractual and other long-term obligations that may affect the liquidity of its operations.  At September 30, 2005, these include:

Long Term Obligations

	Payment Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Long-term debt	$—	$225.0	$275.0	$1,176.7	$1,676.7
Interest payments	27.8	200.3	155.3	70.6	454.0
Pension and postretirement payments	5.8	45.9	45.2	141.9	238.8
Capital leases	0.2	1.8	1.4	0.7	4.1
Operating leases	0.7	0.5	—	—	1.2
Coal contracts (a)	84.9	582.4	83.5	85.3	836.1
Other long-term obligations	20.1	15.1	0.5	—	35.7
Total long-term obligations	$139.5	$1,071.0	$560.9	$1,475.2	$3,246.6

(a) DP&L operated units

Long-term debt:

Long-term debt as of September 30, 2005, consists of first mortgage bonds, pollution control revenue obligations, DPL unsecured notes and includes current maturities and unamortized debt discounts.  As of September 30, 2005, the Company has redeemed $446.6 million of long-term debt earlier than termed.  See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments through 2010 associated with the Long-term debt described above. See Note 7 of Notes to Consolidated Financial Statements.

Pension and Postretirement payments:

As of September 30, 2005, DPL had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of September 30, 2005, the Company had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of September 30, 2005, the Company had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment, and some contracts have features that limit price escalation in any given year.

Other long-term obligations:

As of September 30, 2005, DPL had various other long-term obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

DPL enters into various commercial commitments, which may affect the liquidity of its operations.  At September 30, 2005, these include:

Commercial Commitments

	Expiring Year
$ in millions	2005	2006 & 2007	2008 & 2009	Thereafter	Total

Credit facilities	$—	$—	$—	$100.0	$100.0
Guarantees	—	17.8	—	—	17.8
Other	—	9.1	—	—	9.1
Total commercial commitments	$—	$26.9	$—	$100.0	$126.9

Credit facilities:

In May 2005, DP&L replaced its previous $100 million revolving credit agreement with a $100 million, 364 day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At September 30, 2005, there were no borrowings outstanding under this credit agreement.  The new facility may be increased up to $150 million.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2005, DP&L could be responsible for the repayment of 4.9%, or $14.9 million, of a $305 million debt obligation and also 4.9%, or $2.9 million, of a separate $60 million debt obligation.  Both obligations mature in 2006.

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

MARKET RISK

As a result of its operating, investing and financing activities, DPL is subject to certain market risks, including changes in commodity prices for electricity, coal, environmental emissions and gas; and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, potential coal supplier contract breaches or defaults, increased competition and other economic conditions.  For purposes of potential risk analysis, DPL uses sensitivity analysis to quantify potential impacts of market rate changes on the results of operations and the fair value of the financial asset portfolio. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

For the nine months ended September 30, 2005, approximately 10 percent of DPL’s electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers is sold in the wholesale market when DPL can identify opportunities with positive margins. As of September 30, 2005, a hypothetical increase or decrease of 10% in annual wholesale revenues, excluding RTO services, would result in approximately a $7.4 million increase or decrease to net income, assuming no change in costs.

Fuel (coal, natural gas, oil and emission allowances) and purchased power costs as a percent of total operating costs for the nine months ended September 30, 2005 and 2004 were 50% and 44%, respectively.  As of September 30, 2005, DP&L has contracted for substantially all of its projected coal requirements for 2005.  The prices to be paid by DP&L under its long-term coal contracts are either fixed or subject to periodic adjustment.  Some contracts have features that limit price escalations in any given year. DP&L has also covered all of its estimated 2005 emission allowance requirements.  DP&L expects its 2005 coal and net emission allowance costs to exceed its 2004 coal and net emission allowance costs by approximately 20% (assuming comparable volumes).  Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of its generating capacity.  DPL will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below the Company’s internal production costs. As of September 30, 2005, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding RTO services, would result in approximately a $26.0 million increase or decrease to net income.

Interest Rate Risk

As a result of DPL’s normal borrowing and leasing activities, the Company’s results are exposed to fluctuations in interest rates, which the Company manages through its regular financing activities.  DPL maintains a limited amount of cash on deposit or investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company’s long-term debt represents publicly held secured and unsecured notes and debentures with fixed interest rates.  At September 30, 2005, DPL had no short-term borrowings.

The carrying value of DPL’s debt was $1,678.1 million at September 30, 2005, consisting of DP&L’s First Mortgage Bonds, DP&L’s guaranteed Air Quality Development Authority, Water Development Authority and Boone County, Kentucky pollution control obligations, DPL’s unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,747.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at September 30, 2005, are as follows:

Expected Maturity	Long-term Debt
Date	Amount	Average Rate
	($ in millions)

2005	$0.2	5.0%
2006	0.9	5.0%
2007	225.9	8.2%
2008	100.7	6.2%
2009	175.7	8.0%
Thereafter	1,174.7	6.0%
Total	$1,678.1

Fair Value	$1,747.6

Debt maturities in 2005 are expected to be financed with internal funds.

Portfolio Risk

The Company completed the sale of or entered into an alternative closing arrangement for all private equity funds in its financial asset portfolio as of June 20, 2005.  The Company has an obligation to fund any cash calls or other commitments in which the purchaser of the private equity funds defaults with respect to the funds for which the Company entered into an alternative closing arrangement.  (See Financial Condition, Liquidity and Capital Resources.)

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

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, credit, liquidity, volatility, capacity, transmission, and interest rates can have a significant effect on DPL’s operations and the operations of its retail, industrial and commercial customers.

On October 8, 2005, Delphi Corporation filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Southern District of New York.  Delphi represents approximately 1% of the Company’s annual revenues.

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

Although the Company is not certain about the effect of Hurricanes Katrina and Rita on its operations, there is a concern that the costs for gasoline, diesel fuel, natural gas, insurance, availability of electric equipment and electrical contractors will increase as a result of the damage done to New Orleans and the Gulf Coast area.

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

Revenue Recognition

DP&L considers revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  DP&L’s utility operating companies record electric revenues when delivered to customers.  Customers are billed throughout the month as electric meters are read.  DP&L recognizes revenues for retail energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  DP&L’s estimates of unbilled revenues use systems that consider various factors, to calculate retail customer consumption at the end of each month.  Given the use of these systems and the fact that customers are billed monthly, DP&L believes it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Additionally, DP&L is subject to regulatory orders addressing the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  Beginning May 2005, DP&L began receiving Seams Elimination Charge Adjustment (SECA) payments and has recorded $17.1 million of SECA collections net of SECA charges.  DP&L’s management is required to make assumptions, estimates and judgments relating to the possibility of refund of these revenues. These assumptions, estimates and judgments are based on management’s experience and assumptions that are believed to be reasonable at the time.  As a result of these assumptions, estimates and judgments, DP&L is deferring a portion of these revenues for which management believes is subject to refund.  The deferred amount recorded during the third quarter 2005 was $15.4 million and is anticipated to be approximately $21.8 million for the entire year of 2005.  The above amount collected under the SECA rates are subject to refund, and the ultimate outcome of the proceeding establishing SECA rates is uncertain at this time.  However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on DP&L’s financial condition, results of operations or cash flows.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

DPL INC.

OPERATING STATISTICS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Electric

Sales (millions of kWh)
Residential	1,546	1,301	4,182	3,922
Commercial	1,086	1,016	2,937	2,856
Industrial	1,174	1,161	3,281	3,338
Other retail	381	365	1,078	1,055
Other miscellaneous revenues	—	—	—	—
Total retail	4,187	3,843	11,478	11,171

Wholesale	719	957	1,913	2,978

Total sales	4,906	4,800	13,391	14,149

Revenues ($ in thousands)
Residential	$136,337	$117,277	$362,294	$341,856
Commercial	72,655	70,042	205,947	199,978
Industrial	59,495	60,153	168,075	169,128
Other retail	20,934	20,623	60,645	59,958
Other miscellaneous revenues	2,734	4,717	7,718	12,860
Total retail	292,155	272,812	804,679	783,780

Wholesale	40,509	36,851	90,304	107,901

RTO ancillary revenues	22,239	—	55,191	—

Total revenues	$354,903	$309,663	$950,174	$891,681

Electric customers at end of period	511,948	507,669	511,948	507,669

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

Defendants Forster, Koziar and Muhlenkamp filed motions to dismiss the Complaint and motions to stay discovery pending a ruling on the motions to dismiss.  In addition, pursuant to applicable statutes, regulations and agreements, DPL and DP&L had been advancing certain of Defendants’ attorneys’ fees and expenses with respect to various matters other than the litigation between Defendants and DPL and DP&L in Florida and Ohio, and believe that other requested advances are not required.  On February 7, 2005, Mr. Forster and Ms. Muhlenkamp filed a motion in DP&L’s and DPL’s Ohio litigation seeking to compel DPL, MVE and DP&L to pay all attorneys’ fees and expenses that have not been advanced to them.  On May 10, 2005, the Court denied the motions to dismiss filed by Defendants Forster, Koziar, and Muhlenkamp.  On June 15, 2005, Defendants Forster and Muhlenkamp filed an answer and filed counterclaims against DPL, DP&L, MVE and individually against the current members of the Board of Directors of DPL Inc. as well as two former Board members and various compensation plans of DPL and DP&L.  On June 15, 2005, Defendant Koziar filed his answer and filed counterclaims against DPL, DP&L and individually against the current members of the Board of Directors of DPL Inc. and two former Board members of DPL.  On June 29, 2005, DPL, DP&L and MVE filed an amended complaint against the Defendants.  On July 18, 2005, Defendants filed answers to that amended complaint and Defendant Koziar filed amended counterclaims that included claims against various compensation plans of DPL and DP&L that he had not named in his initial counterclaims.  Defendants’ answers substantially denied the allegations made by DPL, DP&L and MVE and denied any liability.  The counterclaims and amended counterclaims allege that DPL, DP&L, MVE, various compensation plans and the individual defendants breached the terms of the employment and consulting contracts of Defendants Forster, Muhlenkamp and Koziar, and the terms of the compensation plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and plans.  Forster, Muhlenkamp and Koziar also seek payment of attorneys’ fees and expenses on claims similar to those filed in the Forster and Muhlenkamp motion for attorneys’ fees and expenses.  On August 18, 2005, the Court denied Defendants Forster’s and Muhlenkamp’s motion regarding advancement of fees.  Mr. Forster and Ms. Muhlenkamp continue to litigate the issue of payment of attorneys’ fees as part of their counterclaims.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  They assert that DPL, DP&L and MVE had ongoing obligations to make certain payments to them based on the financial asset portfolio’s returns and that any purchaser of portfolio investments should have been obligated to assume those obligations.  DPL, DP&L and MVE are not defendants in that case; however, they are parties to an indemnification agreement with respect to the purchaser defendants.  Those defendants have requested that DPL, DP&L and MVE indemnify them in connection with that litigation, and DPL, DP&L and MVE have acknowledged indemnity obligations.   On March 28, 2005, DPL, DP&L and MVE filed a Motion for Preliminary Injunction in the Ohio case, requesting that the court issue a preliminary injunction against Mr. Forster and Ms. Muhlenkamp regarding the New York lawsuit.  Since certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit are identical to the issues raised in the pending Ohio lawsuit, DPL, DP&L and MVE believed that those issues should be heard and resolved in the pending Ohio lawsuit.  Mr. Forster and Ms. Muhlenkamp filed a brief opposing the preliminary injunction on April 15, 2005.  DPL, DP&L and MVE filed their reply brief on April 25, 2005.  The court heard the motion on May 6, 2005 and on August 18, 2005, issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing these key issues in the New York court or any other forum other than the Ohio litigation.  In addition, the purchaser defendants, our indemnitee in the New York action, filed a motion to stay or dismiss that case.  The New York court heard this motion on June 23, 2005 and on July 5, 2005 entered an order severing the claims brought against the purchaser defendants and granting the purchaser defendants’ motion to stay those claims temporarily.  On August 15, 2005, Mr. Forster and Ms. Muhlenkamp moved to vacate the stay.  At a hearing on October 12, 2005, the New York court denied that motion and continued the stay.

On September 12, 2005, Mr. Forster and Ms. Muhlenkamp appealed the preliminary injunction entered by the Ohio court, for which they have sought expedited treatment.  At a status hearing on September 14, the Ohio trial court requested that the parties brief the issue of whether the interlocutory appeal affected the court’s jurisdiction to proceed with the litigation.

The Company, DP&L and MVE filed a brief discussing their position that the Ohio trial court continues to have jurisdiction to proceed with the merits of the case.  Defendants Forster and Muhlenkamp did not address the jurisdictional issue, but filed a motion to stay the Ohio case pending the appeal or, alternatively, to modify the injunction to allow them to pursue discovery in the New York case.   The Company, DP&L and MVE filed a brief opposing that motion and informed the Ohio court of the New York court’s decision to continue the stay.  The Ohio court has not yet ruled on the jurisdictional issue or the motion filed by Mr. Forster and Ms. Muhlenkamp.

Counsel to Mr. Forster and Ms. Muhlenkamp are sending their attorneys’ invoices for the New York action to the Company for fee advancement and have continued to send monthly invoices for the Ohio action to the Company for fee advancement.  The Company continues to maintain that it is not required to advance payment with respect to any of those charges.

Cumulatively through September 30, 2005, the Company has accrued for accounting purposes, obligations of approximately $53 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  The Company disputes Defendants entitlement to any of those sums and, as noted above, is pursuing litigation against them contesting all such claims.

In November 1999, the United States Environmental Protection Agency (USEPA) filed civil complaints and Notices of Violations (NOVs) against operators and owners of certain generation facilities for alleged violations of the Clean Air Act (CAA).  Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.  In December 2000, CG&E announced that it had reached an Agreement in Principle with the USEPA and other plaintiffs in an effort to settle the claims. As of December 31, 2004, discussions on the final terms of the settlement continue and the outcome of these claims or the effect, if any, on DP&L has not been determined.  In June 2000, the USEPA issued a NOV to DP&L-operated J.M. Stuart Station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  DP&L intends to vigorously challenge the NOV.

On September 21, 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA.  DP&L intends to vigorously defend this matter.

On November 17, 2004, a citizens’ suit was filed against CG&E (Freeman v. CG&E) for alleged violations of the CAA.  DP&L believes the allegations are meritless and believes CG&E, as the operator of the Zimmer generating station, will vigorously defend the matter on behalf of all co-owners.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

(a)                                  The following exhibits are filed herewith:

Exhibit 4.1 – Loan Agreement, dated as of August 1, 2005, by and between Ohio Water Development Authority and The Dayton Power and Light Company.  (Filed as Exhibit 4.1 to the Form 8-K filed August 24, 2005 (File No. 1-9052))

Exhibit 4.2 – Loan Agreement, dated as of August 1, 2005, by and between Ohio Air Quality Development Authority and The Dayton Power and Light Company.  (Filed as Exhibit 4.2 to the Form 8-K filed August 24, 2005 (File No. 1-9052))

Exhibit 4.3 - Loan Agreement, dated as of August 1, 2005, by and between County of Boone, Kentucky and The Dayton Power and Light Company.  (Filed as Exhibit 4.3 to the Form 8-K filed August 24, 2005 (File No. 1-9052))

Exhibit 4.4 – 43rd Supplemental Indenture to the First and Refunding Mortgage, dated as of August 1, 2005, by and between the Bank of New York, as Trustee and The Dayton Power and Light Company.  (Filed as Exhibit 4.4 to the Form 8-K filed August 24, 2005 (File No. 1-9052))

Exhibit 10.1 – Amended and Restated Employment Agreement dated as of August 31, 2005 among DPL Inc., The Dayton Power and Light Company and Robert D. Biggs.  (Filed as Exhibit 10.1 to the Form 8-K filed September 2, 2005 (File No. 1-9052))

Exhibit 10.2 – Management Stock Option Agreement dated as of August 31, 2005 by and between DPL Inc., The Dayton Power and Light Company and Robert D. Biggs.  (Filed as Exhibit 10.2 to the Form 8-K filed September 2, 2005 (File No. 1-9052))

Exhibit 10.3 – Employment Agreement dated as of August 29, 2005 between DPL Inc., The Dayton Power and Light Company and Joseph R. Boni, III.  (Filed as Exhibit 10(a) to the Form 8-K filed September 1, 2005 (File No. 1-9052))

Exhibits 31.1 and 31.2 – Officer’s Certifications pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit 32 – Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	October 28, 2005	/s/ James V. Mahoney
James V. Mahoney
President and Chief Executive Officer
(principal executive officer)

	October 28, 2005	/s/ John J. Gillen
John J. Gillen
Senior Vice President and Chief Financial Officer
(principal financial and principal accounting officer)

	October 28, 2005	/s/ Daniel L. Thobe
Daniel L. Thobe
Corporate Controller