Form 10-Q
period 2006-06-30
DPL INC
filed 2006-08-02
CIK 787250

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Ö) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐            No  ☒

As of August 1, 2006, there were 114,157,304 shares outstanding of the registrant’s common stock, par value $0.01 per share.

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

Part I.  Financial Information

Item 1.  Financial Statements

DPL INC.
CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Six Months Ended
$ in millions except per share amounts	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$309.0	$293.4	$650.1	$600.5

Cost of revenues:
Fuel	78.6	71.2	162.8	149.7
Purchased power	37.0	37.5	62.3	66.3
Total cost of revenues	115.6	108.7	225.1	216.0

Gross margin	193.4	184.7	425.0	384.5

Operating expenses:
Operation and maintenance	70.6	58.9	133.0	112.6
Depreciation and amortization	38.2	36.9	75.1	72.8
General taxes	27.0	26.2	55.0	54.0
Amortization of regulatory assets, net	1.7	0.4	2.8	0.9
Total operating expenses	137.5	122.4	265.9	240.3

Operating income	55.9	62.3	159.1	144.2

Investment income	4.5	4.7	10.9	10.8
Interest expense	(25.9)	(37.3)	(52.2)	(76.4)
Charge for early redemption of debt	—	(2.1)	—	(2.1)
Other income (deductions)	0.6	(0.2)	0.3	11.2

Earnings from continuing operations before income tax	35.1	27.4	118.1	87.7

Income tax expense	12.5	10.7	44.2	34.9

Earnings from continuing operations	22.6	16.7	73.9	52.8

Earnings from discontinued operations, net of tax	—	5.2	7.6	42.8

Net Income	$22.6	$21.9	$81.5	$95.6

Average number of common shares outstanding (millions)
Basic	114.1	120.7	117.1	120.5
Diluted	123.4	128.6	126.3	128.1

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.20	$0.14	$0.63	$0.44
Earnings from discontinued operations	—	0.04	0.07	0.35
Total Basic	$0.20	$0.18	$0.70	$0.79

Diluted:
Earnings from continuing operations	$0.18	$0.13	$0.59	$0.41
Earnings from discontinued operations	—	0.04	0.06	0.34
Total Diluted	$0.18	$0.17	$0.65	$0.75

Dividends paid per share of common stock	$0.25	$0.24	$0.50	$0.48

See Notes to Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
$ in millions	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$81.5	$95.6
Less: Earnings from discontinued operations	(7.6)	(42.8)
Earnings from continuing operations	73.9	52.8

Adjustments:
Depreciation and amortization	75.1	72.8
Amortization of regulatory assets, net	2.8	0.9
Deferred income taxes	3.4	(1.8)
Captive insurance provision	3.5	2.6
Gain on sale of other investments	(2.2)	(4.2)
Changes in certain assets and liabilities:
Accounts receivable	(15.2)	(23.8)
Accounts payable	63.3	1.7
Accrued taxes payable	(59.1)	22.4
Accrued interest payable	1.3	(1.8)
Prepayments	1.3	5.0
Inventories	(16.5)	(17.7)
Deferred compensation assets	3.5	3.3
Deferred compensation obligations	(1.4)	7.6
Other	(0.3)	2.8
Net cash provided by operating activities	133.4	122.6

Cash flows from investing activities:
Capital expenditures	(200.3)	(81.2)
Purchases of short-term investments and securities	(856.0)	(7.4)
Sales of short-term investments and securities	984.0	26.0
Cash flow from discontinued operations	—	868.4
Net cash provided by/(used for) investing activities	(72.3)	805.8

Cash flows from financing activities:
Purchase of treasury shares	(348.2)	—
Exercise of stock options	0.2	9.6
Retirement of long-term debt	—	(45.4)
Retirement of preferred securities	—	(0.1)
Dividends paid on common stock	(59.0)	(57.4)
Net cash (used for) financing activities	(407.0)	(93.3)

Cash and cash equivalents:
Net change	(345.9)	835.1
Balance at beginning of period	595.8	202.1

Cash and cash equivalents at end of period	$249.9	$1,037.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$48.4	$75.4
Income taxes paid, net	$77.0	$12.5

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEETS

	At	At
	June 30,	December 31,
$ in millions	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$249.9	$595.8
Short-term investments available for sale	—	125.8
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.0, respectively	206.9	194.9
Inventories, at average cost	96.7	80.2
Taxes applicable to subsequent years	22.9	45.9
Other current assets	24.1	20.2
Total current assets	600.5	1,062.8

Property:
Property, plant and equipment	4,846.2	4,667.7
Less: Accumulated depreciation and amortization	(2,161.5)	(2,094.8)
Net property	2,684.7	2,572.9

Other noncurrent assets:
Regulatory assets	80.5	83.8
Other deferred assets	80.3	72.2
Total other noncurrent assets	160.8	156.0

Total Assets	$3,446.0	$3,791.7

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONSOLIDATED BALANCE SHEETS

			At	At
			June 30,	December 31,
	$ in millions		2006	2005

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Current portion — long-term debt		$226.0	$0.9
	Accounts payable		179.2	130.2
	Accrued taxes		87.1	178.5
	Accrued interest		30.5	28.9
	Other current liabilities		34.3	31.1
	Total current liabilities		557.1	369.6

	Noncurrent liabilities:
	Long-term debt		1,452.0	1,677.1
	Deferred taxes		339.9	327.0
	Unamortized investment tax credit		45.0	46.4
	Insurance and claims costs		27.8	24.3
	Other deferred credits		278.4	286.3
	Total noncurrent liabilites		2,143.1	2,361.1

	Cumulative preferred stock not subject to mandatory redemption		22.9	22.9

	Commitments and contingencies (Note 8)

	Common shareholders’ equity:
	Common stock, at par value of $0.01 per share:
	June 2006	December 2005
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	114,574,704	127,526,404	1.1	1.3

	Other paid-in capital, net of treasury stock		—	25.1
	Warrants		50.0	50.0
	Common stock held by employee plans		(75.2)	(86.1)
	Retained earnings		760.7	1,062.0
	Accumulated other comprehensive loss		(13.7)	(14.2)
	Total common shareholders’ equity		722.9	1,038.1

	Total Liabilities and Shareholders’ Equity		$3,446.0	$3,791.7

See Notes to Consolidated Financial Statements.
These interim statements are unaudited.

Notes to Consolidated Financial Statements

1.              Basis of Presentation

Description of Business

We are a regional energy company organized in 1985 under the laws of Ohio.  We conduct our principal business in one business segment — Electric Utility.

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

Our other significant subsidiaries (all of which are wholly-owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to industrial and commercial customers in West Central Ohio; and DPL Finance Company, Inc. which provides financing opportunities to us and to our subsidiaries.

Financial Statement Presentation

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP).  The consolidated financial statements include the accounts of DPL and its majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the six months ended June 30, 2006 may not be indicative of our results that will be realized for the full year ending December 31, 2006.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005.  In the opinion of our management, the consolidated financial statements contain all adjustments (which are all of a normal recurring nature) necessary to fairly state our financial condition as of June 30, 2006, our results of operations for the six months ended June 30, 2006, and our cash flows for the six months ended June 30, 2006 in accordance with GAAP.

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses of the period reported.  Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; litigation; regulatory proceedings and orders; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.”  SFAS 123R requires a public entity to measure the cost of employee services received and paid with equity instruments to be based on the fair-value of such equity on the grant date.  This cost is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred are based on the fair-value of equity instruments and are to be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits is presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement became effective as of January 1, 2006.  Our June 30, 2006 year-to-date pre-tax results of operations were increased by approximately $0.4 million as a result of the adoption of SFAS 123R.  See Note 6 of Notes to Consolidated Financial Statements.

Accounting Changes and Error Corrections

In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS 154), “Accounting Changes and Error Corrections.”  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle.  This Statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The adoption of this new accounting standard had no impact on the Company.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

2.    Discontinued Operations

	Three months ended June 30,		Six months ended June 30,
$ in millions	2006	2005	2006	2005
Reconciliation Detail:
Investment income	$—	$1.0	$—	$41.3
Investment expenses	—	(2.1)	(0.5)	(7.4)
(Loss) Income from discontinued operations	—	(1.1)	(0.5)	33.9

Gain realized from sale	—	20.1	13.2	53.1
Broker fees and other expenses	—	(2.6)	—	(6.8)
Net gain on sale	—	17.5	13.2	46.3

Loss on transfer of fund	—	(5.6)	—	(5.6)
Earnings before income taxes	—	10.8	12.7	74.6

Income tax expense	—	5.6	5.1	31.8
Earnings from discontined operations, net	$—	$5.2	$7.6	$42.8

On February 13, 2005, our subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses were recognized as the sale of each fund closed.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund.  During the first quarter of 2005, MVE and MVIC completed the sale of their interests in forty of those private equity funds resulting in a $28.8 million pre-tax gain from discontinued operations and provided approximately $747 million in net proceeds, including approximately $56 million in net distributions from funds while held for sale.  As part of this pre-tax gain, we realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.  During the second quarter of 2005, MVE and MVIC sold three and a portion of one private equity funds resulting in a $17.5 million pre-tax gain from discontinued operations and provided approximately $49 million in net proceeds, including approximately $4.4 million in net cash calls from funds while held for sale.

During 2005, MVE also entered into an alternative closing arrangement with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements did not meet the criteria for recording a sale.  We are obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to us to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a 2005 deferred gain of $27.1 million until such terms of a sale would be completed (contingent upon receipt of general partner approvals of the transfer) and in 2005 provided approximately $72.3 million in net proceeds on these funds.  We recorded an impairment loss of $5.6 million in the second quarter of 2005 to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds transfer after the general partners of each of the separate funds consent to the transfer.  MVE completed the sale of the remaining portion of one private equity fund, for which MVE had previously entered into an alternative closing arrangement, on March 31, 2006, resulting in the recognition in the first quarter of 2006 of $13.2 million of the deferred gain.  The transfer of the remaining funds is expected to be completed in 2007.

There was no investment income from discontinued operations (pre-tax) in the first half of 2006 due to the 2005 sale and the economic transfer of the funds.  Investment income from discontinued operations (pre-tax) in the first half of 2005 of $33.9 million is comprised of $41.3 million of investment income less $7.4 million of associated management fees and other expenses.  The gain on the sale of the portfolio (pre-tax) in the first half of 2005 of $46.3 million was comprised of $53.1 million of gain less $6.8 million of broker fees and other related expenses.

3.  Supplemental Financial Information

	At	At
Balance Sheet	June 30,	December 31,
$ in millions	2006	2005

Accounts receivable, net:
Retail customers	$63.3	$71.1
Unbilled revenue	60.3	63.6
Partners in commonly-owned plants	52.6	37.7
Wholesale and subsidiary customers	14.3	6.6
Financial transmission rights	6.0	—
Refundable franchise tax	5.2	14.3
Other	6.8	2.6
Provision for uncollectible accounts	(1.6)	(1.0)

Total accounts receivable, net	$206.9	$194.9

Inventories, at average cost:
Fuel and emission allowances	$64.8	$48.6
Plant materials and supplies	31.9	31.4
Other	—	0.2

Total inventories, at average cost	$96.7	$80.2

Other current assets:
Deposits and other advances	$6.7	$9.2
Current deferred income taxes	6.5	5.5
Prepayments	6.0	5.0
Derivatives	4.3	—
Other	0.6	0.5

Total other current assets	$24.1	$20.2

Other deferred assets:
Master Trust assets	$32.9	$32.0
Unamortized loss on reacquired debt	21.2	22.0
Unamoritized debt expense	9.6	10.2
Commercial Activities Tax Benefit	6.8	—
Investments	6.7	6.8
Other	3.1	1.2

Total other deferred assets	$80.3	$72.2

Accounts payable:
Trade payables	$66.0	$26.1
Fuel accruals	39.5	39.5
Other	73.7	64.6

Total accounts payable	$179.2	$130.2

Other current liabilities:
Customer security deposits and other advances	$19.8	$19.2
Financial transmission rights—future proceeds	6.0	—
Payroll taxes payable	0.9	2.3
Other	7.6	9.6

Total other current liabilities	$34.3	$31.1

Other deferred credits:
Asset retirement obligations—regulated property	$84.2	$81.7
Trust obligations	73.0	74.5
Retirees’ health and life benefits	32.6	32.9
Pension liability	25.8	23.5
SECA net revenue subject to refund	21.5	20.5
Deferred gain on sale of portfolio	13.9	27.1
Asset retirement obligations—generation	13.1	13.2
Litigation and claims pending	3.6	3.0
Environmental reserves	0.1	0.1
Other	10.6	9.8

Total other deferred credits	$278.4	$286.3

3.  Supplemental Financial Information (continued)

	Six Months Ended June 30,
$ in millions	2006	2005
Cash flows - Other:
Payroll taxes payable	$(1.4)	$(0.1)
Deferred management fees	—	7.9
Deposits and other advances	0.7	(0.5)
Deferred storm costs	—	(11.4)
FERC transitional payment deferral	1.0	9.9
Other	(0.6)	(3.0)
Total cash flows - Other	$(0.3)	$2.8

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Comprehensive Income:
Net income	$22.6	$21.9	$81.5	$95.6
Net change in unrealized gains on financial instruments	0.4	3.8	0.8	3.6
Net change in unrealized losses on foreign currency translation adjustments	—	(4.3)	—	(45.9)
Net change in deferred gains (losses) on cash flow hedges	2.2	(1.5)	2.8	(2.8)
Deferred income taxes related to unrealized gains and (losses)	(1.3)	(0.2)	(3.1)	14.8
Comprehensive income	$23.9	$19.7	$82.0	$65.3

4.  Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.  We adopted FAS 123R effective January 1, 2006, which changed the calculation of diluted shares as it relates to stock options.  This change resulted in diluted shares increasing from the previous methodology by 0.4 million shares for the three months ended June 30, 2006 and 0.5 million shares for the six months ended June 30, 2006.

Approximately 0.4 million stock options in the second quarter of 2006 and in the second quarter of 2005 were excluded from the computation of diluted earnings per share because they were anti-dilutive.  Approximately 0.4 million stock options in the first six months of 2006 and in the first six months of 2005 were excluded from the computation of diluted earnings per share because they were anti-dilutive.  These stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for net income:

	Three months ended June 30,
$ in millions except per share amounts	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS	$22.6	114.1	$0.20	$21.9	120.7	$0.18

Effect of Dilutive Securities:
Restricted stock units (a)		1.3			1.2
Warrants		6.9			5.9
Stock options and performance shares (a)		1.1			0.8
Diluted EPS	$22.6	123.4	$0.18	$21.9	128.6	$0.17

	Six months ended June 30,
$ in millions except per share amounts	2006			2005
			Per			Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS	$81.5	117.1	$0.70	$95.6	120.5	$0.79

Effect of Dilutive Securities:
Restricted stock units (a)		1.3			1.2
Warrants		6.7			5.7
Stock options and performance shares (a)		1.2			0.7
Diluted EPS	$81.5	126.3	$0.65	$95.6	128.1	$0.75

(a)          We are disputing, among other things, approximately 3.6 million stock options and approximately 1.3 million restricted stock units that were outstanding at June 30, 2006 due to our ongoing litigation with certain former executives and that are included above (see Note 8 of Notes to Consolidated Financial Statements).

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended June 30, 2006 and 2005 was:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2006	2005	2006	2005
Service cost	$1.1	$1.0	$—	$—
Interest cost	4.1	3.9	0.4	0.5
Expected return on assets	(5.4)	(5.4)	(0.1)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	1.0	1.0	(0.2)	(0.2)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	—	—
Net periodic benefit cost	$1.4	$1.1	$0.1	$0.1

The net periodic benefit cost of the pension and postretirement benefit plans for the six months ended June 30, 2006 and 2005 was:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2006	2005	2006	2005
Service cost	$2.2	$2.0	$—	$—
Interest cost	8.2	7.8	0.8	0.9
Expected return on assets	(10.8)	(10.8)	(0.2)	(0.3)

Amortization of unrecognized:
Actuarial (gain) loss	2.0	1.9	(0.4)	(0.5)
Prior service cost	1.2	1.2	—	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit cost before adjustments	2.8	2.1	0.3	0.2
Special termination benefit cost (a)	0.3	—	—	—
Net periodic benefit cost after adjustments	$3.1	$2.1	$0.3	$0.2

(a)             In 2006, a special termination benefit cost was recognized as a result of 16 employees who participated in a voluntary early retirement program and were all retired as of April 1, 2006.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement
2006	$9.9	$1.5
2007	$20.0	$3.1
2008	$20.2	$3.0
2009	$20.5	$3.0
2010	$21.0	$2.9
2011	$21.4	$2.7
2012 - 2016	$114.6	$10.7

6.              Stock-Based Compensation

We adopted Statement of Financial Accounting Standard 123 Revised (SFAS 123R) on January 1, 2006 using the modified prospective approach for stock options and restricted stock units (RSUs).  As a result of our adoption of SFAS 123R, we recognized $0.4 million less compensation expense for the six months ended June 30, 2006, as compared to what we would have recognized under SFAS 123.

In 2000, our Board of Directors adopted and our shareholders approved The DPL Inc. Stock Option Plan.  The plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  Options granted in 2000, 2001 and 2002 were fully vested as of December 31, 2005 and expire ten years from the grant date.  In 2003, 100,000 options were granted which vest equitably over five years and expire ten years from the grant date.  In 2004, 200,000 options were granted that vested over nineteen months and expire approximately 6.5 years from the grant date; 100,000 of these options vested in May of 2005 and the remaining 100,000 vested in May 2006.  Another 20,000 options were granted in 2004 that vested in five months and expire ten years from the grant date.  In December 2004, 30,000 options were granted that vest equitably over three years and expire ten years from the grant date.  In 2005, 350,000 options were granted that vested in June 2006 and expire three years from the grant date.  At December 31, 2005, there were 1,488,500 options available for grant.  On April 26, 2006, Company shareholders approved the DPL Inc. 2006 Equity and Performance Incentive Plan (EPIP).  With the approval of EPIP, no further awards will be made under the DPL Inc. Stock Option Plan.

The schedule of non-vested option activity for the six months ended June 30, 2006 was as follows:

($ in millions)	Number of Options	Weighted-Average Grant Date Fair Value
Non-vested at January 1, 2006	510,000	$1.9
Granted in 1st half 2006	—	—
Vested in 1st half 2006	450,000	$1.7
Forfeited in 1st half 2006	—	—
Non-vested at June 30, 2006	60,000	$0.2

Summarized stock option activity was as follows:

	Six months ended June 30, 2006	Twelve months ended December 31, 2005
Options:
Outstanding at beginning of year (a)	5,486,500	6,165,500
Granted	0	350,000
Exercised	(10,000)	(1,025,000)
Forfeited	0	(4,000)
Outstanding at end of period	5,476,500	5,486,500
Exercisable at end of period	5,416,000	4,100,000

Weighted average exercise prices per share:
Outstanding at beginning of year	$21.86	$21.39
Granted	—	$26.82
Exercised	$21.00	$21.18
Forfeited	—	$29.63
Outstanding at end of period	$21.90	$21.86
Exercisable at end of period	$20.98	$20.98

(a)          In dispute with certain former executives, among other things, are approximately 1 million forfeited options and 3.6 million outstanding options that are included above (see Note 8 of Notes to Consolidated Financial Statements).

No stock options were granted in the first two quarters of 2006.  The weighted-average fair value of options granted was $3.80 per share in 2005.  The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model.

In the first quarter of 2006, 10,000 stock options were exercised.  No stock options were exercised in the second quarter of 2006.  The market value of options that were vested at June 30, 2006 was $145.1 million.  Shares issued upon share option exercise are issued from treasury stock.  We have sufficient treasury stock to satisfy outstanding options.

The following table reflects information about stock options outstanding at June 30, 2006:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Outstanding	Weighted- Average Contractual Life	Weighted- Average Exercise Price	Exercisable	Weighted- Average Exercise Price

$14.95-$21.00	4,690,000	4.0 years	$20.44	4,650,000	$20.47
$21.01-$29.63	786,500	3.2 years	$28.08	766,000	$28.08

As of June 30, 2006, there was $0.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  We expect to recognize $0.1 million of this cost over the remainder of 2006 and $0.1 million in 2007.

In addition, RSUs were granted to certain key employees prior to 2001.  There were 1.4 million RSUs outstanding as of June 30, 2006, of which 1.3 million were vested.  Substantially all of the vested RSUs are in dispute as part of our ongoing litigation with Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and interim Chief Financial Officer; and Stephen F. Koziar, formerly DPL’s Chief Executive Officer and President.  The remaining 0.1 million non-vested RSUs will be paid in cash upon vesting and will vest as follows:  24,891 in 2006; 21,978 in 2007; 15,904 in 2008; 11,199 in 2009; and 5,560 in 2010.  Vested RSUs are marked to market each quarter and any adjustment to compensation expense is recognized at that time.  Non-vested RSUs are valued quarterly at fair value using the Black-Scholes model to determine the amount of compensation expense to be recognized.  Non-vested RSUs do not earn dividends.

The following assumptions were used in the Black Scholes model to calculate the fair value of the non-vested stock options and RSUs:

Volatility	24.0—29.1%
Expected life (years)	0.3—8.0
Dividend yield rate	3.7—4.8%
Risk-free interest rate	3.7—5.2%

At the 2006 Annual Shareholder’s Meeting, the shareholders approved the DPL Inc. 2006 Equity Performance Incentive Plan (EPIP).  Under the EPIP, the Board adopted a Long-Term Incentive Plan (LTIP) under which DPL will award a targeted number of performance shares of common stock to executives.  Awards under the LTIP will be awarded based on a Total Shareholder Return Relative to Peers parameter.  No performance shares will be earned in a performance period if the three year Total Shareholder Return Relative to Peers is below the threshold of the 40th percentile.  Further, the LTIP awards will be capped at 200% of the target number of performance shares, if the Total Shareholder Return Relative to Peers is at or above the threshold of the 90th percentile.  The Total Shareholder Return Relative to Peers is considered a performance condition under FAS123R.  The requisite service period for each tranche of the Performance Shares is:

Tranche 1	January 1, 2006 to December 31, 2006
Tranche 2	January 1, 2006 to December 31, 2007
Tranche 3	January 1, 2006 to December 31, 2008

The schedule of non-vested performance share activity for the six months ended June 30, 2006 follows:

($ in millions)	Number of Performance Shares	Weighted-Average Grant Date Fair Value ($ millions)
Non-vested at January 1, 2006	—	—
Granted in 1st half 2006	223,289	$5.9
Vested in 1st half 2006	—	—
Forfeited in 1st half 2006	—*	—
Non-vested at June 30, 2006	223,289	$5.9

*       On August 1, 2006, James V. Mahoney, President and Chief Executive Officer, signed an amendment to his Employment Agreement, dated May 18, 2006, in which he agreed generally to extend his service to the Company until a successor is appointed. Under that amendment, Mr. Mahoney acknowledged he is not entitled to participate in the Company’s Long Term Incentive Program or the Performance Shares Agreement dated March 7, 2006.

	Six months	Twelve months
	ended	ended
	June 30, 2006	December 31, 2005
Performance Shares:
Outstanding at beginning of year	—	—
Granted	223,289	—
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	223,289	—
Exercisable at end of period	—	—

There are no exercise prices associated with performance shares.

As of June 30, 2006, there was $3.9 million of total unrecognized compensation cost related to non-vested performance shares granted under the LTIP.  We expect to recognize $2.1 million of this cost over the remainder of 2006 and $1.8 million in 2007 and 2008.  A forfeiture rate of 20% was estimated in calculating the compensation expense.

Shares issued upon achievement of the required performance condition will be issued from treasury stock.  We have sufficient treasury stock to satisfy outstanding performance shares.

The following assumptions were used in a Monte Carlo Simulation calculated by Towers Perrin to estimate the fair value of the Performance Shares:

Volatility	20.3%
Expected life (years)	3.0
Dividend yield rate	3.7%
Risk-free interest rate	4.7%

Compensation expense for the first half of 2006 was $3.3 million for all share-based compensation (stock options, RSUs, and performance shares) and the tax benefit associated with these expenses was $1.2 million.

Operating income was $0.4 million higher under SFAS 123R than under SFAS 123.  The impact on net income was $0.3 million due to a decrease in the tax benefit of $0.1 million.  There was no impact on basic or diluted earnings per share.

7.              Long-term Debt and Notes Payable

	At	At
	June 30,	December 31,
$ in millions	2006	2005
First Mortgage Bonds maturing
2013 - 5.125%	$470.0	$470.0
Pollution Control Series maturing
through 2034 - 4.78% (a)	214.4	214.4
	684.4	684.4

Note to Capital Trust II 8.125% due 2031	195.0	195.0
Senior Notes 6.875% Series due 2011	297.4	297.4
Senior Notes 8.0% Series due 2009	175.0	175.0
Senior Notes 6.25% Series due 2008	100.0	100.0
Senior Notes 8.25% Series due 2007	—	225.0
Obligation for capital leases	2.4	3.0
Unamortized debt discount	(2.2)	(2.7)
Total	$1,452.0	$1,677.1

(a)  Weighted average interest rates for 2006 and 2005.

The amounts of maturities and mandatory redemptions for first mortgage bonds, notes and capital leases are $0.5 million for the remainder of 2006, $225.9 million in 2007, $100.7 million in 2008, $175.7 million in 2009 and $0.6 million in 2010.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds and the pollution control series.

DP&L has a $100 million unsecured revolving credit agreement that is renewable annually and expires on May 30, 2010.  This facility may be increased up to $150 million.  The facility contains one financial covenant:  DP&L total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at June 30, 2006.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

On February 17, 2006, DP&L renewed its $10 million Master Letter of Credit Agreement for one year with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of June 30, 2006, DP&L had two outstanding letters of credit for a total of $2.2 million.

In March 2004, we completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except that we have the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The 8% series Senior Notes were issued pursuant to our indenture dated as of March 1, 2000, and pursuant to authority granted in our Board resolutions dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of our significant subsidiaries and require us and our subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of ours or any of our subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, we were obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  We failed (1) to have a registration statement declared effective and (2) to complete the exchange offer according to this timeline.  As a result, we had been accruing additional interest at a rate of 0.5% per year for each of these two violations, up to an additional interest rate not to exceed in the aggregate 1.0% per year.  As each violation is cured, the additional interest rate decreases by 0.5% per annum.  Our exchange offer registration statement for these securities was declared effective by the SEC on June 27, 2006.  As a result, on June 27, 2006, we ceased accruing

0.5% of the additional interest.  We will cease accruing the other 0.5% of additional interest on July 31, 2006 when the exchange offer expires and the exchange of registered notes for the unregistered notes is completed.  By completing the exchange, we will reduce the annual interest expense by $1.8 million.

During the first quarter of 2006, the Ohio Air Quality Development Authority (OAQDA) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the OAQDA’s 2005 volume cap carryforward.  The financing is expected to be used to partially fund the ongoing flue gas desulphurization (FGD) capital projects.  The PUCO approved DP&L’s application for this additional financing on July 26, 2006.

There are no inter-company debt collateralizations or debt guarantees between us and our subsidiaries.  None of our or DP&L’s debt obligations are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

8.     Commitments and Contingencies

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  (See Note 1 of Notes to Consolidated Financial Statements.)  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, regulatory proceedings and orders, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements.

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

Legal Matters

In the normal course of business, we have been named a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding our business. Certain of the foregoing could result in adverse judgments, settlements, fines, penalties or other relief.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, that the resolution of the foregoing matters will not have a material adverse effect on our financial condition, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

We have provided reserves for such matters in accordance with SFAS 5, “Accounting for Contingencies.” The ultimate resolution may differ from the amounts reserved.

Certain legal proceedings in which we are involved are discussed in Note 14 to the consolidated financial statements and, Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005; and Note 8 to the consolidated financial statements and Part II, Item 1, included in our Form 10-Q for the quarterly period ended March 31, 2006. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

Regarding our litigation with three former executives of the Company, on July 24, 2006, the trial court set a new trial date commencing April 30, 2007.

On June 24, 2004, the Internal Revenue Service (IRS) began an audit of tax years 1998 through 2003 and issued a series of data requests to us including issues raised in the Memorandum.  The staff of the IRS requested that we provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  On September 1, 2005, the IRS issued an audit report for tax years 1998 through 2003 that showed proposed changes to our federal income tax liability for each of those years.  The proposed changes resulted in a total tax deficiency, penalties and interest of approximately $23.9 million as of December 31, 2005.  On November 4, 2005, we filed a written protest to one of the proposed changes.  On April 3, 2006, the IRS conceded the proposed changes that we filed a written protest to and issued a revised audit report for tax years 1998 through 2003.  The revised audit report resulted in a total tax deficiency, penalties and interest of approximately $1.2 million.  We had previously made a deposit with the IRS of approximately $1.3 million that we requested on April 14, 2006 be applied to offset the $1.2 million tax deficiency, penalties and interest for tax years 1998 through 2003.  The Joint Committee on Taxation completed its review of the revised audit report for tax years 1998 through 2003 and sent us a letter dated June 16, 2006 stating that it took no exception to the revised audit report.

In November 2005, AMP-Ohio, a wholesale supplier of electricity to its thirteen member municipalities, requested arbitration of its power supply agreement with DP&L.  AMP-Ohio alleged it had a right to receive certain capacity credits.  DP&L disagreed with this position and agreed to arbitrate the dispute.  The arbitration was concluded in May 2006, thus ending any potential negative exposure to our results of operations, cash flows and financial position.

On January 13, 2006, we filed a claim against one of its insurers, AEGIS, under a fiduciary policy to recoup legal fees associated with our litigation against three former executives.  An arbitration of this matter is set to begin on August 4, 2006.  We cannot predict the timing or outcome of this arbitration.

Contractual Obligations and Commercial Commitments

We enter into various contractual and other long-term obligations that may affect the liquidity of our operations.  At June 30, 2006, these include:

		Payment Year
Contractual Obligations
$ in millions	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-term debt	$1,674.6	$225.0	$275.0	$—	$1,174.6
Interest payments	1,013.7	103.3	171.2	141.3	597.9
Pension and postretirement payments	254.5	23.0	46.6	47.7	137.2
Capital leases	3.4	1.0	1.5	0.9	—
Operating leases	0.9	0.5	0.4	—	—
Fuel and limestone contracts (a)	646.4	174.4	287.4	97.5	87.1
Other long-term obligations	34.1	12.0	14.8	7.3	—
Total contractual obligations	$3,627.6	$539.2	$796.9	$294.7	$1,996.8

(a) DP&L operated units

Long-term debt:

Long-term debt as of June 30, 2006, consists of DP&L’s first mortgage bonds and tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.  (See Note 7 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of June 30, 2006, we had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2016.

Capital leases:

As of June 30, 2006, we had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2006, we had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88 thousand per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Fuel and limestone contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants and a long-term contract to supply limestone for the operation of its flue gas desulphurization units (FGDs).  Coal contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

A new long-term barge agreement was executed for five years beginning September 2006.

Other long-term obligations:

As of June 30, 2006, we had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At June 30, 2006, these include:

Credit facilities:

DP&L has a $100 million, 364-day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At June 30, 2006, there were no borrowings outstanding under this credit agreement.  The facility may be increased up to $150 million.

Guarantee:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2006, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

Other:

We completed the sale of or entered into alternative closing arrangements for all private equity funds in our financial asset portfolio as of June 20, 2005.  We have an obligation to fund any cash calls or other commitments in which the purchaser of the private equity funds defaults with respect to the funds for which we entered into an alternative closing arrangement.  As of June 30, 2006, this obligation is estimated not to exceed $0.3 million.

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

OTHER MATTERS

Peaking Generating Facilities

DPL is reviewing its peaking generation portfolio. As a part of that process, the Company is soliciting bids for three peaking generating sites, representing a combined capacity of 872 megawatts. DPL will determine the number of sites it may sell, if any, after it receives the bids, which are expected in early September.

Updates on Competition and Regulation

On April 4, 2005, DP&L filed a request at the Public Utilities Commission of Ohio (PUCO) to implement a new rate stabilization surcharge effective January 1, 2006 to recover cost increases associated with environmental capital and related operations and maintenance costs, and fuel expenses.  On November 3, 2005, we entered into a settlement agreement that extended DP&L’s rate stabilization period through December 31, 2010.  During this time, DP&L will continue to provide retail electric service at fixed rates with the ability to recover increased fuel and environmental costs through surcharges and riders.  Specifically, the agreement provides for:

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

On December 28, 2005, the PUCO adopted the settlement with certain modifications (RSS Stipulation).  The PUCO ruled that the environmental rider will be bypassable by all customers who take service from alternate generation suppliers.  Future additional revenues are dependent upon actual sales and levels of customer switching.  Applications for rehearing were denied and the case was appealed to the Ohio Supreme Court by the OCC on April 21, 2006.

DP&L agreed to implement a Voluntary Enrollment Process that would provide residential customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class.  During 2005, approximately 51 thousand residential customers that volunteered for the program were bid out to Competitive Retail Electric Service (CRES) providers who were registered in DP&L’s service territory; however, no bids were received and the 2005 program ended.  As part of the RSS Stipulation, DP&L agreed to implement the Voluntary Enrollment Program again in 2006 and 2007.  Approximately 25 thousand residential customers have volunteered for the 2006 program.  The first round of bids, due July 10, 2006, resulted in no bids being received.  There will be three additional rounds of bids during the third and fourth quarters of 2006.  The magnitude of any customer switching and the financial impact of this program cannot be determined at this time.

As of June 30, 2006, four unaffiliated marketers were registered as CRES providers in DP&L’s service territory; to date, there has been no significant activity from these suppliers.  DPL Energy Resources, Inc. (DPLER), one of our significant subsidiaries, is also a registered CRES provider and accounted for nearly all load served by CRES providers within DP&L’s service territory in 2005.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

On September 1, 2005, DP&L filed an application requesting the PUCO grant it authority to recover distribution costs associated with storm restoration efforts for ice storms that took place in December 2004 and January 2005.  In February 2006, DP&L filed updated schedules in support of its application.  On July 12, 2006, the PUCO approved DP&L’s filing, allowing the Company to recover approximately $8.6 million in additional revenues over a two-year period.

On July 23, 2003, the FERC issued an Order that the rates for transmission service of seven companies, including DP&L, may be unjust, unreasonable, or unduly discriminatory or preferential.  In addition, the FERC ordered transitional payments, known as Seams Elimination Charge Adjustment (SECA), effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, we are obligated to pay SECA charges to other utilities, but we receive a net benefit from these transitional payments.  Several parties have sought rehearing of the FERC orders and there likely will be appeals filed in the matter.  All motions for rehearing are pending.  The hearing was held in May 2006 with an initial decision expected in August 2006.  Beginning May 2005, DP&L began receiving these FERC ordered transitional payments and has received over $24.8 million of SECA collections, net of SECA charges, through June 2006.  We have entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, although several SECA claims are still outstanding.  DP&L management believes that appropriate reserves have been established in the event that SECA collections are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time. However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material effect on DP&L’s results of operations.

On May 31, 2005, the FERC instituted a proceeding under Federal Power Act Section 206 concerning the justness and reasonableness of PJM’s transmission rate design.  This proceeding sets the rates for hearing and requests that all of PJM members, which includes DP&L, address the justness and reasonableness of the current rate design.  On November 22, 2005, DP&L, along with ten other transmission owners, filed in support of PJM’s existing rate design.  A hearing was held in April 2006 and an initial decision was issued on July 13, 2006 recommending a rate design different than PJM’s existing rate design.  We expect a final Commission order on this issue later this year.  Due to the comment and appeal process, the potential for adjustments to the initial decision and the complexity of the issues, DP&L cannot determine what effect the final outcome of this proceeding may have on its future recovery of transmission revenues.

Updates on Environmental Considerations

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

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAM-R) was signed March 15, 2005 and was published on May 18, 2005. The final rules will have a material effect on our operations.  We anticipate that the FGDs being installed to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAM-R. We expect that additional controls will be needed to meet the Phase II requirements of CAM-R that go into effect January 1, 2018.  On March 29, 2005, nine states filed lawsuits against USEPA, opposing the regulatory approach taken by USEPA.  On March 31, 2005, various groups requested that USEPA stay implementation of CAM-R.  On August 4, 2005, the United States Court of Appeals for the District of Columbia denied the motion for stay.  On October 21, 2005, USEPA initiated reconsideration proceedings on a number of issues.  On May 31, 2006, USEPA took final action on CAM-R essentially reaffirming its original rulemaking.

Under the CAIR and CAM-R cap and trade programs for SO2,, NOx and mercury, we estimate we will spend more than $465 million from 2006 through 2008 to install the necessary pollution controls.  If CAM-R litigation results in plant specific mercury controls, our costs may be higher.  Due to the ongoing uncertainties associated with the litigation of the CAM-R, we cannot project the final costs at this time.

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

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent 10-K and may be obtained as discussed on page 2, ‘Available Information.’  Any updates are provided in Part II, Item 1A. “Risk Factors” of this quarterly report.  If any of these events occur, our business, financial position or results of operation could be materially affected.

OVERVIEW

	Basic Earnings Per Share
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Earnings from Continuing Operations	$0.20	$0.14	$0.63	$0.44
Earnings from Discontinued Operations	—	0.04	0.07	0.35
Net Income	$0.20	$0.18	$0.70	$0.79

2006 Compared to 2005

Basic earnings per share for the second quarter of 2006 were $0.02 higher compared to the second quarter of 2005, primarily due to a $0.06 per share increase in Earnings from Continuing Operations primarily reflecting a higher gross margin and lower interest expense, offset partially by higher operation and maintenance expenses.   This increase was offset by a $0.04 per share decrease in Earnings from Discontinued Operations, resulting from the sale of the private equity portfolio during 2005.  In the first half of 2006, basic earnings per share were $0.09 lower compared to the first half of 2005.  The decline was due to a $0.28 per share decrease in Earnings from Discontinued Operations, resulting from the 2005 sale of the private equity portfolio, partially offset by a $0.19 per share increase in Earnings from Continuing Operations reflecting a higher gross margin and lower interest expense, offset partially by higher operation and maintenance expenses and lower other income.

RESULTS OF OPERATIONS

Income Statement Highlights

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2006	2005	2006	2005

Revenues	$309.0	$293.4	$650.1	$600.5
Less: Fuel	78.6	71.2	162.8	149.7
Purchased power	37.0	37.5	62.3	66.3
Gross margin	$193.4	$184.7	$425.0	$384.5

Gross margin as a percentage of revenues	62.6%	63.0%	65.4%	64.0%

Operating income	$55.9	$62.3	$159.1	$144.2

Revenues

Revenues increased 5% to $309.0 million in the second quarter of 2006 compared to $293.4 million for the second quarter of 2005 reflecting higher average rates for retail and wholesale sales, and greater wholesale sales volume.  These increases were partially offset by lower retail sales volume and lower ancillary revenues associated with participation in a Regional Transmission Organization (RTO).

Retail revenues increased $9.6 million in the second quarter of 2006 compared to the second quarter of 2005, primarily resulting from $16.7 million related to higher average rates and increased miscellaneous revenues of $0.2 million, offset by decreased sales volume of $7.3 million.  The higher average rates were primarily the result of rate stabilization plan increases, regulated asset recovery riders, and changes in the customer mix of sales.  Wholesale revenue increased $5.8 million, primarily related to a $4.4 million increase in sales volume due to reduced retail sales as well as a $1.4 million increase in average market rates.  During the second quarter of 2006, RTO ancillary revenues remained relatively flat, decreasing only $0.1 million to $17.4 million from $17.5 million in the second quarter of 2005.  Heating degree-days were down 10% to 554 for the second quarter of 2006 compared to 618 for the same period in 2005.  Cooling degree-days were down 26% to 206 for the second quarter of 2006 compared to 278 for the same period in 2005.

In the first half of 2006, revenues increased 8% to $650.1 million compared to $600.5 million in the first half of 2005 reflecting higher average rates for retail and wholesale revenues, greater wholesale sales volume and increased ancillary revenues associated with participation in an RTO.  These increases were partially offset by lower retail sales volume.

In the first half of 2006, retail revenues increased $29.0 million compared to the first half of 2005, primarily resulting from $41.1 million related to higher average rates and increased miscellaneous revenues of $0.4 million, offset by decreased sales volume of $12.5 million.  The higher average rates were primarily the result of rate stabilization plan rate increases, regulated asset recovery riders, and a change in the customer mix of sales.  Wholesale revenues increased $18.1 million, primarily related to a $12.8 million increase from higher sales volume due to better plant availability and reduced retail sales as well as a $5.4 million increase in average market rates.  During the first half of 2006, RTO ancillary revenues increased $2.1 million to $35.1 million from $33.0 million in the first half of 2005.  Heating degree-days were down 13% to 3,068 for the first half of 2006 compared to 3,515 for the same period in 2005.  Cooling degree-days were down 26% to 206 for the second half of 2006 compared to 278 for the same period in 2005.

Gross Margin, Fuel and Purchased Power

Gross margin in the second quarter of 2006 increased by $8.7 million, or 5%, from $184.7 million in the second quarter of 2005 to $193.4 million.   As a percentage of total revenues, however, gross margin remained relatively stable, decreasing only 0.4 percentage points to 62.6% from 63.0%.  The dollar increase in gross margin was primarily the result of greater revenues, partially offset by increased fuel costs.  Fuel costs increased by $7.4 million or 10% in the second quarter of 2006 compared to the prior year primarily due to higher market prices.  Purchased power costs were $0.5 million or 1% lower in the second quarter 2006 compared to 2005 resulting from lower purchased power volume and lower RTO ancillary costs, partially offset by higher average market rates.

Gross margin in the first half of 2006 increased by $40.5 million, or 11%, from $384.5 million in the first half of 2005 to $425.0 million.   As a percentage of total revenues, gross margin increased by 1.4 percentage points to 65.4% from 64.0%.  This improvement was primarily the result of increased revenues and a slight decline in purchase power costs, partially offset by increased fuel costs.  Fuel costs rose by $13.1 million or 9% in the first half of 2006 compared to 2005 as a result of higher market prices and higher generation output as compared to 2005.  Purchased power costs decreased by $4.0 million or 6% in the first half of 2006 compared to the prior year resulting from lower purchased power volume, offset slightly by higher average RTO ancillary costs.

Operation and Maintenance Expense

Operation and maintenance expense increased $11.7 million or 20% in the second quarter of 2006, compared to the same period in 2005, primarily resulting from a $3.4 million increase in legal costs; $3.3 million in PJM administrative fees including $2.5 million deferred in 2005 by PUCO authority until rate relief was granted in February 2006; increased employee compensation and benefit expenses in the amount of $2.6 million, including group medical, pension, ESOP and stock option compensation costs; a $2.1 million increase in power production costs primarily related to increased operating expenses; a $1.3 million increase in reserves for insurance, injuries and damages; and increased Low-Income Payment Program costs of $0.8 million.  These increases were partially offset by a $3.5 million decrease in mark-to-market adjustments for restricted stock units (RSUs).

Operation and maintenance expense increased $20.4 million or 18% in the first half of 2006 compared to prior year primarily resulting from a $6.1 million increase in legal costs; increased employee compensation and benefit expenses in the amount of $4.5 million, including group medical, pension, ESOP and stock option compensation costs; a $3.0 million increase in reserves for insurance, injuries and damages; $2.8 million in PJM administrative fees including $2.5 million deferred in 2005 by PUCO authority until rate relief was granted in February 2006; a $2.6 million increase in power production costs primarily related to increased operating expenses; increased Low-Income Payment Program costs of $2.1 million; and increased service operations costs of $2.0 million primarily related to greater line clearance activity. These increases were partially offset by a $3.0 million decrease in Directors’ and Officers’ liability insurance costs and a $1.1 million decrease in mark-to-market adjustments for RSUs.

We have filed insurance claims for recovery of legal fees associated with the former executives litigation.  The amount and timing of any insurance recovery cannot be determined.

Depreciation and Amortization

Depreciation and amortization increased $1.3 million in the second quarter of 2006 and $2.3 million in the first half of 2006 compared to the same periods in 2005 primarily reflecting a higher amount of property, plant and equipment.

General Taxes

General taxes increased $0.8 million in the second quarter of 2006 and $1.0 million in the first half of 2006, compared to 2005 primarily due to higher property taxes resulting from an adjustment to the property tax accrual and a tax assessment on DPL Energy’s Darby Station as well as higher taxes from the new State of Ohio Commercial Activities Tax that began in July 2005.  These increases were offset by a decrease in the Ohio kWh tax related to lower retail customer sales resulting from the milder weather experienced in 2006 compared to 2005.

Amortization of Regulatory Assets, Net

For the three months ended June 30, 2006 compared to the three months ended June 30, 2005, amortization of regulatory assets, net of tax increased $1.3 million primarily reflecting $0.7 million for the amortization of costs incurred to modify the customer billing system for unbundled rates and electric choice bills and $0.3 million for the amortization of PJM administrative fees deferred for the period October 2004 through January 2006.

Amortization of regulatory assets, net increased $1.9 million for the six months ended June 30, 2006 compared to prior year primarily reflecting $1.0 million for the amortization of costs incurred to modify the customer billing system to accommodate unbundled rates and electric choice bills and $0.5 million for the amortization of deferred PJM administrative fees.  We received orders from the PUCO in the first quarter of 2006 approving the recovery of the customer billing costs and PJM administrative fees through rate riders beginning March 2006 and February 2006, respectively.  The customer billing costs rate rider is expected to be in place for five years and the PJM administrative fee rate rider is expected to continue for three years.

Investment Income

Investment income decreased $0.2 million during the second quarter of 2006 as compared to 2005 resulting from a $0.3 million decline in investment income reflecting the sale of the private equity funds in 2005, partially offset by a $0.1 million increase in interest income, primarily due to additional funds available for investment from the sale of the private equity funds.

Investment income increased $0.1 million during the first half of 2006 as compared to last year, reflecting a $4.7 million increase in interest income, primarily due to additional funds available for investment from the sale of the private equity funds.  This was offset by a $4.2 million decrease in foreign currency translation gains following the 2005 liquidation of investments denominated in Euros and a $0.4 million decrease in investment income due to the sale of the private equity funds.

Interest Expense

Interest expense decreased $11.4 million or 31% for the second quarter of 2006 compared to the same period in 2005 primarily from lower interest of $9.5 million associated with the early redemption of a portion of our long-term debt and the refinancing of DP&L’s pollution control bonds at a lower interest rate in 2005 as well as a $2.0 million increase in capitalized interest related to increased pollution control capital expenditures.

For the six months ended June 30, 2006 versus 2005, interest expense declined $24.2 million or 32% primarily from lower interest of $19.8 million associated with the early redemption of a portion of our long-term debt, the refinancing of DP&L’s pollution control bonds at a lower interest rate, and the elimination of the interest penalty on the $470 million 5.125% Series First Mortgage Bonds.  Greater capitalized interest of $4.3 million related to increased pollution control capital expenditures also contributed to the decrease in interest expense.  See Note 7 of Notes to Consolidated Financial Statements.

Charge for Early Redemption of Debt

This cost reflects the $2.1 million premium paid for the early redemption of the 7.83% Notes that were issued to fund the Employee Stock Ownership Plan.

Other Income (Deductions)

Other income (deductions) increased $0.8 million in the second quarter of 2006 compared to the second quarter of 2005 primarily resulting from an IRS refund of $0.7 million related to a prior year penalty.

For the six months ended June 30, 2006, other income (deductions) declined $10.9 million or 97% from 2005 primarily reflecting a $12.3 million gain realized in 2005 from the sale of pollution control emission allowances (there were no such sales in 2006).  This decrease was partially offset by the $0.7 million refund of a prior year IRS penalty and lower revolving credit facility fees incurred by DP&L of $0.4 million.

Income Tax Expense

In the second quarter of 2006 compared to prior year, income taxes increased $1.8 million reflecting higher book income offset in part by a decrease in the effective tax rate on earnings from continuing operations primarily due to the phase-out of the Ohio Franchise Tax and a decrease in the tax reserve.

In the first half of 2006 compared to the first half of 2005, income taxes increased $9.3 million reflecting higher book income offset in part by a decrease in the effective tax rate on earnings from continuing operations related to the phase-out of the Ohio Franchise Tax and a decrease in the tax reserve.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

On July 27, 2005, our Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  During the second quarter of 2006, we repurchased a total of 7.2 million shares at a cost of $193.0 million, including 0.2 million shares purchased in late March that were settled in April 2006 at a cost of $5.9 million.  During the first half of 2006, we repurchased a total of 13.0 million shares at a cost of $348.2 million, including 0.4 million shares at a cost of $10.6 million that were repurchased in December and settled in January 2006.  In late June 2006, 0.4 million shares were purchased and settled in July 2006 at a cost of $11.1 million. These shares are currently held as treasury shares.  These Board-authorized repurchase transactions are expected to be completed in the third quarter of 2006.

	Number of	Dollar
	Treasury	Amount
	Shares Held	($ millions)
Balance at December 31, 2005	36,197,807

January	406,000	$10.6
February	564,000	15.2
March	4,765,700	129.5
April	214,700	5.9
May	2,163,000	57.9
June	4,848,300	129.1
Total repurchased YTD June 30, 2006	12,961,700	$348.2
Options exercised first quarter of 2006	(10,000)
Net activity	12,951,700
Balance at June 30, 2006	49,149,507

The acquisition of treasury shares is accounted for as a reduction of common stock at par value on the consolidated balance sheets and as a reduction of other paid-in capital for the difference between the purchase price and the par value, until the value of other paid-in capital reaches zero; thereafter, the excess of purchase price over par value is recorded as a reduction of retained earnings.  As other paid-in capital increases in the future, any prior impact on retained earnings due to treasury stock acquisitions is offset in other paid-in capital, to the extent other paid-in capital is greater than zero.

Our cash and cash equivalents totaled $249.9 million at June 30, 2006, compared to $595.8 million at December 31, 2005, a decrease of $345.9 million.  In addition, we had no short-term investments available for sale at June 30, 2006 in comparison to $125.8 million at December 31, 2005. The decrease in cash and cash equivalents and short-term investments available for sale was primarily attributed to $200.3 million in capital expenditures, $348.2 million used for the purchase of treasury shares and $59.0 million in dividends paid on common stock, partially offset by $133.4 million in cash generated from operating activities.

During the third quarter of 2005, we began investing in Auction Rate Securities (ARS).  ARS are variable rate state and municipal bonds that trade at par value.  Interest rates on ARS are reset every seven, twenty-eight or thirty-five days through a modified Dutch auction.  We have the option to hold at market, re-bid or sell each ARS on the interest reset date.  Although ARS are issued and rated as long-term bonds, they are priced and traded as short-term securities available for resale because of the market liquidity provided through the interest rate reset mechanism.  Each ARS purchased by us is tax-exempt, AAA rated and insured by a third-party insurance company.   As of June 30, 2006, all of our ARS were sold.

We generated net cash from operating activities of $133.4 million and $122.6 million for the first half of 2006 and 2005, respectively. The net cash provided by operating activities in both years was primarily the result of operating profitability, partially offset by cash used for certain assets and liabilities.  The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes provides us with a reasonably predictable cash flow from utility operations.

Net cash flows used for investing activities were $72.3 million in the first half of 2006 compared to net cash provided by investing activities of $805.8 million in the first half of 2005.  Net cash flows used for investing activities in 2006 were the result of $200.3 million of capital expenditures, partially offset by $128.0 million of net proceeds from sales and purchases of short-term investments and securities.  Net cash flows provided by investing activities for 2005 were the result of $868.4 million of funds provided from discontinued operations and $18.6 million of net proceeds from sales and purchases of short-term investments and securities, partially offset by capital expenditures of $81.2 million.

Net cash flows used for financing activities were $407.0 million in the first half of 2006 compared to $93.3 million in the first half of 2005.  Net cash flows used for financing activities in 2006 were primarily the result of $348.2 million in common stock, repurchases related to our stock buyback program and $59.0 million in dividends paid to common shareholders.  Net cash flows used for financing activities for 2005 were primarily the result of $57.4 million in dividends paid to common shareholders and $45.4 million used for debt retirement, partially offset by $9.6 million received from the exercise of stock options.

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

Capital Requirements

Capital expenditures were $200.3 million and $81.2 million for the first half of 2006 and 2005, respectively, and are expected to approximate an aggregate of $365 million in 2006.  Planned construction additions for 2006 primarily relate to our environmental compliance program, power plant equipment, and our transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, we are projecting to spend an estimated $820 million in capital projects (previously $750 million), approximately 55% of which is to meet changing environmental standards.  Our ability to complete our capital projects and the reliability of future service will be affected by our financial condition, the availability of internal and external funds at reasonable cost, and adequate and timely return on these capital investments.  We expect to finance our construction additions in 2006 with a combination of cash on hand, tax-exempt debt and internally-generated funds.

Debt and Debt Covenants

At June 30, 2006, our scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.5 million for the remainder of 2006, $225.9 million in 2007, $100.7 million in 2008, $175.7 million in 2009 and $0.6 million in 2010.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds and the pollution control series.  Debt maturities in 2006 are expected to be financed with internal funds.  Certain debt agreements contain reporting and financial covenants for which we are in compliance as of June 30, 2006 and expect to be in compliance during the near term.

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

In March 2004, we completed a $175 million private placement of unsecured 8% series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except that we have the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The 8% series Senior Notes were issued pursuant to our indenture dated as of March 1, 2000, and pursuant to authority granted in our Board resolutions dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of our significant subsidiaries and require us and our subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of ours or any of our subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, we were obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.  We failed (1) to have a registration statement declared effective and (2) to complete the exchange offer according to this timeline.  As a result, we had been accruing additional interest at a rate of 0.5% per year for each of these two violations, up to an additional interest rate not to exceed in the aggregate 1.0% per year.  As each violation is cured, the additional interest rate decreases by 0.5% per annum.  Our exchange offer registration statement for these securities was declared effective by the SEC on June 27, 2006.  As a result, on June 27, 2006, we ceased accruing 0.5% of the additional interest.  The other 0.5% of additional interest will cease being accrued on July 31, 2006 when the exchange offer expires and the exchange of registered notes for the unregistered notes is completed.  By completing the exchange, we will reduce the annual interest expense by $1.8 million.

DP&L has a $100 million unsecured revolving credit agreement that is renewable annually and expires on May 30, 2010.  This facility may be increased up to $150 million.  The facility contains one financial covenant:  DP&L total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at June 30, 2006.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect the applicable interest rate for DP&L’s revolving credit agreement.

During the first quarter of 2006, the Ohio Air Quality Development Authority (OAQDA) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the OAQDA’s 2005 volume cap carryforward.  The financing is expected to be used to partially fund the ongoing FGD capital projects.  The PUCO approved our application for this additional financing on July 26, 2006.

On February 17, 2006, DP&L renewed its $10 million Master Letter of Credit Agreement for one year with a financial lending institution.  This agreement supports performance assurance needs in the ordinary course of business.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of June 30, 2006, DP&L had two outstanding letters of credit for a total of $2.2 million.

There are no inter-company debt collateralizations or debt guarantees between us and our subsidiaries.  None of our or DP&L’s debt obligations are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, our senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BBB	A	Stable	April 2006
Moody’s Investors Service	Baa3	A3	Positive	June 2006
Standard & Poor’s Corp. (a)	BB	BBB	Positive	August 2006

(a)    Upgraded on August 1, 2006.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

We enter into various contractual and other long-term obligations that may affect the liquidity of our operations.  At June 30, 2006, these include:

	Payment Year
Contractual Obligations
$ in millions	Total	Less Than 1 Year	2 - 3 Years	4 - 5 Years	More than 5 Years

Long-term debt	$1,674.6	$225.0	$275.0	$—	$1,174.6
Interest payments	1,013.7	103.3	171.2	141.3	597.9
Pension and postretirement payments	254.5	23.0	46.6	47.7	137.2
Capital leases	3.4	1.0	1.5	0.9	—
Operating leases	0.9	0.5	0.4	—	—
Fuel and limestone contracts (a)	646.4	174.4	287.4	97.5	87.1
Other long-term obligations	34.1	12.0	14.8	7.3	—
Total contractual obligations	$3,627.6	$539.2	$796.9	$294.7	$1,996.8

(a)             DP&L operated units

Long-term debt:

Long-term debt as of June 30, 2006, consists of DP&L’s first mortgage bonds and tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.  (See Note 7 of Notes to Consolidated Financial Statements.)

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of June 30, 2006, we had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2016.

Capital leases:

As of June 30, 2006, we had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2006, we had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88 thousand per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Fuel and limestone contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants and a long-term contract to supply limestone for the operation of its FGDs.  Coal contract prices are subject to periodic adjustment, and have features that limit price escalation in any given year.

A new long-term barge agreement was executed for five years beginning September 2006.

Other long-term obligations:

As of June 30, 2006, we had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At June 30, 2006, these include:

Credit facilities:

DP&L has a $100 million, 364-day unsecured credit facility that is renewable annually and expires on May 30, 2010.  At June 30, 2006, there were no borrowings outstanding under this credit agreement.  The facility may be increased up to $150 million.

Guarantee:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2006, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

Other:

We completed the sale of or entered into alternative closing arrangements for all private equity funds in our financial asset portfolio as of June 20, 2005.  We have an obligation to fund any cash calls or other commitments in which the purchaser of the private equity funds defaults with respect to the funds for which we entered into an alternative closing arrangement.  As of June 30, 2006, this obligation is estimated not to exceed $0.3 million.

MARKET RISK

As a result of our operating, investing and financing activities, we are subject to certain market risks, including fluctuations in interest rates and changes in commodity prices for electricity, coal, environmental emissions and gas.  Commodity pricing exposure includes the impacts of weather, market demand, potential coal supplier contract breaches or defaults, increased competition and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analyses to quantify potential impacts of market rate changes on the results of operations.  The sensitivity analyses represent hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 10% of our first half 2006 revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins.  As of June 30, 2006 a hypothetical increase or decrease of 10% in annual wholesale revenues could result in approximately a $9 million increase or decrease to net income, assuming no increases or decreases in fuel and purchased power costs.

Fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total revenues in the first half of 2006 and 2005 were 35% and 36%, respectively.   We have approximately 95% and 83% of the total expected coal volume needed for 2006 and 2007, respectively, under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our 2006 emission allowance (SO2 and NOx) consumption is expected to be similar to 2005.  Our holdings of SO2 and NOx allowances are approximately equal to our expected needs from 2006 through 2010.  There may be exchanges of allowances between future years to balance our 2006-2010 position.  We do not expect to purchase allowances outright for 2006.  The exact consumption of SO2 and NOx allowances will depend on market prices for power and availability of our generating units.  The utilization of SO2 allowances will depend upon actual sulfur content of the coal burned.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Fuel costs are forecasted to increase approximately 7% in 2006 compared to 2005 and are forecasted to be flat in 2007 compared to 2006.  This is primarily due to a delay in planned outage for a co-owner plant from 2006 to 2007. This forecast assumes coal prices will increase approximately 10% in 2006 as compared to 2005 and remain flat in 2007 as compared to 2006.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs.  As of June 30, 2006, a hypothetical increase or decrease of 10% in annual fuel and purchased power costs, excluding RTO services, could result in approximately a $25 million increase or decrease to net income.

The Dayton Power and Light Company (DP&L), has entered into an agreement with Merrill Lynch  Commodities Inc. (MLCI) intended to expand DP&L’s ability to manage its coal portfolio and long-term coal procurement strategy.  DP&L will use MLCI’s analytical, optimization, marketing, and risk control capabilities to enhance its ability to manage its coal portfolio.  MLCI will assist DP&L in the development of its future requirements, management of existing commitments, and the overall management of coal issues.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by interest rate fluctuations.  Our long-term debt represents publicly and privately-held secured and unsecured notes and debentures with fixed interest rates.  At June 30, 2006, we had no short-term borrowings.

The carrying value of our debt was $1,678.0 million at June 30, 2006, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,663.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at June 30, 2006 are as follows:

	Long-term Debt
	Amount
Expected Maturity Date	($ in millions)	Average Rate

2006	$0.5	6.1%
2007	225.9	8.2%
2008	100.7	6.3%
2009	175.7	8.0%
2010	0.6	6.9%
Thereafter	1,174.6	6.0%
Total	$1,678.0	6.6%

Fair Value	$1,663.8

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

The preparation of financial statements, in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; reserves recorded for income tax exposures; litigation; regulatory proceeding and orders; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Refer to our 2005 Annual Report filed on Form 10-K for a complete listing of our critical accounting policies and estimates.

DPL INC.
OPERATING STATISTICS

	Three Ended Months		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Sales (millions of kWh)

Residential	1,039	1,101	2,507	2,636
Commercial	938	966	1,831	1,851
Industrial	1,097	1,097	2,085	2,107
Other retail	351	366	689	697
Other miscellaneous revenues	—	—	—	—
Total retail	3,425	3,530	7,112	7,291

Wholesale	681	577	1,500	1,194

Total sales	4,106	4,107	8,612	8,485

Revenues ($ in thousands)

Residential	$101,464	$100,025	$232,095	$225,957
Commercial	73,000	69,682	144,299	133,292
Industrial	59,687	55,720	117,492	108,580
Other retail	21,627	20,955	42,234	39,711
Other miscellaneous revenues	2,414	2,234	5,393	4,984
Total retail	258,192	248,616	541,513	512,524

Wholesale	30,522	24,698	67,942	49,795

RTO ancillary revenues	17,339	17,450	35,043	32,952

Other revenues, net of fuel costs	2,925	2,580	5,623	5,218

Total revenues	$308,978	$293,344	$650,121	$600,489

Electric customers at end of period	513,965	511,393	513,965	511,393

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Item 4.  Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Part II.  Other Information

Item 1.  Legal Proceedings

In the normal course of business, we have been named a defendant in various legal actions, including arbitrations, class actions and other litigation. Certain of the legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved in other reviews, investigations and proceedings by governmental and self-regulatory organizations regarding our business. Certain of the foregoing could result in adverse judgments, settlements, fines, penalties or other relief.

Because litigation is inherently unpredictable, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, we cannot predict with certainty the loss or range of loss related to such matters, how such matters will be resolved, when they will be ultimately resolved, or what the eventual settlement, fine, penalty or other relief might be. Consequently, we cannot estimate losses or ranges of losses for matters where there is only a reasonable possibility that a loss may have been incurred. Although the ultimate outcome of these matters cannot be ascertained at this time, it is the opinion of management, that the resolution of the foregoing matters will not have a material adverse effect on our financial condition, taken as a whole; such resolution may, however, have a material effect on the operating results in any future period, depending on the level of income for such period.

We have provided reserves for such matters in accordance with SFAS 5, “Accounting for Contingencies.” The ultimate resolution may differ from the amounts reserved.

Certain legal proceedings in which we are involved are discussed in Note 14 to the consolidated financial statements and, Part I, Item 3, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005; and Note 8 to the consolidated financial statements and Part II, Item 1, included in our Form 10-Q for the quarterly period ended March 31, 2006. The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with those earlier reports.

Regarding our litigation with three former executives of the Company, on July 24, 2006, the trial court set a new trial date commencing April 30, 2007.

On June 24, 2004, the Internal Revenue Service (IRS) began an audit of tax years 1998 through 2003 and issued a series of data requests to us including issues raised in the Memorandum.  The staff of the IRS requested that we provide certain documents, including but not limited to, matters concerning executive/director deferred compensation plans, management stock incentive plans and MVE financial statements.  On September 1, 2005, the IRS issued an audit report for tax years 1998 through 2003 that showed proposed changes to our federal income tax liability for each of those years.  The proposed changes resulted in a total tax deficiency, penalties and interest of approximately $23.9 million as of December 31, 2005.  On November 4, 2005, we filed a written protest to one of the proposed changes.  On April 3, 2006, the IRS conceded the proposed changes that we filed a written protest to and issued a revised audit report for tax years 1998 through 2003.  The revised audit report resulted in a total tax deficiency, penalties and interest of approximately $1.2 million.  We had previously made a deposit with the IRS of approximately $1.3 million that we requested on April 14, 2006 be applied to offset the $1.2 million tax deficiency, penalties and interest for tax years 1998 through 2003.  The Joint Committee on Taxation completed its review of the revised audit report for tax years 1998 through 2003 and sent us a letter dated June 16, 2006 stating that it took no exception to the revised audit report.

In November 2005, AMP-Ohio, a wholesale supplier of electricity to its thirteen member municipalities, requested arbitration of its power supply agreement with DP&L.  AMP-Ohio alleged it had a right to receive certain capacity credits.  DP&L disagreed with this position and agreed to arbitrate the dispute.  The arbitration was concluded in May 2006, thus ending any potential negative exposure to our results of operations, cash flows and financial position.

On January 13, 2006, we filed a claim against one of its insurers, AEGIS, under a fiduciary policy to recoup legal fees associated with our litigation against three former executives.  An arbitration of this matter is set to begin on August 4, 2006.  We cannot predict the timing or outcome of this arbitration

Item 1A. Risk Factors

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

Greenhouse gas (GHG) emissions, consisting primarily of carbon dioxide emissions, are presently unregulated.  Numerous bills have been introduced in Congress to regulate GHG emissions, but to date none have passed.  Future regulation of GHG emissions is uncertain. However, such regulation would be expected to impose costs on our operations.  Such costs could include measures as advanced by various constituencies, including a carbon tax; investments in energy efficiency; installation of CO2 emissions control technology, to the extent such technology exists; purchase of emission allowances, should a trading mechanism be developed; or the use of higher-cost, lower CO2 emitting fuels.  We will continue to make prudent investments in energy efficiency that reduces our GHG emissions intensity.

In August of 2006, an electric supply contract with Wright Patterson Air Force Base (WPAFB) is set to expire.  WPAFB represents approximately 1% of our annual revenues.  At this time, WPAFB will revert to the DP&L standard offer rate until such time as they choose to contract with an alternative supplier.  We do not anticipate a material impact on our results of operations if they choose another supplier.

Item 4. Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on April 26, 2006 at which security holders elected three directors nominated for three-year terms expiring 2009.  The results of the voting were as follows:

	FOR	WITHHELD	BROKER NO-VOTE
Paul R. Bishop	102,520,278	1,960,571	—
Ernie Green	102,116,865	2,363,984	—
Lester L. Lyles	67,060,275	37,420,574	—

The other directors whose terms of office continued after the Annual Meeting are Robert D. Biggs, W August Hillenbrand and Ned J. Sifferlen, PhD (each in the Class of 2007) and Barbara S. Graham, Glenn E. Harder and James V. Mahoney (each in the Class of 2008).

Shareholders approved the DPL Inc. 2006 Equity and Performance Incentive Plan under which the Board of Directors may design equity-based compensation plans and make awards pursuant to such plans.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
74,969,667	8,195,524	1,623,690	19,691,967

Shareholders also voted to ratify the selection of KPMG LLP as the Company’s independent auditor for 2006.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
102,317,906	1,206,233	956,708	—

Item 5.  Other Information

On August 1, 2006, the Board of Directors of the Company and DP&L amended the Employment Agreement dated as of May 18, 2006 with James V. Mahoney to extend his employment with the Company and DP&L at the pleasure of the Company and DP&L or until Mr. Mahoney provides fourteen (14) days written notice of his intent to terminate his employment.  Except for the changes noted here, the Employment Agreement dated as of May 18, 2006 remains in full force and effect.

Item 6.  Exhibits

10.1

Employment Agreement with James V. Mahoney, DPL Inc. and The Dayton Power and Light Company, dated as of May 18, 2006 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2006, file #1-9052)

10.2

Letter Agreement between Glenn E. Harder, DPL Inc. and The Dayton Power and Light Company dated as of June 20, 2006 (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2006, file #1-9052)

10.3

Participation Agreement dated as of June 30, 2006 between DPL Inc., The Dayton Power and Light Company and Frederick J. Boyle (Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 3, 2006, File #1-9052)

10.4

Participation Agreement dated as of June 20, 2006 between DPL Inc., Dayton Power and Light Company and John J. Gillen (Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on July 3, 2006, file #1-9052)

10.5	Amendment of Employment Agreement dated as of July 31, 2006 between James V. Mahoney, DPL Inc. and The Dayton Power and Light Company (Filed herewith as Exhibit 10.5)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DPL INC.
(Registrant)

Date:	August 1, 2006	/s/ James V. Mahoney
James V. Mahoney President and Chief Executive Officer (principal executive officer)

	August 1, 2006	/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial officer)

	August 1, 2006	/s/ Frederick J. Boyle
Frederick J. Boyle Controller and Chief Accounting Officer
(principal accounting officer)