Form 10-K
period 2006-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2007-02-22
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-9052	DPL INC.	31-1163136
(An Ohio Corporation)
1065 Woodman Drive
Dayton, Ohio 45432
937-224-6000

1-2385	THE DAYTON POWER AND LIGHT COMPANY	31-0258470
(An Ohio Corporation)
1065 Woodman Drive
Dayton, Ohio 45432
937-224-6000

Each of the following classes or series of securities registered pursuant to Section 12 (b) of the Act is registered on the New York Stock Exchange:

Registrant	Description
DPL Inc.	Common Stock, $0.01 par value and Preferred Share Purchase Rights
The Dayton Power and Light Company	None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if each registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

DPL Inc.	Yes ☒ No ☐
The Dayton Power and Light Company	Yes ☐ No ☒

Indicate by check mark if each registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

DPL Inc	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

DPL Inc.	Yes ☒ No ☐
The Dayton Power and Light Company	Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DPL Inc.	☒
The Dayton Power and Light Company	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer
DPL Inc.	☒	☐	☐
The Dayton Power and Light Company	☐	☐	☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

The aggregate market value of DPL Inc.’s common stock held by non-affiliates of DPL Inc. as of June 30, 2006 was approximately $3.1 billion based on a closing sale price of $26.80 on that date as reported on the New York Stock Exchange.  All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.  As of February 22, 2007, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding
DPL Inc.	Common Stock, $0.01 par value and Preferred Share Purchase Rights	113,101,211
The Dayton Power and Light Company	Common Stock	41,172,173

This combined Form 10-K is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of DPL’s definitive proxy statement for its 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

DPL Inc. and The Dayton Power and Light Company

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2006

PART I

Item 1 — Business

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 86% of DPL’s total consolidated asset base. Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.  Beginning with this report and in the future, DPL Inc. and The Dayton Power and Light Company will file combined SEC reports on an interium and annual basis.

WEBSITE ACCESS TO REPORTS

DPL Inc. and The Dayton Power and Light Company  file current, annual and quarterly reports, proxy statement and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

ORGANIZATION

DPL Inc.  (DPL) is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy, LLC (DPLE, one of DPL’s wholly-owned subsidiaries).  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s other significant subsidiaries (all of which are wholly-owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; MVE, Inc., which was primarily responsible for the management of our financial asset portfolio; and Miami Valley Insurance Company (MVIC), which is our captive insurance company that provides insurance sources to us and our subsidiaries.

DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly-owned and provides financing to DPL, DP&L and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

Under the recently enacted Public Utility Holding Company Act of 2005, the Federal Energy Regulatory Commission (FERC) requires that utility holding companies comply with certain accounting, record retention and filing requirements.  DPL believes it is exempt from these requirements because DP&L’s operations are confined to a single state.  On January 31, 2006, DPL filed a FERC 65B Waiver Notification with the FERC, requesting that the FERC approve DPL’s waiver and avoid FERC regulation.

DPL, DP&L and its subsidiaries employed 1,452 persons as of January 31, 2007, of which 1,203 were full-time employees and 249 were part-time employees.

SIGNIFICANT DEVELOPMENTS

Credit Rating Upgrades

In early 2007 and during 2006, our rating agencies upgraded our corporate credit and debt ratings.  The following table outlines the rating of each company and the date of the upgrade:

	DPL	DP&L	Date
Fitch Ratings	BBB	A	April 2006
Moody’s Investors Service	Baa3	A3	June 2006
Standard & Poor’s Corp.	BBB-	BBB+	February 2007

Peaking Unit Sales

In connection with DPLE’s (subsidiary of DPL) decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL concluded that an impairment charge for the Greenville Station and Darby Station assets was required. During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge to record the write-down of the assets to fair market value and other associated costs related to the sales.

Pollution Control Bonds

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036. In turn, DP&L then borrowed these funds from the OAQDA.  DP&L is using the proceeds from this borrowing to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen and Stuart Generating Stations.

Share Repurchase of DPL’s Common Stock

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program through a series of open market purchases on August 21, 2006.  This resulted in 14.9 million shares being repurchased  at an average price of $26.91 per share and a total cost of $400 million.  These shares are currently held as treasury shares at DPL Inc.

Increase in Dividends on DPL’s Common Stock

On February 1, 2007, DPL’s Board of Directors announced that it had raised the quarterly dividend to $0.26 per share payable March 1, 2007 to common shareholders of record on February 14, 2007.  This increase results in an annualized dividend rate of $1.04 per share, or a 4% increase.

ELECTRIC SALES AND REVENUES

	DPL Inc.			DP&L (a)
	2006	2005	2004	2006	2005	2004
Electric Sales (millions in kWh)
Residential	5,218	5,520	5,140	5,218	5,520	5,140
Commercial	3,835	3,901	3,777	3,835	3,901	3,777
Industrial	4,286	4,332	4,393	4,286	4,332	4,393
Other retail	1,428	1,437	1,407	1,428	1,437	1,407
Total Retail	14,767	15,190	14,717	14,767	15,190	14,717

Wholesale	3,651	2,716	3,748	3,651	2,716	3,748

Total	18,418	17,906	18,465	18,418	17,906	18,465

Operating Revenues ($ in thousands)
Residential	$490,514	$478,226	$449,411	$490,514	$478,226	$449,411
Commercial	300,908	276,157	267,831	278,082	247,912	239,952
Industrial	240,450	220,453	223,335	130,119	126,506	128,059
Other retail	88,307	81,716	80,370	88,203	81,877	80,623
Other miscellaneous revenues	11,174	10,069	15,863	11,215	10,317	15,914
Total Retail	1,131,353	1,066,621	1,036,810	998,133	944,838	913,959

Wholesale	174,114	133,283	135,219	309,885	257,632	260,341

RTO ancillary revenues	77,231	74,419	17,905	77,231	74,419	17,905

Other revenues, net of fuel costs	10,821	10,586	10,054	—	—	—

Total	$1,393,519	$1,284,909	$1,199,988	$1,385,249	$1,276,889	$1,192,205

Electric Customers at End of Period
Residential	457,054	456,146	453,653	457,054	456,146	453,653
Commercial	49,284	48,853	48,172	49,284	48,853	48,172
Industrial	1,822	1,837	1,851	1,822	1,837	1,851
Other	6,349	6,304	6,337	6,349	6,304	6,337

Total	514,509	513,140	510,013	514,509	513,140	510,013

(a)             DP&L sells power to DPLER (a subsidiary of DPL). These sales are classified as wholesale on DP&L’s financial statements and retail sales for DPL. The kWh volumes contain all volumes distributed on the DP&L system which include the retail sales by DPLER. The sales for resale volumes are omitted to avoid duplicate reporting.

ELECTRIC OPERATIONS AND FUEL SUPPLY

	2006 Summer Generating Capacity

(Amounts in MWs)	Coal Fired	Peaking Units		Total

DPL	2,860	1,549	(a)	4,409

DP&L	2,860	435		3,295

(a)          Amounts include 630 MW of peaking capacity relating to the Darby and Greenville stations that DPL entered into agreements to sell during the fourth quarter of 2006.

DPL’s present summer generating capacity, including Peaking Units, is approximately 4,409 MW.  Of this capacity, approximately 2,860 MW or 65% is derived from coal-fired steam generating stations and the balance of approximately 1,549 MW or 35% consists of combustion turbine and diesel peaking units.

DP&L’s present summer generating capacity, including Peaking Units, is approximately 3,295 MW.  Of this capacity, approximately 2,860 MW or 87% is derived from coal-fired steam generating stations and the balance of approximately 435 MW or 13% consists of combustion turbine and diesel peaking units.

Combustion turbine output is dependent on ambient conditions and is higher in the winter than in the summer.  Our all-time net peak load was 3,243 MW, occurring July 25, 2005.

Approximately 87% of the existing steam generating capacity is provided by certain units owned as tenants in common with (Duke Energy) The Cincinnati Gas & Electric Company (CG&E) or its subsidiary, Union Heat, Light & Power, and (AEP) Columbus Southern Power Company (CSP).  As tenants in common, each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output, and has a capital and operating cost responsibility proportionate to its ownership share.  DP&L’s remaining steam generating capacity (approximately 365 MW) is derived from a generating station owned solely by DP&L.  Additionally, DP&L, CG&E and CSP own as tenants in common, 884 circuit miles of 345,000-volt transmission lines.  DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2006, we generated 99% of our electric output from coal-fired units and 1% from oil and natural gas-fired units.

The following table sets forth DP&L’s and DPLE’s generating stations and, where indicated, those stations which DP&L owns as tenants in common.

				Approximate Summer
				MW Rating
Station	Ownership*	Operating Company	Location	DPL Portion	Total
Coal Units
Hutchings	W	DP&L	Miamisburg, OH	365	365
Killen	C	DP&L	Wrightsville, OH	412	615
Stuart	C	DP&L	Aberdeen, OH	836	2,388
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300

Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	23	23
Yankee Street	W	DP&L	Centerville, OH	107	107
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1-3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10
Greenville Units 1-4 (a)	W	DPLE	Greenville, OH	192	192
Darby Station Units 1-6 (a)	W	DPLE	Darby, OH	438	438
Montpelier Units 1-4	W	DPLE	Montpelier, IN	192	192
Tait Units 4-7	W	DPLE	Moraine, OH	292	292
Total approximate summer generating capacity				4,409	9,024

*W = Wholly-Owned

C = Commonly-Owned

(a)          Amounts include 630 MW of peaking capacity relating to the Darby and Greenville stations that DPL entered into agreements to sell during the fourth quarter of 2006.

We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2007 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.   Our sulfur dioxide (SO2) allowance consumption will be reduced in 2007 due to installation of emission control equipment at a portion of the Companies’ generation facilities.  We do not expect to purchase SO2 allowances for 2007.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generating units, the timing of FGD (flu gas desulfurization) completion and the actual sulfur content of the coal burned.  We do not plan to purchase any nitrogen oxide (NOx) allowances for 2007.

The average cost of fuel used per kilowatt-hour (kWh) was as follows:

	Average Cost of Fuel Used (¢/kWh)

	2006	2005	2004

DPL	2.00	1.93	1.56

DP&L	1.94	1.84	1.53

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

RATE REGULATION AND GOVERNMENT LEGISLATION

DP&L’s sales to retail customers are subject to rate regulation by the Public Utilities Commission of Ohio (PUCO).  DP&L’s transmission and wholesale electric rates to municipal corporations, rural electric co-operatives and other distributors of electric energy are subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act.

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

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL.  The legislation extends the PUCO’s supervisory powers to a holding company system’s general condition and capitalization, among other matters, to the extent that they relate to the costs associated with the provision of public utility service.  Based on existing PUCO and FERC authorization, regulatory assets and liabilities are recorded on the Consolidated Balance Sheets.  See Note 3 of Notes to Consolidated Financial Statements.

COMPETITION AND REGULATION

Ohio Retail Rates

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.  DP&L continues to have the exclusive right to provide delivery service in its state certified territory.  The PUCO maintains jurisdiction over DP&L’s delivery of electricity, the standard offer supply service that customers receive if they do not choose an alternative retail electricity supplier, and over other rates and charges associated with the market development period that began January 2001.

In 2003, the PUCO approved a Stipulation executed by DP&L and other parties that extended the market development period through the end of 2005, and included provisions that generation rates may be modified as of January 1, 2006, by up to 11% of generation rates to reflect increased costs associated with fuel, environmental compliance, taxes, regulatory changes, and security measures.  In 2006, the Ohio Supreme Court affirmed the PUCO’s Order approving the Stipulation.

On April 4, 2005, DP&L filed a request at the PUCO to implement a new rate stabilization surcharge effective January 1, 2006 to recover cost increases associated with environmental capital, related operations and maintenance costs and fuel expenses.  On November 3, 2005, DP&L entered into a settlement agreement that extended DP&L’s rate stabilization period through December 31, 2010.  During this time, DP&L will continue to provide retail electric service at fixed rates with the ability to recover increased fuel and environmental costs through surcharges and riders.  Specifically, the agreement provides for:

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

•                  An increase to the residential generation discount from January 1, 2006 through December 31, 2008, which is expected to result in a revenue decrease of approximately $7 million per year for three years, based on 2004 sales.  The residential discount is accounted for in the $65 million net revenue stated above will expire on December 31, 2008.

On December 28, 2005, the PUCO adopted the settlement with certain modifications (RSS Stipulation).  The PUCO ruled that the environmental rider will be bypassable by all customers who take service from alternate generation suppliers.  Thus, future additional revenues are dependent upon actual sales and levels of customer switching.  Applications for rehearing were denied and the case was appealed to the Ohio Supreme Court by the Ohio Consumers’ Counsel on April 21, 2006.  The Company cannot predict whether the Ohio Supreme Court will affirm the PUCO’s approval of the RSS Stipulation, affirm it in part subject to modifications, or reject it.  An oral argument has been set for April 17, 2007.

Consistent with the RSS Stipulation approved by the PUCO and prior orders, DP&L made a tariff filing to implement the environmental investment rider beginning January 1, 2007, which was approved by the PUCO in November 2006.

In 2005, DP&L made a tariff filing to recover previously deferred costs associated with administrative fees charged to DP&L under PJM’s FERC-approved tariffs.  In January 2006, the PUCO approved the recovery, effective February 1, 2006, which should result in approximately $8.5 million in additional revenue per year for three years and $6.0 million per year thereafter.

In March 2006, the PUCO approved the recovery of costs and carrying costs associated with billing system changes made to permit DP&L to provide billing services to Competitive Retail Electric Service (CRES) providers.  These costs had previously been deferred for later recovery under a settlement approved in 2004.  In separate orders issued in September and December 2006, the Ohio Supreme Court affirmed the PUCO orders approving the settlement and approving the recovery of costs.  This will result in approximately $7 million in additional annual revenue beginning March 2006 through 2010.

On September 1, 2005, DP&L requested the PUCO authority to recover distribution costs associated with storm restoration efforts for ice storms that took place in December 2004 and January 2005.  In February 2006, DP&L

filed updated schedules in support of its application.  On July 12, 2006, the PUCO approved DP&L’s filing, allowing the Company to recover approximately $8.6 million in additional revenues over a two-year period.  See Note 3 of Notes to Consolidated Financial Statements.

Ohio Competitive Considerations and Proceedings

As of December 31, 2006, four unaffiliated marketers were registered as CRES providers in DP&L’s service territory.  While there has been some customer switching to date, it represents less than 0.15 percent of sales in 2006. DPLER, an affiliated company, is also a registered CRES provider and accounted for 99.8% of the total kWh supplied by CRES providers within DP&L’s service territory in 2006.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

DP&L agreed to implement a Voluntary Enrollment Program (VEP) that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class.  The 20% threshold has never been reached.  In both 2005 and 2006, customers who elected to participate in the program were grouped together and collectively bid out to CRES providers.  No bids were received in either year resulting in zero customer switching under the program.  DP&L is required to execute the same process again in 2007.  Future period effects cannot be determined at this time.

In August of 2006, an electric supply contract with Wright Patterson Air Force Base (WPAFB) expired.  WPAFB is DP&L’s single largest retail customer and represents approximately 1% of its annual revenues.  In November 2006, WPAFB signed a long-term agreement to allow DPLER to supply competitive generation service to WPAFB through 2010.

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

Other State Regulatory Proceedings

On August 28, 2006, the Staff of the PUCO issued a report relating to compliance with the Federal Energy Policy of 2005.  In that report the Staff makes recommendations to the Commission to implement new rules and procedures relating to net metering, customer generator interconnection, stand by power, time-of-use rates, and renewable energy portfolio standards.  DP&L, among others, filed comments on September 18, 2006, and reply comments on October 2, 2006.  If adopted by the Commission, the Staff’s recommendations may result in new regulatory requirements for Ohio investor owned utilities related to renewable energy standards, fuel sources, automated meter infrastructure and time differentiated rate options for customers.  DP&L cannot predict the outcome of this proceeding nor the potential cost that may be associated with any new regulations that may be adopted.

Federal Matters

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

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a Regional Transmission Organization (RTO).  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.  The role of the RTO is to administer an electric marketplace and ensure reliability of the transmission grid.  PJM ensures the reliability of the high-voltage electric power system serving 51 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the FERC.  As discussed above in connection with the recovery of such costs in retail rates, these include significant administrative charges.  Additionally, PJM’s role in administering the regional transmission grid and planning regional transmission expansion improvements results in periodic proposals by PJM and other stakeholder members of PJM to the FERC to allocate and charge costs associated with the transmission system to various entities operating within PJM including DP&L.  DP&L and other interested parties have the right to intervene and offer counter-proposals.  The FERC is currently considering how to allocate costs associated with new planned transmission facilities.  None of these costs were allocated to DP&L under PJM’s original filing in the case, but other parties have proposed modified allocation methods that could result in allocations to DP&L.  The FERC is also considering the justness and reasonableness of PJM’s transmission rate design for existing facilities.  DP&L, along with ten other transmission owners, filed in support of PJM’s existing rate design, but other participants have proposed rate designs that would shift significant costs to DP&L.  Due to complexity of the issues and the number of competing proposals under consideration, DP&L cannot determine what effect the final outcome of this proceeding may have on its costs or the extent to which it may be able to recover such costs.

As a member of PJM, the value of DPL’s generation capacity will be affected by changes in the PJM capacity construct.  The new construct introduces a new Reliability Pricing Model (RPM) that will change the way generation capacity is priced and planned for by PJM.  In September 2006, DP&L, along with most of the parties relating to the case, entered into a settlement agreement that generally retains the RPM concept as proposed by PJM, with certain modifications.  The settlement was approved by the FERC on December 21, 2006.  The economic effects of the new capacity market will vary depending on present and projected market conditions.

In connection with DP&L and other utilities joining PJM, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as Seams Elimination Charge Adjustment (SECA), effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  Several parties have sought rehearing of the FERC orders, which are still pending.  The hearing was held in May 2006 and an initial decision was issued on August 10, 2006 that, if upheld by the Commission, would reduce the amount of SECA charges DP&L and other parties are permitted to recover.  DP&L, among others, have taken exception to the initial decision.  A final Commission order on this issue is still pending.  We have entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the Commission’s decision to affirm, modify or reject the initial decision.  DP&L management believes that appropriate reserves have been established in the event that SECA collections not resolved by settlement are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time. However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on DP&L’s results of operations.

On August 8, 2005, the Energy Policy Act of 2005 (the 2005 Act) was enacted.  This new law encompasses several areas including, but not limited to:  electric reliability, repeal of the Public Utility Holding Company Act of 1935, promotion of energy infrastructure, preservation of a diverse fuel supply for electricity generation and energy efficiency.  Also in response to the Energy Policy Act of 2005, the FERC issued a Notice of Proposed Rulemaking to amend its regulations to incorporate the criteria any entity must satisfy to qualify to be an Electric Reliability Organization (ERO) that will propose and enforce reliability standards subject to FERC approval.  The proposed rule also included related matters on delegating ERO authority, the creation of advisory bodies and reporting requirements.  In October 2006, the FERC also approved new mandatory reliability standards to be effective mid-2007, with requirements applying to certain assets and activities of DP&L and DPL.  The new regulations include potential penalties for failure to comply with these standards.  DPL is currently assessing the compliance plans in place to comply with similar, but voluntary, reliability standards administered by the North American Electric Reliability Council and believes that it will be in full compliance with the new mandatory standards when they become effective.

DP&L provides transmission and wholesale electric service to twelve municipal customers in its service territory, which in turn distribute electricity principally within their incorporated limits.  DP&L also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its own energy requirements.   Approximately 1% of total electricity sales in 2006 represented sales to these municipalities.

ENVIRONMENTAL CONSIDERATIONS

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time. DPL, through its captive insurance subsidiary, MVIC, has an actuarial calculated reserve for environmental matters.   We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

DP&L’s coal-fired units are subject to the acid rain provisions of the Clean Air Act and the NOx and Ozone Transport rule.   All of the SO2 and NOx emissions data submitted to the United States Environmental Protection Agency (USEPA) pursuant to these provisions for 2005 and the first quarter 2006 were recorded and reported in compliance with USEPA regulations.  Subsequently DP&L detected a malfunction with its emission monitoring system at one of its generation stations and ultimately determined its SO2 and NOx emissions data were under reported.  DP&L has petitioned the USEPA to accept an alternative methodology for calculating actual emissions for 2005 and the first quarter 2006.  DP&L has sufficient allowances in its general account to cover the understatement and is working with the USEPA to resolve the matter.  Management does not believe the ultimate resolution of this matter will have a material impact on operating results or financial position.

Environmental Regulation and Litigation Related to Air Quality

Regulation Proceedings — Air

In 1990 the federal government amended the Clean Air Act (CAA) to further regulate air pollution.  Under the law, the USEPA sets limits on how much of a pollutant can be in the air anywhere in the United States.  The CAA allows individual states to have stronger pollution controls, but states are not allowed to have weaker pollution controls than those set for the whole country. The CAA has a material effect on our operations and such effects are detailed below with respect to certain programs under the CAA.

On October 27, 2003, the USEPA published final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules.  As a result of the stay, the Ohio Environmental Protection Agency (Ohio EPA) delayed its previously announced intent to adopt the RMRR rule.  On October 20, 2005, USEPA proposed to revise the emissions test for existing electric generating units.  At this time, we are unable to determine the impact of the ERP appeal or the outcome of the proposed emissions test.

In a regulation proceeding relating to the same issue pending before the U.S. Supreme Court in the Duke Energy case, discussed below, the USEPA issued a proposed rule in October 2005 concerning the test for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.  The proposed rule seeks comments on two different hourly emissions test options as well as the USEPA’s current method of measuring previous actual emission levels to projected actual emission levels after the modification.  A third option that tests emissions increase based upon emissions per unit of energy output is also available for comment.  We cannot predict the outcome of this rulemaking or its impact on current environmental litigation.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap SO2 and NOx emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed as the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005 and were published on May 12, 2005.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR and initiated reconsideration on one issue.  Although we cannot predict the outcome of the reconsideration proceedings, the petitions or the pending litigation, CAIR has had and will have a material effect on our operations.  Phase I of CAIR incentivizes the installation of flue gas desulfurization (FGD) equipment and continual operation of the currently installed Selective Catalytic Reduction equipment.  As a result, DP&L is proceeding with the installation of FGD equipment at various generating units.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxics from coal-fired and oil-fired utility plants.  The final Clean Air Mercury Rule (CAMR) was signed March 15, 2005 and was published on May 18, 2005.  The final rules will have a material effect on our operations.  We anticipate that the FGD equipment being installed to meet the requirements of CAIR may be adequate to meet the Phase I requirements of CAMR effective January 1, 2010.  We expect that additional controls will be needed to meet the Phase II requirements of CAMR that go into effect January 1, 2018.  On March 29, 2005, nine states sued USEPA, opposing the regulatory approach taken by USEPA.  On March 31, 2005, various groups requested that USEPA stay implementation of CAMR.  On August 4, 2005, the United States Court of Appeals for the District of Columbia denied the motion for stay.  USEPA is expected to initiate reconsideration proceedings on one or more issues.  We cannot predict the outcome of the reconsideration proceedings or pending litigation.

Under the CAIR and CAMR cap and trade programs for SO2, NOx and mercury, we estimate we will spend more than $225 million from 2007 through 2009 to install the necessary pollution controls.  If CAMR litigation results in plant specific mercury controls, our costs may be higher.  Due to the ongoing uncertainties associated with the litigation of the CAMR, we cannot project the final costs at this time.

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone non-attainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone non-attainment designations.  DP&L owns and/or operates a number of facilities in counties designated as non-attainment with the ozone national ambient air quality standard.  DP&L does not know at this time what future regulations may be imposed on its facilities and will closely monitor the regulatory process.  Ohio EPA will have until April 15, 2007 to develop regulations to attain and maintain compliance with the eight-hour ozone national ambient air quality standard.  Numerous parties have filed petitions for review.  DP&L cannot predict the outcome of USEPA’s reconsideration petitions.

On January 5, 2005, the USEPA published its final non-attainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered USEPA to decide on all petitions for reconsideration by January 20, 2006.  On January 20, 2006, USEPA denied the petitions for reconsideration.  The Ohio EPA will have three years to develop regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard.  DP&L cannot determine the outcome of the petition for review or the effect such Ohio EPA regulations will have on its operations.

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

Sierra Club Litigation

Pending before the U.S. Supreme Court is a proceeding, Environmental Defense v. Duke Energy (Duke Energy) that does not involve the Company as a party but may have a significant effect on the outcome of litigation described below that involves allegations of violations of the CAA.  A key issue in that litigation that may be dispositive with respect to other pending cases is what test to apply for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.   In general terms, the dispute is whether to measure pre- and post-modification emissions based on the rate of emissions per hour of operation or based on total emissions over time.  The latter test, if applied, could trigger NSR requirements for equipment replacements that result in a plant running more often because it is more economical or dependable, even if the emissions rate per hour of operation does not change.  A ruling is expected in the first or second quarter of 2007.  The Company cannot predict the outcome of the Duke Energy case.  Moreover, in each of the cases identified below, there may be case-specific facts and allegations that may cause a judge to find that the U.S. Supreme Court’s ruling is based on different facts and allegations and is therefore not controlling in the case before the judge.

In September 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA, including issues that may be decided by the Supreme Court in the Duke Energy case and other issues relating to alleged violations of opacity limitations.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports are scheduled to be filed at various times from May through September, 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

Litigation Involving Co-Owned Plants

In March 2000, as amended in June 2004, the United States Department of Justice filed a complaint in an Indiana federal court against Cinergy Corporation (now part of Duke Energy) and two subsidiaries for alleged violations of the CAA at various generation units operated by PSI Energy, Inc. and CG&E, including generation units co-owned by DP&L (Beckjord 6 and Miami Fort 7).  In August 2006, the Seventh Circuit upheld the district court’s 2005 ruling that an increase in annual emissions could trigger the permitting requirements of the CAA even if there were no increase in hourly emissions per hour of operations.

In November 2004, the State of New York and seven other states filed suit against the American Electric Power Corporation (AEP) and various subsidiaries, alleging various CAA violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by CG&E, DP&L and Columbus Southern Power (CSP)).  AEP, on behalf of all co-owners, is leading the defense of this matter.  During 2006, a number of procedural and discovery-related disputes were resolved by the Southern District Court of Ohio.  Discovery is ongoing.

In July 2004 and November 2004, various residents of the Village of Moscow, Ohio notified CG&E, as the operator of Zimmer (co-owned by CG&E, DP&L and CSP), of their intent to sue for alleged violations of the CAA and air pollution nuisances.  CG&E, on behalf of all co-owners, is leading the defense of this matter.  One lawsuit was dismissed on procedural grounds.  Several counts of the remaining suit have been dismissed because they were based on activity outside the statute of limitations.

In June 2000, the USEPA issued a Notice of Violation (NOV) to DP&L operated Stuart Generating Station (co-owned by DP&L, CG&E and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may (1) issue an order requiring compliance with the requirements of the Ohio State Implementation Plan (SIP) or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.

In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by CG&E (Beckjord 6) and CSP (Conesville 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004 the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007 remanding several aspects of the rule to USEPA for reconsideration.  We are undertaking studies at two facilities but cannot predict the impact such studies may have on future operations or the outcome of the remanded rulemaking.

In May 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit for J.M. Stuart Station that continued the station’s 316(a) variance which exempts DP&L from having to meet the temperature Standards in the Ohio River.  During the three-year term of the permit, DP&L conducted a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.  We cannot predict the impact of this issue on future operations.

Environmental Regulation and Litigation Related to Land Use and Solid Waste Disposal

DP&L has been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at a site pursuant to state and federal laws.

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be PRPs for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with USEPA to conduct the RI/FS. Although the information available to DP&L does not demonstrate that it contributed hazardous substances to the site, DP&L will seek from USEPA a de minimis settlement at the site.  Should USEPA pursue a civil action, DP&L will vigorously challenge it.  In December 2003, DP&L and other parties received a special notice that the USEPA considers us to be PRPs for the clean-up of hazardous substances at the Tremont City landfill site.  Information available to DP&L does not demonstrate that it contributed hazardous substances to the site.

In August 2006, Ohio EPA issued draft rules for interested party comment related to the disposal of industrial waste.  DP&L, through the Ohio Electric Utility Institute submitted comments on the draft rules.  We cannot predict the impact of the draft rules on future operations.

CONSTRUCTION ADDITIONS

	Actual			Projected
$ in millions	2006	2005	2004	2007	2008	2009

DPL Inc.	$352	$180	$98	$310	$165	$130

DP&L	$349	$178	$93	$310	$165	$130

DPL’s construction additions were $352 million, $180 million and $98 million in 2006, 2005 and 2004, respectively, and are expected to approximate $310 million in 2007.

DP&L’s construction additions were $349 million, $178 million and $93 million in 2006, 2005 and 2004, respectively, and are expected to approximate $310 million in 2007.  Planned construction additions for 2007 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, DPL, through its subsidiary DP&L, is projecting to spend an estimated $605 million in capital projects, approximately 40% of which is to meet changing environmental standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions in 2007 with a combination of cash on hand, short-term financing, tax-exempt debt and cash flows from operations.

Item 1a — Risk Factors

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

The electric industry in Ohio is partially deregulated

Before 2001, electric utilities provided electric generation, transmission and distribution services as a single product to retail customers at prices set by the PUCO.  In 1999, Ohio enacted legislation, effective January 1, 2001, that partially deregulated utility service, making retail generation service a competitive service.  Customers may choose to take generation service from CRES providers that register with the PUCO but are otherwise unregulated.  In connection with this deregulation of the electric industry in Ohio, electric utilities have had to restructure their service and their rates to accommodate competition.

Many of the requirements of the Ohio deregulation law were premised on the assumption that the wholesale generation market and, in turn, the retail generation market, would fully develop by the end of 2005, and that the price for generation for even those customers who choose to continue to purchase the service from the regulated utility would be set purely by the market.  That did not occur.  As a result, the Commission and the utilities, including DP&L, have worked out plans to provide market-based pricing for generation service, but also to stabilize those rates for several years.  What DP&L may propose and what the PUCO will approve in the future regarding pricing and cost recovery will depend on the degree to which the wholesale and retail electric generation markets have developed.

Moreover, the uncertainty of the future of the wholesale and retail markets could cause the Ohio General Assembly to revisit the issue of competition and customer choice.

Switching by DP&L’s customers to unaffiliated CRES providers could occur in the future, despite insignificant activity to date.

Although retail generation service has been a competitive service since January 1, 2001, the competitive generation market has not developed in DP&L’s service territory to any significant degree.  The following are factors that could result in increased switching by customers to CRES providers in the future:

•                  Voluntary Enrollment Program

As part of a settlement in a PUCO proceeding, DP&L initiated, in November 2004, a VEP to encourage customers to change electric suppliers.  Although the VEP did not result in a significant increase in the number of customers switching to CRES providers in 2005 or 2006, the VEP will be initiated again in 2007 and could produce different results.

•                  DP&L’s Standard Service Offer

The RSS Stipulation discussed above, permits customers that take service from a CRES provider to bypass the environmental investment rider (EIR).  Because this charge increases each year, the price that a CRES provider can offer to save customers money changes each year.  Depending on the development of the wholesale market and the level of wholesale prices, CRES providers could become more active in DP&L’s service territory.

•                  CRES Supplier Initiatives

Customers can elect to take generation service from a CRES provider offering services to customers in DP&L’s service territory.  As of December 31, 2006, five CRES providers have been certified by the PUCO to provide generation service to DP&L customers.  One of those five, DPL Energy Resources, Inc. (DPLER), is an affiliate of DP&L.  Although DPLER supplied 99.8% of the total kWh consumed by customers served by CRES providers in DP&L’s service territory in 2006, at the end of 2006 there was a slight increase in unaffiliated CRES provider activity.  There has been zero residential customer switching to date.  Depending on the development of the wholesale market and the level of wholesale prices, CRES providers could become more active in DP&L’s service territory and may begin to offer prices lower than DP&L’s standard offer.  This could result in more switching by DP&L’s customers and a further loss of revenues by DP&L.

•                  Governmental Aggregation Programs

Another way in which DP&L could experience customer switching is through “governmental aggregation.”  Under this program, municipalities may contract with a CRES provider to provide generation service to the customers located within the municipal boundaries.  Several communities in DP&L’s service territory have passed ordinances allowing them to become government aggregators.  Although none has yet implemented an aggregation program, that too, could change provided CRES providers offer prices below DP&L’s standard offer.

DP&L has agreed to provide service at pre-determined rates through December 31, 2010, which limits its ability to pass through its costs to customers.

DP&L has provided service at rates governed by the PUCO-approved transition, market development, and rate stabilization plans.  Those rates have included a statutorily-required 5% rate reduction in the generation component of its residential rates, a further 2.5% reduction to the residential generation rate through 2008, fixed generation rates through December 31, 2010, and frozen distribution rates through December 31, 2008.  The protection afforded by retail fuel clause recovery mechanisms was eliminated effective January 1, 2001 by the implementation of customer choice in Ohio.  Likewise, through the RSS Stipulation, DP&L extended its commitment to maintain pre-determined rates for generation through December 31, 2010, and in exchange is permitted to charge two new rate riders to offset increases in fuel and environmental costs.   Beginning January 1, 2006 a new Rate Stabilization Surcharge was implemented that recovered approximately $65 million additional revenue in 2006, net of customer discounts and considering less than a full twelve months recovery due to the timing of the PUCO order.  The new environmental investment rider could result in approximately $35 million additional revenue in 2007, net of customer discounts and assuming insignificant levels of customer switching.  The PUCO ruled this rider will be bypassable by all customers who take service from alternative generation suppliers.  Accordingly, the rates DP&L is allowed to charge may or may not match its expenses at any given time.  Therefore, during this period (or possibly earlier by order of the PUCO), while DP&L will be subject to prevailing market prices for electricity, it would not necessarily be able to charge rates that produce timely or full recovery of its expenses.  DP&L has historically maintained its rates at consistent levels since 1994, when the final phase of DP&L’s last traditional rate case was implemented.  However, as DP&L operates under its PUCO-approved RSS Stipulation, there can be no assurance that DP&L would be able to timely or fully recover unanticipated levels of expenses, including but not limited to those relating to fuel, coal and purchased power, compliance with environmental regulation, reliability initiatives, and capital expenditures for the maintenance or repair of its plants or other properties.  Furthermore, the RSS Stipulation is currently subject to an appeal to the Ohio Supreme Court, the result of which cannot be determined.

There are uncertainties relating to the operation and continued development of Regional Transmission Organizations (RTOs).  DP&L has turned over operational control of its high voltage transmission functions to PJM and much of its generation is subject to dispatch by PJM and is therefore subject to PJM’s market rules.

On October 1, 2004, in compliance with Ohio law, DP&L turned over control of its transmission functions and fully integrated into PJM.  The price at which DP&L can sell its generation capacity and energy is now more dependent upon the overall operation of the PJM market.  While DP&L can continue to make bi-lateral transactions to sell its generation through a willing-buyer and willing-seller relationship, any transactions that are not pre-arranged are subject to market conditions at PJM.  The rules governing the various regional power markets also change from time to time which could affect DP&L’s cost and revenues.  DP&L incurs fees and costs to participate in the Regional Transmission Organization (RTO).  We may be limited with respect to the price at which power may be sold from certain generating units, and we may be required to expand our transmission system according to decisions made by the RTO rather than our internal planning process.  While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place at FERC may cause transmission rates to change from time to time.  In addition, developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights may have a financial impact on DP&L.  Likewise, in December 2006, FERC approved PJM’s new Reliability Pricing Model (RPM).  RPM will be effective in mid-2007, and will provide forward and locational pricing for generation capacity.  The financial impact of RPM on DP&L will depend on a variety of factors, including the market behavior of various participants, and as such is unknown at this time.  Because the RTO market rules are continuing to evolve, we cannot fully assess the impact that these power markets or other ongoing RTO developments may have on DPL.

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

DP&L is a co-owner in certain generation facilities where it is a non-operating partner.  DP&L does not procure the fuel for these facilities.  Partner operated facilities do not always have realized coal costs that are equal to our co-owners’ projections.

Greenhouse Gas Emissions

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

Flue Gas Desulfurization Project

We are currently constructing flue gas desulfurization (FGD) facilities at five units located at our J. M. Stuart and Killen Electric Generating Stations.  Construction of the FGD facilities at each unit is scheduled to be completed in phases commencing mid-year 2007 through 2009.  We are also co-owners of electric generating stations operated by other investor-owned utilities, who are in various stages of constructing FGD facilities at these stations.  Significant construction delays could adversely affect our ability to operate or may substantially increase our cost to operate these electric generating stations under federal environmental laws and regulations that become effective in 2010.  For those electric generating stations where we are co-owners but do not operate, significant construction delays may substantially increase our pro rata share of the cost to operate those facilities beginning in 2010.

PJM Infrastructure Risks

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

Our stock price may fluctuate

The market price of DPL’s common stock has fluctuated over a wide range.  In addition, the stock market in recent years has experienced significant price and volume variations that have often been unrelated to our operating performance.  Over the past three years, the market price of our common stock has fluctuated with a low of $17.21 and a high of $28.72.  The market price of our common stock may continue to fluctuate in the future and may be affected adversely by factors such as actual or anticipated changes in our operating results, acquisition activity, changes in financial estimates by securities analysts, general market conditions, rumors and other factors.

The following are additional factors, including, but not limited to, regulation and competition, economic conditions, reliance on third parties, operating results fluctuations, regulatory uncertainties and litigation, warrant exercise,  internal controls and environmental compliance, that may affect our future results.

Regulation and Competition

We operate in a rapidly changing industry with evolving industry standards and regulations.  In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies and procedures that set rates; changes in tax laws, tax rates, and environmental laws and regulations; changes in DP&L’s ability to recover expenditures for environmental compliance, fuel and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases could affect our results of operations and financial condition.  Changes in our customer base, including municipal customer aggregation, could lead to the entrance of competitors in our marketplace, affecting our results of operations and financial condition.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase our operational and monitoring costs affecting our results of operations and financial condition.

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, credit, liquidity, volatility, capacity, transmission and interest rates can have a significant effect on our operations and the operations of our retail, industrial and commercial customers.

During the past few years, the merchant energy industry in many parts of the United States has suffered from oversupply of merchant generation and a decline in trading and marketing activity.  As a result of these market conditions, we continue to evaluate the carrying values of certain long-lived generation assets.

Reliance on Third Parties

We rely on many suppliers for the purchase and delivery of inventory, including coal and equipment components, to operate our energy production, transmission and distribution functions.  Unanticipated changes in our purchasing processes, delays and supplier availability may affect our business and operating results.  In addition, we rely on others to provide professional services, such as, but not limited to, actuarial calculations, internal audit services, payroll processing and various consulting services.

Operating Results Fluctuations

Future operating results are subject to fluctuations based on a variety of factors, including but not limited to: unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; changes in fuel and purchased power costs, emissions allowance costs, or availability constraints; environmental compliance; and electric transmission system constraints.

Regulatory Uncertainties and Litigation

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, and taxation, which are rapidly changing and subject to additional changes in the future.  As further described in Item 3-“Legal Proceedings,” we are also currently involved in various pieces of litigation in which the outcome is uncertain.  Compliance with these rapid changes may substantially increase costs to our organization and could affect our future operating results.

Warrant Exercise

DPL’s warrant holders could exercise their 31,560,000 warrants at their discretion until March 12, 2012.  As a result, DPL could be required to issue up to 31,560,000 common shares in exchange for the receipt of the exercise price of $21.00 per share or pursuant to a cashless exercise process.  The exercise of all warrants would have a dilutive effect on us and would increase the number of common shares outstanding and increase our common share of dividend costs, affecting any existing guidance on EPS and affect our cash flows.

Internal Controls

Our internal controls, accounting policies and practices, and internal information systems are designed to enable us to capture and process transactions in a timely and accurate manner in compliance with generally accepted accounting principles (GAAP) in the United States of America, laws and regulations, taxation requirements, and federal securities laws and regulations.  We implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002.  Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors to ensure continued compliance with Section 404 of the Act.  While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to improprieties and undetected errors that could impact our financial condition, cash flows or results of operations.

Environmental Compliance

Our facilities (both wholly-owned and co-owned with others) are subject to continuing federal and state environmental laws and regulations.  We believe that we currently comply with all existing federal and state environmental laws and regulations.  We own a non-controlling, minority interest in several generating stations operated by The Cincinnati Gas & Electric Company (CG&E) or its affiliate, Union Heat, Light & Power, and Columbus Southern Power Company (CSP).  Either or both of these parties are likely to take steps to ensure that these stations remain in compliance with applicable environmental laws and regulations.  As a non-controlling owner in these generating stations, we will be responsible for our pro rata share of these expenditures based upon our ownership interest.

Climate Change

Recently we have seen a growing interest in considering legislation or regulation in response to greenhouse gases generated by numerous sources, vehicles, manufacturing and the electric utility industry.  Although, DPL, DP&L and its subsidiaries have operated facilities in compliance with state and federal environmental laws and regulations and is currently engaged in significant capital improvements of five units at the Stuart and Killen Generating Stations for the reduction of SO2, Congress could approve legislation that in the long term may impact operations of the units we and our partners manage or increase the cost for us to do so.

Employees

Many of our employees are under a collective bargaining agreement. If we are unable to negotiate future collective bargaining agreements, we could experience work stoppages which may affect its business and operating results.

Item 1b — Unresolved Staff Comments

None

Item 2 — Properties

Electric

Information relating to our properties is contained in Item 1 — CONSTRUCTION ADDITIONS, and ELECTRIC OPERATIONS AND FUEL SUPPLY, and Note 10 of Notes to Consolidated Financial Statements.

Substantially all property and plant of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated as of October 1, 1935 with the Bank of New York, as Trustee (Mortgage).

Item 3 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2006, cannot be reasonably determined.

Former Executive Litigation

On August 24, 2004, DPL, and its subsidiaries DP&L and MVE, filed a Complaint (and subsequently, amended complaints) against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar (the Defendants) in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements, including MVE incentives, with the Defendants, and the propriety of the distributions from the plans to the Defendants, and alleging that the Defendants breached their fiduciary duties and breached their consulting and employment contracts.  DPL, DP&L and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by the Defendants from the plans and a court order declaring that DPL, DP&L and MVE have no further obligations under the consulting and employment contracts due to those breaches.

The Defendants have filed their answers (and subsequently, amended answers) denying liability and filed counterclaims (and subsequently, amended counterclaims) against DPL, DP&L, MVE, various compensation plans (the Plans), and current and former employees and current and former members of our Board of Directors.  These counterclaims, as amended, allege generally that DPL, DP&L, MVE, the Plans and the individual defendants breached the terms of the employment and consulting contracts of the Defendants and the terms of the Plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and the Plans.  Defendants’ counterclaims also demand payment of attorneys’ fees.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  DPL, DP&L and MVE are not defendants in that case; however, DPL, DP&L and MVE are parties to an indemnification agreement with respect to the purchaser defendants.  On August 18, 2005, the Ohio court issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit that are identical to the issues raised in the pending Ohio lawsuit in the New York court or any other forum other than the Ohio litigation.  In addition, the New York court has stayed the New York litigation pending the outcome of the Ohio litigation.  Mr. Forster and Ms. Muhlenkamp have appealed the preliminary injunction and the appeal is pending at the Ohio Supreme Court.

The trial commencement date for this case is set for April 30, 2007.

Cumulatively through December 31, 2006, we have accrued for accounting purposes, obligations of approximately $56 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  We dispute Defendants’ entitlement to any of those sums and any other sums the Defendants assert are due to them and, as noted above, we are pursuing litigation against them contesting all such claims.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Memorandum (see Note 17 of the Notes to the Consolidated Financial Statements).  Although the SEC has not taken any significant action in furtherance of their investigation during 2006, we stand ready to cooperate with their investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified us that it has initiated an inquiry involving the subject matters covered by our internal investigation.   Although the U.S. Attorney’s office and the FBI have not taken any significant action in furtherance of their investigation during 2006, we stand ready to cooperate with their investigation.

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

Insurance Recovery Claim

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

State Income Tax Audit

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

Labor Relations Unasserted Claim

In September 2006, we became aware of an unasserted claim under the Fair Labor Standards Act concerning the calculation of overtime rates for our unionized workforce.  By agreement of Local #175 and DP&L, we jointly submitted the claim to a neutral third party who ruled in favor of DP&L’s position.  As a result of this decision, Local #175 has decided not to pursue any claim against DP&L.

Environmental

Pending before the U.S. Supreme Court is a proceeding, Environmental Defense v. Duke Energy (Duke Energy) that does not involve DP&L as a party but may have a significant effect on the outcome of litigation described below that involves allegations of violations of the CAA.  A key issue in that litigation that may be dispositive with respect to other pending cases is what test to apply for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.   In general terms, the dispute is whether to measure pre- and post-modification emissions based on the rate of emissions per hour of operation or based on total emissions over time.  The latter test, if applied, could trigger NSR requirements for equipment replacements that result in a plant running more often because it is more economical or dependable, even if the emissions rate per hour of operation does not change.  A ruling is expected in the first or second quarter of 2007.  DP&L cannot predict the outcome of the Duke Energy case.  Moreover, in each of the cases identified below, there may be case-specific facts and allegations that may cause a judge to find that the U.S. Supreme Court’s ruling is based on different facts and allegations and is therefore not controlling in the case before the judge.

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA, including issues that may be decided by the Supreme Court in the Duke Energy case and other issues relating to alleged violations of opacity limitations.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports are scheduled to be filed at various times from May through September, 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

Additional information relating to legal proceedings involving DPL and DP&L is contained in Item 1 — ENVIRONMENTAL CONSIDERATIONS, Item 1 — COMPETITION AND REGULATION, and Item 8 — Note 15 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5 - Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2006, there were 24,434 holders of record of DPL common equity, excluding individual participants in security position listings. The following table presents the high and low per share sales prices for DPL common stock as reported by the New York Stock Exchange for each quarter of 2006 and 2005:

	2006		2005
	High	Low	High	Low
First Quarter	$27.58	$25.11	$26.77	$24.27
Second Quarter	$27.82	$26.25	$27.67	$24.08
Third Quarter	$27.93	$26.74	$28.12	$26.70
Fourth Quarter	$28.72	$27.16	$28.01	$24.55

DP&L’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

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

On February 1, 2006, our Board of Directors authorized a 4% dividend increase on DPL’s common stock, raising the annual dividend on common shares from $0.96 per share to $1.00 per share.  These dividends were paid in each quarter of 2006.

On February 1, 2007, our Board of Directors authorized a 4% dividend increase on DPL’s common stock, raising the annual dividend on common shares from $1.00 per share to $1.04 per share.  These dividends will be paid each quarter during 2007.

Additional information concerning dividends paid on DPL common stock is set forth under Selected Quarterly Information in Item 8 — Financial Statements and Supplementary Data.

Information regarding our equity compensation plans as of December 31, 2006, is disclosed in Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates such information by reference to our proxy statement for the 2007 Annual Meeting of Shareholders.

Item 6 - Selected Financial Data

	For years ended December 31,
($ in millions except per share amounts or as indicated)	2006	2005	2004	2003	2002
DPL Inc.
Basic earnings (loss) per share of common stock:
Continuing operations (d)	$1.12	$1.03	$1.01	$0.96	$1.48
Discontinued operations	$0.12	$0.44	$0.80	$0.14	$(0.72)
Cumulative effect of accounting change (a)	$—	$(0.03)	$—	$0.14	$—
Total basic earnings per common share	$1.24	$1.44	$1.81	$1.24	$0.76

Diluted earnings (loss) per share of common stock:
Continuing operations (d)	$1.03	$0.97	$1.00	$0.94	$1.42
Discontinued operations	$0.12	$0.41	$0.78	$0.14	$(0.69)
Cumulative effect of accounting change (a)	$—	$(0.03)	$—	$0.14	$—
Total dilutive earnings per common share	$1.15	$1.35	$1.78	$1.22	$0.73

Dividends paid per share	$1.00	$0.96	$0.96	$0.94	$0.94
Dividends payout ratio	80.7%	66.7%	53.0%	75.8%	123.7%

Total Electric sales (millions of kWh)	18,418	17,906	18,465	19,345	19,247

Results of Operations:
Revenues	$1,393.5	$1,284.9	$1,199.9	$1,191.0	$1,186.4
Earnings from continuing operations, net of tax (d)	$125.6	$124.7	$121.5	$114.9	$177.6
Earnings (loss) from discontinued operations, net of tax	$14.0	$52.9	$95.8	$16.6	$(86.5)
Cumulative effect of accounting change, net of tax	$—	$(3.2)	$—	$17.0	$—
Net Income	$139.6	$174.4	$217.3	$148.5	$91.1

Financial Position items at December 31, :
Total Assets	$3,612.2	$3,791.7	$4,165.5	$4,444.7	$4,277.7
Long-term Debt (b)	$1,551.8	$1,677.1	$2,117.3	$1,954.7	$2,142.3
Trust preferred securities (b)	$—	$—	$—	$—	$292.6
Total construction additions	$351.6	$179.7	$98.0	$102.2	$165.9

Senior unsecured debt ratings at December 31, : (c)
Fitch Ratings	BBB	BBB-	BB	BBB	BBB
Moody’s Investors Service	Baa3	Ba1	Ba3	Ba1	Baa2
Standard & Poor’s Corporation	BB	BB-	B+	BB-	BBB-

Number of Shareholders - Common Stock	24,434	26,601	28,079	30,366	31,856

The Dayton Power and Light Company

Total Electric sales (millions of kWh)	18,418	17,906	18,465	19,345	19,247

Results of Operations:
Revenues	$1,385.2	$1,276.9	$1,192.2	$1,183.4	$1,175.8
Earnings on Common Stock (d)	$241.6	$210.9	$208.1	$238.5	$244.7

Financial Position items at December 31, :
Total Assets	$3,090.3	$2,738.6	$2,641.4	$2,660.1	$2,757.3
Long-term Debt (b)	$785.2	$685.9	$686.6	$687.3	$665.5

Senior secured debt ratings at December 31, : (c)
Fitch Ratings	A	A-	BBB	A	A
Moody’s Investors Service	A3	Baa1	Baa3	Baa1	A2
Standard & Poor’s Corporation	BBB	BBB-	BBB-	BBB-	BBB

Number of Shareholders - Preferred Stock	290	329	357	402	426

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

(b)       Excludes current maturities of long-term debt.  Upon adoption of FASB Interpretation Number 46R “Consolidation of Variable Interest Entities (Revised December 2003) an interpretation of ARB No. 51” at December 31, 2003, DPL deconsolidated the DPL Capital Trust II.

(c)        During 2006, our rating agencies upgraded our corporate credit and debt ratings.  In February 2007, S&P upgraded the corporate credit rating and debt rating from BB to BBB- for DPL and from BBB to BBB+ for DP&L.

(d)       In the fourth quarter of 2006, DPL entered into agreements to sell two of its peaking facilities resulting in a $44.2 million ($71 million pre-tax) impairment charge.  During 2006, DPL recorded a $37.3 million ($61.2 million pre-tax) charge for early redemption of debt.  DP&L recorded a $2.5 million ($4.1 million pre-tax) charge for early redemption of debt.

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

The following discussion should be read in conjunction with the accompanying financials and related footnotes included in Item 8 — Financial Statements and Supplementary Data.

BUSINESS OVERVIEW

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L). DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 86% of DPL’s total consolidated asset base. Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings. Beginning with this report and in the future, DPL Inc. and The Dayton Power and Light Company will file combined SEC reports on an interium and annual basis.

DPL is a regional electric energy and utility company and through its principal subsidiary, DP&L, is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio. DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations. More specifically, DPL and DP&L’s strategy is to match energy supply with load, or customer demand, maximizing profits while effectively managing exposure to movements in energy and fuel prices and utilizing the transmission and distribution assets that transfer electricity at the most efficient cost while maintaining the highest level of customer service and reliability.

We operate and manage generation assets and are exposed to a number of risks through this management. These risks include but are not limited to electricity wholesale price risk, fuel supply and price risk and power plant performance.  We attempt to manage these risks through various means. For instance, we operate a portfolio of wholly owned and jointly owned generation assets that is diversified as to fuel source, cost structure and operating characteristics.  We are focused on the operating efficiency of these power plants and maintaining their availability.

We operate and manage transmission and distribution assets in a rate-regulated environment. Accordingly, this subjects us to regulatory risk in terms of the costs that they may recover and the investment returns that they may collect in customer rates. We are focused on delivering electricity and to maintain high standards of customer service and reliability in a cost-effective manner.

We operate in a regulated and deregulated environment. The electric utility industry has historically operated in a regulated environment. However, in recent years, there have been a number of federal and state regulatory and legislative decisions aimed at promoting competition and providing customer choice. Market participants have therefore created new business models to exploit opportunities. The marketplace is now comprised of independent power producers, energy marketers and traders, energy merchants, transmission and distribution providers and retail energy suppliers. There have also been new market entrants and activity among the traditional participants, such as mergers, acquisitions, asset sales and spin-offs of lines of business. In addition, transmission systems are being operated by Regional Transmission Organizations (RTOs).

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities were required to join an RTO. DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO in October 2004. As an RTO, PJM’s role is to administer an electric marketplace and ensure the reliability of the high-voltage electric power system serving 51 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid; administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

2006 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were the significant themes and events for 2006:

•                  DPL’s revenues increased 8% over 2005 resulting from the rate stabilization surcharge and other regulated asset recovery riders improving gross margin and profitability.  DPL’s fuel, purchased power costs, and operation and maintenance increased over 2005 by 4%, 19% and 21%, respectively.  DPL’s cash flow from operations of $308.7 million was in line with the cash flow from operations of $314.7 million in 2005.

•                  DP&L’s revenues increased 8% over 2005 resulting from the rate stabilization surcharge and other regulated asset recovery riders improving gross margin and profitability.   DP&L’s fuel, purchased power costs, and operation and maintenance increased over 2005 by 5%, 17% and 17%, respectively. DP&L’s cash flow from operations of $365.7 million was in line with the cash flow from operations of $366.8 million in 2005.

•                  In connection with DPLE’s decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL concluded that an impairment charge for the Greenville Station and Darby Station assets was required. During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge to record the fair market write-down of the assets and other associated costs related to the sale.

•                  On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036. In turn, DP&L then borrowed these funds from the OAQDA. DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen and Stuart Generating Stations.

•                  On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions. DPL completed this share repurchase program on August 21, 2006. These Board-authorized repurchase transactions resulted in 14.9 million shares being repurchased, or 11.7% of the outstanding stock at December 31, 2005 at an average price of $26.91 per share. These shares are currently held as treasury shares at DPL.

RESULTS OF OPERATIONS — DPL Inc.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary The Dayton Power and Light Company (DP&L) and all of DP&L’s consolidated subsidiaries. DP&L provides approximately 99% of the total revenues of DPL. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Financial Highlights - DPL

$ in millions	2006	2005	2004

Revenues:
Retail	$1,131.4	$1,066.6	$1,036.8
Wholesale	174.1	133.3	135.1
RTO ancillary	77.2	74.4	17.9
Other revenues, net of fuel costs	10.8	10.6	10.1
Total Revenues	$1,393.5	$1,284.9	$1,199.9

Less: Fuel	349.1	336.9	263.1
Purchased power (a)	159.0	133.3	113.1
Gross margins (b)	$885.4	$814.7	$823.7

Gross margins as a percentage of revenues	63.5%	63.4%	68.6%

Operating Income	$281.0	$339.1	$336.5

Earnings per share:
Continuing Operations	$1.12	$1.03	$1.01
Discontinued Operations	0.12	0.44	0.80
Cumulative effect of accounting change	—	(0.03)	—
Net Income	$1.24	$1.44	$1.81

(a)              Purchased power includes ancillary charges from PJM of $49.4 million, $48.5 million and $12.3 million for 2006, 2005 and 2004 respectively.

(b)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. - 2006 Compared to 2005

For the year ended December 31, 2006, basic earnings per share of $1.24 decreased $0.20 from the same period in 2005. The decline was primarily due to a $0.32 per share decrease in Earnings from Discontinued Operations reflecting lower investment income and lower gains on the sale of investments. Most of the investments were sold during 2005. Basic earnings per share for Earnings from Continuing Operations were $0.09 higher in 2006 compared to 2005. This increase is the result of higher revenues relating to the impact of the rate stabilization plan and lower interest expense, partially offset by a $71.0 million impairment charge for the peaking units, higher fuel and purchased power costs and higher operation and maintenance expenses.

DPL Inc. - 2005 Compared to 2004

For the year ended December 31, 2005, basic earnings per share of $1.44 decreased $0.37 from the same period in 2004. The decline was primarily due to a $0.36 per share decrease in Earnings from Discontinued Operations reflecting lower investment income, partially offset by the gain on the sale of investments (In February 2005, DPL agreed to sell its respective interests in forty-six private equity funds). Basic earnings per share for Earnings from Continuing Operations were $0.02 higher in 2005 compared to 2004. This increase is the result of higher revenues relating to higher retail sales volume and ancillary revenues associated with the participation in PJM. Also contributing to this increase were lower operation and maintenance expenses driven by lower corporate costs, higher investment income and lower interest expense related to debt refinancing in 2004. These increases were partially offset by higher fuel and purchased power costs and a $61.2 million charge for the early redemption of debt.

For 2005, basic earnings per share includes a $0.03 after-tax charge related to the cumulative effect of a change in accounting for asset retirement obligations at certain power generating stations.

DPL Inc. — Revenues

For the year ended December 31, 2006, revenues increased $108.6 million, or 8% to $1,393.5 from $1,284.9 for the same period in the prior year. This increase was primarily the result of higher average retail rates and higher wholesale sales volume, partially offset by lower retail sales volume and lower average rates for wholesale revenues. Retail revenues increased $64.8 million primarily resulting from an increase in average rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders resulting in a $93.0 million price variance, partially offset by lower retail sales volume resulting in a $29.4 million volume variance. Sales volume declined 3% in 2006 from 2005 due to milder weather which resulted in lower heating and cooling degree days. Heating degree days declined 11% and cooling degree days declined 20%. Wholesale revenue increased $40.8 million primarily related to a 34% increase in sales volume (935 GWh) resulting in a $45.8 million volume variance, partially offset by a decrease in wholesale average rates resulting in a $5.0 million price variance. For 2006, the RTO ancillary revenues increased $2.8 million or 4% to $77.2 million from $74.4 million in 2005. RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.

For the year ended December 31, 2005, revenues of $1,284.9 million increased $85 million, or 7% from $1,199.9 million for the same period in 2004. This increase was primarily the result of increased retail sales volume, higher average rates for wholesale revenues, and ancillary revenues associated with participation in PJM that was partially offset by lower wholesale sales volume. Retail revenues increased $29.8 million, primarily resulting from increased sales volume of $32.8 million and $2.8 million in higher average rates, partially offset by $5.8 million in lower miscellaneous retail revenues reflecting transmission services provided in 2004 that are now provided through PJM. Residential customers comprised the bulk of the increase in sales volume reflecting greater weather extremes experienced in 2005 compared to 2004 as cooling degree days were up 39% to 1,075 in 2005 compared to 771 in 2004 and heating degree days were up 4% to 5,702 in 2005 compared to 5,500 in 2004. Wholesale revenue decreased $1.8 million, primarily related to a $37.2 million decline in sales volume that was nearly offset by a $35.4 million increase related to higher average market rates. For 2005, ancillary revenues from RTOs were $74.4 million compared to $17.9 million for 2004, as we did not participate in PJM until October 2004.

DPL Inc. - Margins, Fuel and Purchased Power

For 2006, gross margin of $885.4 million increased $70.7 million, or 9%, from $814.7 million in 2005. As a percentage of total revenues, gross margin remained flat in 2006 at 63.5% compared to 63.4% in 2005. This result reflects the favorable impact of the rate stabilization plan on revenues offsetting the increasing fuel and purchase power costs. In prior years, rising fuel and purchase power costs had eroded gross margin. Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $12.2 million, or 4%, in 2006 compared to the same period in 2005 primarily due to increased fuel prices. Purchased power increased $25.7 million, or 19% in 2006 compared to the same period in 2005 primarily resulting from increased charges of $30.8 million relating to higher purchased power volume and an increase of $0.9 million in RTO ancillary costs. These increases were partially offset by lower average market rates reducing purchased power costs by $6.0 million. The increase in purchase power volume resulted from our decision to purchase power at lower average market rates instead of running our higher cost generating facilities. In addition, from time to time, we purchased power when our generating facilities were not available due to scheduled maintenance and forced outages.

For 2005, gross margin of $814.7 million decreased by $9.0 million from $823.7 million for 2004. As a percentage of total revenues, gross margin decreased by 5.2 percentage points to 63.4% from 68.6%. This decline is primarily the result of increased fuel and purchased power costs, partially offset by an increase in revenues, principally from RTO ancillary revenues and higher average wholesale rates. Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $73.8 million or 28% for 2005 compared to the same period in 2004 primarily resulting from higher average fuel prices of $64.1 million as well as increased generation of $9.7 million. Purchased power costs increased by $20.2 million for 2005 compared to 2004 primarily resulting from increased charges of $36.2 million associated with operating in PJM (we did not participate in PJM until October 2004) and $28.2 million related to higher average market prices, partially offset by $44.2 million related to lower purchased power volume.

DPL Inc. - Operation and Maintenance

$ in millions	2006 vs. 2005
Legal costs	$13.5
Power production costs	10.4
RTO administrative fees	5.5
Low-Income Assistance Program	5.1
Lump sum bonus and retirement payments	3.7
Line clearance	2.7
Mark-to-market adjustments and forfeitures of restricted stock units (RSUs)	2.6
Long-term incentive compensation	2.1
Pension and benefits	1.0
Directors’ and Officers’ liability insurance	(3.2)
Sarbanes-Oxley compliance fees	(1.1)
Other, net	4.1
Total operation and maintenance expense	$46.4

For 2006, operation and maintenance expense increased $46.4 million or 21% compared to 2005 year primarily resulting from a $13.5 million increase in legal fees primarily related to the litigation with former executives; a $10.4 million increase in power production costs consisting of $4.1 million of coal brokering credits received in 2005 that were not received in 2006 and increased operating and maintenance expenses of $3.1 million which related to cost of removal and peaker engine repairs; $5.5 million in PJM administrative fees, including $2.5 million deferred in 2005 by PUCO authority (rate relief was granted in February 2006); $5.1 million increase in the low-income assistance program costs; $3.7 million of lump sum bonus and retirement payments to former executives (not related to our ongoing litigation with the three former executives); $2.7 million of line clearance; a $2.6 million increase in mark-to-market adjustments and forfeitures of restricted stock units; $2.1 million in long-term incentive compensation relating to performance and restricted shares compensation; and a $1.0 million increase in pension and benefits expenses.  These increases were partially offset by a $3.2 million decrease in Directors’ and Officers’ liability insurance premiums and a $1.1 million decrease in Sarbanes-Oxley compliance fees.

$ in millions	2005 vs 2004
Directors’ & Officers’ liability insurance	$(8.3)
Legal and special investigations	(5.8)
Executive and management compensation	(5.8)
Sarbanes-Oxley compliance and external/internal audit fees	(3.5)
Low-Income Assistance Program	(2.3)
Pension and benefits	(0.7)
Electric production, transmission and distribution costs	4.5
Other, net	3.8
Total operation and maintenance expense	$(18.1)

For 2005, operation and maintenance expense decreased $18.1 million or 8% compared to 2004 as a result of lower corporate costs that were partially offset by increased electric production, transmission and distribution expenses. Corporate costs declined from the prior year primarily resulting from a decrease of $8.3 million in Directors’ and Officers’ liability insurance premiums; approximately $5.8 million related to the decreased level of activity regarding various internal and governmental investigations as well as the securities litigation; $5.8 million in lower executive and management compensation costs; $3.5 million in reduced Sarbanes-Oxley 404 compliance costs and external/internal audit fees; $2.3 million in decreased Low Income Assistance Program costs; and $0.7 million of lower benefits costs (a decrease of $2.8 million for a 2004 adjustment in disability reserves was nearly offset by an increase in pension costs of $2.1 million). These decreases were partially offset by a $4.5 million increase in electric production, transmission, and distribution costs, primarily related to generation operations costs for lime used for pollution control and electric production boiler maintenance costs as well as higher costs related to electric distribution operation and maintenance.

DPL Inc. — Impairment of Peaking Stations

In connection with DPLE’s decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL concluded that an impairment charge for the Greenville Station and Darby Station assets was required.  Greenville Station consists of four natural gas peaking units with a net book value of approximately $66 million. Darby Station consists of six natural gas peaking units with a net book value of approximately $156 million. DPLE plans to sell the Greenville and Darby Station assets for $49 million and $102 million, respectively. These sales are expected to take place during the first half of 2007.

During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge to record the fair market write-down of the assets and other associated costs related to the sale. These assets are now held for sale and are no longer being depreciated. There was no such activity in 2005. See Note 14 of the Notes to the Consolidated Financial Statements.

DPL Inc. — Depreciation and Amortization

For 2006, depreciation and amortization expense increased $4.5 million from 2005 relating to completed projects in both the distribution and production areas increasing our overall plant base.

Depreciation and amortization expense was $3.2 million higher in 2005 as compared to 2004 primarily as a result of completed projects in the distribution area (including new services, line transformers, poles, station equipment and overhead and underground conductor) and in the production area (mainly due to the SCRs for Stuart, Killen and Zimmer) that were put into service in the second quarter of 2004.

DPL Inc. - Amortization of Regulatory Assets

For 2006, amortization of regulatory assets increased $5.6 million to $7.6 million compared to the same period in 2005. The increase in amortization of regulatory assets reflects $2.6 million for the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; $1.3 million for the amortization of PJM administrative fees deferred for the period October 2004 through January 2006; $1.2 million for the amortization of incremental 2004/2005 severe storm costs; $0.3 million for the amortization of costs incurred to integrate DP&L into the PJM system; and $0.2 million for the amortization of the Rate Stabilization Surcharge rate case expenses.

For 2005, amortization of regulatory assets increased $1.3 million to $2.0 million compared to the same period in 2004 primarily resulting from PJM start-up costs amortization of $1.1 million and PJM integration costs amortization of $0.2 million reflecting DP&L’s entrance into the PJM market on October 1, 2004.

DPL Inc. - Investment Income

For 2006, investment income decreased $33.1 million to $17.8 million from $50.9 million for the same period in 2005. This decrease was primarily the result of a $23.4 million decrease in gains on public and income investments realized in 2005, a $4.6 million in foreign currency translation gains realized in 2005 for the liquidation of investments denominated in Euros, and a $4.8 million decrease in interest income resulting from lower cash balances in 2006 compared to 2005.

For 2005, investment income increased by $43.0 million compared to 2004 primarily resulting from a net gain on the disposal of public equity and income investments of $23.5 million and from $18.5 million in interest income, principally from new short-term investments relating to a cash surplus from the sale of the private equity portfolio.

DPL Inc. - Interest Expense

For 2006, interest expense decreased $35.5 million, or 26%, compared to the same period in 2005 resulting from the debt reduction that occurred in 2004 and 2005 and a higher capitalized interest of $10.9 million in 2006 compared to 2005 associated with our major construction projects.

For 2005, interest expense decreased $22.5 million, or 14%, compared to 2004 due to the debt reduction of $462.6 million and a full year impact of the $500 million debt retirement completed in 2004 (partially financed with a $175 million note).

DPL Inc. - Charge for Early Redemption of Debt

In 2005, DPL recorded $61.2 million in charges resulting from premiums paid for the early redemption of debt, including write-offs of unamortized debt expense and debt discounts.

DPL Inc. - Other Income (deductions)

For 2006, other income (deductions) was $14.7 million less than the same period in 2005 primarily due to gains of $12.3 million realized in 2005 from the sale of pollution control emission allowances. There were no sales of pollution control emission allowances during 2006.

For 2005, other income was $9.7 million greater than 2004 primarily reflecting $3.5 million of additional gains realized in 2005 over 2004 resulting from sales of pollution control emission allowances; $1.6 million of lower fees resulting from the 2004 cancellation and replacement of DP&L’s revolving credit facility and our term loan termination and $1.5 million from the 2004 write-off of the remaining term loan debt expense resulting from our term loan termination.

DPL Inc. - Income Tax Expense

For 2006, income taxes from continuing operations decreased $10.1 million, or 13%, compared to 2005 due to a decrease in pre-tax book income, a decrease in the effective tax rate primarily reflecting the phase-out of the Ohio Franchise Tax and adjustments recorded in 2005 and 2006 to true-up book tax expense to the tax return.

For 2005, income tax expense from continuing operations increased $13.4 million compared to 2004 resulting from higher income, increased accrual for open tax years and lower state tax coal credits.

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

DPL Inc. - Discontinued Operations, Net of Tax

On February 13, 2005, our subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.   Sales proceeds and any related gains or losses were recognized as the sale of each fund closed. Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund. During 2005, MVE and MVIC completed the sale of their interests in forty-three and a portion of one of those private equity funds resulting in a $46.6 million pre-tax gain ($53.1 million less $6.5 million professional fees) from discontinued operations and provided approximately $796 million in net proceeds, including approximately $52 million in net distributions from funds while held for sale. As part of this pre-tax gain, DPL realized $30 million that was previously recorded as an unrealized gain as part of other comprehensive income.

During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time. Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of another fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests. The terms of the alternative arrangements do not meet the criteria for recording a sale. We are obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005,

LLC is obligated to provide funds to us to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds. The alternative arrangements resulted in a deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and in 2005 provided approximately $72 million in net proceeds on these funds.   DPL recorded an impairment loss of $5.6 million in the second quarter of 2005 to write down assets transferred pursuant to the alternative arrangements to estimated fair value. Ownership of these funds transfer after the general partners of each of the separate funds consent to the transfer.

On March 31, 2006, MVE completed the sale of the remaining portion of one private equity fund, for which MVE had previously entered into an alternative closing arrangement resulting in the recognition of $13.2 million of the deferred gain. On August 31, 2006, MVE completed the sale of a portion of one of the two remaining private equity funds, resulting in recognition of $5.7 million of the deferred gain. The sale of the residual portion of this private equity fund will be completed during the first quarter of 2007, resulting in the recognition of approximately $8.2 million of the deferred gain. The transfer of the remaining fund is expected to be completed in 2008.

	For the years ended
	December 31,
$ in millions	2006	2005	2004

Earnings from discontinued operations:
Investment income	$—	$41.3	$178.5
Investment expenses	(1.3)	(9.5)	(23.6)
Income from discontinued operations	(1.3)	31.8	154.9

Gain realized from sale	18.9	53.1	—
Broker fees and other expenses	—	(6.5)	—
Loss recorded	—	(5.6)	—
Net gain on sale	18.9	41.0	—

Earnings before income taxes	17.6	72.8	154.9
Income tax expense	(3.6)	(19.9)	(59.1)
Earnings from discontinued operations, net	$14.0	$52.9	$95.8

Cash Flow:
Net proceeds from sale of portfolio	$—	$744.2	$—
Net proceeds from transfer	—	72.3	—
Net distributions from funds	—	51.9	203.9
Total cash flow from discontinued operations	$—	$868.4	$203.9

There was no investment income from discontinued operations during 2006, however there was $1.3 million of legal costs associated with the ongoing litigation (see Note 11 of Notes to Consolidated Financial Statements). Income from discontinued operations (pre-tax) for the year ended December 31, 2005 of $31.8 million is comprised of $41.3 million of investment income less $9.5 million of associated management fees and other expenses.

For the year ended December 31, 2006, we recognized $18.9 million of the deferred gain from the sale of the remaining private equity funds described above. For the year ended December 31, 2005, we recognized a $46.6 million pre-tax gain ($53.1 million less $6.5 million of professional fees), recorded a $5.6 million impairment loss, deferred gains of $27.1 million on transferred funds from discontinued operations, and provided approximately $868 million in net proceeds, including approximately $52 million in net distributions from funds held for sale. We will continue to incur minor amounts of fees in the near term.

DPL Inc. - Cumulative Effect of Accounting Change, Net of Tax

In 2005, the cumulative effect of an accounting change resulted in a charge of $3.2 million related to the adoption of the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47).  (See Note 1 of Notes to Consolidated Financial Statements.)

RESULTS OF OPERATIONS — The Dayton Power and Light Company (DP&L)

Income Statement Highlights — DP&L

$ in millions	2006	2005	2004

Revenues:
Retail	$998.1	$944.9	$914.0
Wholesale	309.9	257.6	260.3
RTO ancillary	77.2	74.4	17.9
Total Revenues	$1,385.2	$1,276.9	$1,192.2

Less: Fuel	335.2	317.9	257.0
Purchased power (a)	171.9	147.1	116.4
Gross margins (b)	$878.1	$811.9	$818.8

Gross margins as a percentage of revenues	63.4%	63.6%	68.7%

Operating Income	$402.5	$382.6	$369.4

(a)                   Purchased power includes ancillary charges from PJM of $49.4 million, $48.5 million and $12.3 million for 2006, 2005 and 2004  respectively.

(b)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L — Revenues

For 2006, revenues increased 8% to $1,385.2 million compared to $1,276.9 million in 2005, reflecting an increase of $108.3 million.  This increase was primarily the result of higher average rates for retail sales, greater wholesale sales volume and increased ancillary revenues associated with participation in a RTO.  These increases were partially offset by lower retail sales volume and lower average rates for wholesale sales.  Retail revenues increased $53.2 million, primarily resulting from a $78.3 million increase relating to higher average rates and increased miscellaneous revenues of $0.9 million, partially offset by decreased sales volume of $26.0 million resulting from milder weather experienced in 2006 compared to 2005.  The higher average rates were primarily the result of the rate stabilization plan surcharge, and regulated asset recovery riders implemented throughout 2006.  Wholesale revenues increased $52.3 million, primarily related to a $88.6 million increase in sales volume, partially offset by a $36.3 million decrease in average market rates.  During 2006, RTO ancillary revenues increased $2.8 million to $77.2 million from $74.4 million in 2005.  Heating degree days were down 11% to 5,076 in 2006 compared to 5,702 in 2005.  In addition, cooling degree days were down 20% to 855 in 2006 compared to 1,075 in 2005.

For 2005, revenues increased 7% to $1,276.9 million compared to $1,192.2 million in 2004, reflecting an increase of $84.7 million.  This increase was primarily the result of increased retail sales volume, higher average rates for wholesale and retail revenues, and ancillary revenues associated with participation in PJM that was partially offset by lower wholesale sales volume.  Retail revenues increased $30.9 million, primarily resulting from increased sales volume of $28.9 million and $7.6 million in higher average rates, partially offset by $5.6 million in lower miscellaneous retail revenues reflecting transmission services provided in 2004 that are now provided through PJM.  Residential customers comprised the bulk of the increase in sales volume reflecting greater weather extremes experienced in 2005 compared to 2004 as cooling degree days were up 39% to 1,075 in 2005 compared to 771 in 2004 and heating degree days were up 4% to 5,702 in 2005 compared to 5,500 in 2004.  Wholesale revenue decreased $2.7 million, primarily related to a $71.6 million decline in sales volume that was nearly offset by a $68.9 million increase related to higher average market rates.  For 2005, ancillary revenues from RTOs were $74.4 million compared to $17.9 million for 2004, as we did not participate in PJM until October 2004.  RTO ancillary revenues primarily consist of compensation for use of our transmission assets, regulation services, reactive supply and operating reserves.

DP&L - Margins, Fuel and Purchased Power

For 2006, gross margin increased $66.2 million to $878.1 million from $811.9 million in 2005.  As a percentage of total revenues, gross margin remained relatively flat in 2006 at 63.4% compared to 63.6% in 2005.  This result reflects the favorable impact of the rate stabilization plan on revenues offsetting the increasing fuel and purchased power costs.  In prior years, rising fuel and purchased power costs had eroded gross margin.  Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $17.3 million or 5% in 2006 as a result of higher market prices. Purchased power costs increased by $24.8 million or 17% in 2006 compared to 2005 primarily resulting from higher volumes of power purchased.  The increase in purchased power volume resulted from our decision to purchase power at lower average market rates instead of running our higher cost generating facilities.  In addition, from time to time, we had to purchase power to source power sales when our generating facilities were not available due to scheduled maintenance and forced outages.

For 2005, gross margin decreased by $6.9 million to $811.9 million from $818.8 million in 2004.  As a percentage of total revenues, gross margin decreased by 5.1 percentage points to 63.6% from 68.7%.  This decline is primarily the result of a $91.6 million increase in fuel and purchased power costs, offset by an $84.7 million increase in revenues (see discussion of revenue variance above).  Fuel costs increased by $60.9 million for 2005 compared to the same period in 2004 primarily resulting from higher average fuel prices as well as an increased volume of electric generation.  Purchased power costs increased by $30.7 million for 2005 compared to the same period in 2004 primarily resulting from increased ancillary charges of $36.2 million associated with moving power across PJM (we did not participate in PJM until October 2004) as well as increases related to higher average market prices, partially offset by lower purchased power volume.

DP&L - Operation and Maintenance

$ in millions	2006 vs. 2005

Power production costs	$10.4
Low-Income Assistance Program	5.6
RTO administration fees	5.5
Lump sum bonus and retirement payments	3.7
Line clearance	2.7
Long-term incentive compensation	1.9
Reserves for insurance, injuries/damages/environmental	1.9
Pension and benefits	0.9
Mark-to-market adjustments and forfeitures of restricted stock units (RSUs)	0.9
Directors’ and Officers’ liability insurance	(1.2)
Sarbanes-Oxley compliance fees	(1.1)
Other, net	2.2
Total operation and maintenance expense	$33.4

For 2006, operation and maintenance expense increased $33.4 million or 17% compared to 2005 primarily resulting from a $10.4 million increase in power production costs consisting of $4.1 million of coal brokering credits received in 2005 that were not received in 2006 and increased operating and maintenance expenses of $3.1 million which related to cost of removal and peaker engine repairs; a $5.6 million increase in the Low-Income Assistance Program costs; $5.5 million in PJM administrative fees, including $2.5 million deferred in 2005 by PUCO authority (rate relief was granted in February 2006); $3.7 million of lump sum bonus and retirement payments for former executives (not related to our ongoing litigation with the three former executives); $2.7 million related to line clearance; $1.9 million increase in long-term incentive costs; a $1.9 million increase in reserves for insurance, injuries and damages; a $0.9 million increase in pension and benefits expenses; and a $0.9 million increase in mark-to-market adjustments and forfeitures of restricted stock units.  These increases were partially offset by a $1.2 million decrease in Directors’ and Officers’ liability insurance premiums and a $1.1 million decrease in Sarbanes-Oxley compliance fees.

$ in millions	2005 vs 2004

Directors’ and Officers’ liability insurance	(14.8)
Executive and management compensation	(10.2)
Sarbanes-Oxley compliance and external/internal audit fees	(3.5)
RTO administrative fees	(1.6)
Reduction in capitalized insurance and claims costs	(0.3)
Pension and benefits	0.6
Electric production, transmission and distribution costs	$4.1
Other, net	(0.4)
Total operation and maintenance expense	$(26.1)

For 2005, operation and maintenance expense decreased $26.1 million or 12% compared to same period in 2004 as a result of lower corporate costs that were partially offset by increased electric production, transmission and distribution expenses.  Corporate costs declined from the prior year primarily resulting from a decrease of $14.8 million in Directors’ and Officers’ liability insurance premiums; $10.2 million in lower executive and management compensation costs; $3.5 million in reduced Sarbanes-Oxley 404 compliance costs and external / internal audit fees; and $1.6 million in lower PJM administrative fees resulting from a PUCO order to defer these costs until they can be recovered through rates starting in February 2006.  These decreases were partially offset by a $4.1 million increase in electric production, transmission and distribution costs, primarily related to generation operations costs for lime used for pollution control and electric production boiler maintenance costs as well as higher costs related to electric distribution, operation and maintenance.  In addition, pension and benefits costs rose by $0.6 million reflecting an increase in pension costs of $2.0 million that was nearly offset by a $1.4 million decrease for other post employment benefits, principally a 2004 adjustment in disability reserves.

DP&L - Depreciation and Amortization

Depreciation and amortization increased $6.1 million in 2006 compared to 2005 primarily reflecting a higher plant base.

Depreciation and amortization increased $2.8 million in 2005 as compared to 2004 primarily as a result of completed projects in the distribution area (including new services, line transformers, poles, station equipment, and overhead and underground conductor) and in the production area (mainly due to the SCRs for Stuart, Killen and Zimmer) that were put into service in the second quarter of 2004.

DP&L - Amortization of Regulatory Assets

For 2006, amortization of regulatory assets increased $5.6 million to $7.6 million compared to the same period in 2005.  The increase in amortization of regulatory assets reflects $2.6 million for the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; $1.3 million for the amortization of PJM administrative fees deferred for the period October 2004 through January 2006; $1.2 million for the amortization of incremental 2004/2005 severe storm costs; $0.3 million for the amortization of costs incurred to integrate DP&L into the PJM system; and $0.2 million for the amortization of the Rate Stabilization Surcharge rate case expenses.

For 2005, amortization of regulatory assets increased $1.3 million to $2.0 million compared to the same period in 2004 primarily resulting from PJM start-up costs amortization of $1.1 million and PJM integration costs amortization of $0.2 million reflecting DP&L’s entrance into the PJM market on October 1, 2004.

DP&L - Interest Expense

Interest expense decreased $14.7 million or 39% in 2006 compared to 2005, primarily relating to $10.9 million of increased capitalized interest resulting from higher pollution control capital expenditures at the generating plants and $5.3 million of lower interest expense reflecting the refinancing of pollution control bonds at reduced interest rates in 2005, lower debt service charges associated with DPL’s early retirement of ESOP debt, and the elimination of the interest penalty resulting from the delayed exchange offer of the $470 million 5.125% Series First Mortgage Bonds. These decreases were slightly offset by $1.4 million of interest expense associated with DP&L’s new $100 million 4.8% Series pollution control bonds issued September 13, 2006.

Interest expense decreased $5.4 million or 12% in 2005 compared to 2004, primarily from $2.6 million of lower debt service charges associated with our early retirement of ESOP debt; lower amortization of $1.1 million associated with reacquired debt; $1.0 million from the elimination of the interest penalty on the $470 million 5.125% Series First Mortgage Bonds resulting from the delayed exchange offer registration of those securities; and $0.2 million of greater capitalized interest in 2005 as compared to 2004.

DP&L - Charge for Early Redemption of Debt

In 2005, DP&L recorded $4.1 million in charges resulting from premiums paid for the early redemption of debt, including write-offs of unamortized debt expense and debt discounts.

DP&L - Other Income

For 2006, other income (deductions) decreased $7.8 million compared to the same period in 2005.  This decrease is primarily attributable to $12.3 million in gains recognized on the sale of pollution control emission allowances during 2005, partially offset by $7.0 million in reduced investment management fees.

For 2005, other income was $7.7 million greater than 2004 primarily reflecting $3.5 million of additional gains in 2005 over 2004 from sales of pollution control emission allowance.

DP&L - Income Tax Expense

For 2006, income tax expense increased $4.1 million compared to the same period in 2006 primarily resulting from higher income.

For 2005, income tax expense increased $17.3 million compared to the same period in 2004 resulting from higher income, increased accrual for open tax years and lower state coal tax credits.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  As a result of House Bill 66, income taxes were reduced by $1.6 million.  Other applicable provisions of House Bill 66 have been reflected in the consolidated financial statements.

DP&L - Cumulative Effect of Accounting Change, Net of Tax

In 2005, the cumulative effect of an accounting change resulted in a charge of $3.2 million related to the adoption of the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47).  See Note 1 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of its principal subsidiary The Dayton Power and Light Company and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program through a series of open market purchases on August 21, 2006.  This resulted in 14.9 million shares being repurchased at an average price of $26.91 per share and a total cost of $400 million.  These shares are currently held as treasury shares at DPL Inc.

The following details the repurchase activity and options exercised during 2006 affecting treasury shares:

	Number of Treasury Shares Held	Settlement Dollar Amount ($ in millions)
Balance at December 31, 2005	36,197,807

Activity:
January	406,000	$10.6
February	564,000	15.2
March	4,765,700	129.5
April	214,700	5.9
May	2,163,000	57.9
June	4,848,300	129.1
July	417,400	11.1
August	1,483,332	40.7
Total repurchased at December 31, 2006	14,862,432	$400.0
Options exercised first quarter of 2006	(10,000)
Options exercised fourth quarter of 2006	(345,000)
Net activity	14,507,432
Balance at December 31, 2006	50,705,239

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $262.2 million at December 31, 2006, compared to $595.8 million at December 31, 2005, a decrease of $333.6 million.  In addition, DPL had no short-term investments available for sale at December 31, 2006 in comparison to $125.8 million at December 31, 2005. The decrease in cash and cash equivalents and short-term investments available for sale was primarily attributed to $357.5 million in capital expenditures, $400.0 million used for the purchase of treasury shares and $112.4 million in dividends paid on common stock, partially offset by $308.7 million in cash generated from operating activities and $89.9 million restricted fund draws to fund pollution control capital expenditures.  At December 31, 2006, DPL had $10.1 million restricted funds held in trust relating to the issuance of the $100 million pollution control bonds.  These funds will be used to fund the pollution control capital expenditures.

In 2005, DPL began investing in Auction Rate Securities (ARS).  ARS are variable rate state and municipal bonds that trade at par value.  Interest rates on ARS are reset every seven, twenty-eight or thirty-five days through a modified Dutch auction.  DPL had the option to hold at market, re-bid or sell each ARS on the interest reset date.  Although ARS are issued and rated as long-term bonds, they are priced and traded as short-term securities available for resale because of the market liquidity provided through the interest rate reset mechanism.  Each ARS purchased by DPL was tax-exempt, AAA rated and insured by a third-party insurance company.            As of June 30, 2006, all of DPL’s ARS were sold.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $46.1 million at December 31, 2006, remained relatively unchanged when compared to $46.2 million at December 31, 2005.  At December 31, 2006, DP&L had $10.1 million restricted funds held in trust relating to the issuance of the $100 million pollution control bonds.  These funds will be used to fund the pollution control capital expenditures.

Operating Activities

For the years ended December 31, 2006, 2005 and 2004, cash flows from operations were as follows:

Net Cash provided by Operating Activities

	2006	2005	2004

DPL	$308.7	$314.1	$132.7

DP&L	$365.7	$366.8	$381.2

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes coupled with the rate relief approved by the PUCO for 2006 and beyond provides us with a reasonably predictable gross cash flow from operations.

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $308.7 million, $314.1 million and $132.7 million in 2006, 2005 and 2004, respectively.  The net cash provided by operating activities in 2006 was primarily the result of operating profitability, partially offset by an increase in cash used for working capital, specifically payments for taxes and inventories.  The net cash provided by operating activities for 2005 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically accounts payable and inventories.  The net cash provided by operating activities in 2004 was primarily the result of operating profitability, partially offset by cash used for the shareholder litigation settlement and cash used for working capital, specifically payments for taxes and inventories.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $365.7 million, $366.8 million and $381.2 million in 2006, 2005 and 2004, respectively.  The net cash provided by operating activities for 2006 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically for accounts payable and inventories. The net cash provided by operating activities for 2005 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically for accounts payable, inventories and the timing of tax payments.  The net cash provided by operating activities in 2004 was primarily the result of operating profitability, and cash provided from working capital, specifically the timing of tax payments, offset by the rising cost of coal inventories.

Investing Activities

For the years ended December 31, 2006, 2005 and 2004, cash flows from investing activities were as follows:

Net Cash (used for)/provided by Investing Activities

	2006	2005	2004

DPL	$(229.5)	$689.6	$182.3

DP&L	$(354.8)	$(178.4)	$(79.9)

DPL’s Cash (used for) / provided by Investing Activities

DPL’s net cash used for investing activities was $229.5 million in 2006 compared to DPL’s net cash flows provided by investing activities of $689.6 million and $182.3 million in 2005 and 2004, respectively.  Net cash flows used for investing activities in 2006 were related to capital expenditures and the purchases of short-term investments and securities, partially offset by the sale of short-term investments and securities.  Net cash flows provided by investing activities for 2005 were related to the proceeds from the sale of the private equity securities which are classified as discontinued operations and the sale of short-term investments and public securities unrelated to discontinued operations, partially offset by capital expenditures and purchases of short-term investments and securities. Net cash flows provided by investing activities for 2004 were related to the proceeds from the sale of the private equity securities which are classified as discontinued operations, proceeds from the sale of property and the sale of short-term investments and public securities unrelated to discontinued operations.  These cash inflows were partially offset by capital expenditures and purchases of short-term investments and securities.

DP&L’s Cash (used for) Investing Activities

DP&L’s net cash flows used for investing activities were $354.8 million, $178.4 million and $79.9 million in 2006, 2005 and 2004, respectively.  Net cash flows used for investing activities for 2006 and 2005 were due to capital expenditures. Net cash flows used for investing activities for 2004 were due to capital expenditures, offset by the proceeds from the sale of property.

Financing Activities

For the years ended December 31, 2006, 2005 and 2004, cash flows from financing activities were as follows:

Net Cash (used for) Financing Activities

	2006	2005	2004

DPL	$(412.8)	$(610.0)	$(450.5)

DP&L	$(11.0)	$(159.4)	$(301.3)

DPL’s Cash (used for) Financing Activities

DPL’s net cash flows used for financing activities were $412.8 million, $610.0 million and $450.5 million in 2006, 2005 and 2004, respectively.  Net cash flows used for financing activities in 2006 were the result of cash used to repurchase $400.0 million of common stock and pay dividends to common stockholders of $112.4 million.  These uses of cash were partially offset by $89.9 million of withdrawals from the trust set up as a result of issuing the pollution control bonds and cash received relating to the exercise of stock options of $7.8 million.  Net cash flows used for financing activities for 2005 were primarily the result of cash used to retire $462.6 million of long-term debt, pay premiums on the early redemption of debt of $54.7 million and pay dividends to common stockholders of $115.3 million.  These uses of cash were partially offset by cash received relating to the exercise of stock options of $22.7 million.  Net cash flows used for financing activities for 2004 were primarily the result of funds used for the retirement of $500 million of the 6.82% Series Senior Notes and dividends paid to common stockholders, partially offset by the issuance of $175 million unsecured 8% Series Senior Notes used to provide partial funding for the retirement of the $500 million 6.82% Series Senior Notes.  Annual dividends declared increased to $0.96 per share in 2004 from $0.94 per share in 2003.

On February 1, 2006, our Board of Directors announced that it had raised the quarterly dividend to $0.25 per share payable March 1, 2006 to DPL’s common shareholders of record on February 14, 2006.  This increase resulted in an annualized dividend rate of $1.00 per share, or a 4% increase during 2006.  On February 1, 2007, our Board of Directors announced that it had raised the quarterly dividend to $0.26 per share payable March 1, 2007 to common shareholders of record on February 14, 2007.  This increase results in an annualized dividend rate of $1.04 per share, or a 4% increase that will be paid during 2007.

DP&L’s Cash (used for) Financing Activities

DP&L’s net cash flows used for financing activities were $11.0 million, $159.4 million and $301.3 million in 2006, 2005 and 2004, respectively.  Net cash flows used for financing activities for 2006 were the result of cash used to pay common stock dividends to DPL of $100.0 million, partially offset by $89.9 million of withdrawals from the trust set up as a result of issuing the pollution control bonds.  Net cash flows used for financing activities for 2005 were primarily the result of cash used to retire $218.9 million of long-term debt and pay common stock dividends to DPL of $150.0 million.  These uses of cash were partially offset by the net cash received from the issuance of long-term debt.      Net cash flows used for financing activities for 2004 were for the payment of common and preferred dividends and the retirement of long-term debt.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes, and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1a of this Form 10-K.   If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities and the senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

CONSTRUCTION ADDITIONS

	Actual			Projected
$ in millions	2006	2005	2004	2007	2008	2009

DPL Inc.	$352	$180	$98	$310	$165	$130

DP&L	$349	$178	$93	$310	$165	$130

DPL’s construction additions were $352 million, $180 million and $98 million in 2006, 2005 and 2004, respectively, and are expected to approximate $310 million in 2007.

DP&L’s construction additions were $349 million, $178 million and $93 million in 2006, 2005 and 2004, respectively, and are expected to approximate $310 million in 2007.  Planned construction additions for 2007 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, DPL, through its subsidiary DP&L, is projecting to spend an estimated $605 million in capital projects, approximately 40% of which is to meet changing environmental standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions in 2007 with a combination of cash on hand, short-term financing, tax-exempt debt and cash flows from operations.

Debt and Debt Covenants

On March 25, 2004, DPL completed a $175 million private placement of unsecured 8% Series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except that DPL has the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The 8% Series Senior Notes were issued pursuant to its indenture dated as of March 1, 2000, and pursuant to authority granted in the Board resolutions dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of DPL’s significant subsidiaries and require DPL and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of DPL or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, DPL was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.                DPL failed (1) to have a registration statement declared effective and (2) to complete the exchange offer according to this timeline.  As a result, DPL had been accruing additional interest at a rate of 0.5% per year for each of these two violations, up to an additional interest rate not to exceed in the aggregate 1.0% per year.  As each violation was cured, the additional interest rate decreased by 0.5% per annum.  DPL’s exchange offer registration statement for these securities was declared effective by the SEC on June 27, 2006.  As a result, on June 27, 2006, DPL ceased accruing 0.5% of the additional interest.  On July 31, 2006, DPL ceased accruing the other 0.5% of additional interest when the exchange of registered notes for the unregistered notes was completed.  By completing the exchange, DPL reduced the annual interest expense by $1.8 million.

During the first quarter 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund the ongoing flue gas desulfurization capital projects.  The PUCO approved DP&L’s application for this additional financing on July 26, 2006.

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the Bonds when due is insured by an insurance policy issued by Financial Guaranty Insurance Company.  DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen and Stuart Generating Stations.  These facilities are currently under construction and the proceeds from the borrowing have been placed in escrow with the trustee (the Bank of New York) and are being drawn upon only as facilities are built and qualified costs are incurred.  In the event any of the proceeds are not drawn, DP&L would eventually be required to return the unused proceeds to bondholders.  DP&L expects to draw down the remaining available funds from this borrowing during the first quarter of 2007.

DP&L expects to use the remaining $100 million of volume cap carryforward prior to the end of 2008.  DP&L is planning to issue in conjunction with the OAQDA this $100 million of tax-exempt bonds to finance the remaining solid waste disposal facilities at Miami Fort, Killen, Stuart and Conesville Generating Stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five year term that expires on November 21, 2011 and that provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at December 31, 2006.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  As of December 31, 2006, DP&L had no outstanding letters of credit against the facility.

On February 24, 2005, DP&L entered into an amendment to extend the term of its Master Letter of Credit Agreement with a financial lending institution for one year and to reduce the maximum dollar volume of letters of credit to $10 million.  On February 17, 2006, DP&L renewed its $10 million  agreement for one year.  This agreement supports performance assurance needs in the ordinary course of business.  This agreement was not renewed in 2007. DP&L has certain contractual agreements for the sale and purchase of  power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2006, DP&L had two outstanding letters of credit for a total of $2.2 million.

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

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BBB	A	Stable	April 2006
Moody’s Investors Service	Baa3	A3	Positive	June 2006
Standard & Poor’s Corp.	BBB-	BBB+	Stable	February 2007

Off-Balance Sheet Arrangements

DPL and DP&L do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2006, these include:

Contractual Obligations

		Payment Year
		Less Than	2 - 3	4 - 5	More Than
$ in millions	Total	1 Year	Years	Years	5 Years
DPL Inc.

Long-term debt	$1,774.8	$225.0	$275.0	$297.4	$977.4
Interest payments	1,101.8	98.8	171.2	144.0	687.8
Pension and postretirement payments	235.6	22.0	45.2	46.5	121.9
Capital leases	2.9	0.9	1.4	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	554.6	324.4	118.4	111.8	—
Limestone contracts	58.7	1.7	9.5	10.8	36.7
Other contractual obligations	391.7	328.5	53.7	9.5	—
Total contractual obligations	$4,120.8	$1,001.6	$674.7	$620.7	$1,823.8

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	571.9	39.1	78.3	78.3	376.2
Pension and postretirement payments	235.6	22.0	45.2	46.5	121.9
Capital leases	2.9	0.9	1.4	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	554.6	324.4	118.4	111.8	—
Limestone contracts	58.7	1.7	9.5	10.8	36.7
Other contractual obligations	391.5	328.4	53.6	9.5	—
Total contractual obligations	$2,599.1	$716.8	$306.7	$257.6	$1,318.0

(a)  DP&L-operated units

Long-term debt:

DPL’s long-term debt as of December 31, 2006, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.  During 2006, DP&L entered into $100 million of long-term tax-exempt debt.

DP&L’s long-term debt as of December 31, 2006, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 8 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments associated with the Long-term debt described above.

Pension and postretirement payments:

As of December 31, 2006, DP&L had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of December 31, 2006, DP&L had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of December 31, 2006, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right of way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into various limestone contracts to supply limestone for its generating facilities.

Other contractual obligations:

As of December 31, 2006, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At December 31, 2006, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  At December 31, 2006, there were no borrowings outstanding under this credit agreement.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2006, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

In two separate transactions in November and December 2006, DPL agreed to be a guarantor of the obligations of its wholly-owned subsidiary, DPL Energy, LLC (DPLE) regarding the pending sale of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL has agreed to guarantee the obligations of DPLE over a multiple year period as follows:

	2007	2008	2009	2010
Darby	$30.6	$23.0	$15.3	$7.7

Greenville	$14.8	$11.1	$7.4	$3.7

MARKET RISK

As a result of its operating, investing and financing activities, we are subject to certain market risks including changes in commodity prices for electricity, coal, environmental emissions and gas and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 12.5% of DPL’s and 22% of DP&L’s 2006 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of December 31, 2006, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately an $11 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of December 31, 2006, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $20 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in 2006 and 2005 were 46% and 50%, respectively.   DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs was 52% in both 2006 and 2005.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2007 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2007 due to planned emission control upgrades.  We do not expect to purchase SO2 allowances for 2007.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion, and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOx allowances for 2007.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on weather normalized sales and our co-owners’ projections, fuel costs are forecasted to be flat in 2007 compared to 2006.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of December 31, 2006, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $30 million increase or decrease to net income.  As of December 31, 2006, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $29 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  Our long-term debt represents publicly and privately held secured and unsecured notes and debentures with fixed interest rates.  At December 31, 2006, we had no short-term borrowings.

The carrying value of DPL’s debt was $1,777.7 million at December 31, 2006, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,798.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2006, are as follows:

	DPL’s Long-term Debt
	Amount
Expected MaturityDate	($ in millions)	Average Rate

2007	$225.9	8.2%
2008	100.7	6.3%
2009	175.7	8.0%
2010	0.6	6.9%
2011	297.4	6.9%
Thereafter	977.4	5.6%
Total	$1,777.7	6.4%

Fair Value	$1,798.5

The carrying value of DP&L’s debt was $786.1 million at December 31, 2006, consisting of our first mortgage bonds, our tax-exempt pollution control bonds, and our capital leases.  The fair value of this debt was $785.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at December 31, 2006, are as follows:

	DP&L’s Long-term Debt
	Amount
Expected MaturityDate	($ in millions)	Average Rate

2007	$0.9	6.2%
2008	0.7	6.9%
2009	0.7	6.9%
2010	0.6	6.9%
2011	—	—
Thereafter	783.2	5.0%
Total	$786.1	5.0%

Fair Value	$785.8

Debt maturities for DPL and DP&L in 2007 are expected to be financed with a combination of tax-exempt pollution control bonds and internal funds.

Debt retirements occurring in 2006 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

CRITICAL ACCOUNTING ESTIMATES

DPL’s and DP&L’s consolidated financial statements are prepared in accordance with GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities. These assumptions, estimates and judgments are based on our historical experience and assumptions that we believed to be reasonable at the time. However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment. Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

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

Revenue Recognition (including Unbilled Revenue):  We consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collectibility is reasonably assured.  We record electric revenues when delivered to customers.  Customers are billed throughout the month as electric meters are read.  We recognize revenues using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  Our estimates of unbilled revenues use systems that consider various factors to calculate retail customer consumption at the end of each month.  These estimates are based on the volume of energy delivered, historical usage and growth by customer class, and the effect of weather variations on usage patterns.  Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Additionally, DP&L is subject to regulatory orders addressing the justness and reasonableness of the PJM and Midwest Independent Transmission System Operator (MISO) rates and related revenue distribution protocols.  DP&L’s management is required to make assumptions, estimates and judgments relating to the possibility of refund of these revenues.  These assumptions, estimates and judgments are based on management’s experience and are believed to be reasonable at the time.  As a result of these assumptions, estimates and judgments, DP&L is deferring a portion of these revenues for which management believes is subject to refund.  The deferred amount recorded was $18.7 million and $20.5 million at December 31, 2006 and December 31, 2005, respectively.  The above amount collected under the Seams Elimination Charge Adjustment (SECA) rates are subject to refund, and the ultimate outcome of the proceeding establishing SECA rates is uncertain at this time.  However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

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

Investment tax credits, which have been used to reduce federal income taxes payable, have been deferred for financial reporting purposes.  These deferred investment tax credits are amortized over the useful lives of the property to which they are related.  For rate-regulated operations, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable / refundable through future revenues.

We file a consolidated U.S. federal income tax return in conjunction with our subsidiaries.  The consolidated tax liability is allocated to each subsidiary as specified in our tax allocation agreement which provides a consistent, systematic and rational approach. See Note 4 of Notes to Consolidated Financial Statements.

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

Asset Retirement Obligations:  In accordance with FASB Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  We make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to asset retirement obligations. These assumptions and estimates are based on historical experience and assumptions that we believe to be reasonable at the time.

Insurance and Claims Costs: In addition to insurance provided through third-party providers, our wholly-owned captive subsidiary (MVIC) provides insurance coverage solely to us and to our subsidiaries.  Insurance and Claims Costs on the Consolidated Balance Sheets includes insurance reserves of approximately $22 million and $24 million for 2006 and 2005, respectively, based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits

We account and disclose pension and postretirement benefits in accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pensions and other Postretirement Plans, an amendment to FASB Statements 87, 88, 106 and 132R.”  This Standard requires the use of assumptions, such as the discount rate and long-term rate of return on assets, in determining the obligations, annual cost and funding requirements of the plans.

In 2007, we are maintaining our long-term rate of return assumptions of 8.50% for pension and 6.75% for other postretirement benefits assets that reflect the effect of recent trends on our long-term view.  We are also maintaining our assumed discount rate of 5.75% for pension and postretirement benefits expense to reflect current interest rate conditions.  Changes in other components used in the determination of pension and postretirement benefits costs will result in approximately the same level of expense in 2007 as in 2006 ($5.5 million), excluding any special adjustments required under SFAS 88.  We do not anticipate any special adjustments to expense in 2007.

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

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 15 of Notes to Consolidated Financial Statements and in Item 3 - LEGAL PROCEEDINGS.  Such discussions are incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

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

Item 8 — Financial Statements and Supplementary Data

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 86% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.  Beginning with this report and in the future, DPL Inc. and The Dayton Power and Light Company will file combined SEC reports on an interium and annual basis.

DPL INC.

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	For the years ended December 31,
$ in millions except per share amounts	2006	2005	2004
Revenues	$1,393.5	$1,284.9	$1,199.9

Cost of revenues:
Fuel	349.1	336.9	263.1
Purchased power	159.0	133.3	113.1
Total cost of revenues	508.1	470.2	376.2

Gross margin	885.4	814.7	823.7

Operating expenses:
Operation and maintenance	265.4	219.0	237.1
Impairment of peaking stations	71.0	—	—
Depreciation and amortization	151.8	147.3	144.1
General taxes	108.6	107.3	105.3
Amortization of regulatory assets	7.6	2.0	0.7
Total operating expenses	604.4	475.6	487.2

Operating income	281.0	339.1	336.5

Investment income	17.8	50.9	7.9
Interest expense	(102.2)	(137.7)	(160.2)
Charge for early redemption of debt	—	(61.2)	—
Other income (deductions)	(1.2)	13.5	3.8
Earnings from continuing operations before income tax	195.4	204.6	188.0

Income tax expense	69.8	79.9	66.5
Earnings from continuing operations	125.6	124.7	121.5
Earnings from discontinued operations, net of tax	14.0	52.9	95.8
Cumulative effect of accounting change, net of tax	—	(3.2)	—
Net Income	$139.6	$174.4	$217.3

Average number of common shares outstanding (millions)
Basic	112.3	121.0	120.1
Diluted	121.9	129.1	122.1

Earnings per share of common stock
Basic:
Earnings from continuing operations	$1.12	$1.03	$1.01
Earnings from discontinued operations	0.12	0.44	0.80
Cumulative effect of accounting change	—	(0.03)	—
Total Basic	$1.24	$1.44	$1.81

Diluted:
Earnings from continuing operations	$1.03	$0.97	$1.00
Earnings from discontinued operations	0.12	0.41	0.78
Cumulative effect of accounting change	—	(0.03)	—
Total Diluted	$1.15	$1.35	$1.78

Dividends paid per share of common stock	$1.00	$0.96	$0.96

           See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
$ in millions	2006	2005	2004
Cash flows from operating activities:
Net income	$139.6	$174.4	$217.3
Less: Income from discontinued operations	(14.0)	(52.9)	(95.8)
Income from continuing operations	125.6	121.5	121.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	151.8	147.3	144.1
Impairment of peaking stations	71.0	—	—
Amortization of regulatory assets	7.6	2.0	0.7
Charge for early redemption of debt	—	61.2	—
Cumulative effect of accounting change, net of tax	—	3.2	—
Shareholder litigation	—	—	(70.0)
Deferred income taxes	(32.7)	(7.1)	22.2
Captive insurance provision	(2.4)	(0.6)	(1.1)
Gain on sale of other investments	(2.2)	(28.8)	(3.3)
Gain on sale of property	—	—	(1.8)
Changes in certain assets and liabilities:
Accounts receivable	(36.4)	(12.5)	7.1
Accounts payable	41.8	(11.7)	(12.9)
Accrued taxes payable	(12.7)	15.0	(62.8)
Accrued interest payable	4.9	(13.2)	(8.0)
Prepayments	5.4	2.2	0.4
Inventories	(5.2)	(8.0)	(20.0)
Deferred compensation assets	0.4	4.4	12.6
Deferred compensation obligations	2.3	7.4	5.2
Other	(10.5)	31.8	(1.2)
Net cash provided by operating activities	308.7	314.1	132.7

Cash flows from investing activities:
Capital expenditures	(357.5)	(180.1)	(87.7)
Purchases of short-term investments and securities	(856.0)	(641.2)	(26.1)
Sales of short-term investments and securities	984.0	642.5	89.9
Proceeds from the sale of property	—	—	2.3
Cash flow from discontinued operations	—	868.4	203.9
Net cash (used for)/provided by investing activities	(229.5)	689.6	182.3

Cash flows from financing activities:
Issuance of long-term debt, net	—	211.2	174.7
Exercise of stock options	7.8	22.7	—
Tax impact related to exercise of stock options	1.9	—	—
Retirement of long-term debt	—	(673.8)	(510.4)
Premiums paid for early redemption of debt	—	(54.7)	—
Retirement of preferred securities	—	(0.1)	—
Issuance of pollution control bonds	100.0	—	—
Pollution control bond proceeds held in trust	(100.0)	—	—
Withdrawal of restricted funds held in trust	89.9	—	—
Dividends paid on common stock	(112.4)	(115.3)	(114.8)
Purchase of Company’s common stock	(400.0)	—	—
Net cash (used for) financing activities	(412.8)	(610.0)	(450.5)

Cash and cash equivalents:
Net change	(333.6)	393.7	(135.5)
Balance at beginning of period	595.8	202.1	337.6
Cash and cash equivalents at end of period	$262.2	$595.8	$202.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$91.4	$146.1	$162.1
Income taxes paid, net	$113.6	$71.2	$107.9
Non-cash financing and investing activities:
Restricted funds held in trust (see Note 8 of Notes to Consolidated Financial Statements)	$10.1	$—	$—

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$262.2	$595.8
Short-term investments available for sale	—	125.8
Restricted funds held in trust	10.1	—
Accounts receivable, less provision for uncollectible accounts of $1.4 and $1.0, respectively	225.0	194.9
Inventories, at average cost	85.4	80.2
Taxes applicable to subsequent years	48.0	45.9
Other current assets	37.7	20.2
Total current assets	668.4	1,062.8

Property:
Held and used:
Property, plant and equipment	4,718.5	4,667.7
Less: Accumulated depreciation and amortization	(2,159.2)	(2,094.8)
Total net property held and used	2,559.3	2,572.9

Assets held for sale (Note 14):
Property, plant and equipment	283.5	—
Less: Accumulated depreciation and amortization	(132.3)	—
Total net property held for sale	151.2	—

Other noncurrent assets:
Regulatory assets (Note 3)	148.6	83.8
Other assets	84.7	72.2
Total other noncurrent assets	233.3	156.0

Total Assets	$3,612.2	$3,791.7

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt	$225.9	$0.9
Accounts payable	169.4	130.2
Accrued taxes	155.2	178.5
Accrued interest	35.2	28.9
Other current liabilities	38.3	31.1
Total current liabilities	624.0	369.6

Noncurrent liabilities:
Long-term debt	1,551.8	1,677.1
Deferred taxes	355.2	327.0
Unamortized investment tax credit	43.6	46.4
Insurance and claims costs	21.9	24.3
Other deferred credits	280.7	286.3
Total noncurrent liabilites	2,253.2	2,361.1

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 15)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:

	December 2006	December 2005
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	113,018,972	127,526,404	1.1	1.3
Other paid-in capital, net of treasury stock			—	25.1
Warrants			50.0	50.0
Common stock held by employee plans			(69.0)	(86.1)
Accumulated other comprehensive loss			(6.5)	(14.2)
Retained earnings			736.5	1,062.0
Total common shareholders’ equity			712.1	1,038.1

Total Liabilities and Shareholders’ Equity			$3,612.2	$3,791.7

See Notes to Consolidated Financial Statements.

DPL Inc.

Consolidated Statement of Shareholders’ Equity

					Common
					Stock	Accumulated
	Common Stock (a)		Other		Held by	Other
	Outstanding		Paid-in		Employee	Comprehensive	Retained
$ in millions	Shares	Amount	Capital	Warrants	Plans	Income	Earnings	Total

Beginning balance	126,501,404	$1.3	$12.0	$50.0	$(84.4)	$57.7	$865.7	$902.3

2004:
Net income							217.3
Net change in unrealized gains on financial instruments, net of reclassification adjustments						9.3
Net change in unrealzed gains on foreign currency translation adjustments						6.2
Net change in deferred gains on cash flow hedges						(1.5)
Minimum pension liability						(0.4)
Deferred income taxes related unrealized gains (losses)						(5.8)
Total comprehensive income								225.1
Common stock dividends (b)							(86.2)	(86.2)
Employee / Director stock plans			4.1		(1.3)		0.4	3.2
Other			(0.3)				(0.1)	(0.4)
Ending balance	126,501,404	$1.3	$15.8	$50.0	$(85.7)	$65.5	$997.1	$1,044.0

2005:
Net income							174.4
Net change in unrealized (losses) on financial instruments, net of reclassification adjustments						(15.3)
Net change in unrealzed (losses) on foreign currency translation adjustments						(46.3)
Net change in deferred gains on cash flow hedges						(3.4)
Minimum pension liability						(63.0)
Deferred income taxes related unrealized gains (losses)						48.2
Total comprehensive income								94.6
Common stock dividends (b)							(115.3)	(115.3)
Treasury shares purchased (c)	—		(10.6)				—	(10.6)
Treasury stock reissued	1,025,000		16.9				5.8	22.7
Employee / Director stock plans			3.0		(0.4)			2.6
Other						0.1		0.1
Ending balance	127,526,404	$1.3	$25.1	$50.0	$(86.1)	$(14.2)	$1,062.0	$1,038.1

2006:

Net income							139.6
Net change in unrealized gains on financial instruments, net of reclassification adjustments						1.6
Net change in deferred gains on cash flow hedges						0.7
Minimum pension liability						11.8
Deferred income taxes related unrealized gains (losses)						(29.9)
Total comprehensive income								123.8
Common stock dividends (b)							(112.4)	(112.4)
Treasury shares purchased (c)	(14,862,432)	(0.1)	(389.3)					(389.4)
Treasury stock reissued	355,000		360.4				(352.6)	7.8
Tax effects to equity			1.8					1.8
Employee / Director stock plans			1.8		17.1		(0.1)	18.8
Other		(0.1)	0.2				—	0.1
FAS 158 adjustmenet						23.5		23.5
Ending balance	113,018,972	$1.1	$(0.0)	$50.0	$(69.0)	$(6.5)	$736.5	$712.1

(a)   $0.01 par value, 250,000,000 shares authorized.

(b)   Common stock dividends were $0.96 per share in 2004 and 2005, respectively, and $1.00 in 2006.

(c)   Number of shares outstanding at December 31, 2005 were not affected by the December 30, 2005 transaction to purchase 406,000 shares as the share repurchase was settled in early January 2006.  DPL completed the share repurchase program in August 2006.

See Notes to Consolidated Financial Statements

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	For the years ended December 31,
$ in millions except per share amounts	2006	2005	2004
Revenues	$1,385.2	$1,276.9	$1,192.2

Cost of revenues:
Fuel	335.2	317.9	257.0
Purchased power	171.9	147.1	116.4
Total cost of revenues	507.1	465.0	373.4

Gross margin	878.1	811.9	818.8

Operating expenses:
Operation and maintenance	231.7	198.3	224.4
Depreciation and amortization	130.0	123.9	121.1
General taxes	106.3	105.1	103.2
Amortization of regulatory assets	7.6	2.0	0.7
Total operating expenses	475.6	429.3	449.4

Operating income	402.5	382.6	369.4

Investment income	6.7	6.1	5.0
Interest expense	(23.4)	(38.1)	(43.5)
Charge for early redemption of debt	—	(4.1)	—
Other income (deductions)	(1.2)	6.6	(1.1)

Earnings Before Income Tax and Cumulative Effect of Accounting Change	384.6	353.1	329.8

Income tax expense	142.2	138.1	120.8

Earnings before Cumulative Effect of Accounting Change	242.4	215.0	209.0

Cumulative effect of accounting change, net of tax	—	(3.2)	—

Net Income	$242.4	$211.8	$209.0

Preferred dividends	0.8	0.9	0.9

Earnings on common stock	$241.6	$210.9	$208.1

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
$ in millions	2006	2005	2004
Cash flows from operating activities:
Net income	$242.4	$211.8	$209.0
Adjustments:
Depreciation and amortization	130.0	123.9	121.1
Amortization of regulatory assets	7.6	2.0	0.7
Deferred income taxes	(16.3)	(13.3)	(16.2)
Charge for early redemption of debt	—	4.1	—
Cumulative effect of accounting change, net of tax	—	3.2	—
Gain on sale of property	—	—	(1.8)
Changes in certain assets and liabilities:
Accounts receivable	(29.0)	(17.1)	6.6
Accounts payable	43.3	6.5	11.5
Net intercompany receivables from parent	0.5	(0.1)	(0.2)
Accrued taxes payable	0.5	31.5	58.4
Accrued interest payable	1.3	(0.9)	0.5
Prepayments	5.5	2.3	0.6
Inventories	(5.2)	(7.9)	(20.2)
Deferred compensation assets	2.5	0.7	8.8
Deferred compensation obligations	0.1	6.7	5.2
Other	(17.5)	13.4	(2.8)
Net cash provided by operating activities	365.7	366.8	381.2

Cash flows from investing activities:
Capital expenditures	(354.8)	(178.4)	(82.2)
Proceeds from the sale of property	—	—	2.3
Net cash (used for) investing activities	(354.8)	(178.4)	(79.9)

Cash flows from financing activities:
Issuance of long-term debt, net	—	210.4	—
Issuance of pollution control bonds	100.0	—	—
Pollution control bond proceeds held in trust	(100.0)	—	—
Withdrawal of restricted funds held in trust	89.9	—	—
Retirement of long-term debt	—	(218.9)	(0.4)
Dividends paid on preferred stock	(0.9)	(0.9)	(0.9)
Dividends paid on common stock	(100.0)	(150.0)	(300.0)
Net cash (used for) financing activities	(11.0)	(159.4)	(301.3)

Cash and cash equivalents:
Net change	(0.1)	29.0	—
Balance at beginning of period	46.2	17.2	17.2
Cash and cash equivalents at end of period	$46.1	$46.2	$17.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$77.9	$36.5	$39.5
Income taxes paid, net	$158.1	$119.0	$79.9
Non-cash financing activities: Restricted funds held in trust	$10.1	$—	$—

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$46.1	$46.2
Restricted funds held in trust	10.1	—
Accounts receivable, less provision for uncollectible accounts of $1.4 and $1.0, respectively	205.6	182.7
Inventories, at average cost	83.0	77.7
Taxes applicable to subsequent years	48.0	45.9
Other current assets	38.2	19.3
Total current assets	431.0	371.8

Property:
Property, plant and equipment	4,450.6	4,118.0
Less: Accumulated depreciation and amortization	(2,079.0)	(1,973.3)
Net property	2,371.6	2,144.7

Other noncurrent assets:
Regulatory assets	148.6	83.8
Other assets	139.1	138.3
Total other noncurrent assets	287.7	222.1

Total Assets	$3,090.3	$2,738.6

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2006	2005

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	166.2	116.2
Accrued taxes	159.6	167.7
Accrued interest	12.6	9.8
Other current liabilities	36.3	28.4
Total current liabilities	374.7	322.1

Noncurrent liabilities:
Long-term debt	785.2	685.9
Deferred taxes	360.2	323.2
Unamortized investment tax credit	43.6	46.4
Other deferred credits	272.5	258.7
Total noncurrent liabilities	1,461.5	1,314.2

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 15)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	783.7	783.4
Accumulated other comprehensive income	15.1	5.1
Retained earnings	432.0	290.5

Total common shareholders’ equity	1,231.2	1,079.4

Total Liabilities and Shareholders’ Equity	$3,090.3	$2,738.6

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Accumulated
	Common Stock (a)		Other	Other
	Outstanding		Paid-in	Comprehensive	Retained
$ in millions	Shares	Amount	Capital	Income	Earnings	Total

Beginning balance	41,172,173	$0.4	$780.5	$38.2	$321.7	$1,140.8

2004:
Net income					209.0
Net change in unrealized gains (loses) on financial instruments, net of reclassification adjustments				12.6
Net change in deferred gains on cash flow hedges				(1.5)
Minimum pension liability				(0.4)
Deferred income taxes related unrealized gains (losses)				(5.8)
Total comprehensive income						213.9
Common stock dividends					(300.0)	(300.0)
Preferred stock dividend					(0.9)	(0.9)
Employee / Director stock plans			2.3			2.3
Other			0.1		(0.1)	—
Ending balance	41,172,173	$0.4	$782.9	$43.1	$229.7	$1,056.1

2005:
Net income					211.8
Net change in unrealized gains (loses) on financial instruments, net of reclassification adjustments				1.9
Net change in deferred gains on cash flow hedges				(3.4)
Minimum pension liability				(63.0)
Deferred income taxes related unrealized gains (losses)				26.4
Total comprehensive income						173.7
Common stock dividends					(150.0)	(150.0)
Preferred stock dividend					(0.9)	(0.9)
Employee / Director stock plans			0.5			0.5
Other				0.1	(0.1)	—
Ending balance	41,172,173	$0.4	$783.4	$5.1	$290.5	$1,079.4

2006:
Net income					242.4
Net change in unrealized gains (loses) on financial instruments, net of reclassification adjustments				3.9
Net change in deferred gains on cash flow hedges				0.7
Minimum pension liability				11.8
Deferred income taxes related unrealized gains (losses)				(30.2)
Total comprehensive income						228.6
Common stock dividends					(100.0)	(100.0)
Preferred stock dividends					(0.8)	(0.8)
Tax effects to equity			1.8			1.8
Employee / Director stock plans			(1.6)			(1.6)
Other			0.1		(0.1)	—
FAS 158 adjustment				23.8		23.8
Ending balance	41,172,173	$0.4	$783.7	$15.1	$432.0	$1,231.2

(a) 50,000,000 shares authorized.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Finanial Statements

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 86% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.  Beginning with this report and in the future, DPL Inc. and The Dayton Power and Light Company will file combined SEC reports on an interim and annual basis.

DPL’s results of operations, financial position and cash flows, includes the consolidated results of its subsidiaries, including its subsidiary DP&L and all of its consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  Some of the Notes presented in this report are only applicable to DPL or DP&L as indicated.  The other Notes apply to both registrants and the financial information presented is segregated by registrant.

1.     Summary of Significant Accounting Policies and Overview

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE, one of our wholly-owned subsidiaries).  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.  DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly-owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; MVE, Inc., which was primarily responsible for the management of our financial asset portfolio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.   DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly-owned and provides financing to DPL, DP&L and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

Basis of Consolidation

We prepare consolidated financial statements in accordance with generally accepted accounting principles (GAAP) in the United States of America.  The consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.  In 2005, DPL has separately disclosed the earnings from discontinued operations, net of income taxes, which in prior periods were reported with elements of continued operations.  In 2005, DPL also separately disclosed the investing portions of the cash flows attributable to its discontinued operations (there was no impact on the operating or investing portions of the cash flows), which in prior periods were reported on a combined basis as a single amount.

Revenues

We record revenue for services provided but not yet billed to more closely match revenues with expenses.  Accounts receivable on DPL’s Consolidated Balance Sheets include unbilled revenue of $68.7 million and $63.6 million in 2006 and 2005, respectively.  Accounts receivable on DP&L’s Consolidated Balance Sheets include unbilled revenue of $61.0 million and $57.5 million in 2006 and 2005, respectively.  Also included in revenues are amounts charged to customers through a surcharge for recovery of uncollected amounts from certain eligible low-income households.  These charges for both DPL and DP&L were $11.9 million for 2006, $6.2 million for 2005, and $8.3 million for 2004.

Allowance for Uncollectible Accounts

We establish provisions for uncollectible accounts using both historical average credit loss percentages of accounts receivable balances to project future losses and specific provisions for known credit issues.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost.  For regulated property, cost includes direct labor and material, allocable overhead costs and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  Capitalization of AFUDC ceases at either project completion or as of the date specified by regulators.  AFUDC capitalized related to borrowed funds was $50 thousand in 2006, and zero in 2005 and 2004.  AFUDC capitalized for equity funds was $0.4 million in 2006, zero in 2005, and $0.5 million in 2004.

For unregulated property, cost includes direct labor, material and overhead costs and interest capitalized during construction using FASB Statement of Accounting Standard No. 34, Capitalization of Interest Cost.  Capitalized interest was $12.9 million in 2006, $2.6 million in 2005 and $1.8 million in 2004.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated Depreciation and Amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For DPL’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.3% in 2006, 3.3% in 2005 and 3.4% in 2004.  DPL’s depreciation expense was $151.8 million in 2006, $147.3 million in 2005 and $144.1 million in 2004.

The following is a summary of DPL’s property, plant and equipment with corresponding composite depreciation rates at December 31, 2006 and 2005:

DPL

		Composite		Composite
$ in millions	2006	Rate	2005	Rate
Regulated:
Transmission	$343.5	2.4%	$341.8	2.6%
Distribution	1,050.8	3.8%	968.9	3.4%
General	66.0	7.5%	63.1	9.5%
Non-depreciable	54.2	0.0%	54.0	0.0%
Total regulated	$1,514.5		$1,427.8

Unregulated:
Production (a)	$3,048.0	3.2%	$3,008.3	3.2%
Other	44.9	7.0%	45.2	7.6%
Non-depreciable	18.6	0.0%	18.4	0.0%
Total unregulated	$3,111.5		$3,071.9

Total property in service	$4,626.0	3.3%	$4,499.7	3.3%
Construction work in process	376.0	0.0%	168.0	0.0%

Total property, plant and equipment	$5,002.0		$4,667.7

(a)       During 2006, DPL entered into agreements to sell 630 MW of its peaking capacity relating to the Darby and Greenville stations of which $283.5 million of the assets presented in this table are held for sale at December 31, 2006.

For DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.2% in 2006, 3.2% in 2005, and 3.3% in 2004.  DP&L’s depreciation expense was $130.0 million in 2006, $123.9 million in 2005, and $121.1 million in 2004.

The following is a summary of DP&L’s property, plant and equipment with corresponding composite depreciation rates at December 31, 2006 and 2005:

DP&L

		Composite		Composite
$ in millions	2006	Rate	2005	Rate
Regulated:
Transmission	$343.5	2.4%	$341.8	2.6%
Distribution	1,050.8	3.8%	968.9	3.4%
General	66.0	7.5%	63.1	9.5%
Non-depreciable	54.2	0.0%	54.0	0.0%
Total regulated	$1,514.5		$1,427.8

Unregulated:
Production	$2,545.6	3.0%	$2,509.8	3.0%
Non-depreciable	15.3	0.0%	15.3	0.0%
Total unregulated	$2,560.9		$2,525.1

Total property in service	$4,075.4	3.2%	$3,952.9	3.2%
Construction work in process	375.2	0.0%	165.1	0.0%

Total property, plant and equipment	$4,450.6		$4,118.0

Asset Retirement Obligations

We adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) during 2003.  SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  Our legal obligations associated with the retirement of our long-lived assets under SFAS 143 consisted primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities.  Estimating the amount and timing of future expenditures of this type requires significant judgment.  Management routinely updates this estimating as additional information becomes available.

In March of 2005, the FASB issued FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.”  We implemented FIN No. 47 in the fourth quarter of 2005 effective January 1, 2005 for certain asset retirement obligations, primarily the removal of asbestos, at some of our generation stations.  Application of FIN No. 47 resulted in an increase in our net property, plant and equipment of $1.8 million and an increase in our asset retirement obligation of $7.2 million.  The difference of $5.3 million represents the before tax ($3.2 million after tax) cumulative effect of the adoption of FIN No. 47, as of January 1, 2005.  The before tax impact on 2005 net income was $0.9 million ($0.5 million after tax) which consisted of $0.6 million of accretion expense and $0.3 million depreciation expense

If FIN No. 47 had been applied as of January 1, 2003, our asset retirement obligation would have increased by $9.4 million and $10.3 million at January 1, 2004 and December 31, 2004, respectively. Our asset retirement obligation was $13.2 million at December 31, 2005, which consisted of $5.4 million related to the adoption of SFAS 143 in 2003 and $7.8 million related to the adoption of FIN No. 47 in 2005. Our asset retirement obligation was $11.7 million at December 31, 2006, which consisted of $5.4 million related to the adoption of SFAS 143 in 2003 and $7.8 million related to the adoption of FIN No. 47 in 2005.

Changes in the Liability for Asset Obligations

$ in millions	2006	2005
Balance at December 31, 2005	$13.2	$5.1
Accretion expense	0.3	0.9
Additions	—	7.2
Settlements	(0.4)	—
Estimated cashflow revisions	(1.4)	—
Balance at December 31, 2006	$11.7	$13.2

We continue to record cost of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers.  There are no known legal asset retirement obligations associated with these assets.  We have recorded $86.2 million and $81.7 million in estimated costs of removal at December 31, 2006 and 2005, respectively as regulatory liabilities for our transmission and distribution property.  See Note 3 of Notes to Consolidated Financial Statements.

Changes in the Liability for Asset Obligations

$ in millions	2006	2005
Balance at December 31, 2005	$81.7	$77.5
Accretion expense	—	—
Additions	7.8	6.9
Settlements	(3.3)	—
Estimated cashflow revisions	—	(2.7)
Balance at December 31, 2006	$(86.2)	$(81.7)

Regulatory Accounting

We apply the provisions of FASB Statement of Financial Accounting Standards No. 71, (SFAS 71) “Accounting for the Effects of Certain Types of Regulation” to the transmission and distribution portion of our business.  In accordance with SFAS 71, regulatory assets and liabilities are recorded in the Consolidated Balance Sheets.  Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.

We evaluate our regulatory assets each period and believe recovery of these assets is probable.  We have received or requested a return on certain regulatory assets for which we are currently recovering or seeking recovery through rates.  See Note 3 of Notes to Consolidated Financial Statements.

We evaluate our regulatory assets each period and believe recovery of these is probable.  We have received or requested a return on certain regulatory assets for which we are currently recovering or seeking recovery through rates.  If we were required to terminate application of SFAS 71 for all of our regulated operations, we would have to record the amounts of all regulatory assets and liabilities in the Consolidated Statement of Results of Operations at that time.  See Note 3 of Notes to Consolidated Financial Statements.

Accounts Receivable

Our accounts receivable includes utility customer receivables, amounts due from our partners for jointly-owned property, wholesale and subsidiary customer receivables, and electric unbilled revenue.  We also include miscellaneous accounts receivables such as refundable Franchise taxes.  The amount is presented net of a provision for uncollectible accounts on the accompanying consolidated balance sheets.

Inventory

Inventories, carried at average cost, include coal, emission allowances, limestone, oil and gas used for electric generation, and materials and supplies for utility operations.

Emission Allowances

We account for our emission allowances as inventory, and record emission allowance inventory at historical cost.  We calculate the weighted average cost by each vintage (year) for which emission allowances can be used, and charge to fuel costs the weighted average cost of emission allowances used each quarter.  Emission allowances are added to inventory when the EPA issues us emission allowances at no cost or when we purchase emission allowances.  Purchased emission allowances are recorded in inventory at the purchase price, including any related transaction fees.  Emission allowances are deducted from inventory when used in the production of electricity or when we sell excess emission allowances.  Emission allowances used during the production of electricity are charged to fuel costs at the weighted average cost for that vintage.  The excess / (shortfall) of the sales price over the weighted average cost for any emission allowances sold, less related fees, is recorded as a gain / (loss) in other income (deductions).  Emission allowances received as part of an exchange of emission allowances are recorded at the carrying cost of the emission allowances given up, with no gain or loss recorded.

Repairs and Maintenance

Costs associated with all planned work and maintenance activities, primarily power plant outages, are recognized at the time the work is performed.  These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are either capitalized or expensed based on defined units of property as required by the Federal Energy Regulatory Commission (FERC).

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

Investment tax credits, which have been used to reduce federal income taxes payable, have been deferred for financial reporting purposes.  These deferred investment tax credits are amortized over the useful lives of the property to which they are related.  For rate-regulated operations, additional deferred income taxes and offsetting regulatory assets or liabilities are recorded to recognize that the income taxes will be recoverable / refundable through future revenues.

We file a consolidated U.S. federal income tax return in conjunction with our subsidiaries.  The consolidated tax liability is allocated to each subsidiary as specified in our tax allocation agreement which provides a consistent, systematic and rational approach.  See Note 4 of Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value.  All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.  DPL’s cash and cash equivalents were $262.2 million at December 31, 2006 and $595.8 million at December 31, 2005.  DP&L’s cash and cash equivalents were $46.1 million at December 31, 2006 and $46.2 million at December 31, 2005.  At December 31, 2006, we had $10.1 million restricted funds held in trust relating to the issuance of the $100 million pollution control bonds.  These funds will be used to fund the pollution control capital expenditures.

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

Captive Insurance Subsidiary

In addition to insurance provided through third-party providers, a wholly-owned captive subsidiary of DPL provides insurance coverage solely to us and to our subsidiaries. Insurance and Claims Costs on the Consolidated Balance Sheets includes insurance reserves of approximately $22 million and $24 million for 2006 and 2005, respectively, based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Financial Derivatives

We follow FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), as amended.  SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the Consolidated Balance Sheets and be measured at fair value, and changes in the fair value be recorded in earnings, unless they are designated as a cash flow hedge of a forecasted transaction or qualify for the normal purchases and sales exception as discussed below.

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

Pension and Postretirement Benefits

We account and disclose pension and postretirement benefits in accordance with the provisions of Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pensions and other Postretirement Plans, an amendment to FASB Statements 87, 88, 106 and 132R.”  This Standard requires the use of assumptions, such as the discount rate and long-term rate of return on assets, in determining the obligations, annual cost and funding requirements of the plans.

Legal, Environmental and Regulatory Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, adequately reflect probable and estimable contingencies.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent of a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements or will not have a material adverse effect on our consolidated results of operations, financial condition or cash flows.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2006, cannot currently be reasonably determined.

Recently Issued Accounting Standards

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R).  SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.”  SFAS 123R requires a public entity to measure the cost of employee services received and paid with equity instruments to be based on the fair-value of such equity on the grant date.  This cost is recognized in results of operations over the period in which employees are required to provide service.  Liabilities initially incurred are based on the fair-value of equity instruments and are to be re-measured at each subsequent reporting date until the liability is ultimately settled.  The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital.  Cash retained from the excess tax benefits is presented in the statement of cash flows as financing cash inflows.  The provisions of this Statement became effective as of January 1, 2006.  Our December 31, 2006 year-to-date pre-tax results of operations were increased by approximately $0.7 million as a result of the adoption of SFAS 123R.  See Note 9 of Notes to Consolidated Financial Statements.

How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement

In June 2006, the FASB ratified the consensus of Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-3). EITF 06-3 indicates that the income statement presentation on either a gross basis or a net basis of the taxes within the scope of the issue is an accounting policy decision.   The consensus is this issue should be applied to interim and annual reporting periods beginning after December 15, 2006.  We are in the process of evaluating EITF 06-3 and have not determined the impact to our overall results of operations, financial position or cash flows.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We have evaluated the requirements of FIN 48 and the adoption of this interpretation and we do not believe at this time that the impact will be significant to our overall results of operations, cash flows or financial position.

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

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued Financial Accounting Standards  No. 158,  “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS158).  This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to:  a.) recognize the funded status of a benefit plan; b.) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; c.) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position; d.) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This Statement is effective for fiscal years ending after December 15, 2006 except for the measuring of plan assets at the employer’s fiscal year end which is effective for fiscal years ending after December 15, 2008.  We have adopted FAS 158 effective December 31, 2006.  See Note 5 of the Consolidated Financial Statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (Topic 1N):  “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108).  The SEC believes that a registrant should quantify a current year misstatement using both the iron curtain approach and the rollover approach.  If the over/understatement of current year expense is material to the current year, after all of the relevant quantitative and qualitative factors are considered, the prior year financial statements should be corrected.  Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended.  We have evaluated our accounts and determined that SAB 108 does not impact our reported results.

Accounting for Planned Major Maintenance Activity

In September 2006, the FASB posted Financial Statement of Position AUG AIR-1 — “Accounting for Planned Major Maintenance Activity” (FSP AUG AIR-1).   Previous guidance for planned major maintenance, such as repairing or replacing a boiler, allowed four different methods for accruing for these major repairs.  These included direct expense, built-in overhaul, deferral and accrue-in-advance.  The FASB has decided that the accrue-in-advance method is no longer valid because it allows a liability to accrue for future charges that may or may not happen.  We use the direct expense method for major planned maintenance which calls for expensing the charges as incurred.  Since we do not use the accrue-in-advance method, this FSP will have no effect on our overall results of operations, financial position or cash flows.

2. Supplemental Financial Information

DPL Inc.

	At December 31,
$ in millions	2006	2005

Accounts receivable, net:
Unbilled revenue	$68.7	$63.6
Retail customers	65.0	60.8
Partners in commonly-owned plants	51.5	37.7
Wholesale and subsidiary customers	15.8	6.0
PJM including financial transmission rights	13.1	11.0
Other	7.1	2.5
Refundable franchise tax	5.2	14.3
Provision for uncollectible accounts	(1.4)	(1.0)
Total accounts receivable, net	$225.0	$194.9

Inventories, at average cost:
Fuel and emission allowances	$52.4	$48.6
Plant materials and supplies	32.6	31.4
Other	0.4	0.2
Total inventories, at average cost	$85.4	$80.2

Other current assets:
Deposits and other advances	$17.8	$9.2
Prepayments	13.3	5.1
Derivatives	3.2	—
Current deferred income taxes	2.0	5.4
Other	1.4	0.5
Total other current assets	$37.7	$20.2

Property, plant and equipment:
Construction work in process	$376.0	$168.0
Property, plant and equipment	4,626.0	4,499.7
Total property, plant and equipment (a)	$5,002.0	$4,667.7

Other deferred assets:
Master Trust assets	$39.4	$32.0
Unamortized loss on reacquired debt	20.4	22.0
Unamortized debt expense	10.6	10.2
Commercial activities tax benefit	6.8	—
Investments	7.0	7.2
Other	0.5	0.8
Total other deferred assets	$84.7	$72.2

Accounts Payable:
Trade payables	$75.7	$26.1
Fuel accruals	37.3	39.5
Other	56.4	64.6
Total accounts payable	$169.4	$130.2

Other current liabilities:
Customer security deposits	$19.4	$19.2
Pension and retiree benefits payable	5.8	—
Financial transmission rights — future proceeds	2.7	—
Payroll taxes payable	0.1	2.3
Other	10.3	9.6
Total other current liabilities	$38.3	$31.1

Other deferred credits:
Asset retirement obligations — regulated property	$86.3	$81.7
Trust obligations	76.2	74.5
Pension liabilities	37.7	23.7
Retiree health and life benefits	28.5	32.9
SECA net revenue subject to refund	18.7	20.5
Asset retirement obligations — generation property	11.7	13.2
Deferred gain on sale of portfolio	8.2	27.1
Legal reserves	3.4	3.0
Environmental reserves	0.1	0.1
Other	9.9	9.6
Total other deferred credits	$280.7	$286.3

(a)  $283.5 of the assets presented in this table are held for sale.

DP&L

	At December 31,
$ in millions	2006	2005

Accounts receivable, net:
Retail customers	$65.0	$60.7
Partners in commonly-owned plants	51.5	37.7
Unbilled revenue	61.0	57.5
PJM including financial transmission rights	13.9	11.0
Wholesale and subsidiary customers	8.3	2.7
Refundable franchise tax	3.1	11.8
Other	4.2	2.3
Provision for uncollectible accounts	(1.4)	(1.0)
Total accounts receivable, net	$205.6	$182.7

Inventories, at average cost:
Fuel and emission allowances	$52.4	$48.6
Plant materials and supplies	30.2	29.0
Other	0.4	0.1
Total inventories, at average cost	$83.0	$77.7

Other current assets:
Deposits and other advances	$17.0	$5.8
Prepayments	15.8	7.7
Derivatives	3.2	—
Current deferred income taxes	0.7	4.9
Other	1.5	0.9
Total other current assets	$38.2	$19.3

Property, plant and equipment:
Construction work in process	$375.2	$165.1
Property, plant and equipent	4,075.4	3,952.9
Total property, plant and equipment	$4,450.6	$4,118.0

Other deferred assets:
Master Trust assets	$109.0	$107.7
Unamortized loss on reacquired debt	20.4	22.0
Unamortized debt expense	8.6	7.4
Investments	0.6	0.6
Other	0.5	0.6
Total other deferred assets	$139.1	$138.3

Accounts Payable:
Trade payables	$74.7	$25.6
Fuel accruals	36.7	38.1
Other	54.8	52.5
Total accounts payable	$166.2	$116.2

Other current liabilities:
Customer security deposits	$19.4	$19.2
Financial transmission rights — future proceeds	2.7	—
Current portion long-term debt	0.9	0.9
Payroll taxes payable	0.2	2.3
Pension and retiree benefits payable	5.8	—
Other	7.3	6.0
Total other current liabilities	$36.3	$28.4

Other deferred credits:
Asset retirement obligations — regulated property	$86.3	$81.7
Trust obligations	76.2	74.5
Retiree health and life benefits	28.5	32.9
Pension liabilities	37.7	23.7
SECA net revenue subject to refund	18.7	20.5
Asset retirement obligations — generation property	11.7	13.2
Legal reserves	3.4	3.0
Environmental reserves	0.1	0.1
Other	9.9	9.1
Total other deferred credits	$272.5	$258.7

DPL Inc.

	For the years ended
$ in millions	2006	2005

Cash flows - Other:
Payroll taxes payable	$(2.1)	$2.3
Deferred management fees	—	7.9
Deposits and other advances	(8.5)	(0.9)
Deferred storm costs	(0.1)	(5.5)
FERC transitional payment deferral	(1.8)	20.5
Other	2.0	7.5
Total cash flows - Other	$(10.5)	$31.8

DP&L

	For the years ended
$ in millions	2006	2005

Cash flows - other:
Payroll taxes payable	$(2.1)	$2.3
Deposits and other advances	(11.0)	(2.1)
Deferred storm costs	(0.1)	(5.5)
FERC transitional payment deferral	(1.8)	20.5
Other	(2.5)	(1.8)
Total cash flows - other	$(17.5)	$13.4

3. Regulatory Matters

We apply the provisions of SFAS 71 to our regulated operations.  This accounting standard defines regulatory assets as the deferral of costs expected to be recovered in future customer rates and regulatory liabilities as current cost recovery of expected future expenditures.

Regulatory liabilities are reflected on the Consolidated Balance Sheets under the caption entitled “Other Deferred Credits”.  Regulatory assets and liabilities on the Consolidated Balance Sheets include:

	Type of	Amortization	At December 31,
$ in millions	Recovery (a)	Through	2006	2005
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$53.1	$28.8
Pension and postretirement benefits	C	Ongoing	47.1	—
Electric Choice systems costs	F	2010	13.5	16.7
Regional transmission organization costs	C	2014	11.4	12.9
Deferred storm costs	C	2008	5.4	6.5
PJM administrative costs	F	2009	4.6	5.6
Power plant emission fees	C	Ongoing	4.5	3.8
Rate case expenses	F	2010	3.5	3.5
Retail settlement system costs			3.1	3.1
PJM integration costs	F	2015	1.4	1.9
Other costs			1.0	1.0
Total regulatory assets			$148.6	$83.8

Regulatory Liabilities:
Asset retirement obligations - regulated property			$86.3	$81.7
Postretirement benefits			7.6	—
SECA net revenue subject to refund			18.7	20.5
Total regulatory liabilities			$112.6	$102.2

(a)	F – Recovery of incurred costs plus rate of return.
C – Recovery of incurred costs only.
B – Balance has an offsetting liability resulting in no impact on rate base.

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

Pension and postretirement benefits represent the unfunded benefit obligation related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, make these costs probable of future rate recovery.

Electric Choice systems costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers and information reports provided to the state administrator of the low-income electric program.  In February 2005, the PUCO approved a stipulation allowing us to recover certain costs incurred for modifications to its billing system from all customers in its service territory.  We filed a subsequent case to implement the PUCO’s order to begin charging customers for billing costs.  On March 1, 2006, the PUCO issued an order that approved our tariff as filed.  We began collecting this rider immediately, and expect to recover all costs over five years.

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization that controls the receipts and delivery of bulk power within the service area.  These costs are being amortized over a 10-year period that commenced in October 2004.

Deferred storm costs include costs incurred by us to repair damage from December 2004 and January 2005 ice storms.  We filed to recover these costs from retail ratepayers over a two year period.  On July 12, 2006, the PUCO approved our tariff as proposed and we began recovering these deferred costs over a two-year period beginning August 1, 2006.

PJM administrative costs contain the administrative fees billed by PJM to us as a member of the PJM Interconnection, LLC Regional Transmission Organization (RTO).  Pursuant to a PUCO order issued on January 25, 2006, these deferred costs will be recovered over a 3-year period from retail ratepayers beginning February 2006.

Power plant emission fees represent costs paid to the State of Ohio for environmental monitoring that are or will be recovered over various periods under a PUCO rate rider from customers.

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the amount of energy a competitive retail electric service (CRES) supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the cost of this system is recoverable through DP&L’s next transmission rate case that will be filed at the FERC.  The timing of this case is uncertain at this time.

PJM integration costs include infrastructure costs and other related expenses incurred by PJM and reimbursed by DP&L to integrate us into the RTO.  Pursuant to a FERC order, the costs are being recovered over a 10-year period beginning May 2005 from wholesale customers within PJM.

Rate case expenses represent costs incurred in connection with the Rate Stabilization Surcharge that was approved by the PUCO and implemented in January 2006.  These costs are being amortized over a five-year period.

Other costs include consumer education advertising regarding electric deregulation and costs pertaining to a recent rate case and are or will be recovered over various periods.

Regulatory Liabilities

Asset retirement obligations — regulated property reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing transmission and distribution property from service upon retirement.

Postretirement benefits reflect a regulatory liability that was recorded for the portion of the unrealized gain on our postretirement trust assets related to the transmission and distribution areas of our electric business.  The company has historically recorded these transactions on the accrual basis and this is how these costs have historically been recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, make it probable that these amounts will be reflected in future rates.

SECA (Seams Elimination Charge Adjustment) net revenue subject to refund represents our estimate of probable refunds for net revenue collected in 2005 and 2006.  SECA revenue and expenses represent FERC-ordered transitional payments for the use of transmission lines within PJM.  A hearing was held in early 2006 to determine if these transitional payments are subject to refund, but no ruling has been issued.  We began receiving and paying these transitional payments in May 2005.

4.  Income Taxes

For the years ended December 31, 2006, 2005 and 2004, DPL’s components of income tax were as follows:

DPL Inc.

	For the years ended
	December 31,
$ in millions	2006	2005	2004
Computation of Tax Expense
Federal income tax (a)	$68.7	$71.9	$66.3

Increases (decreases) in tax resulting from —
State income taxes, net of federal effect (b)	(4.0)	1.2	1.2
Depreciation	(3.1)	(1.3)	(4.0)
Investment tax credit amortized	(2.9)	(2.9)	(2.9)
Non-deductible compensation	0.2	0.2	—
Section 199 — domestic production deduction	(0.8)	(1.6)	—
Accrual for open tax years (c)	5.1	11.2	5.3
Other, net	6.6	1.2	0.6
Total tax expense (d)	$69.8	$79.9	$66.5

Components of Tax Expense
Taxes currently payable (b)	$109.3	$85.0	$44.3
Deferred taxes —
Depreciation and amortization	(37.9)	(11.7)	(3.3)
Shareholder litigation	—	—	23.2
Other	1.3	9.5	5.2
Deferred investment tax credit, net	(2.9)	(2.9)	(2.9)
Total tax expense (d)	$69.8	$79.9	$66.5

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2006	2005
Net Non-Current Assets (Liabilities)
Depreciation/property basis	$(380.3)	$(402.2)
Income taxes recoverable	(18.6)	(10.1)
Regulatory assets	(9.7)	(9.4)
Investment tax credit	15.2	16.3
Investment loss	2.9	9.6
Compensation and employee benefits	39.2	38.7
Insurance	1.6	1.8
Other (e)	(5.5)	28.3
Net non-current (liabilities)	$(355.2)	$(327.0)

Net Current Assets
Other	$2.0	$5.4
Net current assets	$2.0	$5.4

(a) The statutory tax rate of 35% was applied to pre-tax income from continuing operations before preferred dividends.
(b) We have recorded $10.4 million, ($2.1) million and $11.7 million in 2006, 2005 and 2004, respectively, for state tax credits available related to the consumption of coal mined in Ohio.

(c)   We have recorded $5.1 million, $11.2 million and $5.3 million in 2006, 2005 and 2004, respectively, of tax provision for tax deduction or income positions taken in prior tax returns that we believe were properly treated on such tax returns but for which it is possible that these positions may be contested.

(d)   Excludes ($2.1) million in 2005 of income taxed reported as cumulative effect of accounting change, net of income taxes. Also excludes $3.6 million in 2006, $19.9 million in 2005 and $59.1 million in 2004 of income taxes reported as discontinued operations.

(e)   The Other non-current liabilities caption includes deferred tax assets related to state tax net operating loss carryforwards, net of related valuation allowances of $10.1 million in 2006 and $6.8 million in 2005. The majority of these net operating losses are Ohio franchise tax loss carryforwards that expire after the phase-out of the Ohio franchise tax is completed in 2008. Remaining Ohio franchise tax loss carryforwards after 2008 can be used to offset the Ohio Commercial Activity Tax liability and do not expire until after 2029.

For the years ended December 31, 2006, 2005 and 2004, DP&L’s components of income tax were as follows:

DP&L

	For the years ended
	December 31,
$ in millions	2006	2005	2004
Computation of Tax Expense
Federal income tax (a)	$134.6	$123.6	$115.4

Increases (decreases) in tax resulting from —
State income taxes, net of federal effect (b)	2.4	7.4	7.0
Depreciation	(3.1)	(1.3)	(3.9)
Investment tax credit amortized	(2.9)	(2.9)	(2.9)
Non-deductible compensation	0.1	0.2	—
Section 199 — domestic production deduction	(0.8)	(1.6)	—
Accrual for open tax years (c)	5.1	11.2	5.3
Other, net	6.8	1.5	(0.1)
Total tax expense (d)	$142.2	$138.1	$120.8

Components of Tax Expense
Taxes currently payable (b)	$158.5	$149.4	$136.8
Deferred taxes —
Depreciation and amortization	(17.1)	(16.4)	(10.0)
Other	3.7	8.0	(3.1)
Deferred investment tax credit, net	(2.9)	(2.9)	(2.9)
Total tax expense (d)	$142.2	$138.1	$120.8

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2006	2005
Net Non-Current Assets (Liabilities)
Depreciation/property basis	$(368.1)	$(367.6)
Income taxes recoverable	(18.6)	(10.1)
Regulatory assets	(9.7)	(9.4)
Investment tax credit	15.3	16.3
Compensation and employee benefits	39.2	38.7
Other (e)	(18.3)	8.9
Net non-current (liabilities)	$(360.2)	$(323.2)

Net Current Assets
Other	$0.7	$4.9
Net current assets	$0.7	$4.9

(a) The statutory tax rate of 35% was applied to pre-tax income from continuing operations before preferred dividends.
(b) We have recorded $10.4 million, ($2.1) million and $11.7 million in 2006, 2005 and 2004, respectively, for state tax credits available related to the consumption of coal mined in Ohio.

(c)   We have recorded $5.1 million, $11.2 million and $5.3 million in 2006, 2005 and 2004, respectively, of tax provision for tax deduction or income positions taken in prior tax returns that we believe were properly treated on such tax returns but for which it is possible that these positions may be contested.

(d) Excludes ($2.1) million in 2005 of income taxed reported as cumulative effect of accounting change, net of income taxes.

(e)   The Other non-current liabilities caption includes deferred tax assets related to state tax net operating loss carryforwards, net of related valuation allowances of $0.3 million in 2006 and zero in 2005. The majority of these net operating losses are Ohio franchise tax loss carryforwards that expire after the phase-out of the Ohio franchise tax is completed in 2008. Remaining Ohio franchise tax loss carryforwards after 2008 can be used to offset the Ohio Commercial Activity Tax liability and do not expire until after 2029.

5.  Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  Benefits under this SERP have been frozen and no additional benefits can be earned.  We also have unfunded liabilities related to retirement benefits for certain active, terminated and retired key executives (not related to our ongoing litigation with three former executives).  These liabilities totaled approximately $0.5 million at December 31, 2006.

On February 23, 2006, DPL’s Board of Directors approved a new compensation and benefits program that includes The DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (New SERP) which replaces the Company’s Supplemental Executive Retirement Plan (SERP) that was terminated as to new participations in 2000. The Compensation Committee of the Board of Directors will designate the eligible employees.  Pursuant to the New SERP, we will provide a supplemental retirement benefit to participants by crediting an account established for each participant in accordance with the Plan requirements.  We shall designate as hypothetical investment funds under the New SERP one or more of the investment funds provided under The Dayton Power and Light Company Employee Savings Plan. Each participant may change his or her hypothetical investment fund selection at specified times.  If a participant does not elect a hypothetical investment fund(s), then we shall select the hypothetical investment fund(s) for such participant.

A participant shall become 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or upon a change of control or the participant’s death or disability.  If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

We adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” for the year ended December 31, 2006.  Certain disclosures in regard to prior service costs, transition costs and net gains/losses are not available for 2006 because SFAS 158 was adopted on a prospective basis.  The incremental effects of adopting FAS 158 are set out in the following table:

Incremental Effect of Applying FASB Statement No. 158 on Individual Line Items in the Consolidated Balance
Sheet for Pension and Postretirement Benefits

December 31, 2006

(in millions)

	Before Application of Statement 158	Adjustments		After Application of Statement 158
debit/(credit)	December 31, 2006	Pension	Post-Retirement	December 31, 2006
Other current liabilities	—	(0.4)	(0.5)	(0.9)
Other deferred credits	(32.3)	(25.9)	10.8	(47.4)
Deferred income taxes	8.0	12.5	(3.6)	16.9

Regulatory asset	—	47.0	0.1	47.1
Deferred income taxes	—	(16.4)	(0.1)	(16.5)

Regulatory liability—Other deferred credits	—	—	(7.6)	(7.6)
Deferred income taxes	—	—	2.7	2.7

Accumulated other comprehensive (gain)/loss (before tax)	55.1	(20.6)	(2.9)	31.6
Deferred income taxes	(19.3)	7.2	1.0	(11.1)
Accumulated other comprehensive (gain)/loss (after tax)	35.8	(13.4)	(1.9)	20.5

A regulatory asset was recorded for the portion of the unfunded obligation related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered.  This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth our pension and postretirement benefit plans obligations, assets and amounts recorded on the Consolidated Balance Sheets as of December 31.  The amounts presented in the following tables for pension include both the defined benefit pension plan and the Supplemental Executive Retirement Plan in the aggregate.

	Pension		Postretirement
$ in millions	2006	2005	2006	2005
Change in Benefit Obligation During Year
Benefit obligation at January 1	$299.1	$280.5	$31.1	$32.0
Service cost	4.2	3.9	—	—
Interest cost	16.7	15.7	1.5	1.8
Plan amendments	—	9.3	—	—
Actuarial (gain) loss	0.3	8.2	(2.6)	0.4
Benefits paid	(25.8)	(18.5)	(2.9)	(3.1)
Benefit obligation at December 31	$294.5	$299.1	$27.1	$31.1

Change in Plan Assets During Year
Fair value of plan assets at January 1	$260.0	$265.9	$7.9	$8.9
Actual return on plan assets	26.8	12.2	0.2	0.1
Contributions to plan assets	5.4	0.4	1.8	2.0
Benefits paid	(25.8)	(18.5)	(2.9)	(3.1)
Fair value of plan assets at December 31	$266.4	$260.0	$7.0	$7.9

Funded Status of Plan	$(28.1)	$(39.1)	$(20.1)	$(23.2)

Amounts Recognized in the Consolidated Balance Sheets at December 31 (a)
Current liabilities	$(0.4)	N/A	$(0.4)	N/A
Non-current liabilities	(27.7)	N/A	(19.7)	N/A
Net asset/(liability) at December 31	$(28.1)	N/A	$(20.1)	N/A

Amounts Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities (a)
Net transition obligation (asset)	$—	N/A	$0.2	N/A
Prior service cost (credit)	14.6	N/A	—	N/A
Net actuarial loss (gain)	66.8	N/A	(10.6)	N/A
Accumulated other comprehensive income, regulatory assets and regulatory liabilities, pre-tax	$81.4	N/A	$(10.4)	N/A

(a)          The requirements of SFAS 158 are not applied retrospectively and do not apply to disclosures for 2005.

The accumulated benefit obligation for our defined benefit pension plans was $282.7 million and $287.6 million at December 31, 2006 and 2005, respectively.

The net periodic benefit cost (income) of the pension and postretirement benefit plans at December 31 were:

Net Periodic Benefit Cost (Income)	Pension			Postretirement
$ in millions	2006	2005	2004	2006	2005	2004
Service cost	$4.2	$3.9	$3.5	$—	$—	$—
Interest cost	16.6	15.7	16.0	1.5	1.8	1.9
Expected return on assets (a)	(21.7)	(21.5)	(21.7)	(0.5)	(0.5)	(0.6)
Amortization of unrecognized:
Actuarial (gain) loss	3.9	3.8	2.0	(1.3)	(0.8)	(1.1)
Prior service cost	2.6	2.3	2.7	—	—	—
Transition obligation (asset)	—	—	—	0.2	0.2	0.2
Net benefit cost (income) before adjustments	5.6	4.2	2.5	(0.1)	0.7	0.4

Settlement costs (b)	2.6	—	—	—	—	—
Special termination benefit cost (c)	0.3	0.2	—	—	—	—
Curtailment cost (d)	—	0.1	—	—	—	—
Net benefit cost (income) after adjustments	$8.5	$4.5	$2.5	$(0.1)	$0.7	$0.4

(a)             The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-related value systematically over a three-year period.

(b)            The settlement cost relates to a former officer (not related to our ongoing litigation with three former executives) who has elected to receive a lump sum distribution in 2007 from the Supplemental Executive Retirement Plan.

(c)             In 2006 and 2005, special termination benefit costs were recognized as a result of 32 employees who participated in a voluntary early retirement program.  16 employees retired at various dates during 2005 and 16 additional employees retired at various dates during 2006; this program was completed as of April 1, 2006.

(d)            In 2005, a curtailment cost was recognized as a result of a freeze in benefits for the remaining active employee participating in the Supplemental Executive Retirement Plan.

DP&L’s pension and postretirement plan assets were comprised of the following asset categories at December 31:

	Pension		Postretirement
Asset Category	2006	2005	2006	2005
Equity securities	59%	51%	0%	0%
Debt secruities	38%	48%	100%	100%
Real estate	0%	0%	0%	0%
Other	3%	1%	0%	0%
Total	100%	100%	100%	100%

Plan assets are invested using a total return investment approach whereby a mix of equity securities, debt securities and other investments are used to preserve asset values, diversify risk and achieve our target investment return benchmark.  Investment strategies and asset allocations are based on careful consideration of plan liabilities, the plan’s funded status and our financial condition.  Investment performance and asset allocation are measured and monitored on an ongoing basis.  At December 31, 2006, there were no shares of DPL common stock held as plan assets.

Our expected return on plan asset assumptions, used to determine benefit obligations, are based on historical long-term rates of return on investment, which use the widely accepted capital market principle that assets with higher volatility generate a greater return over the long run.  Current market factors, such as inflation and interest rates, as well as asset diversification and portfolio rebalancing, are evaluated when long-term capital market assumptions are determined.  Peer data and historical returns are reviewed to verify reasonability and appropriateness.

Our overall expected long-term rate of return on assets is approximately 8.50% for pension plan assets and approximately 6.75% for retiree welfare plan assets.  This expected return is based exclusively on historical returns, without adjustments.  There can be no assurance of our ability to generate that rate of return in the future.

Our overall discount rate was evaluated in relation to the December 31, 2006 Hewitt Yield Curve.  The Hewitt Yield Curve represents a portfolio of top-quartile AA-rated bonds used to settle pension obligations and supported a weighted average discount rate of 5.75% at December 31, 2006.  Peer data and historical returns were also reviewed to verify the reasonability and appropriateness of our discount rate used in the calculation of benefit obligations and expense.

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:

	Pension		Postretirement
Benefit Obligation Assumptions	2006	2005	2006	2005
Discount rate for obligations	5.75%	5.75%	5.75%	5.75%
Rate of compensation increases	4.00%	4.00%	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Pension			Postretirement
Net Periodic Benefit Cost (Income) Assumptions	2006	2005	2004	2006	2005	2004
Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Expected rate of return on plan assets	8.50%	8.50%	8.50%	6.75%	6.75%	6.75%
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A

The assumed health care cost trend rates at December 31 are as follows:

	Expense		Benefit Obligations
Health Care Cost Assumptions	2006	2005	2006	2005
Current health care cost trend rate	10.00%	10.00%	10.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Ultimate health care cost trend rate - year	2011	2010	2012	2011

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of Change in Health Care Cost Trend Rate ($ in millions)	Increase 1%	Decrease 1%
Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$1.5	$(1.3)

The following benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments
$ in millions	Pension	Postretirement

2007	$19.4	$2.6
2008	$19.8	$2.6
2009	$20.2	$2.6
2010	$20.7	$2.5
2011	$20.9	$2.4
2012 - 2016	$111.9	$10.0

We expect to contribute $0.4 million to its pension plan and $2.6 million to its other postretirement benefit plan in 2007.

6.  Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 113,018,972 are outstanding at December 31, 2006.  DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2005.  The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program on August 21, 2006.  In total, 14.9 million shares were repurchased at a cost of $400.0 million.  These Board-authorized repurchase transactions resulted in an 11.7% reduction of the outstanding stock of December 31, 2005 at an average price of $26.91 per share.  These shares are currently held as treasury shares.  There were no other repurchases during 2006 and 2005.

In September 2001, DPL’s Board of Directors renewed its Shareholder Rights Plan, attaching one right to each common share outstanding at the close of business on December 13, 2001.  The rights separate from the common shares and become exercisable at the exercise price of $130 per right in the event of certain attempted business combinations.  The renewed plan expires on December 31, 2011.

In February 2000, DPL entered into a series of recapitalization transactions including the issuance of $550 million of a combination of voting preferred and trust preferred securities and warrants to an affiliate of investment company Kohlberg Kravis Roberts & Co. (KKR).  As part of this recapitalization transaction, 31.6 million warrants were issued.  These warrants were sold for an aggregate purchase price of $50 million. The warrants are exercisable, in whole or in part, for common shares at any time during the twelve-year period commencing on March 13, 2000.  Each warrant is exercisable for one common share, subject to anti-dilution adjustments (i.e., stock split, stock dividend).  The exercise price of the warrants is $21.00 per common share, subject to anti-dilution adjustments.

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

During December 2004 and January 2005, Dayton Ventures, LLC requested that we transfer all of Dayton Ventures, LLC’s warrants to Lehman Brothers, Inc. (Lehman) in four transactions.  Lehman has subsequently transferred a large number of these warrants to unaffiliated third parties.  During one of these transactions in 2005, Dayton Ventures, LLC agreed to sell back to DPL at par all of the outstanding 6,600,000 voting preferred shares.  As a result of the reduction of Dayton Ventures, Inc.’s warrant ownership below 12,640,000, Dayton Ventures, LLC was no longer eligible to receive an annual $1 million management, consulting and financial services fee and it no longer had the right to designate one person to serve as a director of the DPL and DP&L and no longer had the right to designate one person to serve as a non-voting observer of DPL and DP&L.  Currently, Dayton Ventures, LLC does not have any ownership interest in DPL or DP&L.

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

Dividends received by the ESOP for unallocated shares were used to repay the principal and interest on an ESOP loan to DPL.  As debt service payments were made on the loan, shares are released on a pro-rata basis.  Dividends on the allocated shares are charged to retained earnings.

ESOP cumulative shares allocated to employees and outstanding for the calculation of earnings per share were 3.4 million in 2006, 3.2 million in 2005, and 3.0 million in 2004.  Compensation expense associated with the ESOP, which is based on the fair value of the shares allocated, amounted to $3.7 million in 2006, $3.1 million in 2005, and $2.5 million in 2004.

In April 2006, DPL’s Shareholders approved The DPL Inc. Equity and Performance Incentive Plan (the EPIP) which became immediately effective and will remain in effect for a term of ten years, unless sooner terminated in accordance with its terms. The Compensation Committee of the Board of Directors will designate the employees and directors eligible to participate in the EPIP and the times and types of awards to be granted. Under the EPIP, the Compensation Committee may grant equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and units, and other stock-based awards. Awards may be subject to the achievement of certain management objectives. In addition, the EPIP provides, upon recommendation of the Chief Executive Officer and Chairman of the Board, for a grant of a special equity award to recognize outstanding performance. A total of 4,500,000 shares of the Company’s common stock were reserved for issuance under the EPIP.

7.  Preferred Stock

DPL:	Series B, no par value, 8,000,000 shares authorized; no shares outstanding as of December 31, 2006

DP&L:	$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

			Current Shares	Par Value at	Par Value at
		Current	Outstanding at	December 31,	December 31,
		Redemption	December 31,	2006	2005
Preferred Stock Rate		Price	2006	($ in millions)	($ in millions)
DPL Series B (a)	0.00%	$0.01	—	$—	$—
DP&L Series A	3.75%	$102.50	93,280	9.3	9.3
DP&L Series B	3.75%	$103.00	69,398	7.0	7.0
DP&L Series C	3.90%	$101.00	65,830	6.6	6.6
Total			228,508	$22.9	$22.9

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

In August 2001, DPL issued $300 million of trust preferred securities to institutional investors at 8.125% and $400 million of senior unsecured notes at 6.875%.  The August 2001 trust preferred securities have a term of 30 years and the senior unsecured notes have a term of 10 years.  In the fourth quarter of 2003, DPL adopted FIN46R and deconsolidated the DPL Capital Trust II, which resulted in transferring the August 2001 trust preferred securities to the DPL Capital Trust II and establishing a note to Capital Trust II for $300 million at 8.125%.  In August 2005, DPL redeemed $105 million of these Capital Securities, leaving $195 million outstanding.

The voting preferred shares (DPL Series B) were not redeemable, except at the option of the holder.  DPL agreed to redeem such number so that at no time would the holder and its affiliates maintain an ownership interest of greater than 4.9% of the voting rights of DPL.  DPL’s Series B preferred shares may only be transferred or otherwise disposed of together with a corresponding number of warrants, unless the holder and its affiliates hold a greater number of warrants than DPL’s Series B preferred shares, in which case the holder may transfer any such excess warrants without transferring DPL’s Series B preferred shares.  If the holder of a warrant wishes to exercise warrants that are not excess warrants, DPL will redeem simultaneously with the exercise of such warrants an equal number of DPL’s Series B preferred shares held by such holder. DPL repurchased 6,600,000

DPL Series B preferred shares on January 12, 2005 at par for an aggregate purchase price of $66,000.  There are currently no Series B preferred shares outstanding.

The DP&L preferred stock may be redeemed at DPL’s option at the per-share prices indicated, plus cumulative accrued dividends.

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

8.  Long-term Debt

DPL Inc.		At December 31,
$ in millions		2006	2005
DP&L —	First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L —	Pollution control series maturing 2036 - 4.80%	100.0	—
DP&L —	Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
		784.4	684.4

DPL Inc. —	Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. —	Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. —	Senior Notes 6.25% Series due 2008	100.0	100.0
DPL Inc. —	Senior Notes 8.25% Series due 2007	—	225.0
DPL Inc. —	Senior Notes 8.00% Series due 2009	175.0	175.0
DP&L —	Obligations for capital leases	2.0	3.0
Unamortized debt discount (b)		(2.0)	(2.7)
Total		$1,551.8	$1,677.1

(a)          Weighted average interest rate for 2006 and 2005.

(b)          DP&L’s unamortized debt discount was $(1.2) million and $(1.5) million for December 31, 2006 and 2005, respectively.

DP&L	At December 31,
$ in millions	2006	2005
First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
Pollution control series maturing 2036 - 4.80%	100.0	—
Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	784.4	684.4

Obligations for capital leases	2.0	3.0
Unamortized debt discount	(1.2)	(1.5)
Total	$785.2	$685.9

(a)   Weighted average interest rate for 2006 and 2005.

At December 31, 2006, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $225.9 million in 2007, $100.7 million in 2008, $175.7 million in 2009, $0.6 million in 2010 and $297.4 million in 2011.

At December 31, 2006, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.9 million in 2007, $0.7 million in 2008, $0.7 million in 2009, $0.6 million in 2010 and none in 2011. Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On March 25, 2004, DPL completed a $175 million private placement of unsecured 8% Series Senior Notes due March 2009.  The Senior Notes will not be redeemable prior to maturity except that DPL has the right to redeem the notes for a make-whole payment at the adjusted treasury rate plus 0.25%.  The 8% Series Senior Notes were issued pursuant to its indenture dated as of March 1, 2000, and pursuant to authority granted in Board resolutions dated March 25, 2004.  The notes impose a limitation on the incurrence of liens on the capital stock of any of DPL’s significant subsidiaries and require DPL and its subsidiaries to meet a consolidated coverage ratio of 2 to 1 prior to incurring additional indebtedness.  The limitation on the incurrence of additional indebtedness does not apply to (i) indebtedness incurred to refinance existing indebtedness, (ii) subordinated indebtedness and (iii) up to $150 million of additional indebtedness.  In addition to the events of default specified in the indenture, an event of default under the notes includes a payment default or acceleration of indebtedness under any other indebtedness of DPL or any of its subsidiaries which aggregates $25 million or more.  The purchasers were granted registration rights in connection with the private placement under an Exchange and Registration Rights Agreement.  Pursuant to this agreement, DPL was obligated to file an exchange offer registration statement by July 22, 2004, have the registration statement declared effective by September 20, 2004 and consummate the exchange offer by October 20, 2004.    DPL failed (1) to have a registration statement declared effective and (2) to complete the exchange offer according to this timeline.  As a result, DPL had been accruing additional interest at a rate of 0.5% per year for each of these two violations, up to an additional interest rate not to exceed in the aggregate 1.0% per year.  As each violation was cured, the additional interest rate decreased by 0.5% per annum.  DPL’s exchange offer registration statement for these securities was declared effective by the SEC on June 27, 2006.  As a result, on June 27, 2006, DPL ceased accruing 0.5% of the additional interest.  On July 31, 2006, DPL ceased accruing the other 0.5% of additional interest when the exchange of registered notes for the unregistered notes was completed.  By completing the exchange, DPL reduced the annual interest expense by $1.8 million.

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

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the Bonds when due is insured by an insurance policy issued by Financial Guaranty Insurance Company.  DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen and Stuart Generating Stations.  These facilities are currently under construction and the proceeds from the borrowing have been placed in escrow with a trustee (the Bank of New York) and are being drawn upon only as facilities are built and qualified costs are incurred.  In the event any of the proceeds are not drawn, DP&L would eventually be required to return the unused proceeds to bondholders.  DP&L expects to draw down the remaining available funds from this borrowing by the end of the second quarter 2007.

DP&L expects to use the remaining $100 million of volume cap carryforward prior to the end of 2008.  DP&L is planning to issue in conjunction with the OAQDA another $100 million of tax-exempt bonds to finance the remaining solid waste disposal facilities at Miami Fort, Killen, Stuart and Conesville Generating Stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at December 31, 2006.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  As of December 31, 2006, DP&L had no outstanding letters of credit against the facility.

On February 24, 2005, DP&L entered into an amendment to extend the term of its Master Letter of Credit Agreement with a financial lending institution for one year and to reduce the maximum dollar volume of letters of credit to $10 million.  On February 17, 2006, DP&L renewed its $10 million agreement for one year.  This agreement supports performance assurance needs in the ordinary course of business.  This agreement was not renewed in 2007.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2006, DP&L had two outstanding letters of credit for a total of $2.2 million.

There are no inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

9.  Stock-Based Compensation

We adopted SFAS 123R on January 1, 2006 using the modified prospective approach for stock options and restricted stock units (RSUs).  As a result of the adoption of SFAS 123R, we recognized $0.7 million less compensation expense for the year ended December 31, 2006, as compared to what we would have recognized under SFAS 123.

In 2000, DPL’s Board of Directors adopted and DPL’s shareholders approved The DPL Inc. Stock Option Plan.  The plan provides that “no single Participant shall receive Options with respect to more than 2,500,000 shares.”  Options granted in 2000, 2001 and 2002 were fully vested as of December 31, 2005 and expire ten years from the grant date.  In 2003, 100,000 options were granted which vest equitably over five years and expire ten years from the grant date.  In 2004, 200,000 options were granted that vested over nineteen months and expire approximately 6.5 years from the grant date; 100,000 of these options vested in May 2005 and the remaining 100,000 vested in May 2006.  Another 20,000 options were granted in 2004 that vested in five months and expire ten years from the grant date.  In December 2004, 30,000 options were granted that vest equitably over three years and expire ten years from the grant date.  In 2005, 350,000 options were granted that vested in June 2006 and expire three years from the grant date.  At December 31, 2006, there were 1,528,500 options available for grant.  On April 26, 2006, DPL’s shareholders approved The DPL Inc. 2006 Equity and Performance Incentive Plan (EPIP).  With the approval of EPIP, no new awards will be granted under The DPL Inc. Stock Option Plan, but shares relating to awards that are forfeited or terminated under The DPL Inc. Stock Option Plan may be granted.

The schedule of option activity for the twelve months ended December 31, 2006 was as follows:

		Weighted-Avg.
	Number of	Grant Date
$ in millions	Options	Fair Value
Non-vested at January 1, 2006	510,000	$2.2
Granted in 2006	—	$—
Vested in 2006	(460,000)	$(2.0)
Forfeited in 2006	(40,000)	$(0.1)
Non-vested at December 31, 2006	10,000	$0.1

Summarized stock option activity was as follows:

	For year ended	For year ended
	December 31,	December 31,
	2006	2005
Options:
Outstanding at beginning of year	5,486,500	6,165,500
Granted	—	350,000
Exercised	(355,000)	(1,025,000)
Forfeited	(40,000)	(4,000)
Outstanding at year-end (a)	5,091,500	5,486,500
Exercisable at year-end	5,081,500	4,100,000

Weighted average option prices per share:
Outstanding at beginning of year	$21.86	$21.39
Granted	$—	$26.82
Exercised	$21.00	$21.18
Forfeited	$15.88	$29.63
Outstanding at year-end	$21.95	$21.86
Exercisable at year-end	$21.94	$20.98

(a)          In dispute with certain former executives, among other things, are approximately 1 million forfeited options not included above and 3.6 million outstanding options that are included above. See Note 15 of Notes to Consolidated Financial Statements.

No stock options were granted in 2006.  The weighted-average fair value of options granted was $3.80 per share in 2005.  The fair values of the options were estimated as of the dates of grant using a Black-Scholes option pricing model.

There were 355,000 stock options exercised during 2006.  The market value of options that were vested at December 31, 2006 was approximately $32 million.  Shares issued upon share option exercise are issued from treasury stock.  DPL has sufficient treasury stock to satisfy outstanding options.

The following table reflects information about stock options outstanding at December 31, 2006:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$14.95 - $21.00	4,305,000	3.5 years	$20.42	4,305,000	$20.42
$21.01 - $29.63	786,500	2.7 years	$28.01	776,000	$28.05

As of December 31, 2006, there was $0.1 million of total unrecognized compensation cost related to non-vested stock options granted under the Plan.  We expect to recognize $0.1 million of this cost in 2007.

In addition, RSUs were granted to certain key employees prior to 2001.   There were 1.3 million RSUs outstanding as of December 31, 2006, of which 1.3 million were vested.  Substantially all of the vested RSUs are in dispute as part of our ongoing litigation with Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and Interim Chief Financial Officer; and Stephen F. Koziar, formerly DPL’s Chief Executive Officer and President.  The remaining 0.1 million non-vested RSUs will be paid in cash upon vesting and will vest as follows:  20,097 in 2007; 14,688 in 2008; 10,205 in 2009; and 5,008 in 2010.  Vested RSUs are marked to market each quarter and any adjustment to compensation expense is recognized at that time.  Non-vested RSUs are valued quarterly at fair value using the Black-Scholes model to determine the amount of compensation expense to be recognized.  Non-vested RSUs do not earn dividends.

The following management assumptions were used in the Black-Scholes model to calculate the fair value of the non-vested stock options and RSUs:

Volatility	9.5 - 26.1%
Expected life (years)	0.6 - 3.6
Dividend yield rate	3.7 - 4.7%
Risk-free interest rate	4.3 - 4.9%

At the 2006 Annual Shareholder’s Meeting, DPL’s shareholders approved The DPL Inc. 2006 Equity and Performance Incentive Plan.  Under the EPIP, the Board adopted a Long-Term Incentive Plan (LTIP) under which DPL will award a targeted number of performance shares of common stock to executives.  Awards under the LTIP will be awarded based on a Total Shareholder Return Relative to Peers performance.  No performance shares will be earned in a performance period if the three-year Total Shareholder Return Relative to Peers is below the threshold of the 40th percentile.  Further, the LTIP awards will be capped at 200% of the target number of performance shares, if the Total Shareholder Return Relative to Peers is at or above the threshold of the 90th percentile.  The Total Shareholder Return Relative to Peers is considered a performance condition under FAS 123R.  The requisite performance period for each tranche of the Performance Shares is:

Tranche 1	January 1, 2004 to December 31, 2006
Tranche 2	January 1, 2005 to December 31, 2007
Tranche 3	January 1, 2006 to December 31, 2008

The schedule of non-vested performance share activity for the twelve months ended December 31, 2006 follows:

	Number of	Weighted-Avg.
	Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2006	—	$—
Granted in 2006	244,423	$6.3
Vested in 2006	(44,045)	$(1.2)
Forfeited in 2006	(89,655)	$(2.4)
Non-vested at December 31, 2006	110,723	$2.7

December 31,
2006
Performance Shares:
Outstanding at beginning of year	—
Granted	244,423
Exercised	—
Forfeited	(89,655)
Outstanding at end of period	154,768
Exercisable at end of period	44,045

Performance shares do not have an exercise price.

As of December 31, 2006, there was $1.9 million of total unrecognized compensation cost related to non-vested performance shares granted under the LTIP.  We expect to recognize $1.5 million of this cost in 2007 and $0.4 million in 2008.  A forfeiture rate of 20% was estimated in calculating the compensation expense.

Shares issued upon achievement of the required performance condition will be issued from treasury stock.  DPL believes it has sufficient treasury stock to satisfy outstanding performance shares.

The following management assumptions were used in the Monte Carlo simulation calculated by an actuarial consultant to estimate the fair value of the performance shares:

Volatility	17.9% - 20.3%
Expected life (years)	3.0
Dividend yield rate	3.7%
Risk-free interest rate	4.6% - 4.7%

On October 2, 2006, Paul M. Barbas (President and Chief Executive Officer) was granted 19,000 shares of DPL Inc. Restricted Stock (Restricted Shares), granted under the 2006 Equity and Performance Incentive Plan.  The Restricted Shares are to be registered in Mr. Barbas’ name, receive dividends as declared and paid on all DPL common stock and will vest in two tranches.  A total of 9,000 Restricted Shares shall become non-forfeitable on December 31, 2009 if Mr. Barbas remains in the continuous employ of the Company until such date.  The remaining 10,000 Restricted Shares will become non-forfeitable on December 31, 2011 if Mr. Barbas remains a Company employee.

	Number of	Weighted-Avg.
	Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2006	—	$—
Granted in 2006	19,000	$0.5
Vested in 2006	—	$—
Forfeited in 2006	—	$—
Non-vested at December 31, 2006	19,000	$0.5

December 31,
2006
Restricted Shares:
Outstanding at beginning of year	—
Granted	19,000
Exercised	—
Forfeited	—
Outstanding at end of period	19,000
Exercisable at end of period	—

Restricted shares do not have an exercise price.

As of December 31, 2006, there was $0.5 million of total unrecognized compensation cost related to non-vested restricted shares granted under the EPIP.  We expect to recognize $0.1 million of this cost annually over the next five years.

Restricted shares will be issued from treasury stock.  DPL believes it has sufficient treasury stock to satisfy outstanding restricted shares.

For the quarter ended December 31, 2006, total compensation expense was $1.7 million with an associated tax benefit of $0.7 million.  Compensation expense for the year ended December 31, 2006 was $5.8 million for all share-based compensation (stock options, RSUs, restricted shares and performance shares) and the tax benefit associated with these expenses was $2.1 million.

For the year ended December 31, 2006, operating income was $0.7 million higher under SFAS 123R than under SFAS 123, while the impact to net income was $0.5 million due to a decrease in the tax benefit of $0.2 million.  There was no impact on basic or diluted earnings per share.

10.  Ownership of Facilities

We and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests.  As of December 31, 2006, we had $359 million of construction in progress at such facilities.  Our share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and its share of the investment in the facilities is included in the Consolidated Balance Sheets.

Our undivided ownership interest in such facilities at December 31, 2006, is as follows:

			DP&L
	DP&L Share		Investment
		Production	Gross Plant
	Ownership	Capacity	In Service
	(%)	(MW)	($ in millions)
Production Units:
Beckjord Unit 6	50.0	210	$62
Conesville Unit 4	16.5	129	34
East Bend Station	31.0	186	198
Killen Station	67.0	428	427
Miami Fort Units 7 & 8	36.0	360	195
Stuart Station	35.0	839	383
Zimmer Station	28.1	365	1,045

Transmission (at varying percentages)			89

11.  Discontinued Operations

	For the years ended
	December 31,
$ in millions	2006	2005	2004
Investment income	$—	$41.3	$178.5
Investment expenses	(1.3)	(9.5)	(23.6)
Income from discontinued operations	(1.3)	31.8	154.9

Gain realized from sale	18.9	53.1	—
Broker fees and other expenses	—	(6.5)	—
Loss recorded	—	(5.6)	—
Net gain on sale	18.9	41.0	—

Earnings before income taxes	17.6	72.8	154.9
Income tax expense	(3.6)	(19.9)	(59.1)
Earnings from discontinued operations, net	$14.0	$52.9	$95.8

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses were recognized as the sale of each fund closed.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund.  During 2005, MVE and MVIC completed the sale of their interests in forty-three and a portion of one of those private equity funds resulting in a $46.6 million pre-tax gain ($53.1 million less $6.5 million professional fees) from discontinued operations and provided approximately $796 million in net proceeds, including approximately $52 million in net distributions from funds while held for sale.  As part of this pre-tax gain, we realized $30 million that was previously recorded as an unrealized gain in other comprehensive income.

During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The terms of the alternative arrangements do not meet the criteria for recording a sale.  DPL is obligated to remit to AlpInvest/Lexington 2005, LLC any distributions MVE receives from these funds, and AlpInvest/Lexington 2005, LLC is obligated to provide funds to DPL to pay any contribution notice, capital call or other payment notice or bill for which MVE receives notice with respect to such funds.  The alternative arrangements resulted in a 2005 deferred gain of $27.1 million until such terms of a sale can be completed (contingent upon receipt of general partner approvals of the transfer) and in 2005 provided approximately $72 million in net proceeds on these funds.  We recorded an impairment loss of $5.6 million in the second quarter of 2005 to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  Ownership of these funds will transfer after the general partners of each of the separate funds consent to the transfer.

On March 31, 2006, MVE completed the sale of the remaining portion of one private equity fund, for which MVE had previously entered into an alternative closing arrangement resulting in the recognition of $13.2 million of the deferred gain.  On August 31, 2006, MVE completed the sale of a portion of one of the two remaining private equity funds, resulting in recognition of $5.7 million of the deferred gain.  The sale of the residual portion of this private equity fund was completed during the first quarter of 2007, resulting in the recognition of approximately $8.2 million of the deferred gain.  The transfer of the one remaining fund is expected to be completed in 2008.

DPL did not have any income from discontinued operations in 2006 due to the sale of the portfolio, but there were $1.3 million in legal fees directly relating to the ongoing litigation related to the asset portfolio.  DPL’s  income from discontinued operations (pre-tax) for the year ended December 31, 2005 of $31.8 million is comprised of $41.3 million of investment income less $9.5 million of associated management fees and other expenses.  Income from discontinued operations (pre-tax) for the year ended December 31, 2004 of $154.9 million is comprised of $178.5 million of investment income less $23.6 million of associated management fees and other expenses.

For the year ended December 31, 2006, DPL recognized $18.9 million of the gain deferred in 2005 from the sale of the portfolio.  For the year ended December 31, 2005, DPL recognized a $41.0 million pre-tax gain ($53.1 million less $6.5 million of professional fees and $5.6 million impairment loss), deferred gains of $27.1 million on transferred funds from discontinued operations, and provided approximately $868.4 million in net proceeds, including approximately $52 million in net distributions from funds held for sale.  DPL will continue to incur minor amounts of fees in the near term.

In 2006 and 2005, DPL has separately disclosed the earnings from discontinued operations, net of income taxes, which in prior periods were reported with elements of continued operations.  Also in 2006 and 2005, we have separately disclosed the investing portions of the cash flows attributable to its discontinued operations (there was no impact on the operating or investing portions of the cash flows), which in prior periods were reported on a combined basis as a single amount.

12.  Financial Instruments

The fair value of financial instruments is based on current public market prices, discounted cash flows using current rates for similar issues with similar terms and remaining maturities or independent party valuations, which are believed to approximate market.  The basis on which the cost of a security sold or the amount reclassified out of accumulated other comprehensive income was determined by specific identification.  The table below presents the fair value, unrealized gains and losses, and cost of these instruments at December 31, 2006 and 2005.

	At December 31,
	2006					2005
		Gross Unrealized					Gross Unrealized
			Losses					Losses
			less	more				less	more
			than 12	than 12				than 12	than 12
$ in millions	Fair Value	Gains	months	months	Cost	Fair Value	Gains	months	months	Cost
DPL Inc.
Assets
Public Securities
Available-for-sale Securities	$39.9	$5.5	$(0.7)	$(3.1)	$38.2	$24.8	$3.5	$(0.2)	$(2.9)	$24.4
Hold-to-maturity Debt securities (a)	—	—	—	—	—	7.9	—	(0.2)	—	8.1
Derivatives	3.2	3.2	—	—	—	—	—	—	—	—
Total assets	$43.1	$8.7	$(0.7)	$(3.1)	$38.2	$32.7	$3.5	$(0.4)	$(2.9)	$32.5

Liabilities
Long-term debt (b)	$1,798.5				$1,777.7	$1,717.5				$1,678.0

Capitalization
Unallocated shares in ESOP	$101.1				$44.1	$100.1				$49.3

DP&L
Assets
Public Securities
Available-for-sale Securities	$109.5	$41.1	$(0.7)	(3.1)	$72.2	$100.4	$36.7	$(0.2)	$(2.9)	$66.8
Hold-to-maturity Debt securities (a)						7.9	—	(0.2)	—	8.1
Derivatives	3.2	3.2	—	—	—	—	—	—	—	—
Total assets	$112.7	$44.3	$(0.7)	$(3.1)	$72.2	$108.3	$36.7	$(0.4)	$(2.9)	$74.9

Liabilities
Long-term debt (b)	$785.8				$786.1	$685.2				$686.8

(a)  Maturities range from 2006 to 2035.

(b)  Includes current maturities.

In the normal course of business, we enter into various financial instruments, including derivative financial instruments.  These instruments consist of forward contracts that are used to reduce our exposure to changes in energy and commodity prices.  These financial instruments are designated at inception as highly effective cash-flow hedges and are measured for effectiveness both at inception and on an ongoing basis, with gains or losses deferred in Accumulated Other Comprehensive Income until the underlying hedged transaction is realized, canceled or otherwise terminated.  The forward contracts generally mature within twelve months.

13.  Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of DPL common shares outstanding during the year.  Diluted earnings per share are based on the weighted-average number of DPL common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are shares held by DP&L’s Master Trust Plan for deferred compensation and by the ESOP.

For the years 2006, 2005, and 2004, respectively, approximately 0.4 million, 0.5 million, and 28.0 million warrants and stock options were excluded from the computation of diluted earnings per share because they were anti-dilutive.  These warrants and stock options could be dilutive in the future.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income after discontinued operations and cumulative effect of accounting change:

	2006			2005			2004
$ in millions except per	(a)		Per	(a)		Per	(a)		Per
share amounts	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS	$139.6	112.3	$1.24	$174.4	121.0	$1.44	$217.3	120.1	$1.81

Effect of Dilutive Securities:
Stock Incentive Units		1.3			1.2			1.2
Warrants		7.1			6.1			0.6
Stock options, performance and restricted shares		1.2			0.8			0.2

Diluted EPS	$139.6	121.9	$1.15	$174.4	129.1	$1.35	$217.3	122.1	$1.78

(a)  Income after discontinued operations and cumulative effect of accounting change.

14.  Assets Held for Sale

In connection with DPLE’s (significant subsidiary of DPL) decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL concluded that an impairment charge for the Greenville Station and Darby Station assets was required.  Greenville Station consists of four natural gas peaking units with a net book value of approximately $66 million.  Darby Station consists of six natural gas peaking units with a net book value of approximately $156 million.  DPLE plans to sell the Greenville Station and Darby Station assets for $49 million and $102 million, respectively, in two separate transactions.  These sales are expected to take place during the first half of 2007.

During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge to record the fair market write-down of the assets and other associated costs related to the sale.

These assets are no longer being depreciated.  The assets and liabilities held for sale in the Consolidated Balance Sheet are as follows:

($ in millions)
Current Assets:
Inventories	$0.2

Property:
Property, plant and equipment	$283.5
Less: Accumulated depreciation and amortization	(132.3)
Net Property, plant and equipment	$151.2

Current Liabilities:
Accounts payable and accrued expenses	$0.2

15.  Contractual Obligations, Commercial Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2006, these include:

Contractual Obligations

		Payment Year
		Less Than	2 - 3	4 - 5	More Than
$ in millions	Total	1 Year	Years	Years	5 Years
DPL

Long-term debt	$1,774.8	$225.0	$275.0	$297.4	$977.4
Interest payments	1,101.8	98.8	171.2	144.0	687.8
Pension and postretirement payments	235.6	22.0	45.2	46.5	121.9
Capital leases	2.9	0.9	1.4	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	554.6	324.4	118.4	111.8	—
Limestone contracts	58.7	1.7	9.5	10.8	36.7
Other contractual obligations	391.7	328.5	53.7	9.5	—
Total contractual obligations	$4,120.8	$1,001.6	$674.7	$620.7	$1,823.8

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	571.9	39.1	78.3	78.3	376.2
Pension and postretirement payments	235.6	22.0	45.2	46.5	121.9
Capital leases	2.9	0.9	1.4	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	554.6	324.4	118.4	111.8	—
Limestone contracts	58.7	1.7	9.5	10.8	36.7
Other contractual obligations	391.5	328.4	53.6	9.5	—
Total contractual obligations	$2,599.1	$716.8	$306.7	$257.6	$1,318.0

(a)  DP&L-operated units

Long-term debt:
DPL’s long-term debt as of December 31, 2006, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.   During 2006, DP&L entered into $100 million of long-term tax-exempt debt.

DP&L’s long-term debt as of December 31, 2006, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 8 of Notes to Consolidated Financial Statements.

Interest payments:
Interest payments associated with the Long-term debt described above.

Pension and postretirement payments:
As of December 31, 2006, DP&L had estimated future benefit payments as outlined in Note 5 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:
As of December 31, 2006, DP&L had two capital leases that expire in November 2007 and September 2010.

Operating leases:
As of December 31, 2006, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right of way agreements that are assumed to have no definite expiration dates.

Coal contracts:
DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustments and have features that limit price escalation in any given year.

Limestone contracts:
DP&L has entered into various limestone contracts to supply limestone for its generating facilities.

Other contractual obligations:
As of December 31, 2006, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At December 31, 2006, these include:

Credit facilities:
In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  At December 31, 2006, there were no borrowings outstanding under this credit agreement.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.

Guarantees:
DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2006, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

In two separate transactions in November and December 2006, DPL agreed to be a guarantor of the obligations of its wholly-owned subsidiary, DPL Energy, LLC (DPLE) regarding the pending sale of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL has agreed to guarantee the obligations of DPLE over a multiple year period as follows:

	2007	2008	2009	2010
Darby	$30.6	$23.0	$15.3	$7.7

Greenville	$14.8	$11.1	$7.4	$3.7

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  (See Note 1 of Notes to Consolidated Financial Statements.)  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2006, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes, and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise its estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations and financial position.

Legal Matters

Former Executive Litigation

On August 24, 2004, DPL, and its subsidiaries DP&L and MVE, filed a Complaint (and subsequently, amended complaints) against Mr. Forster, Ms. Muhlenkamp and Mr. Koziar (the Defendants) in the Court of Common Pleas of Montgomery County, Ohio asserting legal claims against them relating to the termination of the Valley Partners Agreements, challenging the validity of the purported amendments to the deferred compensation plans and to the employment and consulting agreements with the Defendants, and the propriety of the distributions from the plans to the Defendants, and alleging that the Defendants breached their fiduciary duties and breached their consulting and employment contracts.  DPL, DP&L and MVE seek, among other things, damages in excess of $25,000, disgorgement of all amounts improperly withdrawn by the Defendants from the plans and a court order declaring that DPL, DP&L and MVE have no further obligations under the consulting and employment contracts due to those breaches.

The Defendants have filed their answers (and subsequently, amended answers) denying liability and filed counterclaims (and subsequently, amended counterclaims) against DPL, DP&L, MVE, various compensation plans (the Plans), and current and former employees and current and former members of our Board of Directors.  These counterclaims, as amended, allege generally that DPL, DP&L, MVE, the Plans and the individual defendants breached the terms of the employment and consulting contracts of the Defendants, and the terms of the Plans.  They further allege theories of breach of fiduciary duty, breach of contract, promissory estoppel, tortious interference, conversion, replevin and violations of ERISA under which they seek distribution of deferred compensation balances, conversion of stock incentive units, exercise of options and payment of amounts allegedly owed under the contracts and the Plans.  Defendants’ counterclaims also demand payment of attorneys’ fees.

On March 15, 2005, Mr. Forster and Ms. Muhlenkamp filed a lawsuit in New York state court against the purchasers of the private equity investments in the financial asset portfolio and against outside counsel to DPL and DP&L concerning purported entitlements in connection with the purchase of those investments.  DPL, DP&L and MVE are not defendants in that case; however, the three of us are parties to an indemnification agreement with respect to the purchaser defendants.  On August 18, 2005, the Ohio court issued a preliminary injunction against Mr. Forster and Ms. Muhlenkamp that precludes them from pursuing certain key issues raised by Mr. Forster and Ms. Muhlenkamp in their New York lawsuit that are identical to the issues raised in the pending Ohio lawsuit in the New York court or any other forum other than the Ohio litigation.  In addition, the New York court has stayed the New York litigation pending the outcome of the Ohio litigation.  Mr. Forster and Ms. Muhlenkamp have appealed the preliminary injunction and the appeal is pending at the Ohio Supreme Court.

The trial commencement date for this case is set for April 30, 2007.

Cumulatively through December 31, 2006, we have accrued for accounting purposes, obligations of approximately $56 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that Defendants assert are payable per contracts.  We dispute Defendants’ entitlement to any of those sums and, as noted above, are pursuing litigation against them contesting all such claims.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Memorandum (see Note 17 of the Notes to the Consolidated Financial Statements).  Although the SEC has not taken any significant action in furtherance of their investigation during 2006, we stand ready to cooperate with their investigation.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified us that it has initiated an inquiry involving the subject matters covered by our internal investigation. Although the U.S. Attorney’s office and the FBI have not taken any significant action in furtherance of their investigation during 2006, we stand ready to cooperate with their investigation.

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

Insurance Recovery Claim

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

State Income Tax Audit

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

Labor Relations Unasserted Claim

In September 2006, DP&L became aware of an unasserted claim under the Fair Labor Standards Act concerning the calculation of overtime rates for its unionized workforce.  By agreement of Local #175 and DP&L, we jointly submitted the claim to a neutral third party who ruled in favor of DP&L’s position.  As a result of this decision, Local #175 has decided not to pursue any claim against DP&L.

Environmental

Pending before the U.S. Supreme Court is a proceeding, Environmental Defense v. Duke Energy that does not involve DP&L as a party but may have a significant effect on the outcome of litigation described below that involves allegations of violations of the CAA.  A key issue in that litigation that may be dispositive with respect to other pending cases is what test to apply for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.   In general terms, the dispute is whether to measure pre- and post-modification emissions based on the rate of emissions per hour of operation or based on total emissions over time.  The latter test, if applied, could trigger NSR requirements for equipment replacements that result in a plant running more often because it is more economical or dependable, even if the emissions rate per hour of operation does not change.  A ruling is expected in the first or second quarter of 2007.  DP&L cannot predict the outcome of the Duke Energy case.  Moreover, in each of the cases identified below, there may be case-specific facts and allegations that may cause a judge to find that the U.S. Supreme Court’s ruling is based on different facts and allegations and is therefore not controlling in the case before the judge.

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA, including issues that may be decided by the Supreme Court in the Duke Energy case and other issues relating to alleged violations of opacity limitations.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports are scheduled to be filed at various times from May through September, 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

16.  Certain Relationships and Related Transactions

On March 13, 2000, Dayton Ventures, Inc. and Dayton Ventures, LLC, affiliates of Kohlberg Kravis Roberts & Co. LLC (KKR), purchased a combination of trust preferred securities issued by a trust established by DPL, DPL voting preferred shares and warrants to purchase DPL’s common shares for an aggregate of $550 million. The trust preferred securities were redeemed at par in 2001 with proceeds of a new issuance of trust preferred securities and DPL’s Senior Notes.  The 6.6 million Series B voting preferred shares had voting power not exceeding 4.9% of the total outstanding voting power of our voting securities and were purchased by Dayton Ventures, LLC for an aggregate purchase price of $68 thousand. The warrants to purchase approximately 31.6 million common shares (representing approximately 19.9% of the common shares then outstanding) have a term of 12 years, an exercise price of $21 per share, and were purchased by Dayton Ventures, LLC for an aggregate purchase price of $50 million. In connection with the March 13, 2000 transaction, DPL and KKR also entered into an agreement under which we paid KKR an annual management, consulting and financial services fee of $1.0 million.  The agreement also stated that we would provide KKR with an opportunity to provide investment banking services on such terms as the parties may agree and at such time as any such services may be required.  We also agreed to reimburse KKR and their affiliates for all reasonable expenses incurred in connection with the services provided under this agreement, including travel expenses and expenses of its counsel.  We and KKR terminated this agreement on January 12, 2005.  During December 2004 through January 2005, KKR initiated a series of agreements to transfer all of the warrants to an unaffiliated third party.  This transferee subsequently transferred a large portion of the warrants to multiple unrelated third parties.  In January 2005, as part of one of these transfers, KKR sold back to us all of the outstanding Series B voting preferred shares at par of $0.01 per share for $66 thousand.

Under the Securityholders and Registration Rights Agreement among DPL Inc., DPL Capital Trust I, Dayton Ventures, LLC and Dayton Ventures, Inc., KKR had the right to designate one person for election to, and one person to attend as a non-voting observer at all meetings of, the DPL and DP&L Boards of Directors for as long as Dayton Ventures, LLC and its affiliates continue to beneficially own at least 12.64 million of our common shares, including shares issuable upon exercise of warrants.  Scott M. Stuart, a director during fiscal 2003, and George R. Roberts, a non-voting observer, were the KKR designees in 2003 pursuant to this agreement.  Mr. Stuart resigned from the Board and Mr. Roberts ceased to be a non-voting observer of the Board as of April 2004.  As a result of the transfer of warrants from KKR to an unaffiliated third party during December 2004 through January 2005, KKR no longer owned any warrants or common stock.  Accordingly, KKR no longer had the right to appoint one member and one observer to both DPL and DP&L Boards of Directors and the Securityholders and Registration Rights Agreement was amended to delete these, and other rights.

In 1996, DPL entered into a consulting contract pursuant to which Peter H. Forster agreed to (i) serve, in a non-employee capacity, as Chairman of the Board of Directors of DPL, DP&L and MVE, and as Chairman of the Executive Committee of our Board of Directors and (ii) provide advisory and strategic planning consulting services.  That contract became the subject of litigation after Mr. Forster resigned on May 16, 2004.  (See Note 15 of Notes to Consolidated Financial Statements.)

In June 2001, DPL’s subsidiaries, MVE, of which Mr. Forster was Chairman, Miami Valley Development Company (MVDC) and Miami Valley Insurance Company (MVIC), each entered into a management services agreement (the MSAs) with Valley Partners, Inc. (Valley) for the provision of ongoing oversight and management of each subsidiary’s financial asset holdings following a change of control of DPL or sale of the financial assets portfolio to an unaffiliated third party.  Valley was a Florida corporation the sole stockholders, directors and officers of which were Mr. Forster and Ms. Muhlenkamp.

In October 2001, we entered into an Administrative Services Agreement (the ASA) with Valley and the individual trustees of certain master trusts which hold the assets of various executive and director compensation plans.  The ASA engaged Valley to provide administrative and recordkeeping functions on behalf of the master trusts upon a change of control of DPL, as well as the provision of investment advice, in exchange for an administration fee in addition to the annual management fee payable to Valley.

In October 2001, DPL and DP&L also entered into a Trustee Fee Agreement (the TFA) with Richard Chernesky, Richard Broock and Frederick Caspar, attorneys at Chernesky, Heyman & Kress P.L.L.  Upon a change of control of DPL or DP&L, Messrs. Chernesky, Broock and Caspar would become the sole trustees of the master trusts for an annual fee of $500,000 and would succeed to all of the duties of our Compensation Committee under the compensation plans funded through the master trusts.

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

On April 26, 2004, DPL entered into a New Trustee Fee Agreement (New TFA) with Messrs. Chernesky, Broock and Caspar that would have become effective upon a change of control of DPL or DP&L.  If the New TFA became effective, it provided that Messrs. Chernesky, Broock and Caspar would serve as the sole trustees of the master trusts in exchange for an annual fee of $250,000 during the New TFA’s term.  A copy of the New TFA was filed as an exhibit to our 2003 Form 10-K.  On October 14, 2004, at the request of DPL and DP&L, Messrs. Chernesky, Broock and Caspar submitted their resignations to us and DP&L.

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

We have initiated legal proceedings asserting breach of fiduciary duty and breach of contract by Messrs. Forster and Koziar and Ms. Muhlenkamp, and challenging the propriety and/or validity of certain contract terminations, purported amendments and agreements.  (See Note 15 of Notes to Consolidated Financial Statements.)

17.  Other Matters

Audit Committee Investigation and Related Matters

On March 10, 2004, DPL’s and DP&L’s Corporate Controller, sent a memorandum (the Memorandum) to the Chairman of the Audit Committee of our Board of Directors (the Audit Committee).  The Memorandum expressed the Corporate Controller’s “concerns, perspectives and viewpoints” regarding financial reporting and governance issues within the Company.

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

Our Audit Committee considered the Report and Supplement at a meeting held on May 16, 2004.  After its review and consideration, the Audit Committee recommended that the full Board of Directors accept the Report and the Supplement.  At a meeting held on May 16, 2004, our Board of Directors accepted the Report and Supplement, including the findings and recommendations set forth therein.  Mr. Forster and Ms. Muhlenkamp resigned and Mr. Koziar retired on May 16, 2004, and subsequently DPL and DP&L have been involved in litigation with them  (see Note 15 of Notes to Consolidated Financial Statements).  In addition, in 2004 corrective action was taken with regard to internal controls, process issues and tone at the top as identified in the Report.

Governmental and Regulatory Inquiries

On May 20, 2004, the staff of the SEC notified DPL that it was conducting an inquiry covering our exempt status under the Public Utility Holding Company Act of 1935 (the ‘35 Act).  The staff of the SEC requested DPL provide certain documents and information on a voluntary basis.  On October 8, 2004, DPL received a notice from the SEC that a question existed as to whether such exemption from the Public Utility Holding Company Act was detrimental to the public interest or the interests of investors or consumers.  On November 5, 2004, DPL filed a good faith application seeking an order of exemption from the SEC.  In light of the repeal of the ‘35 Act, effective February 8, 2006, and based upon the information previously provided to the staff of the SEC, this inquiry is moot.

On May 28, 2004, the U.S. Attorney’s Office for the Southern District of Ohio, assisted by the Federal Bureau of Investigation, notified DPL and DP&L that it had initiated an inquiry involving matters connected to our internal investigation.  We are cooperating with this investigation.

On or about June 24, 2004, the SEC commenced a formal investigation into the issues raised by the Memorandum.  DPL and DP&L are cooperating with the investigation.

Report of Independent Registered Public Accounting Firm

The Board of Directors
DPL Inc.:

We have audited the accompanying consolidated balance sheets of DPL Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statement of results of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II - Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all materials respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard No. 123 (Revised), Share-Based Payment.  Also discussed in Note 1 to the consolidated financial statements effective December 31, 2006 the Company adopted FASB Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

KPMG LLP
Kansas City, Missouri
February 22, 2007

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors
DPL Inc.:

We have audited management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that DPL Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, the Company maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

KPMG LLP
Kansas City, Missouri
February 22, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
The Dayton Power and Light Company:

We have audited the accompanying consolidated balance sheets of The Dayton Power and Light Company (DP&L) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II — Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements and the financial statement schedules are the responsibility of DP&L’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DP&L as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006 the Company adopted FASB Statement of Financial Accounting Standard No. 123 (Revised), Share-Based Payment.  Also discussed in Note 1 to the consolidated financial statements effective December 31, 2006 the Company adopted FASB Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG

KPMG
Kansas City, Missouri
February 22, 2007

Report of Independent Registered Public Accounting Firm on Internal Controls

The Board of Directors and Shareholders of
The Dayton Power and Light Company:

We have audited management’s assessment, included in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that The Dayton Power and Light Company (DP&L) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  DP&L’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of DP&L’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that DP&L maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also, in our opinion, DP&L maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of DP&L as of December 31, 2006 and 2005, and the related consolidated statements of results of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 22, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG

KPMG
Kansas City, Missouri
February 22, 2007

DPL Inc. - Selected Quarterly Information (Unaudited)

	For the three months ended
	March 31,		June 30,		September 30,		December 31,
$ in millions	2006	2005	2006	2005 (a)	2006	2005 (a)	2006 (b)	2005
Revenues	$341.1	$307.1	$309.0	$293.4	$392.5	$357.4	$350.9	$327.0
Operating Income	103.2	81.9	55.9	62.3	98.5	99.6	23.4	95.3

Earnings from continuing operations	51.3	36.1	22.6	16.7	47.4	25.7	4.3	46.2

Earnings from discontinued operations, net of taxes	7.6	37.6	—	5.2	3.4	0.2	3.0	9.9
Cumulative effect of accounting change, net of taxes	—	—	—	—	—	—		(3.2)
Net Income	$58.9	$73.7	$22.6	$21.9	$50.8	$25.9	$7.3	$52.9

Basic earnings per share of common stock:
Continuing operations	$0.43	$0.30	$0.20	$0.14	$0.44	$0.21	$0.04	$0.38
Discontinued operations	0.06	0.31	—	0.04	0.03	—	0.03	0.09
Cumulative effect of accounting change	—	—	—	—	—	—	—	(0.03)
Total basic earnings per common share	$0.49	$0.61	$0.20	$0.18	$0.47	$0.21	$0.07	$0.44

Diluted earnings per share of common stock:
Continuing operations	$0.40	$0.28	$0.18	$0.13	$0.40	$0.20	$0.04	$0.36
Discontinued operations	0.06	0.30	—	0.04	0.03	—	0.02	0.08
Cumulative effect of accounting change	—	—	—	—	—	—	—	(0.03)
Total diluted earnings per common share	$0.46	$0.58	$0.18	$0.17	$0.43	$0.20	$0.06	$0.41

Dividends paid per share	$0.25	$0.24	$0.25	$0.24	$0.25	$0.24	$0.25	$0.24

Common stock market price - High	$27.58	$26.77	$27.82	$27.67	$27.93	$28.12	$28.72	$28.01
— Low	$25.11	$24.27	$26.25	$24.08	$26.74	$26.70	$27.16	$24.55

(a)    Earnings from continuing operations in the second and third quarters of 2005 include charges of $2.1 million and $59.1 million, respectively, for the early redemption of debt.

(b)    Earnings from continuing operations in the fourth quarter of 2006 included a $44.2 million ($71 million pre-tax) impairment charge resulting from DPL’s decision to sell two of its peaking stations. See Note 14 of the Notes to the Consolidated Financial Statements.

DP&L - Selected Quarterly Information (Unaudited)

	For the three months ended
	March 31,		June 30,		September 30		December 31,
$ in millions	2006	2005	2006	2005	2006	2005	2006	2005
Revenues	$339.1	$305.1	$306.7	$291.4	$390.3	$355.5	$349.1	$324.9
Operating Income	115.5	91.4	72.7	76.0	107.1	112.1	107.2	103.1
Income before income taxes and cumulative effect of accounting change	110.2	87.9	69.5	65.1	103.0	100.8	101.9	99.3
Income before cumulative effect of accounting change	66.9	53.3	44.0	35.9	64.0	63.1	67.5	62.7
Net Income	66.9	53.3	44.0	35.9	64.0	63.1	67.5	59.5
Earnings on common stock	66.7	53.1	43.8	35.7	63.8	62.9	67.3	59.2
Cash dividends paid	$—	$75.0	$—	$—	$—	$—	$100.0	$75.0

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A - Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries are communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the most recently completed fiscal period that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

The following report is our report on internal control over financial reporting as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements contained herein, as stated in their report which is included herein.

Item 9B - Other Information

None.

PART III

Item 10 - Directors and Executive Officers of DPL Inc.

The information required to be furnished pursuant to this item with respect to Directors of DPL Inc. will be set forth under captioned “Election of Directors” in DPL Inc.’s proxy statement (the Proxy Statement) to be furnished to shareholders in connection with the solicitation of proxies by our Board of Directors for use at the 2007 Annual Meeting of Shareholders to be held on April 27, 2007 and is incorporated herein by reference.

The information required to be furnished pursuant to this item for DPL Inc. with respect to the identification of the Audit Committee, the Audit Committee financial expert and the registrant’s code of ethics will be set forth under the caption “Corporate Governance” in the Proxy Statement and is incorporated herein by reference.

Item 11 - Executive Compensation

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the caption “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the captions “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14 - Principal Accountant Fees and Services

The information required to be furnished pursuant to this item for DPL Inc. will be set forth under the caption “Audit and Non-Audit Fees” in the Proxy Statement and is incorporated herein by reference.

DP&L Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered to us by KPMG LLP and PricewaterhouseCoopers LLP for 2006 and 2005.  Other than as set forth below, no professional services were rendered or fees billed by KPMG LLP during 2006 and 2005.

KPMG LLP	Fees Invoiced 2006	Fees Invoiced 2005
Audit Fees (1)	$1,762,728	$2,511,912
Audit-Related Fees (2)	147,030	55,712
Tax Fees (3)	—	2,435
All Other Fees (4)	—	—
Total	$1,909,758	$2,570,059

PricewaterhouseCoopers LLP
Audit Fees (1)	$—	$96,350
Audit-Related Fees (2)	—	14,400
Tax Fees (3)	—	—
All Other Fees (4)	1,500	—
Total	$1,500	$110,750

(1)                      Audit fees relate to professional services rendered for the audit of our annual financial statements and the reviews of our quarterly financial statements.

(2)                      Audit-related fees relate to services rendered to us for assurance and related services.

(3)                      Tax fees relate to services rendered to us for tax compliance, tax planning and advice.

(4)                      Other services performed include certain advisory services in connection with accounting research and do not include any fees for financial information systems design and implementation.

PART IV

Item 15 - Exhibits and Financial Statement Schedules

(a)           The following documents are filed as part of this report:

The information required to be submitted in Schedules I, III, IV and V is omitted as not applicable or not required under rules of Regulation S-X.

3.  Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	2(a)	Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

X		3(a)	Copy of Amended Articles of Incorporation of DPL Inc. dated September 25, 2001	Exhibit 3 to Report on Form 10-K/A for the year ended December 31, 2001 (File No. 1-2385)

X		3(b)	Regulations of DPL Inc.	Exhibit 3(b) to Form 8-K filed on May 3, 2004 (File No. 1-9052)

	X	3(c)	Copy of Amended Articles of Incorporation of The Dayton Power and Light Company dated January 4, 1991	Exhibit 3(b) to Report on Form 10-K/A for the year ended December 31, 1991 (File No. 1-2385)

	X	3(d)	Regulations of The Dayton Power and Light Company	Exhibit 3(a) to Report on Form 8-K filed on April 30, 2004 (File No. 1-2385)

X	X	4(a)	Copy of Composite Indenture dated as of October 1, 1935, between DP&L and The Bank of New York, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1-2385)

X	X	4(b)	Copy of Forty-First Supplemental Indenture dated as of February 1, 1999, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

X	X	4(c)	Copy of Forty-Second Supplemental Indenture dated as of September 1, 2003, between DP&L and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

X	X	4(d)	Copy of Forty-Third Supplemental Indenture dated as of August 1, 2005, between DP&L and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed on August 24, 2005 (File No. 1-2385)

X	X	4(e)	Copy of Rights Agreement between DPL Inc. and Equiserve Trust Company, N.A.	Exhibit 4 to Report on Form 8-K dated September 25, 2001 (File No. 1-9052)

X		4(f)	Copy of Securities Purchase Agreement dated as of February 1, 2000 by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO-I dated February 4, 2000 (File No. 1-9052)

X		4(g)	Amendment to Securities Purchase Agreement dated as of February 24, 2000 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(g) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(h)	Copy of Warrant Form initially issued as of February 1, 2000	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(i)	Securityholders and Registration Rights Agreement dated as of February 1, 2000 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(i) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(j)	Amendment to Securityholders and Registration Rights Agreement, dated August 24, 2001 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(j) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(k)	Amendment to Securityholders and Registration Rights Agreement, dated December 6, 2004 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(l)	Amendment to Securityholders and Registration Rights Agreement, dated January 12, 2005 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc	Exhibit 4(j) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	4(m)

Copy of Credit Agreement dated as of June 1, 2004 between The Dayton Power and Light Company, KeyBank National Association (as administrative agent and lead arranger) and the lending institutions named therein

Exhibit 4(ee) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

X	X	4(n)

Copy of Credit Agreement dated as of May 31, 2005 between The Dayton Power and Light Company, KeyBank National Association (as administrative agent and lead arranger) and the lending institutions named therein

Exhibit 10.1 to Form 8-K filed on June 28, 2005 (File No. 1-9052)

X		4(o)	Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004	Exhibit 4.1 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

X		4(p)	Exchange and Registration Rights Agreement dated March 25, 2004 between DPL Inc. and the purchasers	Exhibit 4.2 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

X		4(q)	Indenture dated as of March 1, 2000 between DPL Inc. and Bank One Trust Company, National Association	Exhibit 4(b) to Registration Statement No. 333-37972

X		4(r)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated March 1, 2000	Exhibit 4(c) to Registration Statement No. 333-37972

X		4(s)

Exchange and Registration Rights Agreement dated as of August 24, 2001 between DPL Inc., Morgan Stanley & Co., Incorporated, Bank One Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc.

Exhibit 4(a) to Registration Statement No. 333-74568

X		4(t)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated August 31, 2001	Exhibit 4(c) to Registration Statement No. 333-74568

X		4(u)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

X		4(v)	First Supplemental Indenture dated as of August 31, 2001 relating to the subordinated debentures between DPL Inc. and The Bank of New York	Exhibit 4(b) to Registration Statement No. 333-74630

X		4(w)

Amended and Restated Trust Agreement dated as of August 31, 2001 relating to DPL Capital Trust II, the Capital Securities and the Common Securities among DPL Inc., the depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware)

Exhibit 4(c) to Registration Statement No. 333-74630

	X	4(x)	Forty Fourth Supplemental Indenture to the First and Refunding Mortgage, dated as of September 1, 2006 between the Bank of New York, as trustee and The Dayton Power and Light Company	Exhibit 4.2 to Form 8-K filed on September 19, 2006 (File No. 1-2385)

X		4(y)	Exchange and Registration Rights Agreement dated as of August 24, 2001 among DPL Inc., DPL Capital Trust II and Morgan Stanley & Co., Incorporated	Exhibit 4(d) to Registration Statement No. 333-74630

X	X	10(a)*	Copy of Directors’ Deferred Stock Compensation Plan amended December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(b)*	Copy of Directors’ 1991 Amended Deferred Compensation Plan as amended through December 31, 2000	Exhibit 10(b) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(c)*	Amendment No. 1 to Directors’ 1991 Amended Deferred Compensation Plan as amended through December 31, 2000 and dated as of December 7, 2004	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(d)*	Copy of Management Stock Incentive Plan amended December 31, 2000	Exhibit 10(c) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(e)*	Amendment No. 1 to Management Stock Incentive Plan amended December 31, 2000 and dated as of December 7, 2004	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(f)*	Copy of Key Employees Deferred Compensation Plan amended December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(g)*	Amendment No. 1 to Key Employees Deferred Compensation Plan amended December 31, 2000 and dated as of December 7, 2004	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(h)*	Copy of Supplemental Executive Retirement Plan amended February 1, 2000	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

X	X	10(i)*	Amendment No. 1 to Supplemental Executive Retirement Plan amended February 1, 2000 and dated as of December 7, 2004	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(j)*	Copy of Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(k)*	2003 Long-Term Incentive Plan of DPL Inc. dated as of January 20, 2003	Exhibit 10(aa) to Report on Form 10-K for the year ended December 31,2003 (File No. 1-9052)

X		10(l)*	Summary of Executive Life Insurance Plan	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		10(m)*	Summary of Executive Medical Insurance Plan	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(n)*	DPL Inc. Executive Incentive Compensation Plan	Exhibit 10.1 to Form 8-K/A filed on March 2, 2006 (File No. 1-9052)

X		10(o)*	DPL Inc. Executive Incentive Compensation Plan and Schedule A as amended September 5, 2006	Exhibit 10.3 to Form 8-K filed on September 8, 2006 (File No. 1-9052)

X	X	10(p)*	DPL Inc. 2006 Equity and Performance Incentive Plan	Exhibit 10.2 to Form 8-K/A filed on March 2, 2006 (File No. 1-9052)

X	X	10(q)*	Form of the Long-Term Incentive Plan - Performance Shares Agreement	Exhibit 10.3 to Form 8-K/A filed on March 2, 2006 (File No. 1-9052)

X	X	10(r)*	DPL Inc. Severance Pay and Change of Control Plan	Exhibit 10.4 to Form 8-K/A filed on March 2, 2006 (File No. 1-9052)

X	X	10(s)*	DPL Inc. Supplemental Executive Defined Contribution Retirement Plan	Exhibit 10.5 to Form 8-K/A filed on March 2, 2006 (File No. 1-9052)

X		10(t)*	DPL Inc. 2006 Deferred Compensation Plan For Executives	Exhibit 10.2 to Form 8-K filed on September 25, 2006 (File No. 1-9052)

X		10(u)*	DPL Inc. Pension Restoration Plan	Exhibit 10.3 to Form 8-K filed on September 25, 2006 (File No. 1-9052)

X	X	10(v)*	Letter Agreement dated as of September 20, 2004 and Management Stock Option Agreement, as amended, dated as of October 5, 2004, between DPL Inc. and Robert D. Biggs	Exhibits 10.2 and 10.3 to Report on Form 8-K filed on October 8, 2004 (File No. 1-9052)

X	X	10(w)*	Amended and Restated Employment Agreement Dated as of August 31, 2005 effective as of January 1, 2005 between DPL Inc., The Dayton Power and Light Company and Robert D. Biggs	Exhibit 10.1 to Report on Form 8-K filed on September 2, 2005 (File No. 1-9052)

X	X	10(x)*	Management Stock Option Agreement dated as of August 31, 2005 between DPL Inc. and Robert D. Biggs	Exhibit 10.2 to Report on Form 8-K filed on September 2, 2005 (File No. 1-9052)

X	X	10(y)*	Employment agreement dated as of January 3, 2003, between DPL Inc., The Dayton Power and Light Company and James V. Mahoney	Exhibit 10(j) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	10(z)*

Change of Control Agreement dated as of January 3, 2003, between DPL Inc., The Dayton Power and Light Company and James V. Mahoney and Management Stock Option Agreement dated January 3, 2003 between DPL Inc. and James V. Mahoney

Exhibit 10(o) to Report on Form 10-K for the year ended December 31, 2003 (File No.1-9052)

X	X	10(aa)*	Employment agreement dated as of December 21, 2004 between DPL Inc., The Dayton Power and Light Company and James V. Mahoney	Exhibit 10.1 to Form 8-K filed on December 28, 2004 (File No. 1-9052)

X	X	10(bb)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and James V. Mahoney, dated March 7, 2006	Exhibit 10.1 to Form 8-K filed on March 10, 2006 (File No. 1-9052)

X	X	10(cc)*	Employment Agreement dated as of May 18, 2006 among DPL Inc., The Dayton Power and Light Company and James V. Mahoney	Exhibit 10.1 to Form 8-K filed on May 24, 2006 (File No. 1-9052)

X	X	10(dd)*	Amendment of Employment Agreement dated as of July 31, 2006 between James V. Mahoney, DPL Inc. and The Dayton Power and Light Company	Exhibit 10.5 to Report on Form 10-Q filed August 1, 2006 (File No. 1-9052)

X	X	10(ee)*	Employment agreement dated as of December 14, 2004 between DPL Inc., The Dayton Power and Light Company and John J. Gillen	Exhibit 10.2 to Form 8-K filed on December 28, 2004 (File No. 1-9052)

X	X	10(ff)*	Management Stock Option Agreement dated as of December 29, 2004 between DPL Inc. and John J. Gillen	Exhibit 10(u) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(gg)*	Participation Agreement and Waiver dated June 29, 2006 between DPL Inc., The Dayton Power and Light Company and John J. Gillen	Exhibit 10.2 to Form 8-K filed on July 3, 2006 (File No. 1-9052)

X	X	10(hh)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and W. Steven Wolff	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 2003 (File No.1-9052)

X	X	10(ii)*	Change of Control Agreement dated as of September 10, 2004, between DPL Inc., The Dayton Power and Light Company and W. Steven Wolff	Exhibit 10(dd) to Report on Form 8-K filed September 23, 2004 (File No. 1-9052)

X	X	10(jj)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and W. Steven Wolff, dated February 24, 2006	Exhibit 10.7 to Form 8-K filed on March 2, 2006 (File No. 1-9052)

X	X	10(kk)*	Employment Agreement dated as of December 17, 2003 between DPL Inc. and Patricia K. Swanke	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2003 (File No.1-9052)

X	X	10(ll)*

Change of Control Agreement dated as of July 1, 2004 between DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke and Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Patricia K. Swanke

Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2004 (File No. 1-9052)

X	X	10(mm)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke, dated February 28, 2006	Exhibit 10.6 to Form 8-K filed on March 2, 2006 (File No. 1-9052)

X	X	10(nn)*	Employment Agreement and Change of Control Agreement dated as of September 17, 2004 between DPL Inc., The Dayton Power and Light Company and Gary Stephenson	Exhibit 10(ee) to Report on Form 8-K filed on September 23, 2004 (File No. 1-9052)

X	X	10(oo)*	Employment agreement dated as of June 9, 2003, as amended by attached letter dated October 18, 2004, between DPL Inc., The Dayton Power and Light Company and Miggie E. Cramblit	Exhibit 10(gg) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	10(pp)*	Change of Control Agreement dated as of December 15, 2000 between DPL Inc., The Dayton Power and Light Company and Arthur G. Meyer	Exhibit 10(bb) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(qq)*	Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Arthur G. Meyer	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(rr)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and Arthur G. Meyer, dated March 6, 2006	Exhibit 10.2 to Form 8-K filed on March 10, 2006 (File No. 1-9052)

X		10(ss)*	Participation Agreement dated September 8, 2006 between DPL Inc., The Dayton Power and Light Company and Paul M. Barbas	Exhibit 10.2 to Form 8-K filed on September 8, 2006 (File No. 1-9052)

X	X	10(tt)*	Participation Agreement dated June 30, 2006 between DPL Inc., The Dayton Power and Light Company and Frederick J. Boyle	Exhibit 10.1 to Form 8-K filed on July 3, 2006 (File No. 1-9052)

X		10(uu)*	Letter Agreement between DPL Inc. and Glenn E. Harder, dated as of June 20, 2006	Exhibit 10.1 to Form 8-K filed on June 20, 2006 (File No. 1-9052)

X		10(vv)	Purchase and Sale Agreement dated as of February 13, 2005 between MVE, Inc., Miami Valley Insurance Company and AlpInvest/Lexington 2005, LLC	Exhibit 10.1 to Form 8-K filed on February 18, 2005 (File No. 1-9052)

X		10(ww)	Asset Purchase Agreement dated as of December 21, 2006 between DPL Energy, LLC and Buckeye Power, Inc.	Filed herewith as Exhibit 10(ww)

X		10(xx)	Asset Purchase Agreement dated as of November 28, 2006 between DPL Energy, LLC and Columbus Southern Power Company	Filed herewith as Exhibit 10(xx)

	X	10(yy)	Revolving Credit Agreement, dated as of November 21, 2006 between KeyBank N.A., JPMorgan Chase, N.A., Fifth Third Bank and The Dayton Power and Light Company	Exhibit 10.1 to Form 8-K filed on November 28, 2006 (File No. 1-2385)

X	X	10(zz)	Form of the Long-Term Incentive Plan — Performance Shares Agreement as amended February 20, 2007	Filed herewith as Exhibit 10(zz)

X	X	18	Copy of preferability letter relating to change in accounting for unbilled revenues from Price Waterhouse LLP	Exhibit 10.1 to Form 8-K filed on February 18, 2005 (File No. 1-9052)

X	X	21	List of Subsidiaries of DPL Inc.	Filed herewith as Exhibit 21

X		23(a)	Consent of KPMG LLP	Filed herewith as Exhibit 23(a)

X	X	31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X	X	31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

X	X	32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X	X	32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

X	X	99(a)	Report of Taft, Stettinius & Hollister LLP, dated April 26, 2004	Exhibit 99(a) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	99(b)	Supplement to the April 26, 2004 Report of Taft, Stettinius & Hollister LLP, dated May 15, 2004	Exhibit 99(b) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	99(c)

Complaint filed in Montgomery County Court of Common Pleas, Montgomery County, Ohio — DPL Inc., The Dayton Power and Light Company and MVE, Inc. v. Peter H. Forster, Caroline E. Muhlenkamp and Stephen F. Koziar, Jr.

Exhibit 99(d) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

*                    Management contract or compensatory plan

(1)             Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company

Pursuant to paragraph (b) (4) (iii) (A) of Item 601 of Regulation S-K, we have not filed as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis, but we hereby agree to furnish to the SEC on request any such instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.

February 22, 2007	By:	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

The Dayton Power and Light Company

February 22, 2007	By:	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ R. D. Biggs	Director	February 22, 2007
(R. D. Biggs)

/s/ P. R. Bishop	Director	February 22, 2007
(P. R. Bishop)

/s/ B. S. Graham	Director	February 22, 2007
(B. S. Graham)

/s/ E. Green	Director	February 22, 2007
(E. Green)

/s/ G.E. Harder	Director and Non-Executive Chairman	February 22, 2007
(G. E. Harder)

/s/ W A. Hillenbrand	Director and Vice-Chairman	February 22, 2007
(W A. Hillenbrand)

/s/ L.L. Lyles
(L. L. Lyles)	Director	February 22, 2007

/s/ P.M. Barbas	Director, President and Chief	February 22, 2007
(P.M. Barbas)	Executive Officer (principal executive officer)

/s/ N.J. Sifferlen
(N.J. Sifferlen)	Director	February 22, 2007

/s/ J. J. Gillen	Senior Vice President and	February 22, 2007
(J. J. Gillen)	Chief Financial Officer (principal financial and principal accounting officer)

/s/ F.J. Boyle	Corporate Controller and	February 22, 2007
(F.J. Boyle)	Chief Accounting Officer

Schedule II

DPL Inc.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004-2006

$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2006:
Deducted from accounts receivable—

Provision for uncollectible accounts	$1,044	$4,835	$4,449	$1,430

2005:
Deducted from accounts receivable—

Provision for uncollectible accounts	$1,085	$3,582	$3,623	$1,044

2004:
Deducted from accounts receivable—

Provision for uncollectible accounts	$6,003	$3,371	$8,289	$1,085

(1)       Amounts written off, net of recoveries of accounts previously written off.

The Dayton Power and Light Company

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2004-2006

$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2006:
Deducted from accounts receivable—

Provision for uncollectible accounts	$1,044	$4,835	$4,449	$1,430

2005:
Deducted from accounts receivable—

Provision for uncollectible accounts	$1,085	$3,582	$3,623	$1,044

2004:
Deducted from accounts receivable—

Provision for uncollectible accounts	$3,617	$885	$3,417	$1,085

(1) Amounts written off, net of recoveries of accounts previously written off.