Form 10-Q
period 2007-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2007-05-01
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.

1-9052	DPL INC.	31-1163136
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
DPL Inc.	☒	☐	☐
The Dayton Power and Light Company	☐	☐	☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

As of April 27, 2007, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	113,342,744

The Dayton Power and Light Company	Common Stock	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

Index

Part I  Financial Information

DPL Inc. and The Dayton Power and Light Company file current, annual and quarterly reports, proxy statements (as to DPL Inc.) and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

Part 1 — Financial Information

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 89% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.   Beginning with the Form 10-K for the year ended December 31, 2006 and in the future, DPL and DP&L will file combined SEC reports on an interim and annual basis.

Item 1 — Financial Statements

DPL INC.
CONDENSED CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

	Three Months Ended
$ in millions except per share amounts	March 31,
	2007	2006

Revenues	$379.7	$341.1

Cost of revenues:
Fuel	90.3	84.2
Purchased power	52.2	25.3
Total cost of revenues	142.5	109.5

Gross margin	237.2	231.6

Operating expenses:
Operation and maintenance	69.3	62.4
Depreciation and amortization	33.5	36.9
General taxes	28.0	28.0
Amortization of regulatory assets	2.9	1.1
Total operating expenses	133.7	128.4

Operating income	103.5	103.2

Investment income	3.0	6.4
Interest expense	(23.1)	(26.3)
Other income (deductions)	0.8	(0.3)

Earnings from continuing operations before income tax	84.2	83.0

Income tax expense	33.0	31.7

Earnings from continuing operations	51.2	51.3

Earnings from discontinued operations, net of tax	4.9	7.6

Net Income	$56.1	$58.9

Average number of common shares outstanding (millions)
Basic	107.5	120.2
Diluted	119.4	129.3

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.48	$0.43
Earnings from discontinued operations	0.04	0.06
Total Basic	$0.52	$0.49

Diluted:
Earnings from continuing operations	$0.43	$0.40
Earnings from discontinued operations	0.04	0.06
Total Diluted	$0.47	$0.46

Dividends paid per share of common stock	$0.26	$0.25

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
$ in millions	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$56.1	$58.9
Less: Income from discontinued operations	(4.9)	(7.6)
Income from continuing operations	51.2	51.3

Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	33.5	36.9
Amortization of regulatory assets	2.9	1.1
Deferred income taxes	(1.7)	(2.4)
Captive insurance provision	1.3	1.2
Gain on sale of other investments	—	(1.0)
Changes in certain assets and liabilities:
Accounts receivable	(23.3)	(15.9)
Accounts payable	16.3	35.0
Accrued taxes payable	6.0	(9.2)
Accrued interest payable	(14.5)	(7.5)
Prepayments	(1.1)	3.2
Inventories	(0.2)	(7.4)
Deferred compensation assets	7.7	3.1
Deferred compensation obligations	1.6	(1.3)
Other	17.4	4.5
Net cash provided by operating activities	97.1	91.6

Cash flows from investing activities:
Capital expenditures	(80.5)	(110.9)
Purchases of short-term investments and securities	—	(494.8)
Sales of short-term investments and securities	—	494.8
Net cash used for investing activities	(80.5)	(110.9)

Cash flows from financing activities:
Purchase of treasury shares	—	(155.3)
Exercise of stock options	3.9	0.2
Tax impact related to exercise of stock options	1.4	—
Registration of warrants	—	(0.1)
Retirement of long-term debt	(225.0)	—
Withdrawal of restricted funds held in trust	10.1	—
Dividends paid on common stock	(27.8)	(30.2)
Issuance of short-term debt, net	65.0	—
Net cash used for financing activities	(172.4)	(185.4)

Cash and cash equivalents:
Net change	(155.8)	(204.7)
Balance at beginning of period	262.2	595.8
Cash and cash equivalents at end of period	$106.4	$391.1

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$36.4	$32.6
Income taxes paid, net	$15.4	$22.4

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEET

	At	At
	March 31,	December 31,
$ in millions	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$106.4	$262.2
Restricted funds held in trust	—	10.1
Accounts receivable, less provision for uncollectible accounts of $1.5 and $1.4, respectively	246.7	225.0
Inventories, at average cost	85.6	85.4
Taxes applicable to subsequent years	36.9	48.0
Other current assets	12.1	37.7
Total current assets	487.7	668.4

Property:
Held and used:
Property, plant and equipment	4,787.7	4,718.5
Less: Accumulated depreciation and amortization	(2,180.3)	(2,159.2)
Total net property held and used	2,607.4	2,559.3

Assets held for sale:
Property, plant and equipment	283.5	283.5
Less: Accumulated depreciation and amortization	(132.3)	(132.3)
Total net property held for sale	151.2	151.2

Other noncurrent assets:
Regulatory assets	144.6	148.6
Other assets	76.7	84.7
Total other noncurrent assets	221.3	233.3

Total Assets	$3,467.6	$3,612.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEET

$ in millions			At March 31, 2007	At December 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt			$0.9	$225.9
Accounts payable			179.0	169.4
Accrued taxes			151.4	155.2
Accrued interest			20.8	35.2
Short-term debt			65.0	—
Other current liabilities			32.4	38.3
Total current liabilities			449.5	624.0

Noncurrent liabilities:
Long-term debt			1,551.8	1,551.8
Deferred taxes			355.9	355.2
Unamortized investment tax credit			42.8	43.6
Insurance and claims costs			23.2	21.9
Other deferred credits			277.2	280.7
Total noncurrent liabilites			2,250.9	2,253.2

Cumulative preferred stock not subject to mandatory redemption			22.9	22.9

Commitments and contingencies (Note 10)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:
	March 2007	December 2006
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Treasury shares	50,540,767	50,705,239
Shares outstanding	113,183,444	113,018,972	1.1	1.1
Warrants			50.0	50.0
Common stock held by employee plans			(68.5)	(69.0)
Accumulated other comprehensive loss			(8.1)	(6.5)
Retained earnings			769.8	736.5
Total common shareholders’ equity			744.3	712.1

Total Liabilities and Shareholders’ Equity			$3,467.6	$3,612.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

	Three Months Ended March 31,
$ in millions	2007	2006

Revenues	$377.5	$339.1

Cost of revenues:
Fuel	89.5	83.9
Purchased power	52.7	25.6
Total cost of revenues	142.2	109.5

Gross margin	235.3	229.6

Operating expenses:
Operation and maintenance	59.4	54.2
Depreciation and amortization	30.7	31.3
General taxes	27.6	27.5
Amortization of regulatory assets	2.9	1.1
Total operating expenses	120.6	114.1

Operating income	114.7	115.5

Investment income	1.5	1.9
Interest expense	(5.4)	(6.7)
Other income (deductions)	0.8	(0.5)

Earnings Before Income Tax	111.6	110.2

Income tax expense	41.8	43.3

Net Income	$69.8	$66.9

Preferred dividends	0.2	0.2

Earnings on common stock	$69.6	$66.7

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

$ in millions	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$69.8	$66.9
Adjustments:
Depreciation and amortization	30.7	31.3
Amortization of regulatory assets	2.9	1.1
Deferred income taxes	(4.7)	(1.9)
Changes in certain assets and liabilities:
Accounts receivable	(23.8)	(10.7)
Accounts payable	15.2	38.1
Accrued taxes payable	20.5	14.2
Accrued interest payable	2.8	4.8
Prepayments	0.1	4.4
Inventories	(0.2)	(7.4)
Deferred compensation assets	7.9	4.6
Deferred compensation obligations	1.6	(3.5)
Other	14.2	1.6
Net cash provided by operating activities	137.0	143.5

Cash flows from investing activities:
Capital expenditures	(79.6)	(110.5)
Net cash used for investing activities	(79.6)	(110.5)

Cash flows from financing activities:
Issuance of short-term debt, net	65.0	—
Withdrawal of restricted funds held in trust	10.1	—
Dividends paid on preferred stock	(0.2)	(0.2)
Dividends paid on common stock to parent	(125.0)	—
Net cash used for financing activities	(50.1)	(0.2)

Cash and cash equivalents:
Net change	7.3	32.8
Balance at beginning of period	46.1	46.2
Cash and cash equivalents at end of period	$53.4	$79.0

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$1.8	$1.2
Income taxes paid, net	$14.1	$9.3

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

$ in millions	At March 31, 2007	At December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$53.4	$46.1
Restricted funds held in trust	—	10.1
Accounts receivable, less provision for uncollectible accounts of $1.5 and $1.4, respectively	227.8	205.6
Inventories, at average cost	83.1	83.0
Taxes applicable to subsequent years	36.9	48.0
Other current assets	12.3	38.2

Total current assets	413.5	431.0

Property:
Property, plant and equipment	4,519.1	4,450.6
Less: Accumulated depreciation and amortization	(2,097.3)	(2,079.0)

Net property	2,421.8	2,371.6

Other noncurrent assets:
Regulatory assets	144.6	148.6
Other assets	139.0	139.1

Total other noncurrent assets	283.6	287.7

Total Assets	$3,118.9	$3,090.3

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED CONSOLIDATED BALANCE SHEET

$ in millions	At March 31, 2007	At December 31, 2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt	$0.9	$0.9
Accounts payable	174.5	166.2
Accrued taxes	169.1	159.6
Accrued interest	15.5	12.6
Short-term debt	65.0	—
Other current liabilities	29.1	35.4
Total current liabilities	454.1	374.7

Noncurrent liabilities:
Long-term debt	785.1	785.2
Deferred taxes	357.0	360.2
Unamortized investment tax credit	42.9	43.6
Other deferred credits	277.2	272.5
Total noncurrent liabilities	1,462.2	1,461.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 10)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	783.6	783.7
Accumulated other comprehensive income	19.1	15.1
Retained earnings	376.6	432.0
Total common shareholders’ equity	1,179.7	1,231.2

Total Liabilities and Shareholders’ Equity	$3,118.9	$3,090.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements

1.   Basis of Presentation

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

Financial Statement Presentation

We prepare consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.  The Condensed Consolidated Financial Statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the three months ended March 31, 2007 may not be indicative of our results that will be realized for the full year ending December 31, 2007.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, the condensed consolidated financial statements contain all adjustments (which are all of a normal recurring nature) necessary to fairly state our financial condition as of March 31, 2007, our results of operations for the three months ended March 31, 2007, and our cash flows for the three months ended March 31, 2007 in accordance with GAAP.

Estimates, Judgments and Reclassifications

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such estimates and judgments include the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; and assets and liabilities related to employee benefits.  Actual results may differ from those estimates.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). There was no significant impact to our overall results of operations, cash flows or financial position. The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest. Our total reserve for uncertain tax positions is $40.3 million as of January 1, 2007. None of the amount of unrecognized tax benefits is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in income taxes.

Taxes for calendar years 2004 - 2006 remain open to examination by the jurisdictions in which we are subject to taxation.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

We adopted EITF No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” in January 2007.  EITF No. 06-03 requires a registrant to disclose how taxes collected from customers are presented in the financial statements, i.e. gross or net.  DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006 as follows:

Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
$14,206,437	$13,461,949

Recently Issued Accounting Standards

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) effective for fiscal years beginning after November 15, 2007. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 clarifies the principal that fair value should be based on the assumptions market participants would use when pricing the assest or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (SFAS 159) effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We are currently evaluating the impact of adopting SFAS 157 and SFAS 159, and have not yet determined the significance of these new rules to our overall results of operations, financial position or cash flows.

2.   Earnings per Share

Basic earnings per share (EPS) is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted earnings per share is based on the weighted-average number of DPL common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are the unallocated shares held by DP&L’s Master Trust Plan for deferred compensation and unallocated shares held by DP&L’s Employee Stock Ownership Plan (ESOP).

For the first quarter of 2007, there were no warrants and stock options excluded from the computation of diluted earnings per share. For the first quarter of 2006, there were 0.4 million warrants and stock options excluded from the computation of diluted earnings per share because they were anti-dilutive.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income after discontinued operations:

$ in millions except per	Three Months Ended March 31,
share amounts	2007			2006
	Net		Per	Net		Per
	Income	Shares	Share	Income	Shares	Share
Basic EPS	$56.1	107.5	$0.52	$58.9	120.2	$0.49

Effect of Dilutive
Securities:
Stock Incentive Units		1.3			1.3
Warrants		9.1			6.5
Stock options, performance and restricted shares		1.5			1.3

Diluted EPS	$56.1	119.4	$0.47	$58.9	129.3	$0.46

3.   Discontinued Operations

	For Three Months Ended March 31,
$ in millions	2007	2006

Investment income	$—	$—
Investment expenses	(0.3)	(0.5)
Income from discontinued operations	(0.3)	(0.5)

Gain realized from sale	8.2	13.2
Broker fees and other expenses	—	—
Loss recorded	—	—
Net gain on sale	8.2	13.2

Earnings before income taxes	7.9	12.7
Income tax expense	(3.0)	(5.1)
Earnings from discontinued operations, net	$4.9	$7.6

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses were recognized as the sale of each fund closed.  Among other closing conditions, each fund required the transaction to be approved by the respective general partner of each fund.  During 2005, MVE and MVIC completed the sale of their interests in forty-three and a portion of  another of those private equity funds resulting in a $46.6 million pre-tax gain ($53.1 million less $6.5 million professional fees) from discontinued operations and provided approximately $796 million in net proceeds.

During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The alternative arrangements resulted in a 2005 deferred gain of $27.1 million and provided approximately $72 million in net proceeds on these funds.  We recorded an impairment loss of $5.6 million in the second quarter of 2005 to write down assets transferred pursuant to the alternative arrangements to estimated fair value.  A portion of the deferred gain was recognized in 2006 in the amount of $18.9 million with the remaining $8.2 million being recognized in the first quarter of 2007.

In 2007 and 2006, DPL has separately disclosed the earnings from discontinued operations, net of income taxes, which in prior periods were reported with elements of continued operations.

4.                 Supplemental Financial Information
DPL Inc.

$ in millions	At March 31, 2007	At December 31, 2006

Accounts receivable, net:
Unbilled revenue	$63.5	$68.7
Retail customers	70.4	65.0
Partners in commonly-owned plants	57.3	51.5
Wholesale and subsidiary customers	18.1	15.8
PJM including financial transmission rights	24.2	13.1
Other	9.5	7.1
Refundable franchise tax	5.2	5.2
Provision for uncollectible accounts	(1.5)	(1.4)
Total accounts receivable, net	$246.7	$225.0

Inventories, at average cost:
Fuel and emission allowances	$51.8	$52.4
Plant materials and supplies	33.5	32.6
Other	0.3	0.4
Total inventories, at average cost	$85.6	$85.4

Other current assets:
Deposits and other advances	$0.9	$17.8
Prepayments	7.2	13.3
Derivatives	0.2	3.2
Current deferred income taxes	1.7	2.0
Other	2.1	1.4
Total other current assets	$12.1	$37.7

Property, plant and equipment:
Construction work in process	$444.9	$376.0
Property, plant and equipment	4,626.3	4,626.0
Total property, plant and equipment (a)	$5,071.2	$5,002.0

Other deferred assets:
Master Trust assets	$32.2	$39.4
Unamortized loss on reacquired debt	20.0	20.4
Unamortized debt expense	10.3	10.6
Commercial activities tax benefit	6.8	6.8
Investments	6.9	7.0
Other	0.5	0.5
Total other deferred assets	$76.7	$84.7

Accounts payable:
Trade payables	$63.7	$75.7
Fuel accruals	44.9	37.3
Other	70.4	56.4
Total accounts payable	$179.0	$169.4

Other current liabilities:
Customer security deposits	$18.7	$19.4
Pension and retiree benefits payable	0.8	5.8
Financial transmission rights - future proceeds	1.1	2.7
Payroll taxes payable	0.1	0.1
Other	11.7	10.3
Total other current liabilities	$32.4	$38.3

Other deferred credits:
Asset retirement obligations - regulated property	$87.0	$86.3
Trust obligations	77.9	76.2
Pension liabilities	37.0	37.7
Retiree health and life benefits	28.1	28.5
SECA net revenue subject to refund	21.0	18.7
Asset retirement obligations - generation property	12.2	11.7
Deferred gain on sale of portfolio	—	8.2
Legal reserves	3.3	3.4
Environmental reserves	0.1	0.1
Other	10.6	9.9
Total other deferred credits	$277.2	$280.7

(a)   $283.5 of the assets presented in this table are held for sale.

DP&L

	At	At
	March 31,	December 31,
$ in millions	2007	2006

Accounts receivable, net:
Retail customers	$70.4	$65.0
Partners in commonly-owned plants	57.3	51.5
Unbilled revenue	56.2	61.0
PJM including financial transmission rights	24.2	13.9
Wholesale and subsidiary customers	12.8	8.3
Refundable franchise tax	3.1	3.1
Other	5.3	4.2
Provision for uncollectible accounts	(1.5)	(1.4)
Total accounts receivable, net	$227.8	$205.6

Inventories, at average cost:
Fuel and emission allowances	$51.8	$52.4
Plant materials and supplies	31.1	30.2
Other	0.2	0.4
Total inventories, at average cost	$83.1	$83.0

Other current assets:
Deposits and other advances	$0.7	$17.0
Prepayments	8.6	15.8
Derivatives	0.2	3.2
Current deferred income taxes	0.3	0.7
Other	2.5	1.5
Total other current assets	$12.3	$38.2

Property, plant and equipment:
Construction work in process	$444.1	$375.2
Property, plant and equipment	4,075.0	4,075.4
Total property, plant and equipment	$4,519.1	$4,450.6

Other deferred assets:
Master Trust assets	$109.5	$109.0
Unamortized loss on reacquired debt	20.0	20.4
Unamortized debt expense	8.4	8.6
Investments	0.6	0.6
Other	0.5	0.5
Total other deferred assets	$139.0	$139.1

Accounts payable:
Trade payables	$63.3	$74.7
Fuel accruals	44.8	36.7
Other	66.4	54.8
Total accounts payable	$174.5	$166.2

Other current liabilities:
Customer security deposits	$18.7	$19.4
Financial transmission rights - future proceeds	1.1	2.7
Payroll taxes payable	0.2	0.2
Pension and retiree benefits payable	0.8	5.8
Other	8.3	7.3
Total other current liabilities	$29.1	$35.4

Other deferred credits:
Asset retirement obligations - regulated property	$87.0	$86.3
Trust obligations	77.9	76.2
Retiree health and life benefits	28.1	28.5
Pension liabilities	37.0	37.7
SECA net revenue subject to refund	21.0	18.7
Asset retirement obligations - generation property	12.2	11.7
Legal reserves	3.3	3.4
Environmental reserves	0.1	0.1
Other	10.6	9.9
Total other deferred credits	$277.2	$272.5

DPL Inc.

	Three Months Ended March 31,
$ in millions	2007	2006
Cash flows - other:
Payroll taxes payable	$—	$(1.1)
Employee/director stock plan	1.5	1.9
Lump sum retirement payment	(4.9)	—
Deposits and other advances	16.1	(2.5)
Other	4.7	6.2
Total cash flows - other	$17.4	$4.5

Comprehensive income:
Net income	$56.1	$58.9
Net change in unrealized gains (losses) on financial instruments	0.4	0.4
Net change in deferred gains (losses) on cash flow hedges	(3.6)	0.6
Minimum pension liability	0.6	—
Deferred income taxes related to unrealized gains and (losses)	1.1	(1.8)
Comprehensive income	$54.6	$58.1

DP&L

	Three Months Ended March 31,
$ in millions	2007	2006
Cash flows - other:
Payroll taxes payable	$—	$(1.1)
Deposits and other advances	15.5	(1.5)
Lump sum retirement payment	(4.9)	—
Other	3.6	4.2
Total cash flows - other	$14.2	$1.6

Comprehensive income:
Net income	$69.8	$66.9
Net change in unrealized gains (losses) on financial instruments	8.4	0.8
Net change in deferred gains (losses) on cash flow hedges	(3.6)	0.6
Minimum pension liability	0.6	—
Deferred income taxes related to unrealized gains and (losses)	(1.4)	(1.4)
Comprehensive income	$73.8	$66.9

5.     Regulatory Matters

We apply the provisions of SFAS 71 to our regulated operations.  This accounting standard defines regulatory assets as the deferral of costs expected to be recovered in future customer rates and regulatory liabilities as current cost recovery of expected future expenditures.

Regulatory liabilities are reflected on the Condensed Consolidated Balance Sheet under the caption entitled “Other Deferred Credits”.  Regulatory assets and liabilities on the Condensed Consolidated Balance Sheet include:

			At	At
	Type of	Amortization	March 31,	December 31,
$ in millions	Recovery (a)	Through	2007	2006
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$52.9	$53.1
Pension and postretirement benefits	C	Ongoing	46.2	47.1
Electric Choice systems costs	F	2010	12.6	13.5
Regional transmission organization costs	C	2014	11.1	11.4
Deferred storm costs	C	2008	4.4	5.4
PJM administrative costs	F	2009	4.2	4.6
Power plant emission fees	C	Ongoing	4.3	4.5
Rate case expenses	F	2010	0.9	3.5
Retail settlement system costs			3.1	3.1
PJM integration costs	F	2015	1.3	1.4
Other costs			3.6	1.0
Total regulatory assets			$144.6	$148.6

Regulatory Liabilities:
Asset retirement obligations - regulated property			$87.0	$86.3
Postretirement benefits			7.5	7.6
SECA net revenue subject to refund			21.0	18.7
Total regulatory liabilities			$115.5	$112.6

(a)	F — Recovery of incurred costs plus rate of return.
C — Recovery of incurred costs only.
B — Balance has an offsetting liability resulting in no impact on rate base.

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

Pension and postretirement benefits represent the unfunded benefit obligation related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, makes future rate recovery of these costs probable.

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

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization (RTO) that controls the receipts and delivery of bulk power within the service area.  These costs are being amortized over a 10-year period that commenced in October 2004.

Deferred storm costs include costs incurred by us to repair damage from December 2004 and January 2005 ice storms.  On July 12, 2006, the PUCO approved our tariff as proposed and we began recovering these deferred costs over a two-year period beginning August 1, 2006.

PJM administrative costs contain the administrative fees billed to us by PJM Interconnection, L.L.C. (PJM) as a member of  PJM .  Pursuant to a PUCO order issued on January 25, 2006, these deferred costs will be recovered over a 3-year period from retail ratepayers beginning February 2006.

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

Regulatory Liabilities

Asset retirement obligations - regulated property reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing transmission and distribution property from service upon retirement.

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

SECA (Seams Elimination Charge Adjustment) net revenue subject to refund represents the deferral of net SECA revenue accrued in 2005 and 2006.  SECA revenue and expenses represent FERC-ordered transitional payments to replace the through-and-out transmission rates that were eliminated within the PJM/MISO region.  A hearing was held in early 2006 to determine the amount of these transitional payments.  As of March 31, 2007,  no ruling has been issued.  We received and paid these transitional payments from May 2005 through March 2006.

6.     Assets Held for Sale

In connection with DPLE’s (significant subsidiary of DPL) decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL recorded a $71.0 million impairment charge for the Greenville Station and Darby Station assets during the fourth quarter of 2006. Prior to the impairment charge Greenville Station had a net book value of approximately $66 million and Darby Station had a net book of approximately $156 million.  Greenville Station consists of four natural gas peaking units and Darby Station consists of six natural gas peaking units.

These assets are no longer being depreciated.  The assets and liabilities held for sale March 31, 2007 and December 31, 2006 in the Condensed Consolidated Balance Sheets are as follows:

($ in millions)

Current assets:
Inventories	$0.2

Property:
Property, plant and equipment	$283.5
Less: Accumulated depreciation and amortization	(132.3)
Net property, plant and equipment	$151.2

Current liabilities:
Accounts payable and accrued expenses	$0.2

DPLE completed the sale of these peaking units on April 25, 2007 and received approximately $151.2 million in cash. See Footnote 11 Subsequent Events.

7.     Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  Benefits under this SERP have been frozen and no additional benefits can be earned.  We also have unfunded liabilities related to retirement benefits for certain active, terminated and retired key executives (not related to our ongoing litigation with three former executives) that include The DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP).  These liabilities totaled approximately $0.8 million at March 31, 2007.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31, 2007 and 2006 was:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2007	2006	2007	2006
Service cost	$1.1	$1.1	$—	$—
Interest cost	4.1	4.1	0.4	0.4
Expected return on assets (a)	(5.5)	(5.4)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	0.9	1.0	(0.2)	(0.2)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit cost before adjustments	1.2	1.4	0.1	0.2
Special termination benefit cost (b)	—	0.3	—	—
Net periodic benefit cost after adjustments	$1.2	$1.7	$0.1	$0.2

(a) The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

(b) In 2006, a special termination benefit cost was recognized as a result of 16 employees who participated in a voluntary early retirement program and retired at various dates during 2006; this program was completed as of April 1, 2006.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement
2007	$ 14.5	$ 2.0
2008	$ 19.8	$ 2.6
2009	$ 20.2	$ 2.6
2010	$ 20.7	$ 2.5
2011	$ 20.9	$ 2.4
2012 — 2016	$ 111.9	$ 10.0

8.     Stock-Based Compensation

For the quarter ended March 31, 2007, total compensation expense was $5.1 million for all share-based compensation (stock options, RSUs, restricted shares and performance shares) with an associated tax benefit of $1.8 million.  Compensation expense for the year ended December 31, 2006 was $5.8 million for all share-based compensation and the tax benefit associated with these expenses was $2.1 million.

Share-based awards will be issued from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Per FAS 123R, stock options and RSUs are valued using a Black-Scholes-Merton model, performance shares are valued using a Monte Carlo simulation and restricted shares are valued at the market price on the day of grant.

Options

In 2000, DPL’s Board of Directors adopted and DPL’s shareholders approved The DPL Inc. Stock Option Plan.  On April 26, 2006, DPL’s shareholders approved The DPL Inc. 2006 Equity and Performance Incentive Plan (EPIP).  With the approval of the EPIP, no new awards will be granted under The DPL Inc. Stock Option Plan, but shares relating to awards that are forfeited or terminated under The DPL Inc. Stock Option Plan may be granted under the EPIP.  There are currently 10,000 unvested stock options outstanding that will vest as of December 31, 2007.

The schedule of option activity for the three months ended March 31, 2007 was as follows:

Weighted-Avg.
	Number of	Grant Date
$ in millions	Options	Fair Value
Non-vested at January 1, 2007	10,000	$ 0.05
Granted in first three months 2007	—	$ —
Vested in first three months 2007	—	$ —
Forfeited in first three months 2007	—	$ —
Non-vested at March 31, 2007	10,000	$ 0.05

Summarized stock option activity was as follows:

	Three Months	Twelve Months
	Ended	Ended
	March 31,	December 31,
	2007	2006
Options:
Outstanding at beginning of year	5,091,500	5,486,500
Granted	—	—
Exercised	(150,000)	(355,000)
Forfeited	—	(40,000)
Outstanding at year-end (a)	4,941,500	5,091,500
Exercisable at year-end	4,931,500	5,081,500

Weighted average option prices per share:
Outstanding at beginning of year	$ 21.95	$ 21.86
Granted	$ —	$ —
Exercised	$ 26.43	$ 21.00
Forfeited	$ —	$ 15.88
Outstanding at year-end	$ 21.79	$ 21.95
Exercisable at year-end	$ 21.78	$ 21.94

(a)	In dispute with certain former executives, among other things, are approximately 1 million forfeited options not included above and 3.6 million outstanding options that are included above.

The stock options exercised in the first quarter of 2007 were valued at $4.5 million and produced proceeds of $3.9 million.  The market value of options that were vested at March 31, 2007 was approximately $48.5 million.

Restricted Stock Units (RSUs)

In addition, RSUs were granted to certain key employees prior to 2001.  There were 1.3 million RSUs outstanding as of March 31, 2007, of which only $0.1 million have not vested.  Substantially all of the vested RSUs are in dispute as part of our ongoing litigation with Peter H. Forster, formerly DPL’s Chairman; Caroline E. Muhlenkamp, formerly DPL’s Group Vice President and Interim Chief Financial Officer; and Stephen F. Koziar, Jr., formerly DPL’s Chief Executive Officer and President.  The remaining 0.1 million non-vested RSUs will be paid in cash upon vesting and will vest as follows:  20,097 in 2007; 14,688 in 2008; 10,205 in 2009; and 5,008 in 2010.  Vested RSUs are marked to market each quarter and any adjustment to compensation expense is recognized at that time.  Non-vested RSUs are valued quarterly at fair value using the Black-Scholes-Merton model to determine the amount of compensation expense to be recognized.  Non-vested RSUs do not earn dividends.

Performance Shares

Under the EPIP, the Board adopted a Long-Term Incentive Plan (LTIP) under which DPL will award a targeted number of performance shares of common stock to executives.  Awards under the LTIP will be awarded based on a Total Shareholder Return Relative to Peers performance.  No performance shares will be earned in a performance period if the three-year Total Shareholder Return Relative to Peers is below the threshold of the 40th percentile.  Further, the LTIP awards will be capped at 200% of the target number of performance shares, if the Total Shareholder Return Relative to Peers is at or above the threshold of the 90th percentile.  The Total Shareholder Return Relative to Peers is considered a market condition under FAS 123R.  There is a three year requisite service period for each tranche of the Performance Shares.

The schedule of non-vested performance share activity for the three months ended March 31, 2007 follows:

	Number of	Weighted-Avg.
	Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2007	110,723	$ 2.7
Granted in first three months 2007	69,184	$ 2.4
Vested in first three months 2007	—	$ —
Forfeited in first three months 2007	(14,172)	$ (0.5)
Non-vested at March 31, 2007	165,735	$ 4.6

	Three Months	Twelve Months
	Ended	Ended
	March 31, 2007	December 31, 2006
Performance Shares:
Outstanding at beginning of year	154,768	—
Granted	69,184	244,423
Exercised	(22,462)	—
Expired	(21,583)	—
Forfeited	(14,172)	(89,655)
Outstanding at end of period	165,735	154,768
Exercisable at end of period	—	44,045

The performance shares exercised in the first quarter of 2007 were valued at $1.3 million, however, there were no proceeds because performance shares do not have an exercise price.

As of March 31, 2007, there was $3.1 million of total unrecognized compensation cost related to non-vested performance shares granted under the LTIP.  We expect to recognize $1.3 million of this cost in 2007, $1.1 million in 2008 and $0.7 million in 2009.  A forfeiture rate of 20% was estimated in calculating the compensation expense.

Restricted Shares

Under the EPIP, the Board granted shares of DPL Inc. Restricted Shares to various executives.  The Restricted Shares are to be registered in the executive’s name, receive dividends as declared and paid on all DPL common stock and will vest after a specified service period.

During the first quarter of 2007, 5,000 restricted shares were awarded to two of our executive officers.

	Number of	Weighted-Avg.
	Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2007	19,000	$ 0.5
Granted in first three months 2007	5,000	0.1
Vested in first three months 2007	—	—
Forfeited in first three months 2007	—	—
Non-vested at March 31, 2007	24,000	$ 0.6

	Three Months	Twelve Months
	Ended	Ended
	March 31, 2007	December 31, 2006
Restricted Shares:
Outstanding at beginning of year	19,000	—
Granted	5,000	19,000
Exercised	—	—
Forfeited	—	—
Outstanding at end of period	24,000	19,000
Exercisable at end of period	—	—

Restricted shares do not have an exercise price.

As of March 31, 2007, there was $0.6 million of total unrecognized compensation cost related to non-vested restricted shares granted under the EPIP.  We expect to recognize $0.1 million of this cost in 2007, $0.2 million in 2008 and $0.3 million during the period from 2009 - 2011.

9.     Long-term Debt

DPL Inc.

		At	At
		March 31,	December 31,
$ in millions		2007	2006
DP&L -	First mortgage bonds maturing
	2013 - 5.125%	$ 470.0	$ 470.0
DP&L -	Pollution control series maturing
	2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing
	through 2034 - 4.78% (a)	214.4	214.4
		784.4	784.4
DPL Inc. -	Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. -	Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. -	Senior Notes 6.25% Series due 2008	100.0	100.0
DPL Inc. -	Senior Notes 8.00% Series due 2009	175.0	175.0
DP&L -	Obligations for capital leases	1.9	2.0
Unamortized debt discount (b)		(1.9)	(2.0)
Total		$ 1,551.8	$ 1,551.8

(a)	Weighted average interest rate for 2007 and 2006.

(b)	DP&L’s unamortized debt discount was $(1.2) million and $(1.2) million for
March 31, 2007 and December 31, 2006, respectively.

DP&L

	At	At
	March 31,	December 31,
$ in millions	2007	2006
First mortgage bonds maturing
2013 - 5.125%	$ 470.0	$ 470.0
Pollution control series maturing
2036 - 4.80%	100.0	100.0
Pollution control series maturing
through 2034 - 4.78% (a)	214.4	214.4
	784.4	784.4
Obligations for capital leases	1.9	2.0
Unamortized debt discount	(1.2)	(1.2)
Total	$ 785.1	$ 785.2

(a)	Weighted average interest rate for quarter ended March 31, 2007 and 2006.

At March 31, 2007, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million for the remainder of 2007, $100.7 million in 2008, $175.8 million in 2009, $0.6 million in 2010 and $297.4 million in 2011.

At March 31, 2007, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million for the remainder of 2007, $0.7 million in 2008, $0.8 million in 2009, $0.6 million in 2010 and none in 2011.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

On August 29, 2005, DPL redeemed $200 million of its 8.25% Senior Notes due 2007.  The remaining $225 million of these notes were retired March 1, 2007, their maturity date.

During the first quarter of 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund the ongoing flue gas desulfurization (FGD) capital projects.  On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  All funds from this borrowing have been drawn as of April 3, 2007.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L has drawn out the entirety of the funds.

DP&L expects to use the remaining $100 million of volume cap carryforward prior to the end of 2008.  DP&L is planning to issue in conjunction with the OAQDA another $100 million of tax-exempt bonds to finance the remaining qualifying solid waste disposal facilities at Miami Fort, Killen, Stuart and Conesville Generating Stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of March 31, 2007, DP&L has borrowed $65 million from this facility for ninety-two days at 5.63%.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of March 31, 2007, DP&L had no outstanding letters of credit against the facility.

On February 24, 2005, DP&L entered into an amendment to extend the term of its Master Letter of Credit Agreement with a financial lending institution for one year and to reduce the maximum dollar volume of letters of credit to $10 million.  On February 17, 2006, DP&L renewed its $10 million agreement for one year.  In February 2007, DP&L opted not to renew this agreement.

There are no inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

10.  Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At March 31, 2007, these include:

Contractual Obligations

		Payment Year
		Less Than	2 - 3	4 - 5	More Than
$ in millions	Total	1 Year	Years	Years	5 Years
DPL

Long-term debt	$ 1,549.9	$ —	$ 275.0	$ 297.4	$ 977.5
Interest payments	1,074.3	71.8	170.7	144.0	687.8
Pension and postretirement payments	230.1	16.5	45.2	46.5	121.9
Capital leases	2.8	0.7	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	467.8	246.5	110.5	110.8	—
Limestone contracts	58.4	1.5	9.4	10.8	36.7
Other contractual obligations	436.7	370.0	57.1	9.6	—
Total contractual obligations	$ 3,820.7	$ 707.3	$ 669.7	$ 619.8	$ 1,823.9

DP&L

Long-term debt	$ 783.2	$ —	$ —	$ —	$ 783.2
Interest payments	562.2	29.4	78.3	78.3	376.2
Pension and postretirement payments	230.1	16.5	45.2	46.5	121.9
Capital leases	2.8	0.7	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	467.8	246.5	110.5	110.8	—
Limestone contracts	58.4	1.5	9.4	10.8	36.7
Other contractual obligations	436.7	370.0	57.1	9.6	—
Total contractual obligations	$ 2,541.9	$ 664.9	$ 302.3	$ 256.7	$ 1,318.0

(a)   DP&L-operated units

Long-term debt:

DPL’s long-term debt as of March 31, 2007, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt as of March 31, 2007, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 9 of Notes to Condensed Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of March 31, 2007, DP&L had estimated future benefit payments as outlined in Note 7 of Notes to Condensed Consolidated Financial Statements.  These estimated future benefit payments are projected through 2015.

Capital leases:

As of March 31, 2007, DP&L had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2007, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into various limestone contracts to supply limestone for its generating facilities.

Other contractual obligations:

As of March 31, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At March 31, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five-year facility that expires on November 21, 2011.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.  At March 31, 2007, there was $65 million outstanding under this credit agreement due on May 29, 2007 at 5.63% interest.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2007, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

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

	2007	2008	2009	2010
Darby	$ 30.6	$ 23.0	$ 15.3	$ 7.7

Greenville	$ 14.8	$ 11.1	$ 7.4	$ 3.7

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2007, cannot be reasonably determined.

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

Former Executive Litigation

Cumulatively through March 31, 2007, we have accrued for accounting purposes, obligations of approximately $61 million to reflect claims regarding deferred compensation, estimated MVE incentives and/or legal fees that certain former executives assert are payable per contracts.  We dispute the former executives’ entitlement to any of those sums and are pursuing litigation against them contesting all such claims.

Environmental

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the Station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports are scheduled to be filed at various times from May through September 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

On April 2, 2007, the U.S. Supreme Court unanimously overturned the rulings of two lower courts and concluded that the CAA’s New Source Review (NSR) requirements are triggered when a major physical or operational change at a facility results in an increase in the facility’s annual emissions (Environmental Defense et al, v. Duke Energy Corp. et al.).  The outcome of this case is significant to DP&L because it eliminates one of DP&L’s major arguments in the lawsuit filed against it by the Sierra Club .  The Court decided that an annual rate of emissions could be used to determine if major modifications have been made to a plant as opposed to an hourly emission rate as Duke had argued.  Using the annual rate makes it more likely that most plant modifications will be found to be “major” modifications, thus requiring EPA permits.  DP&L can still defend against the allegations of NSR violations if it can establish that the activities at issue did not cause total annual emissions to increase or that the projects that resulted in increased emissions were undertaken for routine maintenance, repair and replacement activities.

11. Subsequent Events

Sale of Peaking Units

On April 25, 2007, DPL Energy, LLC, completed the sale of its Darby and Greenville electric peaking generation facilities providing DPL with approximately $151.2 million in cash.  Darby Station was sold to Columbus Southern Power, a utility subsidiary of American Electric Power (AEP), for approximately $102 million in cash. Greenville Station was sold to Buckeye Power, Inc. for approximately $49.2 million in cash.

The sale proceeds will be used to pay down short-term borrowings and fund DP&L's major construction projects.

Darby station has a summer capacity of 450 megawatts and is located 20 miles southwest of Columbus, Ohio and Greenville station has a summer capacity of 200 megawatts and is located in Greenville, Ohio. With the closing of these sales, DPL owns approximately 950 megawatts of peaking generation and 2,800 megawatts of coal-fired generation.

Insurance Recovery Claim

On January 13, 2006, we filed a claim against one of our insurers, Associated Electric & Gas Insurance Services (AEGIS), under a fiduciary liability policy to recoup legal fees associated with our litigation against three former executives.  On April 17-18, 2007, DP&L and AEGIS mediated the issue and reached a settlement in which AEGIS agreed to pay DP&L $14.5 million for legal fees incurred by DP&L associated with our litigation against three former executives. The settlement agreement was signed and executed on April 30, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:  abnormal or severe weather; unusual maintenance or repair requirements; changes in fuel costs, purchased power, coal, environmental emissions, gas and other commodity prices; increased competition; regulatory changes and decisions; changes in accounting rules; financial market conditions; and general economic conditions.

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

The following discussion should be read in conjunction with the accompanying financials and related footnotes included in Part 1 — Financial Information.

BUSINESS OVERVIEW

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 89% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.  Beginning with the 2006 Form 10-K and in the future, DPL and DP&L will file combined SEC reports on an interim and annual basis.

DPL is a regional electric energy and utility company and through its principal subsidiary, DP&L, is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio. DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations. More specifically, DPL and DP&L’s strategy is to match energy supply with load or customer demand, maximize profits while effectively managing exposure to movements in energy and fuel prices and utilize the transmission and distribution assets that transfer electricity at the most efficient cost, while maintaining the highest level of customer service and reliability.

We operate and manage generation assets and are exposed to a number of risks through this management. These risks include but are not limited to electricity wholesale price risk, fuel supply and price risk and power plant performance.  We attempt to manage these risks through various means. For instance, we operate a portfolio of wholly-owned and jointly-owned generation assets that is diversified as to fuel source, cost structure and operating characteristics. We are focused on the operating efficiency of these power plants and maintaining their availability.

Like other electric utilities and energy marketers, DP&L and DPL Energy, LLC (DPLE, one of our wholly-owned subsidiaries) may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally-owned electric utilities, and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.

We operate and manage transmission and distribution assets in a rate-regulated environment. Accordingly, this subjects us to regulatory risk in terms of the costs that we may recover and the investment returns that we may collect in customer rates. We are focused on delivering electricity and maintaining high standards of customer service and reliability in a cost-effective manner.

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

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the FERC.  As discussed below, in connection with the recovery of such costs in retail rates, DP&L incurs significant administrative charges.  Additionally, PJM’s role in administering the regional transmission grid and planning regional transmission expansion improvements results in periodic proposals by PJM and other stakeholder members of PJM to the FERC to allocate and charge costs associated with the transmission system to various entities operating within PJM including DP&L.  DP&L and other interested parties have the right to intervene and offer counter-proposals.

UPDATES / OTHER MATTERS

Sale of Peaking Units

On April 25, 2007, DPL Energy, LLC, completed the sale of its Darby and Greenville electric peaking generation facilities providing DPL with approximately $151.2 million in cash.  Darby Station was sold to Columbus Southern Power, a utility subsidiary of American Electric Power (AEP), for approximately $102 million in cash. Greenville Station was sold to Buckeye Power, Inc. for approximately $49.2 million in cash.

The sale proceeds will be used to pay down short-term borrowings and fund DP&L's major construction projects.

Darby station has a summer capacity of 450 megawatts and is located 20 miles southwest of Columbus, Ohio and Greenville station has a summer capacity of 200 megawatts and is located in Greenville, Ohio. With the closing of these sales, DPL owns approximately 950 megawatts of peaking generation and 2,800 megawatts of coal-fired generation.

Insurance Recovery Claim

On January 13, 2006, we filed a claim against one of our insurers, Associated Electric & Gas Insurance Services (AEGIS), under a fiduciary liability policy to recoup legal fees associated with our litigation against three former executives.  On April 17-18, 2007, DP&L and AEGIS mediated the issue and reached a settlement in which AEGIS agreed to pay DP&L $14.5 million for legal fees incurred by DP&L associated with our litigation against three former executives. The settlement agreement was signed and executed on April 30, 2007.

Updates on Competition and Regulation

Ohio Matters

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.  DP&L continues to have the exclusive right to provide delivery service in its state certified territory.  The Public Utilities Commission of Ohio (PUCO) maintains jurisdiction over DP&L’s delivery of electricity, the standard offer supply service that customers receive if they do not choose an alternative retail electricity supplier, and other rates and charges associated with the provision of retail electric service.

On April 4, 2005, DP&L filed a request with the PUCO to implement a new Rate Stabilization Surcharge (RSS) effective January 1, 2006 to recover cost increases associated with environmental capital, related operations and maintenance costs and fuel expenses.  DP&L entered into a settlement agreement that extended DP&L’s rate stabilization period through December 31, 2010.  During this time, DP&L will continue to provide retail electric service at fixed rates with the ability to recover increased fuel and environmental costs through surcharges and riders.  Specifically, the agreement provides for:

•                  A rate stabilization surcharge equal to 11% of generation rates beginning January 1, 2006 and continuing through December 2010.  Based on 2004 sales, this rider is expected to result in approximately $65 million in net revenues per year.

•                  A new environmental investment rider beginning January 1, 2007 equal to 5.4% of generation rates, with incremental increases equal to 5.4% each year through 2010.  Based on 2004 sales, this rider is expected to result in approximately $35 million in annual net revenues beginning January 2007, growing to approximately $140 million by 2010.

•                  An increase to the residential generation discount from January 1, 2006 through December 31, 2008, which is expected to result in a revenue decrease of approximately $7 million per year for three years, based on 2004 sales.  The residential discount is accounted for in the $65 million net revenue stated above and will expire on December 31, 2008.

On December 28, 2005, the PUCO adopted the settlement with certain modifications (RSS Stipulation).  The PUCO ruled that the environmental rider will be bypassable by all customers who take service from alternate generation suppliers.  Thus, future additional revenues are dependent upon actual sales and levels of customer switching.  Applications for rehearing were denied and the case was appealed to the Ohio Supreme Court by the Ohio Consumers’ Counsel.  Oral argument was heard by the Supreme Court on April 17, 2007.  The Company cannot predict whether the Ohio Supreme Court will affirm the PUCO’s approval of the RSS Stipulation, affirm it in part subject to modifications, or reject it.  The decision of the Ohio Supreme Court is pending.

As of March 31, 2007, four unaffiliated marketers were registered as Competitive Retail Electric Services (CRES) providers in DP&L’s service territory.  While there has been some customer switching to date, it represented less than 0.15 percent of sales in 2006.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all of the total kWh supplied by CRES providers within DP&L’s service territory in 2006.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

DP&L agreed to implement a Voluntary Enrollment Program (VEP) that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class.  The 20% threshold has never been reached.  Customers who elected to participate in the program have been grouped together and collectively bid out to CRES providers.  The first of four rounds of bidding for the 2007 program was conducted in April resulting in no bids being received.  To date, the VEP process has resulted in zero customer switching.  Future period effects cannot be determined at this time.

On August 28, 2006, the Staff of the PUCO issued a report relating to compliance with the Federal Energy Policy of 2005.  In that report the Staff made recommendations to the Commission to implement new rules and procedures relating to net metering, customer generator interconnection, stand by power, time-of-use rates and renewable energy portfolio standards.  DP&L, among others, filed comments and reply comments.  On March 28, 2007, the PUCO issued a Finding and Order that established new requirements for Ohio investor owned utilities related to distribution interconnection standards and net metering programs.  It initiates further discussions at the Commission on topics such as renewable energy standards, fuel source requirements, automated meter infrastructure and time differentiated rate options for customers.  DP&L cannot predict the potential cost that may be associated with any new regulations that may be adopted as a result of these proceedings.

On April 3, 2007, the PUCO issued proposed revisions to the Commission’s minimum electric service and safety standards.  These rules govern a variety of utility operations such as maintenance programs, new construction, meter reading and distribution circuit performance.  The proposed changes impact customer service requirements, reliability reporting and distribution inspection and maintenance programs, as well as increase the penalty the Commission may invoke if a utility is found to be in violation of these rules.  DP&L may experience an increase in distribution operation and maintenance expense associated with the new rules.  However, the  amount of said increase is unknown at this time.  The Company and other stakeholders will have an opportunity to offer comments and reply comments prior to finalization of the new rules.

Federal Matters

On April 19, 2007, the FERC issued an Order with regard to the allocation of costs associated with new planned transmission facilities.  FERC ordered that the cost of new, high-voltage facilities be socialized across the PJM region and the costs of new facilities at lower voltages be assigned to the load centers that benefit from the new facilities.  The methodology for identifying beneficiaries has been set for hearing.  Also on April 19, 2007, the FERC issued an Order relating to the allocation of costs associated with existing transmission facilities, upholding the existing PJM rate design.  These Orders are subject to rehearing and the appeal process.  DP&L is currently evaluating the potential financial impacts of the Orders.

As a member of PJM, the value of DPL’s generation capacity will be affected by changes in the PJM capacity construct.  The new construct introduces a new Reliability Pricing Model (RPM) that will change the way generation capacity is priced and planned for by PJM.  DP&L, along with most of the parties relating to the case, entered into a settlement agreement that generally retains the RPM concept as proposed by PJM, with certain modifications.  The settlement was approved by the FERC on December 21, 2006.  PJM held its first RPM auction in April 2007 for the 2007/2008 planning year.  DP&L does not expect any material changes in forecasted financial results due to the outcome of this auction.  Additional auctions will be held during 2007 for the 2008/2009 and 2009/2010 planning years.  The financial impact of these auctions is unknown and will depend on a number of factors including projections made by PJM as well as market participant bidding behavior.

DP&L provides transmission and wholesale electric service to thirteen municipal customers in its service territory.  Municipalities, in turn, distribute electricity principally within their incorporated limits.  Approximately 1% of total electricity sales in 2006 represented sales to these municipalities.

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

DP&L’s coal-fired units are subject to the acid rain provisions of the Clean Air Act and the NOx and Ozone Transport rule.   All of the SO2 and NOx emissions data submitted to the United States Environmental Protection Agency (USEPA), pursuant to these provisions, for 2005 and the first quarter of 2006 were recorded and reported in compliance with USEPA regulations.  Subsequently, DP&L detected a malfunction with its emission monitoring system at one of its generation stations and ultimately determined its SO2 and NOx emissions data were under reported.  DP&L has petitioned the USEPA to accept an alternative methodology for calculating actual emissions for 2005 and the first quarter of 2006.  DP&L has sufficient allowances in its general account to cover the understatement and is working with the USEPA to resolve the matter.  Management does not believe the ultimate resolution of this matter will have a material impact on operating results or financial position.

Environmental Regulation and Litigation Related to Air Quality

Regulation Proceedings – Air

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone non-attainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone non-attainment designations.  DP&L owns and/or operates a number of facilities in counties designated as non-attainment with the ozone national ambient air quality standard.  DP&L does not know at this time what future regulations may be imposed on its facilities and will closely monitor the regulatory process.  Ohio EPA will develop regulations to attain and maintain compliance with the eight-hour ozone national ambient air quality standard.  Numerous parties have filed petitions for review.  DP&L cannot predict the outcome of USEPA’s reconsideration petitions.

In February 2007, the Ohio EPA, Regional Air Pollution Control Agency, issued a Notice of Violation (NOV) to DP&L with respect to an allegedly failed performance test in November 2006 for particulate matter at DP&L’s Hutchings Station.  The EPA requested additional data, proposed that a retest be made of two boilers at Hutchings Station and noted that any decision to seek penalties would be made at another time.  DP&L has responded to the NOV noting that a retest taken in December 2006 demonstrated that the November results were not representative of normal operations and proposing that all boilers at Hutchings Station be tested again in June 2007. We believed any penalties assessed related to this matter will be immaterial to our results of operations, financial position or cash flows.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007 remanding several aspects of the rule to USEPA for reconsideration.  On March 20, 2007, USEPA issued a memorandum regarding the agency’s implementation of this opinion stating that, because so many provisions of the rules had been remedied, the rule should be suspended.  We are undertaking studies at two facilities but cannot predict the impact such studies may have on future operations, the outcome of the remanded rulemaking or how Ohio EPA will implement the USEPA memorandum.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were the significant themes and events for the first quarter of 2007:

•                  DPL’s revenues for the three months ended March 31, 2007 increased 11% over the same period in 2006 mainly due to colder weather, the rate stabilization surcharge and other regulated asset recovery riders, which began in the first quarter of 2006, improving gross margin and profitability.  DPL’s fuel, purchased power costs, and operation and maintenance increased over the first quarter of 2006 by $6.1 million, $26.9 million and $6.9 million, respectively. The increase in purchase power volume was primarily the result of DPL and partner operated generating facilities being unavailable due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.  DPL’s cash flows from operations for the three months ended March 31, 2007 of $97.1 million was 6% higher than the cash flows from operations of $91.6 million for the same period of 2006.

•                  DP&L’s revenues for the first quarter of 2007 increased 11% over the first quarter of 2006 resulting from the colder weather, rate stabilization surcharge and other regulated asset recovery riders which began in the first quarter of 2006 improving gross margin and profitability.  DP&L’s fuel, purchased power costs, and operation and maintenance increased over the first quarter of 2006 by $5.6 million, $27.1 million and $5.2 million, respectively. The increase in purchase power volume was primarily the result of DP&L and Partner operated generating facilities being unavailable due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.  DP&L’s cash flows from operations for the three months ended March 31, 2007 of $137.0 million was 5% lower than the cash flows from operations of $143.5 million for the same period in 2006.

•                  On February 26, 2007, DP&L borrowed $65 million against the $220 million unsecured revolving credit facility.

RESULTS OF OPERATIONS – DPL Inc.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  DP&L provides approximately 99% of the total revenues of DPL.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Financial Highlights - DPL

	Three Months Ended
	March 31,
$ in millions	2007	2006

Revenues:
Retail	$304.5	$283.3
Wholesale	56.7	37.4
RTO ancillary	15.7	17.7
Other revenues, net of fuel costs	2.8	2.7
Total revenues	$379.7	$341.1

Less: Fuel	$90.3	$84.2
Purchased power (a)	52.2	25.3
Gross margins (b)	$237.2	$231.6

Gross margins as a percentage of
revenues	62.5%	67.9%

Operating income	$103.5	$103.2

Earnings per share:
Continuing operations	$0.48	$0.43
Discontinued operations	0.04	0.06
Net income	$0.52	$0.49

(a)              Purchased power includes RTO ancillary charges of $12.4 million and $12.2 million for the three months ended 2007 and 2006, respectively.

(b)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – Revenues

Three Months Ended
March 31,
$ in millions	2007 vs. 2006

Retail
Rate	$6.2
Volume	15.1
Other miscellaneous	(0.1)
Total retail change	$21.2

Wholesale
Rate	$5.5
Volume	13.8
Total wholesale change	$19.3

RTO ancillary & other
RTO services	$(2.0)
Other	0.1
Total revenues change	$(1.9)

Total revenues	$38.6

For the quarter ended March 31, 2007, revenues increased $38.6 million, or 11% to $379.7 from $341.1 for the same period in the prior year.  This increase was primarily the result of higher average rates and sales volume for both retail and wholesale.  Retail revenues increased $21.2 million resulting from a 5% increase in sales volume driven by colder weather and a 2% increase in average retail rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders.  These increases resulted in a $15.1 million sales volume variance and a $6.2 million price variance for retail revenues.  Wholesale revenue increased $19.3 million for the first quarter of 2007 primarily as a result of a 37% increase in sales volume (301 GWh) and an 11% increase in wholesale average rates.  These increases resulted in a $13.8 million sales volume variance and a $5.5 million price volume variance for wholesale revenues.  For the first quarter of 2007, the RTO ancillary revenues decreased $2.0 million, or 11%, to $15.7 million compared to the first quarter of 2006.  RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.

DPL Inc. – Margins, Fuel and Purchased Power

For the first quarter of 2007, gross margin of $237.2 million increased $5.6 million, or 2%, from $231.6 million in the first quarter of 2006.  As a percentage of total revenues, gross margin decreased to 62.5% in 2007 compared to 67.9% in 2006.  This result reflects the favorable impact of the rate stabilization plan on revenues offset by increased fuel and purchase power costs.  Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $6.1 million, or 7%, in the first quarter of 2007 compared to the same period in 2006 primarily due to increased fuel prices and higher generation output.  Purchased power increased $26.9 million in the first quarter of 2007 compared to the same period in 2006 primarily resulting from increased charges of $22.3 million relating to higher purchased power volume and $4.4 million increase due to higher average market rates.  The increase in purchase power volume was primarily the result of DPL and partner operated generating facilities being unavailable due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

DPL Inc. - Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2007 vs. 2006
Legal costs	$4.0
Mark-to-market adjustments of restricted stock units (RSUs)	2.8
Power production costs	2.4
Service operations	1.9
Low-Income Assistance Program costs	0.4
Long-term and other incentive compensation	(2.5)
Expenses for injuries and damages	(1.3)
Pension and benefits	(0.9)
RTO administrative fees	(0.8)
Other, net	0.9
Total operation and maintenance expense	$6.9

For the three months ended March 31, 2007, operation and maintenance expense increased $6.9 million or 11% compared to the same period in 2006 primarily resulting from a $4.0 million increase in legal fees largely related to the litigation with former executives; a $2.8 million increase in mark-to-market adjustments of restricted stock units; a $2.4 million increase in power production costs primarily reflecting higher boiler maintenance and plant operating expenses; a $1.9 million increase in service operation costs resulting primarily from two major ice storms in February 2007; and Low-Income Assistance Program costs of $0.4 million.  These increases were partially offset by a $2.5 million decrease in long-term and other incentive compensation; a $1.3 million decrease in expenses for injuries and damages; a $0.9 million decrease in pension and benefits expenses; and a $0.8 million decrease in RTO administrative fees.

DPL Inc. – Depreciation and Amortization

For the first quarter of 2007, depreciation and amortization expense decreased $3.4 million compared to the first quarter of 2006 primarily reflecting the absence of depreciation on the peaking units and the impact of asset retirements.

DPL Inc. – Amortization of Regulatory Assets

For the first quarter of 2007, amortization of regulatory assets increased $1.8 million to $2.9 million compared to the same period in 2006.  The increase reflects the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; the amortization of PJM administrative fees deferred for the period October 2004 through January 2006; and the amortization of incremental 2004/2005 severe storm costs.

DPL Inc. – Investment Income

For the three months ended March 31, 2007, investment income decreased $3.4 million to $3.0 million from $6.4 million for the same period in 2006.  This decrease was primarily the result of lower cash and short-term investment balances in 2007 compared to 2006.

DPL Inc. – Interest Expense

Interest expense for the first quarter of 2007 decreased $3.2 million, or 12%, compared to the same period in 2006 resulting from the redemption of DPL $225 million 8.25% Senior Notes, the elimination of the interest penalty on the DPL $175 million 8% Senior Notes resulting from the delayed exchange offer registration of those securities and a higher capitalized interest of $2.8 million in the first quarter of 2007 compared to 2006 associated with our major construction projects.  These decreases were partially offset by interest expense associated with DP&L’s new $100 million 4.8% Series pollution control bonds issued September 13, 2006 and the $65 million of short-term borrowing against DP&L’s $220 million unsecured revolving credit facility.

DPL Inc. – Other Income (deductions)

For the three months ended March 31, 2007, other income (deductions) was $1.1 million higher than the same period in 2006 primarily due to gains of $0.7 million realized in the first quarter of 2007 from the sale of NOx allowances.  There were no sales of pollution control emission allowances during 2006.

DPL Inc. – Income Tax Expense

For the first quarter of 2007, income taxes increased $1.3 million, or 4%, compared to the same period in 2006, primarily reflecting an increase in pre-tax book income and an increase in the accrual for open tax years, partially offset by a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

RESULTS OF OPERATIONS – The Dayton Power and Light Company (DP&L)

Income Statement Highlights – DP&L

		Three Months Ended
		March 31,
$ in millions		2007	2006

	Revenues:
	Retail	$271.8	$251.0
	Wholesale	90.0	70.4
	RTO ancillary	15.7	17.7
	Total revenues	$377.5	$339.1

Less:	Fuel	$89.5	$83.9
	Purchased power (a)	52.7	25.6
	Gross margins (b)	$235.3	$229.6

	Gross margins as a percentage of
	revenues	62.3%	67.7%

	Operating income	$114.7	$115.5

(a)                   Purchased power includes RTO ancillary charges of $12.4 million and $12.2 million for the three months ended March 31, 2007 and 2006, respectively.

(b)                   For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Revenues

Three Months Ended
March 31,
$ in millions	2007 vs. 2006

Retail
Rate	$7.5
Volume	13.4
Other miscellaneous	(0.1)
Total retail change	$20.8

Wholesale
Rate	$(6.3)
Volume	25.9
Total wholesale change	$19.6

RTO ancillary & other
RTO services	$(2.0)

Total revenues	$38.4

For the first quarter of 2007, revenues increased 11% to $377.5 million compared to $339.1 million in the first quarter of 2006, reflecting an increase of $38.4 million.  This increase was primarily the result of increased sales volume for both retail and wholesale sales and higher average retail rates, partially offset by lower average wholesale rates and ancillary revenues associated with participation in a RTO.  Retail revenues increased $20.8 million resulting from a 5% increase in sales volume driven by colder weather and a 3% increase in average retail rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders.  These increases resulted in a $13.4 million sales volume variance and a $7.5 million price variance for retail revenues.  Wholesale revenues increased $19.6 million for the first quarter of 2007 primarily due to a 37% increase in sales volume (301 GWh) and a 7% decrease in wholesale average rates.  This resulted in a $25.9 million sales volume variance an offsetting $6.3 million price volume variance for wholesale revenues.  RTO ancillary revenues decreased $2.0 million, or 11%, for the first quarter of 2007 to $15.7 million compared to the first quarter of 2006.  RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.

DP&L - Margins, Fuel and Purchased Power

For the first quarter of 2007, gross margin of $235.3 million increased $5.7 million, or 2%, from $229.6 million in the first quarter of 2006.  As a percentage of total revenues, gross margin decreased to 62.3% in 2007 compared to 67.7% in 2006.  This result reflects the increasing costs of fuel and purchased power despite the favorable impact on revenues of the Rate Stabilization Plan surcharge.  Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $5.6 million, or 7%, in the first quarter of 2007 compared to the same period in 2006 primarily due to increased fuel prices and higher generation output.  Purchased power increased $27.1 million in the first quarter of 2007 compared to the same period in 2006 primarily resulting from increased charges of $22.5 million relating to higher purchased power volumes and a price variance of $4.4 million reflecting higher average market rates.  The increase in purchase power volume was primarily the result of DP&L and partner operated generating facilities being unavailable due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

DP&L – Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2007 vs. 2006
Mark-to-market adjustments of restricted stock units (RSUs)	$2.6
Power production costs	2.4
Service operations	1.9
Legal fees	0.9
Low-Income Assistance Program costs	0.7
Long-term and other incentive compensation	(2.3)
Expenses for injures and damages	(1.3)
Pension and benefits	(0.8)
RTO administrative fees	(0.8)
Other, net	1.9
Total operation and maintenance expense	$5.2

For the three months ended March 31, 2007, operation and maintenance expense increased $5.2 million or 10% compared to the same period in 2006 primarily resulting from a $2.6 million increase in mark-to-market adjustments of restricted stock units; a $2.4 million increase in power production costs primarily reflecting higher boiler maintenance and plant operating expenses; a $1.9 million increase in service operation costs resulting primarily from two major ice storms in February 2007; a $0.9 million increase in legal fees and Low-Income Assistance Program costs of $0.7 million.  These increases were partially offset by a $2.3 million decrease in long-term and other incentive compensation; a $1.3 million decrease in expenses for injuries and damages a $0.8 million decrease in pension and benefits expenses; and a $0.8 million decrease in RTO administrative fees.

DP&L – Depreciation and Amortization

Depreciation and amortization decreased $0.6 million in the first quarter of 2007, compared to the same period in 2006, primarily reflecting the impact of asset retirements.

DP&L – Amortization of Regulatory Assets

For the three months ended March 31, 2007, amortization of regulatory assets increased $1.8 million to $2.9 million compared to the same period in 2006.  The increase reflects the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; the amortization of PJM administrative fees deferred for the period October 2004 through January 2006; and the amortization of incremental 2004/2005 severe storm costs.

DP&L – Interest Expense

Interest expense decreased $1.3 million or 19% in the three months ended March 31, 2007, compared to the same period of 2006, primarily relating to $2.8 million of increased capitalized interest resulting from pollution control capital expenditures at the generating plants, partially offset by increased interest of $1.2 million related to the $100 million 4.8% Series pollution control bonds issued in September 2006 and $0.3 million of interest related to the $65 million draw on our revolving credit facility in February 2007.

DP&L – Other Income (deductions)

For the three months ended March 31, 2007, other income (deductions) was $1.3 million higher than the same period in 2006 primarily due to gains of $0.7 million realized in the first quarter of 2007 from the sale of NOx allowances and $0.3 million of greater gains realized in 2007 compared to 2006 related to derivative activity.  There were no sales of pollution control emission allowances during 2006.

DP&L – Income Tax Expense

For the first quarter of 2007, income taxes decreased $1.5 million, or 3%, compared to the same period in 2006, primarily reflecting a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax that was partially offset by an increase in pre-tax book income and an increase in the accrual for open tax years.

0FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $106.4 million at March 31, 2007, compared to $262.2 million at December 31, 2006, a decrease of $155.8 million.  In addition, DPL had no restricted funds held in trust at March 31, 2007 in comparison to $10.1 million at December 31, 2006 related to the issuance of the $100 million pollution control bonds. The decrease in cash and cash equivalents was primarily attributed to the retirement of the $225.0 million DPL 8.25% Senior Notes, $80.5 million in capital expenditures and $27.8 million in dividends paid on common stock.  The decrease caused by such payments was partially offset by $97.1 million in cash generated from operating activities, $65.0 million of short-term debt issued against the $220.0 million unsecured revolving credit agreement, and $10.1 million of restricted funds drawn to fund pollution control capital expenditures.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $53.4 million at March 31, 2007, compared to $46.1 million at December 31, 2006, an increase of $7.3 million.  The increase in cash and cash equivalents was primarily attributed to $137.0 million in cash generated from operating activities, $65.0 million in a draw on our revolving credit facility and $10.1 million in restricted fund draws to finance pollution control capital expenditures at our generating plants, partially offset by $125.0 million in dividends paid on common stock to our parent DPL and $79.6 million in capital expenditures.

Operating Activities

For the quarters ended March 31, 2007 and 2006, cash flows from operations were as follows:

Net Cash provided by Operating Activities
	Quarters Ended March 31,
	2007	2006

DPL	$97.1	$91.6

DP&L	$137.0	$143.5

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

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $97.1 million and $91.6 million in the first quarter of 2007 and 2006, respectively.  The net cash provided by operating activities in the first quarter of 2007 was primarily the result of operating profitability, partially offset by an increase in cash used for working capital, specifically payments for interest.  The net cash provided by operating activities for 2006 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically taxes and inventories.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $137.0 million and $143.5 million in the first quarter of 2007 and 2006, respectively.  The net cash provided by operating activities for both years was primarily the result of operating profitability as well as cash generated from working capital, specifically from accounts payable and accrued taxes.

Investing Activities

For the quarters ended March 31, 2007 and 2006, cash flows from investing activities were as follows:

Net Cash used for Investing Activities
	Quarters Ended March 31,
	2007	2006

DPL	$(80.5)	$(110.9)

DP&L	$(79.6)	$(110.5)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $80.5 million and $110.9 million in the first quarter of 2007 and 2006, respectively.  Net cash flows used for investing activities in the first quarter of 2007 were related to capital expenditures.  Net cash flows used for investing activities for the quarter ended March 31, 2006 were related to capital expenditures; the sale and purchases of investments had no effect on investing activities for the quarter.

DP&L’s Cash used for Investing Activities

DP&L’s net cash flows used for investing activities were $79.6 million and $110.5 million in the first quarter of 2007 and 2006, respectively.  Net cash flows used for investing activities for both years were related to capital expenditures.

Financing Activities

For the quarters ended March 31, 2007 and 2006, cash flows from financing activities were as follows:

Net Cash used for Financing Activities
	Quarters Ended March 31,
	2007	2006

DPL	$(172.4)	$(185.4)

DP&L	$(50.1)	$(0.2)

DPL’s Cash used for Financing Activities

DPL’s net cash flows used for financing activities for the first quarter of 2007 were $172.4 million compared to the first quarter of 2006 of $185.4 million.  Net cash flows used for financing activities in the first quarter of 2007 were the result of cash used to redeem the $225 million 8.25% Senior Notes on March 1, 2007 and to pay dividends to stockholders of $27.8 million partially offset by cash received from borrowing $65.0 million against the $220 million unsecured revolving credit facility and the $10.1 million of restricted funds held in trust.  Net cash flows used for financing activities in the first quarter of 2006 were the result of cash used to repurchase $155.3 million of common stock and pay dividends to common stockholders of $30.2 million.

DP&L’s Cash used for Financing Activities

DP&L’s net cash flows used for financing activities were $50.1 million and $0.2 million in the first quarters of 2007 and 2006, respectively.  Net cash flows used for financing activities for 2007 were the result of cash used to pay common stock dividends to our parent DPL of $125.0 million and preferred dividends to third parties of $0.2 million, partially offset by $65.0 million from a draw on our revolving credit facility and $10.1 million of withdrawals from the trust set up as a result of issuing the $100 million 4.8% Series pollution control bonds in September 2006.  Net cash flows used for financing activities in 2006 were for the payment of preferred dividends.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees.  We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors described in Item 1a of our fiscal 2006 Form 10-K and Part II, Item 1a of this Form 10-Q.  If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, the senior notes and other long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

DPL’s construction additions were $78.9 million and $94.8 million in the first quarter of 2007 and 2006, respectively, and are expected to approximate $345 million in 2007.

DP&L’s construction additions were $78.0 million and $94.4 million in the first quarter of 2007 and 2006, respectively, and are expected to approximate $345 million in 2007.  Planned construction additions for 2007 relate to DP&L’s environmental compliance program, power plant equipment and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, DPL, through its subsidiary DP&L, is projecting to spend an estimated $645 million in capital projects, approximately 40% of which is to meet changing environmental standards.   In our Form 10-K as of December 31, 2006, we reported our estimated capital spending to be approximately $605 million.  This increase is due primarily to increases in the flue gas desulfurization projects at both DPL-operated and partner-operated generating plants.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions in 2007 with a combination of cash on hand, short-term financing, tax-exempt debt and cash flows from operations.

Debt and Debt Covenants

On August 29, 2005, DPL redeemed $200 million of its 8.25% Senior Notes due 2007.  The remaining $225 million of these notes were retired March 1, 2007, the maturity date.

During the first quarter of 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.   On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L has drawn out the entirety of the funds.

DP&L expects to use the remaining $100 million of volume cap carryforward prior to the end of 2008.  DP&L is planning to issue in conjunction with the OAQDA this $100 million of tax-exempt bonds to finance the remaining solid waste disposal facilities at Miami Fort, Killen, Stuart and Conesville Generating Stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five year term that expires on November 21, 2011 and that provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of March 31, 2007, DP&L has borrowed $65 million from this facility for ninety-two days at 5.63%.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of March 31, 2007, DP&L had no outstanding letters of credit against the facility.

On February 24, 2005, DP&L entered into an amendment to extend the term of its Master Letter of Credit Agreement with a financial lending institution for one year and to reduce the maximum dollar volume of letters of credit to $10 million.  On February 17, 2006, DP&L renewed its $10 million agreement for one year.  This agreement supports performance assurance needs in the ordinary course of business.  In February 2007, DP&L opted not to renew this agreement.

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

There was no change to our debt covenants as described in our Form 10-K as of December 31, 2006.

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Stable	March 2007
Moody’s Investors Service	Baa3	A3	Positive	June 2006
Standard & Poor’s Corp.	BBB-	BBB+	Stable	February 2007

Off-Balance Sheet Arrangements

DPL and DP&L do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At March 31, 2007, these include:

Contractual Obligations

		Payment Year
		Less Than	2 - 3	4 - 5	More Than
$ in millions	Total	1 Year	Years	Years	5 Years
DPL Inc.

Long-term debt	$1,549.9	$—	$275.0	$297.4	$977.5
Interest payments	1,074.3	71.8	170.7	144.0	687.8
Pension and postretirement payments	230.1	16.5	45.2	46.5	121.9
Capital leases	2.8	0.7	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	467.8	246.5	110.5	110.8	—
Limestone contracts	58.4	1.5	9.4	10.8	36.7
Other contractual obligations	436.7	370.0	57.1	9.6	—
Total contractual obligations	$3,820.7	$707.3	$669.7	$619.8	$1,823.9

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	562.2	29.4	78.3	78.3	376.2
Pension and postretirement payments	230.1	16.5	45.2	46.5	121.9
Capital leases	2.8	0.7	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	467.8	246.5	110.5	110.8	—
Limestone contracts	58.4	1.5	9.4	10.8	36.7
Other contractual obligations	436.7	370.0	57.1	9.6	—
Total contractual obligations	$2,541.9	$664.9	$302.3	$256.7	$1,318.0

(a)             DP&L-operated units

Long-term debt:

DPL’s long-term debt, as of March 31, 2007, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt, as of March 31, 2007, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 9 of Notes to Condensed Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt is described above.

Pension and postretirement payments:

As of March 31, 2007, DP&L had estimated future benefit payments as outlined in Note 7 of Notes to Condensed Consolidated Financial Statements.  These estimated future benefit payments are projected through 2016.

Capital leases:

As of March 31, 2007, DP&L had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of March 31, 2007, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right of way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into various limestone contracts to supply limestone for its generating facilities.

Other Contractual Obligation:

As of March 31, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At March 31, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.  At March 31, 2007, there was $65 million outstanding under this credit agreement due May 29, 2007 at 5.63% interest.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of March 31, 2007, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

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

Commodity Pricing Risk

Approximately 15% of DPL’s and 24% of DP&L’s first quarter of 2007 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold on the wholesale market when we can identify opportunities with positive margins. As of March 31, 2007, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately a $14.0 million increase or decrease to annual net income, assuming no increases or decreases in fuel and purchased power costs.  As of March 31, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $23.0 million increase or decrease to annual net income, assuming no increases or decreases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in the first quarter of 2007 and 2006 were 52% and 46%, respectively.   DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs was 54% and 49% in the first quarter of 2007 and 2006, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2007 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2007 due to planned emission control upgrades.  We do not expect to purchase SO2 allowances for 2007.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion, and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOx allowances for 2007.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on weather normalized sales and our co-owners’ projections, fuel costs are forecasted to be flat in 2007 compared to 2006.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of March 31, 2007, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $33.0 million increase or decrease to annual net income, assuming no increase or decreases in sale revenues. As of March 31, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $34.0 million increase or decrease to annual net income, assuming no increase or decreases in sale revenues.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  Our long-term debt represents publicly and privately held secured and unsecured notes and debentures with fixed interest rates.  At March 31, 2007, we had $65 million in short-term borrowings at 5.63% against the $220 million unsecured revolving credit agreement.

The carrying value of DPL’s debt was $1,552.7 million at March 31, 2007, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,592.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at March 31, 2007, are as follows:

	DPL’s Long-term Debt
Expected Maturity	Amount
Date	($ in millions)	Average Rate
2007	$0.7	6.2%
2008	100.7	6.3%
2009	175.7	8.0%
2010	0.6	6.9%
2011	297.4	6.9%
2012	—	—
Thereafter	977.6	5.6%
Total	$1,552.7	6.2%

Fair Value	$1,592.1

The carrying value of DP&L’s debt was $786.0 million at March 31, 2007, consisting of our first mortgage bonds, our tax-exempt pollution control bonds, and our capital leases.  The fair value of this debt was $786.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at March 31, 2007, are as follows:

	DP&L’s Long-term Debt
Expected Maturity	Amount
Date	($ in millions)	Average Rate
2007	$0.7	6.2%
2008	0.7	6.9%
2009	0.7	6.9%
2010	0.6	6.9%
2011	—	—
2012	—	—
Thereafter	783.3	5.0%
Total	$786.0	5.0%

Fair Value	$786.2

Debt maturities for DPL and DP&L in 2007 are expected to be financed with a combination of short-term borrowings, tax-exempt pollution control bonds and internal funds.

CRITICAL ACCOUNTING ESTIMATES

DPL’s and DP&L’s condensed consolidated financial statements are prepared in accordance with GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on our historical experience and assumptions that we believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; the valuation of reserves related to current litigation; and assets and liabilities related to employee benefits. Actual results may differ from those estimates.  Refer to our 2006 Annual Report filed on Form 10-K for a complete listing of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of Notes to Condensed Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

OPERATING STATISTICS

	DPL Inc.		DP&L (a)
	Three Months Ended March 31,		Three Months Ended March 31,
	2007	2006	2007	2006
Electric sales (millions in kWh)
Residential	1,638	1,468	1,638	1,468
Commercial	932	893	932	893
Industrial	977	988	977	988
Other retail	338	338	338	338
Total retail	3,885	3,687	3,885	3,687

Wholesale	1,120	819	1,120	819
Total	5,005	4,506	5,005	4,506

Operating revenues ($ in thousands)
Residential	$147,977	$130,631	$147,977	$130,631
Commercial	74,698	71,299	70,987	65,890
Industrial	57,496	57,805	31,619	30,835
Other retail	21,526	20,607	18,408	20,669
Other miscellaneous revenues	2,850	2,979	2,864	2,984
Total retail	$304,547	$283,321	$271,855	$251,009

Wholesale	56,685	37,420	90,032	70,360

RTO ancillary revenues	15,662	17,704	15,662	17,704

Other revenues, net of fuel costs	2,799	2,698	—	—
Total	$379,693	$341,143	$377,549	$339,073

Electric customers at end of period
Residential	457,754	457,248	457,754	457,248
Commercial	49,373	48,977	49,373	48,977
Industrial	1,817	1,840	1,817	1,840
Other	6,350	6,315	6,350	6,315
Total	515,294	514,380	515,294	514,380

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

There was no change in our internal control over financial reporting during the most recently completed quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

PART II

Item 1 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2007, cannot be reasonably determined.

Certain legal proceedings in which we are involved are discussed in Part I, Item 1-Environmental Considerations, Item 1-Competition and Regulation, Item 3 and Note 15 to the Consolidated Financial Statements included therein of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with this earlier report.

Former Executive Litigation

Cumulatively through March 31, 2007, we have accrued for accounting purposes, obligations of approximately $61 million to reflect claims made by three former executives regarding deferred compensation, estimated MVE incentives and/or legal fees that the former executives assert are payable per contracts.  We dispute the former executives’ entitlement to any of those sums and any other sums the former executives assert are due to them and, as noted above, we are pursuing litigation against them contesting all such claims.

Environmental

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA and the Station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports are scheduled to be filed at various times from May through September, 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

On April 2, 2007, the U.S. Supreme Court unanimously overturned the rulings of two lower courts and concluded that the Clean Air Act’s (CAA) New Source Review (NSR) requirements are triggered when a major physical or operational change at a facility results in an increase in the facility’s annual emissions (Environmental Defense et al, v. Duke Energy Corp. et al.).  The outcome of this case is significant to DP&L because it eliminates one of DP&L’s major arguments in the lawsuit filed against it by the Sierra Club.  The Court decided that an annual rate of emissions could be used to determine if major modifications have been made to a plant as opposed to an hourly emission rate as Duke had argued.  Using the annual rate makes it more likely that most plant modifications will be found to be “major” modifications, thus requiring EPA permits.  DP&L can still defend against the allegations of NSR violations if it can establish that the activities at issue did not cause total annual emissions to increase or that the projects that resulted in increased emissions were undertaken for routine maintenance, repair and replacement activities.

Item 1a – Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K and is incorporated herein by reference.  The Form 10-K may be obtained as discussed on Page 4, ‘Website Access to Reports.’  If any of these events occur, our business, financial position or results of operation could be materially affected.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
X	X	31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X	X	31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

X	X	32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X	X	32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL INC.
The Dayton Power and Light Company
(Registrants)

Date:	April 30, 2007	/s/ Paul M. Barbas
Paul M. Barbas
President and Chief Executive Officer
(principal executive officer)

	April 30, 2007	/s/ John J. Gillen
John J. Gillen
Senior Vice President and Chief Financial Officer
(principal financial officer)

	April 30, 2007	/s/ Frederick J. Boyle
Frederick J. Boyle
Controller and Chief Accounting Officer
(principal accounting officer)