Form 10-Q
period 2007-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2007-07-26
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

	Large accelerated filer	Accelerated filer	Non-accelerated filer
DPL Inc.	☒	☐	☐
The Dayton Power and Light Company	☐	☐	☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

As of July 25, 2007, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	113,553,444

The Dayton Power and Light Company	Common Stock	41,172,173

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

Part 1 – Financial Information

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.   DPL and DP&L file combined SEC reports on an interim and annual basis.

Item 1 – Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions except per share amounts	2007	2006	2007	2006

Revenues	$343.1	$309.0	$722.8	$650.1

Cost of revenues:
Fuel	63.5	78.6	153.8	162.8
Purchased power	83.2	37.0	135.4	62.3
Total cost of revenues	146.7	115.6	289.2	225.1

Gross margin	196.4	193.4	433.6	425.0

Operating expenses:
Operation and maintenance	61.5	70.6	130.8	133.0
Depreciation and amortization	35.5	38.2	69.0	75.1
General taxes	27.5	27.0	55.5	55.0
Amortization of regulatory assets	2.5	1.7	5.4	2.8
Total operating expenses	127.0	137.5	260.7	265.9

Operating income	69.4	55.9	172.9	159.1

Other income / (expense), net
Net gain on settlement of executive litigation	31.0	—	31.0	—
Investment income	5.3	4.5	8.3	10.9
Interest expense	(19.4)	(25.9)	(42.5)	(52.2)
Other income (deductions)	(0.2)	0.6	0.6	0.3
Total other income / (expense), net	16.7	(20.8)	(2.6)	(41.0)

Earnings from continuing operations before income tax	86.1	35.1	170.3	118.1

Income tax expense	32.5	12.5	65.5	44.2

Earnings from continuing operations	53.6	22.6	104.8	73.9

Earnings from discontinued operations, net of tax	5.1	—	10.0	7.6

Net Income	$58.7	$22.6	$114.8	$81.5

Average number of common shares outstanding (millions)
Basic	107.9	114.1	107.7	117.1
Diluted	119.5	123.4	119.4	126.3

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.50	$0.20	$0.98	$0.63
Earnings from discontinued operations	0.04	—	0.09	0.07
Total Basic	$0.54	$0.20	$1.07	$0.70

Diluted:
Earnings from continuing operations	$0.45	$0.18	$0.88	$0.59
Earnings from discontinued operations	0.04	—	0.08	0.06
Total Diluted	$0.49	$0.18	$0.96	$0.65

Dividends paid per share of common stock	$0.26	$0.25	$0.52	$0.50

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
$ in millions	2007	2006
Cash flows from operating activities:
Net income	$114.8	$81.5
Less: Income from discontinued operations	(10.0)	(7.6)
Income from continuing operations	104.8	73.9

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69.0	75.1
Gain on settlement of executive litigation	(31.0)	—
Gain on sale of aircraft	(6.0)	—
Amortization of regulatory assets	5.4	2.8
Deferred income taxes	14.0	3.4
Captive insurance provision	0.3	3.5
Gain on sale of other investments	(3.1)	(2.2)
Changes in certain assets and liabilities:
Accounts receivable	(42.2)	(15.2)
Accounts payable	20.4	63.3
Accrued taxes payable	(30.8)	(59.1)
Accrued interest payable	(6.1)	1.3
Prepayments	(0.2)	1.3
Inventories	(11.4)	(16.5)
Deferred compensation assets	7.7	3.5
Deferred compensation obligations	1.3	(1.4)
Other	20.3	(0.3)
Net cash provided by operating activities	112.4	133.4

Cash flows from investing activities:
Capital expenditures	(171.2)	(200.3)
Purchases of short-term investments and securities	—	(856.0)
Sales of short-term investments and securities	—	984.0
Proceeds from the sale of peaking units, net	151.0	—
Proceeds from the sale of aircraft	7.4	—
Proceeds held in trust	(2.2)	—
Net cash used for investing activities	(15.0)	(72.3)

Cash flows from financing activities:
Purchase of treasury shares	—	(348.2)
Exercise of stock options	14.5	0.2
Tax impact related to exercise of stock options	0.5	—
Retirement of long-term debt	(225.0)	—
Withdrawal of restricted funds held in trust	10.1	—
Dividends paid on common stock	(55.8)	(59.0)
Issuance of short-term debt, net	95.0	—
Retirement of short-term debt, net	(95.0)	—
Net cash used for financing activities	(255.7)	(407.0)

Cash and cash equivalents:
Net change	(158.3)	(345.9)
Balance at beginning of period	262.2	595.8
Cash and cash equivalents at end of period	$103.9	$249.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$47.2	$48.4
Income taxes paid, net	$79.3	$77.0
Restricted funds held in trust (see Note 7 of Notes to Condensed Consolidated Financial Statements)	$2.2	$—

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

$ in millions	At June 30, 2007	At December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$103.9	$262.2
Restricted funds held in trust	2.2	10.1
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.4, respectively	264.7	225.0
Inventories, at average cost	96.8	85.4
Taxes applicable to subsequent years	23.7	48.0
Other current assets	12.5	37.7
Total current assets	503.8	668.4

Property:
Held and used:
Property, plant and equipment	4,885.2	4,718.5
Less: Accumulated depreciation and amortization	(2,198.9)	(2,159.2)
Total net property held and used	2,686.3	2,559.3

Assets held for sale:
Property, plant and equipment	—	283.5
Less: Accumulated depreciation and amortization	—	(132.3)
Total net property held for sale	—	151.2

Other noncurrent assets:
Regulatory assets	140.4	148.6
Other assets	52.0	84.7
Total other noncurrent assets	192.4	233.3

Total Assets	$3,382.5	$3,612.2

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	$ in millions		At June 30, 2007	At December 31, 2006

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Current portion - long-term debt		$100.8	$225.9
	Accounts payable		207.4	169.4
	Accrued taxes		100.5	155.2
	Accrued interest		29.4	35.2
	Other current liabilities		29.3	38.3
	Total current liabilities		467.4	624.0

	Noncurrent liabilities:
	Long-term debt		1,451.7	1,551.8
	Deferred taxes		372.7	355.2
	Unamortized investment tax credit		42.1	43.6
	Insurance and claims costs		22.2	21.9
	Other deferred credits		222.0	280.7
	Total noncurrent liabilites		2,110.7	2,253.2

	Cumulative preferred stock not subject to mandatory redemption		22.9	22.9

	Commitments and contingencies (Note 9)		—	—

	Common shareholders’ equity:
	Common stock, at par value of $0.01 per share:

	June 2007	December 2006
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Treasury shares	50,170,767	50,705,239
Shares outstanding	113,553,444	113,018,972	1.1	1.1
	Warrants		50.0	50.0
	Common stock held by employee plans		(72.3)	(69.0)
	Accumulated other comprehensive loss		(9.4)	(6.5)
	Retained earnings		812.1	736.5
	Total common shareholders’ equity		781.5	712.1

	Total Liabilities and Shareholders’ Equity		$3,382.5	$3,612.2

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2007	2006	2007	2006
Revenues	$341.2	$306.7	$718.7	$645.8

Cost of revenues:
Fuel	62.3	76.2	151.8	160.1
Purchased power	83.8	38.4	136.5	64.0
Total cost of revenues	146.1	114.6	288.3	224.1

Gross margin	195.1	192.1	430.4	421.7

Operating expenses:
Operation and maintenance	72.4	59.6	131.8	113.8
Depreciation and amortization	33.1	32.5	63.8	63.8
General taxes	27.4	25.6	55.0	53.1
Amortization of regulatory assets	2.5	1.7	5.4	2.8
Total operating expenses	135.4	119.4	256.0	233.5

Operating income	59.7	72.7	174.4	188.2

Other income / (expense), net
Investment income	4.7	1.3	6.2	3.2
Other income (deductions)	(0.2)	0.8	0.6	0.3
Net gain on settlement of executive litigation	35.3	—	35.3	—
Interest expense	(4.8)	(5.3)	(10.2)	(12.0)
Total other income / (expense), net	35.0	(3.2)	31.9	(8.5)

Earnings Before Income Tax	94.7	69.5	206.3	179.7

Income tax expense	35.6	25.5	77.4	68.8

Net Income	$59.1	$44.0	$128.9	$110.9

Preferred dividends	0.2	0.2	0.4	0.4

Earnings on common stock	$58.9	$43.8	$128.5	$110.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
$ in millions	2007	2006
Cash flows from operating activities:
Net income	$128.9	$110.9
Adjustments:
Depreciation and amortization	63.8	63.8
Amortization of regulatory assets	5.4	2.8
Net gain on settlement of executive litigation	(35.3)	—
Deferred income taxes	14.0	(4.0)
Gain on sale of other investments	$(3.1)	$—
Changes in certain assets and liabilities:
Accounts receivable	(42.1)	(7.5)
Accounts payable	22.3	65.5
Accrued taxes payable	(31.9)	(42.8)
Accrued interest payable	0.2	1.3
Prepayments	0.7	1.9
Inventories	(12.4)	(16.2)
Deferred compensation assets	7.8	4.3
Deferred compensation obligations	1.3	(3.6)
Other	18.3	(1.2)
Net cash provided by operating activities	137.9	175.2

Cash flows from investing activities:
Capital expenditures	(169.3)	(199.3)
Net cash used for investing activities	(169.3)	(199.3)

Cash flows from financing activities:
Issuance of short-term debt, net	105.0	—
Withdrawal of restricted funds held in trust	10.1	—
Dividends paid on preferred stock	(0.4)	(0.4)
Dividends paid on common stock to parent	(125.0)	—
Net cash used for financing activities	(10.3)	(0.4)

Cash and cash equivalents:
Net change	(41.7)	(24.5)
Balance at beginning of period	46.1	46.2
Cash and cash equivalents at end of period	$4.4	$21.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$9.7	$9.2
Income taxes paid, net	$78.5	$91.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	At	At
	June 30,	December 31,
$ in millions	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$4.4	$46.1
Restricted funds held in trust	—	10.1
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.4, respectively	245.0	205.6
Inventories, at average cost	95.4	83.0
Taxes applicable to subsequent years	23.6	48.0
Other current assets	14.2	38.2
Total current assets	382.6	431.0

Property:
Property, plant and equipment	4,616.1	4,450.6
Less: Accumulated depreciation and amortization	(2,112.9)	(2,079.0)
Net property	2,503.2	2,371.6

Other noncurrent assets:
Regulatory assets	140.4	148.6
Other assets	107.9	139.1
Total other noncurrent assets	248.3	287.7

Total Assets	$3,134.1	$3,090.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	At	At
	June 30,	December 31,
$ in millions	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt	$0.8	$0.9
Accounts payable	205.7	166.2
Accrued taxes	103.1	159.6
Accrued interest	13.0	12.6
Short-term debt	105.0	—
Other current liabilities	29.3	35.4
Total current liabilities	456.9	374.7

Noncurrent liabilities:
Long-term debt	784.9	785.2
Deferred taxes	372.6	360.2
Unamortized investment tax credit	42.2	43.6
Other deferred credits	222.0	272.5
Total noncurrent liabilities	1,421.7	1,461.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 9)	—	—

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	783.2	783.7
Accumulated other comprehensive income	13.5	15.1
Retained earnings	435.5	432.0
Total common shareholders’ equity	1,232.6	1,231.2

Total Liabilities and Shareholders’ Equity	$3,134.1	$3,090.3

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

Financial Statement Presentation

We prepare consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.  The condensed consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the quarter and six months ended June 30, 2007 may not be indicative of our results that will be realized for the full year ending December 31, 2007.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, the condensed consolidated financial statements contain all adjustments (which are all of a normal recurring nature) necessary to fairly state our financial condition as of June 30, 2007, our results of operations for the quarter and six months ended June 30, 2007, and our cash flows for the six months ended June 30, 2007 in accordance with GAAP.

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

Depreciation Expense

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For DPL’s and DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates.  With the addition of scrubbers at certain of its generation facilities, DP&L has undertaken an evaluation of its depreciation rates which it expects to be completed during the third quarter of 2007.  Management expects depreciation rates to decrease due to the extension of depreciation lives for certain of its assets. The Public Utility Commission of Ohio would need to approve a change in depreciation rates for our regulated assets.

Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  There was no significant impact to our overall results of operations, cash flows or financial position.  The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest.  During the second quarter ending June 30, 2007, we recorded an additional $0.9 million in accrued interest resulting in a total reserve for uncertain tax positions of $41.2 million as of June 30, 2007.  None of the amount of unrecognized tax benefits is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in income taxes.

Taxes for calendar years 2004 – 2006 remain open to examination by the jurisdictions in which we are subject to taxation.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

In January 2007, we adopted Emerging Issues Task Force No. 6-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 6-03).  EITF No. 6-03 requires a registrant to disclose how taxes collected from customers are presented in the financial statements, i.e. gross or net.  DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statements of Operations for the quarter and six months ended June 30, 2007 and June 30, 2006 as follows:

			Six Months Ended
	Three Months Ended		June 30,
($ in millions)	2007	2006	2007	2006
	$12.1	$11.7	$26.4	$25.2

Recently Issued Accounting Standards

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) effective for fiscal years beginning after November 15, 2007.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 does not expand the use of fair value in any new circumstances.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (SFAS 159) effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  We are currently evaluating the impact of adopting SFAS 157 and SFAS 159, and have not yet determined the significance of these new rules to our overall results of operations, financial position or cash flows.

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

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 10 of  Notes to Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, restricted stock units (RSUs), MVE incentives, stock options and reimbursement of legal fees.  There were approximately 1.3 million RSUs and 3.6 million stock options relinquished and cancelled that were included in the dilutive share calculation through May 20, 2007.  These RSUs and stock options will no longer be included in the dilutive share calculation.

For the quarter ended June 30, 2007, there were no dilutive securities excluded from the computation of diluted earnings per share while for the quarter ended June 30, 2006, there were 0.4 million stock options excluded from the calculation because they were anti-dilutive.  For the six months ended June 30, 2007, there were 25 thousand restricted and performance shares excluded from the computation of diluted earnings per share.  For the six months ended June 30, 2006, there were 0.4 million stock options excluded from the computation of diluted earnings per share because they were anti-dilutive.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income after discontinued operations:

	Three Months Ended June 30,
	2007			2006
$ in millions except per	Net		Per	Net		Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$58.7	107.9	$0.54	$22.6	114.1	$0.20

Effect of Dilutive Securities:
Restricted Stock Units		0.7			1.3
Warrants		9.9			6.9
Stock options, performance and restricted shares		1.0			1.1

Diluted EPS	$58.7	119.5	$0.49	$22.6	123.4	$0.18

	Six Months Ended June 30,
	2007			2006
$ in millions except per	Net		Per	Net		Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$114.8	107.7	$1.07	$81.5	117.1	$0.70

Effect of Dilutive Securities:
Restricted Stock Units		1.0			1.3
Warrants		9.5			6.7
Stock options, performance and restricted shares		1.2			1.2

Diluted EPS	$114.8	119.4	$0.96	$81.5	126.3	$0.65

3.     Discontinued Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2007	2006	2007	2006

Investment expenses	$(0.1)	$—	$(0.4)	$(0.5)
Income from discontinued operations	(0.1)	—	(0.4)	(0.5)

Gain realized from sale	—	—	8.2	13.2
Net gain on sale	—	—	8.2	13.2

Gain on settlement of executive litigation	8.2	—	8.2	—

Earnings before income taxes	8.1	—	16.0	12.7
Income tax expense	(3.0)	—	(6.0)	(5.1)
Earnings from discontinued operations, net	$5.1	$—	$10.0	$7.6

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses were recognized during 2005 as the sale of each of these funds closed.

During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for the remaining funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The alternative arrangements resulted in a 2005 deferred gain of $27.1 million in 2005 and $18.9 million in 2006. The remaining portion of the gain, $8.2 million, was recognized in the first quarter of 2007 as all legal and economic considerations relating to the alternative closing arrangements were satisfied.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 10 of the Notes to Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, RSUs, MVE incentives, stock options and reimbursement of legal fees.  The reversal of accruals related to the performance of the financial asset portfolio were recorded in discontinued operations.  Additionally, a portion of the $25 million settlement expense was allocated to discontinued operations.  These transactions resulted in a net gain of $8.2 million on the settlement of litigation, being recorded in discontinued operations.

4.     Supplemental Financial Information

DPL Inc.

	At	At
	June 30,	December 31,
$ in millions	2007	2006

Accounts receivable, net:
Unbilled revenue	$68.2	$68.7
Retail customers	65.4	65.0
Partners in commonly-owned plants	73.8	51.5
Wholesale and subsidiary customers	15.8	15.8
PJM including financial transmission rights	23.1	13.1
Other	14.8	7.1
Refundable franchise tax	5.2	5.2
Provision for uncollectible accounts	(1.6)	(1.4)
Total accounts receivable, net	$264.7	$225.0

Inventories, at average cost:
Fuel and emission allowances	$63.4	$52.4
Plant materials and supplies	33.2	32.6
Other	0.2	0.4
Total inventories, at average cost	$96.8	$85.4

Other current assets:
Deposits and other advances	$0.9	$17.8
Prepayments	6.9	13.3
Derivatives	0.6	3.2
Current deferred income taxes	0.8	2.0
Other	3.3	1.4
Total other current assets	$12.5	$37.7

Property, plant and equipment:
Construction work in process	$460.1	$376.0
Property, plant and equipment (a)	4,425.1	4,626.0
Total property, plant and equipment	$4,885.2	$5,002.0

Other assets:
Master Trust assets	$8.4	$39.4
Unamortized loss on reacquired debt	19.6	20.4
Unamortized debt expense	10.1	10.6
Commercial activities tax benefit	6.8	6.8
Investments	6.9	7.0
Other	0.2	0.5
Total other assets	$52.0	$84.7

Accounts payable:
Trade payables	$78.3	$75.7
Fuel accruals	45.4	37.3
Other	83.7	56.4
Total accounts payable	$207.4	$169.4

Other current liabilities:
Customer security deposits	$18.8	$19.4
Pension and retiree benefits payable	0.8	5.8
Financial transmission rights - future proceeds	—	2.7
Payroll taxes payable	0.1	0.1
Other	9.6	10.3
Total other current liabilities	$29.3	$38.3

Other deferred credits:
Asset retirement obligations - regulated property	$88.4	$86.3
Trust obligations	21.0	76.2
Pension liabilities	36.4	37.7
Retiree health and life benefits	27.8	28.5
SECA net revenue subject to refund	20.6	18.7
Asset retirement obligations - generation property	12.0	11.7
Deferred gain on sale of portfolio	—	8.2
Claims reserves	4.6	3.4
Environmental reserves	0.1	0.1
Other	11.1	9.9
Total other deferred credits	$222.0	$280.7

(a) The sale of $283.5 million of assets held for sale at December 31, 2006 was completed on April 25, 2007.

4.     Supplemental Financial Information (Continued)

DP&L

	At	At
	June 30,	December 31,
$ in millions	2007	2006
Accounts receivable, net:
Retail customers	$65.4	$65.0
Partners in commonly-owned plants	73.8	51.5
Unbilled revenue	60.2	61.0
PJM including financial transmission rights	23.1	13.9
Wholesale and subsidiary customers	10.2	8.3
Refundable franchise tax	3.1	3.1
Other	10.8	4.2
Provision for uncollectible accounts	(1.6)	(1.4)
Total accounts receivable, net	$245.0	$205.6

Inventories, at average cost:
Fuel and emission allowances	$63.4	$52.4
Plant materials and supplies	31.8	30.2
Other	0.2	0.4
Total inventories, at average cost	$95.4	$83.0

Other current assets:
Deposits and other advances	$0.7	$17.0
Prepayments	8.6	15.8
Derivatives	0.6	3.2
Current deferred income taxes	0.9	0.7
Other	3.4	1.5
Total other current assets	$14.2	$38.2

Property, plant and equipment:
Construction work in process	$459.2	$375.2
Property, plant and equipment	4,156.9	4,075.4
Total property, plant and equipment	$4,616.1	$4,450.6

Other assets:
Master Trust assets	$78.9	$109.0
Unamortized loss on reacquired debt	19.6	20.4
Unamortized debt expense	8.4	8.6
Investments	0.6	0.6
Other	0.4	0.5
Total other assets	$107.9	$139.1

Accounts payable:
Trade payables	$78.1	$74.7
Fuel accruals	43.3	36.7
Other	84.3	54.8
Total accounts payable	$205.7	$166.2

Other current liabilities:
Customer security deposits	$18.8	$19.4
Financial transmission rights - future proceeds	—	2.7
Payroll taxes payable	0.1	0.2
Pension and retiree benefits payable	0.8	5.8
Other	9.6	7.3
Total other current liabilities	$29.3	$35.4

Other deferred credits:
Asset retirement obligations - regulated property	$88.4	$86.3
Trust obligations	21.0	76.2
Retiree health and life benefits	27.8	28.5
Pension liabilities	36.4	37.7
SECA net revenue subject to refund	20.6	18.7
Asset retirement obligations - generation property	12.0	11.7
Claims reserves	4.6	3.4
Environmental reserves	0.1	0.1
Other	11.1	9.9
Total other deferred credits	$222.0	$272.5

4.     Supplemental Financial Information (Continued)

DPL Inc.

	Six Months Ended June 30,
$ in millions	2007	2006
Cash flows - other:
Payroll taxes payable	$—	$(1.4)
Employee/director stock plan	2.2	1.8
Lump sum retirement payment	(4.9)	—
Deposits and other advances	17.3	0.7
Other	5.7	(1.4)
Total cash flows - other	$20.3	$(0.3)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$58.7	$22.6	$114.8	$81.5
Net change in unrealized gains (losses) on financial instruments	(1.9)	0.4	(1.5)	0.8
Net change in deferred gains (losses) on cash flow hedges	(0.8)	2.2	(4.4)	2.8
Minimum pension liability	0.6	—	1.1	—
Deferred income taxes related to unrealized gains and (losses)	0.8	(1.3)	1.9	(3.1)
Comprehensive income	$57.4	$23.9	$111.9	$82.0

DP&L

	Six Months Ended June 30,
$ in millions	2007	2006

Cash flows - other:
Payroll taxes payable	$—	$(1.4)
Deposits and other advances	16.7	(1.8)
Lump sum retirement payment	(4.9)	—
Other	6.5	2.0
Total cash flows - other	$18.3	$(1.2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$59.1	$44.0	$128.9	$110.9
Net change in unrealized gains (losses) on financial instruments	(8.8)	(0.2)	(0.4)	0.6
Net change in deferred gains (losses) on cash flow hedges	(0.8)	2.2	(4.4)	2.8
Minimum pension liability	0.5	—	1.1	—
Deferred income taxes related to unrealized gains and (losses)	3.5	(1.0)	2.1	(2.4)
Comprehensive income	$53.5	$45.0	$127.3	$111.9

5.     Asset Sales

Sale of Peaking Units

On April 25, 2007, DPLE completed the sale of its Darby and Greenville electric peaking generation facilities providing DPL with approximately $151 million in cash.  Darby Station was sold to Columbus Southern Power Company, a utility subsidiary of American Electric Power Company (AEP), for approximately $102 million in cash.  Greenville Station was sold to Buckeye Power, Inc. for approximately $49 million in cash.

During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge that included the fair market value write-down of the peaking unit assets, accrued legal fees and other costs associated with the sale.  There were no material costs or adjustments to the $71.0 million impairment charge that would result in a reportable gain or loss on the sale realized in 2007.

Sale of Corporate Aircraft

On June 7, 2007, Miami Valley CTC, Inc. (indirect wholly-owned subsidiary of DPL), sold its corporate aircraft and associated inventory and parts for $7.4 million.  The net book value of the assets written down and subsequently sold were approximately $1.0 million and severance and other costs of approximately $0.4 million were accrued.  Miami Valley CTC, Inc. recorded a net gain on the sale of approximately $6.0 million for the quarter and the six-month period ended June 30, 2007, which is included in DPL’s operation and maintenance expense.

In relation to this sale, Miami Valley CTC, Inc., placed in escrow approximately $2.2 million.  These funds are listed as the caption “Restricted funds held in trust” in the Condensed Consolidated Balance Sheet for DPL.  These funds were released from escrow on July 12, 2007.

6.     Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all full-time employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  Benefits under this SERP have been frozen and no additional benefits can be earned.  We also have unfunded liabilities related to retirement benefits for certain active, terminated and retired key executives (not related to the litigation settlement with three former executives) that include The DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP).  These liabilities totaled approximately $0.8 million at June 30, 2007.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit costs of the pension and postretirement benefit plans for the quarter ended June 30, 2007 and 2006 were:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2007	2006	2007	2006
Service cost	$1.1	$1.1	$—	$—
Interest cost	4.1	4.1	0.3	0.4
Expected return on assets (a)	(5.4)	(5.4)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	0.9	1.0	(0.3)	(0.2)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	0.1	—
Net periodic benefit cost	$1.3	$1.4	$—	$0.1

(a)       The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The net periodic benefit costs of the pension and postretirement benefit plans for the six months ended June 30, 2007 and 2006 were:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2007	2006	2007	2006
Service cost	$2.2	$2.2	$—	$—
Interest cost	8.2	8.2	0.7	0.8
Expected return on assets (a)	(10.9)	(10.8)	(0.2)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	1.8	2.0	(0.5)	(0.4)
Prior service cost	1.2	1.2	—	—
Transition obligation	—	—	0.1	0.1
Net periodic benefit cost before adjustment	2.5	2.8	0.1	0.3
Special termination benefit cost (b)	—	0.3	—	—
Net periodic benefit cost after adjustment	$2.5	$3.1	$0.1	$0.3

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

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement
2007	$9.7	$1.3
2008	$19.8	$2.6
2009	$20.2	$2.6
2010	$20.7	$2.5
2011	$20.9	$2.4
2012 – 2016	$111.9	$10.0

7.     Share-Based Compensation

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 10 of the Notes to the Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, restricted stock units (RSUs), MVE incentives, stock options and reimbursement of legal fees.  A portion of this settlement included the forfeitures and cancellations of RSUs and stock options of 1.3 million and 3.6 million, respectively.

The following table summarizes share-based compensation expense:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2007	2006	2007	2006
Stock options	$—	$0.6	$—	$1.3
Restricted stock units	—	(0.2)	0.1	1.2
Performance shares	0.4	0.8	0.8	0.8
Restricted shares	0.1	—	0.1	—
Non-employee directors’ restricted stock units	0.1	—	0.1	—
Share-based compensation included in operations and maintenance expense	0.6	1.2	1.1	3.3
Income tax expense	(0.2)	(0.4)	(0.4)	(1.2)
Total share-based compensation, net of tax	$0.4	$0.8	$0.7	$2.1

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Determining Fair Value

Valuation and Amortization Method. We estimate the fair value of stock options and RSUs using a Black-Scholes-Merton model; performance shares are valued using a Monte Carlo simulation; restricted shares are valued at the market price on the day of grant and the Directors’ RSUs are valued at the market price on the day prior to the grant date.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Volatility. The Company’s expected volatility assumptions are based on the historical volatility of DPL’s stock. The volatility range captures the high and low volatility values for each award granted based on its specific terms.

Expected Life. The expected life assumption represents the estimated period of time from grant until exercise and reflects historical employee exercise patterns.

Risk-Free Interest Rate. The risk-free interest rate for the expected term of the award is based on the corresponding yield curve in effect at the time of the valuation for U.S. Treasury bonds having the same term as the expected life of the award, i.e., a five year bond rate is used for valuing an award with a five year expected life.

Expected Dividend Yield. The expected dividend yield is based on DPL’s current dividend rate, adjusted as necessary to capture anticipated dividend changes and the 12 month average DPL Inc. stock price.

Expected Forfeitures. The forfeiture rate used to calculate compensation expense is based on the Company’s historical experience, adjusted as necessary to reflect special circumstances.

Stock Options

In 2000, DPL’s Board of Directors adopted, and DPL’s shareholders approved, The DPL Inc. Stock Option Plan.  On April 26, 2006, DPL’s shareholders approved The DPL Inc. 2006 Equity and Performance Incentive Plan (EPIP).  With the approval of the EPIP, no new awards will be granted under The DPL Inc. Stock Option Plan, but shares relating to awards that are forfeited or terminated under The DPL Inc. Stock Option Plan may be granted under the EPIP.  There are currently 10,000 unvested stock options outstanding under The DPL Inc. Stock Option Plan that will vest as of December 21, 2007.

The schedule of option activity for the six months ended June 30, 2007 was as follows:

Wei[g]hted-Avg.
	Number of	Grant Date
$ in millions (except share amounts)	Options	Fair Value
Non-vested at January 1, 2007	10,000	$0.05
Granted in first half 2007	—	—
Vested in first half 2007	—	—
Forfeited in first half 2007	—	—
Non-vested at June 30, 2007	10,000	$0.05

Summarized stock option activity was as follows:

	Six Months Ended
	June 30,
	2007	2006
Options:
Outstanding at beginning of year	5,091,500	5,486,500
Granted	—	—
Exercised	(520,000)	(10,000)
Forfeited (a)	(3,620,000)	—
Outstanding at period-end	951,500	5,476,500
Exercisable at period-end	941,500	5,416,000

Weighted average option prices per share:
Outstanding at beginning of year	$21.95	$21.86
Granted	$—	$—
Exercised	$26.83	$21.00
Forfeited	$20.38	$—
Outstanding at period-end	$24.08	$21.90
Exercisable at period-end	$24.07	$20.98

(a)  As a result of the settlement of the former executive litigation on May 21, 2007, 3.6 million outstanding options shown above were forfeited in the second quarter of 2007 and another approximately one million disputed options not shown above were also forfeited.

The following table reflects information about stock options outstanding at June 30, 2007:

		Options Outstandin[g]		Options Exercisable
Range of Exercise Prices	Outstandin[g]	Wei[g]hted- Avera[g]e Contractual Life	Wei[g]hted- Avera[g]e Exercise Price	Exercisable	Wei[g]hted- Avera[g]e Exercise Price

$14.95 - $21.00	625,000	3.3 years	$20.60	625,000	$20.60
$21.01 - $29.63	326,500	4.0 years	$28.83	316,500	$28.93

The following table reflects information about stock option activity during the period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
$ in millions	2007	2006	2007	2006
Weighted average grant date fair value of options granted during the period	$—	$—	$—	$—
Intrinsic value of options exercised during the period	$1.6	$—	$2.3	$0.1
Proceeds from stock options exercised during the period	$10.6	$—	$14.5	$0.2
Tax benefit from proceeds of stock options exercised	$(0.9)	$—	$0.5	$—
Fair value of shares that vested during the period	$—	$1.0	$—	$1.0
Unrecognized compensation expense	$—	$0.2	$—	$0.2
Weighted average period to recognize compensation expense (in years)	0.5	1.0	0.5	1.0

The following table shows the assumptions used in the Black-Scholes-Merton model to calculate the fair value of the non-vested stock options at the time of grant:

Number of Non-vested Shares	10,000
Date of Grant	December 29, 2004
Expected Volatility	26.1%
Weighted-average expected volatility	26.1%
Expected life (in years)	9.9
Expected dividends	4.7%
Weighted-average expected dividends	4.7%
Risk-free interest rate	4.3%

No options were granted during 2006 and 2007.

Restricted Stock Units (RSUs)

RSUs were granted to certain key employees prior to 2001.  As a result of the settlement of the former executive litigation, all disputed RSUs were forfeited by the three former executives.  There were 49,998 RSUs outstanding as of June 30, 2007, of which all have not vested. The non-vested RSUs will be paid in cash upon vesting and will vest as follows:  20,097 in the second half of 2007; 14,688 in 2008; 10,205 in 2009; and 5,008 in 2010.  Non-vested RSUs are valued quarterly at fair value using the Black-Scholes-Merton model to determine the amount of compensation expense to be recognized.  Non-vested RSUs do not earn dividends.

Wei[g]hted-Avg.
	Number of	Grant Date
$ in millions (except share amounts)	RSUs	Fair Value
Non-vested at January 1, 2007	49,998	$1.2
Granted in first half 2007	—	—
Vested in first half 2007	—	—
Forfeited in first half 2007	—	—
Non-vested at June 30, 2007	49,998	$1.2

Summarized RSU activity was as follows:

	Six Months Ended
	June 30,
	2007	2006
RSUs:
Outstanding at beginning of year	1,345,995	1,340,912
Granted	—	—
Exercised	—	—
Forfeited	(1,295,997)	—
Outstanding at period-end	49,998	1,340,912
Exercisable at period-end	—	—

Compensation expense is recognized each quarter based on the change in the market price of DPL common shares.

As of June 30, 2007 and 2006, liabilities recorded for outstanding RSUs were $1.4 million and $35.7 million, respectively, which are included in “Other deferred credits” on the Condensed Consolidated Balance Sheets.  The decrease in the liability is due to the executive litigation settlement and the forfeiture of 1.3 million RSUs (see Note 10 to Condensed Consolidated Financial Statements).

The following table shows the assumptions used in the Black-Scholes-Merton model to calculate the fair value of the non-vested RSUs during the respective periods:

	Three Months Endin[g]		Six Months Endin[g]
	June 30,		June 30,
	2007	2006	2007	2006

Expected Volatility	15.7-43.5%	7.3-25.4%	10.6-43.5%	7.3-28.6%
Weighted-average expected volatility	19.5%	19.0%	16.6%	23.5%
Expected life (in years)	0.1-3.1	0.1-4.1	0.1-3.3	0.1-4.3
Expected dividends	3.5%	3.8%	3.5%	3.8%
Weighted-average expected dividends	3.5%	3.8%	3.5%	3.8%
Risk-free interest rate	4.4-5.0%	4.7-5.2%	4.4-5.0%	4.7-5.2%

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

The schedule of non-vested performance share activity for the six months ended June 30, 2007 follows:

	Number of	Wei[g]hted-Avg.
	Performance	Grant Date
$ in millions (except share amounts)	Shares	Fair Value
Non-vested at January 1, 2007	110,723	$2.7
Granted in first half 2007	74,714	2.5
Vested in first half 2007	—	—
Forfeited in first half 2007	(14,172)	(0.5)
Non-vested at June 30, 2007	171,265	$4.7

	Six Months Ended
	June 30,
	2007	2006
Performance Shares:
Outstanding at beginning of year	154,768	—
Granted	74,714	223,289
Exercised	(22,462)	—
Expired	(21,583)	—
Forfeited	(14,172)	—
Outstanding at period-end	171,265	223,289
Exercisable at period-end	—	—

The following table reflects information about performance share activity during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2007	2006	2007	2006
Weighted average grant date fair value of performance shares granted during the period	$0.1	$—	$2.5	$5.9
Intrinsic value of performance shares exercised during the period	$—	$—	$1.3	$—
Proceeds from performance shares exercised during the period	$—	$—	$—	$—
Tax benefit from proceeds of performance shares exercised	$—	$—	$—	$—
Fair value of performance shares that vested during the period	$—	$—	$—	$—
Unrecognized compensation expense	$2.7	$2.0	$2.7	$3.9
Weighted average period to recognize compensation expense (in years)	1.5	1.1	1.5	1.1

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the performance shares granted during the period:

	Three Months Ending June 30,		Six Months Ending June 30,
	2007	2006	2007	2006

Expected Volatility	16.1%	20.3%	16.1-17.3%	20.3%
Weighted-average expected volatility	16.1%	20.3%	16.5%	20.3%
Expected life (in years)	3.0	3.0	3.0	3.0
Expected dividends	3.3%	3.7%	3.3-3.5%	3.7%
Weighted-average expected dividends	3.3%	3.7%	3.3%	3.7%
Risk-free interest rate	4.7-4.9%	4.7%	4.5-4.9%	4.7%

Restricted Shares

Under the EPIP, the Board granted shares of DPL Restricted Shares to various executives.  The Restricted Shares are to be registered in the executive’s name, receive dividends as declared and paid on all DPL common stock and will vest after a specified service period.

During the second quarter of 2007, 11,400 restricted shares were awarded.

$ in millions (except share amounts)	Number of Restricted Shares	Weighted-Avg. Grant Date Fair Value
Non-vested at January 1, 2007	19,000	$0.5
Granted in first half 2007	16,400	0.5
Vested in first half 2007	—	—
Forfeited in first half 2007	—	—
Non-vested at June 30, 2007	35,400	$1.0

	Six Months Ended June 30,
	2007	2006
Restricted Shares:
Outstanding at beginning of year	19,000	—
Granted	16,400	—
Exercised	—	—
Forfeited	—	—
Outstanding at period-end	35,400	—
Exercisable at period-end	—	—

The following table reflects information about restricted share activity during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2007	2006	2007	2006
Weighted average grant date fair value of restricted shares granted during the period	$0.4	$—	$0.5	$—
Intrinsic value of restricted shares exercised during the period	$—	$—	$—	$—
Proceeds from restricted shares exercised during the period	$—	$—	$—	$—
Tax benefit from proceeds of restricted shares exercised	$—	$—	$—	$—
Fair value of restricted shares that vested during the period	$—	$—	$—	$—
Unrecognized compensation expense	$0.9	$—	$0.9	$—
Weighted average period to recognize compensation expense (in years)	2.7	—	2.7	—

Non-Employee Director Restricted Stock Units

Under the EPIP, as part of their annual compensation for service to DPL and DP&L, each non-employee Director received a $54,000 retainer in restricted stock units (RSUs) on the date of the annual meeting.  The RSUs will become non-forfeitable on April 15 of the following year but, if the Director resigns, dies or retires prior to the April 15 vesting date, the vested shares will be distributed on a pro rata basis.  The RSUs accrue quarterly dividends in the form of additional RSUs.  Upon vesting, the RSUs will become exercisable and will be distributed in DPL common shares, unless the Director chooses to defer receipt of the shares until a later date.  The RSUs are valued at the closing stock price on the day prior to the grant and the compensation expense is recognized evenly over the vesting period.

$ in millions (except for share amounts)	Number of Director RSUs	Weighted-Avg. Grant Date Fair Value
Non-vested at January 1, 2007	—	$—
Granted in first half 2007	13,552	0.4
Dividends accrued in the first half 2007	99	—
Vested in first half 2007	(3,204)	(0.1)
Forfeited in first half 2007	(1,553)	—
Non-vested at June 30, 2007	8,894	$0.3

	Six Months Ended June 30,
	2007	2006
Restricted Stock Units:
Outstanding at beginning of year	—	—
Granted	13,552	—
Dividends accrued	99	—
Exercised	(142)	—
Forfeited	(1,553)	—
Outstanding at period-end	11,956	—
Exercisable at period-end	—	—

The following table reflects information about non-employee Director RSU activity during the period:

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2007	2006	2007	2006
Weighted average grant date fair value of Director RSUs granted during the period	$0.4	$—	$0.4	$—
Intrinsic value of Director RSUs exercised during the period	$—	$—	$—	$—
Proceeds from Director RSUs exercised during the period	$—	$—	$—	$—
Tax benefit from proceeds of Director RSUs exercised	$—	$—	$—	$—
Fair value of Director RSUs that vested during the period	$0.1	$—	$0.1	$—
Unrecognized compensation expense	$0.3	$—	$0.3	$—
Weighted average period to recognize compensation expense (in years)	0.8	—	0.8	—

8.     Long-Term Debt and Notes Payable

DPL Inc.

$ in millions		At June 30, 2007	At December 31, 2006
DP&L -	First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing 2034 - 4.80%	137.8	137.8
DP&L -	Pollution control series maturing 2034 - 4.80%	41.3	41.3
DP&L -	Pollution control series maturing 2028 - 4.70%	35.3	35.3
		784.4	784.4

DPL Inc. -	Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. -	Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. -	Senior Notes 6.25% Series due 2008	—	100.0
DPL Inc. -	Senior Notes 8.00% Series due 2009	175.0	175.0
DP&L -	Obligations for capital leases	1.7	2.0
Unamortized debt discount (a)		(1.8)	(2.0)
Total		$1,451.7	$1,551.8

(a)       DP&L’s unamortized debt discount was $(1.2) million and $(1.2) million for June 30, 2007 and December 31, 2006, respectively.

DP&L

$ in millions	At June 30, 2007	At December 31, 2006
DP&L First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2034 - 4.80%	137.8	137.8
DP&L - Pollution control series maturing 2034 - 4.80%	41.3	41.3
DP&L - Pollution control series maturing 2028 - 4.70%	35.3	35.3
	784.4	784.4

Obligations for capital leases	1.7	2.0
Unamortized debt discount	(1.2)	(1.2)
Total	$784.9	$785.2

At June 30, 2007, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.4 million for the remainder of 2007, $100.7 million in 2008, $175.8 million in 2009, $0.6 million in 2010 and $297.4 million in 2011.

At June 30, 2007, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.4 million for the remainder of 2007, $0.7 million in 2008, $0.8 million in 2009, $0.6 million in 2010 and none in 2011.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

During the first quarter of 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund the ongoing flue gas desulfurization (FGD) capital projects.  On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L has drawn out the entirety of the funds.  DP&L is considering issuing in conjunction with the OAQDA another series of tax-exempt bonds to finance the remaining qualifying solid waste disposal facility costs at Miami Fort, Killen and Stuart Generating Stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of June 30, 2007, DP&L had no borrowings outstanding under this facility.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of June 30, 2007, DP&L had no outstanding letters of credit against the facility.

During the second quarter of 2007, DPL entered into a short-term loan to DP&L for $105 million.  There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

9.     Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At June 30, 2007, these include:

Contractual Obligations

	Payment Year
$ in millions	Total	2007	2008-2009	2010-2011	2012- Thereafter
DPL

Long-term debt	$1,550.0	$—	$275.0	$297.4	$977.6
Interest payments	1,050.3	47.8	170.7	144.0	687.8
Pension and postretirement payments	224.6	11.0	45.2	46.5	121.9
Capital leases	2.5	0.4	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	716.4	195.9	362.8	157.7	—
Limestone contracts(a)	58.1	1.0	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.2	41.2	—	—	—
Other contractual obligations	465.6	397.0	55.4	11.0	2.2
Total contractual obligations	$4,109.4	$694.6	$920.4	$668.2	$1,826.2

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	552.4	19.6	78.3	78.3	376.2
Pension and postretirement payments	224.6	11.0	45.2	46.5	121.9
Capital leases	2.5	0.4	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	716.4	195.9	362.8	157.7	—
Limestone contracts(a)	58.1	1.0	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.2	41.2	—	—	—
Other contractual obligations	465.6	397.0	55.4	11.0	2.2
Total contractual obligations	$2,844.7	$666.4	$553.0	$305.1	$1,320.2

(a)          DP&L-operated units

Long-term debt:

DPL’s long-term debt as of June 30, 2007 consists of DP&L’s first mortgage bonds and tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt as of June 30, 2007 consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 8 of Notes to Condensed Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of June 30, 2007, DP&L had estimated future benefit payments as outlined in Note 6 of Notes to Condensed Consolidated Financial Statements.  These estimated future benefit payments are projected through 2016.

Capital leases:

As of June 30, 2007, DP&L had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2007, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into a limestone contract to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  There was no significant impact to our overall results of operations, cash flows or financial position.  The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest.  During the second quarter ending June 30, 2007, we recorded an additional $0.9 million in accrued interest resulting in a total reserve for uncertain tax positions of $41.2 million as of June 30, 2007.  None of the amount of unrecognized tax benefits is due to uncertainty in the timing of deductibility.

Other contractual obligations:

As of June 30, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At June 30, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five-year facility that expires on November 21, 2011.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.  At June 30, 2007, there were no outstanding borrowings under this facility.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2007, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

In two separate transactions in November and December 2006, DPL agreed to be a guarantor of the obligations of its wholly-owned subsidiary, DPL Energy, LLC (DPLE) regarding the sale of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL has agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2007	2008	2009	2010
Darby	$30.6	$23.0	$15.3	$7.7

Greenville	$14.8	$11.1	$7.4	$3.7

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2007, cannot be reasonably determined.

Employees

Approximately 53% of our employees are under a collective bargaining agreement.

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

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the Station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, the first set of expert reports have been filed with additional reports scheduled to be filed in September 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

In February 2007, Ohio’s Regional Air Pollution Control Agency (RAPCA), issued a Notice of Violation (NOV) to DP&L with respect to an allegedly failed performance test of one boiler in November 2006 for particulate matter at DP&L’s Hutchings Generating Station.  On June 29, 2007, the federal Environmental Protection Agency Region V, issued an NOV to DP&L with respect to the same performance test and with respect to earlier tests for particulates conducted in 1996 and 1998 for a different boiler at the same station.  Representatives from DP&L met with officials from EPA Region V and RAPCA on July 24, 2007 to discuss the referenced performance tests, subsequent performance tests, and past and planned operations at the station.  DP&L is unable to predict at this time what further actions, if any, will be taken by the US EPA or RAPCA with respect to these NOVs.

10. Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees. The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, DPL had accrued obligations of approximately $64.2 million of which DP&L had accrued obligations of approximately $60.3 million.  Included in these amounts is approximately $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million, all of these claims were settled.

As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.2 million, respectively.  The net gain is comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio, which was conducted in our MVE subsidiary.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.  The following table outlines the components of DPL’s net pre-tax gain for continuing and discontinued operations:

Continuing operations:
Reversal of accrued obligations	$50.8
Allocated settlement expense	(19.8)
Net gain from continuing operations	$31.0

Discontinued operations:
Reversal of accrued obligations	$13.4
Allocated settlement expense	(5.2)
Net gain from discontinued operations	$8.2

As a result of this settlement, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans. DP&L had no ownership of DPL’s discontinued financial asset portfolio business, therefore these liabilities were reversed and DP&L’s net pre-tax gain was recorded within continuing operations. The following table outlines the components of DP&L’s net gain:

Continuing operations:
Reversal of accrued obligations	$60.3
Allocated settlement expense	(25.0)
Net gain from continuing operations	$35.3

The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.  As part of this transaction, DPL and DP&L recorded a $3.2 million realized gain which is reflected in investment income.

11.  Insurance Recovery Claim

On April 30, 2007, DP&L executed a settlement agreement with one of our insurers, Associated Electric & Gas Insurance Services (AEGIS), under a fiduciary liability policy to recoup a portion of legal fees associated with our litigation against the three former executives for $14.5 million.  This was recorded as a reduction to operation and maintenance expense during the quarter ended June 30, 2007.

On May 16, 2007, DPL and DP&L notified one of our insurers, Energy Insurance Mutual Limited, under an umbrella fiduciary liability policy, of our intent to pursue a claim for legal fees that DPL and DP&L incurred in defending claims made by the three former executives.

12.  Regulatory Matters

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

Regulatory liabilities are reflected on the Condensed Consolidated Balance Sheet under the caption entitled “Other Deferred Credits”.  Regulatory assets and liabilities on the Condensed Consolidated Balance Sheet include:

			At	At
	Type of	Amortization	June 30,	December 31,
$ in millions	Recovery (a)	Through	2007	2006
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$52.0	$53.1
Pension and postretirement benefits	C	Ongoing	45.3	47.1
Electric Choice systems costs	F	2010	11.9	13.5
Regional transmission organization costs	C	2014	10.7	11.4
Deferred storm costs	C	2008	3.7	5.4
PJM administrative costs	F	2009	3.8	4.6
Power plant emission fees	C	Ongoing	4.3	4.5
Rate case expenses	F	2010	0.9	3.5
Retail settlement system costs			3.1	3.1
PJM integration costs	F	2015	1.2	1.4
Other costs			3.5	1.0
Total regulatory assets			$140.4	$148.6

Regulatory Liabilities:
Asset retirement obligations - regulated property			$88.4	$86.3
Postretirement benefits			7.3	7.6
SECA net revenue subject to refund			20.6	18.7
Total regulatory liabilities			$116.3	$112.6

(a)	F – Recovery of incurred costs plus rate of return.
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

PJM administrative costs contain the administrative fees billed to us by PJM Interconnection, L.L.C. (PJM) as a member of PJM.  Pursuant to a PUCO order issued on January 25, 2006, these deferred costs will be recovered over a 3-year period from retail ratepayers beginning February 2006.

Power plant emission fees represent costs paid to the State of Ohio for environmental monitoring that are or will be recovered over various periods under a PUCO rate rider from customers.

Retail settlement system costs represent costs to implement a retail settlement system that reconciles the amount of energy a competitive retail electric service (CRES) supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the cost of this system is recoverable through our next transmission rate case that will be filed at the FERC.  The timing of this case is uncertain at this time.

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

Postretirement benefits reflect a regulatory liability that was recorded for the portion of the unrealized gain on our postretirement trust assets related to the transmission and distribution areas of our electric business.  We have historically recorded these transactions on the accrual basis and this is how these costs have historically been recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, make it probable that these amounts will be reflected in future rates.

SECA (Seams Elimination Charge Adjustment) net revenue subject to refund represents the deferral of net SECA revenue accrued in 2005 and 2006.  SECA revenue and expenses represent FERC-ordered transitional payments to replace the through-and-out transmission rates that were eliminated within the PJM/MISO region.  A hearing was held in early 2006 to determine the amount of these transitional payments.  As of June 30, 2007, no ruling has been issued.  We received and paid these transitional payments from May 2005 through March 2006.

13.         Ownership of Facilities

DP&L and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, as well as investments in fuel inventory, plant materials and operating supplies, and capital additions, are allocated to the owners in accordance with their respective ownership interests.  As of June 30, 2007, DP&L had $425.0 million of construction in progress at such facilities.

DP&L’s undivided ownership interest in such jointly owned facilities at June 30, 2007 is as follows:

	DP&L Share		DP&L Investment
	Ownership	Production Capacity	Gross Plant in Service	Accumulated Depreciation	Construction Work in Progress
	(%)	(MW)	($ in millions)	($ in millions)	($ in millions)
Production Units:
Beckjord Unit 6	50.0	207	63	53	3
Conesville Unit 4	16.5	129	34	27	21
East Bend Station	31.0	186	197	127	1
Killen Station	67.0	424	419	246	150
Miami Fort Units 7&8	36.0	360	264	101	55
Stuart Station	35.0	839	383	204	189
Zimmer Station	28.1	365	1,050	562	6
Transmission (at varying percentages)			90	49	0

DPL’s and DP&L shares of operating costs associated with the jointly-owned generating facilities are included within the corresponding line on the Condensed Consolidated Statements of Results of Operations and our share of the investment in facilities is included in the Condensed Consolidated Balance Sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond DPL’s control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, gas and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development of Regional Transmission Organizations, including the PJM to which DPL’s operating subsidiary has given control of its transmission functions; changes in DPL’s purchasing processes, pricing, delays, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in DPL’s service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of the document in which they are made.  We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

BUSINESS OVERVIEW

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.  Beginning with the 2006 Form 10-K and in the future, DPL and DP&L will file combined SEC reports on an interim and annual basis.

DPL is a regional electric energy and utility company and through its principal subsidiary, DP&L, is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio. DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings, and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations. More specifically, DPL and DP&L’s strategy is to match energy supply with load or customer demand; maximize profits while effectively managing exposure to movements in energy and fuel prices; and utilize the transmission and distribution assets that transfer electricity at the most efficient cost, while maintaining the highest level of customer service and reliability.

We operate and manage generation assets and are exposed to a number of risks through this process. These risks include, but are not limited to, electricity wholesale price risk, fuel supply and price risk and power plant performance.  We attempt to manage these risks through various means. For instance, we operate a portfolio of wholly-owned and jointly-owned generation assets that is diversified as to fuel source, cost structure and operating characteristics. We are focused on the operating efficiency of these power plants and maintaining their availability.

Like other electric utilities and energy marketers, DP&L and DPL Energy, LLC (DPLE, one of our wholly-owned subsidiaries) may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.

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

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join a RTO.  The role of the RTO is to administer an electric marketplace and ensure reliability of the transmission grid.  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.  PJM ensures the reliability of the high-voltage electric power system serving 51 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid; administers the world’s largest competitive wholesale electricity market; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the Federal Energy Regulatory Commission (FERC).  As discussed below, in connection with the recovery of such costs in retail rates, DP&L incurs significant administrative charges.  Additionally, PJM’s role in administering the regional transmission grid and planning regional transmission expansion improvements results in periodic proposals by PJM and other stakeholder members of PJM to the FERC to allocate and charge costs associated with the transmission system to PJM’s members, including DP&L.  DP&L and other interested parties have the right to intervene and offer counter-proposals.

UPDATES / OTHER MATTERS

Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees. The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, DPL had accrued obligations of approximately $64.2 million of which DP&L had accrued obligations of approximately $60.3 million.  Included in these amounts is approximately $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million, all of these claims were settled.

As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.2 million, respectively.  The net gain is comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio, which was conducted in our MVE subsidiary.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.  The following table outlines the components of DPL’s net pre-tax gain for continuing and discontinued operations:

Continuing operations:
Reversal of accrued obligations	$50.8
Allocated settlement expense	(19.8)
Net gain from continuing operations	$31.0

Discontinued operations:
Reversal of accrued obligations	$13.4
Allocated settlement expense	(5.2)
Net gain from discontinued operations	$8.2

As a result of this settlement, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans. DP&L had no ownership of DPL’s discontinued financial asset portfolio business, therefore these liabilities were reversed and DP&L’s net pre-tax gain was recorded within continuing operations. The following table outlines the components of DP&L’s net gain:

Continuing operations:
Reversal of accrued obligations	$60.3
Allocated settlement expense	(25.0)
Net gain from continuing operations	$35.3

The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.  As part of this transaction, DPL and DP&L recorded a $3.2 million realized gain which is reflected in investment income.

Sale of Corporate Aircraft

On June 7, 2007, Miami Valley CTC, Inc. (indirect wholly-owned subsidiary of DPL), sold its corporate aircraft and associated inventory and parts for $7.4 million.  The net book value of the assets being written down and subsequently sold were approximately $1.0 million and severance and other costs of approximately $0.4 million were accrued.  Miami Valley CTC, Inc. recorded a net gain on the sale of approximately $6.0 million for the quarter and the six-month period ended June 30, 2007, which is included in DPL’s operation and maintenance expense.

In relation to this sale, Miami Valley CTC, Inc., placed in escrow approximately $2.2 million. These funds are listed as the caption “Restricted funds held in trust” in the Condensed Consolidated Balance Sheet for DPL.  These funds were released from escrow on July 12, 2007.

Sale of Peaking Units

On April 25, 2007, DPL Energy, LLC, completed the sale of its Darby and Greenville electric peaking generation facilities providing DPL with approximately $151 million in cash.  Darby Station was sold to Columbus Southern Power Company, a utility subsidiary of American Electric Power Company (AEP), for approximately $102 million in cash. Greenville Station was sold to Buckeye Power, Inc. for approximately $49 million in cash. See Note 5 of the Notes to Condensed Consolidated Financial Statements.

Insurance Recovery Claim

On April 30, 2007, DP&L executed a settlement agreement with one of our insurers, Associated Electric & Gas Insurance Services (AEGIS), under a fiduciary liability policy to recoup a portion of legal fees associated with our litigation against three former executives for $14.5 million.  This was recorded as a reduction to operation and maintenance expense during the second quarter ended June 30, 2007.

On May 16, 2007, DPL and DP&L noticed one of our insurers, Energy Insurance Mutual Limited, under an umbrella fiduciary liability policy, of our intent to pursue a claim for legal fees that DPL and DP&L incurred in defending claims made by the three former executives.

Depreciation Study

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For DPL’s and DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates. With the addition of scrubbers at certain of its generation facilities, DP&L has undertaken an evaluation of its depreciation rates which it expects to be completed during the third quarter of 2007. Management expects depreciation rates to decrease due to the extension of depreciation lives for certain of its assets. The Public Utility Commission of Ohio would need to approve a change in depreciation rates for our regulated assets.

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

As of June 30, 2007, four unaffiliated marketers were registered as Competitive Retail Electric Service (CRES) providers in DP&L’s service territory.  While there has been some customer switching to date, it represented less than 0.15 percent of sales in 2006.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all of the total kWh supplied by CRES providers within DP&L’s service territory in 2006.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

DP&L agreed to implement a Voluntary Enrollment Program (VEP) that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class.  The 20% threshold has never been reached.  Customers who elected to participate in the program have been grouped together and collectively bid out to CRES providers.  The second of four rounds of bidding for the 2007 program was conducted in June resulting in no bids being received.  To date, the VEP process has resulted in no customer switching.  Future period effects cannot be determined at this time.

Federal Matters

On April 19, 2007, the FERC issued an Order with regard to the allocation of costs associated with new planned transmission facilities.  FERC ordered that the cost of new, high-voltage facilities be socialized across the PJM region and the costs of new facilities at lower voltages be assigned to the load centers that benefit from the new facilities.  The methodology for identifying beneficiaries has been set for hearing.  On April 19, 2007, the FERC issued an Order relating to the allocation of costs associated with existing transmission facilities, upholding the existing PJM rate design.  These Orders are subject to rehearing and the appeal process.  The financial impact of the order to socialize new, high-voltage facilities will be passed on as costs are incurred by utilities constructing such projects and will be reflected in PJM charges to DP&L.  Over time, this order is likely to increase PJM charges to DP&L.  Although the impact of cost allocation could be material, management believes these costs should be recoverable through retail rates.

As a member of PJM, the value of DP&L’s generation capacity will be affected by changes in and the clearing results of the PJM capacity construct.  The new construct introduces a new Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM. PJM held its first RPM auction during April 2007 for the 2007/2008 planning year and held its second RPM auction during July 2007 for the 2008/2009 planning year.  DP&L does not expect a material impact on its results of operations, financial position or cash flows due to the outcome of these auctions.  An additional auction will be held during 2007 for the 2009/2010 planning year.  The financial results and impact of this auction is unknown and will depend on a number of factors including projections made by PJM as well as market participant bidding behavior.

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

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were the significant themes and events for the quarter and six months ended June 30, 2007:

•                  DPL’s revenues for the quarter and six months ended June 30, 2007 increased 11% and 11%, respectively, over the same periods in 2006 primarily due to weather driven retail sales volume, the rate stabilization surcharge and other regulated asset recovery riders.  DPL’s purchased power costs for the quarter and six months ended June 30, 2007 increased $46.2 million and $73.1 million, respectively, over the same periods in 2006.  The increase in purchased power volume was primarily the result of higher sales volume and DPL and partner operated generating facilities being less available than the same period of the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

•                  DPL’s cash flows from operations for the six months ended June 30, 2007 of $112.4 million were 16% lower than the cash flows from operations of $133.4 million for the same period of 2006 primarily due to changes in working capital.

•                  DPL realized a net (pre-tax) gain in both continuing and discontinued operations of approximately $31.0 million and $8.2 million, respectively, resulting from the $25.0 million settlement of the litigation with the three former executives.  See note 10 of the Notes to Condensed Consolidated Financial Statements.

•                  DP&L’s revenues for the quarter and six months ended June 30, 2007 increased 11% and 11%, respectively, compared to the same periods in 2006 resulting from the weather driven sales volume, rate stabilization surcharge and other regulated asset recovery riders.  DP&L’s purchased power costs for the quarter and six months ended June 30, 2007, increased $45.4 million and $72.5 million, respectively, over the same periods in 2006.  The increase in purchased power volume was primarily the result of higher sales volume and DP&L and partner operated generating facilities being less available than the same period of the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

•                  DP&L’s cash flows from operations for the six months ended June 30, 2007 of $137.9 million were 21% lower than the cash flows from operations of $175.2 million for the same period in 2006 primarily due to changes in working capital.

•                  DP&L realized a net (pre-tax) gain of approximately $35.3 million resulting from the settlement of the litigation with the three former executives.  See Note 10 of the Notes to Condensed Consolidated Financial Statements.

•                  DP&L had borrowings against the $220 million revolving line of credit facility of $65 million from February 26, 2007 through May 28, 2007 and of $30 million from April 12, 2007 through May 13, 2007.  At June 30, 2007, there were no outstanding borrowings against the revolving credit facility.

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

Financial Highlights – DPL

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2007	2006	2007	2006

Revenues:
Retail	$284.2	$258.2	$588.7	$541.5
Wholesale	30.4	30.5	87.1	67.9
RTO ancillary	25.8	17.4	41.5	35.1
Other revenues, net of fuel costs	2.7	2.9	5.5	5.6
Total revenues	$343.1	$309.0	$722.8	$650.1

Less: Fuel	$63.5	$78.6	$153.8	$162.8
Purchased power (a)	83.2	37.0	135.4	62.3
Gross margins (b)	$196.4	$193.4	$433.6	$425.0

Gross margins as a percentage of revenues	57.2%	62.6%	60.0%	65.4%

Operating income	$69.4	$55.9	$172.9	$159.1

Basic Earnings per share:
Continuing operations	$0.50	$0.20	$0.98	$0.63
Discontinued operations	0.04	—	0.09	0.07
Net income	$0.54	$0.20	$1.07	$0.70

(a)

Purchased power includes RTO ancillary charges of $17.0 million and $12.1 million for the quarter ended June 30, 2007 and 2006, respectively. Purchased power includes RTO ancillary charges of $29.4 million and $24.3 million for the six months ended June 30, 2007 and 2006, respectively.

(b)

For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DPL’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Since DPL plans to utilize its internal generating capacity to supply its retail customers’ needs first, increases in retail demand will decrease the volume of internal generation available to be sold in the wholesale market and vice versa.

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DPL’s wholesale sales volume each hour of the year include wholesale market prices, DPL’s retail demand, retail demand elsewhere throughout the entire wholesale market area, DPL and non-DPL plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DPL’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities not being utilized to meet its retail demand.

	Three Months Ended June 30,	Six Months Ended June 30,
$ in millions	2007 vs. 2006	2007 vs. 2006

Retail
Rate	$11.5	$17.8
Volume	15.4	30.5
Other miscellaneous	(0.9)	(1.1)
Total retail change	$26.0	$47.2

Wholesale
Rate	$5.4	$11.1
Volume	(5.5)	8.1
Total wholesale change	$(0.1)	$19.2

Other
RTO services	$8.4	$6.4
Other	(0.2)	(0.1)
Total other revenues change	$8.2	$6.3

Total revenues change	$34.1	$72.7

For the quarter ended June 30, 2007, revenues increased $34.1 million, or 11% to $343.1 million from $309.0 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale, higher retail sales volume and an increase in RTO ancillary revenue.  Retail revenues increased $26.0 million, or 10%, resulting from a 6% increase in weather driven sales volume as total degree days increased 18% and a 4% increase in average retail rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders.  These increases resulted in a $15.4 million sales volume variance and a $11.5 million price variance.  Wholesale revenue remained flat for the second quarter of 2007 compared to the same period of the prior year resulting from lower wholesale sales volume, partially offset by higher average market rates.  The decrease in wholesale sales volume of 123 GWh resulted in an unfavorable sales volume variance of $5.5 million which was partially offset by a 22% increase in average market rates resulting in $5.4 million price variance.  For the second quarter of 2007, the RTO ancillary revenues increased $8.4 million compared to the second quarter of 2006 primarily resulting from $4.3 million realized from the PJM capacity auction, $1.8 million of PJM transmission congestion credits and $1.0 million from the sale of financial transmission rights (FTRs). RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.  These revenues are substantially offset by RTO ancillary charges included in purchased power costs.

For the six months ended June 30, 2007, revenues increased $72.7 million, or 11% to $722.8 million from $650.1 million for the same period in the prior year.  This increase was primarily the result of higher average rates and sales volume for both retail and wholesale.  Retail revenues increased $47.2 million resulting from a 6% increase in weather driven sales volume as total degree days increased 16% and a 3% increase in average retail rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders.  These increases resulted in a $30.5 million sales volume variance and a $17.8 million price variance.  For the six months ended June 30, 2007, wholesale revenue increased $19.2 million over the same period of the prior year primarily as a result of a 12% increase in sales volume (178 GWh) and a 15% increase in wholesale average rates.  These increases resulted in an $11.1 million sales volume variance and an $8.1 million price volume variance for wholesale revenues.  For the six months ended June 30, 2007, the RTO ancillary revenues increased $6.4 million compared to the same period in 2006 primarily resulting from $4.3 million realized from the PJM capacity auction, $1.8 million of PJM transmission congestion credits and $2.4 million from the sale of financial transmission rights (FTRs), partially offset by an adjustment of $2.8 million for Seams Elimination Cost Adjustment (SECA).  RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.  These revenues are substantially offset by RTO ancillary charges included in purchased power costs.

DPL Inc. – Margins, Fuel and Purchased Power

For the second quarter of 2007, gross margin of $196.4 million increased $3.0 million, or 2%, from $193.4 million in the second quarter of 2006.  As a percentage of total revenues, gross margin decreased to 57.2% in the second quarter of 2007 compared to 62.6% in the second quarter of 2006.  This result reflects the favorable impact of the increase in retail revenues and lower fuel costs, offset by increased purchased power costs.  Fuel costs, which include coal, gas, oil and emission allowance costs, decreased by $15.1 million, or 19%, in the second quarter of 2007 compared to the same period in 2006 due to lower average fuel prices and a 16% (629 GWh) decrease in generation output.  Purchased power increased $46.2 million in the second quarter of 2007 compared to the same period in 2006 primarily resulting from increased charges of $34.5 million relating to higher purchased power volume (685 GWh) and $6.9 million increase due to higher average market rates.  The increase in purchased power volume was primarily the result of increased sales volume and partner operated generating facilities being less available compared to the same period of the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

For the six months ended June 30, 2007, gross margin of $433.6 million increased $8.6 million, or 2%, from $425.0 million compared to the same period in 2006.  As a percentage of total revenues, gross margin decreased to 60.0% in 2007 compared to 65.4% in 2006.  This result reflects the favorable impact of both retail and wholesale revenues discussed above and lower fuel costs offset by increased purchased power costs.  Fuel costs, which include coal, gas, oil and emission allowance costs, decreased by $9.0 million, or 6%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a 7% decrease in generation output (580 GWh), partially offset by an increase in average fuel prices.  Purchased power increased $73.1 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily resulting from increased charges of $56.9 million relating to higher purchased power volume (1,148 GWh) and $11.1 million increase due to higher average market rates.  The increase in purchased power volume was primarily the result of increased sales volume and partner operated generating facilities being less available compared to the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

DPL Inc. – Operation and Maintenance

	Three Months Ended	Six Months Ended
	June 30,	June 30,
$ in millions	2007 vs. 2006	2007 vs. 2006
Legal costs	$0.3	$4.3
Mark-to-market adjustments of restricted stock units (RSUs)	(0.5)	2.3
Power production costs	12.0	14.2
Service operations	1.3	1.9
Long-term and other incentive compensation	—	(2.5)
MVIC reserve adjustment	(2.0)	(2.0)
Insurance settlement	(14.5)	(14.5)
Gain on sale of corporate aircraft	(6.0)	(6.0)
Other, net	0.3	0.1
Total operation and maintenance expense	$(9.1)	$(2.2)

For the quarter ended June 30, 2007, operation and maintenance expense decreased $9.1 million, or 13%, compared to the same period in 2006 primarily resulting from a $14.5 million insurance settlement reimbursing us for legal fees relating to the litigation with the three former executives, the gain on the sale of the corporate aircraft of $6.0 million and an actuarial adjustment reducing our MVIC reserve by $2.0 million, partially offset by increased power production costs largely related to boiler maintenance of $6.6 million and other power production maintenance costs of $5.4 million.

For the six months ended June 30, 2007, operation and maintenance expense decreased $2.2 million, or 2%, compared to the same period in 2006 primarily resulting from a $14.5 million insurance settlement reimbursing us for legal fees relating to the litigation with the three former executives, the gain on sale of the corporate aircraft of $6.0 million and an actuarial adjustment of $2.0 million, partially offset by increased power production costs largely related to boiler maintenance of $7.1 million and other power production maintenance costs of $7.1 million and increased legal costs of $4.3 million related to the litigation with the three former executives.

DPL Inc. – Depreciation and Amortization

For the quarter and six months ended June 30, 2007, depreciation and amortization expense decreased $2.7 million and $6.1 million, respectively, compared to the same periods in 2006 primarily reflecting the absence of depreciation on the peaking units, the corporate aircraft becoming fully depreciated and the impact of asset retirements.  These decreases were partially offset by increased depreciation relating to the increased plant balances.

DPL Inc. – Amortization of Regulatory Assets

For the quarter and six months ended June 30, 2007, amortization of regulatory assets increased $0.8 million and $2.6 million, respectively, compared to the same period in 2006.  These increases reflect the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; the amortization of PJM administrative fees deferred for the period October 2004 through January 2006; and the amortization of incremental 2004/2005 severe storm costs.

DPL Inc. – Investment Income

For the quarter ended June 30, 2007, investment income increased $0.8 million to $5.3 million from $4.5 million for the same period in 2006.  This increase was primarily the result of $3.2 million realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives, partially offset by lower interest income relating to lower cash and short-term investment balances in 2007 compared to 2006.

For the six months ended June 30, 2007, investment income decreased $2.6 million to $8.3 million from $10.9 million for the same period in 2006.  This decrease was primarily the result of lower interest income relating to lower cash and short-term investment balances in 2007 compared to 2006, partially offset by $3.2 million realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

DPL Inc. – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for a payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE incentives, stock options and legal fees.  As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $39.2 million.  See Note 10 of Notes to Condensed Consolidated Financial Statements.

DPL Inc. – Interest Expense

For the quarter ended June 30, 2007, interest expense decreased $6.5 million or 25% compared to the same period in 2006 primarily from lower interest of $4.6 million associated with the redemption of DPL debt ($225 million 8.25% Senior Note) and $2.9 million of greater capitalized interest than the prior year mostly relating to increased pollution control capital expenditures.  These decreases were partially offset by $1.2 million of interest expense associated with DP&L’s new $100 million 4.8% Series pollution control bonds issued September 13, 2006.

For the six months ended June 30, 2007, interest expense decreased $9.7 million or 19% compared to 2006 primarily from $5.7 million of greater capitalized interest than the prior year mostly relating to increased pollution control capital expenditures; and lower interest of $6.2 million from redemption of DPL debt ($225 million 8.25% Senior Note).  These decreases were partially offset by $2.4 million of interest expense associated with DP&L’s new $100 million 4.8% Series pollution control bonds issued September 13, 2006 and $1.1 million of interest expense associated with DP&L’s short-term borrowing of $95 million from its unsecured revolving credit agreement of $220 million.

DPL Inc. – Other Income (Deductions)

For the quarter ended June 30, 2007, other deductions of $0.2 million changed from $0.6 million of other income in 2006 primarily resulting from a refund of tax penalties in 2006.

For the six months ended June 30, 2007, other income of $0.6 million increased from $0.3 million of other income in 2006 primarily resulting from the sale of emission allowances and gains realized on the expiration of forward contracts partially offset by a refund of tax penalties in 2006.

DPL Inc. – Income Tax Expense

For the second quarter and six months ended June 30, 2007, income taxes increased $20.0 million and $21.3 million, respectively, compared to the same periods in 2006, primarily reflecting an increase in pre-tax book income.

DPL Inc. – Discontinued Operations

For the quarter ended June 30, 2007, discontinued operations increased $5.1 million compared to the same period in 2006, primarily resulting from the net (pre-tax) gain of $8.2 million realized from the settlement of the litigation with the three former executives less associated income taxes.

For the six months ended June 30, 2007, discontinued operations increased $2.4 million compared to the same period in 2006 primarily resulting from the net (pre-tax) gain of $8.2 million realized from the settlement of the litigation with the three former executives less associated income taxes.  This increase was partially offset by a decrease in the deferred gains of $5.0 million relating to the financial asset portfolio realized during 2007 compared to the same period of the prior year less associated income taxes.

See Note 3 and Note 10 of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS – The Dayton Power and Light Company (DP&L)

Income Statement Highlights – DP&L

	Three Months Ended June 30,		Six Months Ended June 30,
$ in millions	2007	2006	2007	2006

Revenues:
Retail	$246.3	$225.7	$518.1	$476.7
Wholesale	69.0	63.7	159.0	134.1
RTO ancillary	25.9	17.3	41.6	35.0
Total revenues	$341.2	$306.7	$718.7	$645.8

Less: Fuel	$62.3	$76.2	$151.8	$160.1
Purchased power (a)	83.8	38.4	136.5	64.0
Gross margins (b)	$195.1	$192.1	$430.4	$421.7

Gross margins as a percentage of revenues	57.2%	62.6%	59.9%	65.3%

Operating income	$59.7	$72.7	$174.4	$188.2

(a)

Purchased power includes RTO ancillary charges of $17.0 million and $12.1 million for the quarter ended June 30, 2007 and 2006, respectively. Purchased power includes RTO ancillary charges of $29.4 million and $24.3 million for the six months ended June 30, 2007 and 2006, respectively.

(b)

For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance

.

DP&L – Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DP&L’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Since DP&L plans to utilize its internal generating capacity to supply its retail customers’ needs first, increases in retail demand will decrease the volume of internal generation available to be sold in the wholesale market and vice versa.

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DP&L’s wholesale sales volume each hour of the year include wholesale market prices, DP&L’s retail demand, retail demand elsewhere throughout the entire wholesale market area, DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities not being utilized to meet its retail demand.

	Three Months Ended June 30,	Six Months Ended June 30,
$ in millions	2007 vs. 2006	2007 vs. 2006

Retail
Rate	$8.1	$15.7
Volume	13.4	26.8
Other miscellaneous	(0.9)	(1.1)
Total retail change	$20.6	$41.4

Wholesale
Rate	$16.8	$9.0
Volume	(11.5)	15.9
Total wholesale change	$5.3	$24.9

RTO ancillary
RTO services	$8.6	$6.6

Total revenues change	$34.5	$72.9

For the quarter ended June 30, 2007, revenues increased $34.5 million, or 11%, to $341.2 million from $306.7 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO ancillary revenue.  Retail revenues increased $20.6 million, or 9%, resulting from a 6% increase in weather driven sales volume as total degree days increased 18% and a 3% increase in average retail rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders.  These increases resulted in a $13.4 million sales volume variance and a $8.1 million price variance.  Wholesale revenue increased $5.3 million for the second quarter of 2007 compared to the same period of the prior year resulting from higher average market rates, partially offset by lower wholesale sales volume.  The increase in average market rates of 32% resulted in a $16.8 million price variance, partially offset by a decrease in wholesale sales volume of 123 GWh resulting in an unfavorable sales volume variance of $11.5 million.  For the second quarter of 2007, the RTO ancillary revenues increased $8.6 million compared to the second quarter of 2006 primarily resulting from $4.3 million realized from the PJM capacity auction, $1.8 million of PJM transmission congestion credits and $1.0 million from the sale of financial transmission rights (FTRs). RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.  These revenues are substantially offset by RTO ancillary charges included in purchased power costs.

For the six months ended June 30, 2007, revenues increased $72.9 million, or 11%, to $718.7 million from $645.8 million for the same period in the prior year.  This increase was primarily the result of higher average rates and greater sales volumes for both retail and wholesale customers.  Retail revenues increased $41.4 million resulting from a 6% increase in weather driven sales volume as total degree days increased 16% and a 3% increase in average retail rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders.  These increases resulted in a $26.8 million sales volume variance and a $15.7 million price variance.  For the six months ended June 30, 2007, wholesale revenue increased $24.9 million over the same period of the prior year primarily as a result of a 12% increase in sales volume (178 GWh) and an 6% increase in wholesale average rates.  These increases resulted in a $15.9 million sales volume variance and a $9.0 million price volume variance for wholesale revenues.  For the six months ended June 30, 2007, the RTO ancillary revenues increased $6.6 million compared to the same period in 2006 primarily resulting from $4.3 million realized from the PJM capacity auction, $1.8 million of PJM transmission congestion credits and $2.4 million from the sale of financial transmission rights (FTRs), partially offset by an adjustment of $2.8 million for Seams Elimination Cost Adjustment (SECA).  RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves.  These revenues are substantially offset by RTO ancillary charges included in purchased power costs.

DP&L – Margins, Fuel and Purchased Power

For the second quarter of 2007, gross margin of $195.1 million increased $3.0 million, or 2%, from $192.1 million in the second quarter of 2006.  As a percentage of total revenues, gross margin decreased to 57.2% in the second quarter of 2007 compared to 62.6% in the second quarter of 2006.  This result reflects the favorable impact of the increase in revenues and lower fuel costs, offset by increased purchased power costs.  Fuel costs, which include coal, gas, oil and emission allowance costs, decreased by $13.9 million, or 18%, in the second quarter of 2007 compared to the same period in 2006 due to lower average fuel prices and a 16% (629 GWh) decrease in generation output.  Purchased power increased $45.4 million in the second quarter of 2007 compared to the same period in 2006 primarily resulting from increased charges of $39.6 million relating to higher purchased power volume (685 GWh) and $5.8 million increase due to higher average market rates.  The increase in purchased power volume was primarily the result of increased sales volume and partner operated generating facilities being less available compared to the same period of the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

For the six months ended June 30, 2007, gross margin of $430.4 million increased $8.7 million, or 2%, from $421.7 million compared to the same period in 2006.  As a percentage of total revenues, gross margin decreased to 59.9% in 2007 compared to 65.3% in 2006.  This result reflects the favorable impact of both retail and wholesale revenues discussed above and lower fuel costs offset by increased purchased power costs.  Fuel costs, which include coal, gas, oil and emission allowance costs, decreased by $8.3 million, or 5%, for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to a 7% decrease in generation output (580 GWh), partially offset by an increase in average fuel prices.  Purchased power increased $72.5 million for the six months ended June 30, 2007 compared to the same period in 2006 primarily resulting from increased charges of $62.2 million relating to higher purchased power volume (1,148 GWh) and $10.3 million increase due to higher average market rates.  The increase in purchased power volume was primarily the result of increased sales volume and partner operated generating facilities being less available compared to the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.

DP&L – Operation and Maintenance

	Three Months Ended June 30,	Six Months Ended June 30,
$ in millions	2007 vs. 2006	2007 vs. 2006
Mark-to-market adjustments of restricted stock units (RSUs)	$(0.5)	$2.1
Power production costs	12.0	14.2
Low income payment program	0.8	1.5
Service operations	1.3	1.9
Long-term and other incentive compensation	—	(2.4)
Legal fees	(2.3)	(1.4)
Other, net	1.5	2.1
Total operation and maintenance expense	$12.8	$18.0

For the quarter ended June 30, 2007, operation and maintenance expense increased $12.8 million, or 21%, compared to the same period in 2006 primarily resulting from increased power production costs largely related to boiler maintenance of $6.6 million and other power production maintenance expense of $5.4 million.

For the six months ended June 30, 2007, operation and maintenance expense increased $18.0 million, or 16%, compared to the same period in 2006 primarily resulting from increased power production costs largely related to boiler maintenance of $7.1 million and other power production maintenance of $7.1 million.  In addition, we had increased mark-to-market adjustments relating to RSUs and increased expense in service operation’s costs relating to overhead line maintenance.

DP&L – Amortization of Regulatory Assets

For the quarter and six months ended June 30, 2007, amortization of regulatory assets increased $0.8 million and $2.6 million, respectively, compared to the same period in 2006.  These increases reflect the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; the amortization of PJM administrative fees deferred for the period October 2004 through January 2006; and the amortization of incremental 2004/2005 severe storm costs.

DP&L – Investment Income

For the quarter ended June 30, 2007, investment income increased $3.4 million to $4.7 million from $1.3 million for the same period in 2006.  This increase was primarily the result of $3.2 million realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

For the six months ended June 30, 2007, investment income increased $3.0 million to $6.2 million from $3.2 million for the same period in 2006.  This increase was primarily the result of $3.2 million realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives, partially offset by lower interest income relating to lower cash and short-term investment balances in 2007 compared to 2006.

DP&L – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for a payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE incentives, stock options and legal fees.  As a result of this settlement, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  See Note 10 of Notes to Condensed Consolidated Financial Statements.

DP&L – Interest Expense

For the quarter ended June 30, 2007, interest expense decreased $0.5 million compared to the same period of 2006, primarily relating to $2.9 million of increased capitalized interest resulting from pollution control capital expenditures at the generating plants, partially offset by increased interest of $1.2 million related to the $100 million 4.8% Series pollution control bonds issued in September 2006 and $0.7 million of interest related to the $95 million draw on our revolving credit facility.

For the six months ended June 30, 2007, interest expense decreased $1.8 million compared to the same periods of 2006, primarily relating to $5.7 million of increased capitalized interest resulting from pollution control capital expenditures at the generating plants, partially offset by increased interest of $2.4 million related to the $100 million 4.8% Series pollution control bonds issued in September 2006 and $1.1 million of interest related to the $95 million draw on our revolving credit facility.

DP&L – Other Income (Deductions)

For the quarter ended June 30, 2007, other deductions of $0.2 million changed from $0.8 million of other income in 2006 primarily resulting from a refund of tax penalties in 2006.

For the six months ended June 30, 2007, other income of $0.6 million increased from $0.3 million of other income in 2006 primarily resulting from the sale of emission allowances and gains realized on the expiration of forward contracts partially offset by a refund of tax penalties in 2006.

DP&L – Income Tax Expense

For the second quarter and six months ended June 30, 2007, income taxes increased $10.1 million and $8.6 million compared to the same periods in 2006, primarily reflecting an increase in pre-tax book income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $103.9 million at June 30, 2007, compared to $262.2 million at December 31, 2006, a decrease of $158.3 million.  In addition, DPL had restricted funds held in trust at June 30, 2007 of $2.2 million in comparison to $10.1 million at December 31, 2006.  The decrease in cash and cash equivalents was primarily attributed to the retirement of the $225.0 million DPL 8.25% Senior Notes, $171.2 million in capital expenditures and $55.8 million in dividends paid on common stock.  The decrease caused by such payments was partially offset by $158.4 million in proceeds realized from the sale of property ($151.0 million for two peaking units and $7.4 million for an aircraft); $112.4 million in cash generated from operating activities; $15.0 million from the exercise of stock options, including tax effects; and $10.1 million of restricted funds drawn to fund pollution control capital expenditures.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $4.4 million at June 30, 2007, compared to $46.1 million at December 31, 2006, a decrease of $41.7 million.  The decrease in cash and cash equivalents was primarily attributed to $169.3 million in capital expenditures and $125.0 million in dividends paid on common stock to our parent DPL.  These cash outflows were largely offset by $137.9 million in cash generated from operating activities, $105.0 million in short-term debt owed to our parent DPL, and $10.1 million in restricted fund draws to finance pollution control capital expenditures at our generating plants.

Operating Activities

For the six months ended June 30, 2007 and 2006, cash flows from operations were as follows:

Net Cash provided by Operating Activities

$ in millions	2007	2006

DPL	$112.4	$133.4

DP&L	$137.9	$175.2

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes coupled with the rate relief approved by the PUCO for 2006 and beyond provides us with a reasonably predictable cash flow from operations.

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $112.4 million and $133.4 million for the six months ended June 30, 2007 and 2006, respectively.  The net cash provided by operating activities for the six months ended June 30, 2007 was primarily the result of operating profitability, partially offset by an increase in cash used for working capital, specifically receivables, taxes and inventories.  The net cash provided by operating activities for the six months ended June 30, 2006 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically taxes.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $137.9 million and $175.2 million in the six months ended June 30, 2007 and 2006, respectively.  The net cash provided by operating activities for the six months ended June 30, 2007 was primarily the result of operating profitability, partially offset by an increase in cash used for working capital, specifically receivables, taxes and inventories.  The net cash provided by operating activities for the six months ended June 30, 2006 was primarily the result of operating profitability.

Investing Activities

For the six months ended June 30, 2007 and 2006, cash flows from investing activities were as follows:

Net Cash used for Investing Activities

$ in millions	2007	2006

DPL	$(15.0)	$(72.3)

DP&L	$(169.3)	$(199.3)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $15.0 million and $72.3 million for the six months ended June 30, 2007 and 2006, respectively.  Net cash flows used for investing activities for the six months ended June 30, 2007 were related to capital expenditures that were largely offset by proceeds from the sale of two peaking units and an aircraft.  Net cash flows used for investing activities for the six months ended June 30, 2006 were related to capital expenditures, partially offset by the net sale of short-term investments and securities.

DP&L’s Cash used for Investing Activities

DP&L’s net cash flows used for investing activities were $169.3 million and $199.3 million for the six months ended June 30, 2007 and 2006, respectively.  Net cash flows used for investing activities for both years were related to capital expenditures.

Financing Activities

For the six months ended June 30, 2007 and 2006, cash flows from financing activities were as follows:

Net Cash used for Financing Activities

$ in millions	2007	2006

DPL	$(255.7)	$(407.0)

DP&L	$(10.3)	$(0.4)

DPL’s Cash used for Financing Activities

DPL’s net cash flows used for financing activities for the six months ended June 30, 2007 were $255.7 million compared to the same period of 2006 of $407.0 million.  Net cash flows used for financing activities for the six months ended June 30, 2007 were the result of cash used to redeem the $225 million 8.25% Senior Notes on March 1, 2007 and to pay dividends to stockholders of $55.8 million, partially offset by cash received from the exercise of stock options, including tax effects, of $15.0 million and the $10.1 million of restricted funds held in trust.  Net cash flows used for financing activities for the six months ended June 30, 2006 were the result of cash used to repurchase $348.2 million of common stock and pay dividends to common shareholders of $59.0 million.

DP&L’s Cash used for Financing Activities

DP&L’s net cash flows used for financing activities were $10.3 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.  Net cash flows used for financing activities for 2007 were the result of cash used to pay common stock dividends to our parent DPL of $125.0 million and preferred dividends to third parties of $0.4 million, partially offset by $105.0 million from short-term borrowings from our parent DPL and $10.1 million of withdrawals from the trust set up as a result of issuing the $100 million 4.8% Series pollution control bonds in September 2006.  Net cash flows used for financing activities in 2006 were for the payment of preferred dividends to third parties.

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

Capital Requirements

DPL’s construction additions were $193.5 million and $184.2 million for the first six months of 2007 and 2006, respectively.

DP&L’s construction additions were $192.0 million and $183.1 million for the first six months of 2007 and 2006, respectively, and are expected to approximate $308 million in 2007.

Planned construction additions for 2007 relate to DP&L’s environmental compliance program, power plant equipment and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, DPL, through its subsidiary DP&L, is projecting to spend an estimated $675 million in capital projects, approximately 40% of which is to meet changing environmental standards.  In our Form 10-Q as of March 31, 2007, we reported our estimated capital spending to be approximately $645 million.  This increase is due primarily to increases capital projects at partner-operated generating plants.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions in 2007 with a combination of cash on hand, short-term financing, tax-exempt debt and cash flows from operations.

Debt and Debt Covenants

DP&L is considering issuing in conjunction with the OAQDA another series of tax-exempt bonds to finance the remaining solid waste disposal facility costs at Miami Fort, Killen and Stuart Generating Stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five year term that expires on November 21, 2011 and that provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of June 30, 2007, DP&L had no borrowings outstanding under this facility.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of June 30, 2007, DP&L had no outstanding letters of credit against the facility.

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

During the second quarter of 2007, DPL entered into a short-term loan to DP&L for $105 million.  This short-term loan does not affect our debt covenants.  There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

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

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At June 30, 2007, these include:

Contractual Obligations

		Payment Year
			2008-	2010-	2012 &
$ in millions	Total	2007	2009	2011	Thereafter
DPL Inc.

Long-term debt	$1,550.0	$—	$275.0	$297.4	$977.6
Interest payments	1,050.3	47.8	170.7	144.0	687.8
Pension and postretirement payments	224.6	11.0	45.2	46.5	121.9
Capital leases	2.5	0.4	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	716.4	195.9	362.8	157.7	—
Limestone contracts (a)	58.1	1.0	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.2	41.2	—	—	—
Other contractual obligations	465.6	397.0	55.4	11.0	2.2
Total contractual obligations	$4,109.4	$694.6	$920.4	$668.2	$1,826.2

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	552.4	19.6	78.3	78.3	376.2
Pension and postretirement payments	224.6	11.0	45.2	46.5	121.9
Capital leases	2.5	0.4	1.5	0.6	—
Operating leases	0.7	0.3	0.3	0.1	—
Coal contracts (a)	716.4	195.9	362.8	157.7	—
Limestone contracts (a)	58.1	1.0	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.2	41.2	—	—	—
Other contractual obligations	465.6	397.0	55.4	11.0	2.2
Total contractual obligations	$2,844.7	$666.4	$553.0	$305.1	$1,320.2

(a) DP&L operated units

Long-term debt:

DPL’s long-term debt as of June 30, 2007, consists of DP&L’s first mortgage bonds and tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt as of June 30, 2007, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 8 of Notes to Condensed Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of June 30, 2007, DP&L had estimated future benefit payments as outlined in Note 6 of Notes to Condensed Consolidated Financial Statements.  These estimated future benefit payments are projected through 2016.

Capital leases:

As of June 30, 2007, DP&L had two capital leases that expire in November 2007 and September 2010.

Operating leases:

As of June 30, 2007, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into a limestone contract to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  There was no significant impact to our overall results of operations, cash flows or financial position.  The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest.  During the second quarter ending June 30, 2007, we recorded an additional $0.9 million in accrued interest resulting in a total reserve for uncertain tax positions of $41.2 million as of June 30, 2007.  None of the amount of unrecognized tax benefits is due to uncertainty in the timing of deductibility.

Other contractual obligations:

As of June 30, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At June 30, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five-year facility that expires on November 21, 2011.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.  At June 30, 2007, there were no outstanding borrowings under this facility.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of June 30, 2007, DP&L could be responsible for the repayment of 4.9%, or $21.8 million, of a $445 million debt obligation that matures in 2026.

In two separate transactions in November and December 2006, DPL agreed to be a guarantor of the obligations of its wholly-owned subsidiary, DPL Energy, LLC (DPLE) regarding the sale of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL has agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2007	2008	2009	2010
Darby	$30.6	$23.0	$15.3	$7.7

Greenville	$14.8	$11.1	$7.4	$3.7

MARKET RISK

As a result of our operating, investing and financing activities, we are subject to certain market risks including changes in commodity prices for electricity, coal, environmental emissions and gas as well as fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations.  The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 12% of DPL’s and 22% of DP&L’s electric revenues for the six months ended June 30, 2007 were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold on the wholesale market when we can identify opportunities with positive margins.  As of June 30, 2007, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately an $11 million increase or decrease to annual net income, assuming no increases or decreases in fuel and purchased power costs.  As of June 30, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $20 million increase or decrease to annual net income, assuming no increases or decreases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in the six months ended June 30, 2007 and 2006, respectively, were 52% and 46%, respectively.  DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs were 53% and 49% in the six months ended June 30, 2007 and 2006, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2007 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2007 due to planned emission control upgrades.  We do not expect to purchase SO2 allowances for 2007.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOx allowances for 2007.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Fuel costs are forecasted to be flat in 2007 compared to 2006.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs.  As of June 30, 2007, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $32 million decrease or increase to annual net income, assuming no decreases or increases in sales revenues.  As of June 30, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $32 million increase or decrease to annual net income, assuming no decreases or increases in sales revenues.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  Our long-term debt represents publicly and privately held secured and unsecured notes and debentures with fixed interest rates.  At June 30, 2007, we had no outstanding borrowings under our revolving credit facility.

The carrying value of DPL’s debt was $1,552.5 million at June 30, 2007, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,566.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at June 30, 2007, are as follows:

Expected Maturity	DPL’s Long-term Debt
Date	Amount	Average Rate
	($ in millions)

2007	$0.4	6.3%
2008	100.7	6.3%
2009	175.8	8.0%
2010	0.6	6.9%
2011	297.4	6.9%
2012	—	—
Thereafter	977.6	5.6%
Total	$1,552.5	6.2%

Fair Value	$1,566.8

The carrying value of DP&L’s debt was $785.7 million at June 30, 2007, consisting of our first mortgage bonds, our tax-exempt pollution control bonds and our capital leases.  The fair value of this debt was $767.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at June 30, 2007, are as follows:

Expected Maturity	DP&L’s Long-term Debt
Date	Amount	Average Rate
	($ in millions)

2007	$0.4	6.3%
2008	0.7	6.9%
2009	0.8	6.9%
2010	0.6	6.9%
2011	—	—
2012	—	—
Thereafter	783.2	5.0%
Total	$785.7	5.0%

Fair Value	$767.3

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

OPERATING STATISTICS

	DPL Inc.				DP&L (a)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Electric sales (millions in kWh)
Residential	1,133	1,039	2,771	2,507	1,133	1,039	2,771	2,507
Commercial	1,005	938	1,937	1,831	1,005	938	1,937	1,831
Industrial	1,117	1,097	2,094	2,085	1,117	1,097	2,094	2,085
Other retail	376	351	714	689	376	351	714	689
Total retail	3,631	3,425	7,516	7,112	3,631	3,425	7,516	7,112

Wholesale	558	681	1,678	1,500	558	681	1,678	1,500

Total	4,189	4,106	9,194	8,612	4,189	4,106	9,194	8,612

Operating revenues ($ in thousands)
Residential	$114,340	$101,464	$262,317	$232,095	$114,340	$101,464	$262,317	$232,095
Commercial	81,064	73,000	155,762	144,299	75,888	67,630	146,875	133,520
Industrial	62,993	59,687	120,489	117,492	34,905	32,537	66,524	63,372
Other retail	24,304	21,627	45,830	42,234	19,659	21,626	38,067	42,295
Other miscellaneous revenues	1,433	2,414	4,283	5,393	1,453	2,427	4,317	5,411
Total retail	$284,134	$258,192	$588,681	$541,513	$246,245	$225,684	$518,100	$476,693

Wholesale	30,418	30,522	87,103	67,942	68,975	63,671	159,007	134,031

RTO ancillary revenues	25,894	17,339	41,556	35,043	25,894	17,339	41,556	35,043

Other revenues, net of fuel costs	2,694	2,925	5,493	5,623	—	—	—	—

Total	$343,140	$308,978	$722,833	$650,121	$341,114	$306,694	$718,663	$645,767

Electric customers at end of period
Residential	456,098	456,654	456,098	456,654	456,098	456,654	456,098	456,654
Commercial	49,450	49,134	49,450	49,134	49,450	49,134	49,450	49,134
Industrial	1,818	1,839	1,818	1,839	1,818	1,839	1,818	1,839
Other	6,377	6,338	6,377	6,338	6,377	6,338	6,377	6,338

Total	513,743	513,965	513,743	513,965	513,743	513,965	513,743	513,965

(a)   DP&L sells power to DPLER (a subsidiary of DPL).  These sales are classified as wholesale on DP&L’s financial statements and retail sales for DPL.  The kWh volumes contain all volumes distributed on the DP&L system which include the retail sales by DPLER.  The sales for resale volumes are omitted to avoid duplicate reporting

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

There was no change in our internal control over financial reporting during the most recently completed quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

PART II

Item 1 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2007, cannot be reasonably determined.

Certain legal proceedings in which we are involved are discussed in Part I, Item 1—Environmental Considerations, Item 1—Competition and Regulation, Item 3 and Note 15 to the Consolidated Financial Statements included therein of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with this earlier report.

Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, restricted stock units (RSUs), MVE incentives, stock options and legal fees. The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, DPL had accrued obligations of approximately $64.2 million of which DP&L had accrued obligations of approximately $60.3 million. Included in these amounts is approximately $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million, all of these claims were settled.

As a result of this settlement DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.2 million, respectively.  The net gain is comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio which was conducted in our MVE subsidiary.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.  The following table outlines the components of DPL’s net pre-tax gain for continuing and discontinued operations:

Continuing operations:
Reversal of accrued obligations	$50.8
Allocated settlement expense	(19.8)
Net gain from continuing operations	$31.0

Discontinued operations:
Reversal of accrued obligations	$13.4
Allocated settlement expense	(5.2)
Net gain from discontinued operations	$8.2

As a result of this settlement, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans. DP&L had no ownership of DPL’s financial asset portfolio business which was discontinued, therefore these liabilities were reversed and DP&L net pre-tax gain was recorded within continuing operations. The following table outlines the components of DP&L’s net gain:

Continuing operations:
Reversal of accrued obligations	$60.3
Allocated settlement expense	(25.0)
Net gain	$35.3

The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.  As part of this transaction, DPL and DP&L recorded a $3.2 million realized gain which is reflected in investment income.

Environmental

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA and the Station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, the first set of expert reports have been filed with additional report scheduled to be filed in September 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set yet.

Item 1a – Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K and is incorporated herein by reference.  The Form 10-K may be obtained as discussed on Page 4, ‘Website Access to Reports.’  If any of these events occur, our business, financial position or results of operation could be materially affected.  The following risk factors included in our 2006 Form 10-K for year ended December 31, 2006 has been updated as follows:

Reliance on Third Parties

We rely on many third party suppliers and contractors in our energy production, transmission and distribution functions, including the purchase and delivery of coal and other inventory, the construction of capital assets, and waste disposal management associated with our production processes (such as bottom ash, fly ash, gypsum).  Unanticipated changes in our purchasing processes, supplier availability, supplier performance and pricing may affect our business and operating results.  In addition, we rely on others to provide professional services, such as, but not limited to, actuarial calculations, internal audit services, payroll processing and various consulting services.

Employees

Approximately 53% our employees are under a collective bargaining agreement.  If we are unable to negotiate future collective bargaining agreements, we could experience work stoppages which may affect its business and operating results.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

DPL held its Annual Meeting of Shareholders on April 27, 2007 at which security holders elected three directors nominated for three-year terms expiring 2010.  The results of the voting were as follows:

	FOR	WITHHELD	BROKER NO-VOTE
Robert D. Biggs	96,810,176	1,798,891	—
W August Hillenbrand	96,824,955	1,784,112	—
Ned J. Sifferlen	97,139,872	1,469,195	—

The other directors whose terms of office continued after the Annual Meeting are Paul M. Barbas, Barbara S. Graham and Glenn E. Harder (each in the Class of 2008) and Paul R. Bishop, Ernie Green and General Lester L. Lyles (Ret.) (each of the class of 2009).  On May 29, 2007, Ernie Green retired from the Board of Directors of DPL Inc.

Shareholders also voted on an amendment to the Regulations of DPL Inc. to provide a majority vote alternative for the election of directors.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
74,499,396	3,374,009	1,104,999	19,630,663

Shareholders also voted on two shareholder proposals.  The first shareholder proposal covered a recommendation on executive bonuses.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
15,607,538	61,329,703	2,041,164	19,630,662

The second shareholder proposal covered majority vote reincorporation.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
25,101,148	51,864,501	2,012,756	19,630,662

Shareholders also voted to ratify the selection of KPMG LLP as the Company’s independent auditor for 2007.  The results of the voting were as follows:

FOR	AGAINST	ABSTAIN	BROKER NO-VOTE
96,680,131	1,055,580	873,354	—

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
X	X	31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X	X	31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

X	X	32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X	X	32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL INC.
The Dayton Power and Light Company
(Registrants)

Date:	July 26, 2007	/s/ Paul M. Barbas
Paul M. Barbas
President and Chief Executive Officer
(principal executive officer)

	July 26, 2007	/s/ John J. Gillen
John J. Gillen
Senior Vice President and Chief Financial Officer
(principal financial officer)

	July 26, 2007	/s/ Frederick J. Boyle
Frederick J. Boyle
Controller and Chief Accounting Officer
(principal accounting officer)