Form 10-Q
period 2007-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2007-10-31
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
(An Ohio Corporation)
1065 Woodman Drive Dayton, Ohio 45432
937-224-6000

Indicate by check mark whether each registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

DPL Inc.	Yes ☒ No ☐
The Dayton Power and Light Company	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer
DPL Inc.	☒	☐	☐
The Dayton Power and Light Company	☐	☐	☒

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

As of October 29, 2007, each registrant had the following shares of common stock outstanding:

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

Our public internet site is http://www.dplinc.com. We make available, free of charge, through our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Forms 3, 4 and 5 filed on behalf of our directors and executive officers and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Part 1 — Financial Information

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L). DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base. Throughout this report, the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section. Historically, DPL and DP&L have filed separate SEC filings. DPL and DP&L now file combined SEC reports on an interim and annual basis.

Item 1 — Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

$ in millions except per share amounts	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$422.0	$392.4	$1,145.6	$1,042.5

Cost of revenues:
Fuel	95.9	99.4	250.5	262.2
Purchased power	82.1	61.1	217.5	123.4
Total cost of revenues	178.0	160.5	468.0	385.6
Gross margin	244.0	231.9	677.6	656.9

Operating expenses:
Operation and maintenance	67.3	64.4	198.1	197.4
Depreciation and amortization	33.9	39.1	102.9	114.2
General taxes	29.1	27.5	84.6	82.5
Amortization of regulatory assets	2.9	2.4	8.3	5.2
Total operating expenses	133.2	133.4	393.9	399.3
Operating income	110.8	98.5	283.7	257.6

Other income / (expense), net
Net gain on settlement of executive litigation	—	—	31.0	—
Investment income	1.2	3.0	9.5	13.9
Interest expense	(16.9)	(24.9)	(59.4)	(77.1)
Other income (deductions)	2.0	(0.2)	2.6	0.1
Total other income / (expense), net	(13.7)	(22.1)	(16.3)	(63.1)
Earnings from continuing operations before income tax	97.1	76.4	267.4	194.5
Income tax expense	36.4	29.0	101.9	73.2
Earnings from continuing operations	60.7	47.4	165.5	121.3
Earnings from discontinued operations, net of tax	—	3.4	10.0	11.0
Net income	$60.7	$50.8	$175.5	$132.3
Average number of common shares outstanding (millions)
Basic	108.0	107.7	107.8	113.9
Diluted	115.4	117.4	118.1	123.3

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.56	$0.44	$1.54	$1.06
Earnings from discontinued operations	—	0.03	0.09	0.10
Total Basic	$0.56	$0.47	$1.63	$1.16

Diluted:
Earnings from continuing operations	$0.53	$0.40	$1.40	$0.98
Earnings from discontinued operations	—	0.03	0.09	0.09
Total Diluted	$0.53	$0.43	$1.49	$1.07

Dividends paid per share of common stock	$0.26	$0.25	$0.78	$0.75

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

$ in millions	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$175.5	$132.3
Less: Income from discontinued operations	(10.0)	(11.0)
Income from continuing operations	165.5	121.3

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.9	114.2
Gain on settlement of executive litigation	(31.0)	—
Gain on sale of aircraft	(6.0)	—
Amortization of regulatory assets	8.3	5.2
Deferred income taxes	12.1	(4.7)
Captive insurance provision	1.5	—
Gain on sale of other investments	(3.0)	(2.2)
Changes in certain assets and liabilities:
Accounts receivable	(39.9)	(32.8)
Accounts payable	(0.8)	38.4
Accrued taxes payable	5.7	(11.8)
Accrued interest payable	(11.4)	(7.3)
Prepayments	0.4	6.0
Inventories	(18.8)	(7.6)
Deferred compensation assets	6.9	1.3
Deferred compensation obligations	1.1	(0.3)
Other	18.3	(7.3)
Net cash provided by operating activities	211.8	212.4

Cash flows from investing activities:
Capital expenditures	(250.1)	(283.9)
Purchases of short-term investments and securities	—	(856.0)
Sales of short-term investments and securities	—	984.0
Proceeds from the sale of peaking units, net	151.0	—
Proceeds from the sale of aircraft	7.4	—
Net cash used for investing activities	(91.7)	(155.9)

Cash flows from financing activities:
Purchase of treasury shares	—	(400.0)
Issuance of pollution control bonds	—	100.0
Pollution control bond proceeds held in trust	—	(100.0)
Exercise of stock options	14.5	0.2
Excess tax impact related to exercise of stock options	0.5	—
Retirement of long-term debt	(225.0)	—
Withdrawal of restricted funds held in trust	10.1	23.1
Dividends paid on common stock	(83.7)	(85.7)
Issuance of short-term debt, net	95.0	—
Retirement of short-term debt, net	(95.0)	—
Net cash used for financing activities	(283.6)	(462.4)

Cash and cash equivalents:
Net change	(163.5)	(405.9)
Balance at beginning of period	262.2	595.8
Cash and cash equivalents at end of period	$98.7	$189.9

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$68.8	$80.4
Income taxes paid	$87.6	$79.7
Restricted funds held in trust	$0.5	$75.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

$ in millions	At September 30, 2007	At December 31, 2006

ASSETS

Current assets:
Cash and cash equivalents	$98.7	$262.2
Restricted funds held in trust	0.5	10.1
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.4, respectively	262.1	225.0
Inventories, at average cost	104.2	85.4
Taxes applicable to subsequent years	11.9	48.0
Other current assets	8.4	37.7
Total current assets	485.8	668.4

Property:
Held and used:
Property, plant and equipment	4,943.6	4,718.5
Less: Accumulated depreciation and amortization	(2,208.5)	(2,159.2)
Total net property held and used	2,735.1	2,559.3

Assets held for sale:
Property, plant and equipment	—	283.5
Less: Accumulated depreciation and amortization	—	(132.3)
Total net property held for sale	—	151.2

Other noncurrent assets:
Regulatory assets	137.0	148.6
Other assets	54.2	84.7
Total other noncurrent assets	191.2	233.3

Total Assets	$3,412.1	$3,612.2

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEET

	$ in millions		At September 30, 2007	At December 31, 2006

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Current portion - long-term debt		$100.7	$225.9
	Accounts payable		186.0	169.4
	Accrued taxes		124.8	155.2
	Accrued interest		24.2	35.2
	Other current liabilities		27.4	38.3
	Total current liabilities		463.1	624.0

	Noncurrent liabilities:
	Long-term debt		1,451.6	1,551.8
	Deferred taxes		371.1	355.2
	Unamortized investment tax credit		41.4	43.6
	Insurance and claims costs		23.4	21.9
	Other deferred credits		222.6	280.7
	Total noncurrent liabilites		2,110.1	2,253.2

	Cumulative preferred stock not subject to mandatory redemption		22.9	22.9

	Commitments and contingencies (Note 9)		—	—

	Common shareholders’ equity:
	Common stock, at par value of $0.01 per share:
	September 2007	December 2006
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Treasury shares	50,170,767	50,705,239
Shares outstanding	113,553,444	113,018,972	1.1	1.1
	Warrants		50.0	50.0
	Common stock held by employee plans		(71.1)	(69.0)
	Accumulated other comprehensive loss		(9.9)	(6.5)
	Retained earnings		845.9	736.5
	Total common shareholders’ equity		816.0	712.1

	Total Liabilities and Shareholders’ Equity		$3,412.1	$3,612.2

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF RESULTS OF OPERATIONS

$ in millions	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenues	$419.6	$390.3	$1,139.1	$1,036.1

Cost of revenues:
Fuel	87.6	90.9	240.2	251.0
Purchased power	91.7	70.7	228.2	134.7
Total cost of revenues	179.3	161.6	468.4	385.7

Gross margin	240.3	228.7	670.7	650.4

Operating expenses:
Operation and maintenance	64.0	59.0	195.8	172.8
Depreciation and amortization	31.4	33.0	95.2	96.8
General taxes	28.8	27.2	83.8	80.3
Amortization of regulatory assets	2.9	2.4	8.3	5.2
Total operating expenses	127.1	121.6	383.1	355.1

Operating income	113.2	107.1	287.6	295.3

Other income / (expense), net
Net gain on settlement of executive litigation	—	—	35.3	—
Investment income	1.3	1.6	7.5	4.8
Interest expense	(3.9)	(5.5)	(14.1)	(17.5)
Other income (deductions)	2.1	(0.2)	2.7	0.1
Total other income / (expense), net	(0.5)	(4.1)	31.4	(12.6)
Earnings before income tax	112.7	103.0	319.0	282.7

Income tax expense	42.1	39.0	119.5	107.8
Net income	$70.6	$64.0	$199.5	$174.9

Preferred dividends	0.2	0.2	0.6	0.6

Earnings on common stock	$70.4	$63.8	$198.9	$174.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

$ in millions	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net income	$199.5	$174.9
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	95.2	96.8
Gain on settlement of executive litigation	(35.3)	—
Amortization of regulatory assets	8.3	5.2
Deferred income taxes	11.0	(13.0)
Gain on sale of other investments	(3.0)	—
Changes in certain assets and liabilities:
Accounts receivable	(40.0)	(25.7)
Accounts payable	(0.5)	41.2
Net receivable / payable from / to parent	(0.5)	(2.3)
Accrued taxes payable	(3.1)	1.5
Accrued interest payable	2.4	4.8
Prepayments	0.7	5.4
Inventories	(19.8)	(7.5)
Deferred compensation assets	7.1	3.4
Deferred compensation obligations	1.1	(2.5)
Other	16.5	(11.5)
Net cash provided by operating activities	239.6	270.7

Cash flows from investing activities:
Capital expenditures	(247.8)	(281.7)
Net cash used for investing activities	(247.8)	(281.7)

Cash flows from financing activities:
Short-term loan from parent	105.0	—
Payment on short-term loan to parent	(15.0)	—
Issuance of pollution control bonds	—	100.0
Pollution control bond proceeds held in trust	—	(100.0)
Withdrawal of restricted funds held in trust	10.1	23.1
Dividends paid on preferred stock	(0.7)	(0.6)
Dividends paid on common stock to parent	(125.0)	—
Net cash (used for)/provided by financing activities	(25.6)	22.5

Cash and cash equivalents:
Net change	(33.8)	11.5
Balance at beginning of period	46.1	46.2
Cash and cash equivalents at end of period	$12.3	$57.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$9.6	$10.3
Income taxes paid	$86.8	$108.3
Restricted funds held in trust	$0.5	$75.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	At	At
	September 30,	December 31,
$ in millions	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$12.3	$46.1
Restricted funds held in trust	0.5	10.1
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.4, respectively	243.0	205.6
Inventories, at average cost	102.8	83.0
Taxes applicable to subsequent years	11.8	48.0
Other current assets	10.8	38.2
Total current assets	381.2	431.0

Property:
Property, plant and equipment	4,688.3	4,450.6
Less: Accumulated depreciation and amortization	(2,134.3)	(2,079.0)
Total net property	2,554.0	2,371.6

Other noncurrent assets:
Regulatory assets	137.0	148.6
Other assets	103.0	139.1
Total other noncurrent assets	240.0	287.7

Total Assets	$3,175.2	$3,090.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEET

	At	At
	September 30,	December 31,
$ in millions	2007	2006

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$0.9
Accounts payable	182.7	166.2
Accrued taxes	120.1	159.6
Accrued interest	15.3	12.6
Short-term debt owed to parent	90.0	—
Other current liabilities	27.4	35.4
Total current liabilities	436.2	374.7

Noncurrent liabilities:
Long-term debt	784.8	785.2
Deferred taxes	367.9	360.2
Unamortized investment tax credit	41.4	43.6
Other deferred credits	222.6	272.5
Total noncurrent liabilities	1,416.7	1,461.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 9)	—	—

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	783.4	783.7
Accumulated other comprehensive income	9.8	15.1
Retained earnings	505.8	432.0
Total common shareholder’s equity	1,299.4	1,231.2

Total Liabilities and Shareholder’s Equity	$3,175.2	$3,090.3

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

Description of Business

DPL Inc. (DPL) is a regional energy company organized in 1985 under the laws of Ohio.  DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  DP&L purchases retail peak load requirements from DPL Energy, LLC (DPLE), one of our wholly-owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.  DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

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

Financial Statement Presentation

We prepare consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.  The condensed consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly-owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the three months and nine months ended September 30, 2007 may not be indicative of our results that will be realized for the full year ending December 31, 2007.

Pursuant to Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  In the opinion of our management, the condensed consolidated financial statements contain all adjustments (which are all of a normal recurring nature) necessary to fairly state our financial condition as of September 30, 2007, our results of operations for the three months and nine months ended September 30, 2007 and our cash flows for the nine months ended September 30, 2007 in accordance with GAAP.

Estimates, Judgments, Contingencies and Reclassifications

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances that may affect our financial position and results of operations.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; the valuation allowances for receivables and deferred income

Notes to Condensed Consolidated Financial Statements (continued)

taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies and assets and liabilities related to employee benefits.

Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Depreciation Expense and Study Update

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life.  For DPL’s and DP&L’s generation, transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates.  In July 2007, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances as of December 31, 2005, with adjustments for subsequent scrubber additions.  The results of the depreciation study concluded that DPL’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives.  DPL adjusted the depreciation rates for its non-regulated generation property, effective August 1, 2007, reducing depreciation expense.  For the three months ended September 30, 2007, the reduction in depreciation expense increased income from continuing operations by $3.8 million, increased net income by approximately $2.4 million and increased earnings per share (EPS) by approximately $0.02 per share.  For the period from August 1, 2007 to December 31, 2007, the reduction in depreciation expense will increase income from continuing operations of approximately $9.5 million, increase net income by approximately $5.9 million and increase EPS by approximately $0.06 per share.

Recently Adopted Accounting Standards

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  There was no significant impact to our overall results of operations, cash flows or financial position.  The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest.  During 2007, we recorded an additional $1.6 million in accrued interest resulting in a total reserve for uncertain tax positions of $41.9 million as of September 30, 2007.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in income taxes.

Our tax returns for calendar years 2004 through 2006 remain open to examination by the jurisdictions in which we are subject to taxation.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

In January 2007, we adopted Emerging Issues Task Force (EITF) No. 6-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 6-03).  EITF No. 6-03 requires a registrant to disclose how taxes collected from customers are presented in the financial statements, i.e., gross or net.  DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statement of Results of Operations for the three and nine months ended September 30, 2007 and September 30, 2006 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
State/Local excise taxes	$14.6	$14.3	$40.9	$39.5

Recently Issued Accounting Standards

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) effective for fiscal years beginning after November 15, 2007.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under SFAS 157,

Notes to Condensed Consolidated Financial Statements (continued)

fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 does not expand the use of fair value in any new circumstances.  In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159) effective for fiscal years beginning after November 15, 2007.  SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis.  We are currently evaluating the impact of adopting SFAS 157 and SFAS 159 and have not yet determined the significance of these new rules on our overall results of operations, financial position or cash flows.

2.     Earnings per Share

Basic EPS is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS is based on the weighted-average number of DPL common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are the unallocated shares held by DP&L’s Master Trust Plan for deferred compensation and unallocated shares held by DP&L’s Employee Stock Ownership Plan (ESOP).

The following table represents common equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2007	2006	2007	2006

Common equivalent shares	0.3	0.4	0.1	0.4

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 10 of the Notes to Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, restricted stock units (RSUs), MVE incentives, stock options and reimbursement of legal fees.  There were approximately 1.3 million RSUs and 3.6 million stock options relinquished and cancelled that were included in the dilutive share calculation through May 20, 2007.  These RSUs and stock options are no longer included in the dilutive share calculation.

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for net income (including discontinued operations):

	Three Months Ended September 30,
	2007			2006
$ in millions except per share amounts	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$60.7	108.0	$0.56	$50.8	107.7	$0.47

Effect of Dilutive
Securities:
Restricted stock units		—			1.2
Warrants		7.1			7.3
Stock options, performance and restricted shares		0.3			1.2

Diluted EPS	$60.7	115.4	$0.53	$50.8	117.4	$0.43

Notes to Condensed Consolidated Financial Statements (continued)

	Nine Months Ended September 30,
	2007			2006
$ in millions except per share amounts	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$175.5	107.8	$1.63	$132.3	113.9	$1.16

Effect of Dilutive
Securities:
Restricted stock units		0.7			1.3
Warrants		8.7			6.9
Stock options, performance and restricted shares		0.9			1.2

Diluted EPS	$175.5	118.1	$1.49	$132.3	123.3	$1.07

3.     Discontinued Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
$ in millions	2007	2006	2007	2006

Investment expenses	$—	$(0.3)	$(0.4)	$(0.8)
Income from discontinued operations	—	(0.3)	(0.4)	(0.8)

Gain realized from sale	—	5.7	8.2	18.9
Net gain on sale	—	5.7	8.2	18.9

Gain on settlement of executive litigation	—	—	8.2	—

Earnings before income taxes	—	5.4	16.0	18.1
Income tax expense	—	(2.0)	(6.0)	(7.1)
Earnings from discontinued operations, net	$—	$3.4	$10.0	$11.0

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  Sales proceeds and any related gains or losses were recognized during 2005 as the sale of each of these funds closed.

During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for the remaining funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The alternative arrangements resulted in a 2005 deferred gain of $27.1 million.  DPL recognized $18.9 million of the deferred gain in 2006 and the remaining portion of the gain, $8.2 million, was recognized in the first quarter ended March 31, 2007 as all legal and economic considerations relating to the alternative closing arrangements were satisfied.  Legal title to the final fund subject to the alternative arrangement was transferred in the third quarter ended September 30, 2007.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 10 of the Notes to Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, RSUs, MVE incentives, stock options and reimbursement of legal fees.  The reversal of accruals related to the performance of the financial asset portfolio were recorded in discontinued operations.  Additionally, a portion of the $25 million settlement expense was allocated to discontinued operations.  These transactions resulted in a net gain of $8.2 million being recorded in discontinued operations related to the settlement of the executive litigation in the second quarter ending June 30, 2007.

Notes to Condensed Consolidated Financial Statements (continued)

4.     Supplemental Financial Information

DPL Inc. $ in millions	At September 30, 2007	At December 31, 2006

Accounts receivable, net:
Retail customers	$81.8	$65.0
Partners in commonly-owned plants	68.9	51.5
Unbilled revenue	64.8	68.7
PJM	23.1	13.1
Wholesale and subsidiary customers	10.4	15.8
Other	9.5	7.1
Refundable franchise tax	5.2	5.2
Provision for uncollectible accounts	(1.6)	(1.4)
Total accounts receivable, net	$262.1	$225.0

Inventories, at average cost:
Fuel and emission allowances	$69.5	$52.4
Plant materials and supplies	34.6	32.6
Other	0.1	0.4
Total inventories, at average cost	$104.2	$85.4

Other current assets:
Prepayments	$4.6	$13.3
Deposits and other advances	1.0	17.8
Other	2.8	6.6
Total other current assets	$8.4	$37.7

Property, plant and equipment:
Construction work in process	$338.5	$376.0
Property, plant and equipment (a)	4,605.1	4,626.0
Total property, plant and equipment	$4,943.6	$5,002.0

Other assets:
Unamortized loss on reacquired debt	$19.2	$20.4
Unamortized debt expense	9.8	10.6
Master Trust assets	9.1	39.4
Investments	9.0	7.0
Commercial activities tax benefit	6.8	6.8
Other	0.3	0.5
Total other assets	$54.2	$84.7

Accounts payable:
Trade payables	$59.1	$75.7
Fuel accruals	49.3	37.3
Other	77.6	56.4
Total accounts payable	$186.0	$169.4

Other current liabilities:
Customer security deposits	$18.9	$19.4
Pension and retiree benefits payable	0.8	5.8
Financial transmission rights - future proceeds	—	2.7
Low income payment plan obligation	3.1	1.9
Unearned revenue	1.1	—
Other	3.5	8.5
Total other current liabilities	$27.4	$38.3

Other deferred credits:
Asset retirement obligations - regulated property	$90.7	$86.3
Pension liabilities	34.6	37.7
Retiree health and life benefits	28.2	28.5
Trust obligations	20.6	76.2
SECA net revenue subject to refund	20.4	18.7
Asset retirement obligations - generation property	11.9	11.7
Deferred gain on sale of portfolio	—	8.2
Employee benefit reserves	4.4	4.1
Litigation and claims reserves	4.5	3.4
Customer advances in aid of construction	3.4	3.0
Environmental reserves	0.1	0.1
Other	3.8	2.8
Total other deferred credits	$222.6	$280.7

(a)       The sale of $283.5 million of assets held for sale at December 31, 2006 was completed on April 25, 2007.

Notes to Condensed Consolidated Financial Statements (continued)

DP&L $ in millions	At September 30, 2007	At December 31, 2006

Accounts receivable, net:
Retail customers	$81.8	$65.0
Partners in commonly-owned plants	68.9	51.5
Unbilled revenue	56.6	61.0
PJM	23.1	13.9
Wholesale and subsidiary customers	5.3	8.3
Refundable franchise tax	3.1	3.1
Other	5.8	4.2
Provision for uncollectible accounts	(1.6)	(1.4)
Total accounts receivable, net	$243.0	$205.6

Inventories, at average cost:
Fuel and emission allowances	$69.5	$52.4
Plant materials and supplies	33.2	30.2
Other	0.1	0.4
Total inventories, at average cost	$102.8	$83.0

Other current assets:
Prepayments	$6.8	$15.8
Deposits and other advances	0.8	17.0
Other	3.2	5.4
Total other current assets	$10.8	$38.2

Property, plant and equipment:
Construction work in process	$337.6	$375.2
Property, plant and equipment	4,350.7	4,075.4
Total property, plant and equipment	$4,688.3	$4,450.6

Other assets:
Master Trust assets	$74.5	$109.0
Unamortized loss on reacquired debt	19.2	20.4
Unamortized debt expense	8.3	8.6
Investments	0.6	0.6
Other	0.4	0.5
Total other assets	$103.0	$139.1

Accounts payable:
Trade payables	$58.7	$74.7
Fuel accruals	46.2	36.7
Other	77.8	54.8
Total accounts payable	$182.7	$166.2

Other current liabilities:
Customer security deposits	$18.9	$19.4
Pension and retiree benefits payable	0.8	5.8
Financial transmission rights - future proceeds	—	2.7
Low income payment plan obligation	3.1	1.9
Unearned revenue	1.1	—
Other	3.5	5.6
Total other current liabilities	$27.4	$35.4

Other deferred credits:
Asset retirement obligations - regulated property	$90.7	$86.3
Pension liabilities	34.6	37.7
Retiree health and life benefits	28.2	28.5
Trust obligations	20.6	76.2
SECA net revenue subject to refund	20.4	18.7
Asset retirement obligations - generation property	11.9	11.7
Employee benefit reserves	4.4	4.1
Litigation and claims reserves	4.5	3.4
Customer advances in aid of construction	3.4	3.0
Environmental reserves	0.1	0.1
Other	3.8	2.8
Total other deferred credits	$222.6	$272.5

Notes to Condensed Consolidated Financial Statements (continued)

DPL Inc.	Nine Months Ended September 30,
$ in millions	2007	2006
Cash flows - other:
Payroll taxes payable	$—	$(1.7)
Employee/director stock plan	3.7	3.8
Lump sum retirement payment	(4.9)	—
Deposits and other advances	16.2	(7.9)
Other	3.3	(1.5)
Total cash flows - other	$18.3	$(7.3)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$60.7	$50.8	$175.5	$132.3
Net change in unrealized gains (losses) on financial instruments	0.2	0.3	(1.3)	1.1
Net change in deferred (losses) gains on cash flow hedges	(1.5)	0.1	(5.9)	2.9
Net change in unrealized gains (losses) on pensions and postretirement benefits	0.5	—	1.6	—
Deferred income taxes related to unrealized gains (losses)	0.3	(0.4)	2.2	(3.5)
Comprehensive income	$60.2	$50.8	$172.1	$132.8

DP&L	Nine Months Ended September 30,
$ in millions	2007	2006
Cash flows - other:
Payroll taxes payable	$—	$(2.0)
Deposits and other advances	15.6	(10.5)
Lump sum retirement payment	(4.9)	—
Other	5.8	1.0
Total cash flows - other	$16.5	$(11.5)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Comprehensive income:
Net income	$70.6	$64.0	$199.5	$174.9
Net change in unrealized (losses) gains on financial instruments	(5.0)	1.2	(5.4)	1.8
Net change in deferred (losses) gains on cash flow hedges	(1.5)	0.1	(5.9)	2.9
Net change in unrealized gains (losses) on pensions and postretirement benefits	0.6	—	1.7	—
Deferred income taxes related to unrealized gains (losses)	2.2	(0.8)	4.3	(3.2)
Comprehensive income	$66.9	$64.5	$194.2	$176.4

Notes to the Condensed Consolidated Financial Statements (continued)

5.     Asset Sales

Sale of Corporate Aircraft

On June 7, 2007, Miami Valley CTC, Inc. (indirect, wholly-owned subsidiary of DPL), sold its corporate aircraft and associated inventory and parts for $7.4 million. The net book value of the assets sold was approximately $1.0 million and severance and other costs of approximately $0.4 million were accrued. Miami Valley CTC, Inc. recorded a net gain on the sale of approximately $6.0 million during the second quarter ending June 30, 2007, which is included in DPL’s operation and maintenance expense.

Sale of Peaking Units

During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge that included the fair market value write-down of the peaking unit assets, accrued legal fees and other costs associated with the sale. There were no material costs or adjustments to the $71.0 million impairment charge upon consummation of the sale in 2007.

On April 25, 2007, DPLE completed the sale of its Darby and Greenville electric peaking generation facilities providing DPL with approximately $151.0 million. Darby Station was sold to Columbus Southern Power Company, a utility subsidiary of American Electric Power Company (AEP), for approximately $102.0 million. Greenville Station was sold to Buckeye Power, Inc. for approximately $49.0 million.

6.     Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all full-time employees. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended (ERISA). In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives. Benefits under this SERP have been frozen and no additional benefits can be earned. We also have unfunded liabilities pertaining to retirement benefits for certain active, terminated and retired key executives that include The DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP). These liabilities totaled approximately $0.9 million and $0.5 million at September 30, 2007 and 2006, respectively.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits. We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

Notes to the Condensed Consolidated Financial Statements (continued)

The net periodic benefit costs of the pension and postretirement benefit plans for the three months ended September 30, 2007 and 2006 were:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2007	2006	2007	2006
Service cost	$0.2	$1.0	$—	$—
Interest cost	4.0	4.3	0.4	0.5
Expected return on assets (a)	(5.5)	(5.5)	(0.1)	(0.2)

Amortization of unrecognized:
Actuarial (gain) loss	0.8	0.9	(0.2)	(0.2)
Prior service cost	0.6	0.7	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit cost	0.1	1.4	0.1	0.2
Settlement cost (b)	—	2.6	—	—
Net periodic benefit cost after adjustments	$0.1	$4.0	$0.1	$0.2

(a)	The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

(b)

The settlement cost pertains to a former officer (not related to our litigation settlement with three former executives) who elected to receive a lump sum distribution in January 2007 from the Supplemental Executive Retirement Plan.

The net periodic benefit costs of the pension and postretirement benefit plans for the nine months ended September 30, 2007 and 2006 were:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2007	2006	2007	2006
Service cost	$2.4	$3.2	$—	$—
Interest cost	12.2	12.5	1.1	1.3
Expected return on assets (a)	(16.4)	(16.3)	(0.3)	(0.4)

Amortization of unrecognized:
Actuarial (gain) loss	2.6	2.9	(0.7)	(0.6)
Prior service cost	1.8	1.9	—	—
Transition obligation	—	—	0.1	0.2
Net periodic benefit cost before adjustment	2.6	4.2	0.2	0.5
Settlement cost (b)	—	2.6	—	—
Special termination benefit cost (c)	—	0.3	—	—
Net periodic benefit cost after adjustment	$2.6	$7.1	$0.2	$0.5

(a)	The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

(b)

The settlement cost pertains to a former officer (not related to our litigation settlement with three former executives) who elected to receive a lump sum distribution in January 2007 from the Supplemental Executive Retirement Plan.

(c)

In 2006, a special termination benefit cost was recognized as a result of 16 employees who participated in a voluntary early retirement program and retired at various dates during 2006; this program was completed as of April 1, 2006.

Notes to the Condensed Consolidated Financial Statements (continued)

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments

$ in millions	Pension	Postretirement
2007	$4.8	$0.7
2008	$19.8	$2.6
2009	$20.2	$2.6
2010	$20.7	$2.5
2011	$20.9	$2.4
2012 — 2016	$111.9	$10.0

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

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
$ in millions	September 30,		September 30,
	2007	2006	2007	2006
Stock options	$—	$—	$—	$1.2
Restricted stock units	(0.2)	0.7	—	1.8
Performance shares	0.5	0.5	1.3	1.3
Restricted shares	0.1	—	0.2	—
Non-employee directors’ RSUs	0.1	—	0.2	—
Share-based compensation included in operations and maintenance expense	0.5	1.2	1.7	4.3
Income tax expense	(0.2)	(0.5)	(0.7)	(1.7)
Total share-based compensation, net of tax	$0.3	$0.7	$1.0	$2.6

Share-based awards issued in DPL’s common stock will be distributed from treasury stock. DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Determining Fair Value

Valuation and Amortization Method — We estimate the fair value of stock options and RSUs using a Black-Scholes-Merton model; performance shares are valued using a Monte Carlo simulation; restricted shares are valued at the market price on the day of grant and the Directors’ RSUs are valued at the market price on the day prior to the grant date. We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Volatility — Our expected volatility assumptions are based on the historical volatility of DPL stock. The volatility range captures the high and low volatility values for each award granted based on its specific terms.

Expected Life — The expected life assumption represents the estimated period of time from grant until exercise and reflects historical employee exercise patterns.

Risk-Free Interest Rate — The risk-free interest rate for the expected term of the award is based on the corresponding yield curve in effect at the time of the valuation for U.S. Treasury bonds having the same term as the expected life of the award, i.e., a five year bond rate is used for valuing an award with a five year expected life.

Expected Dividend Yield — The expected dividend yield is based on DPL’s current dividend rate, adjusted as necessary to capture anticipated dividend changes and the 12 month average DPL stock price.

Notes to the Condensed Consolidated Financial Statements (continued)

Expected Forfeitures — The forfeiture rate used to calculate compensation expense is based on DPL’s historical experience, adjusted as necessary to reflect special circumstances.

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

The schedule of option activity for the nine months ended September 30, 2007 was as follows:

Weighted-Average
	Number of	Grant Date
$ in millions (except share amounts)	Options	Fair Value
Non-vested at January 1, 2007	10,000	$0.05
Granted in first nine months 2007	—	—
Vested in first nine months 2007	—	—
Forfeited in first nine months 2007	—	—
Non-vested at September 30, 2007	10,000	$0.05

Summarized stock option activity was as follows:

	Nine Months Ended
	September 30
	2007	2006
Options:
Outstanding at beginning of year	5,091,500	5,486,500
Granted	—	—
Exercised	(520,000)	(10,000)
Forfeited (a)	(3,620,000)	(40,000)
Outstanding at period-end	951,500	5,436,500
Exercisable at period-end	941,500	5,416,000

Weighted-average option prices per share:
Outstanding at beginning of year	$21.95	$21.86
Granted	$—	$—
Exercised	$26.83	$21.00
Forfeited	$20.38	$15.88
Outstanding at period-end	$24.08	$22.02
Exercisable at period-end	$24.07	$20.98

(a)

As a result of the settlement of the former executive litigation on May 21, 2007, 3.6 million outstanding options shown above were forfeited in the second quarter of 2007 and another approximately one million disputed options not shown above were also forfeited.

Notes to the Condensed Consolidated Financial Statements (continued)

The following table reflects information about stock options outstanding at September 30, 2007:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Outstanding	Life	Price	Exercisable	Price
$14.95 - $21.00	625,000	3.3 years	$20.60	625,000	$20.60
$21.01 - $29.63	326,500	4.0 years	$28.83	316,500	$28.93

The following table reflects information about stock option activity during the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
Weighted-average grant date fair value of options granted during the period	$—	$—	$—	$—
Intrinsic value of options exercised during the period	$—	$—	$2.3	$0.1
Proceeds from stock options exercised during the period	$—	$—	$14.5	$0.2
Excess tax benefit from proceeds of stock options exercised	$—	$—	$0.5	$—
Fair value of shares that vested during the period	$—	$—	$—	$1.0
Unrecognized compensation expense	$—	$0.1	$—	$0.1
Weighted-average period to recognize compensation expense (in years)	0.3	1.3	0.3	1.3

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

Restricted Stock Units (RSUs)

RSUs were granted to certain key employees prior to 2001. As a result of the settlement of the former executive litigation, all disputed RSUs were forfeited by the three former executives. There were 22,976 RSUs outstanding as of September 30, 2007, none of which has vested. The non-vested RSUs will be paid in cash upon vesting and will vest as follows: 11,253 in 2008; 7,878 in 2009 and 3,845 in 2010. Non-vested RSUs are valued quarterly at fair value using the Black-Scholes-Merton model to determine the amount of compensation expense to be recognized. Non-vested RSUs do not earn dividends.

		Weighted-Average
	Number of	Grant Date
$ in millions (except share amounts)	RSUs	Fair Value
Non-vested at January 1, 2007	49,998	$1.2
Granted in first nine months 2007	—	—
Vested in first nine months 2007	(20,097)	(0.4)
Forfeited in first nine months 2007	(6,925)	(0.2)
Non-vested at September 30, 2007	22,976	$0.6

Notes to the Condensed Consolidated Financial Statements (continued)

Summarized RSU activity was as follows:

	Nine Months Ended
	September 30,
	2007	2006
RSUs:
Outstanding at beginning of year	1,334,339	1,319,399
Granted	—	—
Dividends	11,656	35,030
Exercised	(20,097)	(22,516)
Forfeited	(1,302,922)	(8,978)
Outstanding at period-end	22,976	1,322,935
Exercisable at period-end	—	—

Compensation expense is recognized each quarter based on the change in the market price of DPL common shares.

As of September 30, 2007 and 2006, liabilities recorded for outstanding RSUs were $0.6 million and $35.7 million, respectively, which are included in “Other deferred credits” on the Condensed Consolidated Balance Sheet. The decrease in the liability is due to the executive litigation settlement and the forfeiture of 1.3 million RSUs (see Note 10 of the Notes to Condensed Consolidated Financial Statements).

The following table shows the assumptions used in the Black-Scholes-Merton model to calculate the fair value of the non-vested RSUs during the respective periods:

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	13.4-16.7%	10.3-20.3%	10.6-43.5%	7.3-28.6%
Weighted-average expected volatility	14.4%	17.1%	16.2%	22.0%
Expected life (in years)	1.0-3.0	1.0-4.0	1.0-3.0	1.0-4.0
Expected dividends	3.6%	3.7-3.8%	3.5-3.6%	3.7-3.8%
Weighted-average expected dividends	3.6%	3.8%	3.5%	3.8%
Risk-free interest rate	4.0-4.1%	4.6-4.9%	4.0-5.0%	4.7-5.2%

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

Notes to the Condensed Consolidated Financial Statements (continued)

The schedule of non-vested performance share activity for the nine months ended September 30, 2007 follows:

	Number of	Weighted-Average
	Performance	Grant Date
$ in millions (except share amounts)	Shares	Fair Value
Non-vested at January 1, 2007	110,723	$2.7
Granted in first nine months 2007	78,559	2.6
Vested in first nine months 2007	—	—
Forfeited in first nine months 2007	(34,243)	(0.9)
Non-vested at September 30, 2007	155,039	$4.4

	Nine Months Ended
	September 30,
	2007	2006
Performance Shares:
Outstanding at beginning of year	154,768	—
Granted	78,559	223,289
Exercised	(22,462)	—
Expired	(21,583)	—
Forfeited	(34,243)	(89,655)
Outstanding at period-end	155,039	133,634
Exercisable at period-end	—	—

The following table reflects information about performance share activity during the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
Weighted-average grant date fair value of performance shares granted during the period	$0.1	$—	$2.6	$5.9
Intrinsic value of performance shares exercised during the period	$—	$—	$—	$—
Proceeds from performance shares exercised during the period	$—	$—	$—	$—
Tax benefit from proceeds of performance shares exercised	$—	$—	$—	$—
Fair value of performance shares that vested during the period	$—	$—	$—	$—
Unrecognized compensation expense	$2.3	$1.6	$2.3	$1.6
Weighted-average period to recognize compensation expense (in years)	1.3	1.0	1.3	1.0

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the performance shares granted during the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Expected volatility	15.8%	0.0%	15.8-17.3%	20.3%
Weighted-average expected volatility	15.8%	0.0%	16.4%	20.3%
Expected life (in years)	3.0	0.0	3.0	3.0
Expected dividends	3.9%	0.0%	3.3-3.9%	3.7%
Weighted-average expected dividends	3.9%	0.0%	3.3%	3.7%
Risk-free interest rate	4.5-4.6%	0.0%	4.5-4.9%	4.7%

Notes to the Condensed Consolidated Financial Statements (continued)

Restricted Shares

Under the EPIP, the Board granted shares of DPL Restricted Shares to various executives.  The Restricted Shares are to be registered in the executive’s name, receive dividends as declared and paid on all DPL common stock and will vest after a specified service period.

During the three months ended September 30, 2007, 6,800 restricted shares were awarded.

	Number of	Weighted-Average
	Restricted	Grant Date
$ in millions (except share amounts)	Shares	Fair Value
Non-vested at January 1, 2007	19,000	$0.5
Granted in first nine months 2007	23,200	0.7
Vested in first nine months 2007	—	—
Forfeited in first nine months 2007	—	—
Non-vested at September 30, 2007	42,200	$1.2

	Nine Months Ended
	September 30,
	2007	2006
Restricted Shares:
Outstanding at beginning of year	19,000	—
Granted	23,200	—
Exercised	—	—
Forfeited	—	—
Outstanding at period-end	42,200	—
Exercisable at period-end	—	—

The following table reflects information about restricted share activity during the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
Weighted-average grant date fair value of restricted shares granted during the period	$0.2	$—	$0.7	$—
Intrinsic value of restricted shares exercised during the period	$—	$—	$—	$—
Proceeds from restricted shares exercised during the period	$—	$—	$—	$—
Tax benefit from proceeds of restricted shares exercised	$—	$—	$—	$—
Fair value of restricted shares that vested during the period	$—	$—	$—	$—
Unrecognized compensation expense	$1.0	$—	$1.0	$—
Weighted-average period to recognize compensation expense (in years)	2.6	—	2.6	—

Non-Employee Director Restricted Stock Units

Under the EPIP, as part of their annual compensation for service to DPL and DP&L, each non-employee Director received a $54,000 retainer in RSUs on the date of the annual meeting.  The RSUs will become non-forfeitable on April 15 of the following year; but if the Director resigns, dies or retires prior to the April 15 vesting date, the vested shares will be distributed on a pro rata basis.  The RSUs accrue quarterly dividends in the form of additional RSUs.  Upon vesting, the RSUs will become exercisable and will be distributed in DPL common shares, unless the Director chooses to defer receipt of the shares until a later date.  The RSUs are valued at the closing stock price on the day prior to the grant and the compensation expense is recognized evenly over the vesting period.

Notes to the Condensed Consolidated Financial Statements (continued)

	Number of	Weighted-Average
	Director	Grant Date
$ in millions (except for share amounts)	RSUs	Fair Value
Non-vested at January 1, 2007	—	$—
Granted in first nine months 2007	14,920	0.5
Dividends accrued in the first nine months 2007	231	—
Vested in first nine months 2007	(6,643)	(0.2)
Forfeited in first nine months 2007	(1,553)	—
Non-vested at September 30, 2007	6,955	$0.3

	Nine Months Ended
	September 30,
	2007	2006
Restricted Stock Units:
Outstanding at beginning of year	—	—
Granted	14,920	—
Dividends accrued	231	—
Exercised	(142)	—
Forfeited	(1,553)	—
Outstanding at period-end	13,456	—
Exercisable at period-end	—	—

The following table reflects information about non-employee director RSU activity during the period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006
Weighted-average grant date fair value of non-employee director RSUs granted during the period	$—	$—	$0.5	$—
Intrinsic value of non-employee director RSUs exercised during the period	$—	$—	$—	$—
Proceeds from non-employee director RSUs exercised during the period	$—	$—	$—	$—
Tax benefit from proceeds of non-employee director RSUs exercised	$—	$—	$—	$—
Fair value of non-employee director RSUs that vested during the period	$(0.1)	$—	$(0.2)	$—
Unrecognized compensation expense	$0.2	$—	$0.2	$—
Weighted-average period to recognize compensation expense (in years)	0.5	—	0.5	—

Notes to the Condensed Consolidated Financial Statements (continued)

8.     Long-Term Debt and Notes Payable

DPL	At	At
	September 30,	December 31,
$ in millions	2007	2006
DP&L - First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L - Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2034 - 4.80%	137.8	137.8
DP&L - Pollution control series maturing 2034 - 4.80%	41.3	41.3
DP&L - Pollution control series maturing 2028 - 4.70%	35.3	35.3
	784.4	784.4

DPL Inc. - Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. - Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. - Senior Notes 8.00% Series due 2009	175.0	175.0
DPL Inc. - Senior Notes 6.25% Series due 2008	—	100.0
DP&L - Obligations for capital leases	1.5	2.0
Unamortized debt discount (a)	(1.7)	(2.0)
Total	$1,451.6	$1,551.8

(a)	DP&L’s unamortized debt discount was $(1.1) million and $(1.2) million for September 30, 2007 and December 31, 2006, respectively.

DP&L	At	At
	September 30,	December 31,
$ in millions	2007	2006
DP&L - First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L - Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2034 - 4.80%	137.8	137.8
DP&L - Pollution control series maturing 2034 - 4.80%	41.3	41.3
DP&L - Pollution control series maturing 2028 - 4.70%	35.3	35.3
	784.4	784.4

DP&L - Obligations for capital leases	1.5	2.0
Unamortized debt discount	(1.1)	(1.2)
Total	$784.8	$785.2

At September 30, 2007, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.2 million for the remainder of 2007, $100.7 million in 2008, $175.8 million in 2009, $0.6 million in 2010 and $297.4 million in 2011.

At September 30, 2007, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.2 million for the remainder of 2007, $0.7 million in 2008, $0.8 million in 2009, $0.6 million in 2010 and none in 2011.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

During the first quarter of 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue over the next three years up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund the ongoing flue gas desulfurization (FGD) capital projects.  On September 13, 2006, the Ohio Air Quality

Notes to the Condensed Consolidated Financial Statements (continued)

Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L has drawn out the entirety of the funds.  DP&L is considering issuing in conjunction with the OAQDA another series of tax-exempt bonds to finance additional qualifying solid waste disposal facility costs at Miami Fort, Killen, Stuart and Conesville generating stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of September 30, 2007, DP&L had no borrowings outstanding under this facility.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sublimit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of September 30, 2007, DP&L had no outstanding letters of credit against the facility.

During the second quarter ending June 30, 2007, DPL entered into a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ending September 30, 2007, leaving a current outstanding loan balance of $90 million.  This short-term loan does not affect our debt covenants.  There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Notes to the Condensed Consolidated Financial Statements (continued)

9.     Commitments and Contingencies

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At September 30, 2007, these include:

		Payment Year
$ in millions	Total	2007	2008-2009	2010-2011	Thereafter
DPL

Long-term debt	$1,550.0	$—	$275.0	$297.4	$977.6
Interest payments	1,026.4	23.9	170.7	144.0	687.8
Pension and postretirement payments	219.1	5.5	45.2	46.5	121.9
Capital lease	2.3	0.2	1.5	0.6	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	925.8	104.6	578.8	242.4	—
Limestone contracts (a)	57.7	0.6	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.9	41.9	—	—	—
Other contractual obligations	337.2	232.8	86.5	14.5	3.4
Total contractual obligations	$4,161.2	$409.9	$1,167.5	$756.4	$1,827.4

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	542.6	9.8	78.3	78.3	376.2
Pension and postretirement payments	219.1	5.5	45.2	46.5	121.9
Capital lease	2.3	0.2	1.5	0.6	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	925.8	104.6	578.8	242.4	—
Limestone contracts (a)	57.7	0.6	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.9	41.9	—	—	—
Other contractual obligations	337.2	232.8	86.5	14.5	3.4
Total contractual obligations	$2,910.6	$395.8	$800.1	$393.3	$1,321.4

(a)	DP&L-operated units

Long-term debt:

DPL’s long-term debt as of September 30, 2007 consists of DP&L’s first mortgage bonds and tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt as of September 30, 2007 consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 8 of Notes to Condensed Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of September 30, 2007, DP&L had estimated future benefit payments as outlined in Note 6 of Notes to Condensed Consolidated Financial Statements.  These estimated future benefit payments are projected through 2016.

Capital lease:

As of September 30, 2007, DP&L had a capital lease that expires in September 2010.

Notes to the Condensed Consolidated Financial Statements (continued)

Operating leases:

As of September 30, 2007, DPL and DP&L had several operating leases with various terms and expiration dates.  Not included in this total is approximately $88,000 per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contract:

DP&L has entered into a contract to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  There was no significant impact to our overall results of operations, cash flows or financial position.  The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest.  During 2007, we recorded an additional $1.6 million in accrued interest resulting in a total reserve for uncertain tax positions of $41.9 million as of September 30, 2007.  None of the amount of unrecognized tax benefits is due to uncertainty in the timing of deductibility.

Other contractual obligations:

As of September 30, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments which may affect the liquidity of our operations.  At September 30, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five-year facility that expires on November 21, 2011.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.  At September 30, 2007, there were no outstanding borrowings under this facility.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of September 30, 2007, DP&L could be responsible for the repayment of 4.9%, or $34.1 million, of a $695 million debt obligation that matures in 2026.

In two separate transactions in November and December 2006, DPL agreed to be a guarantor of the obligations of its wholly-owned subsidiary, DPLE regarding the sale of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL has agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2007	2008	2009	2010
Darby	$30.6	$23.0	$15.3	$7.7

Greenville	$14.8	$11.1	$7.4	$3.7

Notes to the Condensed Consolidated Financial Statements (continued)

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2007, cannot be reasonably determined.

Employees

Approximately 53% of our employees are under a collective bargaining agreement.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies” as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations and financial position.

On November 18, 2004, the State of New York and seven other states (the States) filed suit against the American Electric Power Corporation (AEP) and its various subsidiaries, alleging various Clean Air Act (CAA) violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by AEP’s subsidiary Columbus Southern, Duke Energy’s subsidiary Cincinnati Gas & Electric, and us).  The case was subsequently consolidated with similar cases brought by the federal EPA and other plaintiffs dating back to 1999, which cases also involved AEP electric generating facilities. On October 9, 2007, AEP filed before the federal district court in Ohio a consent decree executed by AEP, the EPA, the States and the other plaintiffs.  The consent decree is a comprehensive and complex settlement of issues presented in the case.  It affects us only with respect to Conesville Unit 4, which is made subject to requirements to install Selective Catalytic Reduction (SCR) units and Flue Gas Desulfurization (FGD) units by December 31, 2010.   Because the co-owners had previously budgeted for such installation, this portion of the settlement does not materially change projected costs.  AEP will also be required to operate its power plants, including Conesville Unit 4, to meet specified annual caps across all of the power plants covered by the consent decree.  It is expected that AEP will be able to meet those annual cap requirements without materially affecting Conesville Unit 4’s operations beyond the requirements to install and operate SCR and FGD equipment.   The consent decree also requires the payment by AEP of a $15 million civil penalty and to incur costs of $60 million in environmental damage mitigation projects.  The share of such costs that may ultimately be assigned to Conesville Unit 4 and any further share assigned to us as a co-owner has not been determined but is not expected to be material. The court will provide an opportunity for public comment on the proposed consent decree.  After public comment is received, the court will review the proposed consent decree and has the power to accept or reject it.  DPL cannot predict when the court will issue a ruling or what that ruling may be.

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA and the Station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, expert reports have been filed by both parties and depositions of experts are expected to occur in the fourth quarter of 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set.  DP&L is unable to determine the impact of this lawsuit, if any, on its overall results of operations, financial position or cash flows.

In February 2007, Ohio’s Regional Air Pollution Control Agency (RAPCA), issued a Notice of Violation (NOV) to DP&L with respect to an allegedly failed performance test of one boiler in November 2006 for particulate matter at DP&L’s Hutchings Generating Station.  On June 29, 2007, the U.S. Environmental Protection Agency (US EPA) Region V, issued a NOV to DP&L with respect to the same performance test and with respect to earlier tests for particulates conducted in 1996 and 1998 for a different boiler at the same station.  Representatives from DP&L met with officials from US EPA Region V and RAPCA on July 24, 2007 to discuss the referenced performance tests, subsequent performance tests, and past and planned operations at the Station.  DP&L is unable to predict at this time what further actions, if any, will be taken by the US EPA or RAPCA with respect to these NOVs.

Notes to the Condensed Consolidated Financial Statements (continued)

10. Executive Litigation

On May 21, 2007, we settled the litigation with three former executives.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees. The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, DPL had accrued obligations of approximately $64.2 million of which DP&L had accrued obligations of approximately $60.3 million.  Included in these amounts was approximately $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million, all of these claims were settled.

As a result of this settlement during the second quarter ended June 30, 2007, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.2 million, respectively.  The net gain is comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio, which was conducted in our MVE subsidiary.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.  The following table outlines the components of DPL’s net pre-tax gain for continuing and discontinued operations:

Continuing operations:
Reversal of accrued obligations	$50.8
Allocated settlement expense	(19.8)
Net gain from continuing operations	$31.0

Discontinued operations:
Reversal of accrued obligations	$13.4
Allocated settlement expense	(5.2)
Net gain from discontinued operations	$8.2

As a result of this settlement during the second quarter ended June 30, 2007, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans.  DP&L had no ownership of DPL’s discontinued financial asset portfolio business, therefore these liabilities were reversed and DP&L’s net pre-tax gain was recorded within continuing operations.  The following table outlines the components of DP&L’s net gain:

Continuing operations:
Reversal of accrued obligations	$60.3
Allocated settlement expense	(25.0)
Net gain from continuing operations	$35.3

The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.  As part of this transaction during the second quarter ended June 30, 2007, DPL and DP&L recorded a $3.2 million realized gain which is reflected in investment income.

11.  Insurance Recovery Claim

On April 30, 2007, DP&L executed a settlement agreement for $14.5 million with one of our insurers, Associated Electric & Gas Insurance Services (AEGIS), under a fiduciary liability policy to recoup a portion of legal fees associated with our litigation against three former executives.  This was recorded as a reduction to operation and maintenance expense during the second quarter ended June 30, 2007.

On May 16, 2007, DPL and DP&L notified one of our insurers, Energy Insurance Mutual Limited, under an umbrella fiduciary liability policy, of our intent to pursue a claim for additional legal fees that DPL and DP&L incurred in defending claims made by the three former executives.

Notes to the Condensed Consolidated Financial Statements (continued)

12.  Regulatory Matters

We apply the provisions of Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71) to our regulated operations.  This accounting standard defines regulatory assets/liabilities as the deferral of incurred costs/benefits expected to be reflected in future customer rates.

Regulatory liabilities are reflected on the Condensed Consolidated Balance Sheet under the caption entitled “Other Deferred Credits”.  Regulatory assets and liabilities on the Condensed Consolidated Balance Sheet include:

$ in millions	Type of Recovery (a)	Amortization Through	At September 30, 2007	At December 31, 2006
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$51.9	$53.1
Pension and postretirement benefits	C	Ongoing	44.5	47.1
Electric Choice system costs	F	2010	11.0	13.5
Regional transmission organization costs	C	2014	10.3	11.4
Deferred storm costs	C	2008	2.7	5.4
PJM administrative costs	F	2009	3.4	4.6
Power plant emission fees	C	Ongoing	4.4	4.5
Rate case expenses	F	2010	0.8	1.0
Retail settlement system costs			3.1	3.1
PJM integration costs	F	2015	1.1	1.4
Other costs			3.8	3.5
Total regulatory assets			$137.0	$148.6

Regulatory Liabilities:
Asset retirement obligations - regulated property			$90.7	$86.3
Postretirement benefits			7.1	7.6
SECA net revenue subject to refund			20.4	18.7
Total regulatory liabilities			$118.2	$112.6

(a)       F — Recovery of incurred costs plus rate of return.

C — Recovery of incurred costs only.

B — Balance has an offsetting liability resulting in no impact on rate base.

Regulatory Assets:

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

Pension and postretirement benefits represent the unfunded benefit obligation related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis, and these costs have been historically recovered through rates.  This factor, combined with the historical precedents from the Public Utilities Commission of Ohio (PUCO) and the Federal Energy Regulatory Commission (FERC), makes future rate recovery of these costs probable.

Electric Choice system costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers and information reports provided to the state administrator of the low-income electric program.  In February 2005, the PUCO approved a stipulation allowing us to recover certain costs incurred for modifications to our billing system from all customers in our service territory.  On March 1, 2006, the PUCO issued an order that allowed us to begin collecting this rider immediately.  We expect to recover all costs over five years.

Regional transmission organization costs represent costs incurred to join a Regional Transmission Organization (RTO) that controls the receipts and delivery of bulk power within the service area.  These costs are being amortized over a 10-year period that commenced in October 2004.

Notes to the Condensed Consolidated Financial Statements (continued)

Deferred storm costs include costs incurred by us to repair damage from the December 2004 and January 2005 ice storms.  On July 12, 2006, the PUCO approved our tariff as proposed and we began recovering these deferred costs over a two-year period beginning August 1, 2006.

PJM administrative costs contain the administrative fees billed to us by PJM Interconnection, L.L.C. (PJM) as a member of PJM.  Pursuant to a PUCO order issued on January 25, 2006, these deferred costs will be recovered over a three-year period from retail ratepayers beginning February 2006.

Power plant emission fees represent costs paid to the State of Ohio for environmental monitoring that are or will be recovered from customers over various periods under a PUCO rate rider.

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

Other costs primarily include consumer education advertising regarding electric deregulation and will be recovered over various periods.

Regulatory Liabilities:

Asset retirement obligations - regulated property reflect an estimate of amounts recovered in rates that are expected to be expended to remove existing transmission and distribution property from service upon retirement.

Postretirement benefits reflect a regulatory liability that was recorded for the portion of the unrealized gain on our postretirement trust assets related to the transmission and distribution areas of our electric business.   We have historically recorded these transactions on an accrual basis and these costs have historically been recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, make it probable that these amounts will be reflected in future rates.

SECA (Seams Elimination Cost Adjustment) net revenue subject to refund represents the deferral of net SECA revenue accrued in 2005 and 2006.  SECA revenue and expenses represent FERC ordered transitional payments to replace the through-and-out transmission rates that were eliminated within the PJM/Midwest Independent Transmission System Operator, Inc. (MISO) region.  A hearing was held in early 2006 to determine the amount of these transitional payments.  A hearing examiner’s recommendation of August 2006 has been appealed by multiple parties including DP&L.  To date, no ruling by the FERC has been issued.  We received and paid these transitional payments from May 2005 through March 2006.

13.         Ownership of Facilities

DP&L and two other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, as well as investments in fuel inventory, plant materials, operating supplies and capital additions, are allocated to the owners in accordance with their respective ownership interests.  As of September 30, 2007, DP&L had $334.0 million of construction work in progress at such facilities.

Notes to the Condensed Consolidated Financial Statements (continued)

DP&L’s undivided ownership interest in such jointly owned facilities at September 30, 2007 is as follows:

	DP&L Share		DP&L Investment
	Ownership (%)	Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Progress ($ in millions)
Production Units:
Beckjord Unit 6	50.0	207	63	53	7
Conesville Unit 4	16.5	129	34	27	24
East Bend Station	31.0	186	199	128	9
Killen Station	67.0	424	568	249	12
Miami Fort Units 7&8	36.0	360	270	103	70
Stuart Station	35.0	839	392	205	201
Zimmer Station	28.1	365	1,055	568	11
Transmission (at varying percentages)			90	50	0

DPL’s and DP&L’s share of operating costs associated with the jointly-owned generating facilities are included within the corresponding line on the Condensed Consolidated Statement of Results of Operations and our share of the investment is included in the Condensed Consolidated Balance Sheet.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond DPL’s control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development of Regional Transmission Organizations, including PJM to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in DPL’s purchasing processes, pricing, delays, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in DPL’s service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s and DP&L’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of the document in which they are made.  We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

BUSINESS OVERVIEW

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 93% of DPL’s total consolidated asset base.  Throughout this report, the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.  Historically, DPL and DP&L have filed separate SEC filings.  DPL and DP&L now file combined SEC reports on an interim and annual basis.

DPL is a regional electric energy and utility company and through its principal subsidiary, DP&L, is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio. DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations. More specifically, DPL and DP&L’s strategy is to match energy supply with load or customer demand; to maximize profits while effectively managing exposure to movements in energy and fuel prices and to utilize the transmission and distribution assets that transfer electricity at the most efficient cost, while maintaining the highest level of customer service and reliability.

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

Like other electric utilities and energy marketers, DP&L and DPL Energy, LLC (DPLE), one of DPL’s wholly-owned subsidiaries, may sell or purchase electric products on the wholesale market.  DP&L and DPLE compete with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity.  The ability of DP&L and DPLE to sell this electricity will depend on how DP&L’s and DPLE’s price, terms and conditions compare to those of other suppliers.

We operate and manage transmission and distribution assets in a rate-regulated environment. Accordingly, this subjects us to regulatory risk in terms of the costs that we may recover and the investment returns that we may collect in customer rates. We are focused on delivering electricity and maintaining high standards of customer service and reliability in a cost-effective manner.

We operate in a regulated and deregulated environment.  The electric utility industry has historically operated in a regulated environment.  However, in recent years, there have been a number of federal and state regulatory and legislative decisions aimed at promoting competition and providing customer choice.  Market participants have therefore created new business models to exploit opportunities.  The marketplace is now comprised of independent power producers, energy marketers and traders, energy merchants, transmission and distribution providers and retail energy suppliers.  There have also been new market entrants and activity among the traditional participants such as: mergers, acquisitions, asset sales and spin-offs of lines of business.  In addition, transmission systems are being operated by Regional Transmission Organizations (RTOs).

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

UPDATES / OTHER MATTERS

Impact of AEP Settlement

On November 18, 2004, the State of New York and seven other states (the States) filed suit against the American Electric Power Corporation (AEP) and various subsidiaries, alleging various Clean Air Act (CAA) violations at a number of AEP electric generating facilities, including Conesville Unit 4 (co-owned by AEP’s subsidiary Columbus Southern, Duke Energy’s subsidiary Cincinnati Gas & Electric, and us).  The case was subsequently consolidated with similar cases brought by the federal EPA and other plaintiffs dating back to 1999, which cases also involved AEP electric generating facilities. On October 9, 2007, AEP filed before the federal district court in Ohio a consent decree executed by AEP, the EPA, the States and the other plaintiffs.  The consent decree is a comprehensive and complex settlement of issues presented in the case.  It affects us only with respect to Conesville Unit 4, which is made subject to requirements to install Selective Catalytic Reduction (SCR) units and Flue Gas Desulfurization (FGD) units by December 31, 2010.  Because the co-owners had previously budgeted for such installation, this portion of the settlement does not materially change projected costs.  AEP will also be required to operate its power plants, including Conesville Unit 4, to meet specified annual caps across all of the power plants covered by the consent degree.  It is expected that AEP will be able to meet those annual cap requirements without materially affecting Conesville Unit 4’s operations beyond the requirements to install and operate SCR and FGD equipment. The consent decree also requires the payment by AEP of a $15 million civil penalty and to incur costs of $60 million in environmental damage mitigation projects.  The share of such costs that may ultimately be assigned to Conesville Unit 4 and any further share assigned to us as a co-owner has not been determined but is not expected to be material. The court will provide an opportunity for public comment on the proposed consent decree.  After public comment is received, the court will review the proposed consent decree and has the power to accept or reject it.  DPL cannot predict when the court will issue a ruling or what that ruling may be.

Depreciation Expense and Study Update

In July 2007, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances as of December 31, 2005, with adjustments for subsequent scrubber additions.  The results of the depreciation study concluded that DPL’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives.  DPL adjusted the depreciation rates for its non-regulated generation property, effective August 1, 2007, reducing depreciation expense.  For the three months ended September 30, 2007, the reduction in depreciation expense increased income from continuing operations by $3.8 million, increased net income by approximately $2.4 million and increased earnings per share (EPS) by approximately $0.02 per share.  For the period from August 1, 2007 to December 31, 2007, the reduction in depreciation expense will increase income from continuing operations of approximately $9.5 million, increase net income by approximately $5.9 million and increase EPS by approximately $0.06 per share.

Updates on Competition and Regulation

Ohio Matters

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.  DP&L continues to have the exclusive right to provide delivery service in its state certified territory.  The Public Utilities Commission of Ohio (PUCO) maintains jurisdiction over DP&L’s delivery of electricity, the standard offer supply service that customers receive if they do not choose an alternative retail electricity supplier and other rates and charges associated with the provision of retail electric service.

As of September 30, 2007, four unaffiliated marketers were registered as Competitive Retail Electric Service (CRES) providers in DP&L’s service territory.  While there has been some customer switching to date, it represented less than approximately 0.20 percent of sales through the third quarter ending September 30, 2007.  DPL Energy Resources, Inc. (DPLER), an affiliated company, is also a registered CRES provider and accounted for nearly all of the total kWh supplied by CRES providers within DP&L’s service territory in 2006 and 2007.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

DP&L agreed to implement a Voluntary Enrollment Program (VEP) that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class.  The 20% threshold has never been reached.  Customers who elected to participate in the program have been grouped together and collectively bid out to CRES providers.  Four rounds of bidding were conducted for the 2007 program resulting in no bids being received.  DP&L has completed its obligations under this residential program.

On April 4, 2005, DP&L filed a request at the PUCO to implement a new rate stabilization surcharge (RSS) effective January 1, 2006 to recover cost increases associated with environmental capital, related operations and maintenance costs and fuel expenses.  DP&L entered into a settlement agreement that extended DP&L’s rate stabilization period through December 31, 2010 and allowed for recovery of certain fuel and environmental investment costs.  The PUCO adopted the settlement, but ruled that the environmental rider will be by-passable by all customers who take service from alternate generation suppliers.  Applications for rehearing were denied and the case was appealed to the Ohio Supreme Court by the Ohio Consumers’ Counsel.  On September 5, 2007, the Ohio Supreme Court affirmed the PUCO’s approval of the settlement agreement but remanded one aspect of the order, that the RSS tariff should be part of the Company’s generation tariffs instead of distribution tariffs.  The Company will file to modify its tariffs accordingly and does not believe this tariff change will impact its future revenues.

On September 25, 2007, Senate Bill 221 was introduced in the Ohio Legislature.  The bill codifies, in draft form, the governor’s proposed energy policy.  As currently drafted, the bill states that the standard service offer currently in effect will continue until a distribution utility files either an energy security plan or a market-based alternative by which the retail price will be set by a periodic competitive bid process.  In order to file a market-based alternative, the utility has the burden of proof to demonstrate that there is effective competition in its service territory.  The PUCO will establish rules for filing an energy security plan which may allow for adjustments to the standard offer for environmental compliance costs, cost of fuel and purchased power, construction costs of new generating facilities or an index price.  Once a utility’s energy security plan is approved by the PUCO, the utility is required to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade or replace its distribution infrastructure.  The proposed bill establishes a goal that by 2025, twenty-five percent of the generation used to supply standard offer generation service in the state will come from advanced energy resources which may include: renewable energy sources, clean coal technology, advanced nuclear generation, fuel cells and co-generation.  It creates a federal energy advocate that will evaluate the costs and benefits associated with Regional Transmission Organizations on behalf of the state.  It promotes construction of advanced energy projects by providing low interest loans and grants; promotes energy efficiency and advanced metering infrastructure investments and directs the PUCO to develop reliability performance targets.  The outcome of this proceeding and its financial impact on the Company cannot be determined at this time.

Federal Matters

On April 19, 2007, the FERC issued an Order with regard to the allocation of costs associated with new planned transmission facilities.  FERC ordered that the cost of new, high-voltage facilities be socialized across the PJM region and the costs of new facilities at lower voltages be assigned to the load centers that benefit from the new facilities.  The methodology for identifying beneficiaries was set for hearing.  On September 14, 2007, DP&L, along with the majority of other stakeholders in PJM, filed a proposed settlement regarding the cost allocation methodology for the new facilities at lower voltages.  In addition, on April 19, 2007, the FERC issued an Order relating to the allocation of costs associated with existing transmission facilities, upholding the existing PJM rate design.  These Orders are subject to rehearing and the appeal process.  The financial impact of the Order to socialize new, high-voltage facilities will be passed on as costs are incurred by utilities constructing such projects and will be reflected in PJM charges to DP&L.  Over time, this Order is likely to increase PJM charges to DP&L.  Although the impact of cost allocation could be material, management believes these costs should be recoverable through retail rates.

As a member of PJM, the value of DP&L’s generation capacity will be affected by changes in and the clearing results of the PJM capacity construct.  The new construct introduces a new Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM. PJM held its first RPM auction during April 2007 for the 2007/2008 planning year and held its second RPM auction during July 2007 for the 2008/2009 planning year.  A third auction was held in October 2007 for the 2009/2010 planning year.  DP&L does not expect a material impact on its results of operations, financial position or cash flows due to the outcome of these three auctions.

ENVIRONMENTAL CONSIDERATIONS

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  The environmental issues that may impact us include:

•                  The CAA and state laws and regulations (including State Implementation Plans) require compliance, obtaining permits and reporting as to air emissions.

•                  Litigation with the federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating plants required additional permitting or pollution control technology, and/or whether emissions from coal-fired generating plants cause or contribute to global climate changes.

•                  Rules issued by the US and state EPA that require substantial reductions in SO2, mercury and NOx emissions.  DPL is installing (and has installed) emission control technology and is taking other measures to comply with required reductions.

•                  The Federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits. In July 2004, the US EPA adopted a new Clean Water Act rule to reduce the number of fish and other aquatic organisms killed at once-through cooled power plants.

•                  Solid and hazardous waste laws and regulations, which govern the management and disposal of certain wastes. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion byproducts, which the EPA has determined are not hazardous waste subject to Resource Conservation and Recovery Act (RCRA).

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies” as discussed in Note 1 of the Notes to Condensed Consolidated Financial Statements.  DPL, through its captive insurance subsidiary Miami Valley Insurance Company (MVIC), has an actuarial calculated reserve for environmental matters.   We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

In addition to the requirements related to emissions of sulfur dioxide, nitrogen oxides and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide.  This concern has led to increased interest in legislation at the federal level, actions at the state level, as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the EPA has the authority to regulate carbon dioxide emissions from motor vehicles under the CAA.  Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to DPL and DP&L of such reductions could be significant.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were the significant themes and events for the three months and nine months ended September 30, 2007:

•                  For the three months ended September 30, 2007, DPL’s basic and diluted EPS of $0.56 and $0.53, respectively, increased over the basic and dilutive EPS for the same period of the prior year by $0.09 and $0.10, respectively.

•                  For the nine months ended September 30, 2007, DPL’s basic and diluted EPS of $1.63 and $1.49, respectively, increased over the basic and dilutive EPS for the same period of the prior year by $0.47 and $0.42, respectively.

•                  DPL’s revenues for the three months and nine months ended September 30, 2007 increased 8% and 10%, respectively, compared to the same periods in 2006 primarily due to weather driven retail sales volume, increase in average retail rates and the revenue realized from the PJM capacity auctions.  DPL’s purchased power costs for the three and nine months ended September 30, 2007 increased $21.0 million and $94.1 million, respectively, over the same periods in 2006.

•                  DPL’s cash flows from operations were $211.8 million and $212.4 million for the nine months ended September 30, 2007 and 2006, respectively.

•                  DP&L’s revenues for the three and nine months ended September 30, 2007 increased 8% and 10%, respectively, compared to the same periods in 2006 primarily due to weather driven retail sales volume, increase in average retail rates and the revenue realized from the PJM capacity auctions.  DP&L’s purchased power costs for the three and nine months ended September 30, 2007 increased $21.0 million and $93.5 million, respectively, over the same periods in 2006.

•                  DP&L’s cash flows from operations for the nine months ended September 30, 2007 of $239.6 million were 11% lower than the cash flows from operations of $270.7 million for the same period in 2006 primarily due to changes in working capital.

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

Financial Highlights — DPL

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006

Revenues:
Retail	$326.2	$307.2	$915.7	$848.7
Wholesale	52.9	61.8	140.0	129.7
RTO ancillary (a)	39.9	20.6	81.4	55.7
Other revenues, net of fuel costs	3.0	2.8	8.5	8.4
Total revenues	422.0	392.4	1,145.6	1,042.5

Less: Fuel	95.9	99.4	250.5	262.2
Purchased power (a)	82.1	61.1	217.5	123.4
Gross margins (b)	$244.0	$231.9	$677.6	$656.9

Gross margins as a percentage of revenues	57.8%	59.1%	59.1%	63.0%

Operating income	$110.8	$98.5	$283.7	$257.6

Basic Earnings per share:
Continuing operations	$0.56	$0.44	$1.54	$1.06
Discontinued operations	—	0.03	0.09	0.10
Net income	$0.56	$0.47	$1.63	$1.16

(a)              RTO ancillary revenues include PJM capacity revenues of $13.3 million and $17.6 million for the three and nine months ended September 30, 2007, respectively.  Purchased power includes PJM capacity charges of $12.2 million and $16.2 million for the three and nine months ended September 30, 2007, respectively.  For the same periods of the prior year, PJM capacity revenues and charges were immaterial.

(b)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL — Revenues

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DPL’s wholesale sales volume each hour of the year include wholesale market prices; DPL’s retail demand; retail demand elsewhere throughout the entire wholesale market area; DPL and non-DPL plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DPL’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities not being utilized to meet its retail demand.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2007 vs. 2006	2007 vs. 2006

Retail
Rate	$13.1	$31.0
Volume	6.4	36.9
Other miscellaneous	(0.5)	(0.9)
Total retail change	$19.0	$67.0

Wholesale
Rate	$0.9	$10.5
Volume	(9.8)	(0.2)
Total wholesale change	$(8.9)	$10.3

Other
RTO services	$19.3	$25.7
Other	0.2	0.1
Total other change	$19.5	$25.8

Total revenues change	$29.6	$103.1

For the three months ended September 30, 2007, revenues increased $29.6 million, or 8%, to $422.0 million from $392.4 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO ancillary revenue.  Retail revenues increased $19.0 million, or 6%, resulting from a 4% increase in average retail rates primarily relating to the environmental investment rider and a 2% increase in weather driven sales volume as total degree days increased 5%.  These increases resulted in a $13.1 million rate variance and a $6.4 million sales volume variance.   Wholesale revenues decreased $8.9 million, or 14%, primarily resulting from a 16% decrease in wholesale sales volume, partially offset by a 2% increase in average market rates.  The decrease in sales volume resulted in a $9.8 million unfavorable volume variance and increase in average market rates resulted in a $0.9 million favorable rate variance.  For the three months ended September 30, 2007, RTO ancillary revenues increased $19.3 million primarily resulting from $13.3 million realized from the PJM capacity auction and $6.0 million of PJM transmission loss credits. RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the new RPM construct.  RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchase power.  Other RTO ancillary revenues are partially offset by other RTO ancillary charges in purchased power.

For the nine months ended September 30, 2007, revenues increased $103.1 million, or 10% to $1,145.6 million from $1,042.5 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO ancillary revenue.  Retail revenues increased $67.0 million resulting from a 4% increase in weather driven sales volume as total degree days increased 14% and a 4% increase in average retail rates primarily relating to the environmental investment and storm recovery riders.  These increases resulted in a $36.9 million sales volume variance and a $31.0 million rate variance.  Wholesale revenues increased $10.3 million, or 8%, primarily resulting from an 8% increase in average market rates. The increase in average market rates resulted in a $10.5 million favorable rate variance.  For the nine months ended September 30, 2007, RTO ancillary revenues increased $25.7 million compared to the same period in 2006 primarily resulting from $17.6 million realized from the PJM capacity auction, $8.7 million of PJM transmission losses and congestion credits and $2.3 million from the sale of financial transmission rights (FTRs), partially offset by an adjustment of $2.8 million for Seams Elimination Cost Adjustment (SECA).  RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the new RPM construct.  RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchase power.  Other RTO ancillary revenues are partially offset by other RTO ancillary charges in purchased power.

DPL — Margins, Fuel and Purchased Power

For the three months ended September 30, 2007, gross margin of $244.0 million increased $12.1 million, or 5%, from $231.9 million during the same period of 2006.  As a percentage of total revenues, gross margin decreased to 57.8% in the third quarter of 2007 compared to 59.1% in the third quarter of 2006.  This result primarily reflects the favorable impact of the increase in retail revenues and lower fuel costs, offset by increased purchased power costs.  Fuel costs, which include coal, natural gas, oil and emission allowance costs, decreased by $3.5 million, or 4%, in the third quarter of 2007 compared to the same period in 2006 due to lower average fuel prices, partially offset by a 1% increase in generation output.  Purchased power increased $21.0 million in the third quarter of 2007 compared to the same period in 2006 primarily resulting from a $19.5 million increase due to higher average market rates and $12.2 million related to RTO ancillary charges for PJM capacity charges partially offset by decreased costs of $10.4 million relating to a 22% decrease in purchased power volume.  The decrease in purchased power volume was primarily the result of increased production at our generating facilities.  The RTO ancillary charges for PJM capacity charges are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

For the nine months ended September 30, 2007, gross margin of $677.6 million increased $20.7 million, or 3%, from $656.9 million during the same period of 2006.  As a percentage of total revenues, gross margin decreased to 59.1% in 2007 compared to 63.0% in 2006.  This result primarily reflects the favorable impact of both retail and wholesale revenues discussed above and lower fuel costs offset by increased purchased power costs.  Fuel costs, which include coal, natural gas, oil and emission allowance costs, decreased by $11.7 million, or 4%, for the nine months ended September 30, 2007 compared to the same period in 2006.  This decrease was primarily due to a 4% decrease in generation output and a decrease in average fuel prices.  Purchased power increased $94.1 million for the nine months ended September 30, 2007 compared to the same period in 2006 reflecting $58.8 million of increased charges relating to higher purchased power volume, an $18.2 million increase due to higher average market rates and $16.2 million related to RTO ancillary charges for PJM capacity charges.  The increase in purchased power volume was primarily the result of increased sales volume and partner operated generating facilities being less available compared to the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.  The RTO ancillary charges for PJM capacity charges are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

DPL — Operation and Maintenance

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2007 vs. 2006	2007 vs. 2006
Power production costs	$6.3	$19.7
Legal costs	(0.8)	3.2
Mark-to-market adjustments for deferred compensation	(0.8)	2.9
Service operations	0.2	2.2
Insurance claims reserves	—	(3.1)
Pension expense	(3.8)	(4.5)
Gain on sale of corporate aircraft	—	(6.0)
Insurance settlement	—	(14.5)
Other, net	1.8	0.8
Total operation and maintenance expense	$2.9	$0.7

For the quarter ended September 30, 2007, operation and maintenance expense increased $2.9 million, or 5%, compared to the same period in 2006 primarily resulting from increased power production maintenance costs of $4.0 million that were largely related to boiler and turbine maintenance and other power production operating costs of $2.3 million.  These increases were offset in part by a $3.8 million decrease in pension expense resulting primarily from a $1.1 million 2007 actuarial study adjustment and the recognition of $2.6 million in 2006 for a lump sum distribution to a former officer.

For the nine months ended September 30, 2007, operation and maintenance expense remained relatively flat, increasing $0.7 million, compared to the prior year.  This variance was primarily comprised of increased power production maintenance costs of $15.1 million that were mostly related to boiler and turbine maintenance and other power production operating costs of $4.6 million; increased legal costs of $3.2 million primarily related to the litigation with the three former executives; $2.9 million in mark-to-market adjustments related to deferred compensation assets and increased service operations costs of $2.2 million primarily related to overhead line restoration activities.  These increases were nearly offset by a $14.5 million insurance settlement reimbursing us for legal fees relating to the litigation with the three former executives; a gain on the sale of the corporate aircraft of $6.0 million; and a $4.5 million decrease in pension expense resulting primarily from a $1.1 million 2007 actuarial study adjustment and the recognition of $2.6 million in 2006 for a lump sum distribution to a former officer.

DPL — Depreciation and Amortization

For the three months and nine months ended September 30, 2007, depreciation and amortization expense decreased $5.2 million and $11.3 million, respectively, compared to the same periods in 2006, primarily reflecting the absence of depreciation for the peaking units sold during the first quarter of 2007 and the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, reducing expense by $3.8 million.  This decrease was partially offset by higher costs related to increased plant balances primarily resulting from the installation of pollution control equipment.

DPL — Amortization of Regulatory Assets

For the nine months ended September 30, 2007, amortization of regulatory assets increased $3.1 million, compared to the same period in 2006, primarily for the amortization of incremental 2004/2005 severe storm costs that began on August 1, 2006.

DPL — Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for a payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, restricted stock units (RSUs), MVE incentives, stock options and legal fees.  As a result of this settlement, during the second quarter ended June 30, 2007, DPL realized a net pre-tax gain in continuing operations of approximately $31.0 million.  See Note 10 of Notes to Condensed Consolidated Financial Statements.

DPL — Investment Income

For the three months ended September 30, 2007, investment income decreased $1.8 million to $1.2 million from $3.0 million for the same period in 2006.  This decrease was primarily due to lower interest income relating to lower cash and short-term investment balances in 2007 compared to 2006.

For the nine months ended September 30, 2007, investment income decreased $4.4 million to $9.5 million from $13.9 million for the same period in 2006.  This decrease was primarily the result of lower interest income relating to lower cash and short-term investment balances in 2007, compared to 2006, partially offset by $3.2 million in realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

DPL — Interest Expense

For the three months ended September 30, 2007, interest expense decreased $8.0 million, or 32%, compared to the same period in 2006 primarily from $4.6 million less interest associated with the redemption of DPL debt ($225 million, 8.25% Senior Notes) and $4.0 million of greater capitalized interest primarily related to increased pollution control capital expenditures.  These decreases were partially offset by $1.0 million of interest expense associated with DP&L’s new $100 million, 4.8% Series pollution control bonds issued September 13, 2006.

For the nine months ended September 30, 2007, interest expense decreased $17.7 million, or 23%, compared to 2006 primarily from $10.8 million less interest from the redemption of DPL debt ($225 million, 8.25% Senior Notes) and $9.7 million of increased capitalized interest primarily related to increased pollution control capital expenditures.  These decreases were partially offset by $3.4 million of interest expense associated with DP&L’s new $100 million, 4.8% Series pollution control bonds issued September 2006 and $1.1 million of interest expense associated with DP&L’s short-term borrowing of $95 million from its unsecured revolving credit agreement of $220 million.

DPL — Other Income (Deductions)

For the three months ended September 30, 2007, other income of $2.0 million increased from $0.2 million of other deductions for the same period of the prior year primarily resulting from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

For the nine months ended September 30, 2007, other income of $2.6 million increased $2.5 million from $0.1 million for the same period of the prior year primarily resulting from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

DPL — Income Tax Expense

For the three months and nine months ended September 30, 2007, income taxes increased $7.4 million and $28.7 million, respectively, compared to the same periods in 2006, primarily reflecting an increase in pre-tax book income.

DPL — Discontinued Operations

For the three months ended September 30, 2007, there was no activity relating to discontinued operations resulting in a $3.4 million decrease compared to the same period in 2006.  During the prior year we recognized $3.4 million of earnings from discontinued operations which was comprised of a pre-tax gain of $5.7 million less associated expenses and taxes relating to the recognition of a deferred gain associated with the financial asset portfolio.

For the nine months ended September 30, 2007, discontinued operations decreased $1.0 million compared to the same period in 2006. During the first nine months we recognized $10.0 million of earnings from discontinued operations which was comprised of the net (pre-tax) gain of $8.2 million realized from the settlement of the litigation with the three former executives less associated income taxes and a (pre-tax) gain of $8.2 million relating to the recognition of deferred gains from the financial asset portfolio less associated taxes and expenses. During the prior year we recognized $11.0 million of earnings from discontinued operations which was comprised of a pre-tax gain of $18.9 million less associated expenses and taxes relating to the recognition of a deferred gain associated with the financial asset portfolio.

See Note 3 and Note 10 of the Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS — The Dayton Power and Light Company

Financial Highlights — DP&L

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2007	2006	2007	2006

Revenues:
Retail	$285.7	$272.2	$804.7	$748.9
Wholesale	94.0	97.5	253.0	231.5
RTO ancillary (a)	39.9	20.6	81.4	55.7
Total revenues	419.6	390.3	1,139.1	1,036.1

Less: Fuel	87.6	90.9	240.2	251.0
Purchased power (a)	91.7	70.7	228.2	134.7
Gross margins (b)	$240.3	$228.7	$670.7	$650.4

Gross margins as a percentage of revenues	57.3%	58.6%	58.9%	62.8%

Operating income	$113.2	$107.1	$287.6	$295.3

(a)       RTO ancillary revenues include PJM capacity revenues of $13.3 million and $17.6 million for the three and nine months ended September 30, 2007, respectively.  Purchased power includes PJM capacity charges of $12.2 million and $16.2 million for the three and nine months ended September 30, 2007, respectively.  For the same periods of the prior year, PJM capacity revenues and charges were immaterial.

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DP&L’s wholesale sales volume each hour of the year include wholesale market prices; DP&L’s retail demand, retail demand elsewhere throughout the entire wholesale market area; DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities that are not being utilized to meet its retail demand.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2007 vs. 2006	2007 vs. 2006

Retail
Rate	$8.5	$24.2
Volume	5.7	32.5
Other miscellaneous	(0.7)	(0.9)
Total retail change	$13.5	$55.8

Wholesale
Rate	$12.0	$21.9
Volume	(15.5)	(0.4)
Total wholesale change	$(3.5)	$21.5

RTO ancillary
RTO services	$19.3	$25.7

Total revenues change	$29.3	$103.0

For the three months ended September 30, 2007, revenues increased $29.3 million, or 8%, to $419.6 million from $390.3 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO ancillary revenue.  Retail revenues increased $13.5 million, or 5%, resulting from a 3% increase in average retail rates primarily relating to the environmental investment rider and a 2% increase in weather driven sales volume as total degree days increased 5%. These increases resulted in an $8.5 million rate variance and a $5.7 million sales volume variance.   Wholesale revenues decreased $3.5 million, or 4%, primarily resulting from a 16% decrease in wholesale sales volume, partially offset by a 15% increase in average market rates.  The decrease in sales volume resulted in a $15.5 million unfavorable volume variance and increase in average market rates resulted in a $12.0 million favorable rate variance.  For the three months ended September 30, 2007, the RTO ancillary revenues increased $19.3 million primarily resulting from $13.3 million realized from the PJM capacity auction and $6.0 million of PJM transmission loss credits. RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the new RPM construct.  RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchase power.  Other RTO ancillary revenues are partially offset by other RTO ancillary charges in purchased power.

For the nine months ended September 30, 2007, revenues increased $103.0 million, or 10%, to $1,139.1 million from $1,036.1 million for the same period in the prior year.  This increase was the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO ancillary revenue.  Retail revenues increased $55.8 million resulting from a 4% increase in weather driven sales volume as total degree days increased 14% and a 3% increase in average retail rates primarily relating to the environmental investment and storm cost recovery riders.  These increases resulted in a $32.5 million sales volume variance and a $24.2 million rate variance.  Wholesale revenues increased $21.5 million, or 9%, primarily resulting from a 9% increase in average market rates. The increase in average market rates resulted in a $21.9 million favorable rate variance.  For the nine months ended September 30, 2007, the RTO ancillary revenues increased $25.7 million compared to the same period in 2006 primarily resulting from $17.6 million realized from the PJM capacity auction, $8.7 million of PJM transmission losses and congestion credits and $2.3 million from the sale of financial transmission rights (FTRs), partially offset by an adjustment of $2.8 million for Seams Elimination

Cost Adjustment (SECA).  RTO ancillary revenues primarily consist of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the new RPM construct.  RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchase power.  Other RTO ancillary revenues are partially offset by other RTO ancillary charges in purchased power.

DP&L — Margins, Fuel and Purchased Power

For the three months ended September 30, 2007, gross margin of $240.3 million increased $11.6 million, or 5%, from $228.7 million during the same period of 2006.  As a percentage of total revenues, gross margin decreased to 57.3% in the third quarter of 2007 compared to 58.6% in the third quarter of 2006.  This result primarily reflects the favorable impact of the increase in retail revenues and lower fuel costs, offset by increased purchased power costs.  Fuel costs, which include coal, natural gas, oil and emission allowance costs, decreased by $3.3 million, or 4%, in the third quarter of 2007 compared to the same period in 2006 due to lower average fuel prices, partially offset by a 1% increase in generation output.  Purchased power increased $21.0 million in the third quarter of 2007, compared to the same period in 2006, primarily resulting from a $17.2 million increase due to higher average market rates and $12.2 million related to RTO ancillary charges for PJM capacity charges, partially offset by a decrease of $8.2 million related to a 14% decrease in purchased power volume.  The decrease in purchased power volume was primarily the result of increased production at our generating facilities.  The RTO ancillary charges for PJM capacity charges are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

For the nine months ended September 30, 2007, gross margin of $670.7 million increased $20.3 million, or 3%, from $650.4 million during the same period of 2006.  As a percentage of total revenues, gross margin decreased to 58.9% in 2007 compared to 62.8% in 2006.  This result primarily reflects the favorable impact of both retail and wholesale revenues discussed above and lower fuel costs offset by increased purchased power costs.  Fuel costs, which include coal, natural gas, oil and emission allowance costs, decreased by $10.8 million, or 4%, for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to a 4% decrease in generation output and a decrease in average fuel prices.  Purchased power costs increased $93.5 million for the nine months ended September 30, 2007, compared to the same period in 2006, reflecting $62.6 million of increased charges related to higher purchased power volume, a $13.8 million increase due to higher average market rates and $16.2 million related to RTO ancillary charges for PJM capacity charges.  The increase in purchased power volume was primarily the result of increased sales volume and partner operated generating facilities being less available compared to the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities.  The RTO ancillary charges for PJM capacity charges are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

DP&L — Operation and Maintenance

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2007 vs. 2006	2007 vs. 2006
Power production costs	$6.3	$19.7
Service operations	0.3	2.2
Low-income payment program	0.2	1.7
Mark-to-market adjustments for deferred compensation	(0.3)	1.4
Pension expense	(3.7)	(4.3)
Other, net	2.2	2.3
Total operation and maintenance expense	$5.0	$23.0

For the quarter ended September 30, 2007, operation and maintenance expense increased $5.0 million, or 8%, compared to the same period in 2006 primarily resulting from increased power production maintenance costs of $4.0 million that were largely related to boiler and turbine maintenance and other power production operating costs of $2.3 million.  These increases were offset in part by a $3.7 million decrease in pension expense resulting primarily from a $1.1 million 2007 actuarial study adjustment and the recognition of $2.6 million in 2006 for a lump sum distribution to a former officer.

For the nine months ended September 30, 2007, operation and maintenance expense increased $23.0 million, or 13%, compared to the prior year.  This variance was primarily comprised of increased power production maintenance costs of $15.2 million that were mostly related to boiler and turbine maintenance, and other power production operating costs of $4.5 million; increased service operations costs of $2.2 million primarily related to overhead line restoration activities; $1.7 million of increased costs associated with the low-income payment program; and $1.4 million in mark-to-market adjustments related to deferred compensation assets.  These increases were partially offset by a $4.3 million decrease in pension expense resulting primarily from a $1.1 million 2007 actuarial study adjustment and the recognition of $2.6 million in 2006 for a lump sum distribution to a former officer.

DP&L — Depreciation and Amortization

For the three months and nine months ended September 30, 2007, depreciation and amortization expense decreased $1.6 million and $1.6 million, respectively, compared to the same periods in 2006, primarily reflecting the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, reducing expense by $3.8 million.  This decrease was partially offset by higher costs related to increased plant balances primarily resulting from the installation of pollution control equipment.

DP&L — Amortization of Regulatory Assets

For the nine months ended September 30, 2007, amortization of regulatory assets increased $3.1 million, compared to the same period in 2006, primarily for the amortization of incremental 2004/2005 severe storm costs that began on August 1, 2006.

DP&L — Investment Income

For the nine months ended September 30, 2007, investment income increased $2.7 million to $7.5 million from $4.8 million for the same period in 2006.  This increase was primarily the result of $3.2 million in realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

DP&L — Other Income (Deductions)

For the three months ended September 30, 2007, other income of $2.1 million increased from $0.2 million of other deductions for the same period of the prior year primarily resulting from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

For the nine months ended September 30, 2007, other income of $2.7 increased $2.6 million from $0.1 million from the same period of the prior year primarily resulting from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

DP&L — Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for a payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE incentives, stock options and legal fees.  As a result of this settlement, during the second quarter ended June 30, 2007, DP&L realized a net pre-tax gain in continuing operations of $35.3 million.  See Note 10 of Notes to Condensed Consolidated Financial Statements.

DP&L — Interest Expense

For the three months ended September 30, 2007, interest expense decreased $1.6 million compared to the same period of 2006, primarily related to $4.0 million of increased capitalized interest resulting from pollution control capital expenditures at the generating plants, partially offset by increased interest of $1.0 million related to the $100 million 4.8% Series pollution control bonds issued in September 2006 and $1.6 million in interest to DPL on a short-term loan of $90 million.

For the nine months ended September 30, 2007, interest expense decreased $3.4 million compared to the same period of 2006, primarily related to $9.7 million of increased capitalized interest resulting from pollution control capital expenditures at the generating plants, partially offset by increased interest of $3.4 million related to the $100 million, 4.8% Series pollution control bonds issued in September 2006; $1.6 million in interest to DPL on a short-term loan of $90 million and $1.1 million of interest related to the $95 million draw on our revolving credit facility.

DP&L — Income Tax Expense

For the three months and nine months ended September 30, 2007, income taxes increased $3.1 million and $11.7 million compared to the same periods in 2006, primarily reflecting an increase in pre-tax book income.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $98.7 million at September 30, 2007, compared to $262.2 million at December 31, 2006, a decrease of $163.5 million. In addition, DPL had restricted funds held in trust at September 30, 2007 of $0.5 million in comparison to $10.1 million at December 31, 2006. The decrease in cash and cash equivalents was primarily attributed to the retirement of the $225.0 million DPL 8.25% Senior Notes, $250.1 million in capital expenditures and $83.7 million in dividends paid on common stock. The decrease was partially offset by $211.8 million generated from operating activities; $158.4 million from the sale of peaking units and the corporate aircraft; $15.0 million from the exercise of stock options, including tax effects, and $10.1 million of restricted funds drawn to fund pollution control capital expenditures.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $12.3 million at September 30, 2007, compared to $46.1 million at December 31, 2006, a decrease of $33.8 million. The decrease in cash and cash equivalents was primarily attributed to $247.8 million in capital expenditures and $125.0 million in dividends paid on common stock to our parent DPL. These cash outflows were largely offset by $239.6 million in cash generated from operating activities, $90.0 million in a net short-term loan owed to our parent DPL, and $10.1 million in restricted funds drawn to fund pollution control capital expenditures at our generating plants.

Operating Activities

For the nine months ended September 30, 2007 and 2006, cash flows from operations were as follows:

Net Cash provided by Operating Activities

$ in millions	2007	2006

DPL	$211.8	$212.4

DP&L	$239.6	$270.7

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities. Management believes that the diversified retail customer mix of residential, commercial and industrial classes, coupled with the rate relief approved by the PUCO for 2006 and beyond, provides us with a reasonably predictable cash flow from operations.

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $211.8 million and $212.4 million for the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by operating activities for the nine months ended September 30, 2007 was primarily the result of operating profitability, partially offset by cash used for working capital. The net cash provided by operating activities for the nine months ended September 30, 2006 was primarily the result of operating profitability, partially offset by cash used for working capital, specifically taxes.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $239.6 million and $270.7 million in the nine months ended September 30, 2007 and 2006, respectively. The net cash provided by operating activities for the nine months ended September 30, 2007 was primarily the result of operating profitability, partially offset by an increase in cash used for working capital. The net cash provided by operating activities for the nine months ended September 30, 2006 was primarily the result of operating profitability.

Investing Activities

For the nine months ended September 30, 2007 and 2006, cash flows from investing activities were as follows:

Net Cash used for Investing Activities

$ in millions	2007	2006

DPL	$(91.7)	$(155.9)

DP&L	$(247.8)	$(281.7)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $91.7 million and $155.9 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used for investing activities for the nine months ended September 30, 2007 was related to capital expenditures that were partially offset by proceeds from the sale of two peaking units and corporate aircraft. Net cash used for investing activities for the nine months ended September 30, 2006 was related to capital expenditures, partially offset by the net sale of short-term investments and securities.

DP&L’s Cash used for Investing Activities

DP&L’s net cash used for investing activities was $247.8 million and $281.7 million for the nine months ended September 30, 2007 and 2006, respectively. Net cash used for investing activities for both years was related to capital expenditures.

Financing Activities

For the nine months ended September 30, 2007 and 2006, cash flows from financing activities were as follows:

Net Cash (used for)/provided by Financing Activities

$ in millions	2007	2006

DPL	$(283.6)	$(462.4)

DP&L	$(25.6)	$22.5

DPL’s Cash (used for)/provided by Financing Activities

DPL’s net cash used for financing activities for the nine months ended September 30, 2007 were $283.6 million compared to the same period of 2006 of $462.4 million. Net cash used for financing activities for the nine months ended September 30, 2007 was the result of cash used to redeem the $225 million 8.25% Senior Notes on March 1, 2007 and to pay dividends to stockholders of $83.7 million, partially offset by cash received from the exercise of stock options of $14.5 million and $10.1 million of restricted funds held in trust. Net cash used for financing activities for the nine months ended September 30, 2006 was the result of cash used to repurchase $400.0 million of common stock and pay dividends to common shareholders of $85.7 million, partially offset by the receipt of $23 million of restricted funds held in trust.

DP&L’s Cash (used for)/provided by Financing Activities

DP&L’s net cash used for financing activities for the nine months ended September 30, 2007 was $25.6 million compared to cash provided from financing activities of $22.5 million for the nine months ended September 30, 2006. Net cash used for financing activities for 2007 was the result of cash used to pay common stock dividends to our parent DPL of $125.0 million and preferred dividends to third parties of $0.7 million, partially offset by $90.0 million for a net short-term loan from our parent DPL and $10.1 million of restricted funds held in trust. Net cash provided by financing activities of $22.5 million for the nine months ended September 30, 2006 was primarily the result of $23.1 million of draws from funds held by the trustee to finance our solid waste pollution control capital expenditures, partially offset by $0.6 million for dividends on preferred stock.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations. We also have certain contingent commitments such as guarantees. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes and other short- and long-term debt financing will be sufficient to satisfy our future working capital, capital expenditures and other financing requirements for the foreseeable future. Our ability to generate positive cash flows from operations is dependent on general economic conditions, competitive pressures and other business and risk factors described in Item 1a of our fiscal 2006 Form 10-K and Part II, Item 1a, of this Form 10-Q. If we are unable to generate sufficient cash flows from operations, or otherwise comply with the terms of our credit facilities, the senior notes and other long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives. A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

DPL’s construction additions were $275.4 million and $260.0 million for the nine months ended September 30, 2007 and 2006, respectively, and are expected to approximate $360 million in 2007.

DP&L’s construction additions were $273.5 million and $258.2 million for the nine months ended September 30, 2007 and 2006, respectively, and are expected to approximate $360 million in 2007.

Planned construction additions for 2007 relate to DP&L’s environmental compliance program, power plant equipment and its transmission and distribution system.

Capital projects are subject to continuous review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards. For the remainder of 2007, 2008 and 2009, DPL, through its subsidiary DP&L, is projecting to spend an estimated $705 million in capital projects, approximately 40% of which are to meet changing environmental standards. In our Form 10-Q, as of June 30, 2007, we reported our estimated capital spending to be approximately $675 million. This increase is due primarily to increases in capital projects at DPL operated generating plants. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions in 2007 with a combination of cash on hand, short-term financing, tax-exempt debt and cash flows from operations.

Debt and Debt Covenants

DP&L is considering issuing in conjunction with the Ohio Air Quality Development Authority (OAQDA) another series of tax-exempt bonds to finance the remaining solid waste disposal facility costs at Miami Fort, Killen, Stuart and Conesville generating stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility. This new agreement has a five year term that expires on November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time. The facility contains one financial covenant: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00. This covenant is currently met. As of September 30, 2007, DP&L had no outstanding borrowings under this facility. Fees associated with this credit facility are approximately $0.2 million per year, however, changes in credit ratings may affect fees and the applicable interest rate. This revolving credit agreement also contains a $50 million letter of credit sublimit. As of September 30, 2007, DP&L had no outstanding letters of credit against the facility. DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.

Issuance of additional amounts of first mortgage bonds by DP&L is limited by the provisions of its mortgage. However, management believes that DP&L continues to have sufficient capacity to issue first mortgage bonds to satisfy its requirements in connection with its construction programs. The amounts and timing of future financings will depend upon market and other conditions, rate increases, levels of sales and construction plans.

During the second quarter of 2007, DPL entered into a short-term loan to DP&L for $105 million. DP&L paid down $15 million of this loan during the third quarter, leaving a current outstanding loan balance of $90 million. This short-term loan does not affect our debt covenants. There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries. None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

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

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At September 30, 2007, these include:

		Payment Year
$ in millions	Total	2007	2008-2009	2010-2011	Thereafter
DPL

Long-term debt	$1,550.0	$—	$275.0	$297.4	$977.6
Interest payments	1,026.4	23.9	170.7	144.0	687.8
Pension and postretirement payments	219.1	5.5	45.2	46.5	121.9
Capital lease	2.3	0.2	1.5	0.6	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	925.8	104.6	578.8	242.4	—
Limestone contracts (a)	57.7	0.6	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.9	41.9	—	—	—
Other contractual obligations	337.2	232.8	86.5	14.5	3.4
Total contractual obligations	$4,161.2	$409.9	$1,167.5	$756.4	$1,827.4

DP&L

Long-term debt	$783.2	$—	$—	$—	$783.2
Interest payments	542.6	9.8	78.3	78.3	376.2
Pension and postretirement payments	219.1	5.5	45.2	46.5	121.9
Capital lease	2.3	0.2	1.5	0.6	—
Operating leases	0.8	0.4	0.3	0.1	—
Coal contracts (a)	925.8	104.6	578.8	242.4	—
Limestone contracts (a)	57.7	0.6	9.5	10.9	36.7
Reserve for uncertain tax provisions	41.9	41.9	—	—	—
Other contractual obligations	337.2	232.8	86.5	14.5	3.4
Total contractual obligations	$2,910.6	$395.8	$800.1	$393.3	$1,321.4

(a)  DP&L-operated units

Long-term debt:

DPL’s long-term debt, as of September 30, 2007, consists of DP&L’s first mortgage bonds and tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt, as of September 30, 2007, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 8 of Notes to Condensed Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of September 30, 2007, DP&L had estimated future benefit payments as outlined in Note 6 of Notes to Condensed Consolidated Financial Statements. These estimated future benefit payments are projected through 2016.

Capital lease:

As of September 30, 2007, DP&L had a capital lease that expires in September 2010.

Operating leases:

As of September 30, 2007, DPL and DP&L had several operating leases with various terms and expiration dates. Not included in this total is approximately $88,000 per year related to right-of-way agreements that are assumed to have no definite expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants. Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into a contract to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  There was no significant impact to our overall results of operations, cash flows or financial position.  The total amount of unrecognized tax benefits as of the date of adoption was $36.8 million and we have recorded $3.5 million (net of tax) of accrued interest.  During 2007, we recorded an additional $1.6 million in accrued interest resulting in a total reserve for uncertain tax positions of $41.9 million as of September 30, 2007.  None of the unrecognized tax benefits are due to uncertainty in the timing of deductibility.

Other contractual obligations:

As of September 30, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments which may affect the liquidity of our operations. At September 30, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its $100 million revolving credit agreement with a $220 million five-year facility that expires on November 21, 2011. DP&L has the ability to increase the size of the facility by an additional $50 million at any time. At September 30, 2007, there were no outstanding borrowings under this facility.

Guarantees:

DP&L owns a 4.9% equity ownership interest in an electric generation company. As of September 30, 2007, DP&L could be responsible for the repayment of 4.9%, or $34.1 million, of a $695 million debt obligation that matures in 2026.

In two separate transactions in November and December 2006, DPL agreed to be a guarantor of the obligations of its wholly-owned subsidiary, DPLE, regarding the sale of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc. In both cases, DPL has agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2007	2008	2009	2010
Darby	$30.6	$23.0	$15.3	$7.7

Greenville	$14.8	$11.1	$7.4	$3.7

MARKET RISK

As a result of our operating, investing and financing activities, we are subject to certain market risks including changes in commodity prices for electricity, coal, environmental emissions and natural gas as well as fluctuations in interest rates. Commodity pricing exposure includes the impacts of weather, market demand, increased competition and other economic conditions. For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Pricing Risk

Approximately 12% of DPL’s and 22% of DP&L’s electric revenues for the nine months ended September 30, 2007 were from sales of excess energy and capacity in the wholesale market. Energy and capacity in excess of the needs of existing retail customers are sold on the wholesale market when we can identify opportunities with positive margins. As of September 30, 2007, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately a $12 million increase or decrease to annual net income, assuming no increases or decreases in fuel and purchased power costs. As of September 30, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $21 million increase or decrease to annual net income, assuming no increases or decreases in fuel and purchased power costs.

DPL’s fuel (including coal, natural gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in the nine months ended September 30, 2007 and 2006 were 54% and 49%, respectively. DP&L’s fuel (including coal, natural gas, oil and emission allowances) and purchased power costs as a percent of total operating costs were 55% and 52% in the nine months ended September 30, 2007 and 2006, respectively. We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2007 under contract. The majority of our contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustment and some are priced based on market indices. Substantially all contracts have features that limit price escalations in any given year. Our consumption of SO2 allowances should decline in 2007 due to planned emission control upgrades. We do not expect to purchase SO2 allowances for 2007. The consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion and the actual sulfur content of the coal burned. DP&L does not plan to purchase NOx allowances for 2007. Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix. Fuel costs are forecasted to be flat in 2007 compared to 2006.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of September 30, 2007, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $34 million decrease or increase to annual net income, assuming no increases or decreases in sales revenues. As of September 30, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $35 million decrease or increase to annual net income, assuming no increases or decreases in sales revenues.

Interest Rate Risk

As a result of our normal borrowing and leasing activities, our results are exposed to fluctuations in interest rates, which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. Our long-term debt represents publicly and privately held secured and unsecured notes and debentures with fixed interest rates. At September 30, 2007, we had no outstanding borrowings under our revolving credit facility.

The carrying value of DPL’s debt was $1,552.3 million at September 30, 2007, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital lease. The fair value of this debt was $1,564.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at September 30, 2007, are as follows:

	DPL’s Long-term Debt
Expected Maturity	Amount
Date	($ in millions)	Average Rate

2007	$ 0.2	6.5%
2008	100.7	6.3%
2009	175.8	8.0%
2010	0.6	6.9%
2011	297.4	6.9%
2012	—	—
Thereafter	977.6	5.6%
Total	$ 1,552.3	6.2%

Fair Value	$ 1,564.8

The carrying value of DP&L’s debt was $785.5 million at September 30, 2007, consisting of our first mortgage bonds, our tax-exempt pollution control bonds and our capital lease. The fair value of this debt was $777.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The principal cash repayments and related weighted average interest rates by maturity date for long-term, fixed-rate debt at September 30, 2007, are as follows:

	DP&L’s Long-term Debt
Expected Maturity	Amount
Date	($ in millions)	Average Rate

2007	$ 0.2	6.5%
2008	0.7	6.9%
2009	0.8	6.9%
2010	0.6	6.9%
2011	—	—
2012	—	—
Thereafter	783.2	5.0%
Total	$ 785.5	5.0%

Fair Value	$ 777.0

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of insurance and claims costs; valuation allowances for receivables and deferred income taxes; the valuation of reserves related to current litigation and assets and liabilities related to employee benefits. Actual results may differ from those estimates. Refer to our 2006 Annual Report filed on Form 10-K for a complete listing of our critical accounting policies and estimates.

Recently Issued Accounting Pronouncements

A discussion of recently issued accounting pronouncements is described in Note 1 of the Notes to the Condensed Consolidated Financial Statements and such discussion is incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

OPERATING STATISTICS

	DPL Inc.				DP&L (a)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006	2007	2006
Electric sales (millions in kWh)
Residential	1,505	1,432	4,276	3,939	1,505	1,432	4,276	3,939
Commercial	1,101	1,075	3,038	2,906	1,101	1,075	3,038	2,906
Industrial	1,139	1,169	3,233	3,254	1,139	1,169	3,233	3,254
Other retail	397	380	1,111	1,069	397	380	1,111	1,069
Total retail	4,142	4,056	11,658	11,168	4,142	4,056	11,658	11,168

Wholesale	967	1,149	2,645	2,649	967	1,149	2,645	2,649

Total	5,109	5,205	14,303	13,817	5,109	5,205	14,303	13,817

Operating revenues ($ in thousands)
Residential	$148,419	$137,317	$410,736	$369,412	$148,419	$137,317	$410,736	$369,412
Commercial	85,619	79,651	241,381	223,950	80,085	73,672	226,960	207,192
Industrial	64,525	64,147	185,014	181,639	34,720	35,214	101,244	98,586
Other retail	25,049	22,927	70,879	65,161	19,907	22,779	57,974	65,074
Other miscellaneous revenues	2,570	3,222	7,701	8,615	2,581	3,235	7,747	8,646
Total retail	$326,182	$307,264	$915,711	$848,777	$285,712	$272,217	$804,661	$748,910

Wholesale	52,892	61,762	139,995	129,704	94,025	97,438	253,032	231,469

RTO ancillary revenues	39,833	20,652	81,389	55,695	39,833	20,652	81,389	55,695

Other revenues, net of fuel costs	3,052	2,733	8,545	8,356	—	—	—	—

Total	$421,959	$392,411	$1,145,640	$1,042,532	$419,570	$390,307	$1,139,082	$1,036,074

Electric customers at end of period
Residential	455,801	456,134	455,801	456,134	455,801	456,134	455,801	456,134
Commercial	49,665	49,158	49,665	49,158	49,665	49,158	49,665	49,158
Industrial	1,813	1,828	1,813	1,828	1,813	1,828	1,813	1,828
Other	6,425	6,349	6,425	6,349	6,425	6,349	6,425	6,349

Total	513,704	513,469	513,704	513,469	513,704	513,469	513,704	513,469

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “Market Risk” section of Item 2.

Item 4.  Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  There was no change in our internal control over financial reporting during the most recently completed quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

PART II

Item 1 — Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2007, cannot be reasonably determined.

Certain legal proceedings in which we are involved are discussed in Part I, Item 1—Environmental Considerations, Item 1—Competition and Regulation, Item 3 and Note 15 to the Consolidated Financial Statements included therein of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  The following discussion is limited to recent developments concerning our legal proceedings and should be read in conjunction with the earlier report.

Environmental

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart Generating Station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the Station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, expert reports have been filed by both parties and depositions of experts are expected to occur in the fourth quarter of 2007.  Dispositive motions are to be filed in January 2008.  No trial date has been set.  DP&L is unable to determine the impact of this lawsuit, if any, on its overall results of operations, financial position or cash flows.

Item 1a — Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K and is incorporated herein by reference.  The Form 10-K may be obtained as discussed in section, ‘Website Access to Reports.’  If any of the listed events occur, our business, financial position or results of operation could be materially affected.  The following risk factors included in our 2006 Form 10-K for year ended December 31, 2006 have been updated as follows:

Reliance on Third Parties

We rely on many third party suppliers and contractors in our energy production, transmission and distribution functions including: the purchase and delivery of coal and other inventory; the construction of capital assets and waste disposal management associated with our production processes (such as bottom ash, fly ash and gypsum).  Unanticipated changes in our purchasing processes, supplier availability, supplier performance and pricing may affect our business and operating results.  In addition, we rely on others to provide professional services, such as, but not limited to, actuarial calculations, internal audit services, payroll processing and various consulting services.

Employees

Approximately 53% of our employees are under a collective bargaining agreement.  If we are unable to negotiate future collective bargaining agreements, we could experience work stoppages which may affect our business and operating results.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

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

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	October 31, 2007	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

	October 31, 2007	/s/ John J. Gillen
John J. Gillen Senior Vice President and Chief Financial Officer (principal financial officer)

	October 31, 2007	/s/ Frederick J. Boyle
Frederick J. Boyle Vice President and Chief Accounting Officer
(principal accounting officer)