Form 10-K
period 2007-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2008-02-22
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

	Large			Smaller
	Accelerated	Accelerated	Non-Accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

The aggregate market value of DPL Inc.’s common stock held by non-affiliates of DPL Inc. as of June 29, 2007 was approximately $3.2 billion based on a closing sale price of $28.34 on that date as reported on the New York Stock Exchange.  All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.  As of February 20, 2008, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value and Preferred Share Purchase Rights	113,600,669

The Dayton Power and Light Company	Common Stock	41,172,173

This combined Form 10-K is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of DPL’s definitive proxy statement for its 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

DPL Inc. and The Dayton Power and Light Company

Index to Annual Report on Form 10-K

Fiscal Year Ended December 31, 2007

PART I

Item 1 – Business

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 92% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

WEBSITE ACCESS TO REPORTS

DPL Inc. and DP&L file current, annual and quarterly reports, proxy statement and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.  Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

ORGANIZATION

DPL is a regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 – telephone (937) 224-6000.

DPL’s principal subsidiary is DP&L.  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial, and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 515,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy, LLC (DPLE), one of DPL’s wholly-owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic, manufacturing, and defense. DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s other significant subsidiaries (all of which are wholly-owned) include: DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), which is our captive insurance company that provides insurance to us and our subsidiaries.

DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly-owned and provides financing to DPL, DP&L, and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment – Electric.

Under the recently enacted Public Utility Holding Company Act of 2005, the Federal Energy Regulatory Commission (FERC) requires that utility holding companies comply with certain accounting, record retention and filing requirements.  DPL believes it is exempt from these requirements because DP&L’s operations are confined to a single state.  On January 31, 2006, DPL filed a FERC 65B Waiver Notification, with the FERC, requesting that the FERC approve DPL’s waiver and avoid FERC regulation.

DPL, DP&L, and its subsidiaries employed 1,562 persons as of January 31, 2008, of which 1,333 were full-time employees and 229 were part-time employees.  Approximately 54% of our employees are under a collective bargaining agreement.  During the third quarter of 2008, we will begin negotiation discussions with employees covered under our collective bargaining agreement which is set to expire in November 2008.  If the collective bargaining agreement expires before a new agreement is reached, we would attempt to persuade our employees to continue working while negotiations continue.  We believe that we maintain a satisfactory relationship with our employees; however, it is possible that the expiration of the collective bargaining agreement could result in labor disruptions affecting some or all of our operations.

SIGNIFICANT DEVELOPMENTS

Credit Rating Upgrades

Our rating agencies upgraded our corporate credit and debt ratings.  The following table outlines the rating of each company and the date of the upgrade:

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Stable	March 2007
Moody’s Investors Service	Baa2	A2	Stable	November 2007
Standard & Poor’s Corp.	BBB-	BBB+	Stable	February 2007

Long-Term Debt Redemption

On March 1, 2007, pursuant to the Company’s strategy of reducing its long-term debt, DPL redeemed the $225 million 8.25% Senior Notes when they became due.

Insurance Recovery Claim

On April 18, 2007, DPL and Associated Electric & Gas Insurance Services (AEGIS) mediated and reached a settlement regarding an insurance claim filed with AEGIS on January 13, 2006 to recoup legal fees associated with the three former executives in which AEGIS agreed to pay DPL $14.5 million for legal fees incurred by DPL and associated with this litigation. The settlement agreement was signed and executed on April 30, 2007 and the recovery was recorded by DPL as a reduction to operation and maintenance expense.

Peaking Unit Sales

On April 25, 2007, DPLE completed the sale of its Darby and Greenville electric peaking generation facilities, providing DPL with approximately $151 million in cash.  Darby Station was sold to Columbus Southern Power (CSP), a utility subsidiary of American Electric Power (AEP), for approximately $102 million in cash. Greenville Station was sold to Buckeye Power, Inc. for approximately $49 million in cash.

Executive Litigation Settlement

On May 21, 2007, we settled the litigation with the three former executives in exchange for our payment of $25 million. The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust for deferred compensation. As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of $31 million and $8.2 million, respectively. As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, restricted stock units (RSUs), MVE, Inc.(discontinued subsidiary of DPL) incentives, stock options and legal fees. See Note 15 of Notes to Consolidated Financial Statements.

FGD Project Implementation

Installation of flue gas desulfurization (FGD) equipment at the Killen Station was successfully completed in June 2007.  DP&L is in the process of installing the same FGD technology on the four units at Stuart Station.  The first Stuart Station unit was placed into service in early February 2008 with the remaining units to be commissioned prior to June 2008.

Transfer of Master Trust Assets to Pension

On October 26, 2007, the Board of Directors approved a resolution permitting the transfer of 925,000 shares of DPL Inc. common stock from the DP&L Master Trust to The Dayton Power and Light Company Retirement Income Plan Trust (Pension).  This transaction was completed on November 26, 2007, contributing shares of common stock with a fair value of $27.4 million to the Pension and resulting in a fully funded status at December 31, 2007.

Pollution Control Bonds

On November 15, 2007, the Ohio Air Quality Development Authority (OAQDA) issued $90 million of OAQDA Revenue Bonds 2007 Series A, due November 2040.  See Note 7 of Notes to Consolidated Financial Statements.

Increase in Dividends on DPL’s Common Stock

On February 1, 2007 and on December 13, 2007, our Board of Directors authorized dividend increases of approximately 4% and 6%, respectively, increasing our dividend per share from $1.00 per share to $1.10 per share.  The 4% increase to dividends, was paid in each quarter during 2007.  The 6% increase to dividends will be paid each quarter in 2008.

ELECTRIC SALES AND REVENUES

	DPL Inc.			DP&L (a)
	2007	2006	2005	2007	2006	2005
Electric Sales (millions in kWh)
Residential	5,535	5,218	5,520	5,535	5,218	5,520
Commercial	3,990	3,835	3,901	3,990	3,835	3,901
Industrial	4,241	4,286	4,332	4,241	4,286	4,332
Other retail	1,468	1,428	1,437	1,468	1,428	1,437
Total Retail	15,234	14,767	15,190	15,234	14,767	15,190

Wholesale	3,364	3,651	2,716	3,364	3,651	2,716

Total	18,598	18,418	17,906	18,598	18,418	17,906

Operating Revenues ($ in thousands)
Residential	$532,956	$490,514	$478,226	$532,956	$490,514	$478,226
Commercial	321,051	300,908	276,157	301,455	278,082	247,912
Industrial	244,260	240,450	220,453	132,359	130,119	126,506
Other retail	94,568	88,307	81,716	77,184	88,203	81,877
Other miscellaneous revenues	13,340	11,174	10,069	13,387	11,215	10,317
Total Retail	1,206,175	1,131,353	1,066,621	1,057,341	998,133	944,838

Wholesale	180,257	174,114	133,283	331,725	309,885	257,632

RTO ancillary revenues	118,386	77,231	74,419	118,386	77,231	74,419

Other revenues, net of fuel costs	10,911	10,821	10,586	—	—	—

Total	$1,515,729	$1,393,519	$1,284,909	$1,507,452	$1,385,249	$1,276,889

Electric Customers at End of Period
Residential	456,989	457,054	456,146	456,989	457,054	456,146
Commercial	49,875	49,284	48,853	49,875	49,284	48,853
Industrial	1,818	1,822	1,837	1,818	1,822	1,837
Other	6,443	6,349	6,304	6,443	6,349	6,304

Total	515,125	514,509	513,140	515,125	514,509	513,140

(a)  DP&L sells power to DPLER (a subsidiary of DPL).  These sales are classified as wholesale sales for DP&L and retail sales for DPL.  The kWh volumes contain all volumes distributed on the DP&L system which include the retail sales by DPLER.  The sales for resale volumes are omitted to avoid duplicate reporting.

ELECTRIC OPERATIONS AND FUEL SUPPLY

	2007 Summer Generating Capacity
(Amounts in MWs)	Coal Fired	Peaking Units	Total

DPL	2,850	919	3,769

DP&L	2,850	435	3,285

DPL’s present summer generating capacity, including peaking units, is approximately 3,769 MW.  Of this capacity, approximately 2,850 MW, or 76%, is derived from coal-fired steam generating stations and the balance of approximately 919 MW, or 24%, consists of combustion turbine and diesel peaking units.

DP&L’s present summer generating capacity, including peaking units, is approximately 3,285 MW.  Of this capacity, approximately 2,850 MW, or 87%, is derived from coal-fired steam generating stations and the balance of approximately 435 MW, or 13%, consists of combustion turbine and diesel peaking units.

Combustion turbine output is dependent on ambient conditions and is higher in the winter than in the summer.  Our all-time net peak load was 3,300 MW, occurring August 8, 2007.

Approximately 87% of the existing steam generating capacity is provided by certain units owned as tenants in common with Duke Energy-Ohio (or its subsidiaries The Cincinnati Gas & Electric Company (CG&E), or Union Heat, Light & Power) and AEP (or its subsidiary CSP).  As tenants in common, each company owns a specified undivided share of each of these units, is entitled to its share of capacity and energy output and has a capital and operating cost responsibility proportionate to its ownership share.  DP&L’s remaining steam generating capacity (approximately 365 MW) is derived from a generating station owned solely by DP&L.  Additionally, DP&L, CG&E and CSP own, as tenants in common, 884 circuit miles of 345,000-volt transmission lines.  DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2007, we generated 99% of our electric output from coal-fired units and 1% from oil and natural gas-fired units.

The following table sets forth DP&L’s and DPLE’s generating stations and, where indicated, those stations which DP&L owns as tenants in common.

				Approximate Summer
				MW Rating
Station	Ownership*	Operating Company	Location	DPL Portion	Total
Coal Units
Hutchings	W	DP&L	Miamisburg, OH	365	365
Killen	C	DP&L	Wrightsville, OH	402	615
Stuart	C	DP&L	Aberdeen, OH	836	2,388
Conesville-Unit 4	C	CSP	Conesville, OH	129	780
Beckjord-Unit 6	C	CG&E	New Richmond, OH	207	414
Miami Fort-Units 7 & 8	C	CG&E	North Bend, OH	360	1,000
East Bend-Unit 2	C	CG&E	Rabbit Hash, KY	186	600
Zimmer	C	CG&E	Moscow, OH	365	1,300

Combustion Turbines or Diesel
Hutchings	W	DP&L	Miamisburg, OH	23	23
Yankee Street	W	DP&L	Centerville, OH	107	107
Monument	W	DP&L	Dayton, OH	12	12
Tait Diesels	W	DP&L	Dayton, OH	10	10
Sidney	W	DP&L	Sidney, OH	12	12
Tait Units 1-3	W	DP&L	Moraine, OH	256	256
Killen	C	DP&L	Wrightsville, OH	12	18
Stuart	C	DP&L	Aberdeen, OH	3	10
Montpelier Units 1-4	W	DPLE	Montpelier, IN	192	192
Tait Units 4-7	W	DPLE	Moraine, OH	292	292
Total approximate summer generating capacity				3,769	8,394

*W = Wholly-Owned

  C = Commonly-Owned

We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2008 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.   Our sulfur dioxide (SO2) allowance consumption was reduced in 2007 due to the installation of emission control equipment at a portion of our generation facilities.  As a result of this reduction, we will have emission allowance inventory in excess of our needs which we plan to sell during 2008 and in future years.  We did not purchase SO2 allowances or nitrogen oxide (NOX) allowances during 2007, nor do we plan to purchase any in 2008.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on higher volume and price, fuel costs are forecasted to be 15% to 25% higher in 2008 compared to 2007.

The average cost of fuel used per kilowatt-hour (kWh) was as follows:

	Average Cost of Fuel Used (¢/kWh)

	2007	2006	2005

DPL	1.97	2.00	1.93

DP&L	1.91	1.94	1.84

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

Ohio law establishes the process for determining retail rates charged by public utilities.  Regulation of retail rates encompasses the timing of applications, the effective date of rate increases, the cost basis upon which the rates are based and other related matters.  Ohio law also established the Office of the Ohio Consumers’ Counsel (OCC), which has the authority to represent residential consumers in state and federal judicial and administrative rate proceedings.

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

COMPETITION AND REGULATION

Ohio Matters

Ohio Retail Rates

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.  DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to supply retail generation service to customers that do not choose an alternative supplier.  The PUCO maintains jurisdiction over DP&L’s delivery of electricity, standard service offer, and other retail electric services.

On October 31, 2007, the Ohio Senate passed Senate Bill 221.  The Ohio House of Representatives has assigned the bill to the committee and is taking testimony from interested parties.  In its current form, the bill states that the standard service offer in effect at the end of the utility’s rate plan will remain in effect until the utility files either an electric security plan or a market rate option.  Under the market rate option, the retail generation price will be set by a periodic competitive bid process after the utility demonstrates that there is effective competition in its service territory and that it can meet other market criteria set out in the proposed bill.  Under the electric security plan option, the PUCO will establish rules for filing an electric security plan which may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; the provision of standby and default service, operating, maintenance, or other costs including taxes.  Once an electric security plan is approved by the PUCO, the utility is required to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade or replace its electric distribution system.  The proposed bill establishes a goal that by 2025, twenty-five percent of the generation used to supply standard offer generation service in the state will come from advanced energy resources, which may include: sustainable resources, clean coal technology, advanced nuclear generation, fuel cells and co-generation of which half must be met through facilities located in Ohio.  Full compliance with the advanced energy standards may not be mandated if the price impact of compliance exceeds three percent.  The bill creates an advanced energy advisory committee and a federal energy advocate that will evaluate the costs and benefits associated with Regional Transmission Organizations (RTO) on behalf of the state.  It promotes construction of advanced energy projects by providing low interest loans and grants, promotes energy efficiency and requires a carbon control plan to be developed for each generating facility located in the state.  As the bill is not yet in final form, the outcome of this proceeding and its financial impact on the Company cannot be determined at this time.

On April 4, 2005, DP&L filed a request with the PUCO to implement a rate stabilization surcharge (RSS), effective January 1, 2006, to recover cost increases associated with environmental capital, related operation and maintenance costs and fuel expenses.  Subsequently, DP&L entered into a settlement agreement that extended DP&L’s rate stabilization period through December 31, 2010 and allowed for recovery of certain fuel and environmental investment costs through an environmental rider.  The PUCO adopted the settlement, but ruled that the environmental rider shall be by-passable by all customers who take service from alternate generation suppliers.  Consistent with the RSS Stipulation approved by the PUCO and prior orders, DP&L made a tariff filing that was approved by the PUCO in November 2006 to implement the environmental investment rider beginning January 1, 2007. The case was appealed to the Ohio Supreme Court by the OCC.  On September 5, 2007, the Ohio Supreme Court affirmed the PUCO’s approval of the settlement agreement but remanded one aspect of the order, that the RSS tariff should be part of the Company’s generation tariffs instead of distribution tariffs.  On December 6, 2007, DP&L filed to modify its tariffs accordingly and does not expect this change to impact future revenues.

Effective December 19, 2007, the PUCO issued a 90-day moratorium on the disconnection of electric and natural gas services to residential customers who meet low-income guidelines.  Under this regulation, DP&L, along with other Ohio electric and gas utilities, are prohibited from disconnecting residential customers for non-payment of utility bills for a 90-day period provided the customer agrees to enroll in the state’s low-income program or enter into other available payment plans. DP&L believes that the moratorium will not have a material impact on its results of operation, financial position or its cash flows.

Ohio Competitive Considerations and Proceedings

As of December 31, 2007, four unaffiliated marketers were registered as Competitive Retail Electric Service (CRES) providers in DP&L’s service territory.  While there has been some customer switching to date associated with unaffiliated marketers, it represented less than 0.15% of sales in 2007.  DPLER, an affiliated company, is also a registered CRES provider and accounted for 99.3% of the total kWh supplied by CRES providers within DP&L’s service territory in 2007.  In addition, several communities in DP&L’s service area have passed ordinances allowing the communities to become government aggregators for the purpose of offering alternative electric generation supplies to their citizens.  To date, none of these communities have aggregated their generation load.

DP&L agreed to implement a Voluntary Enrollment Program (VEP) that would provide customers with an option to choose a competitive supplier to provide their retail generation service should switching not reach 20% in each customer class.  The 20% threshold has never been reached.   Customers who elected to participate in the program were grouped together and collectively bid out to CRES providers.  Four rounds of bidding were conducted for the 2007 program resulting in no bids being received.  DP&L has completed its obligations under this program.

Other State Regulatory Proceedings

On August 28, 2006, the Staff of the PUCO issued a report relating to compliance with the Federal Energy Policy of 2005.  In that report the Staff makes recommendations to the Commission to implement new rules and procedures relating to net metering, customer generator interconnection, stand by power, time-of-use rates, and renewable energy portfolio standards.  DP&L, among others, filed comments and reply comments.  In 2007, the Commission held a series of technical conferences on automated meter infrastructure, interconnection, net metering, and standby power rates.  On December 21, 2007, DP&L filed a series of tariffs to comply with this rule making.  The potential cost associated with new regulations from these proceedings cannot be quantified at this time.

On April 3, 2007, the PUCO issued proposed revisions to the Commission’s minimum electric service and safety standards.  These rules govern a variety of utility operations such as maintenance programs, new construction, meter reading, and distribution circuit performance.  The proposed changes impact customer service requirements, reliability reporting and distribution inspection and maintenance programs, as well as increase the penalty the Commission may invoke if a utility is found to be in violation of these rules.  DP&L, among others, filed comments and reply comments.  DP&L may experience an increase in distribution operation and maintenance expense associated with the new rules.  We are unable to determine the potential financial impact of these changes at this time.

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

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities are required to join an RTO.  In October 2004, DP&L successfully integrated its 1,000 miles of high-voltage transmission into the PJM Interconnection, L.L.C. (PJM) RTO.  The role of the RTO is to administer an electric marketplace and ensure reliability of the transmission grid.  PJM ensures the reliability of the high-voltage electric power system serving 51 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.  PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the FERC.  On April 19, 2007, the FERC issued an order that modified the traditional method of allocating costs associated with new high voltage planned transmission facilities.  FERC ordered that the cost of new, high-voltage facilities be socialized across the PJM region.  The costs of the new facilities at lower voltages will continue to be assigned to the load centers that benefit from the new facilities.  In a companion order also issued on April 19, 2007, FERC did not change the existing allocation of costs associated with existing transmission facilities, upholding the existing PJM rate design.  On February 1, 2008, FERC issued an order on rehearing that upheld its original decision.  The overall impact of FERC’s orders cannot be definitively assessed at this time because not all new planned construction is likely to happen.  The additional costs allocated to the Company for new large transmission approved projects are expected to be immaterial in 2008 and 2009 but could rise to approximately $12 million or more annually by 2012.  As a result, on December 21, 2007, DP&L filed an application seeking PUCO authority to defer costs associated with these new high-voltage transmission projects for future recovery through retail rates.

As a member of PJM, the value of DP&L’s generation capacity is affected by changes in and the clearing results of the PJM capacity construct.  The construct utilizes a Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM.  PJM held its first RPM auction during April 2007 for the 2007/2008 planning year and held subsequent auctions during July and October 2007 and January 2008.  The results of these auctions have not had a material impact on our results of operations, financial position or cash flows.  The FERC decisions establishing RPM have been appealed by various entities to the Federal appeals court.  RPM remains in effect pending the outcome of the appeal.  DP&L has intervened and supports the FERC decisions.

In connection with DP&L and other utilities joining PJM, the FERC ordered utilities to eliminate certain charges to implement transitional payments, known as Seams Elimination Charge Adjustment (SECA), effective December 1, 2004 through March 31, 2006, subject to refund. Through this proceeding, DP&L was obligated to pay SECA charges to other utilities, but received a net benefit from these transitional payments.  The hearing was held in May 2006 and an initial decision was issued on August 10, 2006 that, if upheld by the FERC, would reduce the amount of SECA charges DP&L and other parties are permitted to recover.  DP&L, among others, has taken exception to the initial decision.  A final FERC order on this issue is still pending.  We have entered into a significant number of bi-lateral settlement agreements with certain parties to resolve the matter, which by design will be unaffected by the FERC’s decision to affirm, modify or reject the initial decision.  DP&L management believes that appropriate reserves have been established in the event that SECA collections not resolved by settlement are required to be refunded.  The ultimate outcome of the proceeding establishing SECA rates is uncertain at this time. However, based on the amount of reserves established for this item, the results of this proceeding are not expected to have a material adverse effect on DP&L’s results of operations.

On August 8, 2005, the Energy Policy Act of 2005 (the 2005 Act) was enacted.  This new law encompasses several areas including, but not limited to:  electric reliability, repeal of the Public Utility Holding Company Act of 1935, promotion of energy infrastructure and preservation of a diverse fuel supply for electricity generation and energy efficiency.  In response to the 2005 Act, the FERC issued a Notice of Proposed Rulemaking to amend its regulations to incorporate the criteria which an entity must satisfy in order to qualify to be an Electric Reliability

Organization (ERO).  Part of the ERO’s goals is to propose and enforce reliability standards subject to FERC approval.  The proposed rule also included related matters on delegating ERO authority, the creation of advisory bodies and reporting requirements.

In October 2006, the FERC also approved new mandatory reliability standards which become effective in 2007, with requirements applying to certain assets and activities of DPL, DP&L and DPLE.  FERC subsequently has promulgated some revisions and additional reliability standards, including cyber-security standards.  The new regulations include potential penalties for failure to comply with these standards.  DPL, DP&L and DPLE are currently assessing and modifying compliance documents and procedures as needed.  We are working with consultants, other utilities and other organizations to comply with the new mandatory standards and their compliance documentation requirements.

DP&L provides transmission and wholesale electric service to twelve municipal customers in its service territory, which in turn distribute electricity principally within their incorporated limits.  DP&L also maintains an interconnection agreement with one municipality that has the capability to generate a portion of its own energy requirements.   Approximately one percent of total electricity sales in 2007 represented sales to these municipalities.

On September 28, 2007, the Internal Revenue Service (IRS) published proposed regulations which would change the treatment of transactions involving the provision of insurance between members of a consolidated tax group.  If adopted, these regulations would affect the tax position previously held by Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance to us and our subsidiaries.  The IRS requested comments by December 27, 2007.  MVIC filed comments as part of a coalition formed for this purpose which included captive insurance companies and parent companies, captive insurance industry associations and insurance departments of numerous states which have captive insurance regulations.  These entities all oppose the IRS’ proposed regulations.  The IRS will review all comments received and may publish a final regulation in the same form, or may substantially change or abandon its proposed regulation.  Since we do not know what steps the IRS will take, we cannot predict the impact on DPL, DP&L or MVIC at this time.

ENVIRONMENTAL CONSIDERATIONS

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  The environmental issues that may impact us include:

•	The Federal Clean Air Act (CAA) and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions.

•

Litigation with the federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating plants required additional permitting or pollution control technology, and/or whether emissions from coal-fired generating plants cause or contribute to global climate changes.

•

Rules issued by the United States Environmental Protection Agency (USEPA) and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in SO2, mercury and NOX emissions.  DPL is installing (and has installed) emission control technology and is taking other measures to comply with required reductions.

•

The Federal Clean Water Act (FCWA), which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits. In July 2004, the USEPA adopted a new Clean Water Act rule to reduce the number of fish and other aquatic organisms killed by discharges from cooled power plants.

•

Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products, which the EPA has determined are not hazardous waste subject to the Resource Conservation and Recovery Act (RCRA).

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5) “Accounting for Contingencies,” as discussed in Note 1 of the Notes to Consolidated Financial Statements.   DPL, through its wholly-owned captive insurance subsidiary MVIC, has an actuarially calculated reserve for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

In addition to the requirements related to emissions of SO2, mercury, and NOX noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide (CO2).  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate carbon dioxide emissions from motor vehicles under the CAA.  Increased pressure for carbon dioxide emissions reduction also is coming from investor organizations and the international community.  Environmental advocacy groups are also focusing considerable attention on carbon dioxide emissions from power generation facilities and their potential role in climate change.  Although several bills have been introduced in Congress that would compel CO2 emission reductions, no bills have passed to date.  Future changes in environmental regulations governing these pollutants could make some of our electric generating units uneconomical to maintain or operate.  In addition, any legal obligation that would require extensive mitigation efforts and, in the case of CO2 legislation, would raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of carbon dioxide and other greenhouse gases on generation facilities, the cost to DPL and DP&L of such reductions could be material.

Environmental Regulation and Litigation Related to Air Quality

Regulation Proceedings – Air

In 1990, the federal government amended the CAA to further regulate air pollution.  Under the law, the USEPA sets limits on how much of a pollutant can be in the air anywhere in the United States.  The CAA allows individual states to have stronger pollution controls, but states are not allowed to have weaker pollution controls than those set for the whole country. The CAA has a material effect on our operations and such effects are detailed below with respect to certain programs under the CAA.

On October 27, 2003, the USEPA published final rules regarding the equipment replacement provision (ERP) of the routine maintenance, repair and replacement (RMRR) exclusion of the CAA.  Subsequently, on December 24, 2003, the United States Court of Appeals for the D.C. Circuit stayed the effective date of the rule pending its decision on the merits of the lawsuits filed by numerous states and environmental organizations challenging the final rules.  As a result of the stay, the Ohio EPA delayed its previously announced intent to adopt the RMRR rule.  On October 20, 2005, USEPA proposed to revise the emissions test for existing electric generating units.  At this time, we are unable to determine the impact of the ERP appeal or the outcome of the proposed emissions test.

In a regulation proceeding relating to the same issue decided by the U.S. Supreme Court in the Duke Energy case discussed below, the USEPA issued a proposed rule in October 2005 concerning the test for measuring whether modifications to electric generating units should trigger application of New Source Review (NSR) standards under the CAA.  The proposed rule seeks comments on two different hourly emissions test options as well as the USEPA’s current method of measuring previous actual emission levels to projected actual emission levels after the modification.  A third option that tests emissions increase based upon emissions per unit of energy output is also available for comment.  We cannot predict the outcome of this rulemaking or its impact on current environmental litigation.

On December 17, 2003, the USEPA proposed the Interstate Air Quality Rule (IAQR) designed to reduce and permanently cap SO2 and NOX emissions from electric utilities.  The proposed IAQR focused on states, including Ohio, whose power plant emissions are believed to be significantly contributing to fine particle and ozone pollution in other downwind states in the eastern United States.  On June 10, 2004, the USEPA issued a supplemental proposal to the IAQR, now renamed the Clean Air Interstate Rule (CAIR).  The final rules were signed on March 10, 2005 and were published on May 12, 2005.  On August 24, 2005, the USEPA proposed additional revisions to the CAIR and initiated reconsideration on one issue.  Although we cannot predict the outcome of the reconsideration proceedings, the petitions or the pending litigation, CAIR has had and will have a material effect on our operations.  Phase I CAIR requirements tend to promote decisions to install FGD equipment and continuous operation of the currently installed Selective Catalytic Reduction equipment.  In 2007, the Ohio EPA revised their State Implementation Plan (SIP) to incorporate a CAIR program consistent with the IAQR.  The Ohio EPA is awaiting approval from the USEPA.  Upon approval, the USEPA will distribute related CAIR NOX seasonal and annual emission allowances.  As a result, DP&L has installed FGD equipment at the Killen generating station and is proceeding with the installation of FGD equipment at the Stuart generating station.

On January 30, 2004, the USEPA published its proposal to restrict mercury and other air toxins from coal-fired and oil-fired utility plants.  The USEPA “de-listed” mercury as a hazardous air pollutant from coal-fired and oil-fired utility plants and, instead, proposed a cap-and-trade approach to regulate the total amount of mercury emissions allowed from such sources.  The final Clean Air Mercury Rule (CAMR) was signed March 15, 2005 and was published on May 18, 2005.  On March 29, 2005, nine states sued USEPA, opposing the cap-and-trade regulatory approach taken by USEPA.  In 2007, the Ohio EPA adopted rules implementing the CAMR program.    On February 8, 2008, the Court of Appeals struck down the USEPA regulations, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The order is subject to appeal to the U.S. Supreme Court which has a discretionary power to decide whether or not to hear an appeal.

Due to the ongoing uncertainties associated with an appeal that may be taken to the U.S. Supreme Court and the USEPA regulatory process if the D.C. Circuit’s ruling is not reversed, we cannot project the final costs we may incur to comply with any resulting mercury restriction regulations.

On July 15, 2003, the Ohio EPA submitted to the USEPA its recommendations for eight-hour ozone non-attainment boundaries for the metropolitan areas within Ohio.  On April 15, 2004, the USEPA issued its list of ozone non-attainment designations.  Since these initial designations, the Ohio EPA has recommended that nine areas designated non-attainment be designated as attainment.  Currently USEPA has redesignated eight of those areas as attainment for the eight-hour ozone national ambient air quality standards, including counties where DP&L owns and/or operates a number of facilities.  In redesignating these counties as attainment, the Ohio EPA submitted and USEPA approved amendments to the SIP that include maintenance plans for these areas.  In June 2007, the Ohio EPA submitted a plan to USEPA for attaining the eight-hour ozone standard for the Cincinnati-Hamilton area in which DP&L owns a number of facilities.  DP&L cannot determine the outcome of this redesignation effort at this time.

On January 5, 2005, the USEPA published its final non-attainment designations for the national ambient air quality standard for Fine Particulate Matter 2.5 (PM 2.5).  These designations included counties and partial counties in which DP&L operates and/or owns generating facilities.  On March 4, 2005, DP&L and other Ohio electric utilities and electric generators filed a petition for review in the D.C. Circuit Court of Appeals, challenging the final rule creating these designations.  On November 30, 2005, the court ordered USEPA to decide on all petitions for reconsideration by January 20, 2006.  On January 20, 2006, USEPA denied the petitions for reconsideration.  The court ordered a briefing schedule with final briefs due in July 2008 and oral arguments to be scheduled for fall 2008.  The Ohio EPA must submit regulations to attain and maintain compliance with the PM 2.5 national ambient air quality standard in April 2008.  DP&L cannot determine the outcome of the petition for review or the effect such Ohio EPA regulations will have on its operations.

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

Sierra Club Litigation

On April 2, 2007, the U.S. Supreme Court unanimously overturned the rulings of two lower courts and concluded that the CAA’s NSR requirements are triggered when a major physical or operational change at a facility results in an increase in the facility’s annual emissions (Environmental Defense et al. v. Duke Energy Corp. et al.).  The outcome of this case is significant to DP&L because it eliminates one of DP&L’s major arguments in the lawsuit filed against it by the Sierra Club.  The Court decided that an annual rate of emissions could be used to determine if major modifications have been made to a plant as opposed to an hourly emission rate as Duke had argued.  Using the annual rate makes it more likely that most plant modifications will be found to be “major” modifications, thus requiring EPA permits.  DP&L can still defend against the allegations of NSR violations if it can establish that the activities at issue did not cause total annual emissions to increase or that the projects that resulted in increased emissions were undertaken for routine maintenance, repair and replacement activities.

In September 2004, the Sierra Club filed a lawsuit against us and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA, including issues similar to those presented in the Duke Energy case and other issues relating to alleged violations of opacity limitations.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports were filed at various times from May through September 2007.  On February 14, 2008, upon the request of the Sierra Club, DP&L and the other owners of the Stuart generating station, the Court approved another sixty day stay of proceedings to permit the parties the opportunity to determine if a settlement of the case could be reached.  Settlement negotiations are ongoing.

Litigation Involving Co-Owned Plants

In March 2000, as amended in June 2004, the United States Department of Justice filed a complaint in an Indiana federal court against Cinergy Corp. (now part of Duke Energy) and two Cinergy subsidiaries for alleged violations of the CAA at various generation units operated by PSI Energy, Inc. and CG&E, including generation units co-owned by DP&L (Beckjord Unit 6 and Miami Fort Unit 7).  The defense is being led by Duke Energy and a trial is currently scheduled to begin later in 2008.

In November 2004, the State of New York and seven other states filed suit against AEP and various subsidiaries, alleging various CAA violations at a number of AEP electric generating facilities, including Conesville Unit 4 co-owned by CG&E, DP&L and CSP.  AEP settled this case on October 9, 2007 and DP&L will be required to pay approximately $0.5 million for its partial ownership of Conesville Unit 4.

In November 2004, various residents of the Village of Moscow, Ohio sued CG&E, as the operator of Zimmer generating station (co-owned by CG&E, DP&L and CSP), for alleged violations of the CAA and air pollution nuisances.  CG&E, on behalf of all co-owners, is leading the defense of this matter.

Notices of Violation Involving Co-Owned Plants

In June 2000, the USEPA issued a Notice of Violation (NOV) to DP&L-operated Stuart generating station (co-owned by DP&L, CG&E, and CSP) for alleged violations of the CAA.  The NOV contained allegations consistent with NOVs and complaints that the USEPA had recently brought against numerous other coal-fired utilities in the Midwest.  The NOV indicated the USEPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.  To date, neither action has been taken.

In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by CG&E (Beckjord Unit 6) and CSP (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  Numerous northeast states have filed complaints or have indicated that they will be joining the USEPA’s action against CG&E and CSP.  DP&L was not identified in the NOVs, civil complaints or state actions.

In December 2007, the Ohio EPA issued a NOV to DP&L-operated Killen generating station (co-owned by DP&L and CG&E) for alleged violations of the CAA.  The NOVs alleged deficiencies in the continuous monitoring of opacity.  A compliance plan has been submitted to the Ohio EPA.  To date, no further actions have been taken by the Ohio EPA.

Other Issues Involving Co-Owned Plants

In 2006, DP&L detected a malfunction with its emission monitoring system at DP&L-operated Killen generating station (co-owned by DP&L and CG&E) and ultimately determined its SO2 and NOx emissions data were under reported.  DP&L has petitioned the USEPA to accept an alternative methodology for calculating actual emissions for 2005 and the first quarter 2006.  DP&L has sufficient allowances in its general account to cover the understatement and is working with the USEPA to resolve the matter.  Management does not believe the ultimate resolution of this matter will have a material impact on results of operations, financial position or cash flows.

Notices of Violation Involving Wholly-Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the O.H. Hutchings Station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA and Ohio EPA and DP&L has provided data to those agencies regarding its maintenance expenses and operating results.  DP&L is unable to determine whether any additional actions will take place with respect to this matter.

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

On May 4, 2004, the Ohio EPA issued a final National Pollutant Discharge Elimination System permit (Permit) for J.M. Stuart Station that continued our authority to discharge water from the station into the Ohio River.  During the three-year term of the Permit, we conducted a thermal discharge study to evaluate the technical feasibility and economic reasonableness of water cooling methods other than cooling towers.  In December 2006, we submitted an application for the renewal of the Permit that was due to expire on June 30, 2007.  In July 2007 we received a draft permit proposing to continue our authority to discharge water from the station into the Ohio River.  On February 5, 2008 we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule as part of the final Permit, that requires us to implement one of two diffuser options for the discharge of water from the station into the Ohio River as identified in the thermal discharge study.   The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata share would be approximately $11.5 million.  We have not seen the compliance schedule and cannot predict the final outcome of this issue on future operations.

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

In November 2007, a PRP group contacted DP&L seeking our financial participation in a settlement that the group had reached with the federal government with respect to the clean-up of an industrial site once owned by Carolina Transformer, Inc.  DP&L’s business records clearly show we did not conduct business with Carolina Transformer that would require our participation in any clean-up of the site.  DP&L has declined to participate in the clean-up of this site.

In August 2006, Ohio EPA issued draft rules for interested party comment related to the disposal of industrial waste.  DP&L, through the Ohio Electric Utility Institute submitted comments on the draft rules.  DP&L cannot predict the impact of the draft rules on future operations.

Capital Expenditures for Environmental Matters

DPL’s construction additions were approximately $347 million, $352 million and $180 million in 2007, 2006 and 2005, respectively, and are expected to approximate $205 million for 2008.  DP&L’s construction additions were approximately $344 million, $349 million and $178 million in 2007, 2006 and 2005, respectively.  Planned construction additions of DP&L for 2008 are expected to approximate $203 million and relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.  All environmental additions made during the past three years pertain to DP&L and approximate $206 million, $246 million and $90 million in 2007, 2006 and 2005, respectively.

Item 1a – Risk Factors

This annual report and other documents that we file with the SEC and other regulatory agencies, as well as other oral or written statements we may make from time to time, contain information based on management’s beliefs and include forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that involve a number of known and unknown risks, uncertainties and assumptions. These forward-looking statements are not guarantees of future performance and there are a number of factors including, but not limited to, those listed below, which could cause actual outcomes and results to differ materially from the results contemplated by such forward-looking statements. We do not undertake any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.

The following is a listing of risk factors that DPL and DP&L consider to be the most significant to your decision to invest in our stock.  If any of these events occur, our business, results of operations, financial position or cash flows could be materially affected.

Regulatory Environment

We operate in a rapidly changing industry with evolving industry standards and regulations.  In recent years a number of federal and state developments aimed at promoting competition triggered industry restructuring.  Regulatory factors, such as changes in the policies and procedures that set rates; changes in tax laws, tax rates and environmental laws and regulations; changes in DP&L’s ability to recover expenditures for environmental compliance, fuel and purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases could affect our results of operations, financial condition or cash flows.  Additionally, financial or regulatory accounting principles or policies imposed by governing bodies can increase our operational, monitoring and information technology costs affecting our results of operations and financial condition.

Before 2001, electric utilities provided electric generation, transmission and distribution services as a single product to retail customers at prices set by the PUCO.  In 1999, Ohio enacted legislation that partially deregulated utility service, effective January 1, 2001, making retail generation service a competitive service.  Customers may choose to take generation service from CRES providers that register with the PUCO but are otherwise unregulated.  In connection with this deregulation of the electric industry in Ohio, electric utilities have had to restructure their service and their rates to accommodate competition.

Many of the requirements of the Ohio deregulation law were premised on the assumption that the wholesale generation market and, in turn, the retail generation market, would fully develop by the end of 2005, and that the price for generation for even those customers who choose to continue to purchase the service from the regulated utility would be set purely by the market.  That did not occur.  As a result, the PUCO and the utilities, including DP&L, have worked out plans to provide market-based pricing for generation service, but also to stabilize those rates for several years.  What DP&L may propose and what the PUCO will approve in the future regarding pricing and cost recovery will depend on the degree to which the wholesale and retail electric generation markets have developed and the final outcome of the pending energy legislation in Ohio.

On September 25, 2007, Senate Bill 221 was introduced in the Ohio Legislature.  The bill codifies, in draft form, the governor’s proposed energy policy.  The bill was passed by the Senate on October 31, 2007.  The Ohio House of Representatives has assigned the bill to committee and is taking testimony from interested parties.  As the bill is not yet in final form, the outcome of this proceeding and its financial impact on the Company cannot be determined at this time.

Customer Switching

Changes in our customer base, including government aggregation, could lead to the entrance of competitors in our marketplace, affecting our results of operations, financial condition or cash flows.  Although retail generation service has been a competitive service since January 1, 2001, the competitive generation market has not developed in DP&L’s service territory to any significant degree.  The following are factors that could result in increased switching by customers to CRES providers in the future:

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

•                  CRES Supplier Initiatives

Customers can elect to take generation service from a CRES provider offering services to customers in DP&L’s service territory.  As of December 31, 2007, five CRES providers have been certified by the PUCO to provide generation service to DP&L customers.  One of those five, DPL Energy Resources, Inc. (DPLER), is a wholly-owned affiliate of DPL.  Although DPLER supplied 99.3% of the total kWh consumed by customers served by CRES providers in DP&L’s service territory in 2007, at the end of 2007 there was a slight increase in the non-residential customers served by unaffiliated CRES providers.  There has been no residential customer switching to date.  Depending on the development of the wholesale market and the level of wholesale prices, CRES providers could become more active in DP&L’s service territory and may begin to offer prices lower than DP&L’s standard offer.  This could result in more switching by DP&L’s customers and a further loss of revenues by DP&L.

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

Risks Associated With Our Pre-determined Rates

DP&L has provided service at rates governed by the PUCO-approved transition, market development and rate stabilization plans.  Those rates have included a statutorily-required 5% rate reduction in the generation component of its residential rates, a further 2.5% reduction to the residential generation rate through 2008, fixed generation rates through December 31, 2010, and frozen distribution rates through December 31, 2008.  The protection afforded by retail fuel clause recovery mechanisms was eliminated effective January 1, 2001 by the implementation of customer choice in Ohio.  Likewise, through the RSS Stipulation, DP&L extended its commitment to maintain pre-determined rates for generation through December 31, 2010, and in exchange is permitted to charge two new rate riders to offset increases in fuel and environmental costs.  Beginning January 1, 2006, a RSS was implemented that recovered approximately $65 million additional revenue in 2006, net of customer discounts.  The EIR could result in approximately $35 million additional revenue each year, net of customer discounts and assuming insignificant levels of customer switching.  The PUCO ruled this rider will be bypassable by all customers who take service from alternative generation suppliers.  Accordingly, the rates DP&L is allowed to charge may or may not match its expenses at any given time.  Therefore, during this period (or possibly earlier by order of the PUCO), while DP&L will be subject to prevailing market prices for electricity, it would not necessarily be able to charge rates that produce timely or full recovery of its expenses.  DP&L has historically maintained its rates at consistent levels since 1994, when the final phase of DP&L’s last traditional rate case was implemented.  However, as DP&L operates under its PUCO-approved RSS Stipulation, there can be no assurance that DP&L would be able to timely or fully recover unanticipated levels of expenses, including but not limited to those relating to fuel, coal and purchased power, compliance with environmental regulation, reliability initiatives and capital expenditures for the maintenance or repair of its plants or other properties.

Commodity Prices

The supply and price of fuel and other commodities may impact our financial results.  We are dependent on coal for much of our electrical generating capacity.  Price fluctuations and fuel supply disruptions could have a negative impact on our ability to profitably generate electricity.  The price for most solid fuels generally has been increasing.  Management has responded to increases in the price of coal by entering into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not able to hedge against price volatility, our results of operations, financial position or cash flows could be negatively affected.  We have contracts of varying durations for the supply of coal for most of our existing generation capacity, but as these contracts end or otherwise are not honored, we may not be able to purchase coal on favorable terms.  If we are unable to secure adequate coal supplies in a timely manner, either due to the failure of our suppliers to deliver the contracted commodity or the inability to secure additional quantities, our results of operations, financial condition or cash flows may be adversely impacted.

Regional Transmission Organizational Risks

On October 1, 2004, in compliance with Ohio law, DP&L turned over control of its transmission functions and fully integrated into PJM.  The price at which DPL and DP&L can sell its generation capacity and energy is now more dependent upon the overall operation of the PJM market.  While DP&L can continue to make bi-lateral transactions to sell its generation through a willing-buyer and willing-seller relationship, any transactions that are not pre-arranged are subject to market conditions at PJM.  The rules governing the various regional power markets also change from time to time which could affect DP&L’s costs and revenues.  DP&L incurs fees and costs to participate in the RTO.  We may be limited with respect to the price at which power may be sold from certain generating units and we may be required to expand our transmission system according to decisions made by the RTO rather than our internal planning process.  While RTO transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place at FERC may cause transmission rates to change from time to time.  In addition, developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights may have a financial impact on DP&L.  Likewise, in December 2006, FERC approved PJM’s RPM.  RPM became effective in 2007 and provides forward and locational pricing for generation capacity.  The financial impact of RPM on DP&L will depend on a variety of factors, including the market behavior of various participants.  The RPM auctions have been held for the 2007/2008 through 2010/2011 delivery years.  At this time, these auction results are expected to have no material financial impact to DPL.  Because the RTO market rules are continuing to evolve, we cannot fully assess the impact that these power markets or other ongoing RTO developments may have on DP&L.

As a member of PJM, DP&L and DPLE are subject to certain additional risks including those associated with the allocation among PJM members of losses caused by unreimbursed defaults of other participants in PJM markets and those associated with complaint cases filed against PJM that may seek refunds of revenues previously earned by PJM members including DP&L and DPLE.

PJM Infrastructure Risks

Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory.  PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions.  On April 19, 2007, the FERC issued an order that modified the traditional method of allocating costs associated with new high voltage planned transmission facilities.  FERC ordered that the cost of new high-voltage facilities be socialized across the PJM region.  The costs of the new facilities at lower voltages will continue to be assigned to the load centers that benefit from the new facilities.  In a companion order also issued on April 19, 2007, FERC did not change the existing allocation of costs associated with existing transmission facilities, upholding the existing PJM rate design.  The overall impact of FERC’s orders cannot be definitively assessed at this time because not all new planned construction is likely to happen.  The additional costs allocated to the Company for new large transmission approved projects are expected to be immaterial in 2008 and 2009 but could rise to approximately $12 million or more annually by 2012.  As a result, DP&L filed an application seeking PUCO authority to defer costs associated with these new high-voltage transmission projects for future recovery through retail rates.

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

Historically, some of our coal suppliers have not performed their contracts as promised and have failed to timely deliver all coal as specified under their contracts. Such failure could significantly reduce DP&L’s inventory of coal and may cause DP&L to purchase higher priced coal on the spot market. When the failure is for a short period of time, DP&L can absorb the irregularity due to existing inventory levels. If we are required to purchase coal on the spot market, it may affect our cost of operations.

DP&L is a co-owner in certain generation facilities where it is a non-operating partner. DP&L does not procure the fuel for these facilities. Partner operated facilities do not always have realized coal costs that are equal to our co-owners’ projections.

Greenhouse Gas Emissions and Climate Change

Recently we have seen a growing interest in considering legislation or regulation in response to greenhouse gases generated by numerous sources, vehicles, manufacturing and the electric utility industry. Although, DPL, DP&L and its subsidiaries have operated facilities in compliance with state and federal environmental laws and regulations and are currently engaged in significant capital improvements of four units at the Stuart generating station for the reduction of SO2, Congress or the State of Ohio could approve legislation or regulations that in the long term may impact operations of the units we and our partners manage or increase the cost for us to do so.

Greenhouse gas (GHG) emissions, consisting primarily of carbon dioxide emissions, are presently unregulated. Numerous bills have been introduced in Congress to regulate GHG emissions, but to date none have been passed. Future regulation of GHG emissions is uncertain. However, such regulation would be expected to impose costs on our operations. Such costs could include measures as advanced by various constituencies, including a carbon tax; investments in energy efficiency; installation of CO2 emissions control technology, to the extent such technology exists; purchase of emission allowances, should a trading mechanism be developed; or the use of higher-cost, lower CO2 emitting fuels. Costs of compliance with these proposed environmental regulations could adversely affect our results of operations and financial position, especially if emission and/or discharge limits are tightened, more extensive permitting requirements are imposed, additional substances become regulated and the number and types of assets we operate increase. All of our estimates are subject to significant uncertainties about the outcome of several interrelated assumptions and variables, including timing of implementation, required levels of reductions, allocation requirements of the new rules and our selected compliance alternatives. As a result, we cannot estimate our compliance cost with certainty. The actual cost to comply could differ materially from the estimates. We will continue to evaluate investments in energy efficiency that reduce our GHG emissions.

Environmental Compliance

Our facilities (both wholly-owned and co-owned with others) are subject to continuing federal and state environmental laws and regulations. We own a non-controlling, minority interest in several generating stations operated by CG&E or its affiliate, Union Heat, Light & Power, and CSP. Either or both of these parties are likely to take steps to ensure that these stations remain in compliance with applicable environmental laws and regulations. As a non-controlling owner in these generating stations, we will be responsible for our pro rata share of these expenditures based upon our ownership interest.

Flue Gas Desulfurization Project

We have constructed or are currently constructing flue gas desulfurization (FGD) facilities at four units located at our J. M. Stuart electric generating station. Construction of the FGD facilities at each unit was completed or is scheduled to be completed in 2008. We are also co-owners of electric generating stations operated by other investor-owned utilities, who are in various stages of constructing FGD facilities at these stations. Significant construction delays could adversely affect our ability to operate or may substantially increase our cost to operate these electric generating stations under federal environmental laws and regulations that become effective in 2010. For those electric generating stations where we are co-owners but do not operate, significant construction delays may substantially increase our pro rata share of the cost to operate those facilities beginning in 2010.

Our Stock Price May Fluctuate

The market price of DPL’s common stock has fluctuated over a wide range. In addition, the stock market in recent years has experienced significant price and volume variations that have often been unrelated to our operating performance. Over the past three years, the market price of our common stock has fluctuated with a low of $24.08 and a high of $31.91. The market price of our common stock may continue to fluctuate in the future and may be affected adversely by factors such as actual or anticipated changes in our operating results, acquisition activity, changes in financial estimates by securities analysts, general market conditions, rumors and other factors.

Economic Conditions

Economic pressures, as well as changing market conditions and other factors related to physical energy and financial trading activities, which include price, credit, liquidity, volatility, capacity, transmission and interest rates can have a significant effect on our operations and the operations of our retail, industrial and commercial customers.

DPL and DP&L’s results of operations may be negatively affected by sustained downturns or a sluggish economy, all of which are beyond our control. Sustained downturns or a sluggish economy generally affect the markets in which DP&L operates and negatively influences DP&L’s energy operations. A falling, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. Our commercial and industrial customers use our energy in the production of their products. During economic downturns, these customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require for production.

Credit Crisis

The current global credit crisis may adversely affect our business and financial results. During 2007, higher interest rates, falling property prices and a significant increase in the number of sub-prime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007. The anticipated future delinquencies among high-risk, or sub-prime, borrowers in the United States is expected to continue in the foreseeable future. The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities, sales of collateralized debt obligations (CDOs) and the creation of structured investment vehicles (SIVs), as well as the unclear impact on large banks of mortgage-backed securities, CDOs and SIVs, caused banks to reduce their loans to each other or make them at higher interest rates. Similarly, the ability of corporations to obtain funds through the issuance of debt was negatively impacted. We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms or at all could negatively affect our business.

On November 14th, 2007 the OAQDA issued $90 million of collateralized, variable rate revenue bonds, 2007 Series A due November 1, 2040 (the Series A Revenue Bonds). In turn, DP&L borrowed these funds from the OAQDA. The Series A Revenue Bonds are auction rate bonds. Every 35 days, the bonds are offered for sale to the market. The auction process sets the interest rate for the upcoming holding period by selling the bonds to the purchasers who bid to purchase the bonds at the lowest interest rate.  A credit enhancement feature of the Series A Revenue Bonds is the insurance policy issued by Financial Guaranty Insurance Company (FGIC), which insures principal and interest payments on the Series A Revenue Bonds when such payments are due.  FGIC’s credit rating was recently downgraded by Fitch Ratings and Standard & Poor’s from AAA to AA, and by Moody’s from Aaa to A3. The current credit crisis and economic conditions, along with FGIC’s recent credit rating downgrades, has resulted in fewer investors participating in the auction process for the Series A Revenue Bonds, which has resulted in increased interest rates on the Series A Revenue Bonds.

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

Regulatory Uncertainties and Litigation

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. Additionally, we are subject to diverse and complex laws and regulations, including those relating to corporate governance, public disclosure and reporting, and taxation, which are rapidly changing and subject to additional changes in the future. As further described in Item 3 - “Legal Proceedings,” we are also currently involved in various pieces of litigation in which the outcome is uncertain. Compliance with these rapid changes may substantially increase costs to our organization and could affect our future operating results.

Warrant Exercise

DPL’s warrant holders could exercise their warrants to purchase 31.6 million shares of common stock at their discretion until March 12, 2012. As a result, DPL could be required to issue up to 31.6 million common shares in exchange for the receipt of the exercise price of $21.00 per share or pursuant to a cashless exercise process. The exercise of all warrants would have a dilutive effect on us and would increase the number of common shares outstanding and increase our common share of dividend costs, thus affecting any existing guidance on EPS and our cash flows.

Internal Controls

Our internal controls, accounting policies and practices, and internal information systems are designed to enable us to capture and process transactions in a timely and accurate manner in compliance with generally accepted accounting principles (GAAP) in the United States of America, laws and regulations, taxation requirements and federal securities laws and regulations. We implemented corporate governance, internal control and accounting rules issued in connection with the Sarbanes-Oxley Act of 2002 (the “Act”). Our internal controls and policies have been and continue to be closely monitored by management and our Board of Directors to ensure continued compliance with Section 404 of the Act. While we believe these controls, policies, practices and systems are adequate to verify data integrity, unanticipated and unauthorized actions of employees, temporary lapses in internal controls due to shortfalls in oversight or resource constraints could lead to improprieties and undetected errors that could impact our results of operations, financial condition or cash flows.

Collective Bargaining Agreements

Approximately 54% of our employees are under a collective bargaining agreement. During the third quarter of 2008, we will begin negotiation discussions with employees covered under our collective bargaining agreement which is set to expire in November 2008. If the collective bargaining agreement expires before a new agreement is reached, we would attempt to persuade our employees to continue working while negotiations continue. We believe that we maintain a satisfactory relationship with our employees, however, it is possible that the expiration of the collective bargaining agreement could result in labor disruptions affecting some or all of our operations. We recognize the impact that any resulting labor stoppages could have on our customers and have begun contingency planning if the collective bargaining agreement expires before a new one is reached. A lengthy strike by our employees would have an adverse effect on our operations and financial condition.

Cyber Security and Terrorism

Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results. We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure. Despite our implementation of security measures, all of our technology systems are vulnerable to disability or failures due to hacking, viruses, acts of war or terrorism, and other causes. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could have a material adverse effect on our business, operating results, and financial condition. In addition, our generation plants, fuel storage facilities, transmission and distribution facilities may be targets of terrorist activities that could disrupt our ability to produce or distribute some portion of our energy products. Any such disruption could result in a material decrease in revenues and significant additional costs to repair and insure our assets, which could have a material adverse effect on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition.

Item 1b – Unresolved Staff Comments

None

Item 2 – Properties

Information relating to our properties is contained in Item 1 – ELECTRIC OPERATIONS AND FUEL SUPPLY and Note 4 of Notes to Consolidated Financial Statements.

Substantially all property and plants of DP&L are subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage, dated as of October 1, 1935 with the Bank of New York, as Trustee (Mortgage).

Item 3 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our consolidated financial statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2007, cannot be reasonably determined.

Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives in exchange for our payment of $25 million.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, restricted stock units (RSUs), MVE, Inc. (discontinued subsidiary of DPL) incentives, stock options, and legal fees. See Note 15 of Notes to Consolidated Financial Statements.

Insurance Recovery Claim

On April 18, 2007, DPL and Associated Electric & Gas Insurance Services (AEGIS) mediated and reached a settlement regarding an insurance claim filed with AEGIS on January 13, 2006 to recoup legal fees associated with the three former executives in which AEGIS agreed to pay DPL $14.5 million for legal fees incurred by DPL and associated with this litigation. The settlement agreement was signed and executed on April 30, 2007 and the recovery was recorded by DPL as a reduction to the operation and maintenance expense.

On May 16, 2007, DPL filed a similar claim with Energy Insurance Mutual (EIM), to recoup additional legal expenses associated with our litigation against the former executives. That claim is pending.

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

We are also under audit review by various state agencies for tax years 2002 through 2006.  We have also filed an appeal to the Ohio Board of Tax Appeals for tax years 1998 through 2001.  Depending upon the outcome of these audits and the appeal, we may be required to increase our tax provision if actual amounts ultimately determined exceed recorded reserves.  We believe we have adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

Environmental

On April 2, 2007, the U.S. Supreme Court unanimously overturned the rulings of two lower courts and concluded that the CAA’s New Source Review (NSR) requirements are triggered when a major physical or operational change at a facility results in an increase in the facility’s annual emissions (Environmental Defense et al. v. Duke Energy Corp. et al.). The outcome of this case is significant to DP&L because it eliminates one of DP&L’s major arguments in the lawsuit filed against it by the Sierra Club. The Court decided that an annual rate of emissions could be used to determine if major modifications have been made to a plant as opposed to an hourly emission rate as Duke had argued. Using the annual rate makes it more likely that most plant modifications will be found to be “major” modifications, thus requiring EPA permits. DP&L can still defend against the allegations of NSR violations if it can establish that the activities at issue did not cause total annual emissions to increase or that the projects that resulted in increased emissions were undertaken for routine maintenance, repair, and replacement activities.

In September 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA, including issues similar to those presented in the Duke Energy case and other issues relating to alleged violations of opacity limitations. DP&L, on behalf of all co-owners, is leading the defense of this matter. A sizable amount of discovery has taken place and expert reports were filed at various times from May through September, 2007. On February 14, 2008, upon the request of the Sierra Club, DP&L and the other owners of the Stuart generating station, the Court approved another sixty day stay of proceedings to permit the parties the opportunity to determine if a settlement of the case could be reached. Settlement negotiations are ongoing.

Additional information relating to legal proceedings involving DPL and DP&L is contained in Item 1 – ENVIRONMENTAL CONSIDERATIONS, Item 1 – COMPETITION AND REGULATION, and Item 8 – Note 18 of Notes to Consolidated Financial Statements.

Item 4 - Submission of Matters to a Vote of Security Holders

NONE

PART II

Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of December 31, 2007, there were 22,771 holders of record of DPL common equity, excluding individual participants in security position listings. The following table presents the high and low per share sales prices for DPL common stock as reported by the New York Stock Exchange for each quarter of 2007 and 2006:

	2007		2006
	High	Low	High	Low
First Quarter	$31.44	$27.56	$27.58	$25.11
Second Quarter	$31.91	$28.08	$27.82	$26.25
Third Quarter	$29.36	$26.04	$27.93	$26.74
Fourth Quarter	$30.83	$26.05	$28.72	$27.16

DP&L’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

As long as DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its common stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1.2 million. As of December 31, 2007, all earnings reinvested in the business of DP&L were available for DP&L common stock dividends. We expect all 2007 earnings reinvested in the business of DP&L to be available for DP&L common stock dividends, payable to DPL.

On February 1, 2007, our Board of Directors authorized a 4% dividend increase on DPL’s common stock, raising the annual dividend on common shares from $1.00 per share to $1.04 per share. These dividends were paid in each quarter during 2007.

On December 13, 2007, our Board of Directors authorized a 6% dividend increase on DPL’s common stock, raising the annual dividend on common shares from $1.04 per share to $1.10 per share. These dividends will be paid in each quarter during 2008.

Additional information concerning dividends paid on DPL common stock is set forth under Selected Quarterly Information in Item 8 – Financial Statements and Supplementary Data.

Information regarding our equity compensation plans as of December 31, 2007 is disclosed in Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which incorporates such information by reference to our proxy statement for the 2008 Annual Meeting of Shareholders.

The graph below compares the cumulative 5-year total return of holders of DPL Inc.’s common stock with the cumulative total returns of the Dow Jones US Industrial Average index, the S&P Utilities index and the S&P Electric Utilities index. The graph tracks the performance of a $1,000 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among DPL Inc., The Dow Jones US Industrial Average Index,

The S&P Electric Utilities Index And The S&P Utilities Index

*$1000 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright c 2008, Standard & Poor’s a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

	12/02	12/03	12/04	12/05	12/06	12/07

DPL Inc.	1,000	1,449	1,818	1,953	2,165	2,395
Dow Jones US Industrial Average	1,000	1,283	1,351	1,374	1,636	1,781
S&P Electric Utilities	1,000	1,241	1,570	1,848	2,277	2,803
S&P Utilities	1,000	1,263	1,569	1,833	2,218	2,648

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6 - Selected Financial Data

	For years ended December 31,
($ in millions except per share amounts or as indicated)	2007	2006	2005	2004	2003

DPL Inc.

Basic earnings (loss) per share of common stock:
Continuing operations (d)	$1.97	$1.12	$1.03	$1.01	$0.96
Discontinued operations	$0.09	$0.12	$0.44	$0.80	$0.14
Cumulative effect of accounting change (a)	$—	$—	$(0.03)	$—	$0.14
Total basic earnings per common share	$2.06	$1.24	$1.44	$1.81	$1.24

Diluted earnings (loss) per share of common stock:
Continuing operations (d)	$1.80	$1.03	$0.97	$1.00	$0.94
Discontinued operations	$0.08	$0.12	$0.41	$0.78	$0.14
Cumulative effect of accounting change (a)	$—	$—	$(0.03)	$—	$0.14
Total dilutive earnings per common share	$1.88	$1.15	$1.35	$1.78	$1.22

Dividends paid per share	$1.04	$1.00	$0.96	$0.96	$0.94
Dividends payout ratio	50.5%	80.7%	66.7%	53.0%	75.8%

Total Electric sales (millions of kWh)	18,598	18,418	17,906	18,465	19,345

Results of Operations:
Revenues	$1,515.7	$1,393.5	$1,284.9	$1,199.9	$1,191.0
Earnings from continuing operations, net of tax (d)	$211.8	$125.6	$124.7	$121.5	$114.9
Earnings (loss) from discontinued operations, net of tax	$10.0	$14.0	$52.9	$95.8	$16.6
Cumulative effect of accounting change, net of tax	$—	$—	$(3.2)	$—	$17.0
Net Income	$221.8	$139.6	$174.4	$217.3	$148.5

Financial Position items at December 31, :
Total Assets	$3,566.6	$3,612.2	$3,791.7	$4,165.5	$4,444.7
Long-term Debt (b)	$1,541.5	$1,551.8	$1,677.1	$2,117.3	$1,954.7
Total construction additions	$346.7	$351.6	$179.7	$98.0	$102.2

Senior unsecured debt ratings at December 31, : (c)
Fitch Ratings	BBB+	BBB	BBB-	BB	BBB
Moody’s Investors Service	Baa2	Baa3	Ba1	Ba3	Ba1
Standard & Poor’s Corporation	BBB-	BB	BB-	B+	BB-

Number of Shareholders - Common Stock	22,771	24,434	26,601	28,079	30,366

The Dayton Power and Light Company

Total Electric sales (millions of kWh)	18,598	18,418	17,906	18,465	19,345

Results of Operations:
Revenues	$1,507.4	$1,385.2	$1,276.9	$1,192.2	$1,183.4
Earnings on Common Stock (d)	$270.7	$241.6	$210.9	$208.1	$238.5

Financial Position items at December 31, :
Total Assets	$3,276.7	$3,090.3	$2,738.6	$2,641.4	$2,660.1
Long-term Debt (b)	$874.6	$785.2	$685.9	$686.6	$687.3

Senior secured debt ratings at December 31, : (c)
Fitch Ratings	A+	A	A-	BBB	A
Moody’s Investors Service	A2	A3	Baa1	Baa3	Baa1
Standard & Poor’s Corporation	BBB+	BBB	BBB-	BBB-	BBB-

Number of Shareholders - Preferred Stock	281	290	329	357	402

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

(b)              Excludes current maturities of long-term debt. Upon adoption of FASB Interpretation Number 46R “Consolidation of Variable Interest Entities (Revised December 2003), an interpretation of ARB No. 51” at December 31, 2003, DPL deconsolidated the DPL Capital Trust II.

(c)               During 2007, our rating agencies upgraded our corporate credit and debt ratings.

(d)              In the fourth quarter of 2006, DPL entered into agreements to sell two of its peaking facilities resulting in a $44.2 million
($71 million pre-tax) impairment charge. The sale was finalized in April 2007. During 2006, DPL recorded a $37.3 million ($61.2 million pre-tax) charge for early redemption of debt. DP&L recorded a $2.5 million ($4.1 million pre-tax) charge for early redemption of debt. In May 2007, DPL settled the litigation with the former executives resulting in a $19.7 million ($31 million pre-tax) gain. In April 2007, DPL also recouped legal costs associated with the litigation with the former executives from one of its insurers resulting in a $9.2 million ($14.5 million pre-tax) gain.

Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L). DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 92% of DPL’s total consolidated asset base. Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development of Regional Transmission Organizations (RTOs), including PJM Interconnection, L.L.C. (PJM) to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s and DP&L’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of the document in which they are made. We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion should be read in conjunction with the accompanying financials and related footnotes included in Item 8 – Financial Statements and Supplementary Data.

BUSINESS OVERVIEW

DPL is a regional electric energy and utility company and through its principal subsidiary, DP&L, is primarily engaged in the generation, transmission and distribution of electricity in West Central Ohio. DPL and DP&L strive to achieve disciplined growth in energy margins while limiting volatility in both cash flows and earnings and to achieve stable, long-term growth through efficient operations and strong customer and regulatory relations. More specifically, DPL and DP&L’s strategy is to match energy supply with load or customer demand, maximizing profits while effectively managing exposure to movements in energy and fuel prices and utilizing the transmission and distribution assets that transfer electricity at the most efficient cost while maintaining the highest level of customer service and reliability.

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

As we look forward, there are a number of issues that we believe may have a significant impact on our business and operations described above. The following issues mentioned below are not meant to be exhaustive but to provide insight to matters that have or are likely to have an effect on our industry and business:

•                  Governor’s Bill

On September 25, 2007, Senate Bill 221 was introduced in the Ohio Legislature.  The bill codifies, in draft form, the governor’s proposed energy policy.  The bill was passed by the Senate on October 31, 2007. The Ohio House of Representatives has assigned the bill to committee and is taking testimony from interested parties. As the bill is not yet in final form, the outcome of this proceeding and its financial impact on the Company cannot be determined at this time.

•                  Greenhouse Gases

The rules issued by the United States Environmental Protection Agency (USEPA) and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in sulfur dioxide (SO2), mercury and nitrogen oxides (NOX) emissions may impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions.

In addition to the requirements related to emissions of SO2, NOX and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide (CO2).  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the Clean Air Act (CAA).  Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of CO2 and other greenhouse gases on generation facilities, the cost to DPL and DP&L of such reductions could be material.

•                  Fuel Prices

Recently, the coal market has experienced unprecedented price increases. To highlight the significance of this volatility, the coal settle price on the New York Mercantile Exchange (NYMEX) increased significantly during the first few weeks of 2008. We are now in a market for coal that clears on international, rather than solely domestic supply and consumption. Our domestic price is increasingly affected by international supply disruptions and demand balance. Exports from the U.S. have increased in recent years and most significantly during the last six months. In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability. We have responded to increases in the price of coal by entering into contracts to hedge our exposure to fuel requirements and other energy-related commodities. We may not be able to hedge the entire exposure of our operations from commodity price volatility. To the extent we are not able to hedge against price volatility, our results of operations, financial position or cash flows could be materially affected.

2007 FINANCIAL OVERVIEW

As more fully discussed in later sections of this MD&A, the following were the significant themes and events for 2007:

•                  For the year ended December 31, 2007, DPL’s basic and diluted earnings per share (EPS) of $2.06 and $1.88, respectively, increased over the basic and dilutive EPS for the same period in 2006 by $0.82 and $0.73, respectively.

•                  DPL’s revenues increased 9% over 2006 primarily due to increases in weather driven retail sales volume, increases in average retail and wholesale rates and the revenue realized from the PJM capacity auctions.  DPL’s fuel costs decreased 6% from 2006, while purchased power costs and operation and maintenance expense increased over 2006.

•                  DP&L’s revenues increased 9% over 2006 primarily due to increases in weather driven retail sales volume, increases in average retail rates and the revenue realized from the PJM capacity auctions. DP&L’s fuel costs decreased 6% from 2006 while purchased power costs and operation and maintenance expense increased over 2006.

•                  On March 1, 2007, pursuant to the Company’s strategy of reducing its long-term debt, DPL redeemed the $225 million 8.25% Senior Notes when they became due.

•                  On April 18, 2007, DPL and Associated Electric & Gas Insurance Services (AEGIS) mediated and reached a settlement regarding an insurance claim filed with AEGIS, on January 13, 2006, to recoup legal fees associated with the three former executives in which AEGIS agreed to pay DPL $14.5 million for legal fees incurred by DPL and associated with this litigation. The settlement agreement was signed and executed on April 30, 2007 and the recovery was recorded by DPL as a reduction to operation and maintenance expense.

•                  On April 25, 2007, DPLE completed the sale of its Darby and Greenville electric peaking generation facilities, providing DPL with approximately $151 million in cash.  Darby Station was sold to Columbus Southern Power (CSP), a utility subsidiary of American Electric Power (AEP), for approximately $102 million in cash. Greenville Station was sold to Buckeye Power, Inc. for approximately $49 million in cash.

•                  On May 21, 2007, we settled the litigation with the three former executives in exchange for our payment of $25 million. The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust for deferred compensation. As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of $31 million and $8.2 million, respectively.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, restricted stock units (RSUs), MVE (discontinued subsidiary of DPL) incentives, stock options and legal fees. See Note 15 of Notes to Consolidated Financial Statements.

•                  In July 2007, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances as of December 31, 2005, with adjustments for subsequent scrubber additions. The results of the depreciation study concluded that DPL’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives. DPL adjusted the depreciation rates for its non-regulated generation property, effective August 1, 2007, reducing depreciation expense. For the year ended December 31, 2007, the reduction in depreciation expense increased income from continuing operations by $9.5 million, increased net income by approximately $6.0 million and increased basic EPS by approximately $0.06 per share. See Note 1 of Notes to Consolidated Financial Statements.

•                  On October 26, 2007, the Board of Directors approved a resolution permitting the transfer of 925,000 shares of DPL Inc. common stock from the DP&L Master Trust to The Dayton Power and Light Company Retirement Income Plan Trust (Pension). This transaction was completed on November 26, 2007, contributing shares of common stock with a fair value of $27.4 million to the Pension and resulting in fully funded status at December 31, 2007.

•                  On November 15, 2007, the Ohio Air Quality Development Authority (OAQDA) issued $90 million of OAQDA Revenue Bonds 2007 Series A, due November 2040.  See Note 7 of Notes to Consolidated Financial Statements.

•                  On February 1, 2007 and on December 13, 2007, our Board of Directors authorized dividend increases of approximately 4% and 6%, respectively, increasing our dividend per share from $1.00 per share to $1.10 per share.  The 4% increase to dividends, were paid in each quarter during 2007.  The 6% increase to dividends will be paid each quarter in 2008.

RESULTS OF OPERATIONS – DPL Inc.

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L and all of DP&L’s consolidated subsidiaries. DP&L provides approximately 99% of the total revenues of DPL. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

$ in millions	2007	2006	2005

Revenues:
Retail	$1,206.2	$1,131.4	$1,066.6
Wholesale	180.3	174.1	133.3
RTO ancillary	87.4	77.2	74.4
Capacity revenues	30.9	—	—
Other revenues	10.9	10.8	10.6
Total Revenues	$1,515.7	$1,393.5	$1,284.9

Cost of Revenues:
Fuel	$328.2	$349.1	$336.9
Purchased power	208.4	109.6	84.8
RTO ancillary charges (b)	50.4	49.4	48.5
Capacity charges (b)	28.4	—	—
Gross Margin (a)	$900.3	$885.4	$814.7

Gross Margin as a percentage of revenues	59.4%	63.5%	63.4%

Operating Income	$370.1	$281.0	$339.1

Earnings per share:
Continuing Operations	$1.97	$1.12	$1.03
Discontinued Operations	0.09	0.12	0.44
Cumulative effect of accounting change	—	—	(0.03)
Net Income	$2.06	$1.24	$1.44

(a)              For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

(b)              RTO ancillary and capacity charges are included in total purchased power in Consolidated Statements of Results of Operations.

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

The following table provides a summary of changes in revenues from prior periods:

$ in millions	2007 vs. 2006	2006 vs. 2005

Retail
Rate	$38.4	$93.0
Volume	34.1	(29.4)
Other miscellaneous	2.3	1.2
Total retail change	$74.8	$64.8

Wholesale
Rate	$19.8	$(5.0)
Volume	(13.6)	45.8
Total wholesale change	$6.2	$40.8

RTO Ancillary and Other
RTO services	$10.2	$2.8
Capacity revenues	30.9	—
Other	0.1	0.2
Total other change	$41.2	$3.0

Total revenues change	$122.2	$108.6

For the year ended December 31, 2007, revenues increased $122.2 million, or 9%, to $1,515.7 from $1,393.5 for the same period in the prior year. This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTOs ancillary revenue. Retail revenues increased $74.8 million, resulting from a 3% increase in weather driven sales volume as total degree days increased 9%, and a 3% increase in average retail rates primarily relating to the environmental investment and storm recovery riders. These increases resulted in a $38.4 million rate variance and a $34.1 million sales volume variance.  Wholesale revenue increased $6.2 million primarily resulting from a 12% increase in wholesale average rates, partially offset by an 8% decrease in sales volume. This resulted in a favorable $19.8 million wholesale price variance and an unfavorable $13.6 million volume variance. RTO ancillary and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the RPM construct, increased $41.2 million over the same period in 2006. This increase primarily resulted from $30.9 million realized from the PJM capacity auction, $8.7 million of PJM transmission losses and congestion credits and $2.3 million from the sale of financial transmission rights (FTRs). RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchased power. Other RTO ancillary revenues are partially offset by other RTO ancillary charges in purchased power.

For the year ended December 31, 2006, revenues increased $108.6 million, or 8%, to $1,393.5 from $1,284.9 for the same period in the prior year. This increase was primarily the result of higher average retail rates and higher wholesale sales volume, partially offset by lower retail sales volume and lower average rates for wholesale revenues. Retail revenues increased $64.8 million primarily resulting from an increase in average rates related to the Rate Stabilization Plan surcharge and other regulated asset recovery riders resulting in a $93.0 million price variance, partially offset by lower retail sales volume resulting in a $29.4 million volume variance. Sales volume declined 3% in 2006 from 2005 due to milder weather which resulted in lower heating and cooling degree days. Heating degree days declined 11% and cooling degree days declined 20%. Wholesale revenue increased $40.8 million primarily related to a 34% increase in sales volume resulting in a $45.8 million volume variance, partially offset by a decrease in wholesale average rates resulting in a $5.0 million price variance. For 2006, the RTO ancillary revenues increased $2.8 million, or 4%, to $77.2 million from $74.4 million in 2005.

DPL Inc. - Margins, Fuel and Purchased Power

For 2007, gross margin of $900.3 million increased $14.9 million, or 2%, from $885.4 million in 2006. As a percentage of total revenues, gross margin decreased to 59.4% in 2007 compared to 63.5% in 2006. This result primarily reflects the favorable impact of both retail and wholesale revenues discussed above and lower fuel costs offset by increased purchased power costs. Fuel costs, which include coal, gas, oil and emission allowance costs, decreased by $20.9 million, or 6%, in 2007 compared to the same period in 2006 primarily due to lower generation output of 4% resulting from scheduled and unscheduled plant outages, as well as a 2% decrease in average fuel prices. Purchased power increased $128.2 million in 2007 compared to the same period in 2006 resulting from a $57.6 million increase in charges relating to higher purchased power volume and a $41.2 million increase due to higher average market rates. Also included in purchased power is a $28.4 million increase related largely to RTO ancillary charges for PJM capacity charges. The increase in purchased power volume was primarily the result of increased retail sales volume and partner operated generating facilities being less available compared to the prior year due to planned and unplanned outages.  In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities. The RTO ancillary charges for PJM capacity charges are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

For 2006, gross margin of $885.4 million increased $70.7 million, or 9%, from $814.7 million in 2005. As a percentage of total revenues, gross margin remained flat in 2006 at 63.5% compared to 63.4% in 2005. This result reflects the favorable impact of the rate stabilization plan on revenues offsetting the increasing fuel and purchase power costs. In prior years, rising fuel and purchase power costs had eroded gross margin. Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $12.2 million, or 4%, in 2006 compared to the same period in 2005 primarily due to increased fuel prices. Purchased power increased $25.7 million, or 19%, in 2006 compared to the same period in 2005 primarily resulting from increased charges of $30.8 million relating to higher purchased power volume and an increase of $0.9 million in RTO ancillary costs. These increases were partially offset by lower average market rates reducing purchased power costs by $6.0 million. The increase in purchased power volume resulted from our decision to purchase power at lower average market rates instead of running our higher cost generating facilities. In addition, from time to time, we purchased power when our generating facilities were not available due to scheduled maintenance and forced outages.

DPL Inc. - Operation and Maintenance

$ in millions	2007 vs. 2006
Boiler maintenance costs	$17.7
Generating facilities operating expenses	9.4
Turbine maintenance costs	3.5
Overhead line and substation maintenance costs	3.0
Employee benefits including pension	(0.4)
Legal costs	(4.2)
Gain on sale of corporate aircraft	(6.0)
Insurance settlement	(14.5)
Other, net	(1.1)
Total operation and maintenance expense	$7.4

For 2007, operation and maintenance expense increased $7.4 million, or 3%, compared to 2006. This variance was primarily the result of increased boiler maintenance costs of $17.7 million, a $9.4 million increase related to operating expenses for the generating facilities, a $3.5 million increase related to turbine maintenance costs, and a $3.0 million increase in overhead line and substation maintenance costs. These increases were partially offset by a $14.5 million insurance settlement reimbursing us for legal fees relating to the litigation with the three former executives, a gain on the sale of the corporate aircraft of $6.0 million, a $4.2 million decrease in legal costs primarily resulting from the settlement of the litigation with the former executives, and $0.4 million decrease in employee benefits costs resulting from a $5.2 million reduction in pension expense, partially offset by a $4.8 million increase in employee benefits.

$ in millions	2006 vs. 2005
Legal costs	$13.5
RTO administrative fees	5.5
Low-Income Assistance Program	5.1
Coal brokering credits	4.1
Lump sum bonus and retirement payments	3.7
Removal and peaker engine repair costs	3.1
Line clearance	2.7
Mark-to-market adjustments and forfeitures of restricted stock units (RSUs)	2.6
Long-term incentive compensation	2.1
Pension and benefits	1.0
Directors’ and Officers’ liability insurance	(3.2)
Sarbanes-Oxley compliance fees	(1.1)
Other, net	7.3
Total operation and maintenance expense	$46.4

For 2006, operation and maintenance expense increased $46.4 million, or 21%, compared to 2005 primarily resulting from a $13.5 million increase in legal fees primarily related to the litigation with former executives; $5.5 million increase in PJM administrative fees, which include $2.5 million deferred in 2005 by Public Utilities Commission of Ohio (PUCO) authority (rate relief was granted in February 2006); a $5.1 million increase in the low-income assistance program costs; $4.1 million of coal brokering credits received in 2005 that were not received in 2006; a $3.7 million increase related to lump sum bonus and retirement payments to former executives (not related to our litigation with the three former executives); a $3.1 million increase in operating and maintenance expenses, which related to removal costs and peaker engine repairs; a $2.7 million increase in line clearance expenses; a $2.6 million increase in mark-to-market adjustments and forfeitures of RSUs; $2.1 million in long-term incentive compensation relating to performance and restricted shares and a $1.0 million increase in pension and benefits expenses.  These increases were partially offset by a $3.2 million decrease in Directors’ and Officers’ liability insurance premiums and a $1.1 million decrease in Sarbanes-Oxley compliance fees.

DPL Inc. – Impairment of Peaking Stations

In 2006, DPL recorded a $71.0 million impairment charge relating to the sale of the Greenville and Darby Stations’ peaking generation facilities. There was no impairment charge in 2007. See Note 5 of Notes to Consolidated Financial Statements.

DPL Inc. – Depreciation and Amortization

For 2007, depreciation and amortization expense decreased $17.0 million from 2006, primarily reflecting the absence of depreciation for the peaking units sold in April 2007 which reduced the expense by $10.0 million and the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, reducing the expense by $9.5 million. This decrease was partially offset by a $2.4 million increase to the expense related to increased plant balances primarily resulting from the installation of pollution control equipment.

For 2006, depreciation and amortization expense increased $4.5 million from 2005 relating to completed projects in both the distribution and production areas increasing our overall plant base.

DPL Inc. – Amortization of Regulatory Assets

For 2007, amortization of regulatory assets increased $3.2 million to $10.8 million from $7.6 million in 2006, primarily reflecting the amortization of incremental 2004/2005 severe storm costs that began on August 1, 2006.

For 2006, amortization of regulatory assets increased $5.6 million to $7.6 million compared to the same period in 2005. The increase in amortization of regulatory assets reflects $2.6 million for the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; $1.3 million for the amortization of PJM administrative fees deferred for the period October 2004 through January 2006 and $1.2 million for the amortization of incremental 2004/2005 severe storm costs.

DPL Inc. – Investment Income

For 2007, investment income of $11.3 million decreased $6.5 million from $17.8 million for the same period in 2006. This decrease was primarily the result of lower interest income relating to lower cash and short-term investment balances in 2007 compared to 2006. This decrease was partially offset by $3.2 million in realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

For 2006, investment income of $17.8 million decreased $33.1 million from $50.9 million for the same period in 2005. This decrease was primarily the result of a $23.4 million decrease in gains on public and income investments realized in 2005, a $4.6 million decrease in foreign currency translation gains realized in 2005 for the liquidation of investments denominated in Euros and a $4.8 million decrease in interest income resulting from lower cash balances in 2006 compared to 2005.

DPL Inc. – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives. In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE (previously owned subsidiary of DPL) incentives, stock options and legal fees. As a result of this settlement, during the second quarter ended June 30, 2007, DPL realized a net pre-tax gain in continuing operations of approximately $31.0 million. See Note 15 of Notes to Consolidated Financial Statements.

DPL Inc. – Interest Expense

For 2007, interest expense decreased $21.2 million, or 21%, compared to the same period in 2006 primarily as a result of $15.5 million less interest associated with the redemption of DPL debt ($225 million, 8.25% Senior Notes) and $9.1 million of greater capitalized interest primarily related to increased pollution control capital expenditures. These decreases were partially offset by $3.4 million of interest expense associated with DP&L’s new $100 million, 4.8% Series pollution control bonds issued September 13, 2006.

For 2006, interest expense decreased $35.5 million, or 26%, compared to the same period in 2005 resulting from the debt reduction that occurred in 2005 and a higher capitalized interest of $10.9 million in 2006 compared to 2005 associated with our major construction projects.

DPL Inc. – Charge for Early Redemption of Debt

In 2005, DPL recorded $61.2 million in charges resulting from premiums paid for the early redemption of debt, including write-offs of unamortized debt expense and debt discounts. These charges did not recur in 2006 or 2007.

DPL Inc. – Other Income (Deductions)

For 2007, other income of $2.9 million increased $4.1 million from other deductions of $1.2 million recorded for the same period of the prior year. The increase primarily resulted from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

For 2006, other income (deductions) was $14.7 million less than the same period in 2005 primarily due to gains of $12.3 million realized in 2005 from the sale of pollution control emission allowances. There were no sales of pollution control emission allowances during 2006.

DPL Inc. – Income Tax Expense

For 2007, income taxes from continuing operations increased $52.7 million, or 76%, compared to 2006 due to an increase in pre-tax book income, a decrease in the effective tax rate primarily reflecting the phase-out of the Ohio Franchise Tax and adjustments recorded in 2006 to true-up book tax expense to the tax return.

For 2006, income taxes from continuing operations decreased $10.1 million, or 13%, compared to 2005 due to a decrease in pre-tax book income, a decrease in the effective tax rate primarily reflecting the phase-out of the Ohio Franchise Tax and adjustments recorded in 2005 and 2006 to true-up book tax expense to the tax return.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill included phasing-out the Ohio Franchise Tax, phasing-out the Ohio Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  The Ohio Franchise Tax phase-out required second quarter 2005 adjustments to income tax expense.  Income taxes from continuing operations were increased by $1.4 million in 2007 and reduced by $1.5 million in 2006 while income taxes from discontinued operations were increased by $1.3 million in 2006 as a result of the tax law change.  Other applicable provisions of House Bill 66 have been reflected in Note 8 of Notes to Consolidated Financial Statements.

DPL Inc. – Cumulative Effect of Accounting Change, Net of Tax

In 2005, the cumulative effect of an accounting change resulted in a charge of $3.2 million related to the adoption of the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47).  See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS – The Dayton Power and Light Company (DP&L)

Income Statement Highlights – DP&L

$ in millions	2007	2006	2005

Revenues:
Retail	$1,057.4	$998.1	$944.9
Wholesale	331.7	309.9	257.6
RTO ancillary	87.4	77.2	74.4
Capacity revenues	30.9	—	—
Total Revenues	$1,507.4	$1,385.2	$1,276.9

Fuel	315.4	335.2	317.9
Purchased power	221.5	122.5	98.6
RTO ancillary charges (b)	50.4	49.4	48.5
Capacity charges (b)	28.4	—	—

Gross margins (a)	$891.7	$878.1	$811.9

Gross margins as a percentage of revenues	59.2%	63.4%	63.6%

(a)       For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

(b)       RTO ancillary and capacity charges are included in total purchased power in Consolidated Statements of Results of Operations.

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

The following table provides a summary of changes in revenues from prior periods:

$ in millions	2007 vs. 2006	2006 vs. 2005

Retail
Rate	$25.8	$78.3
Volume	31.2	(26.0)
Other miscellaneous	2.3	0.9
Total retail change	$59.3	$53.2

Wholesale
Rate	$46.2	$(36.3)
Volume	(24.4)	88.6
Total wholesale change	$21.8	$52.3

RTO Ancillary and Other
RTO services	$10.2	$2.8
Capacity revenues	30.9	—
Total other change	$41.1	$2.8

Total revenues change	$122.2	$108.3

For the year ended December 31, 2007, revenues increased $122.2 million, or 9%, to $1,507.4 million from $1,385.2 million for the same period in the prior year. This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume and an increase in RTO ancillary revenue. These increases were partially offset by lower wholesale sales volume. Retail revenues increased $59.3 million, primarily as result of a 3% increase in weather driven sales volume as total degree days increased 9%, and a 3% increase in the average retail rates primarily relating to the environmental investment and storm recovery riders. These increases resulted in a $31.2 million sales volume variance and a $25.8 million rate variance. Wholesale revenue increased $21.8 million primarily resulting from a 15% increase in wholesale average rates, partially offset by an 8% decrease in sales volume. This resulted in a favorable $46.2 million wholesale price variance and an unfavorable $24.4 million volume variance. RTO ancillary revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves and capacity payments under the RPM construct, increased $41.1 million over the same period in 2006. This increase primarily resulted from $30.9 million realized from the PJM capacity auction, $8.7 million of PJM transmission losses and congestion credits and $2.3 million from the sale of financial transmission rights (FTRs). RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchased power. Other RTO ancillary revenues are partially offset by other RTO ancillary charges in purchased power.

For 2006, revenues increased 8% to $1,385.2 million compared to $1,276.9 million in 2005, reflecting an increase of $108.3 million. This increase was primarily the result of higher average rates for retail sales, greater wholesale sales volume and increased ancillary revenues associated with participation in a RTO. These increases were partially offset by lower retail sales volume and lower average rates for wholesale sales. Retail revenues increased $53.2 million, primarily resulting from a $78.3 million increase relating to higher average rates and increased miscellaneous revenues of $0.9 million, partially offset by decreased sales volume of $26.0 million resulting from milder weather experienced in 2006 compared to 2005. The higher average rates were primarily the result of the rate stabilization plan surcharge, and regulated asset recovery riders implemented throughout 2006. Wholesale revenues increased $52.3 million, primarily related to an $88.6 million increase in sales volume, partially offset by a $36.3 million decrease in average market rates. During 2006, RTO ancillary revenues increased $2.8 million to $77.2 million from $74.4 million in 2005. Heating degree-days were down 11% to 5,076 in 2006 compared to 5,702 in 2005. In addition, cooling degree-days were down 20% to 855 in 2006 compared to 1,075 in 2005.

DP&L – Margins, Fuel and Purchased Power

For 2007, gross margin of $891.7 million increased $13.6 million, or 1.5%, from $878.1 million in 2006. As a percentage of total revenues, gross margin decreased to 59.2% in 2007 compared to 63.4% in 2006. This result primarily reflects the favorable impact of both retail and wholesale revenues discussed above and lower fuel costs offset by increased purchased power costs. Fuel costs, which include coal, gas, oil and emission allowance costs, decreased by $19.8 million, or 6%, in 2007 compared to the same period in 2006 primarily due to lower generation output of 4% resulting from scheduled and unscheduled plant outages, as well as a 2% decrease in average fuel prices. Purchased power increased $128.4 million in 2007 compared to the same period in 2006. The increase in purchased power primarily results from a $57.6 million increase relating to higher volumes of purchased power, a $41.2 million increase due to higher average market rates and $28.4 million related to RTO ancillary charges for PJM capacity charges. The increase in purchased power volume was primarily the result of increased retail sales volume and partner operated generating facilities being less available compared to the prior year due to planned and unplanned outages. In addition, we purchase power when market prices are below the marginal costs associated with our higher cost generating facilities. The RTO ancillary charges for PJM capacity charges are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

For 2006, gross margin increased $66.2 million to $878.1 million from $811.9 million in 2005.  As a percentage of total revenues, gross margin remained relatively flat in 2006 at 63.4% compared to 63.6% in 2005. This result reflects the favorable impact of the rate stabilization plan on revenues offsetting the increasing fuel and purchased power costs. In prior years, rising fuel and purchased power costs had eroded gross margin. Fuel costs, which include coal, gas, oil and emission allowance costs, increased by $17.3 million, or 5%, in 2006 as a result of higher market prices. Purchased power costs increased by $24.8 million, or 17%, in 2006 compared to 2005 primarily resulting from higher volumes of power purchased. The increase in purchased power volume resulted from our decision to purchase power at lower average market rates instead of running our higher cost generating facilities. In addition, from time to time, we had to purchase power to source power sales when our generating facilities were not available due to scheduled maintenance and forced outages.

DP&L – Operation and Maintenance

$ in millions	2007 vs. 2006
Boiler maintenance costs	$17.7
Generating facilities operating expenses	9.4
Turbine maintenance costs	3.5
Overhead line and substation maintenance costs	3.0
Employee benefits including pension	(0.3)
Other, net	6.0
Total operation and maintenance expense	$39.3

For the year ended December 31, 2007, operation and maintenance expense increased $39.3 million, or 17%, compared to 2006. This variance was primarily the result of increased boiler maintenance costs of $17.7 million, a $9.4 million increase related to operating expenses for the generating facilities, a $3.5 million increase related to turbine maintenance costs, and a $3.0 million increase in overhead line and substation maintenance costs. These increases were partially offset by a $0.3 million decrease in employee benefits costs resulting from a $5.1 million reduction in pension expense, partially offset by a $4.8 million increase in employee benefits.

$ in millions	2006 vs. 2005

Low-Income Assistance Program	$5.6
RTO administration fees	5.5
Coal brokering credits	4.1
Lump sum bonus and retirement payments	3.7
Removal and peaker engine repair costs	3.1
Line clearance	2.7
Long-term incentive compensation	1.9
Reserves for insurance, injuries/damages/environmental	1.9
Pension and benefits	0.9
Mark-to-market adjustments and forfeitures of restricted stock units (RSUs)	0.9
Directors’ and Officers’ liability insurance	(1.2)
Sarbanes-Oxley compliance fees	(1.1)
Other, net	5.4
Total operation and maintenance expense	$33.4

For 2006, operation and maintenance expense increased $33.4 million, or 17%, compared to 2005 primarily resulting from a $5.6 million increase in the Low-Income Assistance Program costs; $5.5 million in PJM administrative fees, including $2.5 million deferred in 2005 by PUCO authority (rate relief was granted in February 2006); $4.1 million of coal brokering credits received in 2005 that were not received in 2006; $3.7 million of lump sum bonus and retirement payments for former executives (not related to our litigation with the three former executives); a $3.1 million increase in operating and maintenance expenses which related to removal costs and peaker engine repairs; $2.7 million related to line clearance; $1.9 million increase in long-term incentive costs; a $1.9 million increase in reserves for insurance, injuries and damages; a $0.9 million increase in pension and benefits expenses; and a $0.9 million increase in mark-to-market adjustments and forfeitures of RSUs. These increases were partially offset by a $1.2 million decrease in Directors’ and Officers’ liability insurance premiums and a $1.1 million decrease in Sarbanes-Oxley compliance fees.

DP&L – Depreciation and Amortization

For 2007, depreciation and amortization expense decreased $5.5 million from 2006, primarily reflecting the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, reducing the expense by $9.5 million. This decrease was partially offset by an increase to the expense related to increased plant balances primarily resulting from the installation of pollution control equipment.

Depreciation and amortization increased $6.1 million in 2006 compared to 2005 primarily reflecting a higher plant base.

DP&L – Amortization of Regulatory Assets

For 2007, amortization of regulatory assets increased $3.2 million to $10.8 million from $7.6 million in 2006, primarily reflecting the amortization of incremental 2004/2005 severe storm costs that began on August 1, 2006.

For 2006, amortization of regulatory assets increased $5.6 million to $7.6 million compared to the same period in 2005. The increase in amortization of regulatory assets reflects $2.6 million for the amortization of costs incurred to accommodate unbundled rates and electric choice bills in the customer billing system; $1.3 million for the amortization of PJM administrative fees deferred for the period October 2004 through January 2006 and $1.2 million for the amortization of incremental 2004/2005 severe storm costs.

DP&L – Investment Income

For 2007, investment income increased $17.0 million to $23.7 million from $6.7 million for the same period in 2006. This increase was primarily the result of a realized gain of $14.8 million on the transfer of DPL common stock to the DP&L Retirement Income Plan Trust (Pension) and $3.2 million in realized gains from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation used for the settlement payment to the three former executives.

DP&L – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled the litigation with the three former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims including those related to deferred compensation, RSUs, MVE incentives, stock options and legal fees.  As a result of this settlement, during the second quarter ended June 30, 2007, DP&L realized a net pre-tax gain in continuing operations of $35.3 million.  See Note 15 of Notes to Consolidated Financial Statements.

DP&L – Interest Expense

For 2007, interest expense decreased $1.1 million, or 5%, compared to 2006 primarily as a result of $9.1 million of greater capitalized interest primarily related to increased pollution control capital expenditures.  These decreases were partially offset by $3.4 million of interest expense associated with DP&L’s new $100 million, 4.8% Series pollution control bonds issued September 13, 2006 and $2.8 million in interest on a short-term loan from DPL.

Interest expense decreased $14.7 million, or 39%, in 2006 compared to 2005, primarily relating to $10.9 million of increased capitalized interest resulting from higher pollution control capital expenditures at the generating plants and $5.3 million of lower interest expense reflecting the refinancing of pollution control bonds at reduced interest rates in 2005, lower debt service charges associated with DPL’s early retirement of ESOP debt, and the elimination of the interest penalty resulting from the delayed exchange offer of the $470 million 5.125% Series First Mortgage Bonds. These decreases were slightly offset by $1.4 million of interest expense associated with DP&L’s new $100 million 4.8% Series pollution control bonds issued September 13, 2006.

DP&L – Charge for Early Redemption of Debt

In 2005, DP&L recorded $4.1 million in charges resulting from premiums paid for the early redemption of debt, including write-offs of unamortized debt expense and debt discounts.  These charges did not recur in 2006 or 2007.

DP&L – Other Income (Deductions)

For 2007, other income of $2.9 million increased $4.1 million from the other deductions of $1.2 million recorded for the same period of the prior year. The increase primarily resulted from the recognition of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

For 2006, other income (deductions) decreased $7.8 million compared to the same period in 2005.  This decrease is primarily attributable to $12.3 million in gains recognized on the sale of pollution control emission allowances during 2005, partially offset by $7.0 million in reduced investment management fees.

DP&L – Income Tax Expense

For 2007, income taxes from continuing operations increased $0.9 million compared to 2006 due to an increase in pre-tax book income, a decrease in the effective tax rate primarily reflecting the phase-out of the Ohio Franchise Tax and adjustments recorded in 2006 to true-up book tax expense to the tax return.

For 2006, income tax expense increased $4.1 million compared to the same period in 2005 primarily resulting from higher income.

On June 30, 2005, Governor Taft signed House Bill 66 into law which significantly changed the tax structure in Ohio.  The major provisions of the bill include phasing-out the Ohio Franchise Tax, phasing-out the Personal Property Tax for non-utility taxpayers and phasing-in a Commercial Activities Tax.  As a result of House Bill 66, income taxes were reduced by $0.7 million and $1.6 million, in 2007 and 2006, respectively.  Other applicable provisions of House Bill 66 have been reflected in the consolidated financial statements.

DP&L – Cumulative Effect of Accounting Change, Net of Tax

In 2005, the cumulative effect of an accounting change resulted in a charge of $3.2 million related to the adoption of the provisions of FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations an interpretation of FASB Statement No. 143” (FIN 47).  See Note 1 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of its principal subsidiary DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

During the fourth quarter of 2007 we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program through a series of open market purchases on August 21, 2006.  This resulted in 14.9 million shares being repurchased at an average price of $26.91 per share and at a total cost of $400 million.  These shares are currently held as treasury shares at DPL.  No shares were repurchased during 2007.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $134.9 million at December 31, 2007, compared to $262.2 million at December 31, 2006, a decrease of $127.3 million.  The decrease in cash and cash equivalents was primarily attributed to $346.2 million in capital expenditures, $225.0 million used to retire long-term debt and $111.7 million in dividends paid on common stock, partially offset by $318.1 million in cash generated from operating activities, $158.4 million proceeds from the sale of the peakers and aircraft and $63.2 million restricted fund draws to fund pollution control capital expenditures.  At December 31, 2007, DPL had $37.0 million restricted funds held in trust relating to the issuance of $90.0 million pollution control bonds.  These funds will be used to fund pollution control capital expenditures.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $13.3 million at December 31, 2007, compared to $46.1 million at December 31, 2006, a decrease of $32.8 million.  The decrease in cash and cash equivalents was primarily attributed to $343.2 million in capital expenditures and $125.0 million in dividends paid on common stock to the parent, partially offset by $353.0 million in cash generated from operating activities and $63.2 million restricted fund draws to fund pollution control capital expenditures.  At December 31, 2007, DP&L had $37.0 million restricted funds held in trust relating to the issuance of the $90.0 million pollution control bonds.  These funds will be used to fund the pollution control capital expenditures.

Operating Activities

For the years ended December 31, 2007, 2006 and 2005, cash flows from operations were as follows:

Net Cash provided by Operating Activities
$ in millions	2007	2006	2005

DPL	$318.1	$286.8	$303.6

DP&L	$353.0	$343.8	$356.3

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

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $318.1 million, $286.8 million and $303.6 million in 2007, 2006, and 2005, respectively.  The net cash provided by operating activities for 2007, 2006, and 2005 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest, and taxes.  The year-to-year fluctuations in working capital results from the timing of payments made and cash receipts from our utility customers.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $353.0 million, $343.8 million and $356.3 million in 2007, 2006 and 2005, respectively.  The net cash provided by operating activities for 2007, 2006 and 2005 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The year-to-year fluctuations in working capital results from the timing of payments made and cash receipts from our utility customers.

Investing Activities

For the years ended December 31, 2007, 2006 and 2005, cash flows from investing activities were as follows:

Net Cash (used for) / provided by Investing Activities

$ in millions	2007	2006	2005

DPL	$(187.8)	$(207.6)	$700.1

DP&L	$(343.2)	$(332.9)	$(167.9)

DPL’s Cash (used for) / provided by Investing Activities

DPL’s net cash flows used for investing activities were $187.8 million and $207.6 million in 2007 and 2006, respectively, compared to DPL’s net cash flows provided by investing activities of $700.1 million in 2005.  Net cash flows used for investing activities in 2007 were related to capital expenditures, partially offset by the sale of peakers and aircraft.  Net cash flows used for investing activities in 2006 were related to capital expenditures and the purchases of short-term investments and securities, partially offset by the sale of short-term investments and securities.  Net cash flows provided by investing activities for 2005 were related to the proceeds from the sale of the private equity securities which are classified as discontinued operations and the sale of short-term investments and public securities unrelated to discontinued operations, partially offset by capital expenditures and purchases of short-term investments and securities.

DP&L’s Cash used for Investing Activities

DP&L’s net cash flows used for investing activities were $343.2 million, $332.9 million and $167.9 million in 2007, 2006 and 2005, respectively.  Net cash flows used for investing activities for 2007, 2006 and 2005 were due to capital expenditures.

Financing Activities

For the years ended December 31, 2007, 2006 and 2005, cash flows from financing activities were as follows:

Net Cash used for Financing Activities

$ in millions	2007	2006	2005

DPL	$(257.6)	$(412.8)	$(610.0)

DP&L	$(42.7)	$(11.0)	$(159.4)

DPL’s Cash used for Financing Activities

DPL’s net cash flows used for financing activities were $257.6 million, $412.8 million and $610.0 million in 2007, 2006 and 2005, respectively.  Net cash flows used for financing activities in 2007 were the result of cash used to redeem the $225.0 million 8.25% Senior Notes on March 1, 2007 and to pay dividends to common stockholders of $111.7 million.  These uses of cash were partially offset by $63.2 million of withdrawals from the trust set up as a result of issuing the pollution control bonds.  Net cash flows used for financing activities in 2006 were the result of cash used to repurchase $400.0 million of common stock and pay dividends to common stockholders of $112.4 million.  These uses of cash were partially offset by $89.9 million of withdrawals from the trust set up as a result of issuing the pollution control bonds.  Net cash flows used for financing activities for 2005 were primarily the result of cash used to retire $462.6 million of long-term debt, pay premiums on the early redemption of debt of $54.7 million and pay dividends to common stockholders of $115.3 million.  These uses of cash were partially offset by cash received relating to the exercise of stock options of $22.7 million.

On February 1, 2007, our Board of Directors announced that it had raised the quarterly dividend to $0.26 per share payable March 1, 2007 to common shareholders of record on February 14, 2007.  This increase results in an annualized dividend rate of $1.04 per share, or a 4% increase that was paid during 2007.  On December 13, 2007 our Board of Directors announced that it had raised the quarterly dividend to $0.275 per share effective with the next dividend declaration date.  This increase results in an annualized dividend rate of $1.10 per share, or a 6% increase that will be paid during 2008.

DP&L’s Cash used for Financing Activities

DP&L’s net cash flows used for financing activities were $42.7 million, $11.0 million and $159.4 million in 2007, 2006 and 2005, respectively.  Net cash flows used for financing activities for 2007 were the result of cash used to pay common stock dividends to DPL of $125.0 million, partially offset by $63.2 million of withdrawals from the trust set up as a result of issuing the pollution control bonds and net cash received from the issuance of short-term debt.  Net cash flows used for financing activities for 2006 were the result of cash used to pay common stock dividends to DPL of $100.0 million, partially offset by $89.9 million of withdrawals from the trust set up as a result of issuing the pollution control bonds.  Net cash flows used for financing activities for 2005 were primarily the result of cash used to retire $218.9 million of long-term debt and pay common stock dividends to DPL of $150.0 million.  These uses of cash were partially offset by the net cash received from the issuance of long-term debt.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees. We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes, and other short- and long-term debt financing will be sufficient to satisfy our future working capital, capital expenditures, and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows is dependent on general economic conditions, competitive pressures, and other business and risk factors described in Item 1a of this Form 10-K.   If we are unable to generate sufficient cash flows or otherwise comply with the terms of our credit facilities and the senior notes, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

CONSTRUCTION ADDITIONS

	Actual			Projected
$ in millions	2007	2006	2005	2008	2009	2010

DPL Inc.	$347	$352	$180	$205	$145	$140

DP&L	$344	$349	$178	$203	$143	$138

DPL’s construction additions were $347 million, $352 million and $180 million in 2007, 2006 and 2005, respectively, and are expected to approximate $205 million in 2008.  Planned construction additions for 2008 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $344 million, $349 million and $178 million in 2007, 2006 and 2005, respectively, and are expected to approximate $203 million in 2008.  Planned construction additions for 2008 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, DPL, through its subsidiary DP&L, is projecting to spend an estimated $490 million in capital projects.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions in 2008 with a combination of cash on hand, short-term financing, tax-exempt debt and cash flows from operations.

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

During the first quarter 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over the next three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund the ongoing flue gas desulfurization capital projects.  The PUCO approved DP&L’s application for this additional financing on July 26, 2006.

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

On November 15, 2007, the Ohio Air Quality Development Authority issued $90 million of collateralized, variable rate OAQDA Revenue bonds, 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due is insured by an insurance policy issued by Financial Guaranty Insurance Company.  On January 30, 2008, FGIC’s credit rating was downgraded by Fitch Ratings from ‘AAA’ to ‘AA’ and remains on negative ratings watch.  On January 31, 2008, FGIC’s credit rating was downgraded by Standard & Poor’s from ‘AAA’ to ‘AA’ and placed on credit watch.  On February 14, 2008, FGIC’s credit rating was downgraded by Moody’s from ‘Aaa to A3.’ These downgrades, as well as the recent downgrades or pending downgrades of other major bond insurers, could result in DP&L’s variable rate bonds having substantially higher interest rate in succeeding auctions and increase the risk that these bonds may have a failed auction.  The maximum interest rate is capped at 12%. Management will continue to evaluate the current market conditions.  If these conditions do not improve, we may redeem our variable rate bonds and issue fixed rate bonds. We have sufficient liquidity to redeem the variable rate bonds using cash on hand or through funds available to us by our revolving credit line until fixed rate bonds are issued.  DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen, Stuart and Conesville generating stations.  These facilities are currently under construction and the proceeds from the borrowing have been placed in escrow with the trustee (the Bank of New York) and are being drawn upon only as facilities are built and qualified costs are incurred.  In the event any of the proceeds are not drawn, DP&L would eventually be required to return the unused proceeds to bondholders.  DP&L expects to draw down the remaining available funds from this borrowing over the next two years.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five year term that expires on November 21, 2011 and that provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at December 31, 2007.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2007, DP&L had no outstanding letters of credit against the facility.

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

During the second quarter ended June 30, 2007, DPL entered into a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, and an additional $70 million during the fourth quarter ended December 31, 2007, leaving a current outstanding balance of $20 million.  This short-term loan does not affect our debt covenants.  There are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L and their subsidiaries.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

Credit Ratings

Currently, DPL’s senior unsecured and DP&L’s senior secured debt credit ratings are as follows:

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Stable	March 2007
Moody’s Investors Service	Baa2	A2	Stable	November 2007
Standard & Poor’s Corp.	BBB-	BBB+	Stable	February 2007

Off-Balance Sheet Arrangements

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with our wholly-owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

At December 31, 2007, DPL had $33.3 million of guarantees to third parties for future financial or performance assurance under such agreements, on behalf of DPLE.  The guarantee arrangements entered into by DPL with these third parties cover all present and future obligations of DPLE to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our consolidated balance sheets was $0.5 million at December 31, 2007.

In two separate transactions in November and December 2006, DPL also agreed to be a guarantor of the obligations of DPLE regarding the sale in April 2007 of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2008	2009	2010
Darby	$23.0	$15.3	$7.7

Greenville	$11.1	$7.4	$3.7

We believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses associated with any of the above guarantees of DPLE’s obligations.

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2007, DP&L could be responsible for the repayment of 4.9%, or $36.5 million, of a $745 million debt obligation that matures in 2026.

Other than the guarantees discussed above, DPL and DP&L do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on results of operations, financial condition, or cash flows.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2007, these include:

		Payment Year
$ in millions	Total	2008	2009-2010	2011-2012	Thereafter
DPL Inc.

Long-term debt	$1,641.8	$100.0	$175.0	$297.4	$1,069.4
Interest payments	1,154.9	96.3	163.4	132.6	762.6
Pension and postretirement payments	234.7	22.4	45.5	46.4	120.4
Capital leases	2.0	0.7	1.3	—	—
Operating leases	0.6	0.3	0.2	0.1	—
Coal contracts (a)	874.0	321.5	507.5	45.0	—
Limestone contracts	57.0	4.3	10.5	11.2	31.0
Reserve for uncertain tax positions	65.3	—	65.3	—	—
Other contractual obligations	220.0	154.0	56.1	7.5	2.4
Total contractual obligations	$4,250.3	$699.5	$1,024.8	$540.2	$1,985.8

DP&L

Long-term debt	$874.4	$—	$—	$—	$874.4
Interest payments	685.0	43.6	87.3	87.3	466.8
Pension and postretirement payments	234.7	22.4	45.5	46.4	120.4
Capital leases	2.0	0.7	1.3	—	—
Operating leases	0.6	0.3	0.2	0.1	—
Coal contracts (a)	874.0	321.5	507.5	45.0	—
Limestone contracts	57.0	4.3	10.5	11.2	31.0
Reserve for uncertain tax positions	65.3	—	65.3	—	—
Other contractual obligations	220.0	154.0	56.1	7.5	2.4
Total contractual obligations	$3,013.0	$546.8	$773.7	$197.5	$1,495.0

(a)   DP&L-operated units

Long-term debt:

DPL’s long-term debt as of December 31, 2007, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.

DP&L’s long-term debt as of December 31, 2007, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.  During 2007, DP&L entered into $90.0 million of long-term tax-exempt pollution control bonds due in 2040.

See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of December 31, 2007, DPL, through its principal subsidiary, DP&L, had estimated future benefit payments as outlined in Note 9 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2017.

Capital leases:

As of December 31, 2007, DPL, through its principal subsidiary, DP&L, had one capital lease that expires in September 2010.

Operating leases:

As of December 31, 2007, DPL, through its principal subsidiary, DP&L, had several operating leases with various terms and expiration dates.

Coal contracts:

DPL, through its principal subsidiary, DP&L, has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DPL, through its principal subsidiary, DP&L, has entered into various limestone contracts to supply limestone for its generating facilities.

Reserve for uncertain tax positions:

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of December 31, 2007, our total reserve for uncertain tax positions is $65.3 million including interest ($42.5 million net of federal tax benefit).  See Note 1 of Notes to Consolidated Financial Statements.

Other contractual obligations:

As of December 31, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At December 31, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  At December 31, 2007, there were no borrowings outstanding under this credit agreement.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.

MARKET RISK

During the conduct of our business, we are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emissions and gas, and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition, and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Our Risk Management Committee (RMC) is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The RMC meets on a regular basis with the objective of identifying, assessing, and quantifying material risk issues and developing strategies to manage these risks.

Commodity Pricing Risk

Recently, the coal market has experienced unprecedented price increases.  To highlight the significance of this volatility, the coal settle price on the New York Mercantile Exchange (NYMEX) increased significantly during the first few weeks of 2008.  We are now in a market for coal that clears on international, rather than solely domestic supply and consumption.  Our domestic price is increasingly affected by international supply disruptions and demand balance.  Exports from the U.S. have increased in recent years and most significantly during the last six months.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  We have responded to increases in the price of coal by entering into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not able to hedge against price volatility, our results of operations, financial position or cash flows could be materially affected.

Approximately 12% of DPL’s and 22% of DP&L’s 2007 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of December 31, 2007, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately an $11 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of December 31, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $22 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in 2007 and 2006 were 54% and 46%, respectively.   DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in 2007 and 2006 were 54% and 52%, respectively.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2008 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2008 due to planned emission control upgrades.  We do not expect to purchase SO2 allowances for 2008.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion, and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOX allowances for 2008.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on higher volume and price, fuel costs are forecasted to be 15% to 25% higher in 2008 compared to 2007.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of December 31, 2007, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $34 million increase or decrease to net income.  As of December 31, 2007, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $35 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  The Company has both fixed and variable rate long-term debt; our variable rate debt is comprised of publicly held secured notes.  The variable rate bonds bear interest based on a prevailing rate determined via auction and which is applicable during each 35 day auction period.  The auction rate is, among other factors, driven by market demand, supply, market interest rates and other economic conditions.

DP&L’s variable rate bonds were issued with bond insurance, a credit enhancement feature that enabled these bonds to be issued with a ‘AAA’ credit rating.  Bond insurance for DP&L’s bonds was provided by the Financial Guaranty Insurance Company (FGIC).  On January 30, 2008, FGIC’s credit rating was downgraded by Fitch Ratings from ‘AAA’ to ‘AA’ and remains on negative ratings watch.  On January 31, 2008, FGIC’s credit rating was downgraded by Standard & Poor’s from ‘AAA’ to ‘AA’ and placed on credit watch.  On February 14, 2008, FGIC’s credit rating was downgraded by Moody’s from ‘Aaa to A3’.  These downgrades, as well as the recent downgrades or pending downgrades of other major bond insurers, could result in DP&L’s variable rate bonds having substantially higher interest rate in succeeding auctions and increase the risk that these bonds may have a failed auction.  The maximum interest rate is capped at 12%.  Management will continue to evaluate the current market conditions.  If these conditions do not improve, we may redeem our variable rate bonds and issue fixed rate bonds. We have sufficient liquidity to redeem the variable rate bonds using cash on hand or through funds available to us by our revolving credit line until fixed rate bonds are issued.

The carrying value of DPL’s debt was $1,642.2 million at December 31, 2007, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,664.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about our debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DPL Inc							Carrying value at	Fair value at
							December 31,	December 31,
$ in millions	2008	2009	2010	2011	2012	Thereafter	2007	2007
Long-term debt
Variable auction rate debt	$—	$—	$—	$—	$—	$90.0	$90.0	$90.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	5.0%	5.0%
Fixed-rate debt	$100.7	$175.7	$0.6	$297.4	$—	$977.8	$1,552.2	$1,574.3
Average interest rate	6.3%	8.0%	6.1%	6.9%	0.0%	5.6%	6.2%

Total							$1,642.2	$1,664.3

The carrying value of DP&L’s debt was $875.3 million at December 31, 2007, consisting of our first mortgage bonds, our tax-exempt pollution control bonds, and our capital leases.  The fair value of this debt was $871.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about our debt obligations that are sensitive to interest rate changes:

Principal Payments and Interest Rate Detail by Contractual Maturity Date

DP&L							Carrying value at	Fair value at
							December 31,	December 31,
$ in millions	2008	2009	2010	2011	2012	Thereafter	2007	2007
Long-term debt
Variable auction rate debt	$—	$—	$—	$—	$—	$90.0	$90.0	$90.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	5.0%	5.0%

Fixed-rate debt	$0.7	$0.7	$0.6	$—	$—	$783.3	$785.3	$781.5
Average interest rate	6.1%	6.1%	6.1%	0.0%	0.0%	5.0%	5.1%

Total							$875.3	$871.5

Debt maturities for DPL and DP&L in 2008 are expected to be financed with internal funds.

Debt retirements occurring in 2008 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

CRITICAL ACCOUNTING ESTIMATES

DPL’s and DP&L’s consolidated financial statements are prepared in accordance with US GAAP.  In connection with the preparation of these financial statements, our management is required to make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and the related disclosure of contingent liabilities.  These assumptions, estimates and judgments are based on our historical experience and assumptions that we believed to be reasonable at the time.  However, because future events and their effects cannot be determined with certainty, the determination of estimates requires the exercise of judgment.  Our critical accounting estimates are those which require assumptions to be made about matters that are highly uncertain.

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; income taxes; valuation of regulatory assets and liabilities; the valuation of insurance and claims costs; the valuation of assets and liabilities related to employee benefits; and the valuation of contingent and other obligations.

Impairments and Assets Held for Sale:  In accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS 144), long-lived assets to be held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.  When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset.  We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available or independent appraisals, if required.  In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values.  An impairment loss is recognized, if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows.  The measurement of impairment loss is the difference between the carrying amount and fair value of the asset.  Long-lived assets to be disposed of and/or held for sale are reported at the lower of carrying amount or fair value less cost to sell.  We determine the fair value of these assets in the same manner as described for assets held and used.

Revenue Recognition (including Unbilled Revenue): We consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collection is reasonably assured.  The determination of the energy sales to customers is based on the reading of their meters, which occurs on a systematic basis throughout the month.  We recognize revenues using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed.  This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities.  At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, projected line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class.  Given our estimation method and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Income Taxes:  Judgment and the use of estimates are required in developing the provision for income taxes and reporting of tax-related assets and liabilities. The interpretation of tax laws involves uncertainty, since tax authorities may interpret them differently. Ultimate resolution of income tax matters may result in favorable or unfavorable impacts to net income and cash flows and adjustments to tax-related assets and liabilities could be material.  Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. Taking into consideration the uncertainty and judgment involved in the determination and filing of income taxes, FIN 48 establishes standards for recognition and measurement, in financial statements, of positions taken, or expected to be taken, by an entity in its income tax returns. Positions taken by an entity in its income tax returns that are recognized in the financial statements must satisfy a more-likely-than-not recognition threshold, assuming that the position will be examined by taxing authorities with full knowledge of all relevant information.

Deferred income tax assets and liabilities are provided, representing future effects on income taxes for temporary differences between the bases of assets and liabilities for financial reporting and tax purposes. We evaluate quarterly the probability of realizing deferred tax assets by reviewing a forecast of future taxable income and the availability of tax planning strategies that can be implemented, if necessary, to realize deferred tax assets. Failure to achieve forecasted taxable income or successfully implement tax planning strategies may affect the realization of deferred tax assets.

Regulatory Assets and Liabilities:  Application of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) requires us to reflect the effect of rate regulation in our Financial Statements. For regulated businesses subject to federal or state cost-of-service rate regulation, regulatory practices that assign costs to accounting periods may differ from accounting methods generally applied by nonregulated companies. When it is probable that regulators will permit the recovery of current costs through future rates charged to customers, we defer these costs as regulatory assets that otherwise would be expensed by nonregulated companies. Likewise, we recognize regulatory liabilities when it is probable that regulators will require customer refunds through future rates and when revenue is collected from customers for expenditures that are not yet incurred. Regulatory assets are amortized into expense and regulatory liabilities are amortized into income over the recovery period authorized by the regulator.

We evaluate whether or not recovery of our regulatory assets through future rates is probable and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be written off in the period such assessment is made. We currently believe the recovery of our regulatory assets is probable. See Note 3 of our Consolidated Financial Statements.

Asset Retirement Obligations:  In accordance with FASB Statement of Financial Accounting Standards No.143, “Accounting for Asset Retirement Obligations” (SFAS 143) and FASB Interpretation No. 47 (FIN No. 47), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143,” legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred.  Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset.  SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, must be removed from a company’s accumulated depreciation reserve.  We make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, and expenses as they relate to asset retirement obligations.  These assumptions and estimates are based on historical experience and assumptions that we believe to be reasonable at the time.

Insurance and Claims Costs:  In addition to insurance provided through third-party providers, our wholly-owned captive subsidiary (MVIC) provides insurance coverage solely to us and to our subsidiaries.  Insurance and Claims Costs on the consolidated balance sheets includes insurance reserves of approximately $20.0 million and $22.0 million for 2007 and 2006, respectively, based on actuarial methods and loss experience data.  Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of insured events occurring.  There is uncertainty associated with the loss estimates, and actual results may differ from the estimates.  Modification of these loss estimates, based on experience and changed circumstances, is reflected in the period in which the estimate is re-evaluated.

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

In 2008, we are maintaining our long-term rate of return assumptions of 8.50% for pension and 6.00% for other postretirement benefits assets that reflect the effect of recent trends on our long-term view.  We are also maintaining our assumed discount rate of 5.75% for pension and postretirement benefits expense to reflect current interest rate conditions.  Changes in other components used in the determination of pension and postretirement benefits costs will result in a decrease of pension costs of $2.5 million, excluding any special adjustments required under SFAS 88.  We do not anticipate any special adjustments to expense in 2008.

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

Contingent and Other Obligations:  During the conduct of our business, we are subject to a number of federal and state laws and regulations, as well as other factors and conditions that potentially subject us to environmental, litigation, insurance, and other risks.  We periodically evaluate our exposure to such risks and record reserves for those matters where a loss is considered probable and reasonably estimable in accordance with generally accepted accounting principles. In recording such reserves, we may make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, and expenses as they relate to contingent and other obligations.  These assumptions and estimates are based on historical experience and assumptions and may be subject to change.  We, however, believe such estimates and assumptions to be reasonable at the time.

LEGAL AND OTHER MATTERS

A discussion of LEGAL AND OTHER MATTERS is described in Note 18 of Notes to Consolidated Financial Statements and in Item 3 - LEGAL PROCEEDINGS.  Such discussions are incorporated by reference in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

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

Item 8 – Financial Statements and Supplementary Data

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 92% of DPL’s total consolidated asset base.  Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

DPL INC.

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	For the years ended December 31,
$ in millions except per share amounts	2007	2006	2005

Revenues	$1,515.7	$1,393.5	$1,284.9

Cost of revenues:
Fuel	328.2	349.1	336.9
Purchased power	287.2	159.0	133.3
Total cost of revenues	615.4	508.1	470.2

Gross margin	900.3	885.4	814.7

Operating expenses:
Operation and maintenance	272.8	265.4	219.0
Impairment of peaking stations	—	71.0	—
Depreciation and amortization	134.8	151.8	147.3
General taxes	111.8	108.6	107.3
Amortization of regulatory assets	10.8	7.6	2.0
Total operating expenses	530.2	604.4	475.6

Operating income	370.1	281.0	339.1

Other income / (expense), net
Investment income	11.3	17.8	50.9
Net gain on settlement of executive litigation	31.0	—	—
Interest expense	(81.0)	(102.2)	(137.7)
Charge for early redemption of debt	—	—	(61.2)
Other income (deductions)	2.9	(1.2)	13.5
Total other income / (expense), net	(35.8)	(85.6)	(134.5)

Earnings from continuing operations before income tax	334.3	195.4	204.6

Income tax expense	122.5	69.8	79.9
Earnings from continuing operations	211.8	125.6	124.7
Earnings from discontinued operations, net of tax	10.0	14.0	52.9
Cumulative effect of accounting change, net of tax	—	—	(3.2)
Net Income	$221.8	$139.6	$174.4

Average number of common shares outstanding (millions)
Basic	107.9	112.3	121.0
Diluted	117.8	121.9	129.1

Earnings per share of common stock
Basic:
Earnings from continuing operations	$1.97	$1.12	$1.03
Earnings from discontinued operations	0.09	0.12	0.44
Cumulative effect of accounting change	—	—	(0.03)
Total Basic	$2.06	$1.24	$1.44

Diluted:
Earnings from continuing operations	$1.80	$1.03	$0.97
Earnings from discontinued operations	0.08	0.12	0.41
Cumulative effect of accounting change	—	—	(0.03)
Total Diluted	$1.88	$1.15	$1.35

Dividends paid per share of common stock	$1.04	$1.00	$0.96

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
$ in millions	2007	2006	2005
Cash flows from operating activities:
Net income	$221.8	$139.6	$174.4
Less: Income from discontinued operations	(10.0)	(14.0)	(52.9)
Income from continuing operations	211.8	125.6	121.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134.8	151.8	147.3
Impairment of peaking stations	—	71.0	—
Amortization of regulatory assets, net	10.8	7.6	2.0
Gain on settlement of executive litigation	(31.0)	—	—
Gain on sale of aircraft	(6.0)	—	—
Charge for early redemption of debt	—	—	61.2
Cumulative effect of accounting change, net of tax	—	—	3.2
Deferred income taxes	0.3	(32.7)	(7.1)
Captive insurance provision	(1.9)	(2.4)	(0.6)
Gain on sale of other investments	—	(2.2)	(28.8)
Changes in certain assets and liabilities:
Accounts receivable	(19.1)	(36.4)	(12.5)
Accounts payable	(0.5)	19.9	(22.2)
Accrued taxes payable	21.3	(12.7)	15.0
Accrued interest payable	(9.4)	4.9	(13.2)
Prepayments	(0.9)	5.4	2.2
Inventories	(19.6)	(5.2)	(8.0)
Deferred compensation assets	3.3	0.4	4.4
Deferred compensation obligations	1.1	2.3	7.4
Other	23.1	(10.5)	31.8
Net cash provided by operating activities	318.1	286.8	303.6

Cash flows from investing activities:
Capital expenditures	(346.2)	(335.6)	(169.6)
Proceeds from sale of property - peakers	151.0	—	—
Proceeds from sale of property - aircraft	7.4	—	—
Purchases of short-term investments and securities	—	(856.0)	(641.2)
Sales of short-term investments and securities	—	984.0	642.5
Cash flow from discontinued operations	—	—	868.4
Net cash (used for)/provided by investing activities	(187.8)	(207.6)	700.1

Cash flows from financing activities:
Issuance of long-term debt, net	—	—	211.2
Exercise of stock options	14.6	7.8	22.7
Tax impact related to exercise of stock options	1.3	1.9	—
Retirement of long-term debt	(225.0)	—	(673.8)
Premiums paid for early redemption of debt	—	—	(54.7)
Retirement of preferred securities	—	—	(0.1)
Issuance of pollution control bonds	90.0	100.0	—
Pollution control bond proceeds held in trust	(90.0)	(100.0)	—
Withdrawal of restricted funds held in trust, net	63.2	89.9	—
Dividends paid on common stock	(111.7)	(112.4)	(115.3)
Issuance of short-term debt	95.0	—	—
Retirement of short-term debt	(95.0)	—	—
Purchase of Company’s common stock	—	(400.0)	—
Net cash used for financing activities	(257.6)	(412.8)	(610.0)

Cash and cash equivalents:
Net change	(127.3)	(333.6)	393.7
Balance at beginning of period	262.2	595.8	202.1
Cash and cash equivalents at end of period	$134.9	$262.2	$595.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$87.8	$91.4	$146.1
Income taxes paid, net	$115.6	$113.6	$71.2
Non-cash financing and investing activities:
Restricted funds held in trust	$37.0	$10.1	$—
Capital expenditures financed by payables	$45.6	$43.0	$23.1

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$134.9	$262.2
Restricted funds held in trust	37.0	10.1
Accounts receivable, less provision for uncollectible accounts of $1.5 and $1.4, respectively	241.2	225.0
Inventories, at average cost	105.0	85.4
Taxes applicable to subsequent years	48.0	48.0
Other current assets	11.8	37.7
Total current assets	577.9	668.4

Property:
Held and used:
Property, plant and equipment	5,011.6	4,718.5
Less: Accumulated depreciation and amortization	(2,234.6)	(2,159.2)
Total net property held and used	2,777.0	2,559.3

Assets held for sale (Note 5):
Property, plant and equipment	—	283.5
Less: Accumulated depreciation and amortization	—	(132.3)
Total net property held for sale	—	151.2

Other noncurrent assets:
Regulatory assets (Note 3)	165.2	169.0
Other assets	46.5	64.3
Total other noncurrent assets	211.7	233.3

Total Assets	$3,566.6	$3,612.2

See Notes to Consolidated Financial Statements.

DPL INC.

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2007	2006

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt	$100.7	$225.9
Accounts payable	163.1	169.4
Accrued taxes	110.8	155.2
Accrued interest	25.8	35.2
Other current liabilities	27.2	38.3
Total current liabilities	427.6	624.0

Noncurrent liabilities:
Long-term debt	1,541.5	1,551.8
Deferred taxes	374.9	355.2
Unamortized investment tax credit	40.7	43.6
Insurance and claims costs	20.0	21.9
Other deferred credits	266.3	280.7
Total noncurrent liabilities	2,243.4	2,253.2

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 17)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:

	December 2007	December 2006
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	113,558,444	113,018,972	1.1	1.1
Warrants			50.0	50.0
Common stock held by employee plans			(39.7)	(69.0)
Accumulated other comprehensive loss			(9.2)	(6.5)
Retained earnings			870.5	736.5
Total common shareholders’ equity			872.7	712.1

Total Liabilities and Shareholders’ Equity			$3,566.6	$3,612.2

See Notes to Consolidated Financial Statements.

DPL Inc.

Consolidated Statements of Shareholders’ Equity

					Common
					Stock	Accumulated
	Common Stock (a)		Other		Held by	Other
	Outstanding		Paid-in		Employee	Comprehensive	Retained
$ in millions	Shares	Amount	Capital	Warrants	Plans	Income	Earnings	Total

Beginning balance	126,501,404	$1.3	$15.8	$50.0	$(85.7)	$65.5	$997.1	$1,044.0

2005:
Net income							174.4
Unrealized losses on financial instruments, net of reclassification adjustments						(15.3)
Unrealized losses on foreign currency translation adjustments						(46.3)
Unrealized losses on cash flow hedges						(3.4)
Minimum pension liability						(63.0)
Deferred income taxes related to unrealized gains (losses)						48.2
Total comprehensive income								94.6
Common stock dividends (b)							(115.3)	(115.3)
Treasury shares purchased (c)			(10.6)					(10.6)
Treasury stock reissued	1,025,000		16.9				5.8	22.7
Employee / Director stock plans			3.0		(0.4)			2.6
Other						0.1		0.1
Ending balance	127,526,404	$1.3	$25.1	$50.0	$(86.1)	$(14.2)	$1,062.0	$1,038.1

2006:
Net income							139.6
Unrealized gains on financial instruments, net of reclassification adjustments						1.6

Unrealized gains on cash flow hedges						0.7
Minimum pension liability						11.8
Deferred income taxes related to unrealized gains (losses)						(29.9)
Total comprehensive income								123.8
Common stock dividends (b)							(112.4)	(112.4)
Treasury shares purchased (c)	(14,862,432)	(0.1)	(389.3)					(389.4)
Treasury stock reissued	355,000		360.4				(352.6)	7.8
Tax effects to equity			1.8					1.8
Employee / Director stock plans			1.8		17.1		(0.1)	18.8
Other		(0.1)	0.2					0.1
FAS 158 adjustment						23.5		23.5
Ending balance	113,018,972	$1.1	$(0.0)	$50.0	$(69.0)	$(6.5)	$736.5	$712.1

2007:
Net income							221.8
Unrealized losses on financial instruments, net of reclassification adjustments						(1.4)
Unrealized losses on cash flow hedges						(7.2)
Minimum pension liability						3.4
Deferred income taxes related to unrealized gains (losses)						2.5
Total comprehensive income								219.1
Common stock dividends (b)							(111.7)	(111.7)
Treasury stock reissued	539,472		(8.0)				24.0	16.0
Tax effects to equity			1.3					1.3
Employee / Director stock plans			6.6		29.2		(0.1)	35.7
Other			0.1		0.1			0.2
Ending balance	113,558,444	$1.1	$(0.0)	$50.0	$(39.7)	$(9.2)	$870.5	$872.7

(a)  $0.01 par value, 250,000,000 shares authorized.

(b)  Common stock dividends per share were $0.96 in 2005, $1.00 in 2006, and $1.04 in 2007.

(c)  Number of shares outstanding at December 31, 2005 were not affected by the December 30, 2005 transaction to purchase 406,000  shares as the share repurchase was settled in early January 2006. DPL completed the share repurchase program in August 2006.

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	For the years ended December 31,
$ in millions except per share amounts	2007	2006	2005

Revenues	$1,507.4	$1,385.2	$1,276.9

Cost of revenues:
Fuel	315.4	335.2	317.9
Purchased power	300.3	171.9	147.1
Total cost of revenues	615.7	507.1	465.0

Gross margin	891.7	878.1	811.9

Operating expenses:
Operation and maintenance	271.0	231.7	198.3
Depreciation and amortization	124.5	130.0	123.9
General taxes	110.3	106.3	105.1
Amortization of regulatory assets	10.8	7.6	2.0
Total operating expenses	516.6	475.6	429.3

Operating income	375.1	402.5	382.6

Other income / (expense), net
Investment income	23.7	6.7	6.1
Net gain on settlement of executive litigation	35.3	—	—
Interest expense	(22.3)	(23.4)	(38.1)
Charge for early redemption of debt	—	—	(4.1)
Other income (deductions)	2.9	(1.2)	6.6
Total other income / (expense), net	39.6	(17.9)	(29.5)

Earnings before income tax and cumulative effect of accounting change	414.7	384.6	353.1

Income tax expense	143.1	142.2	138.1

Earnings before cumulative effect of accounting change	271.6	242.4	215.0

Cumulative effect of accounting change, net of tax	—	—	(3.2)

Net Income	$271.6	$242.4	$211.8

Preferred dividends	0.9	0.8	0.9

Earnings on common stock	$270.7	$241.6	$210.9

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

$ in millions	For the years ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$271.6	$242.4	$211.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124.5	130.0	123.9
Gain on settlement of executive litigation	(35.3)	—	—
Gain on transfer of assets to pension	(14.8)	—	—
Amortization of regulatory assets	10.8	7.6	2.0
Deferred income taxes	(3.0)	(16.3)	(13.3)
Charge for early redemption of debt	—	—	4.1
Cumulative effect of accounting change, net of tax	—	—	3.2
Changes in certain assets and liabilities:
Accounts receivable	(18.9)	(29.0)	(17.1)
Accounts payable	1.9	21.4	(4.0)
Net receivable~~s~~ / payable from / to parent	0.5	0.5	(0.1)
Accrued taxes payable	19.6	0.5	31.5
Accrued interest payable	0.3	1.3	(0.9)
Prepayments	—	5.5	2.3
Inventories	(20.6)	(5.2)	(7.9)
Deferred compensation assets	3.4	2.5	0.7
Deferred compensation obligations	1.1	0.1	6.7
Other	11.9	(17.5)	13.4
Net cash provided by operating activities	353.0	343.8	356.3

Cash flows from investing activities:
Capital expenditures	(343.2)	(332.9)	(167.9)
Net cash used for investing activities	(343.2)	(332.9)	(167.9)

Cash flows from financing activities:
Issuance of long-term debt, net	—	—	210.4
Issuance of short-term debt	105.0	—	—
Payment of short-term debt	(85.0)	—	—
Issuance of pollution control bonds	90.0	100.0	—
Pollution control bond proceeds held in trust	(90.0)	(100.0)	—
Withdrawal of restricted funds held in trust, net	63.2	89.9	—
Retirement of long-term debt	—	—	(218.9)
Dividends paid on preferred stock	(0.9)	(0.9)	(0.9)
Dividends paid on common stock to parent	(125.0)	(100.0)	(150.0)
Net cash used for financing activities	(42.7)	(11.0)	(159.4)

Cash and cash equivalents:
Net change	(32.9)	(0.1)	29.0
Balance at beginning of period	46.1	46.2	17.2
Cash and cash equivalents at end of period	$13.2	$46.1	$46.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$18.5	$77.9	$36.5
Income taxes paid, net	$114.7	$158.1	$119.0
Non-cash financing activities:
Restricted funds held in trust	$37.0	$10.1	$—
Capital expenditures financed by payables	$45.6	$43.0	$23.1

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2007	2006

ASSETS

Current assets:
Cash and cash equivalents	$13.2	$46.1
Restricted funds held in trust	37.0	10.1
Accounts receivable, less provision for uncollectible accounts of $1.5 and $1.4,
respectively	221.8	205.6
Inventories, at average cost	103.6	83.0
Taxes applicable to subsequent years	48.0	48.0
Other current assets	13.4	38.2

Total current assets	437.0	431.0

Property:
Property, plant and equipment	4,757.0	4,450.6
Less: Accumulated depreciation and amortization	(2,159.1)	(2,079.0)

Net property	2,597.9	2,371.6

Other noncurrent assets:
Regulatory assets	165.2	169.0
Other assets	76.6	118.7

Total other noncurrent assets	241.8	287.7

Total Assets	$3,276.7	$3,090.3

See Notes to Consolidated Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY

CONSOLIDATED BALANCE SHEETS

	At December 31,
$ in millions	2007	2006

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$0.9
Accounts payable	161.9	166.2
Accrued taxes	112.7	159.6
Accrued interest	12.9	12.6
Short-term debt owed to parent	20.9	—
Other current liabilities	26.9	35.4
Total current liabilities	336.0	374.7

Noncurrent liabilities:
Long-term debt	874.6	785.2
Deferred taxes	367.0	360.2
Unamortized investment tax credit	40.7	43.6
Other deferred credits	266.2	272.5
Total noncurrent liabilities	1,548.5	1,461.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 17)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	784.8	783.7
Accumulated other comprehensive income	6.5	15.1
Retained earnings	577.6	432.0
Total common shareholder’s equity	1,369.3	1,231.2

Total Liabilities and Shareholder’s Equity	$3,276.7	$3,090.3

See Notes to Consolidated Financial Statements.

The Dayton Power and Light Comany

Consolidated Statements of Share holder‘s Equity

				Accumulated
	Common Stock (a)		Other	Other
	Outstanding		Paid-in	Comprehensive	Retained
$ in millions	Shares	Amount	Capital	Income	Earnings	Total

Beginning balance	41,172,173	$0.4	$782.9	$43.1	$229.7	$1,056.1

2005:
Net income					211.8
Unrealized gains on financial instruments, net of reclassification adjustments				1.9
Unrealized losses on cash flow hedges				(3.4)
Minimum pension liability				(63.0)
Deferred income taxes related to unrealized gains (losses)				26.4
Total comprehensive income						173.7
Common stock dividends					(150.0)	(150.0)
Preferred stock dividend					(0.9)	(0.9)
Employee / Director stock plans			0.5			0.5
Other				0.1	(0.1)	—
Ending balance	41,172,173	$0.4	$783.4	$5.1	$290.5	$1,079.4

2006:
Net income					242.4
Unrealized gains on financial instruments, net of reclassification adjustments				3.9
Unrealized gains on cash flow hedges				0.7
Minimum pension liability				11.8
Deferred income taxes related to unrealized gains (losses)				(30.2)
Total comprehensive income						228.6
Common stock dividends					(100.0)	(100.0)
Preferred stock dividend					(0.8)	(0.8)
Tax effects to equity			1.8			1.8
Employee / Director stock plans			(1.6)			(1.6)
Other			0.1		(0.1)	—
FAS 158 adjustment				23.8		23.8
Ending balance	41,172,173	$0.4	$783.7	$15.1	$432.0	$1,231.2

2007:
Net income					271.6
Unrealized losses on financial instruments, net of reclassification adjustments				(11.9)
Unrealized losses on cash flow hedges				(7.2)
Minimum pension liability				3.5
Deferred income taxes related to unrealized gains (losses)				7.1
Total comprehensive income						263.1
Common stock dividends					(125.0)	(125.0)
Preferred stock dividends					(0.9)	(0.9)
Tax effects to equity			1.3			1.3
Employee / Director stock plans			(0.3)			(0.3)
Other			0.1	(0.1)	(0.1)	(0.1)
Ending balance	41,172,173	$0.4	$784.8	$6.5	$577.6	$1,369.3

(a)  50,000,000 shares authorized.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

This report includes the combined filing of DPL and DP&L. DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 92% of DPL’s total consolidated asset base. Throughout this report the terms we, us, our and ours are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

DPL’s results of operations, financial position and cash flows, includes the consolidated results of its subsidiaries, including its principal subsidiary DP&L and all of its consolidated subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation. Some of the Notes presented in this report are only applicable to DPL or DP&L as indicated. The other Notes apply to both registrants and the financial information presented is segregated by registrant.

1. Summary of Significant Accounting Policies and Overview

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L). DP&L is a public utility incorporated in 1911 under the laws of Ohio. DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 515,000 retail customers. DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE, one of DPL’s wholly-owned subsidiaries). Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense. DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area. DP&L sells any excess energy and capacity into the wholesale market.

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

DPL and DP&L conduct their principal business in one business segment – Electric.

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

Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the revenue and expenses of the period reported.  We record liabilities for probable estimated losses in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances that may affect our financial position and results of operations.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; the valuation allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies and assets and liabilities related to employee benefits.

Reclassifications

During the fourth quarter of 2007 we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.  As a result of these reclassifications, cash provided by operating activities for DPL decreased by $21.9 million from $308.7 million to $286.8 million and $10.5 million from $314.1 million to $303.6 million for the years ended December 31, 2006 and 2005, respectively. This same adjustment also decreased cash used for capital expenditures from investing activities to $335.6 million from $357.5 million in 2006 and to $169.6 million from $180.1 million in 2005.  Cash provided by operating activities for DP&L decreased by $21.9 million from $365.7 million to $343.8 million and $10.5 million from $366.8 million to $356.3 million for the years ended December 31, 2006 and 2005, respectively. This same adjustment also decreased cash used for capital expenditures from investing activities to $332.9 million from $354.8 million in 2006 and to $167.9 million from $178.4 million in 2005. The reclassifications did not impact operating income or net income, working capital, any earnings per share measures or net change in cash and cash equivalents as previously reported.

Revenues

We record revenue for services provided but not yet billed to more closely match revenues with expenses. Accounts receivable on DPL’s consolidated balance sheets include unbilled revenue of $68.4 million and $68.7 million in 2007 and 2006, respectively. Accounts receivable on DP&L’s consolidated balance sheets include unbilled revenue of $60.5 million and $61.0 million in 2007 and 2006, respectively. Also included in revenues are amounts charged to customers through a surcharge for recovery of uncollected amounts from certain eligible low-income households. These charges for both DPL and DP&L were $13.1 million for 2007, $11.9 million for 2006, and $6.2 million for 2005.

Accounts Receivable

Our accounts receivable includes utility customer receivables, amounts due from our partners for jointly-owned property, wholesale and subsidiary customer receivables, and electric unbilled revenue. We also include miscellaneous accounts receivables such as refundable franchise taxes. The amount is presented net of a provision for uncollectible accounts in the accompanying consolidated balance sheets.

Allowance for Uncollectible Accounts

We establish provisions for uncollectible accounts using both historical average credit loss percentages of accounts receivable balances to project future losses and specific provisions for known credit issues.

Property, Plant and Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment. Property, plant and equipment are stated at cost. For regulated property, cost includes direct labor and material, allocable overhead costs and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC ceases at either project completion or as of the date specified by regulators. AFUDC capitalized in 2007, 2006, and 2005 was not material.

For unregulated property, cost includes direct labor, material and overhead costs and interest capitalized during construction using FASB Statement of Accounting Standard No. 34, “Capitalization of Interest Cost.” Capitalized interest was $21.8 million in 2007, $12.9 million in 2006 and $2.6 million in 2005.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated Depreciation and Amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation

Depreciation expense is calculated using the straight-line method, which depreciates the cost of property over its estimated useful life. For DPL’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 2.9% in 2007, 3.3% in 2006 and 3.3% in 2005. In July 2007, DPL completed a depreciation rate study for non-regulated generation property based on its property, plant and equipment balances during 2007. The results of the depreciation study concluded that DPL’s depreciation rates should be reduced due to asset lives beyond previously established lives. DPL adjusted the depreciation rates for its non-regulated generation property, effective August 1, 2007. For the period from August 1, 2007 to December 31, 2007, the reduction in depreciation expense increased income from continuing operations by approximately $9.5 million, increased net income by approximately $6.0 million, and increased basic EPS by approximately $0.06 per share. DPL’s depreciation expense was $134.8 million in 2007, $151.8 million in 2006, and $147.3 million in 2005.

The following is a summary of DPL’s property, plant and equipment with corresponding composite depreciation rates at December 31, 2007 and 2006:

DPL

$ in millions	2007	Composite Rate	2006	Composite Rate
Regulated:
Transmission	$348.2	2.4%	$343.5	2.4%
Distribution	1,104.2	3.6%	1,050.8	3.8%
General	65.0	8.9%	66.0	7.5%
Non-depreciable	56.3	0.0%	54.2	0.0%
Total regulated	$1,573.7		$1,514.5

Unregulated:
Production (a)	$3,024.4	2.6%	$3,048.0	3.2%
Other	31.0	4.7%	44.9	7.0%
Non-depreciable	18.0	0.0%	18.6	0.0%
Total unregulated	$3,073.4		$3,111.5

Total property in service	$4,647.1	2.9%	$4,626.0	3.3%
Construction work in process	364.5	0.0%	376.0	0.0%

Total property, plant and equipment	$5,011.6		$5,002.0

(a)  During 2006, DPL entered into agreements to sell 630 MW of its peaking capacity relating to the Darby and Greenville stations of which $283.5 million of the assets presented in this table were held for sale atDecember 31, 2006. Disposition of these facilities occurred during 2007.

For DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 2.8% in 2007, 3.2% in 2006, and 3.2% in 2005. DP&L’s depreciation expense was $124.5 million in 2007, $130.0 million in 2006, and $123.9 million in 2005.

The following is a summary of DP&L’s property, plant and equipment with corresponding composite depreciation rates at December 31, 2007 and 2006:

DP&L

$ in millions	2007	Composite Rate	2006	Composite Rate
Regulated:
Transmission	$348.2	2.4%	$343.5	2.4%
Distribution	1,104.2	3.6%	1,050.8	3.8%
General	65.0	8.9%	66.0	7.5%
Non-depreciable	56.3	0.0%	54.2	0.0%
Total regulated	$1,573.7		$1,514.5

Unregulated:
Production	$2,804.2	2.5%	$2,545.6	3.0%
Non-depreciable	15.3	0.0%	15.3	0.0%
Total unregulated	$2,819.5		$2,560.9

Total property in service	$4,393.2	2.8%	$4,075.4	3.2%
Construction work in process	363.8	0.0%	375.2	0.0%

Total property, plant and equipment	$4,757.0		$4,450.6

Asset Retirement Obligations

We adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143) during 2003. SFAS 143 requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. SFAS 143 also requires that components of previously recorded depreciation related to the cost of removal of assets upon retirement, whether legal asset retirement obligations or not, be removed from a company’s accumulated depreciation reserve. Our legal obligations associated with the retirement of our long-lived assets under SFAS 143 consisted primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities.

In March of 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 (FIN No. 47).” We implemented FIN No. 47 in the fourth quarter of 2005 effective January 1, 2005 for certain asset retirement obligations, primarily the removal of asbestos, at some of our generation stations. Application of FIN No. 47 resulted in an increase in our net property, plant and equipment of $1.8 million and an increase in our asset retirement obligation of $7.2 million. The difference of $5.3 million represents the before tax ($3.2 million after tax) cumulative effect of the adoption of FIN No. 47, as of January 1, 2005. The before tax impact on 2005 net income was $0.9 million ($0.5 million after tax) which consisted of $0.6 million of accretion expense and $0.3 million depreciation expense.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Management routinely updates these estimates as additional information becomes available.

Changes in the Liability for Generation Asset Retirement Obligations

$ in millions	2007	2006
Balance at January 1	$11.7	$13.2
Accretion expense	0.2	0.3
Additions	0.3	—
Settlements	(0.6)	(0.4)
Estimated cashflow revisions	0.9	(1.4)
Balance at December 31	$12.5	$11.7

We continue to record cost of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal asset retirement obligations associated with these assets. We have recorded $91.5 million and $86.2 million in estimated costs of removal at December 31, 2007 and 2006, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal expenditures actually incurred. See Note 3 of Notes to Consolidated Financial Statements.

Changes in the Liability for Transmission and Distribution Asset Retirement Obligations

$ in millions	2007	2006
Balance at January 1	$86.2	$81.7
Additions	8.0	7.8
Settlements	(2.7)	(3.3)
Balance at December 31	$91.5	$86.2

Regulatory Accounting

We apply the provisions of FASB Statement of Financial Accounting Standards No. 71, (SFAS 71) “Accounting for the Effects of Certain Types of Regulation,” to the transmission and distribution portion of our business. In accordance with SFAS 71, regulatory assets and liabilities are recorded in the consolidated balance sheets. Regulatory assets are the deferral of costs expected to be recovered in future customer rates and regulatory liabilities represent current recovery of expected future costs.

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

Inventory

Inventories, carried at average cost, include coal, limestone, oil and gas used for electric generation, and materials and supplies for utility operations. We account for our emission allowances as inventory and record emission allowance inventory at weighted average cost.  We calculate the weighted average cost by each vintage (year) for which emission allowances can be used, and charge to fuel costs the weighted average cost of emission allowances used each quarter.

In June 2007, we successfully completed the installation of flue gas desulfurization (FGD) equipment at our Killen Station and are in the process of installing similar equipment at the J.M. Stuart Station and partner-owned facilities. The installation of the FGD equipment is expected to significantly reduce our future emissions resulting in emission allowance inventory in excess of our needs. Accordingly, in fourth quarter of 2007 we began planning for and managing our excess allowances as part of our operations and will record the net gains or losses from sales of these excess allowances as income from continuing operations rather than reporting these transactions as non-operating income. There were no transactions recorded during the fourth quarter under the new policy. Prior to this, emission allowances were peripheral to the management of the business and the net gains or losses from their sale were accounted for in other income (deductions).

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

We file a consolidated U.S. federal income tax return in conjunction with our subsidiaries. The consolidated tax liability is allocated to each subsidiary as specified in our tax allocation agreement which provides a consistent, systematic and rational approach. See Note 8 of Notes to Consolidated Financial Statements.

Accounting for Uncertainty in Income Taxes

On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). There was no material impact to our overall results of operations, cash flows or financial position. A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

($ in millions)
Balance as of January 1, 2007	$56.3
Tax positions taken during prior periods	0.8
Tax positions taken during current period	—
Settlement with taxing authorities	(0.8)
Lapse of applicable statute of limitations	—
Balance as of December 31, 2007	$56.3

None of the amount of unrecognized tax benefits is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in income taxes. During 2007, we recognized $4.1 million in interest related to unrecognized tax benefits. As of December 31, 2007, $9.0 million in interest has been accrued. No penalties have been accrued as of December 31, 2007.

Taxes for calendar years 2004 through 2006 remain open to examination by the jurisdictions in which we are subject to taxation. None of the unrecognized tax benefits are expected to significantly increase or decrease within the next twelve months.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

In January 2007, we adopted Emerging Issues Task Force (EITF) No. 6-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (EITF No. 6-03). EITF No. 6-03 requires a registrant to disclose how taxes collected from customers are presented in the financial statements, i.e., gross or net. DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Results of Operations for the twelve months ended December 31, 2007, December 31, 2006 and December 31, 2005 as follows:

	Twelve Months Ended
	December 31,
$ in millions	2007	2006	2005
State/Local excise taxes	$53.2	$51.3	$52.6

Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R replaces SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees.” SFAS 123R requires a public entity to measure the cost of employee services received and paid with equity instruments to be based on the fair-value of such equity on the grant date. This cost is recognized in results of operations over the period in which employees are required to provide service. Liabilities initially incurred are based on the fair-value of equity instruments and are to be re-measured at each subsequent reporting date until the liability is ultimately settled. The fair-value for employee share options and other similar instruments at the grant date are estimated using option-pricing models and any excess tax benefits are recognized as an addition to paid-in capital. Cash retained from the excess tax benefits is presented in the statement of cash flows as financing cash inflows. The provisions of this statement became effective as of January 1, 2006. See Note 11 of Notes to Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents. DPL’s cash and cash equivalents were $134.9 million at December 31, 2007 and $262.2 million at December 31, 2006. DP&L’s cash and cash equivalents were $13.2 million at December 31, 2007 and $46.1 million at December 31, 2006. At December 31, 2007, we had $37.0 million restricted funds held in trust relating to the issuance of the $90 million pollution control bonds. These funds will be used to fund the pollution control capital expenditures.

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

Financial Derivatives

We follow FASB Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133), as amended. SFAS 133 requires that all derivatives be recognized as either assets or liabilities in the consolidated balance sheets and be measured at fair value. Changes in the fair value are recorded in earnings unless they are designated as a cash flow hedge of a forecasted transaction or qualify for the normal purchases and sales exception as discussed below.

We use forward contracts and options to reduce our exposure to changes in energy and commodity prices and as a hedge against the risk of changes in cash flows associated with expected electricity purchases. These purchases are required to meet full load requirements during times of peak demand or during planned and unplanned generation facility outages. We also hold forward sales contracts that hedge against the risk of changes in cash flows associated with power sales during periods of projected generation facility availability. We use cash flow accounting under SFAS 133 guidance when the hedge is deemed to be effective and mark to market accounting when the hedge is not effective. See Note 10 of Notes to Consolidated Financial Statements.

Captive Insurance Subsidiary

In addition to insurance provided through third-party providers, a wholly-owned captive subsidiary of DPL provides insurance coverage solely to us and to our subsidiaries. Insurance and Claims Costs on the consolidated balance sheets includes insurance reserves of approximately $20.0 million and $22.0 million for 2007 and 2006, respectively. Such reserves are actuarially determined, in the aggregate, based on a reasonable estimation of insured events occurring. There is uncertainty associated with the loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits

In September 2006, the FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (SFAS 158). This Statement requires an employer that is a business entity and sponsors one or more single-employer defined benefit plans to: recognize the funded status of a benefit plan; recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position; and disclose in the notes to financial statements additional information about certain effects on net periodic benefit costs for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. This Statement is effective for fiscal years ending after December 15, 2006, except for the measuring of plan assets at the employer’s fiscal year end, which is effective for fiscal years ending after December 15, 2008. We have adopted SFAS 158 effective December 31,

2006. We account and disclose pension and postretirement benefits in accordance with the provisions of SFAS 158. See Note 9 of Notes to Consolidated Financial Statements.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2007, cannot be reasonably determined.

Recently Issued Accounting Standards

Accounting for Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157) effective for fiscal years beginning after November 15, 2007. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 does not expand the use of fair value in any new circumstances. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (SFAS 159) effective for fiscal years beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. We will adopt SFAS 157 and SFAS 159 on January 1, 2008. We have evaluated the impact of adopting SFAS 157 and SFAS 159, and have determined they will not have a material impact on our overall results of operations, financial position or cash flows.

Amendment of FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts”

In April 2007, the FASB issued Staff Position FIN 39-1, “Amendment of FASB Interpretation 39,” (FSP FIN 39-1) effective for fiscal years beginning after November 15, 2007. We will adopt FSP FIN 39-1 on January 1, 2008. FSP FIN 39-1 amends paragraph 10 of FIN 39 to “permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph.” We have evaluated the impact of adopting FSP FIN 39-1 and have determined it will not have a material impact on our overall results of operations, financial position or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” (EITF 06-11) effective for fiscal years beginning after December 15, 2007. We will adopt EITF 06-11 on January 1, 2008. The FASB ratified the EITF consensus that a realized income tax benefit from dividends that are charged to retained earnings, and are paid to employees for equity classified non-vested equity shares, should be recognized as an increase in additional paid-in-capital and should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. We have evaluated the impact of adopting EITF 06-11 and have determined it will not have a material impact on our overall results of operations, financial position or cash flows.

Valuation of Employee Share Option Grants

In December 2007 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 110 “Valuation of Employee Share Option Grants – an Amendment of SAB No. 107” (SAB 110). SAB 110 states, that the staff will continue to accept, under certain circumstances, the use of the simplified method for estimating the term of plain vanilla stock options beyond December 31, 2007. We have evaluated the impact of adopting SAB 110 and have determined it will not have a material impact on our overall results of operations, financial position or cash flows.

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (SFAS 141R) effective for fiscal years beginning after December 15, 2008. Under SFAS 141R, an acquiring entity in a business combination is required to recognize all assets acquired and liabilities assumed in the transaction. The revised standard also establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed. The rule requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination. We are currently evaluating SFAS 141R and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51,” (SFAS 160) effective for fiscal years beginning after December 15, 2008. SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests. We are currently evaluating the impact of SFAS 160 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

2. Supplemental Financial Information

DPL Inc.

	At December 31,
$ in millions	2007	2006

Accounts receivable, net:
Unbilled revenue	$68.4	$68.7
Retail customers	69.3	65.0
Partners in commonly-owned plants	56.7	51.5
Wholesale and subsidiary customers	10.6	15.8
PJM including financial transmission rights	23.2	13.1
Refundable franchise tax	5.2	5.2
Other	9.3	7.1
Provision for uncollectible accounts	(1.5)	(1.4)
Total accounts receivable, net	$241.2	$225.0

Inventories, at average cost:
Fuel and emission allowances	$70.5	$52.4
Plant materials and supplies	34.1	32.6
Other	0.4	0.4
Total inventories, at average cost	$105.0	$85.4

Other current assets:
Deposits and other advances	$1.1	$17.8
Prepayments	5.9	13.3
Derivatives	0.4	3.2
Current deferred income taxes	2.1	2.0
Other	2.3	1.4
Total other current assets	$11.8	$37.7

Property, plant and equipment:
Construction work in process	$364.5	$376.0
Property, plant and equipment	4,647.1	4,626.0
Total property, plant and equipment (a)	$5,011.6	$5,002.0

Other deferred assets:
Master Trust assets	$9.6	$39.4
Unamortized debt expense	10.9	10.6
Commercial activities tax benefit	6.8	6.8
Investments	8.8	7.0
Prepaid pension	9.9	—
Other	0.5	0.5
Total other deferred assets	$46.5	$64.3

Accounts payable:
Trade payables	$28.7	$75.7
Fuel accruals	34.4	37.3
Other	100.0	56.4
Total accounts payable	$163.1	$169.4

Other current liabilities:
Customer security deposits	$19.2	$19.4
Low income service plan	2.2	1.9
Pension and retiree benefits payable	0.8	5.8
Financial transmission rights - future proceeds	—	2.7
Other	5.0	8.5
Total other current liabilities	$27.2	$38.3

Other deferred credits:
Asset retirement obligations - regulated property	$91.5	$86.2
Taxes payable	65.3	—
Deferred compensation obligations	20.4	76.2
Pension liabilities	12.3	37.7
Retiree health and life benefits	28.3	28.5
SECA net revenue subject to refund	20.1	18.7
Asset retirement obligations - generation property	12.5	11.7
Deferred gain on sale of portfolio	—	8.2
Litigation and claims reserve	4.3	3.4
Employee benefit reserves	4.3	4.1
Customer advances in aid of construction	3.5	3.0
Environmental reserves	0.1	0.1
Other	3.7	2.9
Total other deferred credits	$266.3	$280.7

(a)  In 2006, $283.5 of the assets presented in this table were held for sale.

DP&L

	At December 31,
$ in millions	2007	2006

Accounts receivable, net:
Retail customers	$69.4	$65.0
Partners in commonly-owned plants	56.7	51.5
Unbilled revenue	60.5	61.0
PJM including financial transmission rights	23.1	13.9
Wholesale and subsidiary customers	3.5	8.3
Refundable franchise tax	3.1	3.1
Other	7.0	4.2
Provision for uncollectible accounts	(1.5)	(1.4)
Total accounts receivable, net	$221.8	$205.6

Inventories, at average cost:
Fuel and emission allowances	$70.5	$52.4
Plant materials and supplies	32.7	30.2
Other	0.4	0.4
Total inventories, at average cost	$103.6	$83.0

Other current assets:
Deposits and other advances	$0.9	$17.0
Prepayments	7.5	15.8
Derivatives	0.4	3.2
Current deferred income taxes	2.1	0.7
Other	2.5	1.5
Total other current assets	$13.4	$38.2

Property, plant and equipment:
Construction work in process	$363.8	$375.2
Property, plant and equipent	4,393.2	4,075.4
Total property, plant and equipment	$4,757.0	$4,450.6

Other deferred assets:
Master Trust assets	$56.0	$109.0
Unamortized debt expense	9.6	8.6
Prepaid pension	9.9	—
Investments	0.6	0.6
Other	0.5	0.5
Total other deferred assets	$76.6	$118.7

Accounts payable:
Trade payables	$28.1	$74.7
Fuel accruals	34.1	36.7
Other	99.7	54.8
Total accounts payable	$161.9	$166.2

Other current liabilities:
Customer security deposits	$19.2	$19.4
Low income service plan	2.2	1.9
Financial transmission rights - future proceeds	—	2.7
Payroll taxes payable	—	0.2
Pension and retiree benefits payable	0.8	5.8
Other	4.7	5.4
Total other current liabilities	$26.9	$35.4

Other deferred credits:
Asset retirement obligations - regulated property	$91.5	$86.2
Taxes payable	65.3	—
Deferred compensation obligations	20.4	76.2
Retiree health and life benefits	31.6	28.5
Pension liabilities	8.9	37.7
SECA net revenue subject to refund	20.1	18.7
Asset retirement obligations - generation property	12.5	11.7
Litigation and claims reserve	4.3	3.4
Employee benefit reserves	4.3	4.1
Customer advances in aid of construction	3.5	3.0
Other	3.8	3.0
Total other deferred credits	$266.2	$272.5

2. Supplemental Financial Information continued

DPL Inc.

	For the years ended
$ in millions	2007	2006	2005

Cash flows - Other:
Deposits and other advances	$17.0	$(8.5)	$(0.9)
FERC transitional payment deferral	—	(1.8)	20.5
Deferred management fees	—	—	7.9
Other	6.1	(0.2)	4.3
Total cash flows - Other	$23.1	$(10.5)	$31.8

DP&L

	For the years ended
$ in millions	2007	2006	2005

Cash flows - other:
Deposits and other advances	$16.4	$(11.0)	$(2.1)
FERC transitional payment deferral	—	(1.8)	20.5
Other	(4.5)	(4.7)	(5.0)
Total cash flows - Other	$11.9	$(17.5)	$13.4

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

Regulatory liabilities are reflected on the consolidated balance sheets under the caption entitled “Other Deferred Credits”. Regulatory assets and liabilities on the consolidated balance sheets include:

	Type of	Amortization	At December 31,
$ in millions	Recovery (a)	Through	2007	2006
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$65.8	$53.1
Pension and postretirement benefits	C	Ongoing	41.5	47.1
Unamortized loss on reacquired debt	C	Ongoing	18.8	20.4
Electric Choice systems costs	F	2010	10.2	13.5
Regional transmission organization costs	C	2014	9.9	11.4
Deferred storm costs	C	2008	1.9	5.4
PJM administrative costs	F	2009	3.0	4.6
Power plant emission fees	C	Ongoing	4.7	4.5
Rate case expenses	F	2010	0.8	3.5
Settlement system costs			3.1	3.1
Utility of the future costs			1.3	—
PJM integration costs	F	2015	1.1	1.4
Other costs			3.1	1.0
Total regulatory assets			$165.2	$169.0

Regulatory Liabilities:
Asset retirement obligations - regulated property			$91.5	$86.2
Postretirement benefits			6.8	7.7
SECA net revenue subject to refund			20.1	18.7
Total regulatory liabilities			$118.4	$112.6

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

Unamortized loss on reacquired debt represents costs associated with the redemption of a series of bonds financed by another issue. These costs are being amortized over the life of the original issue.

Electric Choice systems costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers and information reports provided to the state administrator of the low-income electric program. In March 2006, the PUCO issued an order that approved our tariff as filed. We began collecting this rider immediately, and expect to recover all costs over five years.

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

PJM Interconnection, LLC (PJM) administrative costs contain the administrative fees billed by PJM to us as a member of the PJM RTO. Pursuant to a PUCO order issued on January 25, 2006, these deferred costs will be recovered over a 3-year period from retail ratepayers beginning February 2006.

Power plant emission fees represent costs paid to the State of Ohio for environmental monitoring that are or will be recovered over various periods under a PUCO rate rider from customers.

Settlement system costs represent costs to implement a settlement system that reconciles the amount of energy a competitive retail electric service (CRES) supplier delivers to its customers and what its customers actually use. Based on case precedent in other utilities’ cases, the cost of this system is recoverable through DP&L’s next transmission rate case that will be filed at the FERC. The timing of this case is uncertain at this time.

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

PJM transmission expansion costs represent costs incurred as a result of PJM Regional Transmission Expansion Plan (RTEP) cost assignments. On December 21, 2007, DP&L filed seeking PUCO authority to defer these costs for future recovery. These costs are included within Other costs.

Utility system of the future costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of advanced metering infrastructure, as well as DSM program development and various new customer programs.

Other costs include consumer education advertising regarding electric deregulation and rate case and are or will be recovered over various periods.

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

SECA (Seams Elimination Charge Adjustment) net revenue subject to refund represents our deferral of net revenues collected in 2005 and 2006. SECA revenue and expenses represent FERC-ordered transitional payments for the use of transmission lines within PJM. A hearing was held in early 2006 to determine if these transitional payments are subject to refund, but no ruling has been issued. We began receiving and paying these transitional payments in May 2005.

4. Ownership of Facilities

We and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses (as well as investments in fuel inventory, plant materials and operating supplies) and capital additions are allocated to the owners in accordance with their respective ownership interests. As of December 31, 2007, we had $356 million of construction in progress at such facilities. Our share of the operating cost of such facilities is included in the Consolidated Statement of Results of Operations, and our share of the investment in the facilities is included in the consolidated balance sheets.

Our undivided ownership interest in such facilities at December 31, 2007, is as follows:

			DP&L Investment
	DP&L Share		Gross Plant	Accumulated	Construction
		Production	In Service	Depreciation	Work in Progress
	Ownership (%)	Capacity (MW)	($ in millions)	($ in millions)	($ in millions)
Production Units:
Beckjord Unit 6	50.0	210	$63	$53	$5
Conesville Unit 4	16.5	129	33	27	35
East Bend Station	31.0	186	200	128	—
Killen Station	67.0	428	582	252	8
Miami Fort Units 7&8	36.0	360	272	105	78
Stuart Station	35.0	839	394	208	227
Zimmer Station	28.1	365	1,058	572	2
Transmission (at varying percentages)			89	50	1
Total		2,517	$2,691	$1,395	$356

DPL’s share of operating costs associated with the jointly-owned generating facilities are included within the corresponding line in Consolidated Statements of Results of Operations.

5. Assets Sales

Peaker Sales

During 2006, in connection with DPLE’s (wholly-owned subsidiary of DPL) decision to sell the Greenville Station and Darby Station electric peaking generation facilities, DPL concluded that the related assets were impaired.  Greenville Station consisted of four natural gas peaking units with a net book value of approximately $66 million. Darby Station consisted of six natural gas peaking units with a net book value of approximately $156 million. During the fourth quarter of 2006, DPL recorded a $71.0 million impairment charge to write-down the assets to their fair value. The Greenville Station and Darby Station assets were sold by DPLE in April 2007 for $49.2 million and $102.0 million, respectively, in two separate transactions.

The assets and liabilities held for sale in DPL’s consolidated balance sheet are as follows:

$ in millions	2007	2006
Current assets:
Inventories	$—	$0.2

Property:
Property, plant and equipment	$—	$283.5
Less: accumulated depreciation and amortization	$—	$(132.3)
Net property, plant and equipment	$—	$151.2

Current liabilities:
Accounts payable and accrued expenses	$—	$0.2

Aircraft Sale

On June 7, 2007, Miami Valley CTC, Inc. (indirect, wholly-owned subsidiary of DPL), sold its corporate aircraft and associated inventory and parts for $7.4 million. The net book value of the assets sold was approximately $1.0 million, and severance and other costs of approximately $0.4 million were accrued. Miami Valley CTC, Inc. recorded a net gain on the sale of approximately $6.0 million during the second quarter ending June 30, 2007, which is included in DPL’s operation and maintenance expense.

6. Discontinued Operations

	For the years ended
	December 31,
$ in millions	2007	2006	2005

Investment income	$—	$—	$41.3
Investment expenses	(0.4)	(1.3)	(9.5)
Income from discontinued operations	(0.4)	(1.3)	31.8

Gain realized from sale	8.2	18.9	53.1
Broker fees and other expenses	—	—	(6.5)
Loss recorded	—	—	(5.6)
Net gain on sale	8.2	18.9	41.0

Settlement expense	(5.2)	—	—
Gain on settlement of executive litigation	13.4	—	—
Net gain on settlement	8.2	—	—

Earnings before income taxes	16.0	17.6	72.8
Income tax expense	(6.0)	(3.6)	(19.9)
Earnings from discontinued operations, net	$10.0	$14.0	$52.9

On February 13, 2005, DPL’s subsidiaries, MVE and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc. Sales proceeds and any related gains or losses were recognized during 2005 as the sale of each fund closed.

During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time. Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests. The alternative arrangements resulted in a 2005 deferred gain of $27.1 million. DPL recognized $18.9 million of the deferred gain in 2006; and the remaining portion of the gain, $8.2 million, was recognized in the first quarter ended March 31, 2007 as all legal and economic considerations relating to the alternative closing arrangements were satisfied. Legal title to the final fund subject to the alternative arrangement was transferred in the third quarter ended September 30, 2007.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 15 of Notes to Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, RSUs, MVE incentives, stock options and reimbursement of legal fees. The reversal of accruals related to the performance of the financial asset portfolio were recorded in discontinued operations. Additionally, a portion of the $25 million settlement expense was allocated to discontinued operations. These transactions resulted in a net gain of $8.2 million being recorded in discontinued operations related to the settlement of the executive litigation in the second quarter ending June 30, 2007.

7. Long-term Debt

DPL Inc.

	At December 31,
$ in millions	2007	2006
DP&L -First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -Pollution control series maturing 2040 - variable rate	90.0	—
DP&L -Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	874.4	784.4

DPL Inc. -Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. -Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. -Senior Notes 6.25% Series due 2008	—	100.0
DPL Inc. -Senior Notes 8.00% Series due 2009	175.0	175.0
DP&L -Obligations for capital leases	1.3	2.0
Unamortized debt discount	(1.6)	(2.0)
Total	$1,541.5	$1,551.8

(a)  Weighted average interest rate for 2007 and 2006.

DP&L

	At December 31,
$ in millions	2007	2006
DP&L -First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -Pollution control series maturing 2040 - variable rate	90.0	—
DP&L -Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	874.4	784.4

DP&L -Obligations for capital leases	1.3	2.0
Unamortized debt discount	(1.1)	(1.2)
Total	$874.6	$785.2

(a)  Weighted average interest rate for 2007 and 2006.

At December 31, 2007, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $100.7 million in 2008, $175.7 million in 2009, $0.6 million in 2010, $297.4 million in 2011, and none in 2012.

At December 31, 2007, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million in 2008, $0.7 million in 2009, $0.6 million in 2010 and none in 2011 and 2012.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

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

On March 1, 2007, pursuant to the Company’s strategy of reducing its long-term debt, DPL redeemed the $225 million 8.25% Senior Notes when they became due.

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

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the Bonds when due is insured by an insurance policy issued by Financial Guaranty Insurance Company.  DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing, and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen, and Stuart generating stations.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  DP&L had no outstanding borrowings under this credit facility at December 31, 2007.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of December 31, 2007, DP&L had no outstanding letters of credit against the facility.

During the second quarter ended June 30, 2007, DPL entered into a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, and an additional $70 million during the fourth quarter ended December 31, 2007, leaving a current outstanding balance of $20 million.  This short-term loan does not affect our debt covenants.  Other than inter-company payables due to DPL, by DP&L, in the amount of $0.9 million, there are no other inter-company debt collateralizations or debt guarantees between DPL, DP&L, and their subsidiaries at December 31, 2007.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

On November 15, 2007, the OAQDA issued $90 million of collateralized, variable rate OAQDA Revenue bonds 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the Bonds when due is insured by an insurance policy issued by Financial Guaranty Insurance Company.  On January 30, 2008, FGIC’s credit rating was downgraded by Fitch Ratings from ‘AAA’ to ‘AA’ and remains on negative ratings watch.  On January 31, 2008, FGIC’s credit rating was downgraded by Standard & Poor’s from ‘AAA’ to ‘AA’ and placed on credit watch.  On February 14, 2008, FGIC’s credit rating was downgraded by Moody’s from ‘Aaa to A3’.  These downgrades, as well as the recent downgrades or pending downgrades of other major bond insurers, could result in DP&L’s variable rate bonds having substantially higher interest rates in succeeding auctions and increase the risk that these bonds may have a failed auction.  The maximum interest rate is capped at 12%. Management will continue to evaluate the current market conditions.  If these conditions do not improve, we may redeem our variable rate bonds and issue fixed rate bonds. We have sufficient liquidity to redeem the variable rate bonds using cash on hand or through funds available to us by our revolving credit line until fixed rate bonds are issued.  DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen, Stuart and Conesville generating stations.  These facilities are currently under construction and the proceeds from the borrowing have been placed in escrow with the trustee (the Bank of New York) and are being drawn upon only as facilities are built and qualified costs are incurred.  In the event any of the proceeds are not drawn, DP&L would eventually be required to return the unused proceeds to bondholders.  DP&L expects to draw down the remaining available funds from this borrowing over the next two years.

8. Income Taxes

For the years ended December 31, 2007, 2006 and 2005, DPL’s components of income tax were as follows:

DPL Inc.

	For the years ended December 31,
$ in millions	2007	2006	2005
Computation of Tax Expense
Federal income tax (a)	$117.3	$68.7	$71.9

Increases (decreases) in tax resulting from -
State income taxes, net of federal effect (b)	11.6	(4.0)	1.2
Depreciation	(4.8)	(3.1)	(1.3)
Investment tax credit amortized	(2.8)	(2.9)	(2.9)
Non-deductible compensation	—	0.2	0.2
Section 199 - domestic production deduction	(2.0)	(0.8)	(1.6)
Accrual for open tax years (c)	2.7	5.1	11.2
Other, net	0.5	6.6	1.2
Total tax expense (d)	$122.5	$69.8	$79.9

Components of Tax Expense
Taxes currently payable (b)	$100.8	$109.3	$85.0
Deferred taxes -
Depreciation and amortization	4.6	(37.9)	(11.7)
Investment loss	—	6.6	—
Compensation	16.6	—	—
Employee benefits	6.3	(3.4)	(1.8)
Other	(3.0)	(1.9)	11.3
Deferred investment tax credit, net	(2.8)	(2.9)	(2.9)
Total tax expense (d)	$122.5	$69.8	$79.9

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2007	2006
Net Non-Current Assets (Liabilities)
Depreciation/property basis	$(395.2)	$(380.3)
Income taxes recoverable	(23.0)	(18.6)
Regulatory assets	(9.6)	(9.7)
Investment tax credit	14.3	15.2
Investment loss	0.1	2.9
Compensation and employee benefits	15.5	39.2
Insurance	1.1	1.6
Other (e)	21.9	(5.5)
Net non-current (liabilities)	$(374.9)	$(355.2)

Net Current Assets (f)
Other	$2.1	$2.0
Net current assets	$2.1	$2.0

(a)       The statutory tax rate of 35% was applied to pre-tax income from continuing operations before preferred dividends.

(b)       We have recorded $0.5 million, $10.4 million and ($2.1) million in 2007, 2006 and 2005, respectively, for state tax credits available related to the consumption of coal mined in Ohio.

(c)        We have recorded $2.7 million, $5.1 million, and $11.2 million in 2007, 2006 and 2005, respectively, of tax provision for tax deduction or income positions taken in prior tax returns that we believe were properly treated on such tax returns but for which it is possible that these positions may be contested.

(d)       Excludes ($2.1) million in 2005 of income taxes reported as cumulative effect of accounting change, net of income taxes. Also excludes $6.0 million in 2007, $3.6 million in 2006, and $19.9 million in 2005 of income taxes reported as discontinued operations.

(e)        The Other non-current liabilities caption includes deferred tax assets related to state tax net operating loss carryforwards, net of related valuation allowances of $12.4 million in 2007 and $10.1 million in 2006. The majority of these net operating losses are Ohio franchise tax loss carryforwards that expire after the phase-out of the Ohio franchise tax is completed in 2008.  Remaining Ohio franchise tax loss carryforwards after 2008 can be used to offset the Ohio Commercial Activity Tax liability and do not expire until after 2029.

(f)           Amounts are included within other current assets in the consolidated balance sheets.

For the years ended December 31, 2007, 2006 and 2005, DP&L’s components of income tax were as follows:

DP&L

	For the years ended December 31,
$ in millions	2007	2006	2005
Computation of Tax Expense
Federal income tax (a)	$145.1	$134.6	$123.6

Increases (decreases) in tax resulting from -
State income taxes, net of federal effect (b)	9.6	2.4	7.4
Depreciation	(4.7)	(3.1)	(1.3)
Investment tax credit amortized	(2.8)	(2.9)	(2.9)
Non-deductible compensation	—	0.1	0.2
Section 199 - domestic production deduction	(2.0)	(0.8)	(1.6)
Accrual for open tax years (c)	2.7	5.1	11.2
Other, net	(4.8)	6.8	1.5
Total tax expense (d)	$143.1	$142.2	$138.1

Components of Tax Expense
Taxes currently payable (b)	$124.7	$158.5	$149.4
Deferred taxes -
Depreciation and amortization	1.7	(17.1)	(16.4)
Compensation	19.5	—	(2.2)
Employee benefits	6.3	(3.4)	(1.8)
Other	(6.3)	7.1	12.0
Deferred investment tax credit, net	(2.8)	(2.9)	(2.9)
Total tax expense (d)	$143.1	$142.2	$138.1

Components of Deferred Tax Assets and Liabilities

	At December 31,
$ in millions	2007	2006
Net Non-Current Assets (Liabilities)
Depreciation/property basis	$(378.5)	$(368.1)
Income taxes recoverable	(23.0)	(18.6)
Regulatory assets	(9.6)	(9.7)
Investment tax credit	14.3	15.3
Compensation and employee benefits	15.5	39.2
Other (e)	14.3	(18.3)
Net non-current (liabilities)	$(367.0)	$(360.2)

Net Current Assets (f)
Other	$2.1	$0.7
Net current assets	$2.1	$0.7

(a)          The statutory tax rate of 35% was applied to pre-tax income from continuing operations before preferred dividends.

(b)                               We have recorded $0.5 million, $10.4 million and ($2.1) million in 2007, 2006 and 2005,  respectively, for state tax credits available related to the consumption of coal mined in Ohio.

(c)                                We have recorded $2.7 million, $5.1 million and $11.2 million in 2007, 2006 and 2005, respectively, of tax provision for tax deduction or income positions taken in prior tax returns that we believe were properly treated on such tax returns but for which it is possible that these positions may be contested.

(d)          Excludes ($2.1) million in 2005 of income taxes reported as cumulative effect of accounting change, net of income taxes.

(e)                                The Other non-current liabilities caption includes deferred tax assets related to state tax net operating loss carryforwards, net of related valuation allowances of $0.3 million in 2007 and $0.3 million in 2006.  The majority of these net operating losses are Ohio franchise tax loss carryforwards that expire after the phase-out of the Ohio franchise tax is completed in 2008.  Remaining Ohio franchise tax loss carryforwards after 2008 can be used to offset the Ohio Commercial Activity Tax liability and do not expire until after 2029.

(f)            Amounts are included within other current assets in the consolidated balance sheets.

9. Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  Benefits under this SERP have been frozen and no additional benefits can be earned.  We also have unfunded liabilities related to retirement benefits for certain active, terminated and retired key executives.  These liabilities totaled approximately $0.9 million at December 31, 2007.

On February 23, 2006, DPL’s Board of Directors approved a new compensation and benefits program that includes The DPL Inc. Supplemental Executive Defined Contribution Retirement Plan (SEDCRP) which replaces our Supplemental Executive Retirement Plan (SERP) that was terminated as to new participants in 2000. The Compensation Committee of the Board of Directors designates the eligible employees.  Pursuant to the SEDCRP, we provide a supplemental retirement benefit to participants by crediting an account established for each participant in accordance with the Plan requirements.  We designate as hypothetical investment funds under the SEDCRP one or more of the investment funds provided under The Dayton Power and Light Company Employee Savings Plan. Each participant may change his or her hypothetical investment fund selection at specified times.  If a participant does not elect a hypothetical investment fund(s), then we select the hypothetical investment fund(s) for such participant.

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

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits, while qualified employees who retired after 1987 are eligible for life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

We adopted SFAS 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” for the year ended December 31, 2006.  SFAS 158 requires that an entity’s funded status of its pension and other postretirement benefit obligations be recognized on the face of the financial statements and not just in the footnotes.

Regulatory assets and liabilities are recorded for the portion of the under- or over-funded obligations related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered.  This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

The following tables set forth our pension and postretirement benefit plans’ obligations and assets recorded on the consolidated balance sheets as of December 31.  The amounts presented in the following tables for pension include both the defined benefit pension plan and the Supplemental Executive Retirement Plan in the aggregate, and use a measurement date of December 31, 2007.  The amounts presented for post-retirement include both health and life insurance benefits and use a measurement date of December 31, 2007.

$ in millions	Pension		Postretirement
	2007	2006	2007	2006
Change in Benefit Obligation During Year
Benefit obligation at January 1	$294.5	$299.1	$27.1	$31.1
Service cost	3.2	4.2	—	—
Interest cost	16.2	16.7	1.5	1.5
Plan amendments	—	—	—	—
Actuarial (gain) loss	(9.6)	0.3	0.6	(2.6)
Benefits paid	(19.3)	(25.8)	(2.8)	(2.9)
Benefit obligation at December 31	$285.0	$294.5	$26.4	$27.1

Change in Plan Assets During Year
Fair value of plan assets at January 1	$266.4	$260.0	$7.0	$7.9
Actual return on plan assets	16.1	26.8	0.3	0.2
Contributions to plan assets	27.8	5.4	2.0	1.8
Benefits paid	(19.3)	(25.8)	(2.9)	(2.9)
Medical reimbursements	—	—	0.1	—
Fair value of plan assets at December 31	$291.0	$266.4	$6.5	$7.0

Funded Status of Plan	$6.0	$(28.1)	$(19.9)	$(20.1)

Amounts Recognized in the Consolidated Balance Sheets at December 31
Non-current assets	$9.9	$—	$—	$—
Current liabilities	(0.3)	(0.4)	(0.5)	(0.4)
Non-current liabilities	(3.6)	(27.7)	(19.4)	(19.7)
Net asset/(liability) at December 31	$6.0	$(28.1)	$(19.9)	$(20.1)

Amounts Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities
Net transition obligation (asset)	$—	$—	$—	$0.2
Prior service cost (credit)	12.2	14.6	—	—
Net actuarial loss (gain)	59.7	66.8	(8.9)	(10.6)
Accumulated other comprehensive income, regulatory assets and regulatory liabilities, pre-tax	$71.9	$81.4	$(8.9)	$(10.4)

The accumulated benefit obligation for our defined benefit pension plans was $274.6 million and $282.7 million at December 31, 2007 and 2006, respectively.

The net periodic benefit cost (income) of the pension and postretirement benefit plans at December 31 were:

Net Periodic Benefit Cost (Income) $ in millions	Pension			Postretirement
	2007	2006	2005	2007	2006	2005
Service cost	$3.2	$4.2	$3.9	$—	$—	$—
Interest cost	16.2	16.6	15.7	1.5	1.5	1.8
Expected return on assets (a)	(22.0)	(21.7)	(21.5)	(0.5)	(0.5)	(0.5)
Amortization of unrecognized:
Actuarial (gain) loss	3.4	3.9	3.8	(0.9)	(1.3)	(0.8)
Prior service cost	2.4	2.6	2.3	—	—	—
Transition obligation	—	—	—	0.2	0.2	0.2
Net benefit cost (income) before adjustments	3.2	5.6	4.2	0.3	(0.1)	0.7

Settlement costs (b)	—	2.6	—	—	—	—
Special termination benefit costs (c)	—	0.3	0.2	—	—	—
Curtailment cost (d)	—	—	0.1	—	—	—
Net benefit cost (income) after adjustments	$3.2	$8.5	$4.5	$0.3	$(0.1)	$0.7

(a) The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-related value systematically over a three-year period.

(b) The settlement cost related to a former officer who elected to receive a lump sum distribution in 2007 from the Supplemental Executive Retirement Plan

(c) In 2006 and 2005, special termination benefit costs were recognized as a result of 32 employees who participated in a voluntary early retirement program. 16 employees retired at various dates during 2005 and 16 additional employees retired at various dates during 2006; this program was completed as of April 1, 2006.

(d) In 2005, a curtailment cost was recognized as a result of a freeze in benefits for the remaining active employee participating in the Supplemental Executive Retirement Plan.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income (a)

	Pension		Postretirement
$ in millions	2007	2006	2007	2006
Net actuarial (gain)/loss	$(3.7)	N/A	$0.7	N/A
Prior service cost/(credit)	—	N/A	—	N/A
Reversal of amortization item:
Net actuarial (gain)/loss	(3.4)	N/A	0.9	N/A
Prior service cost/(credit)	(2.4)	N/A	—	N/A
Transition (asset)/obligation	—	N/A	(0.2)	N/A

Total recognized in accumulated other comprehensive income	$(9.5)	N/A	$1.4	N/A

Total recognized in net periodic benefit cost and accumulated other comprehensive income	$(6.3)	N/A	$1.7	N/A

 (a) This disclosure applies beginning with the second year of application of FAS 158 and is applied prospectively. Therefore 2006 information is not available.

Estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are:

$ in millions	Pension	Postretirement
Net actuarial (gain)/loss	$2.7	$(0.7)
Prior service cost/(credit)	2.4	—
Transition (asset)/obligation	—	—

DP&L’s pension and postretirement plan assets were comprised of the following asset categories at December 31:

Asset Category	Pension		Postretirement
	2007	2006	2007	2006
Equity securities	56%	59%	0%	0%
Debt securities	33%	38%	100%	100%
Real estate	0%	0%	0%	0%
Other	11%	3%	0%	0%
Total	100%	100%	100%	100%

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

On November 26, 2007, DP&L contributed $27.4 million in DPL common stock from its Master Trust assets to the Retirement Income Plan.  This contribution fully funded the pension liability as of December 31, 2007.  DPL common stock is now 9% of plan assets.

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

Our overall expected long-term rate of return on assets is approximately 8.50% for pension plan assets and approximately 6.75% for retiree benefit plan assets.  This expected return is based exclusively on historical returns, without adjustments.  There can be no assurance of our ability to generate that rate of return in the future.

Our overall discount rate was evaluated in relation to the December 31, 2007 Hewitt Yield Curve, which represents a portfolio of top-quartile AA-rated bonds used to settle pension obligations.  Peer data and historical returns were also reviewed to verify the reasonability and appropriateness of our discount rate used in the calculation of benefit obligations and expense.

The weighted average assumptions used to determine benefit obligations for the years ended December 31 were:

Benefit Obligation Assumptions	Pension		Postretirement
	2007	2006	2007	2006
Discount rate for obligations	6.00%	5.75%	6.00%	5.75%
Rate of compensation increases	4.00%	4.00%	N/A	N/A

The weighted-average assumptions used to determine net periodic benefit cost (income) for the years ended December 31 were:

	Pension			Postretirement
Net Periodic Benefit Cost (Income) Assumptions	2007	2006	2005	2007	2006	2005
Discount rate	5.75%	5.75%	5.75%	5.75%	5.75%	5.75%
Expected rate of return on plan assets	8.50%	8.50%	8.50%	6.75%	6.75%	6.75%
Rate of compensation increases	4.00%	4.00%	4.00%	N/A	N/A	N/A

The assumed health care cost trend rates at December 31 are as follows:

	Expense		Benefit Obligations
Health Care Cost Assumptions	2007	2006	2007	2006
Current health care cost trend rate	10.00%	10.00%	10.00%	10.00%
Ultimate health care cost trend rate	5.00%	5.00%	5.00%	5.00%
Ultimate health care cost trend rate - year	2012	2011	2013	2012

The assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage point change in assumed health care cost trend rates would have the following effects on the net periodic postretirement benefit cost and the accumulated postretirement benefit obligation:

Effect of Change in Health
Care Cost Trend Rate ($ in millions)	Increase 1%	Decrease 1%

Service cost plus interest cost	$0.1	$(0.1)
Benefit obligation	$1.4	$(1.3)

The following benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments
$ in millions	Pension	Postretirement

2008	$19.7	$2.7
2009	$20.0	$2.6
2010	$20.3	$2.6
2011	$20.5	$2.5
2012	$21.0	$2.4
2013 - 2017	$110.6	$9.8

We expect to contribute $0.4 million to our pension plans and $2.7 million to our other postretirement benefit plans in 2008.

10.  Financial Instruments

In the normal course of business, DPL and DP&L enter into various financial instruments, including derivative financial instruments.  A description of these financial instruments is as follows:

Derivatives

We use derivatives principally to manage the risk of changes in market prices for commodities. The derivatives that we use to hedge these risks are governed by our risk management policies for forward contracts, futures, options, and swaps. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The objective of the hedging program is generally to mitigate financial risks while ensuring that sufficient volumes are available to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing when possible to mark positions to market. We rely on modeled valuations only when no other method exists.

DPL and DP&L recognized $0.0 million and $3.2 million in unrealized gains on derivative assets in OCI in 2007 and 2006, respectively.  $1.5 million and $0.0 million of unrealized losses on derivative liabilities were recognized in OCI in 2007 and 2006, respectively.  Approximately $1.5 million of accumulated gains/(losses) in OCI are expected to be reclassified to earnings over the next twelve months.

Cash Flow Hedges

Our risk management processes identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges as determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in OCI and transferred to earnings when the forecasted transaction takes place, while the impact of discontinued cash flow hedges is recognized in earnings.  These instruments are used to hedge the risk of price changes for sales and purchases of power and capacity.  All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.  Power hedges are usually transacted over a 1 to 3 month period while capacity swaps are for the 12 month PJM year (June-May).

Mark to Market

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.

Master Trust Assets

DP&L established a Master Trust to hold assets for the benefit of employees participating in DP&L’s Deferred Compensation Plan and other employee benefit purposes and these assets are not used for general operating purposes.  These assets are primarily comprised of mutual funds and DPL common stock. The DPL common stock held by the Master Trust in DP&L’s consolidated balance sheet is eliminated in consolidation and is not reflected in DPL’s consolidated balance sheet. These assets are valued using current public market prices on a quarterly basis.  Any unrealized gains or losses are recognized in Other Comprehensive Income until the securities are sold.

DPL recognized $6.2 million and $5.5 million of unrealized gains and $5.9 million and $3.8 million of unrealized losses in OCI in 2007 and 2006, respectively.  DP&L recognized $31.2 million and $41.1 million of unrealized gains and $5.9 million and $3.8 million of unrealized losses in OCI in 2007 and 2006, respectively.  No unrealized gains or losses are expected to be transferred to earnings in 2008.

Transfer of Master Trust Assets to Pension

On October 26, 2007, the Board of Directors approved a resolution permitting the transfer of 925,000 shares of DPL Inc. common stock from the DP&L Master Trust to The Dayton Power and Light Company Retirement Income Plan Trust (Pension).  This

transaction was completed on November 26, 2007, contributing shares of common stock with a fair value of $27.4 million to the Pension and resulting in a fully funded status at December 31, 2007.

Long-term Debt

Long-term debt is fair valued based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the financial statements, as long-term debt is presented at amortized cost in the financial statements.  The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2008 to 2035.

The fair values of our financial instruments and debt are based on market quotes of similar instruments and represent estimates of possible value that may not be realized in the future. The table below presents the fair value and cost of these instruments at December 31, 2007 and 2006.

	At December 31,
	2007		2006
$ in millions	Cost	Fair Value	Cost	Fair Value
DPL Inc.
Assets
Master Trust Assets	$9.2	$9.6	$37.5	$39.4
Derivative Assets	0.4	0.4	—	3.2
Total Assets	$9.6	$10.0	$37.5	$42.6
Liabilities
Debt	$1,642.2	$1,664.3	$1,777.7	$1,798.5
Derivative Liabilities	—	1.5	0.6	0.6
Total Liabilities	$1,642.2	$1,665.8	$1,778.3	$1,799.1

DP&L
Assets
Master Trust Assets	$30.5	$56.0	$71.6	$109.0
Derivative Assets	0.4	0.4	—	3.2
Total Assets	$30.9	$56.4	$71.6	$112.2
Liabilities
Debt	$875.3	$871.5	$786.1	$785.8
Derivative Liabilities	—	1.5	0.6	0.6
Total Liabilities	$875.3	$873.0	$786.7	$786.4

11.  Stock-Based Compensation

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 15 of the Notes to Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, RSUs, MVE incentives, stock options and reimbursement of legal fees.  A portion of this settlement included the forfeitures and cancellations of RSUs and stock options of 1.3 million and 3.6 million, respectively.

The following table summarizes share-based compensation expense:

	Twelve Months Ended December 31,
$ in millions	2007	2006	2005
Stock options	$—	$1.3	$0.4
Restricted stock units	—	3.0	2.2
Performance shares	1.5	2.0	—
Restricted shares	0.3	—	—
Non-employee directors’ RSUs	0.3	—	—
Share-based compensation included in operations and maintenance expense	2.1	6.3	2.6
Income tax expense	(0.7)	(2.2)	(0.9)
Total share-based compensation, net of tax	$1.4	$4.1	$1.7

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Determining Fair Value

Valuation and Amortization Method – We estimate the fair value of stock options and RSUs using a Black-Scholes-Merton model; performance shares are valued using a Monte Carlo simulation; restricted shares are valued at the market price on the day of grant and the Directors’ RSUs are valued at the market price on the day prior to the grant date.  We amortize the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.

Expected Volatility – Our expected volatility assumptions are based on the historical volatility of DPL stock. The volatility range captures the high and low volatility values for each award granted based on its specific terms.

Expected Life – The expected life assumption represents the estimated period of time from grant until exercise and reflects historical employee exercise patterns.

Risk-Free Interest Rate – The risk-free interest rate for the expected term of the award is based on the corresponding yield curve in effect at the time of the valuation for U.S. Treasury bonds having the same term as the expected life of the award, i.e., a five year bond rate is used for valuing an award with a five year expected life.

Expected Dividend Yield – The expected dividend yield is based on DPL’s current dividend rate, adjusted as necessary to capture anticipated dividend changes and the 12 month average DPL stock price.

Expected Forfeitures – The forfeiture rate used to calculate compensation expense is based on DPL’s historical experience, adjusted as necessary to reflect special circumstances.

Stock Options

In 2000, DPL’s Board of Directors adopted and DPL’s shareholders approved The DPL Inc. Stock Option Plan.  On April 26, 2006, DPL’s shareholders approved The DPL Inc. 2006 Equity and Performance Incentive Plan (EPIP).  With the approval of the EPIP, no new awards will be granted under The DPL Inc. Stock Option Plan, but shares relating to awards that are forfeited or terminated under The DPL Inc. Stock Option Plan may be granted under the EPIP.  As of December 31, 2007, there were no unvested stock options.

The schedule of option activity for the twelve months ended December 31, 2007 was as follows:

Weighted-Avg.
	Number of	Grant Date
$ in millions	Options	Fair Value
Non-vested at January 1, 2007	10,000	—
Granted in 2007	—	—
Vested in 2007	(10,000)	—
Forfeited in 2007	—	—
Non-vested at December 31, 2007	—	$—

Summarized stock option activity was as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
Options:
Outstanding at beginning of year	5,091,500	5,486,500	6,165,500
Granted	—	—	350,000
Exercised	(525,000)	(355,000)	(1,025,000)
Forfeited (a)	(3,620,000)	(40,000)	(4,000)
Outstanding at year-end	946,500	5,091,500	5,486,500
Exercisable at year-end	946,500	5,081,500	4,100,000

Weighted average option prices per share:
Outstanding at beginning of year	$21.95	$21.86	$21.39
Granted	$—	$—	$26.82
Exercised	$26.79	$21.00	$21.18
Forfeited	$20.38	$15.88	$29.63
Outstanding at year-end	$24.09	$21.95	$21.86
Exercisable at year-end	$24.09	$21.94	$20.98

(a)   As a result of the settlement of the former executive litigation on May 21, 2007, 3.6 million outstanding options shown above were forfeited in the second quarter of 2007 and another approximately one million disputed options not shown above were also forfeited.

The following table reflects information about stock options outstanding at December 31, 2007:

		Options Outstanding		Options Exercisable
		Weighted-	Weighted-		Weighted-
		Average	Average		Average
Range of Exercise Prices		Contractual	Exercise		Exercise
	Outstanding	Life	Price	Exercisable	Price

$14.95 - $21.00	620,000	2.8 years	$20.60	620,000	$20.60
$21.01 - $29.63	326,500	3.5 years	$28.82	326,500	$28.82

The following table reflects information about stock option activity during the period:

	Twelve Months Ended December 31,
$ in millions	2007	2006	2005
Weighted-average grant date fair value of options granted during the period	$—	$—	$1.6
Intrinsic value of options exercised during the period	$2.3	$2.5	$5.7
Proceeds from stock options exercised during the period	$14.6	$7.8	$22.7
Excess tax benefit from proceeds of stock options exercised	$1.3	$1.9	$—
Fair value of shares that vested during the period	$—	$1.3	$0.5
Unrecognized compensation expense	$—	$0.1	$1.4
Weighted average period to recognize compensation expense (in years)	—	1.0	0.7

No options were granted during 2006 and 2007.

Restricted Stock Units (RSUs)

RSUs were granted to certain key employees prior to 2001.  As a result of the settlement of the former executive litigation, all disputed RSUs were forfeited by the three former executives.  There were 22,976 RSUs outstanding as of December 31, 2007, none of which has vested. The non-vested RSUs will be paid in cash upon vesting and will vest as follows:  11,253 in 2008; 7,878 in 2009 and 3,845 in 2010.  Non-vested RSUs are valued quarterly at fair value using the Black-Scholes-Merton model to determine the amount of compensation expense to be recognized.  Non-vested RSUs do not earn dividends.

		Weighted-Avg.
	Number of	Grant Date
$ in millions	RSUs	Fair Value
Non-vested at January 1, 2007	49,998	$1.2
Granted in 2007	—	$—
Vested in 2007	(20,097)	$(0.4)
Forfeited in 2007	(6,925)	$(0.2)
Non-vested at December 31, 2007	22,976	$0.6

Summarized RSU activity was as follows:

	Twelve Months Ended December 31,
	2007	2006	2005
RSUs:
Outstanding at beginning of year	1,334,339	1,319,399	1,295,389
Granted	—	—	—
Dividends	11,656	46,434	44,783
Exercised	(20,097)	(22,516)	(20,773)
Forfeited	(1,302,922)	(8,978)	—
Outstanding at period end	22,976	1,334,339	1,319,399
Exercisable at period end	—	—	—

Compensation expense is recognized each quarter based on the change in the market price of DPL common shares.

As of December 31, 2007, 2006, and 2005 liabilities recorded for outstanding RSUs were $0.6 million, $36.9 million and $34.5 million, respectively, which are included in “Other deferred credits” on the consolidated balance sheets.  The decrease in the liability is due to the executive litigation settlement and the forfeiture of 1.3 million RSUs.  See Note 15 of Notes to Consolidated Financial Statements.

The following table shows the assumptions used in the Black-Scholes-Merton model to calculate the fair value of the non-vested RSUs during the respective periods:

	Twelve Months Ending December 31,
	2007	2006	2005*
Expected volatility	6.1% - 15.3%	9.5% - 17.3%
Weighted-average expected volatility	13.0%	14.6%
Expected life (years)	1.0 - 3.0	1.0 - 4.0
Expected dividends	3.8%	3.7%
Weighted-average expected dividends	3.8%	3.7%
Risk-free interest rate	3.0% - 3.3%	4.7% - 4.9%

*  DPL used the market value of DPL common stock to value RSUs prior to FAS 123R being issued.

Therefore, this data is not available.

Performance Shares

Under the EPIP, the Board adopted a Long-Term Incentive Plan (LTIP) under which DPL will grant a targeted number of performance shares of common stock to executives.  Grants under the LTIP will be awarded based on a Total Shareholder Return Relative to Peers performance.  No performance shares will be earned in a performance period if the three-year Total Shareholder Return Relative to Peers is below the threshold of the 40th percentile.  Further, the LTIP awards will be capped at 200% of the target number of performance shares, if the Total Shareholder Return Relative to Peers is at or above the threshold of the 90th percentile.  The Total Shareholder Return Relative to Peers is considered a market condition under FAS 123R.  There is a three year requisite service period for each tranche of the performance shares.

The schedule of non-vested performance share activity for the twelve months ended December 31, 2007 follows:

	Number of	Weighted-Avg.
	Performance	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2007	110,723	$2.7
Granted in 2007	78,559	$2.6
Vested in 2007	(37,426)	$(0.8)
Forfeited in 2007	(47,174)	$(1.3)
Non-vested at December 31, 2007	104,682	$3.2

	Twelve Months Ended December 31,
	2007	2006	2005*
Performance shares:
Outstanding at beginning of year	154,768	—	—
Granted	78,559	244,423	—
Exercised	(22,462)	—	—
Expired	(21,583)	—	—
Forfeited	(47,174)	(89,655)	—
Outstanding at period end	142,108	154,768	—
Exercisable at period end	37,426	44,045	—

* Performance shares were not issued in 2005.

The following table reflects information about performance share activity during the period:

	Twelve Months Ended December 31,
$ in millions	2007	2006	2005*
Weighted-average grant date fair value of performance shares granted during the period	$2.6	$6.3	$—
Intrinsic value of performance shares exercised during the period	$0.6	$—	$—
Proceeds from performance shares exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of performance shares exercised	$—	$—	$—
Fair value of performance shares that vested during the period	$0.8	$1.3	$—
Unrecognized compensation expense	$1.9	$1.5	$—
Weighted average period to recognize compensation expense (in years)	1.7	1.6	—

* Performance shares were not issued in 2005.

The following table shows the assumptions used in the Monte Carlo Simulation to calculate the fair value of the performance shares granted during the period:

	Twelve Months Ending December 31,
	2007	2006	2005*
Expected volatility	15.8% - 17.3%	17.9% - 20.3%
Weighted-average expected volatility	16.6%	20.1%
Expected life (years)	3.0	3.0
Expected dividends	3.3 - 3.9%	3.7%
Weighted-average expected dividends	3.4%	3.7%
Risk-free interest rate	4.5% - 4.9%	4.6% - 4.7%

* Performance shares were not issued in 2005.

Restricted Shares

Under the EPIP, the Board granted shares of DPL Restricted Shares to various executives.  The Restricted Shares are registered in the executive’s name, carry full voting privileges, receive dividends as declared and paid on all DPL common stock and vest after a specified service period.

	Number of	Weighted-Avg.
	Restricted	Grant Date
$ in millions	Shares	Fair Value
Non-vested at January 1, 2007	19,000	$0.5
Granted in 2007	23,200	$0.7
Vested in 2007	—	$—
Forfeited in 2007	—	$—
Non-vested at December 31, 2007	42,200	$1.2

	Twelve Months Ended December 31,
	2007	2006	2005*
Restricted shares:
Outstanding at beginning of year	19,000	—	—
Granted	23,200	19,000	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at period end	42,200	19,000	—
Exercisable at period end	—	—	—

* Restricted shares were not issued in 2005.

The following table reflects information about restricted share activity during the period:

	Twelve Months Ended December 31,
$ in millions	2007	2006	2005*
Weighted-average grant date fair value of restricted shares granted during the period	$0.7	$0.5	$—
Intrinsic value of restricted shares exercised during the period	$—	$—	$—
Proceeds from restricted shares exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of restricted shares exercised	$—	$—	$—
Fair value of restricted shares that vested during the period	$—	$—	$—
Unrecognized compensation expense	$0.9	$0.5	$—
Weighted average period to recognize compensation expense (in years)	2.8	4.1	—

* Restricted shares were not issued in 2005.

Non-Employee Director Restricted Stock Units

Under the EPIP, as part of their annual compensation for service to DPL and DP&L, each non-employee Director received a $54,000 retainer in RSUs on the date of the annual meeting.  The RSUs will become non-forfeitable on April 15 of the following year. All of the RSUs become non-forfeitable in the event of death, disability, or change in control, but if the Director resigns or retires prior to the April 15 vesting date, the vested shares will be distributed on a pro rata basis.  The RSUs accrue quarterly dividends in the form of additional RSUs.  Upon vesting, the RSUs will become exercisable and will be distributed in DPL common shares, unless the Director chooses to defer receipt of the shares until a later date.  The RSUs are valued at the closing stock price on the day prior to the grant and the compensation expense is recognized evenly over the vesting period.

	Number of	Weighted-Avg.
	Director	Grant Date
$ in millions	RSUs	Fair Value
Non-vested at January 1, 2007	—	$—
Granted in 2007	14,920	$0.5
Dividends accrued in 2007	348	$—
Vested in 2007	(10,238)	$(0.3)
Forfeited in 2007	(1,553)	$(0.1)
Non-vested at December 31, 2007	3,477	$0.1

	Twelve Months Ended December 31,
	2007	2006*	2005*
Restricted stock units:
Outstanding at beginning of year	—	—	—
Granted	14,920	—	—
Dividends accrued	348	—	—
Exercised	(142)	—	—
Forfeited	(1,553)	—	—
Outstanding at period end	13,573	—	—
Exercisable at period end	—	—	—

* Director RSUs were not issued in 2006 or 2005.

The following table reflects information about non-employee director RSU activity during the period:

	Twelve Months Ended December 31,
$ in millions	2007	2006*	2005*
Weighted-average grant date fair value of non-employee director RSUs granted during the period	$0.5	$—	$—
Intrinsic value of non-employee director RSUs exercised during the period	$—	$—	$—
Proceeds from non-employee director RSUs exercised during the period	$—	$—	$—
Excess tax benefit from proceeds of non-employee director RSUs exercised	$—	$—	$—
Fair value of non-employee director RSUs that vested during the period	$0.3	$—	$—
Unrecognized compensation expense	$0.1	$—	$—
Weighted average period to recognize compensation expense (in years)	0.3	—	—

* Director RSUs were not issued in 2006 or 2005.

12.  Preferred Stock

DPL:	Series B, no par value, 8,000,000 shares authorized; no shares outstanding as of December 31, 2006 and 2007.

DP&L:	$25 par value, 4,000,000 shares authorized, no shares outstanding; and $100 par value, 4,000,000 shares authorized, 228,508 shares without mandatory redemption provisions outstanding.

			Current Shares	Par Value at	Par Value at
		Current	Outstanding at	December 31,	December 31,
	Preferred Stock Rate	Redemption Price	December 31, 2007	2007 ($ in millions)	2006 ($ in millions)
DPL Series B (a)	0.00%	$0.01	—	$—	$—
DP&L Series A	3.75%	$102.50	93,280	9.3	9.3
DP&L Series B	3.75%	$103.00	69,398	7.0	7.0
DP&L Series C	3.90%	$101.00	65,830	6.6	6.6
Total			228,508	$22.9	$22.9

(a)   DPL purchased all of its outstanding Series B shares during 2005.

The DP&L preferred stock may be redeemed at DPL’s option at the per-share prices indicated, plus cumulative accrued dividends.

As long as any DP&L preferred stock is outstanding, DP&L’s Amended Articles of Incorporation contain provisions restricting the payment of cash dividends on any of its Common Stock if, after giving effect to such dividend, the aggregate of all such dividends distributed subsequent to December 31, 1946 exceeds the net income of DP&L available for dividends on its Common Stock subsequent to December 31, 1946, plus $1.2 million.  As of year-end, all earnings reinvested in the business of DP&L were available for Common Stock dividends.  DPL records dividends on preferred stock of DP&L as part of interest expense.  We expect all 2007 earnings reinvested in the business of DP&L to be available for DP&L common stock dividends, payable to DPL.

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

13.  Common Shareholders’ Equity

DPL has 250,000,000 authorized common shares, of which 113,558,444 are outstanding at December 31, 2007.  DPL had 902,490 authorized but unissued shares reserved for its dividend reinvestment plan at December 31, 2007.  The plan provides that either original issue shares or shares purchased on the open market may be used to satisfy plan requirements.

On July 27, 2005, DPL’s Board authorized the repurchase of up to $400 million of common stock from time to time in the open market or through private transactions.  DPL completed this share repurchase program on August 21, 2006.  In total, 14.9 million shares were repurchased at a cost of $400.0 million.  These Board-authorized repurchase transactions resulted in an 11.7% reduction of the outstanding stock of December 31, 2005 at an average price of $26.91 per share.  These shares are currently held as treasury shares.  There were no other repurchases during 2007 and 2006.

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

During December 2004 and January 2005, Dayton Ventures, LLC requested that we transfer all of Dayton Ventures, LLC’s warrants to Lehman Brothers, Inc. (Lehman) in four transactions.  Lehman has subsequently transferred a large number of these warrants to unaffiliated third parties.  During one of these transactions in 2005, Dayton Ventures, LLC agreed to sell back to DPL at par all of the outstanding 6,600,000 voting preferred shares.  As a result of the reduction of Dayton Ventures, Inc.’s warrant ownership below 12,640,000, Dayton Ventures, LLC was no longer eligible to receive an annual $1 million management, consulting and financial services fee and it no longer had the right to designate one person to serve as a director of DPL and DP&L and no longer had the right to designate one person to serve as a non-voting observer of DPL and DP&L.  Currently, Dayton Ventures, LLC does not have any ownership interest in DPL or DP&L.

During October 1992, our Board of Directors approved the formation of a Company-sponsored Employee Stock Ownership Plan (ESOP) to fund matching contributions to DP&L’s 401(k) retirement savings plan and certain other payments to eligible full-time employees.  This leveraged ESOP is funded by an exempt loan, which is secured by the ESOP shares.  As debt service payments are made on the loan, shares are released on a pro-rata basis.  ESOP shares used to fund matching contributions to DP&L’s 401(k) vest after three years of service; other compensation shares awarded vest immediately.

In general, participants are eligible for lump sum payments upon termination of their employment and the submission and subsequent approval of an application for benefits.  Earlier distributions can occur for Qualified Domestic Relations Order and for death.  Otherwise, distribution must occur within 60 days after the plan year in which the later of one of the following events occur:  65th birthday if already left the Company, 10th anniversary of participation if already left the Company or termination after age 65.  Distributions are made in cash unless the participant requests the distribution be made in Stock.  A repurchase obligation exists for vested shares held by the ESOP if they cannot be sold in the open market.  The fair value of shares subject to the repurchase obligation at December 31, 2007 is approximately $52.5 million.

In 1992, the Plan entered into a $90 million loan agreement with DPL in order to purchase shares of DPL common stock in the open market.  The term loan agreement provided for principal and interest on the loan to be paid prior to October 9, 2007, with the right to extend the loan for an additional ten years.  In 2007, the maturity date was extended to October 7, 2017.  The loan bears interest at a fixed rate of 7.625%, payable annually.  Dividends received by the ESOP for unallocated shares are used to repay the principal and interest on the ESOP loan to DPL.  Dividends on the allocated shares are charged to retained earnings.

The ESOP used the full amount of the loan to purchase 4.7 million shares of our common stock in the open market.  As a result of the 1997 stock split, the ESOP held 7.1 million shares of our common stock.  The cost of shares held by the ESOP and not yet released is reported as a reduction of shareholders’ equity.  At December 31, 2007, common shareholders’ equity is reduced for the cost of 3.2 million unreleased shares held in suspense by the trust.  The fair value of the 3.2 million ESOP shares held in suspense at December 31, 2007 was $95.3 million.  When shares are committed to be released from the ESOP, compensation expense is recorded based on the fair value of the shares committed to be released, with a corresponding credit to our equity.  Compensation expense associated with the ESOP, which is based on the fair value of the shares committed to be released for allocation, amounted to $9.0 million in 2007, $4.1 million in 2006 and $3.1 million in 2005.

For purposes of earnings per share (“EPS”) computations and in accordance with SOP 93-6, we treat ESOP shares as outstanding if they have been allocated to participants, released or committed to be released.  As of December 31, 2007, the ESOP has 3.7 million shares allocated to participants with an additional 0.2 million shares which have been released but unallocated to participants.  ESOP cumulative shares outstanding for the calculation of earnings per share were 3.9 million in 2007, 3.4 million in 2006 and 3.2 million in 2005.

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

14.  Earnings per Share

Basic earnings per share (EPS) are based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS are based on the weighted-average number of DPL common and common equivalent shares outstanding during the year, except in periods where the inclusion of such common equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held in ESOP.

The following table represents common equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

In millions	2007	2006	2005

Common equivalent shares	0.1	0.4	0.5

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations for income after discontinued operations and cumulative effect of accounting change:

$ in millions except per
share amounts	2007			2006			2005
	(a)		Per	(a)		Per	(a)		Per
	Income	Shares	Share	Income	Shares	Share	Income	Shares	Share
Basic EPS	$221.8	107.9	$2.06	$139.6	112.3	$1.24	$174.4	121.0	$1.44

Effect of Dilutive Securities:
Stock Incentive Units		0.5			1.3			1.2
Warrants		8.6			7.1			6.1
Stock options, performance and restricted shares		0.8			1.2			0.8

Diluted EPS	$221.8	117.8	$1.88	$139.6	121.9	$1.15	$174.4	129.1	$1.35

(a)   Income after discontinued operations and cumulative effect of accounting change.

15.  Executive Litigation

On May 21, 2007, we settled the litigation with three former executives.  As part of this settlement, the three former executives relinquished and dismissed all their claims including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees. The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, we had accrued obligations of $64.2 million.  Included in these amounts was $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million and the relinquishment by the former executives of certain contested compensation discussed above, all of these claims by all parties were settled and released.

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

$ in millions
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

$ in millions
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

16.  Insurance Recovery

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

On May 16, 2007, DPL and DP&L notified another of our insurers, Energy Insurance Mutual Limited, under an excess fiduciary liability policy, of our intent to pursue a claim for additional legal fees that DPL and DP&L incurred in defending claims made by the three former executives.  That claim is pending.

17.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. – Guarantees

In the normal course of business, DPL enters into various agreements with our wholly-owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

At December 31, 2007, DPL had $33.3 million of guarantees to third parties for future financial or performance assurance under such agreements, on behalf of DPLE.  The guarantee arrangements entered into by DPL with these third parties cover all present and future obligations of DPLE to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our consolidated balance sheets was $0.5 million at December 31, 2007.

In two separate transactions in November and December 2006, DPL also agreed to be a guarantor of the obligations of DPLE regarding the sale, in April 2007, of the Darby Electric Peaking Station to American Electric Power and the sale of the Greenville Electric Peaking Station to Buckeye Electric Power, Inc.  In both cases, DPL agreed to guarantee the obligations of DPLE over a multiple year period as follows:

$ in millions	2008	2009	2010
Darby	$23.0	$15.3	$7.7

Greenville	$11.1	$7.4	$3.7

We believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses associated with any of the above guarantees of DPLE’s obligations.

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in an electric generation company.  As of December 31, 2007, DP&L could be responsible for the repayment of 4.9%, or $36.5 million, of a $745 million debt obligation that matures in 2026.

Other than the guarantees discussed above, DPL and DP&L do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations.  At December 31, 2007, these include:

Contractual Obligations

	Payment Year
$ in millions	Total	2008	2009-2010	2011-2012	Thereafter
DPL

Long-term debt	$1,641.8	$100.0	$175.0	$297.4	$1,069.4
Interest payments	1,154.9	96.3	163.4	132.6	762.6
Pension and postretirement payments	234.7	22.4	45.5	46.4	120.4
Capital leases	2.0	0.7	1.3	—	—
Operating leases	0.6	0.3	0.2	0.1	—
Coal contracts (a)	874.0	321.5	507.5	45.0	—
Limestone contracts	57.0	4.3	10.5	11.2	31.0
Reserve for uncertain tax positions	65.3	—	65.3	—	—
Other contractual obligations	220.0	154.0	56.1	7.5	2.4
Total contractual obligations	$4,250.3	$699.5	$1,024.8	$540.2	$1,985.8

DP&L

Long-term debt	$874.4	$—	$—	$—	$874.4
Interest payments	685.0	43.6	87.3	87.3	466.8
Pension and postretirement payments	234.7	22.4	45.5	46.4	120.4
Capital leases	2.0	0.7	1.3	—	—
Operating leases	0.6	0.3	0.2	0.1	—
Coal contracts (a)	874.0	321.5	507.5	45.0	—
Limestone contracts	57.0	4.3	10.5	11.2	31.0
Reserve for uncertain tax positions	65.3	—	65.3	—	—
Other contractual obligations	220.0	154.0	56.1	7.5	2.4
Total contractual obligations	$3,013.0	$546.8	$773.7	$197.5	$1,495.0

(a)  DP&L-operated units

Long-term debt:

DPL’s long-term debt as of December 31, 2007, consists of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, DPL unsecured notes and includes current maturities and unamortized debt discounts.   During 2007, DP&L entered into $90 million of tax-exempt pollution control bonds due in 2040.

DP&L’s long-term debt as of December 31, 2007, consists of first mortgage bonds, tax-exempt pollution control bonds and includes an unamortized debt discount.

See Note 7 of Notes to Consolidated Financial Statements.

Interest payments:

Interest payments associated with the long-term debt described above.

Pension and postretirement payments:

As of December 31, 2007, DP&L had estimated future benefit payments as outlined in Note 9 of Notes to Consolidated Financial Statements.  These estimated future benefit payments are projected through 2017.

Capital leases:

As of December 31, 2007, DP&L had one capital lease that expires in September 2010.

Operating leases:

As of December 31, 2007, DPL and DP&L had several operating leases with various terms and expiration dates.

Coal contracts:

DP&L has entered into various long-term coal contracts to supply portions of its coal requirements for its generating plants.  Contract prices are subject to periodic adjustment and have features that limit price escalation in any given year.

Limestone contracts:

DP&L has entered into various limestone contracts to supply limestone for its generating facilities.

Reserve for uncertain tax positions

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).  As of December 31, 2007, our total reserve for uncertain tax positions is $65.3 million including interest ($42.5 million net of federal tax benefit).  See Note 1 of Notes to Consolidated Financial Statements.

Other contractual obligations:

As of December 31, 2007, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates.

We enter into various commercial commitments, which may affect the liquidity of our operations.  At December 31, 2007, these include:

Credit facilities:

In November 2006, DP&L replaced its previous $100 million revolving credit agreement with a $220 million five year facility that expires on November 21, 2011.  At December 31, 2007, there were no borrowings outstanding under this credit agreement.  DP&L has the ability to increase the size of the facility by an additional $50 million at any time.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  See Note 1 of Notes to Consolidated Financial Statements.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2007, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and law.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies” as discussed in Note 1 of Notes to Consolidated Financial Statements.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations and financial position.

18.  Legal Matters

Legal Matters

State Income Tax Audit

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT had completed their examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments result in a balance due of $90.8 million before interest and penalties.  We have reviewed the proposed audit adjustments and are vigorously contesting the ODT findings and notice of assessment through all administrative and judicial means available. On March 29, 2006, we filed petitions for reassessment with the ODT to protest each assessment as well as request corrected assessments for each tax year.  On October 12, 2006, we signed a Memorandum of Understanding with the ODT that stated if the ODT’s positions are ultimately sustained in judicial proceedings, the total additional tax liability that we would be subject to for tax years 2002 through 2004 would be no more than $50.7 million before interest as opposed to the $90.8 million stated in the ODT’s correspondence of February 13, 2006.  We believe we have recorded adequate tax reserves related to the proposed adjustments; however, we cannot predict the outcome, which could be material to our results of operations and cash flows.

We are also under audit review by various state agencies for tax years 2002 through 2006.  We have also filed an appeal to the Ohio Board of Tax Appeals for tax years 1998 through 2001.  Depending upon the outcome of these audits and the appeal, we may be required to increase our tax provision if actual amounts ultimately determined exceed recorded reserves.  We believe we have adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

Environmental

On April 2, 2007, the U.S. Supreme Court unanimously overturned the rulings of two lower courts and concluded that the CAA’s New Source Review (NSR) requirements are triggered when a major physical or operational change at a facility results in an increase in the facility’s annual emissions (Environmental Defense et al. v. Duke Energy Corp. et al.).  The outcome of this case is significant to DP&L because it eliminates one of DP&L’s major arguments in the lawsuit filed against it by the Sierra Club.  The Court decided that an annual rate of emissions could be used to determine if major modifications have been made to a plant as opposed to an hourly emission rate as Duke had argued.  Using the annual rate makes it more likely that most plant modifications will be found to be “major” modifications, thus requiring EPA permits.  DP&L can still defend against the allegations of NSR violations if it can establish that the activities at issue did not cause total annual emissions to increase or that the projects that resulted in increased emissions were undertaken for routine maintenance, repair and replacement activities.

In September 2004, the Sierra Club filed a lawsuit against the Company and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the CAA, including issues similar to those presented in the Duke Energy case and other issues relating to alleged violations of opacity limitations.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place and expert reports were filed at various times from May through September, 2007.  On February 14, 2008, upon the request of the Sierra Club, DP&L and the other owners of the Stuart generating station, the Court approved another sixty day stay of proceedings to permit the parties the opportunity to determine if a settlement of the case could be reached.  Settlement negotiations are ongoing.

Governmental and Regulatory Inquiries

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

Report of Independent Registered Public Accounting Firm

The Board of Directors
DPL Inc.:

We have audited the accompanying consolidated balance sheets of DPL Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of results of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2007.  We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG LLP

KPMG LLP
Kansas City, Missouri
February 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
The Dayton Power and Light Company:

We have audited the accompanying consolidated balance sheets of The Dayton Power and Light Company (DP&L) as of December 31, 2007 and 2006, and the related consolidated statements of results of operations, shareholder’s equity and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we have audited the consolidated financial statement schedule, “Schedule II – Valuation and Qualifying Accounts” for each of the years in the three-year period ended December 31, 2007.  We also have audited DP&L’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). DP&L’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on DP&L’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of DP&L as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, DP&L maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and the related financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ KPMG

KPMG

Kansas City, Missouri
February 22, 2008

DPL Inc. - Selected Quarterly Information (Unaudited)

		For the three months ended
		March 31,		June 30,		September 30,		December 31,
	$ in millions	2007	2006	2007	2006	2007	2006	2007	2006 (a)
	Revenues	$379.7	$341.1	$343.1	$309.0	$422.0	$392.4	$370.9	$351.0
	Operating Income	103.5	103.2	69.4	55.9	110.8	98.5	86.4	23.4

	Earnings from continuing operations	51.2	51.3	53.6	22.6	60.7	47.4	46.3	4.3

	Earnings from discontinued operations, net of taxes	4.9	7.6	5.1	—	—	3.4	—	3.0
	Net Income	$56.1	$58.9	$58.7	$22.6	$60.7	$50.8	$46.3	$7.3

	Basic earnings per share of common stock:
	Continuing operations	$0.48	$0.43	$0.50	$0.20	$0.56	$0.44	$0.43	$0.04
	Discontinued operations	0.04	0.06	0.04	—	—	0.03	—	0.03
	Total basic earnings per common share	$0.52	$0.49	$0.54	$0.20	$0.56	$0.47	$0.43	$0.07

	Diluted earnings per share of common stock:
	Continuing operations	$0.43	$0.40	$0.45	$0.18	$0.53	$0.40	$0.40	$0.04
	Discontinued operations	0.04	0.06	0.04	—	—	0.03	—	0.02
	Total diluted earnings per common share	$0.47	$0.46	$0.49	$0.18	$0.53	$0.43	$0.40	$0.06

	Dividends paid per share	$0.26	$0.25	$0.26	$0.25	$0.26	$0.25	$0.26	$0.25

Common stock market price	- High	$31.44	$27.58	$31.91	$27.82	$29.36	$27.93	$30.83	$28.72
	- Low	$27.56	$25.11	$28.08	$26.25	$26.04	$26.74	$26.05	$27.16

(a)  Earnings from continuing operations in the fourth quarter of 2006 included a $44.2 million ($71 million pre-tax) impairment charge resulting from DPL’s decision to sell two of its peaking stations.  See Note 5 of Notes to Consolidated Financial Statements.

DP&L - Selected Quarterly Information (Unaudited)

	For the three months ended
	March 31,		June 30,		September 30,		December 31,
$ in millions	2007	2006	2007	2006	2007	2006	2007	2006
Revenues	$377.5	$339.1	$342.1	$306.7	$419.6	$390.3	$368.2	$349.1
Operating Income	114.7	115.5	59.7	72.7	113.2	107.1	87.5	107.2
Income before income taxes	111.6	110.2	94.7	69.5	112.7	103.0	95.7	101.9
Net Income	69.8	66.9	59.1	44.0	70.6	64.0	72.1	67.5
Earnings on common stock	69.6	66.7	58.9	43.8	70.4	63.8	71.8	67.3
Cash dividends paid	$125.0	$—	$—	$—	$—	$—	$—	$100.0

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

The following report is our report on internal control over financial reporting as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on an evaluation under the framework in Internal Control - Integrated Framework, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our internal control over financial reporting as of December 31, 2007, has been audited by KPMG LLP, the independent registered public accounting firm that audited the financial statements contained herein, as stated in their report which is included herein.

Item 9B – Other Information

None.

PART III

Item 10 – Directors and Executive Officers of DPL Inc.

The information required to be furnished pursuant to this item with respect to Directors of DPL Inc. will be set forth under captioned “Election of Directors” in DPL Inc.’s proxy statement (the Proxy Statement) to be furnished to shareholders in connection with the solicitation of proxies by our Board of Directors for use at the 2008 Annual Meeting of Shareholders to be held on April 23, 2008 and is incorporated herein by reference.

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

DP&L Accountant Fees and Services

The following table presents the aggregate fees billed for professional services rendered to us by KPMG LLP for 2007 and 2006.  Other than as set forth below, no professional services were rendered or fees billed by KPMG LLP during 2007 and 2006.

KPMG LLP	Fees Invoiced 2007	Fees Invoiced 2006
Audit Fees (1)	$1,211,577	$1,762,728
Audit-Related Fees (2)	96,799	147,030
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$1,308,376	$1,909,758

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

3.             Exhibits

DPL Inc. and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL Inc.’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	2(a)	Copy of Asset Purchase Agreement, dated December 14, 1999, between The Dayton Power and Light Company, Indiana Energy, Inc., and Number-3CHK, Inc.	Exhibit 2 to Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 1-9052)

X		3(a)	Copy of Amended Articles of Incorporation of DPL Inc. dated September 25, 2001	Exhibit 3 to Report on Form 10-K/A for the year ended December 31, 2001 (File No. 1-2385)

X		3(b)	Amended Regulations of DPL Inc. as of April 27, 2007	Filed herewith as Exhibit 3(b)

	X	3(c)	Copy of Amended Articles of Incorporation of The Dayton Power and Light Company dated January 4, 1991	Exhibit 3(b) to Report on Form 10-K/A for the year ended December 31, 1991 (File No. 1-2385)

	X	3(d)	Regulations of The Dayton Power and Light Company	Exhibit 3(a) to Report on Form 8-K filed on April 30, 2004 (File No. 1-2385)

X	X	4(a)	Copy of Composite Indenture dated as of October 1, 1935, between DP&L and The Bank of New York, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4(a) to Report on Form 10-K for the year ended December 31, 1985 (File No. 1- 2385)

X	X	4(b)	Copy of Forty-First Supplemental Indenture dated as of February 1, 1999, between DP&L and The Bank of New York, Trustee	Exhibit 4(m) to Report on Form 10-K for the year ended December 31, 1998 (File No. 1-2385)

X	X	4(c)	Copy of Forty-Second Supplemental Indenture dated as of September 1, 2003, between DP&L and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	4(d)	Copy of Forty-Third Supplemental Indenture dated as of August 1, 2005, between DP&L and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed on August 24, 2005 (File No. 1-2385)

X	X	4(e)	Copy of Rights Agreement between DPL Inc. and Equiserve Trust Company, N.A.	Exhibit 4 to Report on Form 8-K dated September 25, 2001 (File No. 1-9052)

X		4(f)	Copy of Securities Purchase Agreement dated as of February 1, 2000 by and among DPL Inc. and DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures Inc. and certain exhibits thereto	Exhibit 99(b) to Schedule TO-I dated February 4, 2000 (File No. 1-9052)

X		4(g)	Amendment to Securities Purchase Agreement dated as of February 24, 2000 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(g) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(h)	Copy of Warrant Form initially issued as of February 1, 2000	Exhibit 4(h) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(i)	Securityholders and Registration Rights Agreement dated as of February 1, 2000 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(i) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(j)	Amendment to Securityholders and Registration Rights Agreement, dated August 24, 2001 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(j) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(k)	Amendment to Securityholders and Registration Rights Agreement, dated December 6, 2004 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		4(l)	Amendment to Securityholders and Registration Rights Agreement, dated January 12, 2005 among DPL Inc., DPL Capital Trust I, Dayton Ventures LLC and Dayton Ventures, Inc.	Exhibit 4(j) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X		4(m)	Officer’s Certificate of DPL Inc. establishing $175 million Senior Note due 2009, dated March 25, 2004	Exhibit 4.1 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

X		4(n)	Exchange and Registration Rights Agreement dated March 25, 2004 between DPL Inc. and the purchasers	Exhibit 4.2 to Form 8-K, filed on March 29, 2004 (File No. 1-9052)

X		4(o)	Indenture dated as of March 1, 2000 between DPL Inc. and Bank One Trust Company, National Association	Exhibit 4(b) to Registration Statement No. 333-37972

X		4(p)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated March 1, 2000	Exhibit 4(c) to Registration Statement No. 333-37972

X		4(q)

Exchange and Registration Rights Agreement dated as of August 24, 2001 between DPL Inc., Morgan Stanley & Co., Incorporated, Bank One Capital Markets, Inc., Fleet Securities, Inc. and NatCity Investments, Inc.

Exhibit 4(a) to Registration Statement No. 333-74568

X		4(r)	Officer’s Certificate of DPL Inc. establishing exchange notes, dated August 31, 2001	Exhibit 4(c) to Registration Statement No. 333-74568

X		4(s)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630

X		4(t)	First Supplemental Indenture dated as of August 31, 2001 relating to the subordinated debentures between DPL Inc. and The Bank of New York	Exhibit 4(b) to Registration Statement No. 333-74630

X		4(u)

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

Exhibit 4(c) to Registration Statement No. 333-74630

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
	X	4(v)	Forty Fourth Supplemental Indenture to the First and Refunding Mortgage, dated as of September 1, 2006 between the Bank of New York, as trustee and The Dayton Power and Light Company	Exhibit 4.2 to Form 8-K filed on September 19, 2006 (File No. 1-2385)

X		4(w)	Exchange and Registration Rights Agreement dated as of August 24, 2001 among DPL Inc., DPL Capital Trust II and Morgan Stanley & Co., Incorporated	Exhibit 4(d) to Registration Statement No. 333-74630

	X	4(x)	Forty Fifth Supplemental Indenture to the First and Refunding Mortgage, dated as of November 1, 2007 between the Bank of New York, as trustee and The Dayton Power & Light Company	Filed herewith as Exhibit 4(x)

X	X	10(a)*	Copy of Directors’ Deferred Stock Compensation Plan amended December 31, 2000	Exhibit 10(a) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(b)*	Copy of 1991 Amended Directors’ Deferred Compensation Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(b)

X	X	10(c)*	Copy of Management Stock Incentive Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(c)

X	X	10(d)*	Copy of Key Employees Deferred Compensation Plan amended December 31, 2000	Exhibit 10(d) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(e)*	Amendment No. 1 to Key Employees Deferred Compensation Plan amended December 31, 2000 and dated as of December 7, 2004	Exhibit 10(g) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	10(f)*	Copy of Supplemental Executive Retirement Plan amended February 1, 2000	Exhibit 10(e) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)

X	X	10(g)*	Amendment No. 1 to Supplemental Executive Retirement Plan amended February 1, 2000 and dated as of December 7, 2004	Exhibit 10(i) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(h)*	Copy of Stock Option Plan	Exhibit 10(f) to Report on Form 10-K for the year ended December 31, 2000 (File No. 1-9052)

X	X	10(i)*	2003 Long-Term Incentive Plan of DPL Inc. dated as of January 20, 2003	Exhibit 10(aa) to Report on Form 10-K for the year ended December 31,2003 (File No. 1-9052)

X		10(j)*	Summary of Executive Life Insurance Plan	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X		10(k)*	Summary of Executive Medical Insurance Plan	Exhibit 10(m) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(l)*	DPL Inc. Executive Incentive Compensation Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(1)

X	X	10(m)*	DPL Inc. 2006 Equity and Performance Incentive Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(m)

X	X	10(n)*	Form of the Long-Term Incentive Plan - Performance Shares Agreement as amended October 26, 2007	Filed herewith as Exhibit 10(n)

X	X	10(o)*	DPL Inc. Severance Pay and Change of Control Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(o)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	10(p)*	DPL Inc. Supplemental Executive Defined Contribution Retirement Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(p)

X		10(q)*	DPL Inc. 2006 Deferred Compensation Plan For Executives as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(q)

X		10(r)*	DPL Inc. Pension Restoration Plan as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(r)

X	X	10(s)*	Participation Agreement dated August 2, 2007 among DPL Inc., The Dayton Power & Light Company and Teresa F. Marrinan	Filed herewith as Exhibit 10(s)

X	X	10(t)*	Participation Agreement dated March 27, 2007 among DPL Inc., The Dayton Power & Light Company and Scott J. Kelly	Filed herewith as Exhibit 10(t)

X	X	10(u)*	Participation Agreement and Waiver dated February 27, 2006 among DPL Inc., The Dayton Power & Light Company and Gary G. Stephenson	Filed herewith as Exhibit 10(u)

X	X	10(v)*	Participation Agreement and Waiver dated February 23, 2006 among DPL Inc., The Dayton Power & Light Company and Miggie E. Cramblit	Filed herewith as Exhibit 10(v)

X	X	10(w)*	Participation Agreement and Waiver dated February 24, 2006 among DPL Inc., The Dayton Power & Light Company and Joseph R. Boni III	Filed herewith as Exhibit 10(w)

X	X	10(x)*	Participation Agreement dated January 13, 2007 among DPL Inc., The Dayton Power & Light Company and Daniel J. McCabe	Filed herewith as Exhibit 10(x)

X	X	10(y)*	Employment agreement dated as of December 14, 2004 between DPL Inc., The Dayton Power and Light Company and John J. Gillen	Exhibit 10.2 to Form 8-K filed on December 28, 2004 (File No. 1-9052)

X	X	10(z)*	Management Stock Option Agreement dated as of December 29, 2004 between DPL Inc. and John J. Gillen	Exhibit 10(u) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	10(aa)*	Participation Agreement and Waiver dated June 29, 2006 between DPL Inc., The Dayton Power and Light Company and John J. Gillen	Exhibit 10.2 to Form 8-K filed on July 3, 2006 (File No. 1-9052)

X	X	10(bb)*	Employment agreement dated as of September 17, 2003, between DPL Inc. and W. Steven Wolff	Exhibit 10(k) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	10(cc)*	Change of Control Agreement dated as of September 10, 2004, between DPL Inc., The Dayton Power and Light Company and W. Steven Wolff	Exhibit 10(dd) to Report on Form 8-K filed September 23, 2004 (File No. 1-9052)

X	X	10(dd)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and W. Steven Wolff, dated February 24, 2006	Exhibit 10.7 to Form 8-K filed on March 2, 2006 (File No. 1-9052)

X	X	10(ee)*	Employment Agreement dated as of December 17, 2003 between DPL Inc. and Patricia K. Swanke	Exhibit 10(l) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

X	X	10(ff)*

Change of Control Agreement dated as of July 1, 2004 between DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke and Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Patricia K. Swanke

Exhibit 10(s) to Report on Form 10-K for the year ended December 31, 2004 (File No. 1-9052)

X	X	10(gg)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and Patricia K. Swanke, dated February 28, 2006	Exhibit 10.6 to Form 8-K filed on March 2, 2006 (File No. 1-9052)

X	X	10(hh)*	Employment Agreement and Change of Control Agreement dated as of September 17, 2004 between DPL Inc., The Dayton Power and Light Company and Gary Stephenson	Exhibit 10(ee) to Report on Form 8-K filed on September 23, 2004 (File No. 1-9052)

X	X	10(ii)*	Employment agreement dated as of June 9, 2003, as amended by attached letter dated October 18, 2004, between DPL Inc., The Dayton Power and Light Company and Miggie E. Cramblit	Exhibit 10(gg) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-9052)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	10(jj)*	Change of Control Agreement dated as of December 15, 2000 between DPL Inc., The Dayton Power and Light Company and Arthur G. Meyer	Exhibit 10(bb) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(kk)*	Management Stock Option Agreement dated as of January 1, 2001 between DPL Inc. and Arthur G. Meyer	Exhibit 10(cc) to Report on Form 10-K for the year ended December 31, 2005 (File No. 1-9052)

X	X	10(ll)*	Participation Agreement and Waiver among DPL Inc., The Dayton Power and Light Company and Arthur G. Meyer, dated March 6, 2006	Exhibit 10.2 to Form 8-K filed on March 10, 2006 (File No. 1-9052)

X	X	10(mm)*	Participation Agreement dated September 8, 2006 between DPL Inc., The Dayton Power and Light Company and Paul M. Barbas	Exhibit 10.2 to Form 8-K filed on September 8, 2006 (File No. 1-9052)

X	X	10(nn)*	Participation Agreement dated June 30, 2006 between DPL Inc., The Dayton Power and Light Company and Frederick J. Boyle	Exhibit 10.1 to Form 8-K filed on July 3, 2006 (File No. 1-9052)

X		10(oo)*	Letter Agreement between DPL Inc. and Glenn E. Harder, dated as of June 20, 2006	Exhibit 10.1 to Form 8-K filed on June 20, 2006 (File No. 1-9052)

X		10(pp)	Purchase and Sale Agreement dated as of February 13, 2005 between MVE, Inc., Miami Valley Insurance Company and AlpInvest/Lexington 2005, LLC	Exhibit 10.1 to Form 8-K filed on February 18, 2005 (File No. 1-9052)

X		10(qq)	Asset Purchase Agreement dated as of December 21, 2006 between DPL Energy, LLC and Buckeye Power, Inc.	Exhibit 10(xx) to Form 10-K filed on February 22, 2007 (File No. 1-9052)

X		10(ss)	Asset Purchase Agreement dated as of November 28, 2006 between DPL Energy, LLC and Columbus Southern Power Company	Exhibit 10(yy) to Form 10-K filed on February 22, 2007 (File No. 1-9052)

	X	10(tt)	Revolving Credit Agreement, dated as of November 21, 2006 between KeyBank N.A., JPMorgan Chase, N.A., Fifth Third Bank and The Dayton Power and Light Company	Exhibit 10.1 to Form 8-K filed on November 28, 2006 (File No. 1-2385)

X		10(uu)*	Form of DPL Inc. Amended and Restated Non-Employee Director Restricted Stock Units Agreement	Filed herewith as Exhibit 10(uu)

X		10(vv)*	DPL Inc. 2006 Deferred Compensation Plan For Non-Employee Directors, as amended and restated through December 31, 2007	Filed herewith as Exhibit 10(vv)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location(1)
X	X	18	Copy of preferability letter relating to change in accounting for unbilled revenues from Price Waterhouse LLP	Exhibit 10.1 to Form 8-K filed on February 18, 2005 (File No. 1-9052)

X	X	21	List of Subsidiaries of DPL Inc. and of The Dayton Power and Light Company	Filed herewith as Exhibit 21

X		23(a)	Consent of KPMG LLP	Filed herewith as Exhibit 23(a)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

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

DPL Inc.

February 22, 2008	By:
/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

The Dayton Power and Light Company

February 22, 2008	By:
/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ R. D. Biggs	Director	February 22, 2008
(R. D. Biggs)

/s/ P. R. Bishop	Director	February 22, 2008
(P. R. Bishop)

/s/ B. S. Graham	Director	February 22, 2008
(B. S. Graham)

/s/ F.F. Gallaher	Director	February 22, 2008
(F.F. Gallaher)

/s/ G.E. Harder	Director and Non-Executive Chairman	February 22, 2008
(G.E. Harder)

	Director and Vice-Chairman	February 22, 2008
(W A. Hillenbrand)

/s/ L.L. Lyles
(L.L. Lyles)	Director	February 22, 2008

/s/ P.M. Barbas	Director, President and Chief	February 22, 2008
(P.M. Barbas)	Executive Officer (principal executive officer)

/s/ N.J. Sifferlen
(N.J. Sifferlen)	Director	February 22, 2008

/s/ J. J. Gillen	Senior Vice President and	February 22, 2008
(J. J. Gillen)	Chief Financial Officer (principal financial and principal accounting officer)

/s/ F.J. Boyle	Vice President and	February 22, 2008
(F.J. Boyle)	Chief Accounting Officer

Schedule II

DPL Inc.

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005 - 2007

$  in thousands

Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2007:
Deducted from accounts receivable — Provision for uncollectible accounts	$1,430	$5,678	$5,590	$1,518

Deducted from deferred tax assets — Allowance for deferred tax assets	$10,132	$2,676	$379	$12,429

2006:
Deducted from accounts receivable — Provision for uncollectible accounts	$1,044	$4,835	$4,449	$1,430

Deducted from deferred tax assets — Allowance for deferred tax assets	$6,776	$3,356	$—	$10,132

2005:
Deducted from accounts receivable — Provision for uncollectible accounts	$1,085	$3,582	$3,623	$1,044

Deducted from deferred tax assets — Allowance for deferred tax assets	$1,140	$5,636	$—	$6,776

(1) Amounts written off, net of recoveries of accounts previously written off.

The Dayton Power and Light Company

VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2005 - 2007

$  in thousands

Description	Balance at Beginning of Period	Additions	Deductions (1)	Balance at End of Period

2007:
Deducted from accounts receivable — Provision for uncollectible accounts	$1,430	$5,678	$5,590	$1,518

Deducted from deferred tax assets — Allowance for deferred tax assets	$277	$71	$—	$348

2006:
Deducted from accounts receivable — Provision for uncollectible accounts	$1,044	$4,835	$4,449	$1,430

Deducted from deferred tax assets — Allowance for deferred tax assets	$—	$277	$—	$277

2005:
Deducted from accounts receivable — Provision for uncollectible accounts	$1,085	$3,582	$3,623	$1,044

Deducted from deferred tax assets — Allowance for deferred tax assets	$—	$—	$—	$—

(1) Amounts written off, net of recoveries of accounts previously written off.