Form 10-Q
period 2008-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2008-04-24
CIK 787250, 27430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

As of April 21, 2008, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	113,609,122

The Dayton Power and Light Company	Common Stock	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

Index

Part I  Financial Information

Part II  Other Information

Other

Signatures	47

Certifications	48

DPL Inc. and The Dayton Power and Light Company file current, annual and quarterly reports, proxy statements (DPL Inc. only), and other information required by the Securities Exchange Act of 1934, as amended, with the Securities and Exchange Commission (SEC).  You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference room.  Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

Our public internet site is http://www.dplinc.com.  We make available, free of charge, through our internet site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and Forms 3, 4 and 5 filed on behalf of our directors and executive officers, and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Part 1 — Financial Information

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 90% of DPL’s total consolidated asset base.  Throughout this report the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Item 1 – Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions except per share amounts	2008	2007

Revenues	$416.1	$379.7

Cost of revenues:
Fuel	61.9	90.3
Purchased power	83.0	52.2
Total cost of revenues	144.9	142.5

Gross margin	271.2	237.2

Operating expenses:
Operation and maintenance	62.4	69.3
Depreciation and amortization	33.2	33.5
General taxes	29.8	28.0
Amortization of regulatory assets	3.1	2.9
Total operating expenses	128.5	133.7

Operating income	142.7	103.5

Investment income	1.7	3.0
Interest expense	(21.0)	(23.1)
Other income (deductions)	(0.7)	0.8
Earnings from continuing operations before income tax	122.7	84.2

Income tax expense	45.4	33.0
Earnings from continuing operations	77.3	51.2
Earnings from discontinued operations, net of tax	—	4.9
Net Income	$77.3	$56.1

Average number of common shares outstanding (millions)
Basic	109.3	107.5
Diluted	116.4	119.4

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.71	$0.48
Earnings from discontinued operations	—	0.04
Total Basic	$0.71	$0.52

Diluted:
Earnings from continuing operations	$0.66	$0.43
Earnings from discontinued operations	—	0.04
Total Diluted	$0.66	$0.47

Dividends paid per share of common stock	$0.275	$0.260

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2008	2007

Cash flows from operating activities:
Net income	$77.3	$56.1
Less: Income from discontinued operations	—	(4.9)
Income from continuing operations	77.3	51.2

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.2	33.5
Amortization of regulatory assets	3.1	2.9
Deferred income taxes	4.8	(1.7)
Captive insurance provision	0.9	1.3
Changes in certain assets and liabilities:
Accounts receivable	1.7	(23.3)
Accounts payable	5.6	26.8
Accrued taxes payable	17.0	6.0
Accrued interest payable	(4.8)	(14.5)
Prepayments	1.3	(1.1)
Inventories	11.2	(0.2)
Deferred compensation assets	3.0	7.7
Deferred compensation obligations	(6.6)	1.6
Other	2.0	17.4
Net cash provided by operating activities	149.7	107.6

Cash flows from investing activities:
Capital expenditures	(65.3)	(91.0)
Net cash used for investing activities	(65.3)	(91.0)

Cash flows from financing activities:
Exercise of stock options	1.1	3.9
Tax impact related to exercise of stock options	0.1	1.4
Retirement of long-term debt	—	(225.0)
Withdrawal of restricted funds held in trust, net	6.6	10.1
Dividends paid on common stock	(29.9)	(27.8)
Issuance of short-term debt, net	—	65.0
Net cash used for financing activities	(22.1)	(172.4)

Cash and cash equivalents:
Net change	62.3	(155.8)
Balance at beginning of period	134.9	262.2
Cash and cash equivalents at end of period	$197.2	$106.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$24.7	$36.4
Income taxes paid, net	$10.2	$15.4
Non-cash financing & investing activities:
Restricted funds held in trust	$30.3	$—
Accruals for capital expenditures	$28.1	$33.0

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$197.2	$134.9
Restricted funds held in trust	30.3	37.0
Accounts receivable, less provision for uncollectible accounts of $1.4 and $1.5, respectively	239.5	241.2
Inventories, at average cost	93.7	105.0
Taxes applicable to subsequent years	36.1	48.0
Other current assets	13.7	11.8
Total current assets	610.5	577.9

Property:
Held and used:
Property, plant and equipment	5,057.2	5,011.6
Less: Accumulated depreciation and amortization	(2,264.2)	(2,234.6)
Total net property held and used	2,793.0	2,777.0

Other noncurrent assets:
Regulatory assets	162.2	165.2
Other deferred assets	43.8	46.5
Total other noncurrent assets	206.0	211.7

Total Assets	$3,609.5	$3,566.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			March 31,	December 31,
	$ in millions		2008	2007

	LIABILITIES AND SHAREHOLDERS' EQUITY

	Current liabilities:
	Current portion - long-term debt		$365.7	$100.7
	Accounts payable		152.0	163.1
	Accrued taxes		115.9	110.8
	Accrued interest		21.1	25.8
	Other current liabilities		29.9	27.2
	Total current liabilities		684.6	427.6

	Noncurrent liabilities:
	Long-term debt		1,276.5	1,541.5
	Deferred taxes		379.7	374.9
	Unamortized investment tax credit		40.0	40.7
	Insurance and claims costs		20.9	20.0
	Other deferred credits		264.4	266.3
	Total noncurrent liabilites		1,981.5	2,243.4

	Cumulative preferred stock not subject to mandatory redemption		22.9	22.9

	Commitments and contingencies (Note 9)

	Common shareholders' equity:
	Common stock, at par value of $0.01 per share:
	March 2008	December 2007
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	113,609,122	113,558,444	1.1	1.1
	Warrants		50.0	50.0
	Common stock held by employee plans		(36.5)	(39.7)
	Accumulated other comprehensive loss		(11.2)	(9.2)
	Retained earnings		917.1	870.5
	Total common shareholders' equity		920.5	872.7

	Total Liabilities and Shareholders' Equity		$3,609.5	$3,566.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions	2008	2007

Revenues	$413.9	$377.5

Cost of revenues:
Fuel	60.7	89.5
Purchased power	83.9	52.7
Total cost of revenues	144.6	142.2

Gross margin	269.3	235.3

Operating expenses:
Operation and maintenance	59.6	59.4
Depreciation and amortization	30.7	30.7
General taxes	29.5	27.6
Amortization of regulatory assets	3.1	2.9
Total operating expenses	122.9	120.6

Operating income	146.4	114.7

Investment income	1.5	1.5
Interest expense	(6.6)	(5.4)
Other income (deductions)	(0.7)	0.8
Earnings before income tax	140.6	111.6

Income tax expense	51.6	41.8
Net income	$89.0	$69.8

Preferred dividends	0.2	0.2

Earnings on common stock	$88.8	$69.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2008	2007

Cash flows from operating activities:
Net income	$89.0	$69.8
Adjustments:
Depreciation and amortization	30.7	30.7
Amortization of regulatory assets	3.1	2.9
Deferred income taxes	4.3	(4.7)
Changes in certain assets and liabilities:
Accounts receivable	(0.3)	(23.8)
Accounts payable	6.1	25.7
Accrued taxes payable	23.7	20.5
Accrued interest payable	2.7	2.8
Prepayments	2.1	0.1
Inventories	11.2	(0.2)
Deferred compensation assets	4.9	7.9
Deferred compensation obligations	(6.6)	1.6
Other	(3.0)	14.2
Net cash provided by operating activities	167.9	147.5

Cash flows from investing activities:
Capital expenditures	(65.0)	(90.1)
Net cash used for investing activities	(65.0)	(90.1)

Cash flows from financing activities:
Issuance of short-term debt, net	—	65.0
Withdrawal of restricted funds held in trust, net	6.6	10.1
Dividends paid on preferred stock	(0.2)	(0.2)
Payment of short-term debt	(20.0)	—
Dividends paid on common stock to parent	(80.0)	(125.0)
Net cash used for financing activities	(93.6)	(50.1)

Cash and cash equivalents:
Net change	9.3	7.3
Balance at beginning of period	13.2	46.1
Cash and cash equivalents at end of period	$22.5	$53.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$3.1	$1.8
Income taxes paid, net	$9.9	$14.1
Non-cash financing & investing activities:
Restricted funds held in trust	$30.3	$—
Accruals for capital expenditures	$28.1	$33.0

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$22.5	$13.2
Restricted funds held in trust	30.3	37.0
Accounts receivable, less provision for uncollectible accounts of $1.4 and $1.5, respectively	222.3	221.8
Inventories, at average cost	92.3	103.6
Taxes applicable to subsequent years	36.0	48.0
Other current assets	14.5	13.4
Total current assets	417.9	437.0

Property:
Property, plant and equipment	4,802.5	4,757.0
Less: Accumulated depreciation and amortization	(2,186.4)	(2,159.1)
Net property	2,616.1	2,597.9

Other noncurrent assets:
Regulatory assets	162.2	165.2
Other deferred assets	64.3	76.6
Total other noncurrent assets	226.5	241.8

Total Assets	$3,260.5	$3,276.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2008	2007

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$90.7	$0.7
Accounts payable	151.4	161.9
Accrued taxes	124.1	112.7
Accrued interest	15.8	12.9
Short-term debt owed to parent	—	20.9
Other current liabilities	29.6	26.9
Total current liabilities	411.6	336.0

Noncurrent liabilities:
Long-term debt	784.5	874.6
Deferred taxes	367.9	367.0
Unamortized investment tax credit	40.0	40.7
Other deferred credits	264.3	266.2
Total noncurrent liabilities	1,456.7	1,548.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 9)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	782.5	784.8
Accumulated other comprehensive income	(0.1)	6.5
Retained earnings	586.5	577.6
Total common shareholder’s equity	1,369.3	1,369.3

Total Liabilities and Shareholder’s Equity	$3,260.5	$3,276.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements

1.     Basis of Presentation

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 — telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial, and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 515,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE), one of DPL’s wholly owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.   DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly owned and provides financing to DPL, DP&L, and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

Financial Statement Presentation

We prepare consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.  The condensed consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the three months ended March 31, 2008 may not be indicative of our results that will be realized for the full year ending December 31, 2008.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.  In the opinion of our management, the condensed consolidated financial statements contain all adjustments necessary to fairly state our financial condition as of March 31, 2008; our results of operations for the three months ended March 31, 2008; and our cash flows for the three months ended March 31, 2008 in accordance with GAAP.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses of the period reported.  We record liabilities for probable estimated losses in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances that may affect our financial position and results of operations.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Reclassifications

During the quarter ended December 31, 2007, we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Condensed Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.  As a result of these reclassifications, cash provided by operating activities for DPL increased by $10.5 million from $97.1 million to $107.6 million for the three months ended March 31, 2007. This same adjustment also increased cash used for capital expenditures from investing activities to $91.0 million from $80.5 million for the three months ended March 31, 2007.  Cash provided by operating activities for DP&L increased by $10.5 million from $137.0 million to $147.5 million for the three months ended March 31, 2007. This same adjustment also increased cash used for capital expenditures from investing activities to $90.1 million from $79.6 million for the three months ended March 31, 2007.  The reclassifications did not impact operating income or net income, working capital, any earnings per share measures or net change in cash, and cash equivalents as previously reported.

Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’S excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statements of Results of Operations for the three months ended March 31, 2008 and March 31, 2007 as follows:

	Three Months Ended	Three Months Ended
$ in millions	March 31. 2008	March 31, 2007
	$14.4	$14.2

Recently Adopted Accounting Standards

Accounting for Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 does not expand the use of fair value in any new circumstances.  SFAS 157 did not have a material effect on our overall results of operations, financial position, or cash flows.  See Note 7 of Notes to Condensed Consolidated Financial Statements.

Amendment of FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts”

We adopted Staff Position FIN 39-1, “Amendment of FASB Interpretation 39” (FSP FIN 39-1), on January 1, 2008.  FSP FIN 39-1 amends paragraph 10 of FIN 39 to “permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph.”  We do not have receivables or payables in relation to cash collateral.  All collateral either posted or received is in the form of a letter of credit or parental guarantee.  FSP FIN 39-1 did not have a material effect on our overall results of operations, financial position, or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

We adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), on January 1, 2008.  The FASB ratified the EITF consensus that a realized income tax benefit from dividends that are charged to retained earnings, and are paid to employees for equity classified non-vested equity shares, should be recognized as an increase in additional paid-in-capital and should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 did not have a material effect on our overall results of operations, financial position, or cash flows.

Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R), effective for fiscal years beginning after December 15, 2008.  Under SFAS 141R, an acquiring entity in a business combination is required to recognize all assets acquired and liabilities assumed in the transaction.  The revised standard also establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.  The rule requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination.  We are currently evaluating SFAS 141R and do not expect these new rules to have a material impact on our overall results of operations, financial position, or cash flows.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS 160), effective for fiscal years beginning after December 15, 2008.  SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests.  We are currently evaluating the impact of SFAS 160 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133” (SFAS 161), effective for fiscal years beginning after November 15, 2008.  SFAS 161 requires an entity to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are currently evaluating SFAS 161 and do not expect these new rules to have a material impact on our overall results of operations, financial position, or cash flows.

2.     Supplemental Financial Information

DPL Inc.	At	At
	March 31,	December 31,
$ in millions	2008	2007

Accounts receivable, net:
Retail customers	$82.0	$71.7
Unbilled revenue	64.4	68.4
Partners in commonly-owned plants	48.1	56.7
PJM including financial transmission rights	23.0	23.2
Wholesale customers	12.1	12.7
Refundable franchise tax	5.2	5.2
Other	6.1	4.8
Provision for uncollectible accounts	(1.4)	(1.5)
Total accounts receivable, net	$239.5	$241.2

Inventories, at average cost:
Fuel and emission allowances	$59.0	$70.5
Plant materials and supplies	34.2	34.1
Other	0.5	0.4
Total inventories, at average cost	$93.7	$105.0

Other current assets:
Prepayments	$5.5	$5.9
Current deferred income taxes	3.0	2.1
Deposits and other advances	1.2	1.1
Other	4.0	2.7
Total other current assets	$13.7	$11.8

Property, plant and equipment:
Construction work in process	$322.3	$364.5
Property, plant and equipment	4,734.9	4,647.1
Total property, plant and equipment	$5,057.2	$5,011.6

Other deferred assets:
Prepaid pension	$11.1	$9.9
Unamortized debt expense	10.6	10.9
Investments	8.5	8.8
Commercial activities tax benefit	6.8	6.8
Master Trust assets	6.4	9.6
Other	0.4	0.5
Total other deferred assets	$43.8	$46.5

Accounts payable:
Trade payables	$67.1	$65.6
Fuel accruals	39.6	34.4
Other	45.3	63.1
Total accounts payable	$152.0	$163.1

Other current liabilities:
Customer security deposits	$19.5	$19.2
Low income service plan	2.9	2.2
Pension and retiree benefits payable	0.8	0.8
Other	6.7	5.0
Total other current liabilities	$29.9	$27.2

Other deferred credits:
Asset retirement obligations - regulated property	$92.7	$91.5
Taxes payable	66.4	65.3
Pension and retiree benefits	39.9	40.6
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	16.2	20.4
Asset retirement obligations - generation property	12.5	12.5
Litigation and claims reserve	5.1	4.3
Employee benefit reserves	4.3	4.3
Customer advances in aid of construction	3.4	3.5
Other	3.8	3.8
Total other deferred credits	$264.4	$266.3

DP&L	At	At
	March 31,	December 31,
$ in millions	2008	2007

Accounts receivable, net:
Retail customers	$82.0	$71.8
Unbilled revenue	57.3	60.5
Partners in commonly-owned plants	48.1	56.7
PJM including financial transmission rights	23.0	23.1
Wholesale customers	4.1	3.5
Refundable franchise tax	3.1	3.1
Other	6.1	4.6
Provision for uncollectible accounts	(1.4)	(1.5)
Total accounts receivable, net	$222.3	$221.8

Inventories, at average cost:
Fuel and emission allowances	$59.0	$70.5
Plant materials and supplies	32.8	32.7
Other	0.5	0.4
Total inventories, at average cost	$92.3	$103.6

Other current assets:
Prepayments	$6.3	$7.5
Current deferred income taxes	3.0	2.1
Deposits and other advances	0.9	0.9
Other	4.3	2.9
Total other current assets	$14.5	$13.4

Property, plant and equipment:
Construction work in process	$322.1	$363.8
Property, plant and equipment	4,480.4	4,393.2
Total property, plant and equipment	$4,802.5	$4,757.0

Other deferred assets:
Master Trust assets	$42.9	$56.0
Prepaid pension	11.0	9.9
Unamortized debt expense	9.5	9.6
Other	0.9	1.1
Total other deferred assets	$64.3	$76.6

Accounts payable:
Trade payables	$67.0	$64.8
Fuel accruals	39.1	34.1
Other	45.3	63.0
Total accounts payable	$151.4	$161.9

Other current liabilities:
Customer security deposits	$19.5	$19.2
Low income service plan	2.9	2.2
Pension and retiree benefits payable	0.8	0.8
Other	6.4	4.7
Total other current liabilities	$29.6	$26.9

Other deferred credits:
Asset retirement obligations - regulated property	$92.7	$91.5
Taxes payable	66.4	65.3
Pension and retiree benefits	39.8	40.5
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	16.2	20.4
Asset retirement obligations - generation property	12.5	12.5
Litigation and claims reserve	5.1	4.3
Employee benefit reserves	4.3	4.3
Customer advances in aid of construction	3.4	3.5
Other	3.8	3.8
Total other deferred credits	$264.3	$266.2

DPL Inc.

	Three Months Ended March 31,
$ in millions	2008	2007
Cash flows - other:
Deposits and other advances	$0.2	$16.1
Other	1.8	1.3
Total cash flows - other	$2.0	$17.4

Comprehensive income:
Net income	$77.3	$56.1
Net change in unrealized gains (losses) on financial instruments	(0.2)	0.4
Net change in deferred gains (losses) on cash flow hedges	(3.4)	(3.6)
Minimum pension liability	0.5	0.6
Deferred income taxes related to unrealized gains and (losses)	1.1	1.1
Comprehensive income	$75.3	$54.6

DP&L

	Three Months Ended March 31,
$ in millions	2008	2007

Cash flows - other:
Deposits and other advances	$0.3	$15.5
Other	(3.3)	(1.3)
Total cash flows - other	$(3.0)	$14.2

Comprehensive income:
Net income	$89.0	$69.8
Net change in unrealized gains (losses) on financial instruments	(8.2)	8.4
Net change in deferred gains (losses) on cash flow hedges	(3.4)	(3.6)
Minimum pension liability	0.5	0.6
Deferred income taxes related to unrealized gains and (losses)	4.5	(1.4)
Comprehensive income	$82.4	$73.8

3.     Discontinued Operations

On February 13, 2005, DPL’s subsidiaries, MVE, Inc. (MVE) and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  During 2005, MVE and MVIC completed the sale of their interests in forty-three and a portion of another of those private equity funds. During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The ownership interest in these funds was transferred in 2006 and 2007, at which time DPL recognized previously deferred gains.  During the  three months ended March 31, 2007, $7.9 million ($4.9 million after tax) of deferred gains were recorded in discontinued operations.   There were no discontinued operations recorded during the three months ended March 31, 2008.

4.             Long-term Debt

	At	At
DPL Inc.	March 31,	December 31,
$ in millions	2008	2007
DP&L - First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L - Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2040 - variable rate	—	90.0
DP&L - Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	784.4	874.4

DPL Inc. - Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. - Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. - Senior Notes 8.00% Series due 2009	—	175.0
DP&L - Obligations for capital leases	1.1	1.3
Unamortized debt discount	(1.4)	(1.6)
Total	$1,276.5	$1,541.5

(a)   Weighted average interest rate for quarters ended March 31, 2008 and 2007.

	At	At
DP&L	March 31,	December 31,
$ in millions	2008	2007
DP&L - First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L - Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L - Pollution control series maturing 2040 - variable rate	—	90.0
DP&L - Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
	784.4	874.4

DP&L - Obligations for capital leases	1.1	1.3
Unamortized debt discount	(1.0)	(1.1)
Total	$784.5	$874.6

(a)   Weighted average interest rate for quarters ended March 31, 2008 and 2007.

At March 31, 2008, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $365.7 million through March 31, 2009; $0.7 million from April 1, 2009 through March 31, 2010; $0.4 million from April 1, 2010 through March 31, 2011; $297.4 million from April 1, 2011 through March 31, 2012; and none from April 1, 2012 through March 31, 2013.

At March 31, 2008, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $90.7 million through March 31, 2009; $0.7 million from April 1, 2009 through March 31, 2010; $0.4 million from April 1, 2010 through March 31, 2011; and none from April 1, 2011 through March 31, 2013.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

At March 31, 2008, the Senior Notes 8.0% due March 31, 2009, are reflected within the current portion of long-term debt in DPL’s Condensed Consolidated Balance Sheet.

On March 1, 2007, pursuant to our strategy of reducing long-term debt, DPL redeemed the $225 million 8.25% Senior Notes when they became due.

During the three months ended March 31, 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over the next three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  The financing is to be used to partially fund ongoing flue gas desulfurization (FGD) capital projects.  The Public Utilities Commission of Ohio (PUCO) approved DP&L’s application for this additional financing on July 26, 2006.

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the Bonds, when due, is insured by an insurance policy issued by Financial Guaranty Insurance Company.  DP&L is using the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing, and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen, and Stuart generating stations.

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The variable interest rate on these bonds had been determined via a Dutch-auction that was reset every 35 days.  During the three months ended March 31, 2008, there has been significant turmoil in the auction rate securities (ARS) market, numerous auction failures, and significant increases in interest rates.  On April 4, 2008, these OAQDA Revenue bonds were converted from 35-day ARS to 7-day variable rate demand notes (VRDN).  At that time, the trustee, on behalf of DP&L, purchased all of the issued and outstanding bonds from the bondholders at par value and placed them in a custody account.  These bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time.  These VRDNs were purchased using funds provided by DP&L’s revolving line of credit at a borrowing rate of LIBOR plus 0.27% and will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.  Accordingly, at March 31, 2008, the $90 million variable rate OAQDA Revenue bonds are reflected within the current portion of long-term debt in the condensed consolidated balance sheets for both DPL and DP&L.  See Note 10 of the Notes to Condensed Consolidated Financial Statements.

On November 21, 2006, DP&L entered into a new $220 million unsecured revolving credit agreement replacing its $100 million facility.  This new agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  As of March 31, 2008, DP&L had no outstanding borrowings under this credit facility.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel, and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of March 31, 2008, DP&L had no outstanding letters of credit against the facility.  As reviewed in the preceding paragraph, on April 4, 2008, $90 million was drawn on this facility to purchase the VRDNs.

During the second quarter ended June 30, 2007, DPL entered into a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, an additional $70 million during the fourth quarter ended December 31, 2007, and the final $20 million during the first quarter ended March 31, 2008.  This short-term loan did not violate any covenants in our other debt instruments.  There are no other intercompany debt collateralizations or debt guarantees between DPL, DP&L, and their affiliates.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

5.     Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  We also have unfunded liabilities related to retirement benefits for certain active, terminated, and retired key executives.  These liabilities totaled approximately $1.0 million at March 31, 2008.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits, while qualified employees who retired after 1987 are eligible for life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31, 2008 and 2007 was:

Net periodic benefit cost

$ in millions	Pension		Postretirement
	2008	2007	2008	2007
Service cost	$0.8	$1.1	$—	$—
Interest cost	4.1	4.1	0.4	0.4
Expected return on assets (a)	(6.0)	(5.5)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	0.7	0.9	(0.2)	(0.2)
Prior service cost	0.6	0.6	—	—
Net periodic benefit cost	$0.2	$1.2	$0.1	$0.1

(a)                               The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments:

$ in millions	Pension	Postretirement
2008	$14.8	$2.0
2009	$20.0	$2.6
2010	$20.3	$2.6
2011	$20.5	$2.5
2012	$21.0	$2.4
2013 — 2017	$110.6	$9.8

6.     Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
$ in millions	2008	2007
Stock options	$—	$—
Restricted stock units	(0.1)	4.7
Performance shares	0.1	0.4
Restricted shares	0.1	—
Non-employee directors’ RSUs	0.1	—
Share-based compensation included in operations and maintenance expense	$0.2	$5.1
Income tax benefit	(0.1)	(1.8)
Total share-based compensation, net of tax	$0.1	$3.3

Total compensation expense for the period ended March 31, 2008 decreased by $3.2 million (net of income tax) over the same period of the prior year due to the forfeiture of restricted stock units and stock options by three of our former executives.

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the quarters ended March 31, 2008 and 2007 was as follows:

	Options		RSUs		Performance Shares
	2008	2007	2008	2007	2008	2007
Outstanding at beginning of year	946,500	5,091,500	22,976	1,345,995	142,108	154,768
Granted	—	—	—	—	93,298	69,184
Dividends	—	—	—	—	—	—
Exercised	(50,000)	(150,000)	—	—	—	(22,462)
Expired	—	—	—	—	(37,426)	(21,583)
Forfeited	—	—	(1,603)	—	(7,253)	(14,172)
Outstanding at period end	896,500	4,941,500	21,373	1,345,995	190,727	165,735
Exercisable at period end	896,500	4,931,500	—	1,295,977	—	—

	Restricted Shares		Director RSUs
	2008	2007	2008	2007
Outstanding at beginning of year	42,200	19,000	13,573	—
Granted	—	5,000	—	—
Dividends	—	—	148	—
Exercised	(1,000)	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at period end	41,200	24,000	13,721	—
Exercisable at period end	—	—	—	—

7.     Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.  SFAS 157 requires that the impact of this change in accounting for fair valued assets and liabilities be recorded as an adjustment to beginning retained earnings in the period of adoption.  We did not have any adjustments to beginning retained earnings in the period of adoption.

FSP SFAS 157-2 allows for a deferral from the SFAS 157 disclosures for non-financial assets or liabilities until fiscal years beginning after November 15, 2008.  We did not have any non-financial assets or liabilities accounted for on a fair value basis in the period ending March 31, 2008.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 inputs are defined as quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets and liabilities include equity securities held in various deferred compensation trusts, forward contracts, and futures contracts that are traded in an active exchange market.

Level 2

Level 2 inputs are observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include open-ended investment funds and forward contracts with quoted prices from over-the-counter (OTC) markets or direct broker quotes that are traded less frequently than exchange-traded instruments.

Level 3

Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  We currently do not have any Level 3 assets or liabilities.

Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk.  With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account the Company’s own credit standing.  We incorporate credit risk into valuations by requiring or posting margin as requested by/of counterparties.

The fair value of assets measured on a recurring basis was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted
	Fair Value at		Prices in Active		Other Observable		Unobservable
	March 31, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L (a)	DPL	DP&L (a)	DPL	DP&L	DPL	DP&L
Assets
Master Trust Assets	$6.3	$42.7	$—	$36.4	$6.3	$6.3	$—	$—
Derivative Assets	—	—	—	—	—	—	—	—
Total	$6.3	$42.7	$—	$36.4	$6.3	$6.3	$—	$—

Liabilities
Derivative Liabilities	$4.5	$4.5	$—	$—	$4.5	$4.5	$—	$—
Total	$4.5	$4.5	$—	$—	$4.5	$4.5	$—	$—

    (a)  DP&L holds DPL stock in the Master Trust that is eliminated in consolidation.

Generally, for all financial assets held by the Master Trust, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights and capacity swap contracts where the quoted prices are from a relatively inactive market; forward power contracts which are valued using prices on the New York Mercantile Exchange (NYMEX) for similar contracts on the OTC market; and open-ended funds that are valued using the end of day Net Asset Value (NAV).

8.     Earnings per Share

Basic earnings per share (EPS) is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS is based on the weighted-average number of DPL common and common- equivalent shares outstanding during the year, except in periods where the inclusion of such common-equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held by DP&L’s Employee Stock Ownership Plan (ESOP).

The following table represents common-equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

	Three Months Ended March 31,
In millions	2008	2007

Common equivalent shares	0.3	—

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income after discontinued operations and cumulative effect of accounting change:

	Three Months Ended March 31,
	2008			2007
	Net		Per	Net		Per
$ in millions except per share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$77.3	109.3	$0.71	$56.1	107.5	$0.52

Effect of Dilutive Securities:
Stock Incentive Units		—			1.3
Warrants		6.9			9.1
Stock options, performance and restricted shares		0.2			1.5

Diluted EPS	$77.3	116.4	$0.66	$56.1	119.4	$0.47

9.     Commitments and Contingencies

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to the information disclosed in the contractual obligations table in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 except that relating to the purchase, on April 4, 2008, of the $90 million variable rate OAQDA Revenue bonds.  This is discussed in Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements.

Commercial Commitments

There have been no material changes, outside the ordinary course of business, to our commercial commitments as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 except that relating to the purchase, on April 4, 2008, of the $90 million variable rate OAQDA Revenue bonds.  These bonds were purchased using DP&L’s revolving credit line.  This is discussed in Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2008, cannot be reasonably determined.

Environmental Matters

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws.  In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We have been identified, either by a government agency or by a private party seeking contribution to site clean-up costs, as a potentially responsible party (PRP) at two sites pursuant to state and federal laws.  We record liabilities for probable estimated loss in accordance with SFAS 5 as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations and financial position.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, including depositions, and most expert reports have been submitted.  In order to allow the parties additional time to attempt to negotiate a settlement, the proceeding is currently subject to a stay, at least until a pre-hearing conference scheduled for May 15, 2008, with the judge.  Settlement negotiations are ongoing.

Notices of Violation Involving Wholly-Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA and Ohio EPA, and DP&L has provided data to those agencies regarding its maintenance expenses and operating results and recommendations that had previously been made by consultants to DP&L.  Additional information was provided to the U.S. Department of Justice in response to a request made on January 28, 2008, for additional information regarding DP&L’s actions taken in response to the recommendations in the consultants’ reports that DP&L had provided to USEPA and Ohio EPA.  DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio, the operator of the Zimmer generating station, received a NOV and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity, and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio is expected to act on behalf of itself and the co-owners with respect to this matter.  DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Environmental Regulation and Litigation Related to Air Quality

On February 8, 2008, a three-judge panel of the Court of Appeals, D.C. Circuit, struck down the USEPA regulations that were designed to establish a trading program for mercury emissions, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” mercury as a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The USEPA and a group representing utilities have filed a request for rehearing en banc (i.e., a rehearing before all the D.C. Circuit judges).  Irrespective of whether that request is granted or denied, the final order will be subject to appeal in the U.S. Supreme Court, which has a discretionary power to decide whether or not to hear an appeal.  Due to the ongoing uncertainties associated with an appeal that may be taken by the D.C. Circuit or the U.S. Supreme Court and the USEPA regulatory process, if the three-judge panel’s ruling is not reversed, we cannot project the final costs we may incur to comply with any resulting mercury restriction regulations.

Updates to Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the CAA governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the court issued an opinion, on January 25, 2007, remanding several aspects of the rule to USEPA for reconsideration.  Several parties have petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  The timing of the conclusion of this review is still uncertain at this time.

On February 5, 2008, we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule, as part of the final National Pollutant Discharge Elimination System (NPDES) Permit, that requires us to implement one of two diffuser options for the discharge of water from the Stuart station into the Ohio River as identified in the thermal discharge study conducted pursuant to requirements contained in a previous permit.  The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata share would be approximately $11.5 million.  On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate the Company’s position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.

10. Subsequent Events

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The variable interest rate on these bonds had been determined via a Dutch-auction that was reset every 35 days.  During the three months ended March 31, 2008, there has been significant turmoil in the auction rate securities (ARS) market, numerous auction failures, and significant increases in interest rates.  On April 4, 2008, these OAQDA Revenue bonds were converted from 35-day ARS to 7-day variable rate demand notes (VRDN).  At that time, the trustee, on behalf of DP&L, purchased all of the issued and outstanding bonds from the bondholders at par value and placed them in a custody account.  These bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time.  These VRDNs were purchased using funds provided by DP&L’s revolving line of credit at a borrowing rate of LIBOR plus 0.27% and will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.  Accordingly, at March 31, 2008, the $90 million variable rate OAQDA Revenue bonds are reflected within the current portion of long-term debt in the condensed consolidated balance sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 90% of DPL’s total consolidated asset base.  Throughout this report the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in this section.

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development of Regional Transmission Organizations (RTOs), including PJM Interconnection, L.L.C. (PJM) to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s and DP&L’s filings with the Securities and Exchange Commission.

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

BUSINESS OVERVIEW

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 — telephone (937) 224-6000.

DPL’s principal subsidiary is DP&L.  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 515,000 retail customers.  DP&L also purchases retail peak load requirements from DPL Energy LLC (DPLE), one of DPL’s wholly owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPLE, which engages in the operation of peaking generating facilities; DPL Energy Resources, Inc. (DPLER), which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.   DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly owned and provides financing to DPL, DP&L and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

As we look forward, there are a number of issues that we believe may have a significant impact on our business and operations described above.  The following issues mentioned below are not meant to be exhaustive but to provide insight to matters that have or are likely to have an effect on our industry and business:

•                  Ohio Energy Legislation

On September 25, 2007, Senate Bill 221 was introduced in the Ohio Legislature.  The bill codified, in draft form, the governor’s proposed energy policy.  The bill was passed by the Senate on October 31, 2007.  On April 22, 2008, the Ohio House of Representatives passed an amended bill that was confirmed by the Senate on April 23, 2008. Management is continuing to evaluate the pending legislation and its impacts to DPL.

•                  Greenhouse Gases

The rules issued by the United States Environmental Protection Agency (USEPA) and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in sulfur dioxide (SO2), nitrogen oxides (NOX), and mercury emissions may impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions.

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

•                  Fuel Prices

Recently, the coal market has experienced significant price increases.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel for our anticipated electric sales.  We have entered into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not hedged against price volatility, our results of operations, financial position or cash flows could be materially affected.

•                  Credit Market

The current global credit crisis may adversely affect our business and financial results.  During 2007, higher interest rates, falling property prices, and a significant increase in the number of sub-prime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and the first quarter ended March 31, 2008.  The anticipated future delinquencies among high-risk, or sub-prime, borrowers in the United States is expected to continue in the foreseeable future.  The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities (MBS), sales of collateralized debt obligations (CDOs) and the creation of structured investment vehicles (SIVs), as well as the unclear impact on large banks of MBS, CDOs, and SIVs, caused banks to reduce their loans to each other or make them at higher interest rates.  Similarly, the ability of corporations to obtain funds through the issuance of debt was negatively impacted.  We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms, or at all, could negatively affect our business and financial results.  See Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements which discusses recent actions taken by the Company associated with its auction rate securities.

UPDATES / OTHER MATTERS

Competition and Regulation Updates

Ohio Matters Updates

Ohio Retail Rates

On April 22, 2008, the Ohio House of Representatives passed and on April 23, 2008, the Ohio Senate concurred on the provisions contained in substitute Senate Bill 221, an Ohio electric energy bill. The bill will be submitted to the Governor, who is expected to sign it into law.  In its current form, the bill states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009.  Under the market rate option, the retail generation price will be set by a periodic competitive bid process after the utility demonstrates that it can meet certain market criteria and bid requirements set out in the bill.  Utilities that still own generation in the state are required to phase in the market rate option over a period of not less than five years.  Under the electric security plan option, the Public Utilities Commission of Ohio (PUCO) will establish rules for filing an electric security plan which may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its electric security plan, the utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.

The pending legislation contains annual targets relating to advanced energy portfolio standards, renewable energy, and energy efficiency standards.  The proposed standards require that, by 2025, 12.5% of the generation used to supply standard offer generation service by the utility must come from advanced energy resources, which may include distributed generation, cogeneration, clean coal technology, nuclear technology, or energy efficiency.  Another 12.5% of the generation used to supply standard offer generation service by the utility must come from renewable energy resources, of which 0.5% must come from solar energy resources.  In addition, the proposed bill requires annual energy efficiency reductions that reach 22.3% by 2025 and peak demand reduction requirements that reach 7.75% by 2018.  The advanced energy portfolio and energy efficiency standards begin in 2009, with increases in requirement percentages each year.  If any targets are not met, compliance penalties will apply, unless compliance is outside the utility’s control.  Management is continuing to evaluate the pending legislation and its impacts to DPL.

Federal Matters Updates

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the Federal Energy Regulatory Commission (FERC).  FERC Orders issued in 2007, regarding the allocation of costs of large transmission facilities within PJM, could result in additional costs being allocated to the Company of approximately $12 million or more annually by 2012.  DP&L filed a notice of appeal to the U.S. Court of Appeals, D.C. Circuit on March 18, 2008.  The appeal has been consolidated with other appeals taken by other interested parties of the same FERC Orders and the consolidated cases have been assigned to the 7th Circuit.  No briefing schedule has been established and the Company cannot predict the outcome or timing of a decision in the appeals.

As a member of PJM, the value of DP&L’s generation capacity is affected by changes in and the clearing results of the PJM capacity construct.  The construct utilizes a Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM.  PJM held its first RPM auction during April 2007 for the 2007/2008 planning year and held subsequent auctions during July and October 2007 and January 2008.  The results of these auctions have not had a material impact on our results of operations, financial position or cash flows.  The FERC decisions establishing RPM have been appealed by various entities to a Federal appeals court.  RPM remains in effect pending the outcome of the appeal.  DP&L has intervened and supports the FERC decisions.  On March 19, 2008, a large coalition of consumers filed a motion to request a FERC Technical Conference to evaluate whether the RPM construct is performing as expected, and proposed that the RPM market should be modified or replaced.  PJM has responded to the group’s claims but the outcome of this proceeding is unknown at this time.

On September 28, 2007, the Internal Revenue Service (IRS) published proposed regulations which would change the treatment of transactions involving the provision of insurance between members of a consolidated tax group.  If adopted, these regulations would affect the tax position previously held by Miami Valley Insurance Company (MVIC), our captive insurance company, that provides insurance to us and our subsidiaries.  The IRS requested comments by December 27, 2007.  MVIC filed comments as part of a coalition formed for this purpose which included captive insurance companies and parent companies, captive insurance industry associations and insurance departments of numerous states which have captive insurance regulations.  These entities all opposed the IRS’ proposed regulations.  After review of all comments received, on February 20, 2008, the IRS withdrew the part of its proposed regulation that would have eliminated the current taxation structure of single-parent captive insurance companies filing a consolidated tax return with their parent.  Therefore, there has been no adverse impact on DPL, DP&L, or MVIC.

In April 2008, DPL was notified that the IRS would audit its 2005 federal income tax return.

Environmental Updates

DPL, DP&L and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.

As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities to comply, or to determine compliance, with such regulations.  We record liabilities for probable estimated loss in accordance with Statement of Financial Accounting Standards No. 5 “Accounting for Contingencies” (SFAS 5), as discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.   DPL, through its wholly owned captive insurance subsidiary MVIC, has an actuarially calculated reserve for environmental matters.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material effect on our results of operations, financial position or cash flows.

Sierra Club Litigation Update

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, including depositions, and most expert reports have been submitted.  In order to allow the parties additional time to attempt to negotiate a settlement, the proceeding is currently subject to a stay, at least until a pre-hearing conference scheduled for May 15, 2008, with the judge.  Settlement negotiations are ongoing.

Notices of Violation Involving Wholly Owned Plants

In 2007, the Ohio EPA and the USEPA issued NOVs to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  Discussions are under way with the USEPA and Ohio EPA, and DP&L has provided data to those agencies regarding its maintenance expenses and operating results and recommendations that had previously been made by consultants to DP&L.  Additional information was provided to the U.S. Department of Justice in response to a request made on January 28, 2008, for additional information regarding DP&L’s actions taken in response to the recommendations in the consultants’ reports that DP&L had provided to USEPA and Ohio EPA.  DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio, the operator of the Zimmer generating station, received a NOV and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity, and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio is expected to act on behalf of itself and the co-owners with respect to this matter.  DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Environmental Regulation and Litigation Related to Air Quality

On February 8, 2008, a three-judge panel of the Court of Appeals, D.C. Circuit, struck down the USEPA regulations that were designed to establish a trading program for mercury emissions, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” mercury as a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The USEPA and a group representing utilities have filed a request for rehearing en banc (i.e., a rehearing before all the D.C. Circuit judges).  Irrespective of whether that request is granted or denied, the final order will be subject to appeal in the U.S. Supreme Court, which has a discretionary power to decide whether or not to hear an appeal.  Due to the ongoing uncertainties associated with an appeal that may be taken by the D.C. Circuit or the U.S. Supreme Court and the USEPA regulatory process, if the three-judge panel’s ruling is not reversed, we cannot project the final costs we may incur to comply with any resulting mercury restriction regulations.

Updates to Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007 remanding several aspects of the rule to USEPA for reconsideration.  Several parties have petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  The timing of the conclusion of this review is still uncertain at this time.

On February 5, 2008, we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule, as part of the final National Pollutant Discharge Elimination System (NPDES) Permit, that requires us to implement one of two diffuser options for the discharge of water from the Stuart station into the Ohio River as identified in the thermal discharge study conducted pursuant to requirements contained in a previous permit.  The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata share would be approximately $11.5 million.  On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate our position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.

FGD Project Implementation

Installation of flue gas desulfurization (FGD) equipment on Stuart station units 3 and 4 was successfully completed during the three months ended March 31, 2008.  The remaining two Stuart units are scheduled to be commissioned prior to June 2008.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were significant themes and events for the three months ended March 31, 2008:

•

During the three months ended March 31, 2008, DP&L sold excess emission allowances to various counterparties for a total of $26.7 million. Costs associated with such sales amounted to $0.2 million, resulting in total net gains of $26.5 million. In the fourth quarter of 2007, DP&L began planning for and managing its excess allowances as part of its operations. Accordingly, such gains are recorded as a component of DP&L’s fuel costs and reflected in operating income.

•

DPL’s revenues for the three months ended March 31, 2008 increased 10% over the same period in 2007 mainly due to colder weather and the effect of the environmental investment and other regulated asset recovery riders.  For the three months ended March 31, 2008, DPL’s fuel costs, excluding the gains from the sale of emission allowances discussed above, decreased slightly while purchased power costs increased over the same period in 2007. Operation and maintenance expense decreased 10% from the same period in 2007.

•

DP&L’s revenues for the three months ended March 31, 2008 increased 10% over the same period in 2007 mainly due to colder weather and the effect of the environmental investment and other regulated asset recovery riders.  For the three months ended March 31, 2008, DP&L’s fuel costs, excluding the gains from the sale of emission allowances discussed above, decreased slightly while purchased power costs increased over the same period in 2007.

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

Income Statement Highlights — DPL

	Three Months Ended
	March 31,
$ in millions	2008	2007

Revenues:
Retail	$318.1	$304.5
Wholesale	57.1	56.7
RTO services	24.9	15.7
Capacity revenues	13.2	—
Other revenues	2.8	2.8
Total revenues	$416.1	$379.7

Cost of revenues:
Fuel	$88.4	$90.3
Gains from sale of emission allowances (c)	(26.5)	—
Purchased power	59.0	39.8
RTO ancillary charges (b)	11.9	12.4
Capacity charges (b)	12.1	—
Gross margins (a)	$271.2	$237.2

Gross margin as a percentage of revenues	65.2%	62.5%

Operating income	$142.7	$103.5

Earnings per share:
Continuing operations	$0.71	$0.48
Discontinued operations	$—	$0.04
Net income	$0.71	$0.52

(a)

For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

(b)	RTO ancillary and capacity charges are included in total purchased power in the Condensed Consolidated Statements of Results of Operations.
(c)	Gains from the sale of emission allowances are included in fuel costs in the Condensed Consolidated Statements of Results of Operations.

DPL Inc. — Revenues

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2008 vs. 2007

Retail
Rate	$8.5
Volume	5.4
Other	(0.3)
Total retail change	$13.6

Wholesale
Rate	$11.6
Volume	(11.2)
Total wholesale change	$0.4

RTO ancillary & other
RTO services	$22.4

Total revenues	$36.4

For the three months ended March 31, 2008, revenues increased $36.4 million, or 10%, to $416.1 million from $379.7 million for the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume, and an increase in RTO ancillary revenue.  Retail revenues increased $13.6 million resulting primarily from a 3% increase in average retail rates due largely to the second phase of the environmental investment rider (EIR) combined with a 2% increase in weather-driven sales volume.  These increases resulted in a favorable $8.5 million price variance and a $5.4 million sales volume variance for retail revenues.  Wholesale revenues increased $0.4 million for the three months ended March 31, 2008 primarily as a result of a 25% increase in wholesale average rates, partially offset by a 20% decrease in sales volume.  This resulted in a favorable $11.6 million wholesale price variance and an unfavorable $11.2 million volume variance.  For the three months ended March 31, 2008, RTO ancillary and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $22.4 million compared to the same period in the prior year. This increase primarily resulted from $13.2 million realized from the PJM capacity auction and $9.2 million of PJM transmission and congestion revenues. RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchased power.  Other RTO ancillary revenues are offset by other RTO ancillary charges in purchased power.

DPL Inc. — Margins, Fuel and Purchased Power

For the three months ended March 31, 2008, gross margin of $271.2 million increased $34.0 million, or 14%, from $237.2 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 65.2% in 2008 compared to 62.5% in 2007.  This result primarily reflects the favorable impact of the gains realized from the sale of excess emission allowances, which are recorded as a component of fuel costs, as well as the impact of retail revenues discussed above, partially offset by increased purchased power costs.  Fuel costs, which include coal, gas, oil, and emission allowance costs, decreased $28.4 million, or 31%, in the three months ended March 31, 2008 compared to the same period in 2007, primarily due to net gains of $26.5 million realized from the sale of DP&L’s excess emission allowances.  During the quarter ended December 31, 2007, DP&L began planning for and managing the excess allowances as part of its operations and, during 2008, began recording gains or losses resulting from their sale as a component of fuel costs.  Purchased power increased $30.8 million in the three months ended March 31, 2008 compared to the same period in 2007.  The increase in purchased power primarily results from a $22.6 million increase relating to higher average market rates, partially offset by a $3.4 million decrease relating to lower volumes of purchased power.  Also included in purchased power is a $12.1 million increase related to RTO ancillary charges for PJM capacity charges.  We purchase power to satisfy increasing retail sales volume when generating facilities are not available due to planned and unanticipated outages, or when market prices are below the marginal costs associated with our higher cost generating facilities.  The RTO ancillary charges for PJM capacity are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

DPL Inc. — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2008 vs. 2007
Boiler maintenance costs	$4.1
Generating facilities operating expenses	2.0
Turbine maintenance costs	1.2
Legal costs	(7.1)
Deferred compensation (mark-to-market adjustments)	(5.8)
Other, net	(1.3)
Total operation and maintenance expense	$(6.9)

For the three months ended March 31, 2008, operation and maintenance expense decreased $6.9 million, or 10%, compared to the same period in 2007.  This variance was primarily the result of a $7.1 million decrease in legal costs due largely to the litigation settlement with three of our former executives in May 2007, and a $5.8 million decrease in deferred compensation costs (mark-to-market adjustments) primarily associated with deferred compensation liabilities for the three former executives.  These decreases were partially offset by increased boiler maintenance costs of $4.1 million, a $2.0 million increase related to operating expenses for the generating facilities, and a $1.2 million increase related to turbine maintenance costs.

DPL Inc. — Investment Income

For the three months ended March 31, 2008, investment income decreased $1.3 million to $1.7 million compared to the same period in 2007.  This decrease was primarily the result of lower cash and short-term investment balances in 2008 compared to 2007.

DPL Inc. — Interest Expense

Interest expense for the three months ended March 31, 2008 decreased $2.1 million, or 9%, compared to the same period in 2007 resulting primarily from the redemption of DPL debt ($225 million 8.25% Senior Notes) and partially offset by the additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007.

DPL Inc. — Other Income (Deductions)

For the three months ended March 31, 2008, other deductions of $0.7 million changed from other income of $0.8 million recorded for the same period of the prior year.  This change from other income to other deductions primarily resulted from $0.4 million of charitable donations in the three months ended March 31, 2008 and $0.7 million of gains realized from the sale of NOx allowances for the same period in 2007.  During the quarter ended December 31, 2007, DP&L began planning for and managing its excess allowances as part of its operations.  Accordingly, such gains that were recorded in other income and deductions are now recorded as a component of DP&L’s fuel costs and reflected in operating income.

DPL Inc. — Income Tax Expense

For the three months ended March 31, 2008, income taxes from continuing operations increased $12.4 million, or 38%, compared to the same period in 2007, primarily reflecting an increase in pre-tax book income, partially offset by a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

RESULTS OF OPERATIONS — The Dayton Power and Light Company (DP&L)

Income Statement Highlights — DP&L

	Three Months Ended
	March 31,
$ in millions	2008	2007

Revenues:
Retail	$282.8	$271.8
Wholesale	93.0	90.0
RTO services	24.9	15.7
Capacity revenues	13.2	—
Total revenues	$413.9	$377.5

Cost of revenues:
Fuel	$87.2	$89.5
Gains from sale of emission allowances (c)	(26.5)	—
Purchased power	59.9	40.3
RTO ancillary charges (b)	11.9	12.4
Capacity charges (b)	12.1	—
Gross margins (a)	$269.3	$235.3

Gross margin as a percentage of revenues	65.1%	62.3%

Operating Income	$146.4	$114.7

(a)

For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

(b)	RTO ancillary and capacity charges are included in total purchased power in the Condensed Consolidated Statements of Results of Operations.
(c)	Gains from the sale of emission allowances are included in fuel costs in the Condensed Consolidated Statements of Results of Operations.

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2008 vs. 2007

Retail
Rate	$6.5
Volume	4.8
Other miscellaneous	(0.3)
Total retail change	$11.0

Wholesale
Rate	$20.8
Volume	(17.8)
Total wholesale change	$3.0

RTO ancillary
RTO services	$22.4

Total revenues	$36.4

For the three months ended March 31, 2008, revenues increased $36.4 million, or 10%, to $413.9 million from $377.5 million in the same period of the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, higher retail sales volume, and an increase in RTO ancillary revenue.  Retail revenues increased $11.0 million resulting primarily from a 2% increase in average retail rates due largely to the second phase of the EIR, combined with a 2% increase in weather-driven sales volume.  These increases resulted in a favorable $6.5 million price variance and a $4.8 million sales volume variance for retail revenues.  Wholesale revenues increased $3.0 million, for the three months ended March 31, 2008, primarily as a result of a 29% increase in wholesale average rates, partially offset by a 20% decrease in sales volume.  This resulted in a favorable $20.8 million wholesale price variance and an unfavorable $17.8 million volume variance.  For the three months ended March 31, 2008, RTO ancillary and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $22.4 million compared to the same period in the prior year.  This increase primarily resulted from $13.2 million realized from the PJM capacity auction and $9.2 million of PJM transmission and congestion revenues.  RTO ancillary revenues from the PJM capacity auction are substantially offset by RTO ancillary charges for PJM capacity charges included in purchased power.  Other RTO ancillary revenues are offset by other RTO ancillary charges in purchased power.

DP&L — Margins, Fuel and Purchased Power

For the three months ended March 31, 2008, gross margin of $269.3 million increased $34.0 million, or 14%, from $235.3 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 65.1% in 2008 compared to 62.3% in 2007.  This result primarily reflects the favorable impact of the gains realized from the sale of excess emission allowances, which are recorded as a component of fuel costs, as well as the impact of both retail and wholesale revenues discussed above partially offset by increased purchased power costs.  Fuel costs, which include coal, gas, oil, and emission allowance costs, decreased $28.8 million, or 32%, in the three months ended March 31, 2008, compared to the same period in 2007, primarily due to net gains of $26.5 million realized from the sale of DP&L’s excess emission allowances.  During the quarter ended December 31, 2007, DP&L began planning for and managing the excess allowances as part of its operations and, during 2008, began recording the gains or losses resulting from their sale as a component of fuel costs.  Purchased power increased $31.2 million in the three months ended March 31, 2008 compared to the same period in 2007.  The increase in purchased power primarily results from a $23.3 million increase relating to higher average market rates, partially offset by a $3.7 million decrease relating to lower volumes of purchased power.  Also included in purchased power is a $12.1 million increase related to RTO ancillary charges for PJM capacity charges.  We purchase power to satisfy increasing retail sales volume when generating facilities are not available due to planned and unanticipated outages or when market prices are below the marginal costs associated with our higher cost generating facilities. The RTO ancillary charges for PJM capacity are substantially offset by RTO ancillary revenues for PJM capacity resulting in minimal impact to gross margin.

DP&L — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2008 vs. 2007
Boiler maintenance costs	$4.1
Generating facilities operating expenses	2.0
Turbine maintenance costs	1.2
Deferred compensation (mark-to-market adjustments)	(5.8)
Other, net	(1.3)
Total operation and maintenance expense	$0.2

For the three months ended March 31, 2008, operation and maintenance expense increased $0.2 million compared to the same period in 2007.  This variance was primarily the result of increased boiler maintenance costs of $4.1 million, a $2.0 million increase related to operating expenses for the generating facilities, and a $1.2 million increase related to turbine maintenance costs.  These increases were partially offset by a $5.8 million decrease in deferred compensation costs (mark-to-market adjustments) primarily associated with deferred compensation liabilities for three of our former executives.

DP&L — Interest Expense

Interest expense for the three months ended March 31, 2008 increased $1.2 million, or 22%, compared to the same period of the prior year primarily as a result of the additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007.

DP&L — Other Income (Deductions)

For the three months ended March 31, 2008, other deductions of $0.7 million changed from other income of $0.8 million for the same period in the prior year.  This change from other income to other deductions primarily resulted from $0.4 million of charitable donations for the three months ended March 31, 2008, and $0.7 million of gains realized from the sale of NOx allowances for the same period in 2007.  During the three months ended December 31, 2007, DP&L began planning for and managing its excess allowances as part of its operations.  Accordingly, such gains that were recorded in other income and deductions are now recorded as a component of DP&L’s fuel costs and reflected in operating income.

DP&L — Income Tax Expense

For the three months ended March 31, 2008, income taxes increased $9.8 million, or 23%, compared to the same period in the prior year, primarily reflecting an increase in pre-tax book income, partially offset by a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements, includes the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

During the fourth quarter ended December 31, 2007, we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Condensed Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.  See Note 1 of Notes to Condensed Consolidated Financial Statements.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $197.2 million at March 31, 2008, compared to $134.9 million at December 31, 2007, an increase of $62.3 million.  The increase in cash and cash equivalents was primarily attributed to cash generated from operating activities of $149.7 million and $6.6 million restricted funds drawn to fund pollution control capital expenditures, partially offset by $65.3 million in capital expenditures and $29.9 million in dividends paid on common stock.  At March 31, 2008, DPL had $30.3 million in restricted funds held in trust relating to the 2007 issuance of $90.0 million in pollution control bonds.  On April 4, 2008, DP&L repurchased the bonds from bondholders, and will hold them in trust while it continues to evaluate market conditions and explore suitable long-term financing alternatives (see Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements).  The restricted funds will continue to be held in trust until we make a decision either to reissue the bonds or to cancel them.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $22.5 million at March 31, 2008, compared to $13.2 million at December 31, 2007, an increase of $9.3 million.  The increase in cash and cash equivalents was primarily attributed to $167.9 million in cash generated from operating activities, and $6.6 million restricted funds drawn to fund pollution control capital expenditures, partially offset by $65.0 million in capital expenditures, $80.0 million in dividends paid on common stock to our parent DPL, and a $20.0 million short-term loan repayment to DPL.  At March 31, 2008, DP&L had $30.3 million in restricted funds held in trust relating to the 2007 issuance of $90.0 million in pollution control bonds.  On April 4, 2008, DP&L repurchased the bonds from bondholders, and will hold them in trust while it continues to evaluate market conditions and explore suitable long-term financing alternatives (see Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements).  The restricted funds will continue to be held in trust until we make a decision either to reissue the bonds or to cancel them.

Operating Activities

For the three months ended March 31, 2008 and 2007, cash flows from operations were as follows:

Net Cash provided by Operating Activities

	Three Months Ended
	March 31,
$ in millions	2008	2007

DPL	$149.7	$107.6

DP&L	$167.9	$147.5

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

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $149.7 million and $107.6 million in the three month periods ended March 31, 2008 and 2007, respectively.  The net cash provided by operating activities for 2008 and 2007 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest, and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $167.9 million and $147.5 million in the three month periods ended March 31, 2008 and 2007, respectively.  The net cash provided by operating activities for 2008 and 2007 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

Investing Activities

For the three months ended March 31, 2008 and 2007, cash flows from investing activities were as follows:

Net Cash used for Investing Activities

	Three Months Ended
	March 31,
$ in millions	2008	2007

DPL	$(65.3)	$(91.0)

DP&L	$(65.0)	$(90.1)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $65.3 million and $91.0 million in the three month periods ended March 31, 2008 and 2007, respectively.  Net cash flows used for investing activities during both of these periods were related to capital expenditures.

DP&L’s Cash used for Investing Activities

DP&L’s net cash used for investing activities were $65.0 million and $90.1 million in the three month periods ended March 31, 2008 and 2007, respectively.  Net cash flows used for investing activities during both these periods were related to capital expenditures.

Financing Activities

For the three months ended March 31, 2008 and 2007, cash flows from financing activities were as follows:

Net Cash used for Financing Activities

	Three Months Ended
	March 31,
$ in millions	2008	2007

DPL	$(22.1)	$(172.4)

DP&L	$(93.6)	$(50.1)

DPL’s Cash used for Financing Activities

DPL’s net cash used for financing activities in the three months ended March 31, 2008 were $22.1 million compared to $172.4 million during the same period of the prior year.  Net cash flows used for financing activities in the three months ended March 31, 2008 were primarily the result of cash used to pay dividends of $29.9 million to stockholders, partially offset by withdrawals of $6.6 million from the restricted funds held in trust.  Net cash flows used for financing activities in the three months ended March 31, 2007 were the result of cash used to redeem the $225 million 8.25% Senior Notes on March 1, 2007 and to pay dividends of $27.8 million to stockholders, partially offset by a $65.0 million draw on our revolving credit facility and withdrawing $10.1 million from the restricted funds held in trust.

DP&L’s Cash used for Financing Activities

DP&L’s net cash used for financing activities in the three months ended March 31, 2008 were $93.6 million compared to $50.1 million during the same period of the prior year.  Net cash flows used for financing activities in the three months ended March 31, 2008 were primarily the result of cash used to pay common stock dividends of $80.0 million to our parent DPL and a short-term repayment to DPL of $20.0 million, partially offset by withdrawals of $6.6 million from restricted funds held in trust.  Net cash flows used for financing activities for the three months ended March 31, 2007 were primarily the result of cash used to pay common stock dividends of $125.0 million to our parent DPL, partially offset by a $65.0 million draw on our revolving credit facility and $10.1 million of withdrawals from restricted funds held in trust.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees.  We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows is dependent on general economic conditions, competitive pressures and other business and risk factors described in Item 1a of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.  If we are unable to generate sufficient cash flows, or otherwise comply with the terms of our credit facilities, the senior notes and other long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

DPL’s construction additions were $46.4 million and $78.9 million during the three month periods ended March 31, 2008 and 2007, respectively.  DPL is expected to spend approximately $225 million in 2008.

DP&L’s construction additions were $46.1 million and $78.0 million during the three month periods ended March 31, 2008 and 2007, respectively.  DP&L is expected to spend approximately $223 million in 2008.  Planned construction additions for 2008 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  Over the next three years, DPL, through its subsidiary DP&L, is projecting to spend an estimated $510 million in capital projects.   In our Annual Report of Form 10-K for the fiscal year ended December 31, 2007, we reported our estimated capital spending to be approximately $490 million.  This change is primarily due to expected cost increases relating to the ongoing flue gas desulfurization project at Stuart station.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds, and the reasonable cost of external funds.  We expect to finance our construction additions in 2008 with a combination of cash on hand, short-term financing, long-term debt, and cash flows from operations.

Debt

During the three months ended March 31, 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over the next three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.   On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L had drawn out the entirety of the funds.

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  DP&L subsequently repurchased these bonds from the bondholders on April 4, 2008.  This transaction is further discussed in Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements.

Debt Covenants

There have been no changes to our debt covenants as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.  We are in compliance with all our debt covenants.

Credit Ratings

Our rating agencies upgraded our corporate credit and debt ratings.  The following table outlines the rating of each company and date of the upgrade:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Positive	April 2008
Moody’s Investors Service	Baa2	A2	Stable	November 2007
Standard & Poor’s Corp.	BBB-	A-	Positive	April 2008

Off-Balance Sheet Arrangements

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with our wholly owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  There have been no material changes to our guarantees as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007.

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to the information disclosed in the contractual obligations table in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 except that relating to the purchase, on April 4, 2008, of the $90 million variable rate OAQDA Revenue bonds.  This is discussed in Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements.

Commercial Commitments

There have been no material changes, outside the ordinary course of business, to our commercial commitments as disclosed in our Annual Report of Form 10-K for the fiscal year ended December 31, 2007 except that relating to the purchase, on April 4, 2008, of the $90 million variable rate OAQDA Revenue bonds.  These bonds were purchased using DP&L’s revolving credit line.  This is discussed in Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements.

MARKET RISK

In the normal course of business, we are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emissions and gas, and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition, and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Our Risk Management Committee (RMC) is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The RMC meets on a regular basis with the objective of identifying, assessing, and quantifying material risk issues and developing strategies to manage these risks.

Commodity Pricing Risk

Recently, the coal market has experienced significant price increases.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  We have responded to increases in the price of coal by entering into contracts to hedge our exposure to fuel requirements and other energy-related commodities.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not hedged against price volatility, our results of operations, financial position, or cash flows could be materially affected.

Approximately 14% of DPL’s and 22% of DP&L’s three months ended March 31, 2008 electric revenues were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of March 31, 2008, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately a $14 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of March 31, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $20 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in the three months ended March 31, 2008 and 2007 were 53% and 52%, respectively.   DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs were 54% for both the three month periods ending March 31, 2008 and 2007.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2008 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2008 due to planned emission control upgrades.  We do not expect to purchase SO2 allowances for 2008.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the timing of emission control equipment upgrade completion, and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOX allowances for 2008.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on higher volume and price (and excluding the effect of emission allowance sales), fuel costs are forecast to be 15% to 25% higher in 2008 compared to 2007.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of March 31, 2008, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $37 million increase or decrease to net income.  As of March 31, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $32 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  At March 31, 2008 we had both fixed and variable rate long-term debt; our variable rate debt was comprised of publicly held secured notes.  The variable rate bonds bear interest based on a prevailing rate determined via auction and which was applicable during each 35-day auction period.  The auction rate was, among other factors, driven by market demand, supply, market interest rates and other economic conditions.  As discussed in Notes 4 and 10 of Notes to Condensed Consolidated Financial Statements, we repurchased $90 million of our OAQDA Revenue bonds, on April 4, 2008.  This repurchase reduces our exposure to fluctuations in interest rates.

The carrying value of DPL’s debt was $1,642.2 million at March 31, 2008, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital leases.  The fair value of this debt was $1,648.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

The carrying value of DP&L’s debt was $875.2 million at March 31, 2008, consisting of our first mortgage bonds, our tax-exempt pollution control bonds, and our capital leases.  The fair value of this debt was $859.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; income taxes; valuation of regulatory assets and liabilities; the valuation of insurance and claims costs; the valuation of assets and liabilities related to employee benefits; and the valuation of contingent and other obligations.  Actual results may differ from those estimates.  Refer to our Annual Report of Form 10-K  for the fiscal year ended December 31, 2007 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL Inc.		DP&L (a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Electric sales (millions in kWh)
Residential	1,680	1,638	1,680	1,638
Commercial	959	932	959	932
Industrial	967	977	967	977
Other retail	347	338	347	338
Total retail	3,953	3,885	3,953	3,885

Wholesale	899	1,120	899	1,120

Total	4,852	5,005	4,852	5,005

Operating revenues ($ in thousands)
Residential	$155,669	$147,977	$155,669	$147,977
Commercial	78,904	74,698	74,272	70,987
Industrial	58,137	57,496	31,386	31,619
Other retail	22,831	21,526	18,896	18,408
Other miscellaneous revenues	2,576	2,850	2,559	2,864
Total retail	$318,117	$304,547	$282,782	$271,855

Wholesale	57,071	56,685	93,055	90,032

RTO ancillary revenues	38,053	15,662	38,054	15,662

Other revenues, net of fuel costs	2,857	2,799	—	—

Total	$416,098	$379,693	$413,891	$377,549

Electric customers at end of period
Residential	457,650	457,754	457,650	457,754
Commercial	49,954	49,373	49,954	49,373
Industrial	1,812	1,817	1,812	1,817
Other	6,471	6,350	6,471	6,350

Total	515,887	515,294	515,887	515,294

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

PART II

Item 1 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2008, cannot be reasonably determined.

Part I, Item 1 — ENVIRONMENTAL CONSIDERATIONS and Item 3 of our Annual Report of Form 10-K for the fiscal year ended December 31, 2007, and Note 18 to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report of Form 10-K.  Information concerning the legal proceedings discussed in Item 2 — UPDATES/OTHER MATTERS — Environmental Updates of Part I of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

State Income Tax Audit

On February 13, 2006, we received correspondence from the Ohio Department of Taxation (ODT) notifying us that ODT had completed its examination and review of our Ohio Corporation Franchise Tax Returns for tax years 2002 through 2004 and that the final proposed audit adjustments resulted in a balance due of $90.8 million before interest and penalties.  On March 29, 2006, we filed petitions for reassessment with the ODT to protest each assessment as well as request corrected assessments for each tax year.  On October 12, 2006, we signed a Memorandum of Understanding with the ODT that stated if the ODT’s positions are ultimately sustained in judicial proceedings, the total additional tax liability that we would be subject to for tax years 2002 through 2004 would be no more than $50.7 million before interest as opposed to the $90.8 million stated in the ODT’s correspondence of February 13, 2006.  We have reviewed the proposed audit adjustments and are contesting the ODT findings and notice of assessment.  We have also begun settlement discussions with the ODT which would include all issues for tax years 1998 — 2006.  We believe we have recorded adequate tax reserves related to the proposed adjustments; however, we cannot predict the outcome, which could be material to our results of operations and cash flows.

We have also filed an appeal to the Ohio Board of Tax Appeals for tax years 1998 through 2001.   The issues in this appeal are included in the settlement discussions mentioned above. We believe we have recorded adequate tax reserves related to the appeal; however, we cannot predict the outcome, which could be material to our results of operations and cash flows.

We are also open for audit review by various state agencies for tax years 2002 through 2006.

Depending upon the outcome of these audits and the appeal, we may be required to increase our tax provision if actual amounts ultimately determined exceed recorded reserves.  We believe we have adequate reserves in each tax jurisdiction but cannot predict the outcome of these audits.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  DP&L, on behalf of all co-owners, is leading the defense of this matter.  A sizable amount of discovery has taken place, including depositions, and most expert reports have been submitted.  In order to allow the parties additional time to attempt to negotiate a settlement, the proceeding is currently subject to a stay, at least until a pre-hearing conference scheduled for May 15, 2008, with the judge.  Settlement negotiations are ongoing.

Insurance Recovery Claim

On May 16, 2007, DPL filed an insurance claim with Energy Insurance Mutual (EIM) to recoup legal expenses associated with our litigation against three of our former executives.  Mediation with EIM on this claim is scheduled for May 29, 2008.  The litigation against the former executives was settled on May 21, 2007.

Item 1a — Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report of Form 10-K.  The Form 10-K may be obtained as discussed on Page 4 of this report.  If any of these events occur, our business, financial position or results of operation could be materially affected.

Item 2 — Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 — Defaults Upon Senior Securities

None

Item 4 — Submission of Matters to a Vote of Security Holders

None

Item 5 — Other Information

None

Item 6 — Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	10(a)	Participation Agreement dated January 3, 2008 among DPL Inc., The Dayton Power and Light Company, and Douglas C. Taylor	Filed herewith as Exhibit 10(a)

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	April 23, 2008	/s/ Paul M. Barbas
Paul M. Barbas
President and Chief Executive Officer
(principal executive officer)

	April 23, 2008	/s/ John J. Gillen
John J. Gillen
Senior Vice President, Chief Financial Officer and Treasurer
(principal financial officer)

	April 23, 2008	/s/ Frederick J. Boyle
Frederick J. Boyle
Vice President and Chief Accounting Officer
(principal accounting officer)