Form 10-Q
period 2008-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2008-10-30
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company
DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐ No ☒
The Dayton Power and Light Company	Yes ☐ No ☒

As of  October 27, 2008, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	115,961,880

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

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

Part I – Financial Information

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 95% of DPL’s total consolidated asset base.  Throughout this report, the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

Item 1 – Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions except per share amounts	2008	2007	2008	2007

Revenues	$414.5	$422.0	$1,209.4	$1,145.6

Cost of revenues:
Fuel	62.2	95.9	192.5	250.5
Purchased power	119.8	82.1	288.9	217.5
Total cost of revenues	182.0	178.0	481.4	468.0

Gross margin	232.5	244.0	728.0	677.6

Operating expenses:
Operation and maintenance	68.2	67.3	200.4	198.1
Depreciation and amortization	35.3	33.9	102.5	102.9
General taxes	30.7	29.1	93.0	84.6
Amortization of regulatory assets	2.1	2.9	7.6	8.3
Total operating expenses	136.3	133.2	403.5	393.9

Operating income	96.2	110.8	324.5	283.7

Net gain on settlement of executive litigation	—	—	—	31.0
Investment income	0.5	1.2	3.1	9.5
Interest expense	(21.9)	(16.9)	(67.9)	(59.4)
Other income/(deductions)	(0.4)	2.0	(0.9)	2.6
Total other income/(expense), net	(21.8)	(13.7)	(65.7)	(16.3)

Earnings from continuing operations before income tax	74.4	97.1	258.8	267.4

Income tax expense	26.4	36.4	85.9	101.9

Earnings from continuing operations	48.0	60.7	172.9	165.5
Earnings from discontinued operations, net of tax	—	—	—	10.0

Net Income	$48.0	$60.7	$172.9	$175.5

Average number of common shares outstanding (millions)
Basic	109.9	108.0	109.6	107.8
Diluted	115.0	115.4	116.2	118.1

Earnings per share of common stock
Basic:
Earnings from continuing operations	$0.44	$0.56	$1.58	$1.54
Earnings from discontinued operations	—	—	—	0.09
Total Basic	$0.44	$0.56	$1.58	$1.63

Diluted:
Earnings from continuing operations	$0.42	$0.53	$1.49	$1.40
Earnings from discontinued operations	—	—	—	0.09
Total Diluted	$0.42	$0.53	$1.49	$1.49

Dividends paid per share of common stock	$0.275	$0.260	$0.825	$0.780

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
$ in millions	2008	2007

Cash flows from operating activities:
Net income	$172.9	$175.5
Less: Earnings from discontinued operations, net of tax	—	(10.0)
Earnings from continuing operations	172.9	165.5

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102.5	102.9
Net gain on settlement of executive litigation	—	(31.0)
Gain on sale of aircraft	—	(6.0)
Amortization of regulatory assets	7.6	8.3
Deferred income taxes	32.7	12.1
Changes in certain assets and liabilities:
Accounts receivable	0.7	(39.9)
Accounts payable	24.3	22.4
Accrued taxes payable	(66.4)	5.7
Accrued interest payable	(7.6)	(11.4)
Prepayments	0.4	0.4
Inventories	(4.6)	(18.8)
Deferred compensation assets	(4.1)	3.9
Deferred compensation obligations	(7.4)	1.1
Other	(8.5)	19.8
Net cash provided by operating activities	242.5	235.0

Cash flows from investing activities:
Capital expenditures	(173.8)	(273.3)
Purchases of short-term investments	(9.9)	—
Proceeds from the sale of peaking units, net	—	151.0
Proceeds from the sale of aircraft	—	7.4
Net cash used for investing activities	(183.7)	(114.9)

Cash flows from financing activities:
Exercise of stock options	1.7	14.5
Tax impact related to exercise of stock options	0.3	0.5
Retirement of long-term debt	(100.0)	(225.0)
Withdrawals of restricted funds held in trust, net	20.5	10.1
Dividends paid on common stock	(89.9)	(83.7)
Repurchase of pollution control bonds	(90.0)	—
Withdrawals from revolving credit facility	105.0	95.0
Repayment of borrowings from revolving credit facility	(15.0)	(95.0)
Net cash used for financing activities	(167.4)	(283.6)

Cash and cash equivalents:
Net change	(108.6)	(163.5)
Balance at beginning of period	134.9	262.2
Cash and cash equivalents at end of period	$26.3	$98.7

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$71.6	$68.8
Income taxes paid, net	$112.7	$87.6
Non-cash financing and investing activities:
Restricted funds held in trust	$16.5	$0.5
Accruals for capital expenditures	$43.3	$45.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$26.3	$134.9
Restricted funds held in trust	16.5	37.0
Short-term investments	9.9	—
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.5, respectively	235.3	241.2
Inventories, at average cost	109.6	105.0
Taxes applicable to subsequent years	13.7	48.0
Other current assets	21.5	11.8
Total current assets	432.8	577.9

Property:
Property, plant and equipment	5,171.8	5,011.6
Less: Accumulated depreciation and amortization	(2,321.4)	(2,234.6)
Total net property	2,850.4	2,777.0

Other noncurrent assets:
Regulatory assets	166.7	165.2
Other deferred assets	50.3	46.5
Total other noncurrent assets	217.0	211.7

Total Assets	$3,500.2	$3,566.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

			At	At
			September 30,	December 31,
$ in millions			2008	2007

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt			$175.7	$100.7
Accounts payable			185.2	163.1
Accrued taxes			70.2	110.8
Accrued interest			18.5	25.8
Revolving credit borrowings			90.0	—
Other current liabilities			27.9	27.2
Total current liabilities			567.5	427.6

Noncurrent liabilities:
Long-term debt			1,276.3	1,541.5
Deferred taxes			410.2	374.9
Unamortized investment tax credit			38.7	40.7
Insurance and claims costs			20.1	20.0
Other deferred credits			196.7	266.3
Total noncurrent liabilities			1,942.0	2,243.4

Cumulative preferred stock not subject to mandatory redemption			22.9	22.9

Commitments and contingencies (Note 10)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:

	September 30, 2008	December 31, 2007
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	115,942,280	113,558,444	1.2	1.1

Warrants			31.0	50.0
Common stock held by employee plans			(28.0)	(39.7)
Accumulated other comprehensive loss			(10.2)	(9.2)
Retained earnings			973.8	870.5
Total common shareholders’ equity			967.8	872.7

Total Liabilities and Shareholders’ Equity			$3,500.2	$3,566.6

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007

Revenues	$401.5	$419.6	$1,191.8	$1,139.1

Cost of revenues:
Fuel	57.0	87.6	183.6	240.2
Purchased power	120.1	91.7	291.8	228.2
Total cost of revenues	177.1	179.3	475.4	468.4

Gross margin	224.4	240.3	716.4	670.7

Operating expenses:
Operation and maintenance	65.4	64.0	191.0	195.8
Depreciation and amortization	32.8	31.4	95.0	95.2
General taxes	30.6	28.8	92.4	83.8
Amortization of regulatory assets	2.1	2.9	7.6	8.3
Total operating expenses	130.9	127.1	386.0	383.1

Operating income	93.5	113.2	330.4	287.6

Net gain on settlement of executive litigation	—	—	—	35.3
Investment income	0.6	1.3	6.3	7.5
Interest expense	(8.9)	(3.9)	(26.7)	(14.1)
Other income/(deductions)	(0.4)	2.1	(1.0)	2.7
Total other income/(expense), net	(8.7)	(0.5)	(21.4)	31.4

Earnings before income tax	84.8	112.7	309.0	319.0

Income tax expense	30.0	42.1	101.9	119.5

Net income	54.8	70.6	207.1	199.5

Preferred dividends	0.2	0.2	0.6	0.6

Earnings on common stock	$54.6	$70.4	$206.5	$198.9

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
$ in millions	2008	2007

Cash flows from operating activities:
Net income	$207.1	$199.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95.0	95.2
Net gain on settlement of executive litigation	—	(35.3)
Amortization of regulatory assets	7.6	8.3
Deferred income taxes	31.2	11.0
Changes in certain assets and liabilities:
Accounts receivable	3.2	(40.0)
Accounts payable	23.5	22.7
Accrued taxes payable	(61.1)	(3.1)
Accrued interest payable	2.3	2.4
Prepayments	(0.1)	0.7
Inventories	(4.7)	(19.8)
Deferred compensation assets	1.0	4.1
Deferred compensation obligations	(7.4)	1.1
Other	(23.8)	16.0
Net cash provided by operating activities	273.8	262.8

Cash flows from investing activities:
Capital expenditures	(173.1)	(271.0)
Net cash used for investing activities	(173.1)	(271.0)

Cash flows from financing activities:
Short-term loan from parent	—	105.0
Withdrawals from revolving credit facility	105.0	95.0
Repurchase of pollution control bonds	(90.0)	—
Repayment of borrowings from revolving credit facility	(15.0)	(95.0)
Withdrawals of restricted funds held in trust, net	20.5	10.1
Dividends paid on preferred stock	(0.6)	(0.7)
Repayment of short-term loan from parent	(20.0)	(15.0)
Dividends paid on common stock held by parent	(80.0)	(125.0)
Net cash used for financing activities	(80.1)	(25.6)

Cash and cash equivalents:
Net change	20.6	(33.8)
Balance at beginning of period	13.2	46.1
Cash and cash equivalents at end of period	$33.8	$12.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$21.7	$9.6
Income taxes paid, net	$112.2	$86.8
Non-cash financing and investing activities:
Restricted funds held in trust	$16.5	$0.5
Accruals for capital expenditures	$43.3	$45.5

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
$ in millions	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$33.8	$13.2
Restricted funds held in trust	16.5	37.0
Accounts receivable, less provision for uncollectible accounts of $1.6 and $1.5, respectively	215.6	221.8
Inventories, at average cost	108.2	103.6
Taxes applicable to subsequent years	13.7	48.0
Other current assets	23.8	13.4
Total current assets	411.6	437.0

Property:
Property, plant and equipment	4,916.7	4,757.0
Less: Accumulated depreciation and amortization	(2,238.7)	(2,159.1)
Total net property	2,678.0	2,597.9

Other noncurrent assets:
Regulatory assets	166.7	165.2
Other deferred assets	64.5	76.6
Total other noncurrent assets	231.2	241.8

Total Assets	$3,320.8	$3,276.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	September 30,	December 31,
$ in millions	2008	2007

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$0.7
Accounts payable	183.3	161.9
Accrued taxes	79.3	112.7
Accrued interest	15.5	12.9
Revolving credit borrowings	90.0	—
Short-term debt owed to parent	—	20.9
Other current liabilities	27.8	26.9
Total current liabilities	396.6	336.0

Noncurrent liabilities:
Long-term debt	784.2	874.6
Deferred taxes	396.0	367.0
Unamortized investment tax credit	38.7	40.7
Other deferred credits	196.6	266.2
Total noncurrent liabilities	1,415.5	1,548.5

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 10)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	782.9	784.8
Accumulated other comprehensive (loss) income	(1.6)	6.5
Retained earnings	704.1	577.6
Total common shareholder’s equity	1,485.8	1,369.3

Total Liabilities and Shareholder’s Equity	$3,320.8	$3,276.7

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.              Basis of Presentation

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 – telephone (937) 224-6000.

DPL’s principal subsidiary is The Dayton Power and Light Company (DP&L).  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial, and governmental customers in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPL Energy Resources (DPLER), an affiliate, to satisfy the electric requirements of its retail customers.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 513,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPL Energy LLC (DPLE), which engages in the operation of peaking generating facilities and sells power in wholesale markets; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.  DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly owned and provides financing to DPL, DP&L, and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

Financial Statement Presentation

We prepare consolidated financial statements in accordance with Generally Accepted Accounting Principles (GAAP) in the United States of America.  The condensed consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the three months and nine months ended September 30, 2008 may not be indicative of our results that will be realized for the full year ending December 31, 2008.

Pursuant to the Securities and Exchange Commission (SEC) rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In the opinion of our management, the condensed consolidated financial statements in this report contain all adjustments necessary to fairly state our financial condition as of September 30, 2008; our results of operations for the three months and nine months ended September 30, 2008; and our cash flows for the nine months ended September 30, 2008 in accordance with GAAP.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

Estimates and Judgments

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the revenue and expenses of the periods reported.  We record liabilities for probable estimated losses in accordance with Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies.”  To the extent a probable loss can only be estimated by reference to a range of equally probable outcomes and no amount within the range appears to be a better estimate than any other amount, we accrue for the low end of the range.  Because of uncertainties related to these matters, accruals are based on the best information available at the time.  We evaluate the potential liability related to probable losses quarterly and may revise our estimates.  Judgments and uncertainties affecting the application of these estimates may result in materially different amounts being reported under different conditions or circumstances that may affect our financial position and results of operations.  Significant items subject to such estimates and judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims costs; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; and assets and liabilities related to employee benefits.

Reclassifications

During the quarter ended December 31, 2007, we identified immaterial changes in certain accounts payable balances that had not been correctly presented in our prior period cash flow statements.  Changes in accounts payable balances representing capital expenditures had previously been classified with cash flows from operating activities and should have been classified with capital expenditures as part of investing activities.  Accordingly, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007 has been reclassified to conform to the current presentation.  As a result of these reclassifications, cash provided by operating activities for DPL increased by $23.2 million from $211.8 million to $235.0 million for the nine months ended September 30, 2007. This same adjustment also increased cash used for capital expenditures to $273.3 million from $250.1 million for the nine months ended September 30, 2007.  Cash provided by operating activities for DP&L increased by $23.2 million from $239.6 million to $262.8 million for the nine months ended September 30, 2007.  This same adjustment also increased cash used for capital expenditures to $271.0 million from $247.8 million for the nine months ended September 30, 2007.  The reclassifications did not impact operating income or net income, working capital, any earnings per share measures, or net change in cash and cash equivalents as previously reported.

Depreciation Expense and Study Update

Depreciation expense is calculated using the straight-line method which depreciates the cost of property over its estimated useful life.  For DPL’s and DP&L’s generation, transmission, and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates.  In July 2007, DPL and DP&L completed a depreciation rate study for non-regulated generation property based on property, plant, and equipment balances as of December 31, 2005, with adjustments for subsequent scrubber additions.  The results of the depreciation study concluded that DPL’s and DP&L’s depreciation rates should be reduced due to asset lives being extended beyond previously estimated lives.  DPL and DP&L adjusted the depreciation rates for non-regulated generation property, effective August 1, 2007, reducing depreciation expense.  For the three months ended September 30, 2007, the reduction in depreciation expense increased income from continuing operations by $3.8 million, increased net income by approximately $2.4 million, and increased earnings per share (EPS) by approximately $0.02 per share.

Short-term Investments

Short-term investments comprise corporate bonds that are classified as held-to-maturity.  Held-to-maturity securities are those securities that we have the intent and ability to hold until maturity in accordance with the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.”  The held-to-maturity securities are carried at amortized cost which is determined based on specific identification.

At September 30, 2008, the corporate bonds had an amortized cost of $9.9 million, a fair value of $9.2 million, and are scheduled to mature by February 2009.  The unrecognized losses relating to the bonds amounted to $0.7 million through September 30, 2008.  The decline in fair value below the amortized cost is considered to be temporary.  When the bonds mature, we expect to receive the full $10 million face value of the bonds and their accumulated interest.

Deferral of Storm Costs

On September 14, 2008, the Midwest region was severely affected by hurricane-force winds which resulted in significant property damage and disruptions to the supply of electric energy to retail customers.  Through September 30, 2008, we deferred approximately $7.4 million of the costs associated with the storm restoration.  We plan to file a request for an accounting order seeking approval to defer these costs.

Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statements of Results of Operations for the three months and nine months ended September 30, 2008 and 2007, respectively, as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007
State/local excise taxes	$14.0	$14.6	$40.1	$41.0

Recently Adopted Accounting Standards

Accounting for Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008.  SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  In support of this principle, SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop those standards.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data.  Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy.  SFAS 157 does not expand the use of fair value in any new circumstances.  SFAS 157 did not have a material effect on our overall results of operations, financial position, or cash flows.  See Note 8 of Notes to Condensed Consolidated Financial Statements.

Amendment of FASB Interpretation No. 39 “Offsetting of Amounts Related to Certain Contracts”

We adopted Staff Position FIN 39-1, “Amendment of FASB Interpretation 39” (FSP FIN 39-1), on January 1, 2008.  FSP FIN 39-1 amends paragraph 10 of FIN 39 to “permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with that paragraph.”  We do not have receivables or payables in relation to cash collateral.  All collateral either posted or received is in the form of a letter of credit or parental guarantee.  FSP FIN 39-1 did not have an effect on our overall results of operations, financial position, or cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

We adopted EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), on January 1, 2008.  The FASB ratified the EITF consensus that a realized income tax benefit from dividends that are charged to retained earnings, and are paid to employees for equity classified non-vested equity shares, should be recognized as an increase in additional paid-in capital and should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  EITF 06-11 did not have a material effect on our overall results of operations, financial position, or cash flows.

Recently Issued Accounting Standards

Business Combinations

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (SFAS 141R), effective for fiscal years beginning after December 15, 2008.  Under SFAS 141R, an acquiring entity in a business combination is required to recognize all assets acquired and liabilities assumed in the transaction.  The revised standard also establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed.  The rule requires an acquirer to disclose all of the information users may need to evaluate and understand the nature and financial effect of the business combination.  We have evaluated the impact of adopting SFAS 141R and have determined it will not have a material impact on our overall results of operations, financial position, or cash flows.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160), effective for fiscal years beginning after December 15, 2008.  SFAS 160 requires all entities to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements.  Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and non-controlling interests.  We have evaluated the impact of adopting SFAS 160 and have determined it will not have a material impact on our overall results of operations, financial position, or cash flows.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment to FASB Statement No. 133” (SFAS 161), effective for fiscal years beginning after November 15, 2008.  SFAS 161 requires an entity to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are currently evaluating the impact of adopting SFAS 161 and do not expect these new rules to have a material impact on our overall results of operations, financial position, or cash flows.

GAAP Hierarchy

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162), effective for fiscal years beginning after December 15, 2008.  SFAS 162 identifies a consistent framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities.  We have evaluated the impact of adopting SFAS 162 and have determined it will not have a material impact on our overall results of operations, financial position, or cash flows.

Participating Securities and Earnings per Share (EPS)

In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), effective for fiscal years beginning after December 15, 2008.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method.  We have evaluated the impact of adopting FSP EITF 03-6-1 and do not expect these new rules to have a material impact on our overall results of operations, financial position, or cash flows.

Meaning of “Indexed to a Company’s Own Stock”

In June 2008, the FASB approved the consensus of the Emerging Issues Task Force (EITF) on “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), effective for fiscal years beginning after December 15, 2008.  EITF 07-5 gives guidance on when a financial instrument is considered to be indexed to a company’s own stock to meet the criteria for paragraph 11(a) of FASB Statement No. 133, “Accounting for Derivative and Hedging Activities” and the criteria in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”  We have evaluated the impact of adopting EITF 07-5 and do not expect these new rules to have a material impact on our overall results of operations, financial position, or cash flows.

2.              Supplemental Financial Information

DPL Inc.

	At	At
	September 30,	December 31,
$ in millions	2008	2007

Accounts receivable, net:
Retail customers	$75.6	$71.7
Unbilled revenue	65.6	68.4
Partners in commonly-owned plants	42.6	56.7
PJM including financial transmission rights	24.1	23.2
Coal sales	16.5	1.9
Wholesale customers	8.5	12.7
Refundable franchise tax	—	5.2
Other	4.0	2.9
Provision for uncollectible accounts	(1.6)	(1.5)
Total accounts receivable, net	$235.3	$241.2

Inventories, at average cost:
Fuel and emission allowances	$73.4	$70.5
Plant materials and supplies	36.0	34.1
Other	0.2	0.4
Total inventories, at average cost	$109.6	$105.0

Other current assets:
Deposits and other advances	$7.9	$1.1
Prepayments	5.6	5.9
Current deferred income taxes	3.2	2.1
Other	4.8	2.7
Total other current assets	$21.5	$11.8

Property, plant and equipment:
Construction work in process	$135.8	$364.5
Property, plant and equipment	5,036.0	4,647.1
Total property, plant and equipment	$5,171.8	$5,011.6

Other deferred assets:
Prepaid pension	$13.4	$9.9
Master Trust assets	13.1	9.6
Unamortized debt expense	8.5	10.9
Investments	8.2	8.8
Commercial activities tax benefit	6.8	6.8
Other	0.3	0.5
Total other deferred assets	$50.3	$46.5

Accounts payable:
Trade payables	$83.8	$65.6
Fuel accruals	58.8	34.4
Other	42.6	63.1
Total accounts payable	$185.2	$163.1

Other current liabilities:
Customer security deposits	$19.8	$19.2
Low income service plan	3.2	2.2
Pension and retiree benefits payable	0.8	0.8
Other	4.1	5.0
Total other current liabilities	$27.9	$27.2

Other deferred credits:
Asset retirement obligations - regulated property	$95.3	$91.5
Pension and retiree benefits	37.9	40.6
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	15.1	20.4
Asset retirement obligations - generation property	12.7	12.5
Employee benefit reserves	4.2	4.3
Litigation and claims reserve	3.9	4.3
Customer advances in aid of construction	3.4	3.5
Taxes payable	—	65.3
Other	4.1	3.8
Total other deferred credits	$196.7	$266.3

2.                                      Supplemental Financial Information (continued)

DP&L

	At	At
	September 30,	December 31,
$ in millions	2008	2007

Accounts receivable, net:
Retail customers	$75.6	$71.8
Unbilled revenue	58.3	60.5
Partners in commonly-owned plants	42.6	56.7
PJM including financial transmission rights	20.8	23.1
Coal sales	16.5	1.9
Wholesale customers	1.4	3.5
Refundable franchise tax	—	3.1
Other	2.0	2.7
Provision for uncollectible accounts	(1.6)	(1.5)
Total accounts receivable, net	$215.6	$221.8

Inventories, at average cost:
Fuel and emission allowances	$73.4	$70.5
Plant materials and supplies	34.6	32.7
Other	0.2	0.4
Total inventories, at average cost	$108.2	$103.6

Other current assets:
Deposits and other advances	$7.9	$0.9
Prepayments	7.8	7.5
Current deferred income taxes	3.2	2.1
Other	4.9	2.9
Total other current assets	$23.8	$13.4

Property, plant and equipment:
Construction work in process	$135.4	$363.8
Property, plant and equipment	4,781.3	4,393.2
Total property, plant and equipment	$4,916.7	$4,757.0

Other deferred assets:
Master Trust assets	$42.6	$56.0
Prepaid pension	13.3	9.9
Unamortized debt expense	7.6	9.6
Other	1.0	1.1
Total other deferred assets	$64.5	$76.6

Accounts payable:
Trade payables	$83.8	$64.8
Fuel accruals	57.0	34.1
Other	42.5	63.0
Total accounts payable	$183.3	$161.9

Other current liabilities:
Customer security deposits	$19.8	$19.2
Low income service plan	3.2	2.2
Pension and retiree benefits payable	0.8	0.8
Other	4.0	4.7
Total other current liabilities	$27.8	$26.9

Other deferred credits:
Asset retirement obligations - regulated property	$95.3	$91.5
Pension and retiree benefits	37.8	40.5
SECA net revenue subject to refund	20.1	20.1
Deferred compensation obligations	15.1	20.4
Asset retirement obligations - generation property	12.7	12.5
Litigation and claims reserve	3.9	4.3
Employee benefit reserves	4.2	4.3
Customer advances in aid of construction	3.4	3.5
Taxes payable	—	65.3
Other	4.1	3.8
Total other deferred credits	$196.6	$266.2

2.              Supplemental Financial Information (continued)

DPL Inc.

	Nine Months Ended
	September 30,
$ in millions	2008	2007
Cash flows - other:
Deposits and other advances	$(3.7)	$16.2
Deferred regulatory and other costs	(10.5)	2.2
Other	5.7	1.4
Total cash flows - other	$(8.5)	$19.8

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$48.0	$60.7	$172.9	$175.5
Net change in unrealized gains (losses) on financial instruments	(0.2)	0.2	(0.6)	(1.3)
Net change in deferred gains (losses) on cash flow hedges	2.5	(1.5)	(2.2)	(5.9)
Net change in unrealized gains (losses) on pension and postretirement benefits	0.5	0.5	1.5	1.6
Deferred income taxes related to unrealized gains and (losses)	(1.1)	0.3	0.3	2.2
Comprehensive income	$49.7	$60.2	$171.9	$172.1

DP&L

	Nine Months Ended
	September 30,
$ in millions	2008	2007

Cash flows - other:
Deposits and other advances	$(3.9)	$15.6
Deferred regulatory and other costs	(10.5)	2.2
Other deferred credits	(3.4)	0.8
Other	(6.0)	(2.6)
Total cash flows - other	$(23.8)	$16.0

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Comprehensive income:
Net income	$54.8	$70.6	$207.1	$199.5
Net change in unrealized gains (losses) on financial instruments	(2.2)	(5.0)	(12.5)	(5.4)
Net change in deferred gains (losses) on cash flow hedges	2.5	(1.5)	(2.2)	(5.9)
Net change in unrealized gains (losses) on pension and postretirement benefits	0.5	0.6	1.5	1.7
Deferred income taxes related to unrealized gains and (losses)	(0.4)	2.2	5.1	4.3
Comprehensive income	$55.2	$66.9	$199.0	$194.2

3.              Discontinued Operations

On February 13, 2005, DPL’s subsidiaries, MVE, Inc. (MVE) and MVIC, entered into an agreement to sell their respective interests in forty-six private equity funds to AlpInvest/Lexington 2005, LLC, a joint venture of AlpInvest Partners and Lexington Partners, Inc.  During 2005, MVE and MVIC completed the sale of their interests in forty-three funds and a portion of another of those private equity funds. During 2005, MVE entered into alternative closing arrangements with AlpInvest/Lexington 2005, LLC for funds where legal title to said funds could not be transferred until a later time.  Pursuant to these arrangements, MVE transferred the economic aspects of the remaining private equity funds, consisting of two funds and a portion of one fund, to AlpInvest/Lexington 2005, LLC without a change in ownership of the interests.  The ownership interest in these funds was transferred in 2006 and 2007, at which time DPL recognized previously deferred gains.  During the three months ended March 31, 2007, the remaining $7.9 million ($4.9 million after tax) of deferred gains (net of associated expenses) relating to this transaction were recorded in discontinued operations.

As a result of the May 21, 2007 settlement of the litigation with three former executives (see Note 11 of Notes to Condensed Consolidated Financial Statements), the three former executives relinquished all of their rights to certain deferred compensation, restricted stock units, MVE incentives, stock options, and reimbursement of legal fees.  The reversal of accruals related to the performance of the financial asset portfolio was recorded in discontinued operations.  Additionally, a portion of the $25 million settlement expense was allocated to discontinued operations.  These transactions resulted in a gain of $8.1 million, net of associated expenses ($5.1 million after tax), on the settlement of litigation being recorded in discontinued operations during the three months ended June 30, 2007.

There were no discontinued operations recorded during the three months and nine months ended September 30, 2008.

4.              Long-term Debt

DPL Inc.

		At	At
		September 30,	December 31,
$ in millions		2008	2007
DP&L -	First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing 2040 - variable rate	—	90.0
DP&L -	Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
		784.4	874.4

DPL Inc. -	Note to Capital Trust II 8.125% due 2031	195.0	195.0
DPL Inc. -	Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. -	Senior Notes 8.00% Series due 2009	—	175.0
DP&L -	Obligation for capital lease	0.7	1.3
Unamortized debt discount		(1.2)	(1.6)
Total		$1,276.3	$1,541.5

(a)  Weighted average interest rate.

DP&L

		At	At
		September 30,	December 31,
$ in millions		2008	2007
DP&L -	First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing 2040 - variable rate	—	90.0
DP&L -	Pollution control series maturing through 2034 - 4.78% (a)	214.4	214.4
		784.4	874.4

DP&L -	Obligation for capital lease	0.7	1.3
Unamortized debt discount		(0.9)	(1.1)
Total		$784.2	$874.6

(a)	Weighted average interest rate.

Note: The tables above do not include the current portion of long-term debt.

At September 30, 2008, DPL’s scheduled maturities of long-term debt, including a capital lease obligation, over the next five years are $175.7 million through September 30, 2009; $0.7 million from October 1, 2009 through September 30, 2010; and $297.4 million from October 1, 2010 through September 30, 2011.  Thereafter, there are no scheduled debt payments through September 30, 2013.

At September 30, 2008, DP&L’s scheduled maturities of long-term debt, including a capital lease obligation, over the next five years are $0.7 million through September 30, 2009 and $0.7 million from October 1, 2009 through September 30, 2010.  Thereafter, there are no scheduled debt payments through September 30, 2013.  Substantially all property of DP&L is subject to the mortgage lien securing the first mortgage bonds.

At September 30, 2008, the $175 million 8.00% Senior Notes due March 31, 2009 are reflected within the current portion of long-term debt in DPL’s Condensed Consolidated Balance Sheet.

On March 1, 2007, pursuant to our strategy of reducing long-term debt, DPL redeemed the $225 million 8.25% Senior Notes when they became due.  On May 15, 2008, DPL redeemed the $100 million 6.25% Senior Notes when they became due.

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

On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue Bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds, when due, is insured by an insurance policy issued by Financial Guaranty Insurance Company.  DP&L used the proceeds from these borrowings to assist in financing its portion of the costs of acquiring, constructing, and installing certain solid waste disposal and air quality facilities at Miami Fort, Killen, and Stuart generating stations.

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The variable interest rate on these bonds had been determined via a Dutch-auction that was reset every 35 days.  On April 4, 2008, these OAQDA Revenue bonds were converted from 35-day auction rate securities to 7-day variable rate demand notes (VRDNs).  At that time, the trustee, on behalf of DP&L, purchased all of the issued and outstanding bonds from the bondholders at par value and placed them in a custody account.  These bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time.  These VRDNs were purchased using funds provided by DP&L’s revolving line of credit at a borrowing rate of LIBOR plus 0.23% and will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives.  Accordingly, at September 30, 2008, the $90 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Condensed Consolidated Balance Sheets for both DPL and DP&L.

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement replacing its $100 million facility.  This agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  This covenant is currently met.  Fees associated with this credit facility are approximately $0.2 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel, and related energy services that contain credit rating related clauses allowing the counterparties to seek additional surety under certain conditions.  As of September 30, 2008, DP&L had no outstanding letters of credit against the facility.  As of September 30, 2008, the outstanding borrowings under this credit facility amounted to $90 million.

During the second quarter ended June 30, 2007, DPL provided a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, an additional $70 million during the fourth quarter ended December 31, 2007, and the final $20 million during the first quarter ended March 31, 2008.  This short-term loan did not violate any covenants in our other debt instruments.  There are no other intercompany debt collateralizations or debt guarantees between DPL, DP&L, and their affiliates.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

5.              Income Taxes

On June 27, 2008, we entered into a $42.0 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42.0 million payment was made to the ODT in July 2008.  Due to this settlement agreement, the balance of our unrecognized state tax liabilities recorded at March 31, 2008, in the amount of $56.3 million, was reversed resulting in an income tax benefit of $8.5 million, net of federal tax impact, being recorded during the three months ended June 30, 2008.

DPL’s effective income tax rate for the nine months ended September 30, 2008 was 33.2% as compared to 38.1% for the nine months ended September 30, 2007.

DP&L’s effective income tax rate for the nine months ended September 30, 2008 was 33.0% as compared to 37.5% for the nine months ended September 30, 2007.

The decreases in the effective tax rates for DPL and DP&L was primarily the result of the $8.5 million income tax benefit discussed above.  This income tax benefit had no impact on the effective income tax rates for the three months ended September 30, 2008 and 2007.

We currently have no uncertain tax positions but will continue to examine tax positions taken in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

We recognize interest and penalties related to unrecognized tax positions in income taxes.  As of September 30, 2008, we do not have any interest accrued related to uncertain tax positions.

6.              Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  We also have unfunded liabilities related to retirement benefits for certain active, terminated, and retired key executives.  These liabilities totaled approximately $1.1 million at September 30, 2008 and $0.9 million at December 31, 2007.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits, while qualified employees who retired after 1987 are eligible for life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended September 30, 2008 and 2007 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2008	2007	2008	2007
Service cost	$0.8	$0.2	$—	$—
Interest cost	4.1	4.0	0.4	0.4
Expected return on assets (a)	(6.0)	(5.5)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	0.7	0.8	(0.2)	(0.2)
Prior service cost	0.6	0.6	—	—
Transition obligation	—	—	—	—
Net periodic benefit cost	$0.2	$0.1	$0.1	$0.1

(a)	The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The net periodic benefit cost of the pension and postretirement benefit plans for the nine months ended September 30, 2008 and 2007 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2008	2007	2008	2007
Service cost	$2.4	$2.4	$—	$—
Interest cost	12.3	12.2	1.2	1.1
Expected return on assets (a)	(18.0)	(16.4)	(0.3)	(0.3)

Amortization of unrecognized:
Actuarial (gain) loss	2.1	2.6	(0.6)	(0.7)
Prior service cost	1.8	1.8	—	—
Transition obligation	—	—	—	0.1
Net periodic benefit cost	$0.6	$2.6	$0.3	$0.2

(a)	The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments:

$ in millions	Pension	Postretirement
2008	$4.9	$0.7
2009	$20.0	$2.6
2010	$20.3	$2.6
2011	$20.5	$2.5
2012	$21.0	$2.4
2013 – 2017	$110.6	$9.8

7.              Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007
Stock options	$—	$—	$—	$—
Restricted stock units (RSUs)	—	(0.2)	(0.1)	—
Performance shares	0.4	0.5	1.0	1.3
Restricted shares	0.2	0.1	0.4	0.2
Non-employee directors’ RSUs	0.1	0.1	0.3	0.2
Management performance shares	0.1	—	0.2	—
Share-based compensation included in operation and maintenance expense	$0.8	$0.5	$1.8	$1.7
Income tax benefit	(0.3)	(0.2)	(0.7)	(0.7)
Total share-based compensation, net of tax	$0.5	$0.3	$1.1	$1.0

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the nine months ended September 30, 2008 and 2007 was as follows:

	Options		RSUs		Performance Shares
	2008	2007	2008	2007	2008	2007
Outstanding at beginning of year	946,500	5,091,500	22,976	1,334,339	142,108	154,768
Granted	—	—	—	—	93,298	78,559
Dividends	—	—	—	11,656	—	—
Exercised	(90,400)	(520,000)	(11,253)	(20,097)	—	(22,462)
Expired	—	—	—	—	(37,426)	(21,583)
Forfeited	—	(3,620,000)	(1,603)	(1,302,922)	(7,253)	(34,243)
Outstanding at period end	856,100	951,500	10,120	22,976	190,727	155,039
Exercisable at period end	856,100	941,500	—	—	—	—

	Restricted Shares		Director RSUs		Mgt. Performance Shares
	2008	2007	2008	2007	2008	2007
Outstanding at beginning of year	42,200	19,000	13,573	—	—	—
Granted	39,347	23,200	15,752	14,920	39,144	—
Dividends	—	—	630	231	—	—
Exercised	(1,000)	—	(13,721)	(142)	—	—
Expired	—	—	—	—	—	—
Forfeited	—	—	(1,149)	(1,553)	—	—
Outstanding at period end	80,547	42,200	15,085	13,456	39,144	—
Exercisable at period end	—	—	—	—	—	—

On May 28, 2008, the Board of Directors granted compensation awards for select management employees.  A total of 39,144 management performance shares was granted.  The grants have a three year requisite service period from January 1, 2008 to December 31, 2010 and certain performance conditions during the performance period.  The management performance shares can only be awarded in DPL common shares.

On July 23, 2008, the Board of Directors granted compensation awards to a select group of management employees.  A total of 10,347 restricted shares was granted.  The management restricted stock awards have a three year requisite service period from July 23, 2008 to July 23, 2011, carry full voting privileges and receive dividends as declared and paid on all DPL common stock.  The management restricted stock can only be awarded in DPL common shares.

8.              Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), which provides a framework for measuring fair value under GAAP.  SFAS 157 requires that the impact of this change in accounting for fair valued assets and liabilities be recorded as an adjustment to beginning retained earnings in the period of adoption.  We did not have any adjustments to beginning retained earnings at adoption.

FSP SFAS 157-2 allows for a deferral from the SFAS 157 disclosures for non-financial assets or liabilities until fiscal years beginning after November 15, 2008.  We did not elect this deferral and have disclosed an additional layer to an asset retirement obligation.

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

Level 1

Level 1 inputs are defined as quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets and liabilities include equity securities held in various deferred compensation trusts and futures contracts that are traded in an active exchange market.

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

Level 3

Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Our Level 3 assets and liabilities include asset retirement obligations that are initially recognized at fair value.

Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk and performance risk.  With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account our own credit standing.

The fair value of assets and liabilities measured on a recurring basis was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted		Based on
	Fair Value at		Prices in Active		Other Observable		Unobservable
	September 30, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L (a)	DPL	DP&L (a)	DPL	DP&L	DPL	DP&L
Assets
Master Trust Assets	$13.0	$42.4	$—	$29.4	$13.0	$13.0	$—	$—
Derivative Assets	0.1	0.1	—	—	0.1	0.1	—	—
Total	$13.1	$42.5	$—	$29.4	$13.1	$13.1	$—	$—

Liabilities
Derivative Liabilities	$2.1	$2.1	$—	$—	$2.1	$2.1	$—	$—
Total	$2.1	$2.1	$—	$—	$2.1	$2.1	$—	$—

(a)       DP&L holds DPL stock in the Master Trust that is eliminated in consolidation.

Generally, for financial assets held by the Master Trust and for heating oil futures, fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights where the quoted prices are from a relatively inactive market; forward power contracts which are valued using prices on the New York Mercantile Exchange (NYMEX) for similar contracts on the OTC market; and open-ended funds that are valued using the end of day Net Asset Value (NAV).

The fair value of assets and liabilities measured on a non-recurring basis was determined as follows:

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted		Based on
	Fair Value at		Prices in Active		Other Observable		Unobservable
	September 30, 2008		Market		Inputs		Inputs
$ in millions	DPL	DP&L	DPL	DP&L	DPL	DP&L	DPL	DP&L
Asset retirement obligations recorded during period	$0.2	$0.2	$—	$—	$—	$—	$0.2	$0.2

The fair value of an asset retirement obligation (ARO) is estimated by discounting expected cash outflows to their present value.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information, or management judgment.  During the three months ended September 30, 2008, DP&L added an additional layer to the asbestos removal ARO in the amount of $0.2 million due to the acceleration of the removal of some asbestos.

At September 30, 2008, DPL had no investments in money market mutual funds classified as cash and cash equivalents in its Condensed Consolidated Balance Sheet.

9.              Earnings per Share

Basic earnings per share (EPS) is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS is based on the weighted-average number of DPL common and common- equivalent shares outstanding during the year, except in periods where the inclusion of such common-equivalent shares is anti-dilutive.  Excluded from outstanding shares for these weighted-average computations are shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held by DP&L’s Employee Stock Ownership Plan (ESOP).

The following table represents common-equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
In millions	2008	2007	2008	2007

Common equivalent shares	0.3	0.3	0.3	0.1

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for income after discontinued operations:

	Three Months Ended September 30,
	2008			2007
$ in millions except per	Net		Per	Net		Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$48.0	109.9	$0.44	$60.7	108.0	$0.56

Effect of Dilutive Securities:
Restricted stock units		—			—
Warrants (a)		4.9			7.1
Stock options, performance and restricted shares		0.2			0.3

Diluted EPS	$48.0	115.0	$0.42	$60.7	115.4	$0.53

	Nine Months Ended September 30,
	2008			2007
$ in millions except per	Net		Per	Net		Per
share amounts	Income	Shares	Share	Income	Shares	Share
Basic EPS	$172.9	109.6	$1.58	$175.5	107.8	$1.63

Effect of Dilutive Securities:
Restricted stock units		—			0.7
Warrants (a)		6.4			8.7
Stock options, performance and restricted shares		0.2			0.9

Diluted EPS	$172.9	116.2	$1.49	$175.5	118.1	$1.49

(a)

On September 18, 2008, Lehman Brothers Inc. exercised 12 million warrants under a cashless exercise transaction resulting in the issuance by DPL of 2.3 million shares of common stock. See Note 12 of Notes to Condensed Consolidated Financial Statements.

10.       Commitments and Contingencies

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except those relating to the following transactions:

•                  On April 4, 2008, DP&L repurchased all of the issued and outstanding $90 million variable rate OAQDA Revenue bonds from the bondholders and placed them in a custody account.  This transaction is further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

•                  On June 27, 2008, DPL entered into a $42 million settlement agreement with the ODT resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42 million payment was made to the ODT in July 2008.  This transaction is further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

•                  At December 31, 2007, DP&L had contractual obligations relating to the installation of FGD equipment in the amount of $144 million.  During the three months ended September 30, 2008, test operations of FGD equipment on Stuart station units 1 and 2 were completed.  The open contractual obligations relating to the installation of FGD equipment was therefore reduced to $8.8 million at September 30, 2008.  It is expected that these open contractual obligations will be satisfied within the next twelve months.

Commercial Commitments

With the exception of the transactions discussed in the preceding paragraph, there have been no other material changes, outside the ordinary course of business, to our commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our condensed consolidated financial statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our condensed consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2008, cannot be reasonably determined.

Coal Supply Agreement

In February 2007, we filed a lawsuit against a coal supplier seeking damages incurred due to the supplier’s failure to supply approximately 1.5 million tons of coal to two jointly owned plants under a coal supply agreement, of which approximately 570 thousand tons is our share.  The supplier has denied liability and trial is scheduled for April 2009.  We are unable to determine the ultimate resolution of this matter at this time.  In accordance with accounting for gain contingencies, we will not record an amount for this matter until it is resolved.

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

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the United States District Court in full settlement of these CAA claims.  Under the terms of the consent decree, DP&L and the other co-owners of the Stuart generating station agreed to (i) certain emission targets related to nitrogen oxides (NOx), sulfur dioxide (SO2) and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving Public Utilities Commission of Ohio approval for the recovery of costs; (iii) forfeit 5,500 sulfur dioxide allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorneys’ fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  The parties to the lawsuit filed a joint motion on October 22, 2008, seeking an order by the United States District Court approving the consent decree with funding for the third party non-profit organization set at $300,000.  On October 23, 2008, the United States District Court approved the consent decree. We have determined that the terms of the consent decree will not have a material impact on our overall results of operations, financial position, or cash flows.

Notices of Violation Involving Wholly-Owned Plants

In 2007, the Ohio EPA and the United States Environmental Protection Agency (USEPA) issued Notices of Violation (NOVs) to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  DP&L has provided data regarding DP&L’s maintenance expenses and operating results to the Ohio EPA and the USEPA and to the DOJ, which is providing legal support to the USEPA.  Discussions, monitored by Ohio EPA, are on-going between DP&L and the DOJ and USEPA regarding a possible resolution of this matter.  A settlement of this matter could include a combination of future commitments for compliance and civil penalties of an unspecified amount.  At this time, DP&L is unable to determine the timing, costs, or method by which the issues may be resolved.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio Inc., the operator of the Zimmer generating station, received a NOV and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity, and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio Inc. is expected to act on behalf of itself and the co-owners with respect to this matter.  At this time, DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Environmental Regulation and Litigation Related to Air Quality

On February 8, 2008, a three-judge panel of the Court of Appeals, D.C. Circuit, struck down the USEPA regulations that were designed to establish a trading program for mercury emissions, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” mercury as a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The USEPA and a group representing utilities filed a request for rehearing en banc (i.e., a rehearing before all the D.C. Circuit judges).  That request was denied on May 20, 2008.  A petition for a writ of certiorari was filed with the U.S. Supreme Court on September 17, 2008.  If the petition is not accepted by the Supreme Court, or if the Supreme Court grants certiorari and upholds the D.C. Circuit’s decision, USEPA will have to move forward to set Maximum Available Control Technology (MACT) standards for coal- and oil-fired electric generating units.  It is likely the USEPA would take at least three years to gather new data to promulgate updated MACT standards and another three years for the regulations to become effective.  At this time, DP&L is unable to determine the impact of the promulgation of new MACT standards on its financial position or results of operations.

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA’s Clean Air Interstate Rule (CAIR) and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA and a group representing utilities filed a request for a rehearing en banc on September 24, 2008.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  CAIR remains in effect pending a mandate by the court implementing its decision.  On October 21, 2008, the court requested that the litigation parties submit their views as to an appropriate court mandate.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision has affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances.  Although this impact on the sale of excess allowances has not had, nor do we expect it to have, a material effect on our financial position, the overall impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the CAA governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the court issued an opinion, on January 25, 2007, remanding several aspects of the rule to USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs were submitted to the Court this summer and oral arguments will likely be held in November or December 2008 with a potential decision rendered in 2009.

On February 5, 2008, we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule, as part of the final National Pollutant Discharge Elimination System (NPDES) Permit, that requires us to implement one of two diffuser options for the discharge of water from the Stuart station into the Ohio River as identified in the thermal discharge study conducted pursuant to requirements contained in a previous permit. The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata ownership share would be approximately $11.5 million.  On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate DP&L’s position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.  On June 6, 2008, we sent a letter to Ohio EPA stating that we would be willing to restrict public access to the thermal discharge during the warmest months of the year.  On August 22, 2008, we received word from Ohio EPA that this option would be acceptable and would be incorporated in the NPDES permit.

11.  Executive Litigation

On May 21, 2007, we settled litigation with three of our former executives.  As part of this settlement, these former executives relinquished and dismissed all their claims, including those related to certain deferred compensation, RSUs, MVE incentives, stock options and legal fees.  The RSUs and stock options relinquished and forfeited were 1.3 million and 3.6 million, respectively.  Prior to the settlement date, DPL had accrued obligations of approximately $64.2 million, of which DP&L had accrued obligations of approximately $60.3 million.  Included in these amounts was approximately $3.1 million associated with the forfeiture of stock options.  In exchange for our payment of $25 million, all of these claims were settled.  The $25 million settlement was funded from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation.

As a result of this settlement, DPL realized a net pre-tax gain in continuing and discontinued operations of approximately $31.0 million and $8.1 million, respectively.  The net gain was comprised of the reversal of the $64.2 million of accrued obligations less the $25 million settlement.  The obligations related to the discontinued operations were associated with the management of DPL’s financial asset portfolio, which was conducted in MVE.  The MVE operations were discontinued in 2005 with the sale of the financial asset portfolio.  The $25 million settlement expense was allocated between continuing and discontinued operations based on the proportionate share of continuing and discontinued obligations.

Similarly, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.  Accrued obligations associated with the former executives’ litigation were recorded by DP&L since the obligations were associated with our non-qualified benefit plans.  DP&L had no ownership of DPL’s discontinued financial asset portfolio business; therefore, these liabilities were reversed and DP&L’s net pre-tax gain was recorded within continuing operations.

As part of this transaction, DPL and DP&L recorded a $3.2 million realized gain which was reflected in investment income during the three months ended June 30, 2007.

12.  Common Shareholders’ Equity

In February 2000, DPL entered into a series of recapitalization transactions which included the issuance of 31.6 million warrants for an aggregate purchase price of $50 million.  The warrants are exercisable, in whole or in part, for common shares at any time during the twelve-year period commencing on March 13, 2000.  Each warrant is exercisable for one common share, subject to anti-dilution adjustments (e.g., stock split, stock dividend) at an exercise price of $21.00 per common share.

During December 2004 and January 2005, these warrants were acquired by Lehman Brothers Inc. (Lehman) who, in turn, subsequently transferred 19.6 million of these warrants to unaffiliated third parties.  On September 18, 2008, Lehman exercised the 12 million warrants, that it had retained, under a cashless exercise transaction resulting in the issuance by DPL of 2.3 million shares of common stock.  Such shares were issued from treasury stock.  Lehman no longer holds any DPL warrants.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 99% of DPL’s total consolidated revenue and approximately 95% of DPL’s total consolidated asset base.  Throughout this report the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in this section.

Certain statements contained in this discussion are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas, oil, and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers and other counterparties; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels and regulations, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development of Regional Transmission Organizations (RTOs), including PJM Interconnection, L.L.C. (PJM) to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, employee, contractor, and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s and DP&L’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date of the document in which they are made.  We disclaim any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in our expectations or any change in events, conditions or circumstances on which the forward-looking statement is based.

The following discussion should be read in conjunction with the accompanying unaudited financial statements and related footnotes included in Part 1 – Financial Information.

BUSINESS OVERVIEW

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 – telephone (937) 224-6000.

DPL’s principal subsidiary is DP&L.  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPL Energy Resources (DPLER), an affiliate, to satisfy the electric requirements of its retail customers.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 513,000 retail customers.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPL Energy LLC (DPLE), which engages in the operation of peaking generating facilities and sells power in wholesale markets; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and Miami Valley Insurance Company (MVIC), our captive insurance company that provides insurance sources to us and our subsidiaries.  DP&L has one significant subsidiary, DPL Finance Company, Inc., which is wholly owned and provides financing to DPL, DP&L and other affiliated companies.

DPL and DP&L conduct their principal business in one business segment - Electric.

As we look forward, there are a number of issues that we believe may have a significant impact on our business and operations described above.  The following issues mentioned below are not meant to be exhaustive but to provide insight to matters that have or are likely to have an effect on our industry and business:

•      Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the United States Environmental Protection Agency’s (USEPA) CAIR and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual nitrogen oxide (NOx) emission allowances and made modifications to an existing trading program for sulfur dioxide (SO2) that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  CAIR remains in effect pending a mandate by the court implementing its decision.  On October 21, 2008, the court requested that the litigation parties submit their views as to an appropriate court mandate.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision has affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances.  Although this impact on the sale of excess allowances has not had, nor do we expect it to have, a material effect on our financial position, the overall impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.

•      Ohio Senate Bill 221

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008.  In compliance with Senate Bill 221, DP&L filed its electric security plan on October 10, 2008.  The bill and DP&L’s electric security plan filing are further discussed in the UPDATES / OTHER MATTERS section below.  While the overall financial impact of this new legislation on DPL and DP&L will not be known for some time, it may materially impact our financial condition.

•      Greenhouse Gases

The rules issued by the USEPA and Ohio Environmental Protection Agency (Ohio EPA) that require substantial reductions in SO2, NOX, and mercury emissions may impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions.

In addition to the requirements related to emissions of SO2, NOX and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, carbon dioxide (CO2).  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a recent U.S. Supreme Court decision holding that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the Clean Air Act (CAA).  Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community.  If legislation or regulations are passed at the federal or state levels imposing mandatory reductions of CO2 and other greenhouse gases on generation facilities, the cost of achieving such reductions could be material to us.

•      Fuel and Commodity Prices

Recently, the coal market has experienced significant price volatility.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Coal exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the years ended December 31, 2009 and 2010, we have hedged our coal requirements with coal mine operators and financial institutions to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent our suppliers do not meet their contractual commitments or we are not hedged against price volatility, our results of operations, financial position, or cash flows could be materially affected.  As part of DP&L’s electric security plan filing, the Company is requesting regulatory authority to defer fuel and fuel related costs that exceed the amount that is in current rates.  A final regulatory decision on our plan is expected in the first quarter of 2009.

•      Credit Market

The current global credit crisis may adversely affect our business and financial results.  During 2007, higher interest rates, falling property prices, and a significant increase in the number of sub-prime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and the nine months ended September 30, 2008.  The anticipated future delinquencies among high-risk, or sub-prime, borrowers in the United States is expected to continue in the foreseeable future.  The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities (MBS), sales of collateralized debt obligations (CDOs) and the creation of structured investment vehicles (SIVs), as well as the unclear impact on large banks of MBS, CDOs, and SIVs, caused banks to reduce their loans to each other or make them at higher interest rates.  Liquidity and credit concerns were further exacerbated in September 2008 with Lehman Brothers’ bankruptcy filing, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, and the U.S. government loan to AIG.  Because of this, the ability of corporations to obtain funds through the issuance of debt was negatively impacted.  We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms, or at all, could negatively affect our business and financial results.

Despite the unprecedented volatility in the capital and credit markets, we believe that our liquidity position remains strong and is further strengthened by the completion of our major construction projects during 2008.  We expect our existing sources of liquidity to remain sufficient to meet our anticipated obligations and those of our subsidiaries, and currently do not anticipate any need for significant changes in our operational plans.

•      Storm Costs

On September 14, 2008, the Midwest region was severely affected by hurricane-force winds which resulted in significant property damage and disruptions to the supply of electric energy to retail customers.  Through September 30, 2008, we deferred approximately $7.4 million of the costs associated with the storm restoration.  We plan to file a request for an accounting order seeking approval to defer these costs.

•      Collective Bargaining Agreement

During the three months ended September 30, 2008, we began negotiations with employees covered under our collective bargaining agreement which is set to expire on October 31, 2008.  On October 24, 2008, we reached a tentative agreement with these employees on a new three year labor agreement.  This tentative agreement is subject to a ratification vote by the covered employees anticipated to occur during the fourth quarter of 2008.  The current agreement is expected to expire before the new agreement is finalized.  Though we expect the tentative agreement to be ratified and that our employees will continue to work during the ratification process, it is possible that this tentative agreement will not be ratified which could result in labor disruptions affecting some or all of our operations.  We have contingency plans in place to mitigate the impact that any labor stoppages could have on our customers.  A lengthy strike by our employees could have an adverse effect on our operations and financial condition.

UPDATES / OTHER MATTERS

Competition and Regulation Updates

Ohio Matters Updates

Ohio Retail Rates

On May 1, 2008, substitute Senate Bill 221 (SB 221), an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008.  This new law states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009.  Under the market rate option, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements set out in the bill.  Also, under this option, utilities that still own generation in the state are required to phase in the market rate option over a period of not less than five years.  An electric security plan may allow for adjustments to the standard offer for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; the provision of standby and default service, operating, maintenance, or other costs including taxes.  As part of its electric security plan, the utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade, or replace its electric distribution system, including cost recovery mechanisms.  Both the market rate option and electric security plan option involve a “substantially excessive earnings” test based on the earnings of other companies with similar business and financial risks.  The PUCO issued three sets of rules related to implementation of the new law.  The first set of rules was issued in final form on September 17, 2008 and addressed topics such as the information that must be included in an electric security plan as well as a market rate option, the earnings test requirements, corporate separation revisions, and rules relating to the recovery of transmission and ancillary service costs.

This new law contains annual targets relating to advanced energy portfolio standards, renewable energy, demand reduction, and energy efficiency standards.  The standards require that, by the year 2025, 25% of the total number of kilowatt hours of electricity sold by the utility to retail electric consumers must come from alternative energy resources, which include “advanced energy resources” such as distributed generation, clean coal, advanced nuclear, energy efficiency, and fuel cell technology; and “renewable energy resources” such as solar, hydro, wind, geothermal, and biomass. At least half of the 25% must be generated from renewable energy resources, including 0.5% from solar energy.  In addition, the proposed bill requires annual energy efficiency reductions that reach 22.3% by 2025 and peak demand reduction requirements that reach 7.75% by 2018.  The advanced energy portfolio and energy efficiency standards begin in 2009 with increases in requirement percentages each year.  If any targets are not met, compliance penalties will apply.  Rules relating to implementation of these targets were issued in draft form on August 20, 2008.  DP&L provided comments on the rules as did many other interested parties.  While the overall financial impact of this bill will not be known for some time, implementation of the bill and compliance with its requirements could have a material impact on our financial condition.

In compliance with SB 221, DP&L filed its electric security plan at the PUCO on October 10, 2008.  This plan contains three parts: 1) a standard offer plan, 2) a customer conservation and energy management plan, and 3) an alternative energy plan.  The standard offer plan states that DP&L intends to maintain its current rate plan through December 31, 2010, and addresses compliance issues related to the PUCO rules.  The plan also contains revisions to DP&L’s corporate separation plan that would allow the utility to provide competitive, behind the meter services, and seeks PUCO approval to defer fuel, purchased power, and fuel-related costs that exceed the amount that is currently being recovered in rates.  The energy conservation and demand management part of the plan seeks PUCO approval of a suite of energy efficiency and demand response programs, as well as a comprehensive advanced meter infrastructure and smart grid deployment initiative, designed to provide customers with programs, tools, and information to better control their energy usage.  The alternative energy part of the plan seeks recovery of costs associated with complying with the alternative energy targets contained in SB 221 and associated administrative costs.  The PUCO has the authority to approve or modify DPL’s electric security plan request.  The PUCO has not yet set a hearing schedule for this proceeding. A final decision from the PUCO regarding DP&L’s electric security plan is expected in the first quarter of 2009.

Federal Matters Updates

As a member of PJM, DP&L is subject to charges and costs associated with PJM operations as approved by the Federal Energy Regulatory Commission (FERC).  FERC Orders issued in 2007, regarding the allocation of costs of large transmission facilities within PJM, could result in additional costs being allocated to DP&L of approximately $12 million or more annually by 2012.  DP&L filed a notice of appeal to the U.S. Court of Appeals, D.C. Circuit on March 18, 2008.  The appeal has been consolidated with other appeals taken by other interested parties of the same FERC Orders and the consolidated cases have been assigned to the 7th Circuit.  The Company cannot predict the outcome or timing of a decision in the appeals.

As a member of PJM, the value of DP&L’s generation capacity is affected by changes in and the clearing results of the PJM capacity market.  The market utilizes a Reliability Pricing Model (RPM) that changes the way generation capacity is priced and planned for by PJM.  PJM held a series of auctions with the most recent taking place in May 2008 for the 2011/2012 planning year.  The results of these auctions have not had a material impact on our results of operations, financial position or cash flows.  The FERC decisions establishing RPM have been appealed by various entities to a Federal appeals court.  RPM remains in effect pending the outcome of the appeal.  DP&L has intervened in support of the FERC decisions.  On March 19, 2008, a large coalition of consumers filed a motion to request a FERC Technical Conference to evaluate whether the RPM market is performing as expected, and proposed that the RPM market structure should be modified or replaced.  In a related, but separate action, many of the same group of consumers filed a complaint, on May 30, 2008, alleging that bidding approaches and other actions taken by unspecified market participants have resulted in unjust and unreasonable allocation of costs of $26 billion across PJM.  On September 18, 2008, FERC dismissed the complaint, but directed PJM and its stakeholders to evaluate the design of the RPM with the intention of making changes on a prospective basis, and to file a progress report with the FERC by December 15, 2008.  The FERC also directed its staff to convene a technical conference in February 2009 on the issues raised by the complaint.  DP&L is unable to predict any potential changes in the PJM capacity market that may result from these proceedings.

In April 2008, DPL was notified that the IRS would audit its 2005 federal income tax return.  That IRS audit has commenced and DPL cannot determine the outcome of the audit.

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

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the United States District Court in full settlement of these CAA claims.  Under the terms of the consent decree, DP&L and the other owners of the Stuart generating station agreed to (i) certain emission targets related to nitrogen oxides (NOx), sulfur dioxide (SO2) and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving Public Utilities Commission of Ohio approval for the recovery of costs; (iii) forfeit 5,500 sulfur dioxide allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorneys’ fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  The parties to the lawsuit filed a joint motion on October 22, 2008, seeking and order by the United States District Court approving the consent decree with funding for the third party non-profit organization set at $300,000.  On October 23, 2008, the United States District Court approved the consent decree. We have determined that the terms of the consent decree will not have a material impact on our overall results of operations, financial position, or cash flows.

Notices of Violation Involving Wholly Owned Plants

In 2007, the Ohio EPA and the USEPA issued Notices of Violation (NOVs) to DP&L for alleged violations of the CAA at the O.H. Hutchings station.  The NOVs alleged deficiencies relate to stack opacity and particulate emissions.  DP&L has provided data regarding DP&L’s maintenance expenses and operating results to the Ohio EPA and the USEPA and to the DOJ, which is providing legal support to the USEPA.  Discussions, monitored by Ohio EPA, are on-going between DP&L and the DOJ and USEPA regarding a possible resolution of this matter.  A settlement of this matter could include a combination of future commitments for compliance and civil penalties of an unspecified amount.  At this time, DP&L is unable to determine the timing, costs, or method by which the issues may be resolved.

Notices of Violation Involving Co-Owned Plants

On March 13, 2008, Duke Energy Ohio Inc., the operator of the Zimmer generating station, received a NOV and a Finding of Violation from the USEPA alleging violations of the CAA, the Ohio State Implementation Program (SIP) and permits for the Station in areas including SO2, opacity, and increased heat input.  DP&L is a co-owner of the Zimmer generating station and could be affected by the eventual resolution of this matter.  Duke Energy Ohio Inc. is expected to act on behalf of itself and the co-owners with respect to this matter.  At this time, DP&L is unable to determine whether any additional actions will take place with respect to this matter.

Environmental Regulation and Litigation Related to Air Quality

On February 8, 2008, a three-judge panel of the Court of Appeals, D.C. Circuit, struck down the USEPA regulations that were designed to establish a trading program for mercury emissions, finding that the USEPA had not complied with statutory requirements applicable to “de-listing” mercury as a hazardous air pollutant and that a cap-and-trade approach was not authorized by law for “listed” hazardous air pollutants.  The USEPA and a group representing utilities filed a request for rehearing en banc (i.e., a rehearing before all the D.C. Circuit judges).  That request was denied on May 20, 2008.  A petition for a writ of certiorari was filed with the U.S. Supreme Court on September 17, 2008.  If the petition is not accepted by the Supreme Court, or if the Supreme Court grants certiorari and upholds the D.C. Circuit’s decision, USEPA will have to move forward to set Maximum Available Control Technology (MACT) standards for coal- and oil-fired electric generating units.  It is likely the USEPA would take at least three years to gather new data to promulgate updated MACT standards and another three years for the regulations to become effective.  At this time, DP&L is unable to determine the impact of the promulgation of new MACT standards on its financial position or results of operations.

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the USEPA’s CAIR and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA and a group representing utilities filed a request for a rehearing en banc on September 24, 2008.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  CAIR remains in effect pending a mandate by the court implementing its decision.  On October 21, 2008, the court requested that the litigation parties submit their views as to an appropriate court mandate.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision has affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances.  Although this impact on the sale of excess allowances has not had, nor do we expect it to have, a material effect on our financial position, the overall impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.

Environmental Regulation and Litigation Related to Water Quality

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules to the Federal Court of Appeals for the Second Circuit in New York and the Court issued an opinion on January 25, 2007 remanding several aspects of the rule to USEPA for reconsideration.  Several parties petitioned the U.S. Supreme Court for review of the lower court decision.  On April 14, 2008, the Supreme Court elected to review the lower court decision on the issue of whether USEPA can compare costs with benefits in determining the best technology available for minimizing adverse environmental impact at cooling water intake structures.  Briefs were submitted to the Court this summer and oral argument will likely be held in November or December 2008.  A decision may be rendered in 2009.

On February 5, 2008, we received a letter from Ohio EPA indicating that they intend to impose a compliance schedule, as part of the final National Pollutant Discharge Elimination System (NPDES) Permit, that requires us to implement one of two diffuser options for the discharge of water from the Stuart station into the Ohio River as identified in the thermal discharge study conducted pursuant to requirements contained in a previous permit.  The two diffuser options identified by Ohio EPA could cost approximately $33 million based on preliminary cost estimates, of which our pro-rata share would be approximately $11.5 million.  On March 6, 2008, representatives from DP&L met with Ohio EPA to discuss the issue and reiterate our position that diffusers were not cost-effective.  We agreed to explore other potential solutions and share findings with Ohio EPA.  On June 6, 2008, we sent a letter to Ohio EPA stating that we would be willing to restrict public access to the thermal discharge during the warmest months of the year.  On August 22, 2008, we received word from Ohio EPA that this option would be acceptable and would be incorporated in the NPDES permit.

FGD Project Implementation

Test operations of the flue gas desulfurization (FGD) equipment on Stuart station units 1 and 2 were completed during the three months ended September 30, 2008.  The equipment is currently in service.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were significant themes and events for the three months and nine months ended September 30, 2008:

•      During the nine months ended September 30, 2008, DP&L sold excess emission allowances to various counterparties realizing total net gains of $30.5 million.  There were no gains recorded from sales of emission allowances during the three months ended September 30, 2008.

•      During the three months and nine months ended September 30, 2008, DP&L realized total net gains of $28.5 million and $40.3 million, respectively, from coal sales to various counterparties related to both DP&L and partner-operated generating facilities.

•      On June 27, 2008, we entered into a $42.0 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42.0 million payment was made to the ODT in July 2008.  Due to this settlement agreement, the balance of our unrecognized state tax liabilities recorded at March 31, 2008, in the amount of $56.3 million, was reversed resulting in a recorded income tax benefit of $8.5 million, net of federal tax impact, during the nine months ended September 30, 2008.

Also, for the three months ended September 30, 2008:

•      DPL’s revenue decreased by 2% over the same period in 2007 mainly due to decreased retail and wholesale sales volume, partially offset by increased retail and wholesale prices and increased RTO capacity and other RTO revenues.

•      DPL’s fuel costs decreased by 35% over the same period in 2007 mainly due to decreased generation output and gains from the sale of excess coal.

•      DPL’s purchased power costs increased by 46% mainly due to increased RTO capacity charges and increased purchased power volumes and prices.  Operation and maintenance expense increased slightly by 1%.

•      DP&L’s revenues decreased by 4% over the same period in 2007 mainly due to decreased retail and wholesale sales volume, partially offset by increased retail and wholesale prices and increased RTO capacity and other RTO revenues.

•      DP&L’s fuel costs decreased by 35% over the same period in 2007 mainly due to decreased generation output and gains from the sale of excess coal.

•      DP&L’s purchased power costs increased by 31% mainly due to increased RTO capacity charges, and increased purchased power volumes and prices.  Operation and maintenance expense increased by 2%.

For the nine months ended September 30, 2008:

•      DPL’s revenue increased by 6% over the same period in 2007 mainly due to increased RTO capacity and other RTO revenues, and increased retail prices, partially offset by decreased retail and wholesale sales volume.

•      DPL’s fuel costs, excluding the gains from the sale of emission allowances discussed above, decreased by 12% over the same period in 2007 mainly due to decreased generation output and gains from the sale of excess coal.

•      DPL’s purchased power costs increased by 33% mainly due to increased RTO capacity and other RTO charges, partially offset by reduced purchased power volumes.  Operation and maintenance expense increased slightly by 1%.

•      DP&L’s revenue increased by 5% over the same period in 2007 mainly due to increased RTO capacity and other RTO revenues, and increased retail prices, partially offset by decreased retail and wholesale sales volumes.

•      DP&L’s fuel costs, excluding the gains from the sale of emission allowances discussed above, decreased by 11% over the same period in 2007 mainly due to decreased generation output and gains from sales of excess coal.

•      DP&L’s purchased power costs increased by 28% mainly due to increased RTO capacity and other RTO charges partially offset by reduced purchased power volumes.  Operation and maintenance expense decreased by 2%.

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

Income Statement Highlights – DPL

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007

Revenues:
Retail	$315.7	$326.2	$920.8	$915.7
Wholesale	27.9	52.9	124.8	140.0
RTO revenues	31.3	26.6	84.4	63.8
RTO Capacity revenues	36.8	13.3	70.7	17.6
Other revenues	2.8	3.0	8.7	8.5
Total revenues	$414.5	$422.0	$1,209.4	$1,145.6

Cost of revenues:
Fuel	$62.2	$95.9	$223.0	$251.7
Gains from sale of emission allowances (a)	—	—	(30.5)	(1.2)
Purchased power	56.8	35.9	122.2	129.9
RTO charges (b)	29.2	34.0	101.7	71.4
RTO Capacity charges (b)	33.8	12.2	65.0	16.2
Total cost of revenues	$182.0	$178.0	$481.4	$468.0

Gross margins (c)	$232.5	$244.0	$728.0	$677.6

Gross margin as a percentage of revenues	56%	58%	60%	59%

Operating income	$96.2	$110.8	$324.5	$283.7

Basic earnings per share:
Continuing operations	$0.44	$0.56	$1.58	$1.54
Discontinued operations	—	—	—	0.09
Total basic	$0.44	$0.56	$1.58	$1.63

Diluted earnings per share:
Continuing operations	$0.42	$0.53	$1.49	$1.40
Discontinued operations	—	—	—	0.09
Total diluted	$0.42	$0.53	$1.49	$1.49

(a)	Gains from the sale of emission allowances are included in fuel costs in the Condensed Consolidated Statements of Results of Operations.
(b)	RTO capacity and other RTO charges are included in total purchased power in the Condensed Consolidated Statements of Results of Operations.
(c)

For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DPL’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Since, generally, DPL plans to utilize its internal generating capacity to supply its retail customers’ needs first, increases in retail demand will decrease the volume of internal generation available to be sold in the wholesale market and vice versa.

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DPL’s wholesale sales volume each hour of the year include commodity and wholesale market prices; DPL’s retail demand; retail demand elsewhere throughout the entire wholesale market area; DPL and non-DPL plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DPL’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2008 vs. 2007	2008 vs. 2007

Retail
Rate	$7.9	$33.3
Volume	(18.2)	(27.6)
Other	(0.2)	(0.6)
Total retail change	$(10.5)	$5.1

Wholesale
Rate	$9.1	$31.5
Volume	(34.1)	(46.7)
Total wholesale change	$(25.0)	$(15.2)

RTO capacity and other
RTO capacity and other revenues	$28.0	$73.9

Total revenues	$(7.5)	$63.8

For the three months ended September 30, 2008, revenues decreased $7.5 million, or 2%, over the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volume, partially offset by an increase in RTO capacity and other RTO revenues and higher average rates for retail and wholesale sales.

•      The net decrease in retail revenues results primarily from a 6% decrease in sales volume, partially offset by a 3% increase in average retail rates due largely to the second phase of an environmental investment rider.

•      The decrease in retail sales volume is primarily the result of milder weather which caused cooling degree days to decrease 19%.

•      The net decrease in wholesale revenues is primarily a result of a 65% decrease in sales volume due largely to unplanned outages, partially offset by a 48% increase in wholesale average rates.

•      RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $28.0 million over the same three month period of the prior year.  This increase primarily resulted from additional income of $28.2 million realized from the PJM capacity auction and other RTO revenues.

For the nine months ended September 30, 2008, revenues increased $63.8 million, or 6%, over the same period in the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales and an increase in RTO capacity and other RTO revenues, partially offset by lower retail and wholesale sales volume.

•      The net increase in retail revenues results primarily from a 4% increase in average retail rates due largely to the second phase of an environmental investment rider, partially offset by a 3% decrease in sales volume.

•      The decrease in sales volume is primarily a result of milder weather which caused cooling degree days to decrease 23%, partially offset by an increase in heating degree days of 5%.

•      The net decrease in wholesale revenues is primarily a result of a 33% decrease in sales volume due largely to unplanned outages, partially offset by a 34% increase in wholesale average rates.

•      RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $73.9 million over the same period of the prior year.  This increase primarily resulted from additional income of $73.7 million realized from the PJM capacity auction and other RTO revenues.

DPL Inc. – Cost of Revenues

For the three months ended September 30, 2008:

•      Fuel costs, which include coal (net of sales), gas, oil, and emission allowance sales and costs, decreased $33.7 million, or 35%, compared to the same period in 2007.  This decrease is primarily due to increased net gains of $27.8 million realized from sales of excess coal combined with decreased fuel usage due primarily to a 25% decrease in generation output largely attributable to unplanned outages.  These decreases were partially offset by increased fuel prices.  The successful installation of FGD equipment at Miami Fort, Killen and Stuart stations has allowed us the ability to burn coal with a wide range of sulfur content and, accordingly, we purchase and sell coal as we seek to achieve optimum levels of production efficiency.  Gains or losses from sales of coal are recorded as a component of fuel costs.

•      Purchased power increased $37.7 million, or 46%, compared to the same period in 2007.  This increase primarily results from a $5.0 million increase relating to higher average market rates, a $16.0 million increase relating to higher volumes of purchased power due largely to unplanned outages, and a $16.8 million increase in RTO capacity and other RTO charges.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

For the nine months ended September 30, 2008:

•      Fuel costs decreased $58.0 million, or 23%, compared to the same period in 2007, primarily due to increases in net gains of $29.3 million from the sale of DP&L’s excess emission allowances and $39.8 million realized from the sale of DP&L’s excess coal combined with a decrease in the usage of fuel due mainly to a 6% decrease in generation output largely attributable to unplanned outages.  These decreases were partially offset by increased fuel prices.  The successful installation of FGD equipment at Miami Fort, Killen and Stuart stations has allowed us the ability to burn coal with a wide range of sulfur content and, accordingly, we purchase and sell coal as we seek to achieve optimum levels of production efficiency.  Gains or losses from sales of coal and emission allowances are recorded as components of fuel costs.

•      Purchased power increased $71.4 million, or 33%, compared to the same period in 2007.  The increase in purchased power primarily results from a $16.2 million increase relating to higher average market rates and a $79.1 million increase in RTO capacity and other RTO charges, partially offset by a $23.8 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

DPL Inc. – Gross Margins

For the three months ended September 30, 2008, gross margin of $232.5 million decreased $11.5 million, or 5%, from $244.0 million in the same period of the prior year.  As a percentage of total revenues, gross margin decreased to 56% in 2008 compared to 58% in 2007.

For the nine months ended September 30, 2008, gross margin of $728.0 million increased $50.4 million, or 7%, from $677.6 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 60% in 2008 compared to 59% in 2007.

These gross margin results reflect the impact of revenues and cost of revenues discussed above.

DPL Inc. – Operation and Maintenance

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2008 vs. 2007	2008 vs. 2007
Insurance settlement	$—	$14.5
Generating facilities operating expenses	3.8	7.1
Gain on sale of corporate aircraft	—	6.0
Turbine maintenance costs	0.4	4.3
Legal costs	(0.9)	(17.3)
Deferred compensation (primarily mark-to-market adjustments)	(0.8)	(7.2)
Boiler maintenance costs	0.3	(2.1)
Pension	0.1	(2.0)
Other, net	(2.0)	(1.0)
Total operation and maintenance expense	$0.9	$2.3

For the three months ended September 30, 2008, operation and maintenance expense increased $0.9 million, or 1%, compared to the same period in 2007.  This variance was primarily due to an increase in operating expenses at our generating facilities largely due to the operation of the FGD and Selective Catalytic Reduction (SCR) equipment, and gypsum disposal.  Gypsum is a by-product of the operation of the FGD equipment.  This increase was partially offset by:

•      a decrease in legal costs due largely to the litigation settlement with three of our former executives in May 2007, and

•      a decrease in deferred compensation costs (primarily mark-to-market adjustments) associated to a large degree with deferred compensation liabilities for the former executives.

For the nine months ended September 30, 2008, operation and maintenance expense increased $2.3 million, or 1%, compared to the same period in 2007.  This variance was primarily due to:

•      the 2007 insurance settlement which reimbursed us for legal fees relating to the litigation with three former executives,

•      an increase in operating expenses largely due to the operation of the FGD and SCR equipment, and gypsum disposal,

•      the gain on sale of the corporate aircraft realized in 2007, and

•      an increase in turbine maintenance costs incurred due to an unplanned outage at a jointly-owned production unit.

These increases were partially offset by:

•      a decrease in legal costs due largely to the litigation settlement with three of our former executives in May 2007,

•      a decrease in deferred compensation costs (primarily mark-to-market adjustments) associated to a large degree with deferred compensation liabilities for the former executives,

•      lower boiler maintenance costs largely attributable to timing of scheduled outages, and

•      lower pension costs primarily due to the plan funding made in November 2007.

DPL Inc. – Depreciation and Amortization

For the three months ended September 30, 2008, depreciation and amortization expense increased $1.4 million compared to the same period in 2007.  This increase was primarily the result of higher plant balances due largely to installation of the FGD equipment, partially offset by the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007.

For the nine months ended September 30, 2008, depreciation and amortization expense decreased $0.4 million compared to the same period in 2007.  This decrease was primarily a result of the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, partially offset by an increase to the depreciation expense related to higher plant balances due largely to installation of the FGD equipment.

DPL Inc. – General Taxes

For the three months and nine months ended September 30, 2008, general taxes increased $1.6 million and $8.4 million, respectively, compared to the same periods in 2007.  These increases were primarily the result of higher property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

DPL Inc. – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled litigation with three former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims, including those related to deferred compensation, restricted stock units (RSUs), MVE incentives, stock options, and legal fees.  As a result of this settlement, during the nine months ended September 30, 2007, DPL realized a net pre-tax gain in continuing operations of approximately $31.0 million.

DPL Inc. – Investment Income

For the three months ended September 30, 2008, investment income remained relatively flat compared to the same period in 2007.

For the nine months ended September 30, 2008, investment income decreased $6.4 million, to $3.1 million, compared to the same period in 2007.  This decrease was primarily the result of:

•      $3.2 million of gains realized in 2007 from the sale of financial assets held in DP&L’s Master Trust Plan for deferred compensation which were used for the settlement payment to the three former executives, and

•      lower cash and short-term investment balances combined with overall lower market yields on investments in 2008 compared to 2007.

DPL Inc. – Interest Expense

For the three months ended September 30, 2008, interest expense increased $5.0 million, or 30%, compared to the same period in 2007, resulting primarily from lower capitalized interest due to the completion of the FGD project at the Stuart station, partially offset by the redemption of the $100 million 6.25% Senior Notes in May 2008.

For the nine months ended September 30, 2008, interest expense increased $8.5 million, or 14%, compared to the same period in 2007 resulting primarily from:

•      lower capitalized interest due to the completion of the FGD projects at Miami Fort, Killen, and Stuart stations,

•      additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007, and

•      the write-off of unamortized debt issuance costs relating to pollution control bonds following their repurchase from the bondholders on April 4, 2008.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

These increases were partially offset by:

•      the redemption of the $225 million 8.25% Senior Notes in March 2007 and the $100 million 6.25% Senior Notes in May 2008.

DPL Inc. – Other Income / (Deductions)

For the three months and nine months ended September 30, 2008, other deductions of $0.4 million and $0.9 million, respectively, changed from other income of $2.0 million and $2.6 million, respectively, recorded for the same periods of the prior year.  These changes from other income to other deductions primarily resulted from the recognition in 2007 of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

DPL Inc. – Income Tax Expense

For the three months ended September 30, 2008, income taxes decreased $10.0 million, or 27%, compared to the same period in the prior year, primarily reflecting:

•      a 23% decrease in pre-tax book income, and

•      a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

For the nine months ended September 30, 2008, income taxes decreased $16.0 million, or 16%, compared to the same period in 2007, primarily reflecting:

•      a 3% decrease in pre-tax book income,

•      a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax, and

•      a decrease in tax expense due to the settlement of the Ohio Franchise Tax issues.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS – The Dayton Power and Light Company (DP&L)

Income Statement Highlights – DP&L

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
$ in millions	2008	2007	2008	2007

Revenues:
Retail	$278.0	$285.7	$809.5	$804.7
Wholesale	61.9	94.0	233.7	253.0
RTO revenues	30.4	26.6	83.5	63.8
RTO Capacity revenues	31.2	13.3	65.1	17.6
Total revenues	$401.5	$419.6	$1,191.8	$1,139.1

Cost of revenues:
Fuel	$57.0	$87.6	$214.1	$241.4
Gains from sale of emission allowances (a)	—	—	(30.5)	(1.2)
Purchased power	58.0	45.5	126.0	140.5
RTO charges (b)	28.3	34.0	100.8	71.5
RTO Capacity charges (b)	33.8	12.2	65.0	16.2
Total cost of revenues	$177.1	$179.3	$475.4	$468.4

Gross margins (c)	$224.4	$240.3	$716.4	$670.7

Gross margin as a percentage of revenues	56%	57%	60%	59%

Operating Income	$93.5	$113.2	$330.4	$287.6

(a)     Gains from the sale of emission allowances are included in fuel costs in the Condensed Consolidated Statements of Results of Operations.

(b)     RTO capacity and other RTO charges are included in total purchased power in the Condensed Consolidated Statements of Results of Operations.

(c)     For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Revenues

Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, DP&L’s retail sales volume is impacted by the number of heating and cooling degree days occurring during a year.  Since, generally, DP&L plans to utilize its internal generating capacity to supply its retail customers’ needs first, increases in retail demand will decrease the volume of internal generation available to be sold in the wholesale market and vice versa.

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DP&L’s wholesale sales volume each hour of the year include commodity and wholesale market prices; DP&L’s retail demand; retail demand elsewhere throughout the entire wholesale market area; DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region.  DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities that are not being utilized to meet its retail demand.

The following table provides a summary of changes in revenues from the prior period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2008 vs. 2007	2008 vs. 2007

Retail
Rate	$8.3	$29.6
Volume	(15.9)	(24.3)
Other	(0.1)	(0.5)
Total retail change	$(7.7)	$4.8

Wholesale
Rate	$32.3	$68.7
Volume	(64.4)	(88.0)
Total wholesale change	$(32.1)	$(19.3)

RTO capacity and other
RTO capacity and other revenues	$21.7	$67.2

Total revenues	$(18.1)	$52.7

For the three months ended September 30, 2008, revenues decreased $18.1 million, or 4%, over the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volume, partially offset by higher average rates for retail and wholesale sales, and an increase in RTO capacity and other RTO revenues.

•      The net decrease in retail revenues results primarily from a 6% decrease in sales volume, partially offset by a 3% increase in average retail rates due largely to the second phase of an environmental investment rider.

•      The decrease in retail sales volume is primarily a result of milder weather which caused cooling degree days to decrease 19%.

•      The net decrease in wholesale revenues is primarily the result of a 68% decrease in sales volume due largely to unplanned outages, partially offset by an increase in wholesale average rates.

•      RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $21.7 million over the same period of the prior year.  This increase resulted from additional income realized from the PJM capacity auction and other RTO revenues.

For the nine months ended September 30, 2008, revenues increased $52.7 million, or 5%, over the same period of the prior year.  This increase was primarily the result of higher average rates for retail and wholesale sales, and an increase in RTO capacity and other RTO revenues, partially offset by lower retail and wholesale sales volume.

•      The net increase in retail revenues results primarily from a 4% increase in average retail rates due largely to the second phase of an environmental investment rider, partially offset by a 3% decrease in sales volume.

•      The decrease in retail sales volume is primarily a result of milder weather which caused cooling degree days to decrease 23%, partially offset by an increase in heating degree days of 5%.

•      The net decrease in wholesale revenues is primarily a result of a 35% decrease in sales volume due largely to unplanned outages, partially offset by a 42% increase in wholesale average rates.

•      RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $67.2 million over the same period of the prior year.  This increase resulted from additional income realized from the PJM capacity auction and other RTO revenues.

DP&L – Cost of Revenues

For the three months ended September 30, 2008:

•      Fuel costs, which include coal (net of sales), gas, oil, and emission allowance sales and costs, decreased $30.6 million, or 35%, compared to the same period in 2007.  This decrease is primarily due to increased net gains of $27.8 million realized from sales of excess coal combined with decreased fuel usage due primarily to a 24% decrease in generation output largely attributable to unplanned outages.  These decreases were partially offset by increased fuel prices.  The successful installation of FGD equipment at Miami Fort, Killen, and Stuart stations has allowed us the ability to burn coal with a wide range of sulfur content and, accordingly, we purchase and sell coal as we seek to achieve optimum levels of production efficiency.  Gains or losses from sales of coal are recorded as a component of fuel costs.

•      Purchased power increased $28.4 million, or 31%, compared to the same period in 2007.  This increase primarily results from a $11.5 million increase relating to higher volumes of purchased power due largely to unplanned outages and a $15.9 million increase in RTO capacity and other RTO charges.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

For the nine months ended September 30, 2008:

•      Fuel costs decreased $56.6 million, or 24%, compared to the same period in 2007, primarily due to increases in net gains of $29.3 million from the sale of DP&L’s excess emission allowances and $39.8 million realized from the sale of DP&L’s excess coal, combined with a decrease in the usage of fuel due mainly to a 6% decrease in generation output largely attributable to unplanned outages.  These decreases were partially offset by an increase in fuel prices.  The successful installation of FGD equipment at the Miami Fort, Killen, and Stuart stations has allowed us the ability to burn coal with a wide range of sulfur content and, accordingly, we purchase and sell coal as we seek to achieve optimum levels of production efficiency.  Gains or losses from sales of coal and emission allowances are recorded as components of fuel costs.

•      Purchased power increased $63.6 million, or 28%, compared to the same period in 2007.  The increase in purchased power primarily results from a $14.8 million increase relating to higher average market rates and a $78.1 million increase in RTO capacity and other RTO charges, partially offset by a $29.3 million decrease relating to lower volumes of purchased power.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

DP&L – Gross Margins

For the three months ended September 30, 2008, gross margin of $224.4 million decreased $15.9 million, or 7%, from $240.3 million in the same period of the prior year.  As a percentage of total revenues, gross margin decreased to 56% in 2008 compared to 57% in 2007.

For the nine months ended September 30, 2008, gross margin of $716.4 million increased $45.7 million, or 7%, from $670.7 million in the same period of the prior year.  As a percentage of total revenues, gross margin increased to 60% in 2008 compared to 59% in 2007.

These gross margin results reflect the impact of revenues and cost of revenues discussed above.

DP&L – Operation and Maintenance

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
$ in millions	2008 vs. 2007	2008 vs. 2007
Deferred compensation (primarily mark-to-market adjustments)	$(0.3)	$(5.9)
Legal costs	(0.6)	(3.2)
Boiler maintenance costs	0.3	(2.1)
Pension	0.1	(2.0)
Generating facilities operating expenses	3.9	7.2
Turbine maintenance costs	0.4	4.3
Other, net	(2.4)	(3.1)
Total operation and maintenance expense	$1.4	$(4.8)

For the three months ended September 30, 2008, operation and maintenance expense increased $1.4 million compared to the same period in 2007.  This variance was primarily due to an increase in operating expenses at our generating facilities largely due to the operation of the FGD and SCR equipment, and gypsum disposal.  Gypsum is a by-product of the operation of the FGD equipment.  This increase was partially offset by a decrease in deferred compensation costs (primarily mark-to-market adjustments) associated to a large degree with deferred compensation liabilities for the former executives, and legal costs.

For the nine months ended September 30, 2008, operation and maintenance expense decreased $4.8 million compared to the same period in 2007.  This variance was primarily due to:

•      a decrease in deferred compensation costs (primarily mark-to-market adjustments) associated to a large degree with deferred compensation liabilities for the former executives,

•      a decrease in legal fees,

•      lower boiler maintenance costs largely attributable to timing of scheduled outages, and

•      lower pension costs primarily due to the plan funding made in November 2007.

These decreases were partially offset by:

•      an increase in operating expenses at our generating facilities largely due to the operation of the FGD and SCR equipment, and gypsum disposal, and

•      an increase in turbine maintenance costs incurred due to an unplanned outage at a jointly-owned production unit.

DP&L – Depreciation and Amortization

For the three months ended September 30, 2008, depreciation and amortization expense increased $1.4 million compared to the same period in 2007.  This increase was primarily the result of higher plant balances due largely to installation of the FGD equipment, partially offset by the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007.

For the nine months ended September 30, 2008, depreciation and amortization expense decreased $0.2 million compared to the same period in 2007.  This decrease was primarily a result of the impact of lower depreciation rates for generation property which were put into effect on August 1, 2007, partially offset by an increase to the depreciation expense related to higher plant balances due largely to the installation of the FGD equipment.

DP&L – General Taxes

For the three months and nine months ended September 30, 2008, general taxes increased $1.8 million and $8.6 million, respectively, compared to the same periods in 2007.  These increases were primarily the result of higher property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

DP&L – Net Gain on Settlement of Executive Litigation

On May 21, 2007, we settled litigation with three former executives.  In exchange for our payment of $25 million, the three former executives relinquished and dismissed all of their claims, including those related to deferred compensation, RSUs, MVE incentives, stock options, and legal fees.  As a result of this settlement, during the nine months ended September 30, 2007, DP&L realized a net pre-tax gain in continuing operations of approximately $35.3 million.

DP&L – Interest Expense

For the three months ended September 30, 2008, interest expense increased $5.0 million compared to the same period in 2007 primarily resulting from lower capitalized interest due to the completion of the FGD project at the Stuart station.

For the nine months ended September 30, 2008, interest expense increased $12.6 million compared to the same period in 2007 primarily from:

•      lower capitalized interest due to the completion of the FGD projects at Miami Fort, Killen, and Stuart stations,

•      additional interest expense associated with DP&L’s $90 million variable rate pollution control bonds issued November 15, 2007, and

•      the write-off of unamortized debt issuance costs relating to pollution control bonds following their repurchase from the bondholders on April 4, 2008.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

DP&L – Other Income / (Deductions)

For the three months and nine months ended September 30, 2008, other deductions of $0.4 million and $1.0 million, respectively, changed from other income of $2.1 million and $2.7 million, respectively, recorded for the same periods of the prior year.  These changes from other income to other deductions primarily resulted from the recognition in 2007 of a $2.1 million deferred credit related to a litigation settlement (which was not part of the executive litigation settlement).

DP&L – Income Tax Expense

For the three months ended September 30, 2008, income taxes decreased $12.1 million, or 29%, compared to the same period in 2007, primarily reflecting:

•      a 25% decrease in pre-tax book income, and

•      a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

For the nine months ended September 30, 2008, income taxes decreased $17.6 million, or 15%, compared to the same period in the prior year, primarily reflecting:

•      a 3% decrease in pre-tax book income,

•      a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax, and

•      a decrease in tax expense due to the settlement of the Ohio Franchise Tax issues.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity, and capital requirements include the consolidated results of DP&L and all of DP&L’s consolidated subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

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

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $26.3 million at September 30, 2008, compared to $134.9 million at December 31, 2007, a decrease of $108.6 million.  The decrease in cash and cash equivalents was primarily attributed to cash used to retire $100.0 million in long-term debt, $173.8 million in capital expenditures, $89.9 million in dividends paid on common stock, and $9.9 million in purchases of short-term investments.  This decrease was partially offset by cash provided by operating activities of $242.5 million and $20.5 million of restricted funds drawn to fund pollution control capital expenditures.  At September 30, 2008, DPL had $16.5 million in restricted funds held in trust relating to the 2007 issuance of $90.0 million in pollution control bonds.  On April 4, 2008, DP&L repurchased the bonds from bondholders, and holds them in trust while it continues to evaluate market conditions and explore suitable long-term financing alternatives.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $33.8 million at September 30, 2008, compared to $13.2 million at December 31, 2007, an increase of $20.6 million.  The increase in cash and cash equivalents was primarily attributed to $273.8 million in cash generated from operating activities, and $20.5 million of restricted funds drawn to fund pollution control capital expenditures, partially offset by $173.1 million in capital expenditures, $80.0 million in dividends paid on common stock to our parent DPL, and a $20.0 million short-term loan repayment to DPL.  At September 30, 2008, DP&L had $16.5 million in restricted funds held in trust relating to the 2007 issuance of $90.0 million in pollution control bonds.  On April 4, 2008, DP&L repurchased the bonds from bondholders, and holds them in trust while it continues to evaluate market conditions and explore suitable long-term financing alternatives.  See Note 4 of Notes to Condensed Consolidated Financial Statements.

In July 2008, DPL and DP&L made a $42 million payment to the Ohio Department of Taxation (ODT) in accordance with the settlement agreement reached on June 27, 2008.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

Operating Activities

For the nine months ended September 30, 2008 and 2007, cash flows from operations were as follows:

Net Cash provided by Operating Activities

	Nine Months Ended
	September 30,
$ in millions	2008	2007

DPL	$242.5	$235.0

DP&L	$273.8	$262.8

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial, and industrial classes coupled with the rate relief approved by the PUCO will provide us with a reasonably predictable cash flow from operations.

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $242.5 million and $235.0 million during the nine-month periods ended September 30, 2008 and 2007, respectively.  The net cash provided by operating activities for 2008 and 2007 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest, and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $273.8 million and $262.8 million during the nine-month periods ended September 30, 2008 and 2007, respectively.  The net cash provided by operating activities for 2008 and 2007 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

Investing Activities

For the nine months ended September 30, 2008 and 2007, cash flows from investing activities were as follows:

Net Cash used for Investing Activities

	Nine Months Ended
	September 30,
$ in millions	2008	2007

DPL	$(183.7)	$(114.9)

DP&L	$(173.1)	$(271.0)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $183.7 million and $114.9 million during the nine-month periods ended September 30, 2008 and 2007, respectively.  For 2008, net cash flows used for investing activities were related to capital expenditures and the purchase of investment grade corporate bonds.  The corporate bonds have an effective yield of 6.67%, and mature in November 2008 and February 2009.  Net cash flows used for investing activities during the nine months ended September 30, 2007 were related to capital expenditures that were largely offset by proceeds from the sale of two peaking units and a corporate aircraft.

DP&L’s Cash used for Investing Activities

DP&L’s net cash used for investing activities was $173.1 million and $271.0 million during the nine-month periods ended September 30, 2008 and 2007, respectively.  Net cash flows used for investing activities during both these periods were related to capital expenditures.

Financing Activities

For the nine months ended September 30, 2008 and 2007, cash flows from financing activities were as follows:

Net Cash used for Financing Activities

	Nine Months Ended
	September 30,
$ in millions	2008	2007

DPL	$(167.4)	$(283.6)

DP&L	$(80.1)	$(25.6)

DPL’s Cash used for Financing Activities

DPL’s net cash used for financing activities during the nine months ended September 30, 2008 was $167.4 million compared to $283.6 million during the same period of the prior year.  Net cash flows used for financing activities during the nine months ended September 30, 2008 were primarily the result of cash used to redeem the $100 million 6.25% Senior Notes in May 2008 and to pay dividends of $89.9 million to stockholders, partially offset by withdrawals of $20.5 million from the restricted funds held in trust.  Net cash flows used for financing activities in the nine months ended September 30, 2007 were the result of cash used to redeem the $225 million 8.25% Senior Notes in March 2007 and to pay dividends to stockholders of $83.7 million, partially offset by cash received from the exercise of stock options, including tax effect, of $15.0 million and withdrawals of $10.1 million from the restricted funds held in trust.

DP&L’s Cash used for Financing Activities

DP&L’s net cash used for financing activities during the nine months ended September 30, 2008 was $80.1 million compared to $25.6 million during the same period of the prior year.  Net cash flows used for financing activities during the nine months ended September 30, 2008 were primarily the result of cash used to pay common stock dividends of $80.0 million to our parent DPL and a short-term loan repayment to DPL of $20.0 million, partially offset by withdrawals of $20.5 million from restricted funds held in trust.  Net cash flows used for financing activities for 2007 were primarily the result of cash used to pay common stock dividends to our parent DPL of $125.0 million, partially offset by a net short-term loan from our parent DPL of $90.0 million and withdrawals of $10.1 million from restricted funds held in trust.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees.  We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures, and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows is dependent on general economic conditions, competitive pressures and other business and risk factors described in Item 1a of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and supplemented by those described in Item 1a of Part II of this quarterly report.  If we are unable to generate sufficient cash flows, or otherwise comply with the terms of our credit facilities, the senior notes and other long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Capital Requirements

DPL’s construction additions were $168.1 million and $275.4 million during the nine-month periods ended September 30, 2008 and 2007, respectively.  DPL is expected to spend approximately $75 million for the remainder of 2008.  Planned construction additions for 2008 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $166.9 million and $273.5 million during the nine-month periods ended September 30, 2008 and 2007, respectively.  DP&L is expected to spend approximately $75 million for the remainder of 2008.  Planned construction additions for 2008 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  DPL, through its subsidiary DP&L, is projecting to spend an estimated $665 million in capital projects for the period 2008 through 2010.  DP&L filed its electric security plan (ESP) with the PUCO on October 10, 2008.  Included in the filing were proposed capital investments related to the company’s Customer Conservation and Energy Management Programs (CCEM).  If approved by the PUCO, for the period 2009 to 2010, DP&L is projecting to spend an estimated $120 million of the aforementioned $665 million in CCEM capital projects.  A final decision from the PUCO regarding DP&L’s electric security plan is expected in the first quarter of 2009.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds, and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt, and cash flows from operations.

Debt and Liquidity

During the three months ended March 31, 2006, the Ohio Department of Development (ODOD) awarded DP&L the ability to issue, over three years, up to $200 million of qualified tax-exempt financing from the ODOD’s 2005 volume cap carryforward.  On September 13, 2006, the Ohio Air Quality Development Authority (OAQDA) issued $100 million of 4.80% fixed interest rate OAQDA Revenue bonds 2006 Series A due September 1, 2036.  In turn, DP&L borrowed these funds from the OAQDA.  These funds were placed in escrow with a trustee and, as of April 3, 2007, DP&L had drawn out the entirety of the funds.

On November 15, 2007, the OAQDA issued $90 million of insured, collateralized, variable rate OAQDA Revenue bonds due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  DP&L subsequently repurchased these bonds from the bondholders on April 4, 2008.  This transaction is further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

The $175 million 8.00% DPL Senior Notes are due on March 31, 2009.  DPL expects to repay this debt obligation using the cash flows to be generated from future operating activities.  Our future liquidity is further strengthened due to the completion and installation of FGD equipment at the Stuart station, which had required significant cash outlays.  In addition, our $220 million revolving credit facility, which does not expire until November 2011, is available to fund working capital needs, property acquisitions, and construction until long-term funding, if needed, is arranged.  As of September 30, 2008, the outstanding borrowings under this credit facility amounted to $90 million.

Debt Covenants

There have been no changes to our debt covenants as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  We are in compliance with all of our debt covenants.

Credit Ratings

The following table outlines the rating of each company and date of the rating:

	DPL Inc.	DP&L	Outlook	Effective

Fitch Ratings	BBB+	A+	Positive	April 2008
Moody’s Investors Service	Baa2	A2	Positive	July 2008
Standard & Poor’s Corp.	BBB-	A-	Positive	April 2008

Off-Balance Sheet Arrangements

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with our wholly owned generating subsidiary DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  There have been no material changes to our guarantees as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Contractual Obligations

There have been no material changes, outside the ordinary course of business, to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 except those relating to the following transactions:

•      On April 4, 2008, DP&L repurchased all of the issued and outstanding $90 million variable rate OAQDA Revenue bonds from the bondholders and placed them in a custody account.  This transaction is further discussed in Note 4 of Notes to Condensed Consolidated Financial Statements.

•      On June 27, 2008, DPL entered into a $42 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues and appeals, including uncertain tax positions for tax years 1998 through 2006.  The $42 million payment was made to the ODT in July 2008.  This transaction is further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

•      At December 31, 2007, DP&L had contractual obligations relating to the installation of FGD equipment in the amount of $144 million.  During the three months ended September 30, 2008, test operations of FGD equipment on Stuart station units 1 and 2 were completed and the equipment was placed in service.  The open contractual obligations relating to the installation of FGD equipment was therefore reduced to $8.8 million at September 30, 2008.  It is expected that these open contractual obligations will be satisfied within the next twelve months.

Commercial Commitments

With the exception of the transactions discussed in the preceding paragraph, there have been no material changes, outside the ordinary course of business, to our commercial commitments as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

MARKET RISK

In the normal course of business, we are subject to certain market risks including, but not limited to, reliance on third parties; changes in commodity prices for electricity, coal, environmental emissions and gas; and fluctuations in interest rates.  We rely on many suppliers for the purchase and delivery of inventory, including coal and equipment components, to operate our energy production, transmission, and distribution functions.  Unanticipated disruptions in our purchasing processes, delays, and supplier availability may affect our business and operating results.  In addition, we rely on others to provide professional services, such as, but not limited to, actuarial calculations, internal audit services, payroll processing, and various consulting services.  Commodity pricing exposure includes the impacts of weather, internal generation plant performance, market demand, increased competition, and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Our Risk Management Committee (RMC) is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The RMC meets on a regular basis with the objective of identifying, assessing, and quantifying material risk issues and developing strategies to manage these risks.

Commodity Pricing Risk

Recently, the coal market has experienced significant price volatility.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Coal exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the years ended December 31, 2009 and 2010, we have hedged our coal requirements with coal mine operators and financial institutions to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent we are not hedged against price volatility, our results of operations, financial position, or cash flows could be materially affected.  As part of DP&L’s electric security plan filing, the Company is requesting regulatory authority to defer fuel and fuel related costs that exceed the amount that is in current rates.  A final regulatory decision on our plan is expected in the first quarter of 2009.

Approximately 10% of DPL’s and 20% of DP&L’s electric revenues for the nine months ended September 30, 2008 were from sales of excess energy and capacity in the wholesale market.  Energy and capacity in excess of the needs of existing retail customers are sold in the wholesale market when we can identify opportunities with positive margins. As of September 30, 2008, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately an $11 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of September 30, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately a $21 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs in both the nine months ended September 30, 2008 and 2007 were 54%.  DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs were 55% for both the nine-month periods ending September 30, 2008 and 2007.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2008 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2008 due to emission control upgrades.  We do not expect to purchase SO2 allowances for 2008.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units, the operation of emission control equipment, and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOX allowances for the remainder of 2008.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages, and generation plant mix.  Based on lower volume and gains realized from coal sales (and excluding the effect of emission allowance sales), fuel costs are forecast to be approximately 10% lower in 2008 compared to 2007.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of September 30, 2008, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $31 million increase or decrease to net income.  As of September 30, 2008, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $30 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  At September 30, 2008, we maintained only fixed rate long-term debt.  As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, we repurchased $90 million of our OAQDA Revenue bonds on April 4, 2008.

The carrying value of DPL’s debt was $1,542.0 million at September 30, 2008, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, DPL’s unsecured notes, DP&L’s borrowings on its revolving credit facility, and DP&L’s capital leases.  The fair value of this debt was $1,487.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

The carrying value of DP&L’s debt was $874.9 million at September 30, 2008, consisting of DP&L’s first mortgage bonds, tax-exempt pollution control bonds, borrowings on its revolving credit facility, and capital leases.  The fair value of this debt was $812.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; income taxes; valuation of regulatory assets and liabilities; the valuation of insurance and claims costs; the valuation of assets and liabilities related to employee benefits; and the valuation of contingent and other obligations.  Actual results may differ from those estimates.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL Inc.				DP&L (a)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Electric sales (millions of kWh)
Residential	1,375	1,505	4,144	4,276	1,375	1,505	4,144	4,276
Commercial	1,055	1,101	3,001	3,038	1,055	1,101	3,001	3,038
Industrial	1,099	1,139	3,062	3,233	1,099	1,139	3,062	3,233
Other retail	380	397	1,096	1,111	380	397	1,096	1,111
Total retail	3,909	4,142	11,303	11,658	3,909	4,142	11,303	11,658

Wholesale	343	967	1,762	2,645	305	967	1,724	2,645
Total	4,252	5,109	13,065	14,303	4,214	5,109	13,027	14,303

Operating revenues ($ in thousands)
Residential	$139,759	$148,419	$409,349	$410,736	$139,759	$148,419	$409,349	$410,736
Commercial	84,402	85,619	249,073	241,381	78,831	80,085	232,240	226,960
Industrial	64,039	64,525	182,246	185,014	36,955	34,720	101,642	101,244
Other retail	25,121	25,049	72,973	70,879	19,949	19,907	59,028	57,974
Other miscellaneous revenues	2,444	2,570	7,193	7,701	2,452	2,581	7,199	7,747
Total retail	$315,765	$326,182	$920,834	$915,711	$277,946	$285,712	$809,458	$804,661

Wholesale	27,820	52,892	124,745	139,995	61,937	94,025	233,747	253,032

RTO and capacity revenues	68,101	39,833	155,123	81,389	61,583	39,833	148,605	81,389

Other revenues, net of fuel costs	2,810	3,052	8,709	8,545	—	—	—	—

Total	$414,496	$421,959	$1,209,411	$1,145,640	$401,466	$419,570	$1,191,810	$1,139,082

Electric customers at end of period
Residential	455,537	455,801	455,537	455,801	455,537	455,801	455,537	455,801
Commercial	50,071	49,665	50,071	49,665	50,071	49,665	50,071	49,665
Industrial	1,806	1,813	1,806	1,813	1,806	1,813	1,806	1,813
Other	6,489	6,425	6,489	6,425	6,489	6,425	6,489	6,425

Total	513,903	513,704	513,903	513,704	513,903	513,704	513,903	513,704

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Part I of Item 2 of this report.

Item 4.  Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective: (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our condensed consolidated financial statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our condensed consolidated financial statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2008, cannot be reasonably determined.

The information set forth below is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and our Quarterly Reports on Form 10-Q for the three months ended March 31, 2008 and June 30, 2008.  Information concerning the legal proceedings discussed in the UPDATES/OTHER MATTERS – Environmental Updates section of Part 1, Item 2 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

State Income Tax Audit

As previously disclosed, on June 27, 2008, we entered into a $42 million settlement agreement with the Ohio Department of Taxation (ODT) resolving all outstanding audit issues, for tax years 1998 through 2006, that were discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  In July 2008, we made the $42 million settlement payment to ODT.  This settlement is further discussed in Note 5 of Notes to Condensed Consolidated Financial Statements.

Sierra Club

In September 2004, the Sierra Club filed a lawsuit against DP&L and the other owners of the Stuart generating station in the United States District Court for the Southern District of Ohio for alleged violations of the Clean Air Act (CAA) and the station’s operating permit.  On August 7, 2008, a consent decree was filed in the United States District Court in full settlement of these CAA claims.  Under the terms of the consent decree, DP&L and the other owners of the Stuart generating station agreed to (i) certain emission targets related to nitrogen oxides (NOx), sulfur dioxide (SO2), and particulate matter; (ii) make energy efficiency and renewable energy commitments that are conditioned on receiving Public Utilities Commission of Ohio (PUCO) approval for the recovery of costs; (iii) forfeit 5,500 sulfur dioxide allowances; and (iv) provide funding to a third party non-profit organization to establish a solar water heater rebate program.  DP&L and the other owners of the station also entered into an attorneys’ fee agreement to pay a portion of the Sierra Club’s attorney and expert witness fees.  The parties to the lawsuit filed a joint motion on October 22, 2008, seeking an order by the United States District Court approving the consent decree with funding for the third party non-profit organization set at $300,000.  On October 23, 2008, the United States District Court approved the consent decree. We have determined that the terms of the consent decree will not have a material impact on our overall results of operations, financial position, or cash flows.

Insurance Recovery Claim

On May 16, 2007, DPL filed an insurance claim with Energy Insurance Mutual (EIM) to recoup legal expenses associated with our litigation against three of our former executives.  The litigation against the former executives was settled on May 21, 2007.  Mediation with EIM on this claim occurred on May 29, 2008, at which time the parties did not reach agreement.  DPL and EIM are currently scheduling arbitration of this insurance claim.

Item 1a – Risk Factors

We consider the risk factors provided in our most recent Annual Report on Form 10-K and the risk factors set forth below to be the most significant in your decision to invest in our stock.  Our most recent Annual Report on Form 10-K may be obtained as discussed on Page 4 of this report.  If any of these events occur, our business, financial position or results of operation could be materially affected.

Clean Air Interstate Rule (CAIR) decision by the U.S. Court of Appeals for the District of Columbia Circuit

On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit issued a decision that vacated the U.S. Environmental Protection Agency’s (USEPA’s) CAIR and its associated Federal Implementation Plan. This decision remands these issues back to the USEPA.  The USEPA issued CAIR on March 10, 2005 to regulate certain upwind states with respect to fine particulate matter and ozone.  CAIR created interstate trading programs for annual NOx emission allowances and made modifications to an existing trading program for SO2 that were to take effect in 2010.  The court’s decision, in part, invalidated the new NOx annual emission allowance trading program and the modifications to the SO2 emission trading program, and created uncertainty regarding future NOx and SO2 emission reduction requirements and their timing.  CAIR remains in effect pending a mandate by the court implementing its decision.  On October 21, 2008, the court requested that the litigation parties submit their views as to an appropriate court mandate.

In the fourth quarter of 2007, DP&L began a program for selling excess emission allowances, including annual NOx emission allowances and SO2 emission allowances that were the subject of CAIR trading programs.  In subsequent quarters, DP&L recognized gains from the sale of excess emission allowances to third parties.  The court’s CAIR decision has affected the trading market for excess allowances and impacted DP&L’s program for selling additional excess allowances.  Although this impact on the sale of excess allowances has not had, nor do we expect it to have, a material effect on our financial position, the overall impact of the court’s decision, and of the actions the USEPA or others will take in response to this decision, on DPL and DP&L is not fully known at this time and could have an adverse effect on us.

Ohio Senate Bill 221

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008.  In compliance with Senate Bill 221, DP&L filed its electric security plan on October 10, 2008.  The bill and DP&L’s electric security plan filing are further discussed in the UPDATES / OTHER MATTERS section above.  While the overall financial impact of this new legislation on DPL and DP&L will not be known for some time, implementation of the new legislation by DPL and DP&L may materially impact our financial condition.

Credit Market

The current global credit crisis may adversely affect our business and financial results.  During 2007, higher interest rates, falling property prices, and a significant increase in the number of sub-prime mortgages originated in 2005 and 2006 contributed to dramatic increases in mortgage delinquencies and defaults in 2007 and the nine months ended September 30, 2008.  The anticipated future delinquencies among high-risk, or sub-prime, borrowers in the United States is expected to continue in the foreseeable future.  The widespread dispersion of credit risk related to mortgage delinquencies and defaults through the securitization of mortgage-backed securities (MBS), sales of collateralized debt obligations (CDOs) and the creation of structured investment vehicles (SIVs), as well as the unclear impact on large banks of MBS, CDOs, and SIVs, caused banks to reduce their loans to each other or make them at higher interest rates.  Liquidity and credit concerns were further exacerbated in September 2008 with Lehman Brothers’ bankruptcy filing, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, and the U.S. government loan to AIG.  Because of this, the ability of corporations to obtain funds through the issuance of debt was negatively impacted.  We issue debt to cover the costs of certain of our operations and expenditures and the inability to issue such debt on reasonable terms, or at all, could negatively affect our business and financial results.

Fuel and Commodity Prices

Recently, the coal market has experienced significant price volatility.  We are now in a global market for coal in which our domestic price is increasingly affected by international supply disruptions and demand balance.  Coal exports from the U.S. have increased significantly in recent years.  In addition, domestic issues like government-imposed direct costs and permitting issues are affecting mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the years ended December 31, 2009 and 2010, we have hedged our coal requirements with coal mine operators and financial institutions to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  To the extent our suppliers do not meet their contractual commitments or we are not hedged against price volatility, our results of operations, financial position, or cash flows could be materially affected.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company has duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	October 29, 2008	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

	October 29, 2008	/s/ John J. Gillen
John J. Gillen Senior Vice President, Chief Financial Officer and Treasurer (principal financial officer)

	October 29, 2008	/s/ Frederick J. Boyle
Frederick J. Boyle
Vice President—Finance, Chief Accounting Officer and Controller
(principal accounting officer)