Form 10-Q
period 2009-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2009-04-30
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

DPL Inc.	Yes ☐	No ☐
The Dayton Power and Light Company	Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large			Smaller
	accelerated	Accelerated	Non-accelerated	reporting
	filer	filer	filer	company

DPL Inc.	☒	☐	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

As of April 27, 2009, each registrant had the following shares of common stock outstanding:

Registrant	Description	Shares Outstanding

DPL Inc.	Common Stock, $0.01 par value	115,962,529

The Dayton Power and Light Company	Common Stock, $0.01 par value	41,172,173

This combined Form 10-Q is separately filed by DPL Inc. and The Dayton Power and Light Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  Each registrant makes no representation as to information relating to a registrant other than itself.

DPL Inc. and The Dayton Power and Light Company

GLOSSARY OF TERMS

The following select abbreviations or acronyms are used in this Form 10-Q:

Abbreviation or Acronym	Definition
CAA	Clean Air Act
CO2	Carbon Dioxide
CCEM	Customer Conservation and Energy Management
CRES	Competitive Retail Electric Service
DPL	DPL Inc., the parent company
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL which engages in the operation of peaking facilities
DPLER

DPL Energy Resources, Inc., a wholly owned subsidiary of DPL which sells retail electric energy and other energy services under contract to major industrial and commercial customers in West Central Ohio

DP&L

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility which sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

DSM

Demand-Side Management.  A program under which customers typically receive a discount, rebate, or some other form of incentive in return for agreeing to reduce their electricity consumption upon request by the utility.

EPS	Earnings Per Share
ESOP	Employee Stock Ownership Plan
ESP	Electric Security Plans, filed with the PUCO, pursuant to Ohio law
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
FGIC	Financial Guaranty Insurance Company, an unaffiliated insurance company
Fitch	Fitch Ratings, Inc.
GAAP	Generally Accepted Accounting Principles
IRS	U.S. Internal Revenue Service
KWh	Kilowatt hours
Moody’s	Moody’s Investors Service, Inc.
MVIC	Miami Valley Insurance Company, a wholly owned insurance subsidiary of DPL that provides insurance sources to DPL and its subsidiaries
NOx	Nitrogen Oxide
NYMEX	New York Mercantile Exchange
OAQDA	Ohio Air Quality Development Authority
ODOD	Ohio Department of Development
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L owns a 4.9% equity interest
PJM	PJM Interconnection, L.L.C., a regional transmission organization
PUCO	Public Utilities Commission of Ohio
RSU	Restricted Stock Units
RTO	Regional Transmission Organization

GLOSSARY OF TERMS (cont.)

Abbreviation or Acronym	Definition
SB 221

On May 1, 2008, substitute Senate Bill 221, an Ohio electric energy bill, was signed by the Governor and went into effect July 31, 2008. This new law states that all Ohio distribution utilities must file either an electric security plan or a market rate option to be in effect January 1, 2009. The law also contains annual targets relating to advanced energy portfolio standards, renewable energy, demand reduction, and energy efficiency standards.

SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SECA	Seams Elimination Charge Adjustment
SFAS	Statement of Financial Accounting Standards
S&P	Standard & Poor’s Corporation
SO2	Sulfur Dioxide
The Stipulation

On February 24, 2009, DP&L filed a Stipulation and Recommendation on our rate case signed by the Staff of the PUCO, the Office of the Ohio Consumers’ Counsel and various intervening parties. The Stipulation may be approved, modified or rejected by the PUCO. A final decision from the PUCO regarding the Stipulation is expected some time in the summer of 2009. The material terms of this Stipulation were discussed further in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

USEPA	U.S. Environmental Protection Agency
USF	Universal Service Fund
VRDNs	Variable Rate Demand Notes

DPL Inc. and The Dayton Power and Light Company file current, annual and quarterly reports, proxy statements (DPL Inc. only), and other information required by the Securities Exchange Act of 1934, as amended, with the SEC.  You may read and copy any document we file at the SEC’s public reference room located at 100 F Street N.E., Washington, D.C. 20549, USA.  Please call the SEC at (800) SEC-0330 for further information on the public reference room.  Our SEC filings are also available to the public from the SEC’s web site at http://www.sec.gov.

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

Part 1 — Financial Information

This report includes the combined filing of DPL and DP&L.  DP&L is the principal subsidiary of DPL providing approximately 97% of DPL’s total consolidated revenue and approximately 95% of DPL’s total consolidated asset base.  Throughout this report the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the section.

Item 1 — Financial Statements

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions except per share amounts	2009	2008

Revenues	$415.0	$416.1

Cost of revenues:
Fuel	81.4	61.9
Purchased power	59.7	83.0
Total cost of revenues	141.1	144.9

Gross margin	273.9	271.2

Operating expenses:
Operation and maintenance	77.0	62.4
Depreciation and amortization	35.9	33.2
General taxes	32.1	29.8
Amortization of regulatory assets	1.9	3.1
Total operating expenses	146.9	128.5

Operating income	127.0	142.7

Other income / (expense), net
Investment income	0.5	1.7
Interest expense	(21.7)	(21.0)
Other income (deductions)	(0.2)	(0.7)
Total other income / (expense), net	(21.4)	(20.0)

Earnings before income tax	105.6	122.7

Income tax expense	36.4	45.4

Net income	$69.2	$77.3

Average number of common shares outstanding (millions):
Basic	112.1	109.3
Diluted	112.7	116.4

Earnings per share of common stock:
Basic	$0.62	$0.71
Diluted	$0.61	$0.66

Dividends paid per share of common stock	$0.285	$0.275

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2009	2008

Cash flows from operating activities:
Net income	$69.2	$77.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.9	33.2
Amortization of regulatory assets	1.9	3.1
Deferred income taxes	2.9	4.8
Changes in certain assets and liabilities:
Accounts receivable	20.8	1.7
Deposits and other advances	2.5	0.2
Accounts payable	(44.8)	5.6
Accrued taxes payable	26.3	17.0
Accrued interest payable	(6.7)	(4.8)
Prepayments	1.5	1.3
Deferred regulatory costs	(24.3)	(1.7)
Inventories	(11.7)	11.2
Deferred compensation	(3.7)	(3.6)
Other	5.8	4.4
Net cash provided by operating activities	75.6	149.7

Cash flows from investing activities:
Capital expenditures	(50.2)	(65.3)
Maturity of short-term investment	5.0	—
Net cash used for investing activities	(45.2)	(65.3)

Cash flows from financing activities:
Exercise of stock options	—	1.1
Tax impact related to exercise of stock options	—	0.1
Repurchase of warrants	(15.9)	—
Retirement of long-term debt	(175.0)	—
Withdrawals of restricted funds held in trust, net	6.7	6.6
Dividends paid on common stock	(32.1)	(29.9)
Withdrawals from revolving credit facility	150.0	—
Net cash used for financing activities	(66.3)	(22.1)

Cash and cash equivalents:
Net change	(35.9)	62.3
Balance at beginning of period	62.5	134.9
Cash and cash equivalents at end of period	$26.6	$197.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$28.4	$24.7
Income taxes (refunded)/paid, net	$(5.0)	$10.2
Non-cash financing and investing activities:
Restricted funds held in trust	$7.8	$30.3
Accruals for capital expenditures	$15.9	$28.1

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$26.6	$62.5
Restricted funds held in trust	7.8	14.5
Accounts receivable, less provision for uncollectible accounts of $1.4 and $1.1, respectively	215.2	259.9
Inventories, at average cost	116.9	105.1
Taxes applicable to subsequent years	43.5	58.0
Other current assets	22.4	27.0
Total current assets	432.4	527.0

Property:
Property, plant and equipment	5,255.3	5,227.0
Less: Accumulated depreciation and amortization	(2,381.1)	(2,350.6)
Total net property	2,874.2	2,876.4

Other noncurrent assets:
Regulatory assets (Note 3)	256.1	233.7
Other deferred assets	35.2	38.0
Total other noncurrent assets	291.3	271.7

Total Assets	$3,597.9	$3,675.1

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

DPL INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2009	2008

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$175.7
Accounts payable	106.5	178.3
Accrued taxes	127.4	130.4
Accrued interest	18.5	25.0
Revolving credit borrowings	150.0	—
Other current liabilities	32.5	34.5
Total current liabilities	435.6	543.9

Noncurrent liabilities:
Long-term debt	1,376.0	1,376.1
Deferred taxes	439.5	433.7
Unamortized investment tax credit	37.2	38.0
Insurance and claims costs	18.4	17.6
Other deferred credits	266.5	267.3
Total noncurrent liabilities	2,137.6	2,132.7

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholders’ equity:
Common stock, at par value of $0.01 per share:

	March 2009	December 2008
Shares authorized	250,000,000	250,000,000
Shares issued	163,724,211	163,724,211
Shares outstanding	115,962,529	115,961,880	1.2	1.2
Warrants			19.8	31.0
Common stock held by employee plans			(22.5)	(27.6)
Accumulated other comprehensive loss			(43.7)	(44.6)
Retained earnings			1,047.0	1,015.6
Total common shareholders’ equity			1,001.8	975.6

Total Liabilities and Shareholders’ Equity			$3,597.9	$3,675.1

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS

	Three Months Ended
	March 31,
$ in millions	2009	2008

Revenues	$403.6	$413.9

Cost of revenues:
Fuel	78.8	60.7
Purchased power	59.1	83.9
Total cost of revenues	137.9	144.6

Gross margin	265.7	269.3

Operating expenses:
Operation and maintenance	73.7	59.6
Depreciation and amortization	33.4	30.7
General taxes	31.9	29.5
Amortization of regulatory assets	1.9	3.1
Total operating expenses	140.9	122.9

Operating income	124.8	146.4

Other income / (expense), net
Investment income	1.5	1.5
Interest expense	(8.7)	(6.6)
Other income (deductions)	(0.2)	(0.7)
Total other income / (expense), net	(7.4)	(5.8)

Earnings before income tax	117.4	140.6

Income tax expense	40.4	51.6

Net income	77.0	89.0

Preferred dividends	0.2	0.2

Earnings on common stock	$76.8	$88.8

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
$ in millions	2009	2008

Cash flows from operating activities:
Net income	$77.0	$89.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33.4	30.7
Amortization of regulatory assets	1.9	3.1
Deferred income taxes	2.6	4.3
Changes in certain assets and liabilities:
Accounts receivable	13.0	(0.3)
Net receivable due from parent	(10.0)	(1.1)
Deposits and other advances	2.5	0.2
Accounts payable	(45.2)	6.1
Accrued taxes payable	26.5	23.7
Accrued interest payable	2.4	2.7
Prepayments	2.4	2.1
Deferred regulatory costs	(24.3)	(1.7)
Inventories	(11.7)	11.2
Deferred compensation	(1.6)	(1.7)
Other	(2.4)	(0.4)
Net cash provided by operating activities	66.5	167.9

Cash flows from investing activities:
Capital expenditures	(48.9)	(65.0)
Net cash used for investing activities	(48.9)	(65.0)

Cash flows from financing activities:
Payment of short-term debt	—	(20.0)
Withdrawals of restricted funds held in trust, net	6.7	6.6
Withdrawals from revolving credit facility	150.0	—
Dividends paid on preferred stock	(0.2)	(0.2)
Dividends paid on common stock to parent	(175.0)	(80.0)
Net cash used for financing activities	(18.5)	(93.6)

Cash and cash equivalents:
Net change	(0.9)	9.3
Balance at beginning of period	20.8	13.2
Cash and cash equivalents at end of period	$19.9	$22.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6.8	$3.1
Income taxes (refunded)/paid, net	$(5.1)	$9.9
Non-cash financing and investing activities:
Restricted funds held in trust	$7.8	$30.3
Accruals for capital expenditures	$15.9	$28.1

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$19.9	$20.8
Restricted funds held in trust	7.8	14.5
Accounts receivable, less provision for uncollectible accounts of $1.0 and $1.1, respectively	213.3	225.4
Inventories, at average cost	115.5	103.8
Taxes applicable to subsequent years	43.4	57.9
Other current assets	23.7	24.1
Total current assets	423.6	446.5

Property:
Property, plant and equipment	4,998.1	4,970.9
Less: Accumulated depreciation and amortization	(2,293.9)	(2,265.5)
Total net property	2,704.2	2,705.4

Other noncurrent assets:
Regulatory assets (Note 3)	256.1	233.7
Other deferred assets	43.9	50.2
Total other noncurrent assets	300.0	283.9

Total Assets	$3,427.8	$3,435.8

See Notes to Condensed Consolidated Financial Statements.

These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	At	At
	March 31,	December 31,
$ in millions	2009	2008

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Current portion - long-term debt	$0.7	$0.7
Accounts payable	104.2	176.6
Accrued taxes	140.1	128.0
Accrued interest	15.4	12.9
Revolving credit borrowings	150.0	—
Other current liabilities	32.2	34.0
Total current liabilities	442.6	352.2

Noncurrent liabilities:
Long-term debt	883.9	884.0
Deferred taxes	422.6	417.8
Unamortized investment tax credit	37.3	38.0
Other deferred credits	266.5	267.4
Total noncurrent liabilities	1,610.3	1,607.2

Cumulative preferred stock not subject to mandatory redemption	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholder’s equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	780.2	783.1
Accumulated other comprehensive loss	(37.8)	(37.5)
Retained earnings	609.2	707.5
Total common shareholder’s equity	1,352.0	1,453.5

Total Liabilities and Shareholder’s Equity	$3,427.8	$3,435.8

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

DPL’s principal subsidiary is DP&L.  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  DP&L also purchases retail peak load requirements from DPLE, one of DPL’s wholly owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPLE, which engages in the operation of peaking generating facilities; DPLER, which sells retail electric energy and other energy services under contract to major industrial and commercial customers in West Central Ohio; and MVIC, our captive insurance company that provides insurance services to us and our subsidiaries.

DPL and DP&L conduct their principal business in one business segment - Electric.

Financial Statement Presentation

We prepare consolidated financial statements in accordance with GAAP in the United States of America.  The condensed consolidated financial statements include the accounts of DPL and DP&L and their majority-owned subsidiaries.  Investments that are not majority owned are accounted for using the equity method when our investment allows us the ability to exert significant influence, as defined by GAAP.  Undivided interests in jointly owned generation facilities are consolidated on a pro rata basis.  All material intercompany accounts and transactions are eliminated in consolidation.  Interim results for the three months ended March 31, 2009 may not be indicative of our results that will be realized for the full year ending December 31, 2009.

Pursuant to the SEC rules, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from interim reports. Therefore, these financial statements should be read along with the annual financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  In the opinion of our management, the condensed consolidated financial statements contain all adjustments necessary to fairly state our financial condition as of March 31, 2009; our results of operations for the three months ended March 31, 2009; and our cash flows for the three months ended March 31, 2009 in accordance with GAAP.  Certain amounts from prior periods have been reclassified to conform to the current reporting presentation.

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

Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  DP&L’s excise taxes are accounted for on a gross basis and recorded as revenues in the accompanying Condensed Consolidated Statements of Results of Operations for the three months ended March 31, 2009 and 2008 as follows:

	Three Months Ended
	March 31,
$ in millions	2009	2008
State/Local excise taxes	$14.0	$14.4

Recently Adopted Accounting Standards

Disclosures about Derivative Instruments and Hedging Activities

We adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (SFAS 161), on January 1, 2009.  SFAS 161 requires an entity to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 did not have a material impact on our overall results of operations, financial position, or cash flows.  See Note 9 of Notes to Condensed Consolidated Financial Statements.

Participating Securities and Earnings per Share (EPS)

We adopted Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), on January 1, 2009.  FSP EITF 03-6-1 clarifies that unvested share-based awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of EPS pursuant to the two-class method.  FSP EITF 03-6-1 did not have a material impact on our overall results of operations, financial position or cash flows.

Meaning of “Indexed to a Company’s Own Stock”

We adopted EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5), on January 1, 2009.  EITF 07-5 gives guidance on when a financial instrument is considered to be indexed to a company’s own stock to meet the criteria for paragraph 11(a) of FASB Statement No. 133, “Accounting for Derivative Financial Instruments.”  EITF 07-5 did not have a material impact on our overall results of operations, financial position or cash flows.

Recently Issued Accounting Standards

Disclosures about Pensions and Other Postretirement Benefits

In December 2008, the FASB issued Staff Position SFAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” FSP SFAS 132(R)-1, effective for fiscal years ending after December 15, 2009.  We expect to adopt FSP SFAS 132(R)-1 on December 31, 2009.  FSP SFAS 132(R)-1 requires disclosures about benefit plan assets similar to the disclosure required in SFAS 157, “Fair Value Measurements.”  It also requires discussions on investment allocation decisions, major categories of plan assets, and significant concentrations of risk in plan assets for the period.  We have evaluated FSP SFAS 132(R)-1 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued Staff Position SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1), effective for interim periods ending after June 15, 2009.  We expect to adopt FSP SFAS 107-1 on June 30, 2009.  This FSP requires disclosure about the fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  We have evaluated FSP SFAS 107-1 and do not expect these new rules to have a material impact on our overall results of operations, financial position or cash flows.

2.     Supplemental Financial Information

DPL

	At	At
	March 31,	December 31,
$ in millions	2009	2008

Accounts receivable, net:
Retail customers	$76.7	$70.8
Unbilled revenue	74.0	82.5
PJM including financial transmission rights	26.0	27.0
Partners in commonly-owned plants	20.5	28.0
Coal sales	10.0	25.6
Refundable taxes	—	14.9
Wholesale and subsidiary customers	4.8	9.7
Other	4.6	2.5
Provision for uncollectible accounts	(1.4)	(1.1)
Total accounts receivable, net	$215.2	$259.9

Inventories, at average cost:
Fuel and emission allowances	$80.3	$68.7
Plant materials and supplies	36.4	36.3
Other	0.2	0.1
Total inventories, at average cost	$116.9	$105.1

Other current assets:
Deposits and other advances	$7.9	$10.5
Prepayments	5.7	7.1
Insurance and damage claims	4.4	0.9
Current deferred income taxes	2.5	2.2
Short-term investment	—	5.0
Other	1.9	1.3
Total other current assets	$22.4	$27.0

Property, plant and equipment:
Construction work in process	$127.6	$153.6
Property, plant and equipment	5,127.7	5,073.4
Total property, plant and equipment	$5,255.3	$5,227.0

Other deferred assets:
Master Trust assets	$10.9	$13.3
Unamortized debt expense	9.1	9.3
Investments	7.9	8.0
Commercial activities tax benefit	6.8	6.8
Other	0.5	0.6
Total other deferred assets	$35.2	$38.0

Accounts payable:
Fuel accruals	$49.0	$51.9
Trade payables	31.9	68.7
Purchased power accruals	8.6	11.8
Other	17.0	45.9
Total accounts payable	$106.5	$178.3

Other current liabilities:
Customer security deposits	$19.7	$19.8
Low income service plan	2.6	2.4
Pension and retiree benefits payable	0.8	0.8
Other	9.4	11.5
Total other current liabilities	$32.5	$34.5

Other deferred credits:
Pension and retiree benefits	$101.4	$100.5
Asset retirement obligations - regulated property	97.2	96.0
SECA net revenue subject to refund	20.1	20.1
Asset retirement obligations - generation property	13.4	13.2
Deferred compensation obligations	11.3	14.3
Taxes payable	9.7	9.8
Employee benefit reserves	7.7	7.7
Customer advances in aid of construction	3.3	3.4
Litigation and claims reserve	2.3	2.1
Other	0.1	0.2
Total other deferred credits	$266.5	$267.3

2.     Supplemental Financial Information (continued)

DP&L

	At	At
	March 31,	December 31,
$ in millions	2009	2008

Accounts receivable, net:
Retail customers	$76.7	$70.8
Unbilled revenue	70.4	74.7
PJM including financial transmission rights	22.9	23.3
Partners in commonly-owned plants	20.5	28.0
Coal sales	10.0	25.6
Net receivable due from parent	10.0	—
Wholesale and subsidiary customers	0.8	2.6
Other	3.0	1.5
Provision for uncollectible accounts	(1.0)	(1.1)
Total accounts receivable, net	$213.3	$225.4

Inventories, at average cost:
Fuel and emission allowances	$80.3	$68.7
Plant materials and supplies	35.0	35.0
Other	0.2	0.1
Total inventories, at average cost	$115.5	$103.8

Other current assets:
Deposits and other advances	$7.9	$10.5
Prepayments	6.7	8.9
Insurance and damage claims	4.5	0.9
Current deferred income taxes	2.5	2.3
Other	2.1	1.5
Total other current assets	$23.7	$24.1

Property, plant and equipment:
Construction work in process	$127.1	$153.0
Property, plant and equipment	4,871.0	4,817.9
Total property, plant and equipment	$4,998.1	$4,970.9

Other deferred assets:
Master Trust assets	$34.1	$40.4
Unamortized debt expense	8.5	8.6
Other	1.3	1.2
Total other deferred assets	$43.9	$50.2

Accounts payable:
Fuel accruals	$47.9	$50.4
Trade payables	30.7	68.6
Purchased power accruals	8.6	11.8
Other	17.0	45.8
Total accounts payable	$104.2	$176.6

Other current liabilities:
Customer security deposits	$19.7	$19.8
Low income service plan	2.6	2.4
Pension and retiree benefits payable	0.8	0.8
Other	9.1	11.0
Total other current liabilities	$32.2	$34.0

Other deferred credits:
Pension and retiree benefits	$101.4	$100.5
Asset retirement obligations - regulated property	97.2	96.0
SECA net revenue subject to refund	20.1	20.1
Asset retirement obligations - generation property	13.4	13.2
Deferred compensation obligations	11.3	14.3
Taxes payable	9.7	9.8
Employee benefit reserves	7.7	7.7
Customer advances in aid of construction	3.3	3.4
Litigation and claims reserve	2.3	2.1
Other	0.1	0.3
Total other deferred credits	$266.5	$267.4

2.     Supplemental Financial Information (continued)

DPL Inc.

	Three Months Ended March 31,
$ in millions	2009	2008
Comprehensive income:
Net income	$69.2	$77.3
Net change in unrealized gains (losses) on financial instruments	(0.1)	(0.2)
Net change in deferred gains (losses) on cash flow hedges	0.5	(3.4)
Net change in unrealized gains (losses) on pension and postretirement benefits	0.8	0.5
Deferred income taxes related to unrealized gains (losses)	(0.3)	1.1
Comprehensive income	$70.1	$75.3

DP&L

	Three Months Ended March 31,
$ in millions	2009	2008
Comprehensive income:
Net income	$77.0	$89.0
Net change in unrealized gains (losses) on financial instruments	(1.8)	(8.2)
Net change in deferred gains (losses) on cash flow hedges	0.5	(3.4)
Net change in unrealized gains (losses) on pension and postretirement benefits	0.8	0.5
Deferred income taxes related to unrealized gains (losses)	0.2	4.5
Comprehensive income	$76.7	$82.4

3.     Regulatory Matters

We apply the provisions of FASB Statement of Financial Accounting Standards No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS 71) to our regulated operations.  This accounting standard defines regulatory assets as the deferral of costs expected to be recovered in future customer rates and regulatory liabilities as current cost recovery of expected future expenditures.

Regulatory liabilities are reflected on the condensed consolidated balance sheets under the caption entitled “Other Deferred Credits”.  Regulatory assets and liabilities on the condensed consolidated balance sheets include:

			At	At
	Type of	Amortization	March 31,	December 31,
$ in millions	Recovery (a)	Through	2009	2008
Regulatory Assets:
Deferred recoverable income taxes	C/B	Ongoing	$82.7	$81.2
Pension benefits	C	Ongoing	82.2	83.3
Unamortized loss on reacquired debt	C	Ongoing	16.8	17.2
Electric Choice systems costs	F	2010	6.2	7.1
Regional transmission organization costs	D		8.1	8.5
Transmission, capacity and other PJM-related costs	D		23.3	—
Deferred storm costs - 2008	D		13.3	13.1
PJM administrative costs	F	2009	—	0.5
Power plant emission fees	C	Ongoing	5.8	6.3
Rate case expenses	F	2010	0.4	0.5
Settlement system costs	D		3.1	3.1
Customer conservation and energy management costs	D		8.4	8.3
PJM integration costs	F	2015	0.7	0.7
Other costs			5.1	3.9
Total regulatory assets			$256.1	$233.7

Regulatory Liabilities:
Asset retirement obligations - regulated property			$97.2	$96.0
Postretirement benefits			5.7	5.8
SECA net revenue subject to refund			20.1	20.1
Total regulatory liabilities			$123.0	$121.9

(a)	F — Recovery of incurred costs plus rate of return.
C — Recovery of incurred costs only.
B — Balance has an offsetting liability resulting in no impact on rate base.
D — Recovery not yet determined.

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

Pension benefits represent the unfunded benefit obligation related to the transmission and distribution areas of our electric business.  We have historically recorded these costs on the accrual basis and this is how these costs have been historically recovered through rates.  This factor, combined with the historical precedents from the PUCO and the FERC, makes these costs probable of future rate recovery.

Unamortized loss on reacquired debt represents costs associated with bond redemptions financed by other issues.  These costs are being amortized over the life of the original issues.

Electric Choice systems costs represent costs incurred to modify the customer billing system for unbundled rates and electric choice bills relative to other generation suppliers and information reports provided to the state administrator of the low-income payment program.  In March 2006, the PUCO issued an order that approved our tariff as filed.  We began collecting this rider immediately and expect to recover all costs over five years.

Regional transmission organization costs represent costs incurred to join a RTO.  These costs are included in the PUCO filing for other transmission, capacity and other PJM-related costs discussed below.

Transmission, capacity and other PJM-related costs represent the costs associated with transmission, capacity, ancillary service and other PJM-related charges that are incurred as a member of PJM.  On February 19, 2009, the PUCO approved DP&L’s request to defer such costs effective July 31, 2008 consistent with the provisions of SB 221.  Accordingly, during the three months ended March 31, 2009, DP&L deferred net RTO costs in the amount of $23.0 million.  Of this amount, $13.5 million relates to the period August 1, 2008 through December 31, 2008, and $9.5 million relates to the three months ended March 31, 2009.  Also included in the total deferred amount of $23.3 million is $0.3 million relating to interest and operation and maintenance expenses.  On March 27, 2009, DP&L filed for recovery of these costs and the case is pending before the PUCO.

Deferred storm costs - 2008 relate to the repair of damage caused by hurricane force winds in September 2008, as well as other major 2008 storms.  On January 14, 2009, the PUCO granted DP&L the authority to defer these costs with a return until such time that DP&L seeks recovery in a future rate proceeding.  We have yet to file for recovery of these storm costs.

PJM administrative costs contain the administrative fees billed by PJM to us as a member of the PJM RTO.  Pursuant to a PUCO order issued on January 25, 2006, these deferred costs were recovered over a 3-year period from retail ratepayers beginning February 2006.  Recovery of these costs was completed in January 2009.

Power plant emission fees represent costs paid to the State of Ohio for environmental monitoring that are or will be recovered over various periods from customers under an existing or future PUCO rate rider.

Rate case expenses represent costs incurred in connection with the Rate Stabilization Surcharge that was approved by the PUCO and implemented in January 2006.  These costs are being amortized over a five-year period.

Settlement system costs represent costs to implement a settlement system that reconciles the amount of energy a CRES supplier delivers to its customers and what its customers actually use.  Based on case precedent in other utilities’ cases, the cost of this system is recoverable through DP&L’s next transmission rate case that will be filed at the FERC.  The timing of this case is uncertain at this time.

Customer conservation and energy management costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of advanced metering infrastructure, as well as DSM program development and various new customer programs addressing energy efficiency.  The portion of these costs related to energy efficiency are expected to be recovered as part of the Stipulation beginning in 2009.  DP&L intends to file a request for the recovery of the remaining costs related to the advanced metering and smart grid infrastructure later in 2009.

PJM integration costs include infrastructure costs and other related expenses incurred by PJM and reimbursed by DP&L to integrate us into the RTO.  Pursuant to a FERC order, the costs are being recovered over a 10-year period beginning May 2005 from wholesale customers within PJM.

Other costs include consumer education advertising regarding electric deregulation as well as derivative activity related to fuel and will be recovered over various periods.

Also included in other costs are PJM transmission expansion costs which represent costs incurred as a result of PJM Regional Transmission Expansion Plan (RTEP) cost assignments.  On December 21, 2007, DP&L filed seeking PUCO authority to defer these RTEP costs for future recovery and was granted that authority by the PUCO on August 8, 2008.  These RTEP costs were included in the PUCO filing for other transmission, capacity and other PJM-related costs discussed above.

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

SECA net revenue subject to refund represents our deferral of net revenues collected in 2005 and 2006.  SECA revenue and expenses represent FERC-ordered transitional payments for the use of transmission lines within PJM.  A hearing was held in early 2006 to determine if these transitional payments are subject to refund, but no ruling has been issued.  We began receiving and paying these transitional payments in May 2005.

4.     Ownership of Facilities

We and other Ohio utilities have undivided ownership interests in seven electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory and plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2009, we had $104 million of construction work in progress at such facilities.  Our share of the operating cost of such facilities is included within the corresponding line in the condensed consolidated statements of results of operations and our share of the investment in the facilities is included in the condensed consolidated balance sheets.

Our undivided ownership interest in such facilities at March 31, 2009, is as follows:

	DP&L Share		DP&L Investment
			Gross Plant	Accumulated	Construction
		Production	In Service	Depreciation	Work in Progress
	Ownership (%)	Capacity (MW)	($ in millions)	($ in millions)	($ in millions)
Production Units:
Beckjord Unit 6	50.0	210	$78	$55	$1
Conesville Unit 4	16.5	129	37	28	78
East Bend Station	31.0	186	198	128	2
Killen Station	67.0	402	605	268	1
Miami Fort Units 7&8	36.0	368	347	118	6
Stuart Station	35.0	820	675	229	12
Zimmer Station	28.1	365	1,057	589	4
Transmission (at varying percentages)			90	52	—
Total		2,480	$3,087	$1,467	$104

5.     Long-term Debt

DPL Inc.

		At	At
		March 31,	December 31,
$ in millions		2009	2008
DP&L -	First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing 2028 through 2034 - 4.78% (a)	214.4	214.4
DP&L -	Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing 2040 - variable rates: 0.24% - 0.85% and 0.80% - 1.25% (b)	100.0	100.0
		884.4	884.4

DPL Inc. -	Senior Notes 6.875% Series due 2011	297.4	297.4
DPL Inc. -	Note to Capital Trust II 8.125% due 2031	195.0	195.0
DP&L -	Obligation for capital lease	0.4	0.6
Unamortized debt discount		(1.2)	(1.3)
Total		$1,376.0	$1,376.1

(a)	Weighted average interest rate for quarters ended March 31, 2009 and 2008.
(b)	Range of interest rates for quarters ended March 31, 2009 and December 31, 2008, respectively. These pollution control bonds were issued on December 4, 2008.

DP&L

		At	At
		March 31,	December 31,
$ in millions		2009	2008
DP&L -	First mortgage bonds maturing 2013 - 5.125%	$470.0	$470.0
DP&L -	Pollution control series maturing 2028 through 2034 - 4.78% (a)	214.4	214.4
DP&L -	Pollution control series maturing 2036 - 4.80%	100.0	100.0
DP&L -	Pollution control series maturing 2040 - variable rates: 0.24% - 0.85% and 0.80% - 1.25% (b)	100.0	100.0
		884.4	884.4

DP&L -	Obligation for capital lease	0.4	0.6
Unamortized debt discount		(0.9)	(1.0)
Total		$883.9	$884.0

(a)	Weighted average interest rate for quarters ended March 31, 2009 and 2008.
(b)	Range of interest rates for quarters ended March 31, 2009 and December 31, 2008, respectively. These pollution control bonds were issued on December 4, 2008.

At March 31, 2009, DPL’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million through March 31, 2010; $0.4 million from April 1, 2010 through March 31, 2011; $297.4 million from April 1, 2011 through March 31, 2012; $0 from April 1, 2012 through March 31, 2013; and $470.0 million from April 1, 2013 through March 31, 2014.

At March 31, 2009, DP&L’s scheduled maturities of long-term debt, including capital lease obligations, over the next five years are $0.7 million through March 31, 2010; $0.4 million from April 1, 2010 through March 31, 2011; $0 from April 1, 2011 through March 31, 2013; and $470.0 million from April 1, 2013 through March 31, 2014.

Debt and Debt Covenants

On November 21, 2006, DP&L entered into a $220 million unsecured revolving credit agreement replacing its $100 million facility.  This agreement has a five-year term that expires November 21, 2011 and provides DP&L with the ability to increase the size of the facility by an additional $50 million at any time.  The facility contains one financial covenant:  DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of March 31, 2009, DP&L was in compliance with this covenant with a ratio of 0.44 to 1.00.  As of March 31, 2009, DP&L had $150 million outstanding under this credit facility.  Fees associated with this credit facility are approximately $0.7 million per year.  Changes in credit ratings, however, may affect fees and the applicable interest rate.  This revolving credit agreement also contains a $50 million letter of credit sub-limit.  DP&L has certain contractual agreements for the sale and purchase of power, fuel and related energy services that contain credit rating related clauses allowing the counter parties to seek additional surety under certain conditions.  As of March 31, 2009, DP&L had no outstanding letters of credit against the facility.

During the second quarter ended June 30, 2007, DPL made a short-term loan to DP&L for $105 million.  DP&L paid down $15 million of this loan during the third quarter ended September 30, 2007, an additional $70 million during the fourth quarter ended December 31, 2007, and the final $20 million during the first quarter ended March 31, 2008.  This short-term loan did not violate any covenants in our other debt instruments.  There are no other intercompany debt collateralizations or debt guarantees between DPL, DP&L and their affiliates.  None of the debt obligations of DPL or DP&L are guaranteed or secured by affiliates and no cross-collateralization exists between any subsidiaries.

On November 15, 2007, the OAQDA issued $90 million of collateralized, variable rate OAQDA Revenue Bonds, 2007 Series A due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due was insured by an insurance policy issued by FGIC.  During the first quarter of 2008, all three credit rating agencies downgraded FGIC.  These downgrades resulted in auction rate security bonds carrying substantially higher interest rates in succeeding auctions.  On April 4, 2008, DP&L converted the 2007 Series A Bonds from Auction Rate Securities to Variable Rate Demand Notes.  At that time, DP&L purchased these notes out of the market and placed them with the Trustee to be held until the capital markets corrected.  These notes were redeemed in December 2008 as discussed in the following paragraph.

On December 4, 2008, the OAQDA issued $100 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA.  The payment of principal and interest on the bonds when due is backed by a standby letter of credit issued by a syndicated bank group.  DP&L is using $10 million of the proceeds from these bonds to finance its portion of the costs of acquiring, constructing and installing certain solid waste disposal and air quality facilities at the Conesville generation station.  The remaining $90 million was used to redeem the 2007 Series A Bonds.

On March 31, 2009, DPL paid off $175 million of 8.00% Senior Notes when the notes became due.

On April 21, 2009, DP&L entered into a new $100 million unsecured revolving credit agreement with a syndicated bank group.  The new agreement is for a 364-day term expiring on April 20, 2010.  The facility contains one financial covenant: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00.  As of March 31, 2009, DP&L was in compliance with this covenant with a ratio of 0.44 to 1.00.  As of April 29, 2009, DP&L had no outstanding borrowings under this facility.

6.     Pension and Postretirement Benefits

We sponsor a defined benefit plan for substantially all employees.  For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service.  For all other employees, the defined benefit plan is based primarily on compensation and years of service. We fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain active and retired key executives.  We also have unfunded liabilities related to retirement benefits for certain active, terminated and retired key executives.  These liabilities totaled approximately $1.1 million at March 31, 2009.

Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits, while qualified employees who retired after 1987 are eligible for life insurance benefits.  We have funded the union-eligible health benefit using a Voluntary Employee Beneficiary Association Trust.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31, 2009 and 2008 was:

Net periodic benefit cost

	Pension		Postretirement
$ in millions	2009	2008	2009	2008
Service cost	$0.9	$0.8	$—	$—
Interest cost	4.4	4.1	0.4	0.4
Expected return on assets (a)	(5.6)	(6.0)	(0.1)	(0.1)

Amortization of unrecognized:
Actuarial (gain) loss	1.1	0.7	(0.2)	(0.2)
Prior service cost	0.8	0.6	—	—
Net periodic benefit cost	$1.6	$0.2	$0.1	$0.1

(a)	The market-related value of assets is equal to the fair value of assets at implementation with subsequent asset gains and losses recognized in the market-value systematically over a three-year period.

The following estimated benefit payments, which reflect future service, are expected to be paid as follows:

Estimated Future Benefit Payments:

$ in millions	Pension	Postretirement
2009	$15.0	$2.0
2010	$20.5	$2.7
2011	$20.9	$2.6
2012	$21.5	$2.5
2013	$22.2	$2.4
2014 — 2018	$117.1	$9.7

7.     Share-Based Compensation

The following table summarizes share-based compensation expense:

	Three Months Ended
	March 31,
$ in millions	2009	2008
Stock options	$—	$—
Restricted stock units	—	(0.1)
Performance shares	0.4	0.1
Restricted shares	0.1	0.1
Non-employee directors’ RSUs	0.1	0.1
Management performance shares	0.2	—
Share-based compensation included in operations and maintenance expense	$0.8	$0.2
Income tax benefit	(0.3)	(0.1)
Total share-based compensation, net of tax	$0.5	$0.1

Share-based awards issued in DPL’s common stock will be distributed from treasury stock.  DPL believes it has sufficient treasury stock to satisfy all outstanding share-based awards.

Summarized share-based compensation activity for the three months ended March 31, 2009 and 2008 was as follows:

	Options		RSUs		Performance Shares
	2009	2008	2009	2008	2009	2008
Outstanding at beginning of year	836,500	946,500	10,120	22,976	156,300	142,108
Granted	—	—	—	—	115,357	93,298
Dividends	—	—	—	—	—	—
Exercised	—	(50,000)	—	—	—	—
Expired	—	—	—	—	(36,445)	(37,426)
Forfeited	—	—	—	(1,603)	—	(7,253)
Outstanding at period end	836,500	896,500	10,120	21,373	235,212	190,727
Exercisable at period end	836,500	896,500	—	—	—	—

			Management Performance
	Restricted Shares		Shares
	2009	2008	2009	2008
Outstanding at beginning of year	69,147	42,200	39,144	—
Granted	—	—	48,719	—
Dividends	—	—	—	—
Exercised	(1,000)	(1,000)	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—
Outstanding at period end	68,147	41,200	87,863	—
Exercisable at period end	—	—	—	—

	Director RSUs
	2009	2008
Outstanding at beginning of year	15,546	13,573
Granted	—	—
Dividends accrued	316	148
Exercised and issued	—	—
Exercised and deferred	(95)	—
Forfeited	—	—
Outstanding at period end	15,767	13,721
Exercisable at period end	—	—

8.     Fair Value Measurements

We follow Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (SFAS 157), when determining the fair value of our financial instruments.  SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1

Level 1 inputs are defined as quoted prices in active markets for identical assets or liabilities.  Our Level 1 assets and liabilities include equity securities held in various deferred compensation trusts and futures contracts that are traded in an active exchange market.

Level 2

Level 2 inputs are observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Our Level 2 assets and liabilities include open-ended investment funds in the Master Trust and forward contracts with quoted prices from OTC markets or direct broker quotes that are traded less frequently than exchange-traded instruments.

Level 3

Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.  Our Level 3 assets and liabilities usually include asset retirement obligations that are initially recognized at fair value.

Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk.  With the issuance of SFAS 157, the accounting industry clarified that these values must also take into account a company’s own credit standing.

The fair value of assets measured on a recurring basis was determined as follows:

	Assets and Liabilities Measured at Fair Value on a Recurring Basis
			Level 1		Level 2		Level 3
			Based on Quoted
	Fair Value at		Prices in Active		Other Observable		Unobservable
	March 31, 2009		Market		Inputs		Inputs
$ in millions	DPL	DP&L (a)	DPL	DP&L (a)	DPL	DP&L (a)	DPL	DP&L
Assets
Master Trust Assets	$10.7	$33.9	$—	$23.2	$10.7	$10.7	$—	$—
Derivative Assets	0.8	0.8	—	—	0.8	0.8	—	—
Total	$11.5	$34.7	$—	$23.2	$11.5	$11.5	$—	$—

Liabilities
Derivative Liabilities	$7.5	$7.5	$6.3	$6.3	$1.2	$1.2	$—	$—
Total	$7.5	$7.5	$6.3	$6.3	$1.2	$1.2	$—	$—

(a)  DP&L holds DPL stock in the Master Trust that is eliminated in consolidation.

Level 1 inputs are used for DPL stock held by the Master Trust and for heating oil futures.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as financial transmission rights and capacity swap contracts where the quoted prices are from a relatively inactive market; forward power contracts and forward NYMEX-quality coal contracts which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market; and open-ended funds that are in the Master Trust valued using the end of day Net Asset Value (NAV).

The fair value of an asset retirement obligation (ARO) is estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or management judgment.  During the three months ended March 31, 2009, DP&L added a minimal amount to an asbestos removal ARO due to changes in the cost and timing estimates for asbestos removal.  This non-recurring fair value would be considered a Level 3 input.

At March 31, 2009, DPL had no investments in money market mutual funds classified as cash and cash equivalents in its condensed consolidated balance sheet.

9.     Derivative Instruments and Hedging Activities

Effective January 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment to FASB Statement No. 133” (SFAS 161). SFAS 161 requires an entity to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

In the normal course of business, DPL and DP&L enter into various derivative financial instruments.  We use derivatives principally to manage the risk of changes in market prices for commodities. The derivatives that we use to economically hedge this risk are governed by our risk management policies for forward and futures contracts. Our positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The objective of the hedging program is generally to mitigate financial risks while ensuring that sufficient volumes are available to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing when possible to mark positions to market. We rely on modeled valuations only when no other method exists.  (See Note 8 of Notes to Condensed Consolidated Financial Statements.) All of our derivative instruments are used for risk management purposes and are designated as a cash flow hedge or marked to market each reporting period.

Cash Flow Hedges

As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The mark-to-market value of cash flow hedges, as determined by current public market prices, will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in Other Comprehensive Income (OCI) and transferred to earnings when the hedged forecasted transaction takes place or when the hedged forecasted transaction is no longer probable of occurring. The ineffective portion of the cash flow hedge is recognized in earnings in the current period.  We currently use cash flow hedging with long term power forward contracts and in 2003 we entered into an interest rate swap which was settled that same year. All risk components were taken into account to determine the hedge effectiveness of the cash flow hedges.

The following table provides information concerning gains or losses recognized in OCI for the cash flow hedges:

	For the three months ended March 31,
	2009		2008
$ in millions	Power	Interest Rate Hedge	Power and Capacity	Interest Rate Hedge
Beginning Accumulated Derivative (Gain) /Loss in OCI	$0.3	$(17.2)	$1.5	$(19.7)
Net change associated with current period hedging transactions	(1.7)	—	(0.5)	—
Net amount of any reclassification into earnings	0.6	0.6	3.3	0.6
Ending Accumulated Derivative (Gain) /Loss in OCI	$(0.8)	$(16.6)	$4.3	$(19.1)

Mark to Market

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under SFAS 133, as amended. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the income statement in the period in which the change occurred. Contracts we enter into as part of our risk management program may be settled financially, by physical delivery or net settled with the counterparty. We currently mark to market Financial Transmission Rights (FTRs), heating oil futures and forward NYMEX-quality coal contracts that do not qualify for cash flow hedge accounting.

DP&L enters into coal contracts from time to time to supply its generating plants.  We perform a quarterly evaluation of the different coal markets to determine if these coal contracts are considered derivative instruments under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133).  DP&L has concluded that NYMEX and NYMEX look-a-like coal contracts will be considered derivative instruments under SFAS 133 because they have been determined to be readily convertible to cash under SFAS 133.  These contracts were marked to market and are further discussed in Note 8 of Notes to Condensed Consolidated Financial Statements.

Regulatory Assets and Liabilities

Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are probable of recovery as part of the fuel clause in the Stipulation and Recommendation (the Stipulation) filed with the PUCO on February 24, 2009.  The Stipulation was discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Under SFAS 71, “Accounting for the Effects of Certain Types of Regulation”, if a cost is probable of recovery in future rates; it should be deferred in a regulatory asset.  If a gain is probable of being returned to customers, it should be deferred in a regulatory liability.  DP&L believes these costs are probable of recovery.  The Ohio jurisdictional retail portion of the heating oil futures and the NYMEX-quality coal contracts will be deferred in a regulatory asset or liability account until the contracts settle.  If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

As of March 31, 2009, DP&L had the following outstanding derivative instruments that were entered into to economically hedge changes in cash flows due to changes in the price of the underlying commodity:

Commodity	Accounting Treatment	Volume
FTRs	Mark to Market	2,613 MW
Heating Oil Futures	Mark to Market	7,266,000 Gallons
Long-Term Forward Power Contracts	Cash Flow Hedge	571,200 MWH
NYMEX-quality Coal Contracts (includes our partners’ share)	Mark to Market	1,976,250 Tons

The following table shows the fair value and balance sheet classification of our derivative instruments.

Fair Values of Derivative Instruments

	Asset Derivatives		Liability Derivatives
	As of March 31, 2009		As of March 31, 2009
$ in millions	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments under FAS 133
Long Term Power Forward Contracts	Other Assets	$0.8		$—
Total Derivatives designated as hedging instruments under FAS 133		$0.8		$—

Derivatives not designated as hedging instruments under FAS 133
FTRs		$—	Other Liabilities	$0.0
Heating Oil Futures		—	Other Liabilities	6.3
NYMEX-Quality Coal Forwards		—	Other Liabilities	1.2
Total Derivatives not designated as hedging instruments under FAS 133		$—		$7.5
Total Derivatives		$0.8		$7.5

The following table shows the amount and income statement classification of the gains and losses on our derivative instruments for the three month period ending March 31, 2009.

Derivatives Designated as Hedging Instruments (Cash Flow Hedges):

$ in millions	Amount of Gain or (Loss) Recognized in AOCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion)
Derivatives Designated as Hedging Instruments Under FAS 133
Interest Rate Hedge	$—	Interest Expense	$0.6	Interest Expense	$—
Long Term Power Forward Contracts	(1.7)	Wholesale Revenue	0.6	Wholesale Revenue	—
Total Effect of Derivative Instruments Designated as Hedging Instruments on the Income Statement
	$(1.7)		$1.2		$—

Derivatives Not Designated as Hedging Instruments (MTM);

$ in millions	Amount of Gain or (Loss) in Regulatory (Asset)/Liability on Derivative per SFAS 71	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments Under FAS 133
FTRs	$—	Purchased Power	$(0.0)
Heating Oil Futures	(2.0)	Fuel Costs(1)	(4.1)
Heating Oil Futures	—	O&M Expense	(1.1)
NYMEX-Quality Coal Forwards(3)	(0.7)
NYMEX-Quality Coal Forwards	1.2	Fuel Costs(2)	(0.7)

Total Effect of Derivative Instruments Not Designated as Hedging Instruments on the Income Statement
	$(1.5)		$(5.9)

(1)  Includes a MTM loss of $3.2 million on open positions and a realized loss on settlement of closed contracts of $0.9 million.

(2)  Includes a MTM loss of $1.7 million on open positions and a realized gain on settlement of closed contracts of $1.0 million.

(3)  A proportional share of MTM on NYMEX-quality coal forwards that will be passed to the partners of the jointly owned generating plants when the contracts settle has been deferred in a partner account on the balance sheet.

Certain of our derivative instruments contain provisions that require our debt to maintain an investment grade credit rating from the credit rating agencies. If our debt were to fall below investment grade, we would be in violation of these provisions, and the counterparties to the derivative instruments could request immediate payment or demand immediate and ongoing full overnight collateralization of the mark to market loss. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009, is $5.9 million. We have not posted collateral for this risk because our debt is above investment grade.

10.  Earnings per Share

Basic EPS is based on the weighted-average number of DPL common shares outstanding during the year.  Diluted EPS is based on the weighted-average number of DPL common and common- equivalent shares outstanding during the year, except in periods where the inclusion of such common-equivalent shares is anti-dilutive.  Excluded from outstanding shares for this weighted-average computation are shares held by DP&L’s Master Trust Plan for deferred compensation and unreleased shares held by DPL’s ESOP.

The following table represents common-equivalent shares excluded from the calculation of diluted EPS because they were anti-dilutive.  These shares may be dilutive in the future.

	Three Months Ended March 31,
In millions	2009	2008

Common equivalent shares	0.3	0.3

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations:

	Three Months Ended March 31,
	2009			2008
$ in millions except per share amounts	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic EPS	$69.2	112.1	$0.62	$77.3	109.3	$0.71

Effect of Dilutive Securities:
Warrants (a)		0.5			6.9
Stock options and performance shares		0.1			0.2

Diluted EPS	$69.2	112.7	$0.61	$77.3	116.4	$0.66

(a)       On March 20, 2009, DPL repurchased 7.06 million warrants, each at a price of $2.25. The repurchased warrants were cancelled by DPL on the date they were repurchased. See Note 12 of Notes to Condensed Consolidated Financial Statements.

11.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. — Guarantees

In the normal course of business, DPL enters into various agreements with its wholly-owned generating subsidiary, DPLE providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  There have been no material changes to our guarantees as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  Through March 31, 2009, neither DPL nor DP&L have incurred any losses related to the guarantees of DPLE’s obligations and we believe it is unlikely that either DPL or DP&L would be required to perform or incur any losses in the future associated with any of the above guarantees of DPLE’s obligations.

DP&L — Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company.  As of March 31, 2009, DP&L could be responsible for the repayment of 4.9%, or $50.9 million, of a $1,038 million debt obligation that matures in 2026.  This would only happen if OVEC defaulted on its debt payments.  As of March 31, 2009, OVEC has not defaulted on its debt payment obligations.

Other than the guarantees discussed above, DPL and DP&L do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2009, cannot be reasonably determined.

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

At December 31, 2008, DPL had 19.6 million outstanding warrants.  On March 20, 2009, DPL entered into a $15.9 million agreement with a holder of some of the outstanding warrants to purchase 7,060,000 such warrants at a price of $2.25 each.  The repurchased warrants were cancelled by DPL on the date they were repurchased.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL Inc. (DPL) and The Dayton Power and Light Company (DP&L).  DP&L is the principal subsidiary of DPL providing approximately 97% of DPL’s total consolidated revenue and approximately 95% of DPL’s total consolidated asset base.  Throughout this report the terms “we,” “us,” “our,” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in this section.

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties, and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to: abnormal or severe weather and catastrophic weather-related damage; unusual maintenance or repair requirements; changes in fuel costs and purchased power, coal, environmental emissions, natural gas and other commodity prices; volatility and changes in markets for electricity and other energy-related commodities; performance of our suppliers; increased competition and deregulation in the electric utility industry; increased competition in the retail generation market; changes in interest rates; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws; changes in federal and/or state environmental laws and regulations to which DPL and its subsidiaries are subject; the development and operation of Regional Transmission Organizations (RTOs), including PJM Interconnection, L.L.C. (PJM) to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions; changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability; significant delays associated with large construction projects; growth in our service territory and changes in demand and demographic patterns; changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies; financial market conditions; the outcomes of litigation and regulatory investigations, proceedings or inquiries; general economic conditions; and the risks and other factors discussed in DPL’s and DP&L’s filings with the SEC.

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

BUSINESS OVERVIEW

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 and our telephone number is (937) 224-6000.

DPL’s principal subsidiary is DP&L.  DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L sells electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L’s 24 county service area is primarily generated at eight coal-fired power plants and is distributed to more than 500,000 retail customers.  DP&L also purchases retail peak load requirements from DPLE, one of DPL’s wholly owned subsidiaries.  Principal industries served include automotive, food processing, paper, plastic manufacturing, and defense.

DP&L’s sales reflect the general economic conditions and seasonal weather patterns of the area.  DP&L sells any excess energy and capacity into the wholesale market.

DPL’s significant subsidiaries (all of which are wholly owned) include DPLE, which engages in the operation of peaking generating facilities; DPLER, which sells retail electric energy under contract to major industrial and commercial customers in West Central Ohio; and MVIC, our captive insurance company that provides insurance sources to us and our subsidiaries.

DPL and DP&L conduct their principal business in one business segment - Electric.

In addition to the issues disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which we believe are likely to have a significant impact on our results of operations and financial condition, we have identified certain additional issues that we believe may have a significant impact on our results of operations and financial condition in the future.  The following issues mentioned below are not meant to be exhaustive but to provide insight on matters that are likely to have an effect on our results of operations and financial condition in the future:

•                  Emissions

Rules issued by the USEPA and Ohio EPA that require substantial reductions in SO2, NOx, and mercury emissions impact our business and operations.  We are installing (and have installed) emission control technology and are taking other measures to comply with required reductions in the emissions.

In addition to the requirements related to emissions of SO2, NOx and mercury noted above, there is a growing concern nationally and internationally about global climate change and the contribution of emissions of greenhouse gases, including most significantly, CO2.  This concern has led to increased interest in legislation at the federal level and actions at the state level as well as litigation relating to greenhouse gas emissions, including a U.S. Supreme Court decision holding that the USEPA has the authority to regulate CO2 emissions from motor vehicles under the CAA.  In response to the Supreme Court’s decision, the USEPA made a finding that carbon dioxide and certain other gases are pollutants under the CAA.  On April 17, 2009, the USEPA also made a declaration that CO2 and five other greenhouse gases are a danger to public health and welfare.  The USEPA has not yet identified the specifics of how these newly designated pollutants will be regulated. Increased pressure for carbon dioxide emissions reduction is also coming from investor organizations and the international community.  If legislation or regulations are passed at the federal or state levels that impose mandatory reductions of CO2 and other greenhouse gases on generation facilities, the cost to DPL and DP&L of such reductions could be material.

•                  Transmission, Capacity, Ancillary Service and other PJM-related Costs

On February 19, 2009, the PUCO approved DP&L’s request to defer costs associated with its transmission, capacity, ancillary service and other PJM-related charges incurred as a member of PJM consistent with the provisions of SB 221.  As a result, at March 31, 2009, we have recorded a net regulatory asset in the amount of $23.3 million. See Note 3 of Notes to Condensed Consolidated Financial Statements.  On March 28, 2009, DP&L filed for recovery of these PJM-related costs and the case is pending before the PUCO.

UPDATES / OTHER MATTERS

Competition and Regulation Updates

Ohio Matters Updates

Ohio Retail Rates

In compliance with SB 221, DP&L filed its electric security plan at the PUCO on October 10, 2008.  On February 24, 2009, DP&L filed the Stipulation that, among other things, extends the Company’s rate plan through 2012, provides for recovery of the Ohio jurisdictional retail portion of fuel and purchased power costs beginning January 2010, provides for recovery of certain SB 221 compliance costs, and requires DP&L to refile its Smart Grid and Advanced Metering Infrastructure business cases by September 1, 2009.  The terms of the Stipulation were discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The case is pending before the PUCO.

As a member of PJM, DP&L incurs costs and receives revenues from the RTO related to its transmission and generation assets, as well as its load obligations for retail customers.  SB 221 included a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits.  On February 19, 2009, the PUCO approved DP&L’s request to defer costs associated with its transmission, capacity, ancillary service and other PJM-related charges incurred as a member of PJM.  On March 28, 2009 DP&L filed for recovery of these RTO-related costs.  Through this filing, DP&L proposes to eliminate seven retail riders related to transmission and ancillary services and replace them with a single retail rider that would incorporate all charges and credits from the RTO as well as the amounts approved for deferral.  If approved as filed, the new rate will be effective some time in the summer of 2009 and will be reconciled on an annual basis.  This case is pending before the PUCO.

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

Environmental Regulation and Litigation Related to Air Quality

In response to a U.S. Supreme Court’s decision that the USEPA has the authority to regulate CO2 emissions from motor vehicles, the USEPA made a finding that CO2 and certain other gases are pollutants under the CAA.  The USEPA has not yet identified the specifics of how these newly designated pollutants will be regulated.

Pursuant to the Clean Air Interstate Rule (CAIR) previously discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the Ohio EPA initiated an Early Reduction Credit (ERC) program for annual NOx emission allowances for 2008 and 2009.  DP&L qualified and filed for the maximum number of ERCs that were initially allocable to DP&L.  DP&L has been informed that because certain unrelated entities failed to meet all requirements for their allocated ERCs, additional ERCs would be allocated to all entities that did qualify.  DP&L is expected to be allocated approximately 28% more ERCs than its initial allocation.

FINANCIAL OVERVIEW

As more fully discussed in later sections of this Form 10-Q, the following were the significant financial themes and events for the three months ended March 31, 2009:

•                  During the three months ended March 31, 2009, DP&L realized total gains of $20.7 million from sales of coal to various counterparties in connection with both DP&L and partner-operated generation facilities.  The gains realized from coal sales during the similar period in 2008 amounted to $3.2 million.  Net gains realized from coal sales are recorded as a component of fuel costs and reflected in operating income.

•                  During the three months ended March 31, 2009, DP&L realized total gains of $2.2 million from sales of excess emission allowances to various counterparties compared to total gains of $26.5 million realized during the similar period in 2008.  Net gains realized from emission allowance sales are also recorded as a component of fuel costs and reflected in operating income.

•                  On February 19, 2009, the PUCO approved DP&L’s request to defer the net costs associated with transmission, capacity, ancillary service and other PJM-related charges that are incurred as a member of PJM, consistent with the provisions of SB 221.  Accordingly, during the three months ended March 31, 2009, DP&L deferred RTO costs in the amount of $23.0 million.  Of this amount, $13.5 million relates to the period August 1, 2008 through December 31, 2008, and $9.5 million relates to the three months ended March 31, 2009.  These RTO costs were capitalized as a regulatory asset resulting in a favorable impact to DP&L’s operating income.  Also included in the total deferred amount of $23.3 million is $0.3 million relating to interest and operation and maintenance expenses.  See Note 3 of Notes to Condensed Consolidated Financial Statements.

•                  DPL’s revenues for the three months ended March 31, 2009 decreased slightly by $1.1 million over the same period in 2008.  DPL’s net fuel costs increased 32% primarily due to an overall higher average cost of fuel consumed during the three months ended March 31, 2009 compared to the similar period in 2008, combined with the impact of the change in gains realized from the sale of coal and emission allowances during the three months ended March 31, 2009 compared to the similar period in 2008.  DPL’s  purchased power costs decreased 28% primarily as a result of the deferral of RTO costs as discussed above combined with the impact of lower market rates and volumes and partially offset by increased RTO charges.  Operation and maintenance expenses increased 23% over the same period in 2008 due to various factors which are discussed in later sections of this Item 2.

•                  DP&L’s revenues for the three months ended March 31, 2009 decreased by $10.3 million, or 2%, over the same period in 2008.  DP&L’s net fuel costs increased 30% over the same period in 2008 primarily due to an overall higher average cost of fuel consumed during the three months ended March 31, 2009 compared to the similar period in 2008, combined with the impact of the change in gains realized from the sale of coal and emission allowances during the three months ended March 31, 2009 compared to the similar period in 2008.  DP&L’s  purchased power costs decreased 30% primarily as a result of the deferral of RTO costs as discussed above combined with the impact of lower market rates and volumes and partially offset by increased RTO charges.  Operation and maintenance expenses increased 24% over the same period in 2008 due to various factors which are discussed in later sections of this Item 2.

RESULTS OF OPERATIONS — DPL

DPL’s results of operations include the results of its subsidiaries, including the results of DP&L.  DP&L provides approximately 97% of the total revenues of DPL.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights — DPL

	Three Months Ended
	March 31,
$ in millions	2009	2008

Revenues:
Retail	$320.3	$318.1
Wholesale	30.9	57.1
RTO revenues	25.5	24.9
RTO capacity revenues	35.4	13.2
Other revenues	2.9	2.8
Total revenues	$415.0	$416.1

Cost of revenues:
Fuel costs	$104.3	$91.6
Gains from sale of coal	(20.7)	(3.2)
Gains from sale of emission allowances	(2.2)	(26.5)
Net fuel	81.4	61.9

Purchased power	15.7	35.6
RTO charges	30.6	35.3
RTO capacity charges	36.4	12.1
Deferral of RTO related charges	(23.0)	—
Total purchased power	59.7	83.0

Total cost of revenues	$141.1	$144.9

Gross margins (a)	$273.9	$271.2

Gross margin as a percentage of revenues	66.0%	65.2%

Operating income	$127.0	$142.7

Earnings per share of common stock
Basic EPS from operations	$0.62	$0.71
Diluted EPS from operations	$0.61	$0.66

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2009 vs. 2008

Retail
Rate	$29.8
Volume	(27.0)
Other miscellaneous	(0.6)
Total retail change	$2.2

Wholesale
Rate	$(5.3)
Volume	(20.9)
Total wholesale change	$(26.2)

RTO capacity & other
RTO capacity and other revenues	$22.9

Total revenues change	$(1.1)

For the three months ended March 31, 2009, revenues decreased $1.1 million to $415.0 million from $416.1 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volume, and lower wholesale average rates, partially offset by an increase in RTO capacity and other RTO revenues and by higher average retail rates.

•                  Retail revenues increased $2.2 million resulting primarily from a 10% increase in average retail rates due largely to the incremental effect of the recovery of costs under the environmental investment rider (EIR) as well as the expiration of certain statutory and settlement rate discounts in 2009, partially offset by a 9% decrease in sales volume driven largely by the economic recession and milder weather conditions.  This resulted in a favorable $29.8 million retail price variance and an unfavorable $27.0 million retail sales volume variance.

•                  Wholesale revenues decreased $26.2 million for the three months ended March 31, 2009 primarily as a result of a 15% decrease in wholesale average rates, combined with a 37% decrease in sales volume which was partially due to unplanned outages.  This resulted in an unfavorable $5.3 million wholesale price variance and an unfavorable $20.9 million wholesale volume variance.

•                  RTO capacity and other revenues, consisting primarily of compensation for use of DPL’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $22.9 million compared to the same period in 2008.  This increase to RTO capacity and other RTO revenues was primarily the result of additional revenue of $22.2 million that was realized from the PJM capacity auction compared to the same period in 2008.

DPL — Cost of Revenues

For the three months ended March 31, 2009:

•                  Fuel costs, which include coal, gas, oil, and emission allowance costs, increased $19.5 million, or 32%, compared to the same period in 2008, primarily due to a 23% increase in the average cost of fuel consumed per kilowatt-hour due largely to increased coal prices.  Also contributing to the increase were the lower gains realized in the first three months of 2009 compared to 2008 from the sale of DP&L’s excess emission allowances.  In the first three months of 2009, DP&L realized $2.2 million in gains from the sale of excess emission allowances compared to $26.5 million during the same period in 2008.  These increases were, however, partially offset by $20.7 million of gains realized in 2009 from the sale of coal.  During the same period in 2008, gains realized from the sale of coal amounted to $3.2 million.

•                  Purchased power decreased $23.3 million in the three months ended March 31, 2009 compared to the same period in 2008.  The net decrease in purchased power primarily results from a deferral in 2009 of $23.0 million relating to DPL’s transmission, capacity and other PJM-related charges which were incurred as a member of PJM.  Approval to defer these costs was obtained from the PUCO on February 19, 2009 and these deferred RTO costs have been recorded as a regulatory asset at March 31, 2009.  See Note 3 of Notes to Condensed Consolidated Financial Statements.  Also contributing to the decrease in purchased power were decreases of $4.3 million and $15.6 million relating to lower average market rates and lower volumes of purchased power, respectively.  The above decreases were partially offset by a $19.6 million increase in RTO capacity and other RTO charges over the same period in 2008.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

DPL — Gross Margins

For the three months ended March 31, 2009, gross margin of $273.9 million increased by $2.7 million, or 1%, from $271.2 million in the same period in 2008.  As a percentage of total revenues, gross margin was 66% in 2009 compared to 65% in 2008.  These gross margin results primarily reflect the impact of revenues and cost of revenues discussed above.

DPL — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2009 vs. 2008
Generating facilities operating and maintenance expenses	$4.5
Outside services	3.5
Low-income payment program	2.1
ESOP	1.4
Pension	1.4
Other, net	1.7
Total operation and maintenance expense	$14.6

During the three months ended March 31, 2009, operation and maintenance expense increased $14.6 million, or 23%, compared to the same period in 2008.  This variance was primarily the result of:

•                  an increase in operating and maintenance expenses for generating facilities largely due to costs associated with unplanned outages at a jointly-owned production unit as well as the operation of FGD and SCR equipment, and related gypsum disposal,

•                  an increase in outside services primarily associated with non-recurring costs relating to energy management activities,

•                  an increase in the USF rate rider related to assistance for low-income retail customers,

•                  an increase in the ESOP benefit expense, and

•                  higher pension costs due primarily to a decline in the values of pension plan assets.

DPL — Depreciation and Amortization

For the three months ended March 31, 2009, depreciation and amortization expense increased $2.7 million compared to the same period in 2008 primarily as a result of higher asset balances at the generating stations.  These higher balances were due largely to the completion of the FGD projects in 2008.

DPL — General Taxes

For the three months ended March 31, 2009, general taxes increased $2.3 million compared to the same period in 2008, primarily as a result of higher property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

DPL — Amortization of Regulatory Assets

For the three months ended March 31, 2009, the amortization of regulatory assets was $1.2 million lower than that of the same period in 2008, primarily reflecting $1.0 million for the 2008 amortization of incremental costs incurred in 2004 and 2005 for severe storms.  These storm costs were fully amortized in the third quarter of 2008.

DPL — Interest Expense

For the three months ended March 31, 2009, interest expense increased $0.7 million compared to the same period in 2008 primarily due to $4.4 million of lower capitalized interest in 2009 compared to 2008.  The lower capitalized interest was due largely to the completion of the FGD projects at Stuart generation station.  This increase was partially offset by:

•                  a $1.6 million reduction in interest expense due to the redemption in May 2008 of DPL’s $100 million 6.25% Senior Notes, and

•                  lower rates of interest on the $100 million Revenue Refunding Bonds issued in December 2008, as compared to the $90 million Revenue Bonds which were issued in November 2007 and redeemed in December 2008.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

DPL — Income Tax Expense

For the three months ended March 31, 2009, income taxes decreased $9.0 million, or 20%, compared to the same period in 2008, primarily reflecting a decrease in pre-tax book income combined with a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

RESULTS OF OPERATIONS — DP&L

Income Statement Highlights — DP&L

	Three Months Ended
	March 31,
$ in millions	2009	2008

Revenues:
Retail	$308.1	$282.8
Wholesale	41.0	93.0
RTO revenues	24.5	24.9
RTO capacity revenues	30.0	13.2
Total revenues	$403.6	$413.9

Cost of revenues:
Fuel costs	$101.7	$90.4
Gains from sale of coal	(20.7)	(3.2)
Gains from sale of emission allowances	(2.2)	(26.5)
Net fuel	78.8	60.7

Purchased power	15.6	36.5
RTO charges	30.1	35.3
RTO capacity charges	36.4	12.1
Deferral of RTO related charges	(23.0)	—
Total purchased power	59.1	83.9

Total cost of revenues	137.9	144.6

Gross margins (a)	$265.7	$269.3

Gross margin as a percentage of revenues	65.8%	65.1%

Operating Income	$124.8	$146.4

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

The following table provides a summary of changes in revenues from the prior period:

Three Months Ended
March 31,
$ in millions	2009 vs. 2008

Retail
Rate	$49.9
Volume	(24.0)
Other miscellaneous	(0.6)
Total retail change	$25.3

Wholesale
Rate	$(14.8)
Volume	(37.2)
Total wholesale change	$(52.0)

RTO capacity and other
RTO capacity and other RTO revenues	$16.4

Total revenues change	$(10.3)

For the three months ended March 31, 2009, revenues decreased $10.3 million, or 2%, to $403.6 million from $413.9 million in the same period of the prior year.  This decrease was primarily the result of lower retail and wholesale sales volumes, and lower wholesale average rates, partially offset by higher average retail rates and an increase in RTO capacity and other RTO revenues.

•                  Retail revenues increased $25.3 million, or 9%, primarily as a result of a 10% increase in average retail rates due largely to the incremental effect of the recovery of costs under the EIR as well as the expiration of certain statutory and settlement rate discounts in 2009 combined with the impact of customers switching their generation service to DP&L from DPLER, an affiliated CRES provider.  Prior to this switching, DP&L was already providing distribution services to these customers.  These retail revenue increases were partially offset by a 9% decrease in sales volume driven largely by the economic recession and milder weather conditions.

•                  The net decrease of $52.0 million in wholesale revenues was primarily a result of a combination of the effect of customer switching discussed under retail revenues above, a 40% decrease in wholesale sales volume which was partially due to unplanned outages and a decrease in the average wholesale rates.

•                  RTO capacity and other RTO revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $16.4 million compared to the same period in 2008.  This increase primarily resulted from additional revenue of $16.8 million that was realized from the PJM capacity auction compared to the same period in 2008.

DP&L — Cost of Revenues

For the three months ended March 31, 2009:

•                  Fuel costs, which include coal, gas, oil, and emission allowance costs, increased $18.1 million, or 30%, compared to the same period in 2008, primarily due to a 22% increase in the average cost of fuel consumed per kilowatt-hour due largely to increased coal prices. Also contributing to this increase were the lower gains realized in the first three months of 2009 compared to the same period in 2008 from the sale of DP&L’s excess emission allowances.  In the first three months of 2009, DP&L realized $2.2 million in gains from the sale of excess emission allowances compared to $26.5 million in the same period in 2008.  These increases were, however, partially offset by $20.7 million of gains realized in the first three months of 2009 from the sale of coal.  In the same period in 2008, gains realized from the sale of coal amounted to $3.2 million.

•                  Purchased power decreased $24.8 million in the three months ended March 31, 2009 compared to the same period in 2008.  The net decrease in purchased power primarily results from a deferral in 2009 of $23.0 million relating to DP&L’s transmission, capacity and other PJM-related charges which were incurred as a member of PJM.  Approval to defer these costs was obtained from the PUCO on February 19, 2009 and these deferred RTO costs have been recorded as a regulatory asset at March 31, 2009.  See Note 3 of Notes to Condensed Consolidated Financial Statements.  Also contributing to the decrease in purchased power were decreases of $4.6 million and $16.3 million relating to lower average market rates and lower volumes of purchased power, respectively.  The above decreases were partially offset by a $19.1 million increase in RTO capacity and other RTO charges over the same period in 2008.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, or when market prices are below the marginal costs associated with our generating facilities.

DP&L — Gross Margins

For the three months ended March 31, 2009, gross margin of $265.7 million slightly decreased by $3.6 million, or 1%, from $269.3 million in the same period of the prior year.  As a percentage of total revenues, gross margin was 66% in 2009 compared to 65% in 2008.  These gross margin results primarily reflect the impact of revenues and cost of revenues discussed above.

DP&L — Operation and Maintenance

Three Months Ended
March 31,
$ in millions	2009 vs. 2008
Generating facilities operating and maintenance expenses	$4.5
Outside services	3.6
Low-income payment program	2.1
ESOP	1.4
Pension	1.4
Other, net	1.1
Total operation and maintenance expense	$14.1

For the three months ended March 31, 2009, operation and maintenance expense increased $14.1 million, or 24%, compared to the same period in 2008.  This variance was primarily the result of:

•                  an increase in operating and maintenance expenses for generating facilities largely due to costs associated with unplanned outages at a jointly-owned production unit as well as the operation of FGD and SCR equipment, and related gypsum disposal,

•                  an increase in outside services primarily associated with non-recurring costs relating to energy management activities,

•                  an increase in the USF rate rider related to assistance for low-income retail customers,

•                  an increase in the ESOP benefit expense, and

•                  higher pension costs due primarily to a decline in the values of pension plan assets.

DP&L — Depreciation and Amortization

For the three months ended March 31, 2009, depreciation and amortization expense increased $2.7 million compared to the same period in 2008 primarily as a result of higher asset balances at the generating stations.  These higher balances were due largely to the completion of the FGD projects in 2008.

DP&L — General Taxes

For the three months ended March 31, 2009, general taxes increased $2.4 million compared to the same period in 2008, primarily as a result of higher property taxes due mainly to capital improvements which have led to higher assessed property values, combined with increased tax rates.

DP&L — Amortization of Regulatory Assets

For the three months ended March 31, 2009, the amortization of regulatory assets was $1.2 million lower than that of the same period in 2008, primarily reflecting $1.0 million for the 2008 amortization of incremental costs incurred in 2004 and 2005 for severe storms.  These storm costs were fully amortized in the third quarter of 2008.

DP&L — Interest Expense

For the three months ended March 31, 2009, interest expense increased $2.1 million compared to the same period in 2008 primarily due to $4.4 million of lower capitalized interest in 2009 compared to 2008.  The lower capitalized interest was due largely to the completion of the FGD projects at Stuart generation station.  This increase was partially offset by lower rates of interest on the $100 million Revenue Refunding Bonds issued in December 2008, as compared to the $90 million Revenue Bonds which were issued in November 2007 and redeemed in December 2008.  See Note 5 of Notes to Condensed Consolidated Financial Statements.

DP&L — Income Tax Expense

For the three months ended March 31, 2009, income taxes decreased $11.2 million, or 22%, compared to the same period in 2008, primarily reflecting a decrease in pre-tax book income combined with a decrease in the effective tax rate resulting from the phase-out of the Ohio Franchise Tax.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirement, includes the consolidated results of DP&L and DPL’s other subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.

DPL’s Cash Position

DPL’s cash and cash equivalents totaled $26.6 million at March 31, 2009, compared to $62.5 million at December 31, 2008, a decrease of $35.9 million.  The decrease in cash and cash equivalents was primarily attributed to the retirement of $175 million of long-term debt, $50.2 million of capital expenditures, $32.1 million of dividends paid on common stock, and $15.9 million used to repurchase outstanding stock warrants, partially offset by a $150 million cash borrowing from the Company’s revolving credit facility, cash generated from operating activities of $75.6 million, $6.7 million of restricted funds drawn to fund pollution control capital expenditures and $5.0 million of cash from the maturity of short-term investments.  At March 31, 2009, DPL had $7.8 million in restricted funds held in trust that will be used to fund pollution control capital expenditures.

DP&L’s Cash Position

DP&L’s cash and cash equivalents totaled $19.9 million at March 31, 2009, compared to $20.8 million at December 31, 2008, a decrease of $0.9 million.  The decrease in cash and cash equivalents was primarily attributed to $175 million in dividends paid on common stock to our parent DPL and $48.9 million used for capital expenditures. These cash outflows were partially offset by a $150 million borrowing from the revolving credit facility, $66.5 million in cash generated from operating activities, and net withdrawals of $6.7 million from restricted funds to pay for pollution control upgrades.  At March 31, 2009, DP&L had $7.8 million in restricted funds held in trust that will be used to fund pollution control capital expenditures.

Operating Activities

For the three months ended March 31, 2009 and 2008, cash flows from operations were as follows:

Net Cash provided by Operating Activities

	Three Months Ended
	March 31,
$ in millions	2009	2008

DPL	$75.6	$149.7

DP&L	$66.5	$167.9

The tariff-based revenue from our energy business continues to be the principal source of cash from operating activities.  Management believes that the diversified retail customer mix of residential, commercial and industrial classes coupled with the rate relief approved by the PUCO for 2006 through 2010 provides us with a reasonably predictable gross cash flow from operations.

DPL’s Cash provided by Operating Activities

DPL generated net cash from operating activities of $75.6 million and $149.7 million in the three month periods ended March 31, 2009 and 2008, respectively.  The net cash provided by operating activities for 2009 and 2008 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

DP&L’s Cash provided by Operating Activities

DP&L generated net cash from operating activities of $66.5 million and $167.9 million in the three month periods ended March 31, 2009 and 2008, respectively.  The net cash provided by operating activities for 2009 and 2008 was primarily the result of cash received from utility customers, partially offset by cash used for fuel, purchased power, operating expenditures, interest and taxes.  The fluctuations in working capital result from the timing of payments made and cash receipts from our utility customers.

Investing Activities

For the three months ended March 31, 2009 and 2008, cash flows used for investing activities were as follows:

Net Cash used for Investing Activities

	Three Months Ended
	March 31,
$ in millions	2009	2008

DPL	$(45.2)	$(65.3)

DP&L	$(48.9)	$(65.0)

DPL’s Cash used for Investing Activities

DPL’s net cash used for investing activities was $45.2 million and $65.3 million in the three month periods ended March 31, 2009 and 2008, respectively.  Net cash flows used for investing activities during both of these periods were primarily related to capital expenditures.

DP&L’s Cash used for Investing Activities

DP&L’s net cash used for investing activities were $48.9 million and $65.0 million in the three month periods ended March 31, 2009 and 2008, respectively.  Net cash flows used for investing activities during both these periods were primarily related to capital expenditures.

Financing Activities

For the three months ended March 31, 2009 and 2008, cash flows used for financing activities were as follows:

Net Cash used for Financing Activities

	Three Months Ended
	March 31,
$ in millions	2009	2008

DPL	$(66.3)	$(22.1)

DP&L	$(18.5)	$(93.6)

DPL’s Cash used for Financing Activities

DPL’s net cash used for financing activities in the three months ended March 31, 2009 was $66.3 million compared to $22.1 million during the same period of the prior year.  Net cash flows used for financing activities in the three months ended March 31, 2009 were primarily the result of cash used to retire $175 million of long-term debt, to pay dividends of $32.1 million to stockholders, and to repurchase $15.9 million of outstanding stock warrants, partially offset by a borrowing of $150 million from the Company’s revolving credit facility and $6.7 million from the restricted funds held in trust.  Net cash flows used for financing activities in the three months ended March 31, 2008 were primarily the result of cash used to pay dividends of $29.9 million to stockholders, partially offset by a withdrawal of $6.6 million from the restricted funds held in trust.

DP&L’s Cash used for Financing Activities

DP&L’s net cash used for financing activities in the three months ended March 31, 2009 was $18.5 million compared to $93.6 million during the same period of the prior year.  Net cash flows used for financing activities in the three months ended March 31, 2009 were primarily the result of cash used to pay common stock dividends of $175 million to our parent DPL, partially offset by a borrowing of $150 million from the revolving credit facility and $6.7 million from the restricted funds held in trust.  Net cash flows used for financing activities for the three months ended March 31, 2008 were primarily the result of cash used to pay common stock dividends of $80 million to our parent DPL and a short-term loan repayment also to DPL of $20 million, partially offset by a $6.6 million withdrawal from restricted funds held in trust.

DPL and DP&L have obligations to make future payments for capital expenditures, debt agreements, lease agreements and other long-term purchase obligations, and have certain contingent commitments such as guarantees.  We believe our cash flows from operations, the credit facilities (existing or future arrangements), the senior notes and other short- and long-term debt financing, will be sufficient to satisfy our future working capital, capital expenditures and other financing requirements for the foreseeable future.  Our ability to generate positive cash flows is dependent on general economic conditions, competitive pressures and other business and risk factors described in Item 1a of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  If we are unable to generate sufficient cash flows, or otherwise comply with the terms of our credit facilities, the senior notes and other long-term debt, we may be required to refinance all or a portion of our existing debt or seek additional financing alternatives.  A discussion of each of our critical liquidity commitments is outlined below.

Revolving Credit Facility

On April 21, 2009, DP&L entered into a new $100 million unsecured revolving credit agreement with a syndicated bank group.  The new agreement is for a 364-day term expiring on April 20, 2010.  The facility contains one financial covenant: DP&L’s total debt to total capitalization ratio is not to exceed 0.65 to 1.00. As of March 31, 2009, DP&L was in compliance with this covenant with a ratio of 0.44 to 1.00.  As of April 29, 2009, DP&L had no outstanding borrowings under this facility.

Capital Requirements

DPL’s construction additions were $29.8 million and $46.4 million during the three month periods ended March 31, 2009 and 2008, respectively.  DPL is expected to spend approximately $150 million in 2009 on construction additions.  Planned construction additions for 2009 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

DP&L’s construction additions were $29.2 million and $46.1 million during the three month periods ended March 31, 2009 and 2008, respectively.  DP&L is expected to spend approximately $147 million in 2009 on construction additions.  Planned construction additions for 2009 relate to DP&L’s environmental compliance program, power plant equipment, and its transmission and distribution system.

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.  DPL, through its subsidiary DP&L, is projecting to spend an estimated $475 million in capital projects for the period of 2009 through 2011.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds, and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt, and cash flows from operations.

Debt

On March 31, 2009, DPL paid off $175 million of 8.00% Senior Notes, when the notes became due.

Debt Covenants

There have been no material changes to our debt covenants as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We are in compliance with all of our debt covenants.

Credit Ratings

The following table outlines the debt credit ratings and outlook of each company, along with the effective dates of each rating and outlook.  In April 2009, Standard & Poor’s Corporation revised its ratings and outlook for both DPL and DP&L.

	DPL Inc.(a)	DP&L(b)	Outlook	Effective

Fitch Ratings	BBB+	A+	Positive	April 2008
Moody’s Investors Service	Baa2	A2	Positive	July 2008
Standard & Poor’s Corp.	BBB+	A	Stable	April 2009

(a)       Credit rating relates to DPL’s Senior Unsecured debt.

(b)       Credit rating relates to DP&L’s Senior Secured debt.

Off-Balance Sheet Arrangements

DPL Inc. - Guarantees

In the normal course of business, DPL enters into various agreements with our wholly owned generating subsidiary DPLE to provide financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to DPLE on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish DPLE’s intended commercial purposes.  Such agreements fall outside the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  There have been no material changes to our guarantees as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

See Note 11 of Notes to Condensed Consolidated Financial Statements.

MARKET RISK

In the normal course of business, we are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emissions and gas, and fluctuations in interest rates.  Commodity pricing exposure includes the impacts of weather, market demand, increased competition, and other economic conditions.  For purposes of potential risk analysis, we use sensitivity analysis to quantify potential impacts of market rate changes on the results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.  There have been no material changes to our market risks as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Our Commodity Risk Management Committee (CRMC) is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The CRMC meets on a regular basis with the objective of identifying, assessing, and quantifying material risk issues and developing strategies to manage these risks.

Commodity Pricing Risk

In 2008 and during the three months ended March 31, 2009, the coal market has experienced unprecedented price volatility.  The coal market has increasingly been influenced by international rather than solely domestic supply and consumption, and coal prices have been decreasing since the second half of 2008.  While we have all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2009 under contract, sales requirements may change, particularly for retail load.  To the extent we are not able to hedge against price volatility, our results of operations, financial position or cash flows could be materially affected.

Approximately 7% of DPL’s and 10% of DP&L’s total gross revenues for the three months ended March 31, 2009 were from sales of excess energy in the wholesale market.  Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins. As of March 31, 2009, a hypothetical increase or decrease of 10% in DPL’s annual wholesale revenues could result in approximately an $8 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.  As of March 31, 2009, a hypothetical increase or decrease of 10% in DP&L’s annual wholesale revenues could result in approximately an $11 million increase or decrease to net income, assuming no increases in fuel and purchased power costs.

DPL’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total gross operating costs (before effect of the RTO costs deferral) in the three months ended March 31, 2009 and 2008 were 31% and 36%, respectively.  DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percent of total operating costs were 31% and 36%, respectively, for the three month periods ending March 31, 2009 and 2008.  We have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2009 under contract.  The majority of our contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustment and some are priced based on market indices.  Substantially all contracts have features that limit price escalations in any given year.  Our consumption of SO2 allowances should decline in 2009 due to emission control upgrades.  We do not expect to purchase SO2 allowances for 2009.  The exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  DP&L does not plan to purchase NOx allowances for 2009.  Fuel costs are impacted by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.  Based on higher volume and price, fuel costs excluding gains from the sale of emission allowance sales are forecasted to be 20% to 30% higher in 2009 compared to 2008.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal production costs. As of March 31, 2009, a hypothetical increase or decrease of 10% in DPL’s annual fuel and purchased power costs could result in approximately a $32 million increase or decrease to net income.  As of March 31, 2009, a hypothetical increase or decrease of 10% in DP&L’s annual fuel and purchased power costs could result in approximately a $31 million increase or decrease to net income.

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL has fixed-rate long-term debt and DP&L has both fixed and variable-rate long-term debt.  DP&L’s variable-rate debt is comprised of pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indices can be affected by market demand, supply, market interest rates and other economic conditions.

The carrying value of DPL’s debt was $1,376.7 million at March 31, 2009, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds, our unsecured notes and DP&L’s capital lease.  The fair value of this debt as of March 31, 2009 was $1,314.3 million, based on market prices or discounted cash flows using rates for similar issues with similar terms and remaining maturities.

The carrying value of DP&L’s debt was $884.6 million at March 31, 2009, consisting of DP&L’s first mortgage bonds, DP&L’s tax-exempt pollution control bonds and DP&L’s capital leases.  The fair value of this debt as of March 31, 2009 was $833.5 million, based on market prices or discounted cash flows using rates for similar issues with similar terms and remaining maturities.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; income taxes; valuation of regulatory assets and liabilities; the valuation of insurance and claims costs; the valuation of assets and liabilities related to employee benefits; and the valuation of contingent and other obligations.  Actual results may differ from those estimates.  Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND REVENUES

	DPL		DP&L (a)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Electric sales (millions of kWh)
Residential	1,601	1,680	1,601	1,680
Commercial	916	959	916	959
Industrial	760	967	760	967
Other retail	338	347	338	347
Total retail	3,615	3,953	3,615	3,953

Wholesale	571	899	540	899

Total	4,186	4,852	4,155	4,852

Operating revenues ($ in thousands)
Residential	$160,251	$155,669	$160,251	$155,669
Commercial	80,555	78,904	80,623	74,272
Industrial	53,841	58,137	45,086	31,386
Other retail	23,720	22,831	20,165	18,896
Other miscellaneous revenues	1,975	2,576	1,992	2,559
Total retail	320,342	318,117	308,117	282,782

Wholesale	30,904	57,071	41,078	93,055

RTO revenues	60,912	38,053	54,413	38,054

Other revenues	2,862	2,857	—	—

Total	$415,020	$416,098	$403,608	$413,891

Electric customers at end of period
Residential	457,328	457,650	457,328	457,650
Commercial	50,181	49,954	50,181	49,954
Industrial	1,798	1,812	1,798	1,812
Other	6,520	6,471	6,520	6,471

Total	515,827	515,887	515,827	515,887

(a)       DP&L sells power to DPLER (a subsidiary of DPL). The revenues associated with these sales are classified as wholesale sales on DP&L’s financial statements and retail sales for DPL. The kWh volumes contain all volumes distributed on the DP&L system which include the retail sales by DPLER. The sales for resale volumes are omitted from DP&L to avoid duplicate reporting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I.

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

There was no change in our internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, internal control over reporting.

PART II

Item 1 - Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, and other matters discussed below, and to comply with applicable laws and regulations will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2009, cannot be reasonably determined.

Part I, Item 1 – ENVIRONMENTAL CONSIDERATIONS and Item I – COMPETITION AND REGULATION and Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and Note 18 to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in this Item 1 of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and should be read in conjunction with our Annual Report on Form 10-K.  Information concerning the legal proceedings discussed in Item 2 – UPDATES/OTHER MATTERS of Part I of this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1a – Risk Factors

A comprehensive listing of risk factors that we consider to be the most significant to your decision to invest in our stock is provided in our most recent Annual Report on Form 10-K.  The Form 10-K may be obtained as discussed on Page 5 of this report.  If any of these events occur, our business, financial position or results of operation could be materially affected.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Submission of Matters to a Vote of Security Holders

None

Item 5 – Other Information

None

Item 6 – Exhibits

Exhibit
DPL Inc.	DP&L	Number	Exhibit	Location
X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)

X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)

	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)

	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)

X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)

X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)

	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)

	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.
The Dayton Power and Light Company
(Registrants)

Date:	April 29, 2009	/s/ Paul M. Barbas
Paul M. Barbas President and Chief Executive Officer (principal executive officer)

	April 29, 2009	/s/ Frederick J. Boyle
Frederick J. Boyle Senior Vice President, Chief Financial Officer, Treasurer and Controller (principal financial officer)