Form 10-Q
period 2014-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2014-05-08
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, each registrant had the following shares of common stock outstanding:

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

Quarter Ended March 31, 2014

DPL Inc. and The Dayton Power and Light Company

Index to Quarterly Report on Form 10-Q (cont.)

Quarter Ended March 31, 2014

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AEP Generation

AEP Generation Resources, Inc., a subsidiary of American Electric Power Company, Inc. (“AEP”).  Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011.  The Ohio Power generating assets (including jointly-owned units) were transferred into this new AEP subsidiary, effective January 1, 2014.

AER	Alternative Energy Rider allows DP&L to recover costs related to meeting the Ohio renewable portfolio standards.
AES	The AES Corporation, a global power company, the ultimate parent company of DPL
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BTU	British Thermal Units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CCEM	Customer Conservation and Energy Management
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corporation
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule
Dark spread	A common metric used to estimate returns over fuel costs of coal-fired electric generating units
DPL	DPL Inc.
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL that sells competitive electric energy and other energy services
DP&L

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

Duke Energy	Duke Energy Ohio, Inc., formerly The Cincinnati Gas & Electric Company (CG&E)
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ESP	Electric Security Plans filed with the PUCO, pursuant to Ohio law
ESSS	PUCO Electric Service and Safety Standards
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification

GLOSSARY OF TERMS (cont.)
Term	Definition
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed on March 4, 2014
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IFRS	International Financial Reporting Standards
kWh	Kilowatt hours
LIBOR	London Inter-Bank Offering Rate
Master Trusts	DP&L established Master Trusts to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier wholly owned by DPLER
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

MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects to supply its retail electric service
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System

GLOSSARY OF TERMS (cont.)
Term	Definition
NSR	New Source Review – a preconstruction permitting program regulating new or significantly modified sources of air pollution
NYMEX	New York Mercantile Exchange
OAQDA	Ohio Air Quality Development Authority
OCC	Ohio Consumers’ Counsel
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PPM	Parts Per Million
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
ROE	Return on equity
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

SO2	Sulfur Dioxide
SO3	Sulfur Trioxide

GLOSSARY OF TERMS (cont.)
Term	Definition
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
SSR	Service Stability Rider
TCRR	Transmission Cost Recovery Rider
TCRR-B	Transmission Cost Recovery Rider – Bypassable
TCRR-N	Transmission Cost Recovery Rider – Non-bypassable
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
VRDN	Variable Rate Demand Note

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance, financial position and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

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

Part I – Financial Information

This report includes the combined filing of DPL and DP&L.  Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise.  Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2014	2013

Revenues	$460.3	$394.6

Cost of revenues:
Fuel	90.0	88.6
Purchased power	174.1	95.3
Amortization of intangibles	0.3	1.8
Total cost of revenues	264.4	185.7

Gross margin	195.9	208.9

Operating expenses:
Operation and maintenance	104.7	99.2
Depreciation and amortization	35.3	31.8
General taxes	27.6	21.0
Goodwill impairment	135.8	-
Fixed-asset impairment	11.5	-
Total operating expenses	314.9	152.0

Operating income / (loss)	(119.0)	56.9

Other income / (expense), net:
Investment income	0.4	0.1
Interest expense	(30.8)	(30.5)
Other expense	(0.8)	(0.6)
Total other expense	(31.2)	(31.0)

Earnings / (loss) before income taxes	(150.2)	25.9

Income tax expense	98.8	6.0

Net income / (loss)	$(249.0)	$19.9

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended March 31,
$ in millions	2014	2013

Net income / (loss)	$(249.0)	$19.9

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $0.2 and $(0.1) for each respective period	(0.3)	0.2
Reclassification to earnings, net of income tax expense of $(0.1) and $0.0 for each respective period	0.2	0.1
Total change in fair value of available-for-sale securities	(0.1)	0.3

Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $7.0 and $(1.1) for each respective period	(12.9)	1.2
Reclassification to earnings, net of income tax expense of $(3.1) and $(0.1) for each respective period	5.5	0.2
Total change in fair value of derivatives	(7.4)	1.4

Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $0.0 and $(0.3) for each respective period	-	0.3
Total change in unfunded pension obligation	-	0.3

Other comprehensive income / (loss)	(7.5)	2.0

Net comprehensive income / (loss)	$(256.5)	$21.9

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2014	2013
Cash flows from operating activities:
Net income / (loss)	$(249.0)	$19.9
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	35.3	31.8
Amortization of intangibles	0.3	1.8
Amortization of debt market value adjustments	-	(4.8)
Deferred income taxes	(3.2)	23.3
Goodwill Impairment	135.8	-
Fixed-asset impairment	11.5	-
Changes in certain assets and liabilities:
Accounts receivable	(13.7)	19.5
Inventories	(8.0)	(4.4)
Prepaid taxes	1.4	-
Taxes applicable to subsequent years	14.0	17.2
Deferred regulatory costs, net	(5.7)	3.6
Accounts payable	36.9	2.7
Accrued taxes payable	75.6	(33.7)
Accrued interest payable	14.5	23.7
Pension, retiree and other benefits	0.8	3.2
Unamortized investment tax credit	(0.1)	-
Insurance and claims costs	-	1.0
Other	(33.5)	1.4
Net cash provided by operating activities	12.9	106.2

Cash flows from investing activities:
Capital expenditures	(28.4)	(33.8)
Purchase of emission allowances	(0.1)	-
Purchase of renewable energy credits	(1.2)	(0.5)
Increase in restricted cash	(15.6)	(12.7)
Net cash used for investing activities	(45.3)	(47.0)

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Three months ended March 31,
$ in millions	2014	2013
Net cash from financing activities:
Borrowings from revolving credit facilities	65.0	-
Repayment of borrowings from revolving credit facilities	(65.0)	-
Net cash from financing activities	-	-

Cash and cash equivalents:
Net change	(32.4)	59.2
Balance at beginning of period	53.2	192.1
Cash and cash equivalents at end of period	$20.8	$251.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$15.0	$11.3
Income taxes refunded, net	$(0.3)	$(20.0)
Non-cash financing and investing activities:
Accruals for capital expenditures	$9.4	$10.6

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$20.8	$53.2
Restricted cash	29.0	13.5
Accounts receivable, net (Note 2)	217.3	203.3
Inventories (Note 2)	90.8	82.7
Taxes applicable to subsequent years	56.6	70.6
Regulatory assets, current (Note 3)	32.4	20.8
Other prepayments and current assets	69.1	35.1
Total current assets	516.0	479.2

Property, plant & equipment:
Property, plant & equipment	2,678.6	2,677.0
Less: Accumulated depreciation and amortization	(232.7)	(206.7)
	2,445.9	2,470.3
Construction work in process	68.5	63.9
Total net property, plant & equipment	2,514.4	2,534.2

Other non-current assets:
Regulatory assets, non-current (Note 3)	153.2	159.7
Goodwill	317.0	452.8
Intangible assets, net of amortization	42.8	42.8
Other deferred assets	47.9	52.8
Total other non-current assets	560.9	708.1

Total assets	$3,591.3	$3,721.5

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
$ in millions	2014	2013

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Current portion of long-term debt (Note 5)	$20.2	$10.2
Accounts payable	110.0	78.2
Accrued taxes	197.6	89.4
Accrued interest	43.0	28.5
Customer security deposits	14.5	13.9
Insurance and claims costs	6.7	6.7
Other current liabilities	72.2	64.2
Total current liabilities	464.2	291.1

Non-current liabilities:
Long-term debt (Note 5)	2,274.2	2,284.2
Deferred taxes	556.1	564.3
Taxes payable	46.4	79.1
Regulatory liabilities, non-current	123.6	121.1
Pension, retiree and other benefits	51.1	51.6
Unamortized investment tax credit	2.6	2.8
Other deferred credits	71.4	69.4
Total non-current liabilities	3,125.4	3,172.5

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 10)

Common shareholders' equity:
Common stock, including Other paid-in capital:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2014 and December 31, 2013	2,237.3	2,237.0
Accumulated other comprehensive income	17.1	24.6
Retained deficit	(2,271.1)	(2,022.1)
Total common shareholder's equity	(16.7)	239.5

Total liabilities and shareholder's equity	$3,591.3	$3,721.5

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

On November 28, 2011, DPL was acquired by AES in the Merger and DPL became a wholly-owned subsidiary of AES.  Following the Merger, DPL became an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however distribution and transmission retail services  are still regulated.  DP&L has the exclusive right to provide such services to its more than 516,000 customers located in West Central Ohio.  Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio and generates electricity at seven coal-fired electric generating facilities and numerous transmission facilities which are included in the financial statements at amortized cost.  During 2014, DP&L is required to source 10% of the generation for its SSO customers through a competitive bid process.  Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense.  DP&L's sales reflect the general economic conditions, seasonal weather patterns and the market price of electricity.  DP&L sells any excess energy and capacity into the wholesale market.  DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of DPLER’s retail customers.

On March 19, 2014, the PUCO issued a second entry on rehearing which shortened the time by which DP&L must divest its generation assets to no later than January 1, 2016, terminated the potential extension of the SSR on April 30, 2017 instead of May 31, 2017, and accelerated DP&L’s phase-in of the competitive bidding structure to 10% in 2014, 60% in 2015 and 100% in 2016.  Parties, including DP&L, have filed applications for rehearing on this Commission Order which are currently pending.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly owned subsidiary MC Squared.  DPLER has approximately 322,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity, and MVIC, our captive insurance company that provides insurance services to us and our subsidiaries.  All of DPL’s subsidiaries are wholly owned.

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

DPL and its subsidiaries employed 1,233 people as of March 31, 2014, of which 1,189 were employed by DP&L.  Approximately 61% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2014.

Financial Statement Presentation

DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.  DP&L has undivided ownership interests in seven coal-fired generating facilities and numerous transmission facilities are included in the financial statements at amortized cost, which was adjusted to fair value at the Merger date for DPL.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Results of Operations.  See Note 4 for more information.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2014; our results of operations for the three months ended March 31, 2014 and 2013 and our cash flows for the three months ended March 31, 2014 and 2013.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2014 may not be indicative of our results that will be realized for the full year ending December 31, 2014.

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

As a result of push down accounting, DPL’s Condensed Consolidated Statements of Operations subsequent to the Merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value.

Goodwill Impairment

In connection with the Merger, DPL re-measured the carrying amount of all of its assets and liabilities to fair value, which resulted in the recognition of goodwill assigned to DPL’s two reporting units, DPLER and the DP&L Reporting Unit, which includes DP&L and other entities.  FASC 350 “Intangibles – Goodwill and Other” requires that goodwill be tested for impairment at the reporting unit level at least annually or more frequently if impairment indicators are present.  DPL’s annual testing date for goodwill is October 1 of each year.  In evaluating the potential impairment of goodwill, we make estimates and assumptions about revenue, operating cash flows, capital expenditures, growth rates and discount rates based on our budgets and long term forecasts, macroeconomic projections, and current market expectations of returns on similar assets.  There are inherent uncertainties related to these factors and management’s judgment in applying these factors.  Generally, the fair value of a reporting unit is determined using a discounted cash flow valuation model.  We could be required to evaluate the potential impairment of goodwill outside of the required annual assessment process if we experience certain events, including but not limited to:  deterioration in general economic conditions; changes to our operating or regulatory environment; increased competitive environment; increase in fuel costs, particularly when we are unable to pass its effect to customers; negative or declining cash flows; loss of a key contract or customer, particularly when we are unable to replace it on equally favorable terms; or adverse actions or assessments by a regulator.  These types of events and the resulting analyses could result in goodwill impairment expense, which could substantially affect our results of operations for those periods.

Sale of Receivables

DPLER sells receivables from its customers in Duke Energy’s territory to Duke Energy.  These sales are at face value for cash at the amounts billed for DPLER customers’ use of energy.  Receivables sold to Duke Energy during the three months ended March 31, 2014 and 2013 were $9.4 million and $4.5 million, respectively.

Similarly, MC Squared sells receivables from its customers in ComEd territory to ComEd.  These sales are at face value for cash at the amounts billed for DPLER customers’ use of energy.  Total receivables sold to ComEd during the three months ended March 31, 2014 and 2013 were $22.8 million and $16.9 million, respectively. There is no recourse or any other continuing involvement associated with the sold receivables.

Regulatory Accounting

As a regulated utility, DP&L applies the provisions of FASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory assets can also represent performance incentives permitted by the regulator, such as with our CCEM energy efficiency program.  Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices.  Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that DPL expects to incur in the future.

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable.  In assessing probability, we consider such factors as specific orders from the PUCO or FERC, regulatory precedent and the current regulatory environment.  To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings.  Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or FERC being granted recovery of similar costs.  It is probable, but not certain, that these regulatory assets will be recoverable, subject to PUCO or FERC approval.  Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.  See Note 3 for more information about Regulatory Assets.

Property, Plant & Equipment

We record our ownership share of our undivided interest in jointly-held plants as an asset in property, plant and equipment.  Property, plant and equipment are stated at cost except for adjustments of generating plants to fair market value recorded in connection with the Merger, subsequent impairments and the adjustment of certain intangible assets to fair market value in connection with the 2011 acquisition of MC Squared by DPLER. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC).  AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects.  For non-regulated property including unregulated generation property, cost is similarly defined except financing costs are reflected as capitalized interest without an equity component.  Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Intangibles

Intangibles include emission allowances, renewable energy credits, customer relationships and customer contracts.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  In addition, we recorded emission allowances at their fair value as of the Merger date.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the carrying value of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  During the three months ended March 31, 2014 and 2013, gains from the sale of emission allowances were immaterial.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DPL collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and recorded as a reduction in revenues.  The amounts of such taxes collected for the three months ended March 31, 2014 and 2013 were $14.4 million and $13.4 million, respectively.

Related Party Transactions

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, DPL and DP&L.  The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations.  This includes ensuring that the regulatory utilities served, including DP&L, are not subsidizing costs incurred for the benefit of non-regulated businesses.

In the normal course of business, DPL enters into transactions with other subsidiaries of AES.  The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2014	2013
Transactions with the Service Company
Charges for services provided	$13.2	$-

	At March 31,
Transactions with the Service Company	2014	2013
Advances and Prepaids to the Service Company (a)	$5.4	$-
Payables to the Service Company (b)	$13.2	$-

 (a)DP&L has advanced funds to the Service Company which will be applied against future charges for services

(b)As the Service Company charges for services, amounts not offset against advances are recorded as liabilities

Recently Issued Accounting Standards

Discontinued Operations

The FASB recently issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective for annual and interim periods beginning after December 15, 2014.  ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  In addition, an entity is required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the Notes.  For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, an entity is required to disclose the pretax profit or loss of the component in the Notes.  This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

2. Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
$ in millions	2014	2013

Accounts receivable, net:
Unbilled revenue	$68.4	$77.8
Customer receivables	125.2	102.7
Amounts due from partners in jointly owned plants	20.2	15.8
Other	5.2	8.2
Provision for uncollectible accounts	(1.7)	(1.2)
Total accounts receivable, net	$217.3	$203.3

Inventories, at average cost:
Fuel and limestone	$50.9	$42.7
Plant materials and supplies	38.1	38.2
Other	1.8	1.8
Total inventories, at average cost	$90.8	$82.7

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2014	2013

Gains and losses on Available-for-sale securities activity (Note 8):

	Other income / (deductions)	$0.3	$0.1
	Total before income taxes	0.3	0.1
	Tax expense	(0.1)	-
	Net of income taxes	0.2	0.1

Gains and losses on cash flow hedges (Note 9):

	Interest Expense	(0.5)	-
	Revenue	10.2	(0.5)
	Purchased power	(1.1)	0.8
	Total before income taxes	8.6	0.3
	Tax expense	(3.1)	(0.1)
	Net of income taxes	5.5	0.2

Amortization of defined benefit pension items (Note 7):

	Reclassification to Other income / (deductions)	-	-
	Tax benefit	-	0.3
	Net of income taxes	-	0.3

Total reclassifications for the period, net of income taxes		$5.7	$0.6

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2014 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2014	$0.6	$20.6	$3.4	$24.6

Other comprehensive loss before reclassifications	(0.3)	(12.9)	-	(13.2)
Amounts reclassified from accumulated other comprehensive income / (loss)	0.2	5.5	-	5.7
Net current period other comprehensive loss	(0.1)	(7.4)	-	(7.5)

Balance March 31, 2014	$0.5	$13.2	$3.4	$17.1

3.  Regulatory Assets

DP&L’s regulatory asset for deferred storm costs represents costs incurred to repair the damage caused to DP&L’s transmission and distribution equipment by major storms in 2008, 2011 and 2012. Such costs are included in Regulatory Assets, non-current on the accompanying Condensed Consolidated Balance Sheets and were $22.3 million and $25.6 million as of March 31, 2014 and December 31, 2013, respectively. DP&L filed an application with the PUCO in 2012 to recover these costs.  The main issue in the case is the level of storm costs that should be recoverable. On April 14, 2014, DP&L reached an agreement in principle with the PUCO Staff whereby DP&L would recover storm costs of $22.3 million from all customers on a non-bypassable basis.  Once the stipulation is finalized, it will be filed at the Commission and a hearing may still be required if all parties do not sign or agree to not oppose the stipulation.  As a result of these developments, we reduced the asset balance to $22.3 million as our best estimate of the amount that is probable of recovery.  In accordance with FASC 980 “Regulated Operations”, the reduction was recognized as a current period expense, which is included in Operation and maintenance on the accompanying Condensed Consolidated Statements of Results of Operations.

4.  Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  At March 31, 2014,  DP&L had $27.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities at March 31, 2014 is as follows:

	DP&L Share		DPL Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Beckjord Unit 6	50.0	207	$2	$1	$-	No
Conesville Unit 4	16.5	129	23	1	1	Yes
East Bend Station	31.0	186	-	-	2	Yes
Killen Station	67.0	402	309	9	2	Yes
Miami Fort Units 7 and 8	36.0	368	212	16	1	Yes
Stuart Station	35.0	808	207	13	18	Yes
Zimmer Station	28.1	365	178	27	3	Yes
Transmission (at varying percentages)		n/a	42	4	-
Total		2,465	$973	$71	$27

Currently, our coal-fired generation unit at Beckjord does not have SCR and FGD emission-control equipment installed.  DP&L has a 50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at Beckjord Unit 6, filed its Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this station.  Beckjord Unit 6 was valued at zero at the Merger date.

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the Merger date.

5.  Debt Obligations

Long-term debt

	March 31,	December 31,
$ in millions	2014	2013

Pollution control series due in January 2028 - 4.7%	$36.0	$36.0
Pollution control series due in January 2034 - 4.8%	179.6	179.6
Pollution control series due in September 2036 - 4.8%	96.4	96.4
Pollution control series due in November 2040 - rates from: 0.04% - 0.08% and 0.05% - 0.24% (a)	100.0	100.0
First mortgage bonds due in September 2016 - 1.9%	444.4	444.3
U.S. Government note due in February 2061 - 4.2%	18.2	18.3
Total long-term debt at subsidiary	874.6	874.6

Bank term loan due in May 2018 - rates from: 2.41% - 2.42% and 2.42% - 2.45% (a)	170.0	180.0
Senior unsecured bonds due in October 2016 - 6.5%	430.0	430.0
Senior unsecured bonds due in October 2021 - 7.3%	780.0	780.0
Note to DPL Capital Trust II due in September 2031 - 8.125%	19.6	19.6
Total non-current portion of long-term debt	$2,274.2	$2,284.2

Current portion of long-term debt

	March 31,	December 31,
$ in millions	2014	2013

Bank term loan due in May 2018 - rates from: 2.41% - 2.42% and 2.42% - 2.45% (a)	$20.0	$10.0
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
Capital lease obligations	0.1	0.1
Total current portion of long-term debt	$20.2	$10.2

(a)Range of interest rates for the three months ended March 31, 2014 and the twelve months ended December 31, 2013, respectively.

At March 31, 2014, maturities of long-term debt, including capital lease obligations, are as follows:

Due within the twelve months ending March 31,: ($ in millions)
2015	$20.2
2016	40.1
2017	915.1
2018	40.1
2019	50.1
Thereafter	1,232.7
Total maturities	2,298.3

Unamortized premiums and discounts	(3.9)
Total long-term debt	$2,294.4

Premiums or discounts recognized at the Merger date are amortized over the remaining life of the debt using the effective interest method.

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding bonds subject to the First and Refunding Mortgage to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by two standby letters of credit issued by JPMorgan Chase Bank, N.A.  DP&L amended these standby letters of credit on May 31, 2013 and extended the stated maturities to June 2018.  These amended facilities are irrevocable, have no subjective acceleration clauses and remain subject to terms and conditions that are substantially similar to those of the pre-existing facilities.  Fees associated with this letter of credit facility were not material during the three months ended March 31, 2014 and 2013.

On May 10, 2013, DP&L closed a $300.0 million unsecured revolving credit agreement with a syndicated bank group. This $300.0 million facility has a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. DP&L had no outstanding borrowings under this facility at March 31, 2014 or December 31, 2013.  At March 31, 2014, there was a letter of credit in the amount of $0.4 million outstanding, with the remaining $299.6 million available to DP&L.  Fees associated with this letter of credit facility were not material during the three months ended March 31, 2014 and 2013.

DP&L’s unsecured revolving credit agreement and DP&L’s amended standby letters of credit have a financial covenant that measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter.  The two agreements also have an EBITDA to Interest Expense ratio as a second financial covenant.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

On March 1, 2011, DP&L completed the purchase of $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base (WPAFB).  DP&L financed the acquisition of these assets with an unsecured note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On September 19, 2013, DP&L closed a $445.0 million issuance of senior secured first mortgage bonds.  These bonds mature on September 15, 2016, and are secured by DP&L’s First & Refunding Mortgage.

On May 10, 2013, DPL entered into a $200.0 million unsecured term loan agreement.  This term loan has a five year term expiring on May 10, 2018; however, if DPL has not either: (a) prepaid the full $200.0 million term loan balance; or (b) refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this new DPL term loan shall be July 15, 2016.  This term loan amortizes at 5% of the original balance per quarter from September 2014 to maturity.  Fees associated with this term loan were not material during the three months ended March 31, 2014 and 2013.

On May 10, 2013, DPL entered into a $100.0 million unsecured revolving credit facility. This $100.0 million facility has a $100.0 million letter of credit sublimit and a feature which provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility has a five year term expiring on May 10, 2018; however, if DPL has not refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this facility shall be July 15, 2016.  DPL had no outstanding borrowings or letters of credit under this facility at March 31, 2014 or December 31, 2013.    Fees associated with this facility were not material during the three months ended March 31, 2014 and 2013.

DPL’s unsecured revolving credit agreement and unsecured term loan have two financial covenants.  The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  The second financial covenant, an EBITDA to Interest Expense ratio, is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

DPL’s unsecured revolving credit agreement and unsecured term loan restrict dividend payments from DPL to AES and adjust the cost of borrowing under the facilities under certain credit rating scenarios.

In connection with the closing of the Merger, DPL assumed $1,250.0 million of debt that Dolphin Subsidiary II, Inc., a subsidiary of AES, issued on October 3, 2011 to partially finance the Merger.  The $1,250.0 million of debt was issued in two tranches.  The first tranche was $450.0 million of five year senior unsecured notes issued with a 6.50% coupon maturing on October 15, 2016.  The second tranche was $800.0 million of ten year senior unsecured notes issued with a 7.25% coupon maturing on October 15, 2021.  In December 2013, DPL executed an open market repurchase and successfully bought back $20 million of the first tranche and $20 million of the second tranche.  DPL paid a $1.9 million and a $0.5 million premium, respectively, to repurchase these bonds. Subsequent to repurchasing these bonds DPL immediately retired them.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

6.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
DPL	(65.8)%	23.2%

Income tax expense for the three months ended March 31, 2014 and 2013 was calculated using the estimated annual effective income tax rates for 2014 and 2013 of (65.8)% and 30.2%, respectively.  For the three months ended March 31, 2014 and March 31, 2013, management estimated the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2014, the decrease in DPL’s effective rate compared to the same period in 2013 primarily reflects decreased pre-tax earnings related to the non-deductible goodwill impairment during the first quarter of 2014, which is treated as a permanent item in the annual effective income tax rate.

For the three months ended March 31, 2013, DPL’s current period effective rate was less than the estimated annual effective rate due primarily to a favorable resolution of the 2008 IRS examination in the first quarter of 2013.

7.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2014 or 2013, respectively.

The amounts presented in the following tables for pension include both the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three months ended March 31, 2014 and 2013 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
$ in millions	2014	2013	2014	2013
Service cost	$1.5	$1.8	$0.1	$0.1
Interest cost	4.4	3.9	0.2	0.2
Expected return on plan assets (a)	(5.8)	(5.9)	(0.1)	(0.1)
Amortization of unrecognized:
Prior service cost	0.4	0.4	-	-
Actuarial loss / (gain)	0.9	1.2	(0.1)	(0.1)
Net periodic benefit cost	$1.4	$1.4	$0.1	$0.1

(a)

For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period.  The MRVA used in the calculation of expected return on pension plan assets for the 2014 and 2013 net periodic benefit cost was approximately $351 million and $346 million, respectively.

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement

2014	$18.8	$1.6
2015	23.9	2.1
2016	23.9	2.0
2017	24.3	1.8
2018	24.6	1.6
2019 - 2023	126.5	6.7

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2014 and December 31, 2013.  See also Note 9 for the fair values of our derivative instruments.

	March 31, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money Market Funds	$0.1	$0.1	$0.3	$0.3
Equity Securities	2.8	3.7	3.3	4.4
Debt Securities	4.8	4.9	5.4	5.5
Hedge Funds	0.8	0.9	0.9	0.9
Real Estate	0.4	0.4	0.4	0.4
Total Assets	$8.9	$10.0	$10.3	$11.5

Liabilities
Debt	$2,294.4	$2,364.2	$2,294.4	$2,334.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt which is presented at amortized cost.

Debt

The carrying value of DPL’s debt in place at the Merger was adjusted to fair value at the Merger date.  Debt issued subsequent to the Merger is carried at issue cost, less amortized premium or discount.  Unrealized gains or losses are not recognized in the financial statements because debt is presented at cost or the value established at the Merger date, less amortized premium or discount.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2016 to 2061.

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

DPL had $0.7 million ($0.5 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2014 and $0.9 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses in AOCI at December 31, 2013.

During the three months ended March 31, 2014,  $0.3 million  ($0.2 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.   An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the distribution of benefits.

Net Asset Value (NAV) per Unit

The following table presents the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2014 and December 31, 2013.  These assets are part of the Master Trusts.  Fair values estimated using the NAV per unit are primarily considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  As of March 31, 2014,  DPL did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit
$ in millions	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Unfunded Commitments	Redemption Frequency

Money Market Fund (a)	$0.1	$0.3	$-	Immediate
Equity Securities (b)	3.7	4.4	-	Immediate
Debt Securities (c)	4.9	5.5	-	Immediate
Hedge Funds (d)	0.9	0.9	-	Quarterly
Real Estate (e)	0.4	0.4	-	Quarterly
Total	$10.0	$11.5	$-

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

(d)This category includes hedge funds investing in fixed income securities and currencies, short- and long-term equity investments, and a diversified fund with investments in bonds, stocks, real estate and commodities.

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

The fair value of assets and liabilities at March 31, 2014 and December 31, 2013 on a recurring basis and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust Assets
Money Market Funds	$0.1	$0.1	$-	$-
Equity Securities	3.7	-	3.7	-
Debt Securities	4.9	-	4.9	-
Hedge Funds	0.9	-	0.9	-
Real Estate	0.4	-	0.4	-
Total Master Trust Assets	10.0	0.1	9.9	-

Derivative Assets
Heating Oil	0.1	0.1	-	-
Forward Power Contracts	19.7	-	19.7	-
Total Derivative Assets	19.8	0.1	19.7	-

Total Assets	$29.8	$0.2	$29.6	$-

Liabilities
Derivative Liabilities
FTRs	$0.1	$-	$-	$0.1
Forward Power Contracts	33.2	-	33.2	-
Total Derivative Liabilities	33.3	-	33.2	0.1

Long-term Debt	2,364.2	-	2,345.8	18.4

Total Liabilities	$2,397.5	$-	$2,379.0	$18.5

Assets and Liabilities at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2013	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust Assets
Money Market Funds	$0.3	$0.3	$-	$-
Equity Securities	4.4	-	4.4	-
Debt Securities	5.5	-	5.5	-
Hedge Funds	0.9	-	0.9	-
Real Estate	0.4	-	0.4	-
Total Master Trust Assets	11.5	0.3	11.2	-

Derivative Assets
FTRs	0.2	-	-	0.2
Heating Oil Futures	0.2	0.2	-	-
Forward Power Contracts	13.4	-	13.4	-
Total Derivative Assets	13.8	0.2	13.4	0.2

Total Assets	$25.3	$0.5	$24.6	$0.2

Liabilities
Derivative Liabilities
Forward Power Contracts	$10.6	$-	10.6	$-
Total Derivative Liabilities	10.6	-	10.6	-

Long-term debt	2,334.6	-	2,316.1	18.5

Total Liabilities	$2,345.2	$-	$2,326.7	$18.5

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures and for money market accounts that are considered cash equivalents.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include:  open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit; and interest rate hedges, which use observable inputs to populate a pricing model.  FTRs are considered a Level 3 input because the monthly auctions are considered inactive.

Our Level 3 inputs are immaterial to our derivative balances as a whole, and as such no further disclosures are presented.

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

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs for the three months ended March 31, 2014 were $1.2 million for asbestos and underground storage tank AROs.  Additions to AROs were not material during the three months ended March 31, 2013.

When evaluating impairment of goodwill and long-lived assets, we measure fair value using the applicable fair value measurement guidance.  Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Goodwill and Long-lived assets measured at fair value on a nonrecurring basis during the period and their level within the fair value hierarchy:

$ in millions	Three months ended March 31, 2014
	Carrying	Fair Value			Gross
	Amount	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets held and used (a)
DP&L (East Bend)	$14.2	$-	$-	$2.7	$11.5
Goodwill (b)
DPLER Reporting unit	$135.8	$-	$-	$-	$135.8

(a)See Note 13 for further information

(b)See Note 12 for further information

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

At March 31, 2014,  DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	14.6	-	14.6
Heating oil futures	Mark to Market	Gallons	1,428.0	-	1,428.0
Forward power contracts	Cash Flow Hedge	MWh	193.2	(4,427.7)	(4,234.5)
Forward power contracts	Mark to Market	MWh	3,410.0	(3,425.2)	(15.2)

At December 31, 2013,  DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	7.1	-	7.1
Heating oil futures	Mark to Market	Gallons	1,428.0	-	1,428.0
Forward power contracts	Cash Flow Hedge	MWh	140.4	(4,705.7)	(4,565.3)
Forward power contracts	Mark to Market	MWh	3,177.8	(2,883.1)	294.7

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

The following tables provide information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2014 and 2013:

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$1.4	$19.2	$(3.0)	$0.5

Net gains / (losses) associated with current period hedging transactions	(12.9)	-	(2.9)	4.1

Net gains / (losses) reclassified to earnings
Interest expense	-	(0.3)	-	-
Revenues	6.5	-	(0.3)	-
Purchased power	(0.7)	-	0.5	-
Ending accumulated derivative gain / (loss) in AOCI	$(5.7)	$18.9	$(5.7)	$4.6

Portion expected to be reclassified to earnings in the next twelve months (a)	$(13.1)	$(1.0)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	0

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Results of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.  FTRs, heating oil futures, forward NYMEX-quality coal contracts and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP.  Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Consolidated Statements of Results of Operations on an accrual basis.

Regulatory Assets and Liabilities

In accordance with regulatory accounting under GAAP, a cost or loss that is probable of recovery in future rates should be deferred as a regulatory asset and revenue or a gain that is probable of being returned to customers should be deferred as a regulatory liability.  Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are included as part of the fuel and purchased power recovery rider approved by the PUCO which began January 1, 2010.  Therefore, the Ohio retail customers’ portion of the heating oil futures is deferred as a regulatory asset or liability until the contracts settle.  If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

The following tables present the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2014 and 2013.

For the three months ended March 31, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized loss	$(0.1)	$(0.3)	$(5.5)	$(5.9)
Realized gain / (loss)	0.1	-	(2.0)	(1.9)
Total	$-	$(0.3)	$(7.5)	$(7.8)

Recorded on Balance Sheet:
Regulatory (asset) / liability	$-	$-	$-	$-

Recorded in Income Statement: gain / (loss)
Purchased power	-	(0.3)	(7.5)	(7.8)
Fuel	-	-	-	-
O&M	-	-	-	-
Total	$-	$(0.3)	$(7.5)	$(7.8)

For the three months ended March 31, 2013

$ in millions	FTRs	Power	Total

Change in unrealized gain / (loss)	$-	$(16.5)	$(16.5)
Realized gain	0.5	0.4	0.9
Total	$0.5	$(16.1)	$(15.6)

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-
Regulatory (asset) / liability	-	-	-

Recorded in Income Statement: gain / (loss)
Revenues	-	-	-
Purchased power	0.5	(16.1)	(15.6)
Fuel	-	-	-
O&M	-	-	-
Total	$0.5	$(16.1)	$(15.6)

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

Fair Values of Derivative Instruments
at March 31, 2014
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$1.1	$(1.0)	$-	$0.1
Forward power contracts	MTM	12.1	(10.1)	-	2.0
Heating oil	MTM	0.1	-	(0.1)	-
FTRs	MTM	-	-	-	-

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	2.9	(0.1)	-	2.8
Forward power contracts	MTM	3.6	(2.3)	-	1.3
Total assets		$19.8	$(13.5)	$(0.1)	$6.2

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$13.9	$(1.0)	$(10.6)	$2.3
Forward power contracts	MTM	16.7	(10.1)	(5.2)	1.4
FTRs	MTM	0.1	-	-	0.1

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	0.1	(0.1)	-	-
Forward power contracts	MTM	2.5	(2.3)	(0.2)	-
Total liabilities		$33.3	$(13.5)	$(16.0)	$3.8

At March 31, 2014, the table above includes Forward power contracts in a short-term asset position of $13.2   million and a long-term asset position of $6.5 million.  Forward power contracts with a value of $0.4 million have been omitted from the above table as they had been, but no longer need to be, accounted for as derivatives at fair value.  These derivatives are being amortized to earnings over the remaining term of the associated forward contracts.

Fair Values of Derivative Instruments
at December 31, 2013
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$0.5	$(0.2)	$-	$0.3
Forward power contracts	MTM	4.9	(4.2)	-	0.7
FTRs	MTM	0.2			0.2
Heating oil futures	MTM	0.2	-	(0.2)	-

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	3.0	-	(3.0)	-
Forward power contracts	MTM	5.0	(0.3)	-	4.7
Total assets		$13.8	$(4.7)	$(3.2)	$5.9

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$2.7	$(0.2)	$(2.3)	$0.2
Forward power contracts	MTM	6.6	(4.2)	(2.3)	0.1

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	MTM	1.3	(0.3)	(1.0)	-
Total liabilities		$10.6	$(4.7)	$(5.6)	$0.3

At December 31, 2013, the table above includes Forward power contracts in a short-term asset position of $5.4 million and a long-term asset position of $8.0 million.  Forward power contracts with a short-term asset position of $0.9 million and a long-term asset position of $0.1 million have been omitted from the above table as they had been, but no longer need to be, accounted for as derivatives at fair value.  These derivatives are being amortized to earnings over the remaining term of the associated forward contracts.

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at March 31, 2014 was $33.3 million.  Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt does not maintain an investment grade credit rating, our counterparties to the derivative instruments could request immediate payment or immediate and full overnight collateralization of the MTM loss.  The MTM loss positions at March 31, 2014 were offset by $16.0 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $13.5 million.  If our counterparties were to call for collateral, we could have to post collateral for the remaining $3.8 million.

10.  Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE, DPLER and DPLER’s wholly owned subsidiary, MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.

At March 31, 2014,  DPL had $25.9 million of guarantees to third parties for future financial or performance assurance under such agreements:   $2.0 million of guarantees on behalf of DPLER, $23.7 million of guarantees on behalf of DPLE and $0.2 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.7 million at March 31, 2014.

To date, DPL has not incurred any losses related to the guarantees of DPLER’s, DPLE’s or MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of March 31, 2014,  DP&L could be responsible for the repayment of 4.9%, or $76.0 million, of a $1,550.2 million debt obligation that has maturities from 2018 to 2040.  This would only happen if OVEC defaulted on its debt payments.  At March 31, 2014, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2013.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2014, cannot be reasonably determined.

Environmental Matters

DPL’s and DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIPy) which require compliance, obtaining permits and reporting as to air emissions,
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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at these facilities in an effort to comply, or to determine compliance, with such regulations.  We record liabilities for environmental losses that are probable of occurring and can be reasonably estimated.  At March 31, 2014, and December 31, 2013, we had accruals of approximately $1.4 million and $1.1 million, respectively, for environmental matters and other claims.  We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our accruals.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations.  Some of these matters could have material adverse effects on the operation of the units and stations, especially on those that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, the coal-fired generation unit Beckjord Unit 6, in which DP&L has a 50% ownership interest, does not have such emission-control equipment installed.  This unit is scheduled to be deactivated on June 1, 2015.  DPL valued Beckjord Unit 6 at zero at the Merger date and does not believe that any additional accruals or impairment charges are needed as a result of this decision.

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

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued the Cross-State Air Pollution Rule (CSAPR).  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power stations in 28 eastern states.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia.  On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that the USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR are to continue to serve as the governing program until the USEPA takes further action or the U.S.

Congress intervenes.  On October 5, 2012, the USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated, which were denied.  On June 24, 2013, the U.S. Supreme Court agreed to review the D.C. Circuit Court’s decision to vacate CSAPR.   On April 29, 2014, the U.S. Supreme Court upheld CSAPR, remanding the case back to the D.C. Circuit Court for further proceedings.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial condition, results of operations or cash flows.

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

The USEPA published the national ground level ozone standard on March 12, 2008, lowering the 8-hour level from 0.08 ppm to 0.075 ppm, which was upheld by the U.S. Circuit Court of Appeals in July 2013.  DP&L cannot determine the effect of revisions to the ozone standard, if any, on its operations; however, no DP&L operations are located in non-attainment areas.  The USEPA is required to review the ozone standard and is expected to propose a more stringent standard in 2014 or 2015.  In addition, in December 2013, eight northeastern states petitioned the USEPA to add nine upwind states, including Ohio, to the Ozone Transport Region, a group of states required to impose enhanced restrictions on ozone emissions.  If the petition is granted, our facilities could be subject to such enhanced requirements.

Effective April 12, 2010, the USEPA implemented revisions to its primary NAAQS for nitrogen dioxide.  This change may affect certain emission sources in heavy traffic areas like the I-75 corridor between Cincinnati and Dayton after 2016.  Several of our facilities or co-owned facilities are within this area.  DP&L cannot determine the effect of this potential change, if any, on its operations.

Effective August 23, 2010, the USEPA implemented revisions to its primary NAAQS for SO2 replacing the current 24-hour standard and annual standard with a one-hour standard.  DP&L cannot determine the effect of this potential change, if any, on its operations.  Initial non-attainment designations were made July 25, 2013, and Pierce Township in Clermont County, which contains DP&L’s co-owned unit Beckjord Unit 6, was the only area with DP&L operations recommended as non-attainment.  Non-attainment areas will be required to meet the new standard by October 2018.    DP&L cannot determine the effect of the designations on its operations; however, Beckjord is expected to cease operations prior to the attainment date.

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

Notices of Violation Involving Co-Owned Units

In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by Duke Energy (Beckjord Unit 6) and AEP Generation (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  The Conesville complaint was resolved in 2007 as part of a larger settlement with the USEPA.  Conesville was required to install FGD and SCR at the unit by the end of 2010, and those retrofits have been completed.  The Beckjord complaint was also resolved through litigation.  There were no penalties or settlement agreements that affected Beckjord Unit 6.

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  The USEPA was required pursuant to a settlement agreement to issue a final rule by April 17, 2014.  On April 16, 2014, the agency released a letter sent to the Court indicating the final rulemaking would be completed by May 16, 2014.  We do not yet know the impact the final rules will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, DP&L submitted a renewal application for the Stuart Station NPDES permit that was due to expire on June 30, 2007.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In September 2010, the USEPA formally objected to the November 12, 2008 revised permit due to questions regarding the basis for the alternate thermal limitation.  At DP&L’s request, a public hearing was held on March 23, 2011, where DP&L presented its position on the issue and provided written comments.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA did not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit would pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011, and a public hearing was held on February 2, 2012.

The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, the Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission and a hearing before the Commission on the appeal is scheduled for August 2014.  The outcome of the appeal could have a material effect on DP&L’s operations.

In September 2009, the USEPA announced that it would be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  Subsequent to the information collection effort, it was anticipated that the USEPA would release a proposed rule by mid-2012 with a final regulation in place by early 2014.  The proposed rule was released on June 7, 2013, with a deadline for a final rule on May 22, 2014.   On December 16, 2013, the USEPA filed a status report that indicated that the agency is negotiating for an extension of time to finalize proposed revisions to the rule.  On April 17, 2014, the parties entered into an agreement extending the deadline for the final regulations to September 30, 2015.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

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

Beginning in mid-2012, the USEPA began investigating whether explosive or other dangerous conditions exist under structures located at or near the South Dayton Dump landfill site.  In October 2012, DP&L received a request from the PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  After informal discussions with the USEPA, DP&L complied with this sampling request and the sampling was conducted in February 2013.  On February 28, 2013, the plaintiffs group referenced above entered into an Administrative Settlement Agreement Consent Order (ASACO) that establishes procedures for further sub-slab testing under structures at the South Dayton Dump landfill site and remediation of vapor intrusion issues relating to trichloroethylene (TCE), perchloroethylene (PCE), and methane.  On April 16, 2013, the plaintiffs group filed a new complaint in the United States District Court for the Southern District of Ohio against DP&L and 34 other defendants alleging that they share liability for these costs.  DP&L has opposed the allegations that it bears any responsibility under the February 2013 ASACO and will actively oppose any attempt that the plaintiffs group may have to expand the scope of the new complaint to resurrect issues dismissed by the Court in February 2013 under the first complaint.  A motion to dismiss portions of this second complaint relating to alleged migration of chemicals from DP&L property to the landfill was denied February 18, 2014, as were motions filed by DP&L and others to dismiss other portions of the complaint that were viewed by defendants as identical to the allegations dismissed in the first complaint proceeding.  The Judge found that there were differences in the allegations and is permitting those allegations to proceed.  Limited discovery has been permitted pending resolution of the motion including some depositions of former DP&L employees during 2013 and into 2014.  DP&L cannot predict the outcome of this proceeding.

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

Notice of Violation Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act NPDES permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur which was done in October 2011.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flows.

11.  Business Segments

DPL operates through two segments; Utility and Competitive Retail.  The Utility segment consists of the operations of DPL’s wholly owned subsidiary,  DP&L.  The Competitive Retail segment consists of DPL’s wholly owned subsidiary DPLER, including DPLER’s wholly owned subsidiary, MC Squared.  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity sold to DP&L’s standard service offer customers is primarily generated at seven coal-fired power plants and DP&L distributes power to more than 516,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  During 2014, DP&L is required to source 10% of the generation for its standard service offer customers through a competitive bid process.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the PJM wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 322,000 customers located throughout Ohio and in Illinois.  This number includes 149,000 customers in Northern Illinois of MC Squared, a Chicago-based retail electricity supplier.  Due to increased competition in Ohio, we have increased the number of employees and resources assigned to manage the Competitive Retail segment and increased its marketing to customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L and PJM.  The majority of intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Included in the “Other” column in the following tables are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs including interest expense on DPL’s and DP&L’s debt.

Management evaluates segment performance based on gross margin.  The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies.  Intersegment sales and profits are eliminated in consolidation.

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the three months ended March 31, 2014
Revenues from external customers	$292.6	$148.4	$19.2	$0.1	$460.3
Intersegment revenues	139.5	-	1.0	(140.5)	-
Total revenues	432.1	148.4	20.2	(140.4)	460.3

Fuel	84.3	-	5.7	-	90.0
Purchased power	168.0	140.2	5.4	(139.5)	174.1
Amortization of intangibles	-	-	0.3	-	0.3

Gross margin	$179.8	$8.2	$8.8	$(0.9)	$195.9

Depreciation and amortization	$36.5	$0.1	$(1.4)	$0.1	$35.3
Goodwill impairment	-	-	135.8	-	135.8
Fixed-asset impairment	-	-	11.5	-	11.5
Interest expense	7.8	0.1	23.1	(0.2)	30.8
Income tax expense (benefit)	4.0	(0.7)	95.4	0.1	98.8
Net income / (loss)	9.4	(1.4)	(257.0)	-	(249.0)

Cash capital expenditures	$27.4	$-	$1.0	$-	$28.4

At March 31, 2014
Total assets	$3,343.1	$105.7	$1,531.8	$(1,389.3)	$3,591.3

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the three months ended March 31, 2013
Revenues from external customers	$271.8	$117.3	$5.5	$-	$394.6
Intersegment revenues	104.7	-	0.9	(105.6)	-
Total revenues	376.5	117.3	6.4	(105.6)	394.6

Fuel	88.1	-	0.5	-	88.6
Purchased power	94.1	105.7	0.2	(104.7)	95.3
Amortization of intangibles	-	-	1.8	-	1.8

Gross margin	$194.3	$11.6	$3.9	$(0.9)	$208.9

Depreciation and amortization	$33.6	$0.1	$(1.9)	$-	$31.8
Interest expense	9.3	0.2	21.2	(0.2)	30.5
Income tax expense (benefit)	9.6	0.9	(4.5)	-	6.0
Net income / (loss)	30.2	1.6	(11.9)	-	19.9

Cash capital expenditures	$33.6	$-	$0.2	$-	$33.8

At December 31, 2013
Total assets	$3,313.1	$105.0	$1,675.8	$(1,372.4)	$3,721.5

12. Goodwill Impairment

During the first quarter of 2014, we performed an interim impairment test on the $135.8 million in goodwill at our DPLER reporting unit.  The DPLER reporting unit was identified as being "at risk" during the fourth quarter of 2013. The impairment indicators arose based on market information available regarding actual and proposed sales of competitive retail marketers, which indicated a significant decline in valuations during the first quarter of 2014.

In Step 1 of the interim impairment test, the fair value of the reporting unit was determined to be less than its carrying amount under both the market approach and the income approach using a discounted cash flow valuation model. The significant assumptions included commodity price curves, estimated electricity to be demanded by its customers, changes in its customer base through attrition and expansion, discount rates, the assumed tax structure and the level of working capital required to run the business.

In the preliminary Step 2, the goodwill was determined to have an implied fair value of zero after the hypothetical purchase price allocation and we recognized a full impairment of the $135.8 million in goodwill at the DPLER reporting unit during the three months ended March 31, 2014.  The full impairment represents our best estimate of the impairment loss based on the latest information available and the results of the preliminary Step 2 test.  The Step 2 test is incomplete, due to the significant amount of work required to calculate the implied fair value of goodwill for a competitive retail marketer and due to the timing of the identification of the interim impairment indicator.  The significant items in the Step 2 test that are incomplete include, but are not limited to, the assumed tax structure, the valuation of customer relationship and customer contract intangible assets, trade name valuation and valuation of other executory contracts.  In the second quarter of 2014, we expect to finalize the measurement of the goodwill impairment charge.

13. Fixed-asset Impairment

During the first quarter of 2014, DP&L tested the recoverability of long-lived assets at East Bend, a 186 MW coal-fired plant in Kentucky jointly-owned by DP&L.  Indications during that quarter that the fair value of the asset group was less than its carrying amount were determined to be impairment indicators given how narrowly these long-lived assets had passed the recoverability test during the fourth quarter of 2013.  DP&L performed a long-lived asset impairment test and determined that the carrying amount of the asset group was not recoverable. The East Bend asset group was determined to have a fair value of $2.7 million using the market approach.  As a result, we recognized an asset impairment expense of $11.5 million.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF RESULTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2014	2013

Revenues	$432.1	$376.5

Cost of revenues:
Fuel	84.3	88.1
Purchased power	168.0	94.1
Total cost of revenues	252.3	182.2

Gross margin	179.8	194.3

Operating expenses:
Operation and maintenance	95.4	91.3
Depreciation and amortization	36.5	33.6
General taxes	26.4	19.8
Total operating expenses	158.3	144.7

Operating income	21.5	49.6

Other income / (expense), net:
Investment income	0.3	0.1
Interest expense	(7.8)	(9.3)
Other expense	(0.6)	(0.6)
Total other expense	(8.1)	(9.8)

Earnings before income taxes	13.4	39.8

Income tax expense	4.0	9.6

Net income	9.4	30.2
Dividends on preferred stock	0.2	0.2

Income attributable to common stock	$9.2	$30.0

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended March 31,
$ in millions	2014	2013

Net income	$9.4	$30.2

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $0.2 and $(0.2) for each respective period	(0.3)	0.2
Reclassification to earnings, net of income tax expense of $(0.1) and $(0.1) for each respective period	0.2	0.1
Total change in fair value of available-for-sale securities	(0.1)	0.3

Derivative activity:
Change in derivative fair value, net of income tax benefit of $7.0 and $1.4 for each respective period	(12.9)	(2.6)
Reclassification to earnings, net of income tax expense of $(3.2) and $(0.2) for each respective period	5.7	(0.2)
Total change in fair value of derivatives	(7.2)	(2.8)

Pension and postretirement activity:
Prior service cost for the period net of income tax expense of $0.0 and $(0.5), for each respective period	-	0.9
Reclassification to earnings, net of income tax expense of $(0.4) and $0.0 for each respective period	0.6	-
Total change in unfunded pension obligation	0.6	0.9

Other comprehensive loss	(6.7)	(1.6)

Net comprehensive income	$2.7	$28.6

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2014	2013
Cash flows from operating activities:
Net income	$9.4	$30.2
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36.5	33.6
Deferred income taxes	1.4	22.9
Changes in certain assets and liabilities:
Accounts receivable	(14.8)	13.2
Inventories	(10.3)	(4.3)
Prepaid taxes	0.3	-
Taxes applicable to subsequent years	13.5	16.7
Deferred regulatory costs, net	(5.7)	3.6
Accounts payable	34.0	2.7
Accrued taxes payable	(21.5)	(25.3)
Accrued interest payable	(5.8)	2.3
Pension, retiree and other benefits	0.8	3.2
Unamortized investment tax credit	(0.6)	(0.6)
Other	(27.0)	3.6
Net cash from operating activities	10.2	101.8

Cash flows from investing activities:
Capital expenditures	(27.4)	(33.6)
Purchase of emission allowances	(0.1)	-
Purchase of renewable energy credits	(1.2)	(0.5)
Increase in restricted cash	(16.0)	(12.7)
Net cash used for investing activities	(44.7)	(46.8)

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (cont.)

	Three months ended March 31,
$ in millions	2014	2013
Net cash from financing activities:
Dividends paid on common stock to parent	-	(55.0)
Issuance of notes payable - related party	15.0	-
Dividends paid on preferred stock	(0.2)	(0.2)
Net cash from financing activities	14.8	(55.2)

Cash and cash equivalents:
Net change	(19.7)	(0.2)
Balance at beginning of period	22.9	28.5
Cash and cash equivalents at end of period	$3.2	$28.3

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.8	$7.9
Income taxes refunded, net	$(0.3)	$(20.0)
Non-cash financing and investing activities:
Accruals for capital expenditures	$9.4	$10.6

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$3.2	$22.9
Restricted cash	29.0	13.0
Accounts receivable, net (Note 2)	162.6	147.5
Inventories (Note 2)	89.6	81.7
Taxes applicable to subsequent years	55.0	68.5
Regulatory assets, current (Note 3)	32.4	20.8
Other prepayments and current assets	66.0	32.5
Total current assets	437.8	386.9

Property, plant & equipment:
Property, plant & equipment	5,124.0	5,105.3
Less: Accumulated depreciation and amortization	(2,482.8)	(2,448.1)
	2,641.2	2,657.2
Construction work in process	65.3	60.9
Total net property, plant & equipment	2,706.5	2,718.1

Other non-current assets:
Regulatory assets, non-current (Note 3)	153.2	159.7
Intangible assets, net of amortization	9.5	8.3
Other deferred assets	36.1	40.1
Total other non-current assets	198.8	208.1

Total assets	$3,343.1	$3,313.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS

	March 31,	December 31,
$ in millions	2014	2013

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt (Note 5)	$0.2	$0.2
Notes payable - related party (Note 5)	15.0	-
Accounts payable	102.7	73.9
Accrued taxes	91.1	81.0
Accrued interest	3.9	9.6
Customer security deposits	33.6	33.1
Other current liabilities	68.8	59.7
Total current liabilities	315.3	257.5

Non-current liabilities:
Long-term debt (Note 5)	876.9	876.9
Deferred taxes	629.2	632.3
Taxes payable	45.0	76.5
Regulatory liabilities, non-current	123.6	121.1
Pension, retiree and other benefits	51.1	51.6
Unamortized investment tax credit	24.3	24.9
Other deferred credits	48.5	45.4
Total non-current liabilities	1,798.6	1,828.7

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	803.3	803.5
Accumulated other comprehensive loss	(33.4)	(26.7)
Retained earnings	436.0	426.8
Total common shareholder's equity	1,206.3	1,204.0

Total liabilities and shareholder's equity	$3,343.1	$3,313.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company

Notes to Condensed Financial Statements (Unaudited)

1.  Overview and Summary of Significant Accounting Policies

Description of Business

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L's SSO customers is primarily generated at seven coal-fired power plants and DP&L distributes electricity to more than 516,000 retail customers.  During 2014, DP&L is required to source 10% of the generation for its standard service offer customers through a competitive bid process.  Principal industries located in DP&L’s service area include food processing, paper, plastic manufacturing and defense.  DP&L is a wholly owned subsidiary of DPL.

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

On March 19, 2014, the PUCO issued a second entry on rehearing which shortened the time by which DP&L must divest its generation assets to no later than January 1, 2016, terminated the potential extension of the SSR on April 30, 2017 instead of May 31, 2017, and accelerated DP&L’s phase-in of the competitive bidding structure to 10% in 2014, 60% in 2015 and 100% in 2016.  Parties, including DP&L, have filed applications for rehearing on this Commission Order that are currently pending.

DP&L employed 1,189 people as of March 31, 2014.  Approximately 63% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

Financial Statement Presentation

DP&L does not have any subsidiaries.  DP&L has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities which are included in the financial statements at amortized cost.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Statements of Results of Operations.  See Note 4 for more information.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2013.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2014; our results of operations for the three months ended March 31, 2014 and 2013 and our cash flows for the three months ended March 31, 2014 and 2013.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2014 may not be indicative of our results that will be realized for the full year ending December 31, 2014.

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

Regulatory Accounting

As a regulated utility, we apply the provisions of FASC 980 “Regulated Operations,” which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC.  Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates.  Regulatory assets can also represent performance incentives permitted by the regulator, such as with our CCEM energy efficiency program.  Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices.  Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that DP&L expects to incur in the future.

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable.  In assessing probability, we consider such factors as specific orders from the PUCO or FERC, regulatory precedent and the current regulatory environment.  To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings.  Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or FERC being granted recovery of similar costs.  It is probable, but not certain, that these regulatory assets will be recoverable, subject to PUCO or FERC approval.  Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected.  See Note 3 for more information about Regulatory Assets.

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

Intangibles

Intangibles consist of emission allowances and renewable energy credits.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the carrying value of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  Emission allowances are amortized as they are used in our operations.  Renewable energy credits are amortized as they are used or retired.  During the three months ended March 31, 2014 and 2013, gains from the sale of emission allowances were immaterial.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and are recorded as a reduction in revenues.  The amounts of such taxes collected for the three months ended March 31, 2014 and 2013 were $14.4 million and $13.4 million, respectively.

Related Party Transactions

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, DP&L.  The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations.  This includes ensuring that the regulatory utilities served, including DP&L, are not subsidizing costs incurred for the benefit of non-regulated businesses.

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL and AES.  The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2014	2013
DP&L Revenues:
Sales to DPLER (a)	$107.8	$78.7
Sales to MC Squared (b)	$31.0	$25.6

DP&L Operations and Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (c)	$(0.8)	$(0.7)
Expense recoveries for services provided to DPLER (d)	$-	$1.1

Transactions with the Service Company
Charges for services provided	$11.4	$-

	At March 31,
DP&L Customer security deposits:	2014	2013
Deposits received from DPLER (e)	$19.2	$19.2

Transactions with the Service Company
Advances and Prepaids to the Service Company (f)	$5.4	$-
Payables to the Service Company (g)	$11.4	$-

 (a)DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers.  The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements. The increase  in DP&L’s sales to DPLER during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is primarily due to increase in customers.

(b)DP&L also sells power to MC Squared to satisfy the electric requirements of MC Squared’s retail customers.  The revenue dollars associated with sales to MC Squared are recorded as wholesale revenues in DP&L’s Financial Statements.  The increase in DP&L’s sales to MC Squared during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, is primarily due to the increase of customers.

(c)MVIC, a wholly owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability.  These amounts represent insurance premiums paid by DP&L to MVIC.

(d)In the normal course of business DP&L incurs and records expenses on behalf of DPLER.  Such expenses include, but are not limited to, employee-related expenses, accounting, information technology, payroll, legal and other administrative expenses. DP&L subsequently charges these expenses to DPLER at DP&L’s cost and credits the expense in which they were initially recorded.

(e)DP&L requires credit assurance from the CRES providers serving customers in its service territory because DP&L is the default energy provider should the CRES provider fail to fulfill its obligations to provide electricity.  Due to DPL’s credit downgrade, DP&L required cash collateral from DPLER.

(f)DP&L has advanced funds to the Service Company which will be applied against future charges for services

(g)As the Service Company charges for services, amounts not offset against advances are recorded as liabilities

Recently Issued Accounting Standards

Discontinued Operations

The FASB recently issued ASU 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” effective for annual and interim periods beginning after December 15, 2014.  ASU 2014-08 updates the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results.  In addition, an entity is required to expand disclosures for discontinued operations by providing more information about the assets, liabilities, revenues and expenses of discontinued operations both on the face of the financial statements and in the Notes.  For the disposal of an individually significant component of an entity that does not qualify for discontinued operations reporting, an entity is required to disclose the pretax profit or loss of the component in the Notes.  This new rule is not expected to have a material effect on our overall results of operations, financial position or cash flows.

2.  Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
$ in millions	2014	2013

Accounts receivable, net:
Unbilled revenue	$41.0	$47.2
Customer receivables	76.9	58.2
Amounts due from partners in jointly owned plants	20.2	15.8
Other	25.5	27.2
Provision for uncollectible accounts	(1.0)	(0.9)
Total accounts receivable, net	$162.6	$147.5

Inventories, at average cost:
Fuel and limestone	$50.9	$42.9
Plant materials and supplies	36.9	37.0
Other	1.8	1.8
Total inventories, at average cost	$89.6	$81.7

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2014	2013

Gains and losses on Available-for-sale securities activity (Note 8):

	Other income / (deductions)	$0.3	$0.2
	Total before income taxes	0.3	0.2
	Tax expense	(0.1)	(0.1)
	Net of income taxes	0.2	0.1

Gains and losses on cash flow hedges (Note 9):

	Interest expense	(0.3)	(0.6)
	Revenue	(1.0)	(0.5)
	Purchased power	10.2	1.1
	Total before income taxes	8.9	-
	Tax expense	(3.2)	(0.2)
	Net of income taxes	5.7	(0.2)

Amortization of defined benefit pension items (Note 7):

	Reclassification to Other income / (deductions)	1.0	-
	Tax benefit	(0.4)	-
	Net of income taxes	0.6	-

Total reclassifications for the period, net of income taxes		$6.5	$(0.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2014 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2014	$0.8	$6.2	$(33.7)	$(26.7)

Other comprehensive loss before reclassifications	(0.3)	(12.9)	-	(13.2)
Amounts reclassified from accumulated other comprehensive income / (loss)	0.2	5.7	0.6	6.5
Net current period other comprehensive loss	(0.1)	(7.2)	0.6	(6.7)

Balance March 31, 2014	$0.7	$(1.0)	$(33.1)	$(33.4)

3.  Regulatory Assets

DP&L’s regulatory asset for deferred storm costs represents costs incurred to repair the damage caused to DP&L’s transmission and distribution equipment by major storms in 2008, 2011 and 2012. Such costs are included in Regulatory Assets, non-current  on the accompanying Condensed Consolidated Balance Sheets and were $22.3 million and $25.6 million as of March 31, 2014 and December 31, 2013, respectively. DP&L filed an application with the PUCO in 2012 to recover these costs.  The main issue in the case is the level of storm costs that should be recoverable. On April 14, 2014, DP&L reached an agreement in principle with the PUCO Staff whereby DP&L would recover storm costs of $22.3 million from all customers on a non-bypassable basis.  Once the stipulation is finalized, it will be filed at the PUCO and a hearing may still be required if all parties do not sign or agree to not oppose the stipulation.  As a result of these developments, we reduced the asset balance to $22.3 million as our best estimate of the amount that is probable of recovery. In accordance with FASC 980 “Regulated Operations”, the reduction was recognized as a current period expense, which is included in Operation and maintenance on the accompanying Condensed Statements of Results of Operations.

4.  Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities with certain other Ohio utilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on the energy taken.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2014, DP&L had $27.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant & equipment in the Condensed Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned unit or station.

DP&L’s undivided ownership interest in such facilities at March 31, 2014, is as follows:

	DP&L Share		DP&L Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Beckjord Unit 6	50.0	207	$75	$70	$-	No
Conesville Unit 4	16.5	129	20	1	1	Yes
East Bend Station	31.0	186	1	1	2	Yes
Killen Station	67.0	402	622	306	2	Yes
Miami Fort Units 7 and 8	36.0	368	360	154	1	Yes
Stuart Station	35.0	808	745	312	18	Yes
Zimmer Station	28.1	365	1,099	661	3	Yes
Transmission (at varying percentages)		n/a	98	61	-
Total		2,465	$3,020	$1,566	$27

Currently, our coal-fired generation unit at Beckjord does not have SCR and FGD emission-control equipment installed.  DP&L has a  50% interest in Beckjord Unit 6.  On July 15, 2011, Duke Energy, a co-owner at the Beckjord Unit 6 facility, filed its Long-term Forecast Report with the PUCO.  The plan indicated that Duke Energy plans to cease production at the Beckjord Station, including our jointly owned Unit 6, in December 2014.  This was followed by a notification by the joint owners to PJM, dated April 12, 2012, of a planned June 1, 2015 deactivation of this unit.

5.  Debt Obligations

Long-term debt

	March 31,	December 31,
$ in millions	2014	2013

Pollution control series due in January 2028 - 4.7%	$35.3	$35.3
Pollution control series due in January 2034 - 4.8%	179.1	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.04% - 0.08% and 0.05% - 0.24% (a)	100.0	100.0
First mortgage bonds due in September 2016 - 1.875%	445.0	445.0
U.S. Government note due in February 2061 - 4.2%	18.2	18.2
Unamortized debt discount	(0.7)	(0.7)
Total non-current portion of long-term debt	$876.9	$876.9

Current portion of long-term debt

	March 31,	December 31,
$ in millions	2014	2013

U.S. Government note due in February 2061 - 4.2%	0.1	$0.1
Capital lease obligations	0.1	0.1
Total current portion of long-term debt	$0.2	$0.2

(a) Range of interest rates for the three months ended March 31, 2014 and the twelve months ended December 31, 2013, respectively.

At March 31, 2014, maturities of long-term debt, including capital lease obligations, are as follows:

Due within the twelve months ending March 31,:
$ in millions
2015	$0.2
2016	0.1
2017	445.1
2018	0.1
2019	0.1
Thereafter	432.2
877.8

Unamortized discounts	(0.7)
Total long-term debt	$877.1

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding bonds subject to the First and Refunding Mortgage to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by two standby letters of credit issued by JPMorgan Chase Bank, N.A.  DP&L amended these standby letters of credit on May 31, 2013 and extended the stated maturities to June 2018.  These amended facilities are irrevocable, have no subjective acceleration clauses and remain subject to terms and conditions that are substantially similar to those of the pre-existing facilities.  Fees associated with these standby letter of credit facilities were not material during the three months ended March 31, 2014 and 2013.

On May 10, 2013, DP&L closed a  $300.0 million unsecured revolving credit agreement with a syndicated bank group. This $300.0 million facility has a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million.  DP&L had no outstanding borrowings under this facility at September 30, 2013.  At September 30,

2013, there was a letter of credit in the amount of $0.4 million outstanding, with the remaining $299.6 million available to DP&L.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2014.

On September 19, 2013, DP&L closed a $445.0 million issuance of senior secured first mortgage bonds.  These bonds mature on September 15, 2016, and are secured by DP&L’s First & Refunding Mortgage.

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

On March 1, 2011, DP&L completed the purchase of $18.7 million of electric transmission and distribution assets from the federal government that are located at the Wright-Patterson Air Force Base.  DP&L financed the acquisition of these assets with an unsecured note payable to the federal government that is payable monthly over 50 years and bears interest at 4.2% per annum.

On March 31, 2014, DP&L borrowed $15.0 million from DPL at an interest rate of LIBOR plus 2.0%.  This note was due on or before April 30, 2014 and was repaid on April 30, 2014.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

6.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
DP&L	29.9%	24.1%

Income tax expense for the three months ended March 31, 2014 and 2013 was calculated using the estimated annual effective income tax rates for 2014 and 2013 of 30.6% and 28.8%, respectively.  For the three months ended March 31, 2014 and 2013 management estimated the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2013,  DP&L’s current period effective rate is less than the estimated annual effective rate due primarily to a favorable resolution of the 2008 Internal Revenue Service examination in the first quarter of 2013 and the deferred tax adjustment related to the expiration of the statute of limitations on the 2007, 2008 and 2009 tax years.

7.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2014 or 2013, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three months ended March 31, 2014 and 2013 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended March 31,		Three months ended March 31,
$ in millions	2014	2013	2014	2013
Service cost	$1.5	$1.8	$-	$0.1
Interest cost	4.4	3.9	0.2	0.2
Expected return on plan assets (a)	(5.7)	(5.9)	-	(0.1)
Amortization of unrecognized:
Prior service cost	0.7	0.7	-	-
Actuarial loss / (gain)	1.6	2.3	(0.2)	(0.1)
Net periodic benefit cost	$2.5	$2.8	$-	$0.1

(a)For purposes of calculating the expected return on pension plan assets, under GAAP, the market-related value of assets (MRVA) is used.  GAAP requires that the difference between actual plan asset returns and estimated plan asset returns be included in the MRVA equally over a period not to exceed five years.  We use a methodology under which we include the difference between actual and estimated asset returns in the MRVA equally over a three year period. The MRVA used in the calculation of expected return on pension plan assets for the 2014 and 2013 net periodic benefit cost was approximately $351 million and $346 million, respectively.

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement

2014	$18.8	$1.6
2015	23.9	2.1
2016	23.9	2.0
2017	24.3	1.8
2018	24.6	1.6
2019 - 2023	126.5	6.7

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2014 and December 31, 2013.  See also Note 9 for the fair values of our derivative instruments.

	March 31, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.3	$0.3
Equity securities	2.8	3.7	3.3	4.4
Debt securities	4.8	4.9	5.4	5.5
Hedge funds	0.8	0.9	0.9	0.9
Real estate	0.4	0.4	0.4	0.4
Total assets	$8.9	$10.0	$10.3	$11.5

Liabilities
Debt	$877.1	$878.6	$877.1	$859.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt which is presented at amortized cost.

Debt

The fair value of debt is based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the financial statements because debt is presented at amortized cost in the financial statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2028 to 2061.

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

DP&L had $1.0 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2014 and $1.2 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2013.

During the three months ended March 31, 2014,  $0.3 million ($0.2 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.   An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the disbursement of benefits.

Net Asset Value (NAV) per Unit

The following table presents the fair value and redemption frequency for those assets whose fair value is estimated using the NAV per unit as of March 31, 2014 and December 31, 2013.  These assets are part of the Master Trusts.  Fair values estimated using the NAV per unit are primarily considered Level 2 inputs within the fair value hierarchy, unless they cannot be redeemed at the NAV per unit on the reporting date.  Investments that have restrictions on the redemption of the investments are Level 3 inputs.  At March 31, 2014,  DP&L did not have any investments for sale at a price different from the NAV per unit.

Fair Value Estimated Using Net Asset Value per Unit
$ in millions	Fair Value at March 31, 2014	Fair Value at December 31, 2013	Unfunded Commitments	Redemption Frequency

Money market fund (a)	$0.1	$0.3	$-	Immediate
Equity securities (b)	3.7	4.4	-	Immediate
Debt securities (c)	4.9	5.5	-	Immediate
Hedge funds (d)	0.9	0.9	-	Quarterly
Real estate (e)	0.4	0.4	-	Quarterly
Total	$10.0	$11.5	$-

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

The fair value of assets and liabilities at March 31, 2014 and December 31, 2013 measured on a recurring basis and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master trust assets
Money market funds	$0.1	$0.1	$-	$-
Equity securities	3.7	-	3.7	-
Debt securities	4.9	-	4.9	-
Hedge funds	0.9	-	0.9	-
Real estate	0.4	-	0.4	-
Total Master trust assets	10.0	0.1	9.9	-

Derivative assets
FTRs	-	-	-	-
Heating Oil	0.1	0.1	-	-
Forward power contracts	20.0	-	20.0	-
Total derivative assets	20.1	0.1	20.0	-

Total assets	$30.1	$0.2	$29.9	$-

Liabilities
Derivative liabilities
FTRs	$0.1	$-	$-	$0.1
Forward power contracts	33.5	-	33.5	-
Total derivative liabilities	33.6	-	33.5	0.1

Long-term debt	878.6	-	860.2	18.4

Total liabilities	$912.2	$-	$893.7	$18.5

Assets and Liabilities at Fair Value on a Recurring Basis
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2013	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master trust assets
Money market funds	$0.3	$0.3	$-	$-
Equity securities	4.4	-	4.4	-
Debt securities	5.5	-	5.5	-
Hedge Funds	0.9	-	0.9	-
Real Estate	0.4	-	0.4	-
Total Master trust assets	11.5	0.3	11.2	-

Derivative assets
Heating oil futures	0.2	0.2	-	-
FTRs	0.2	-	-	0.2
Forward power contracts	13.4	-	13.4	-
Total Derivative assets	13.8	0.2	13.4	0.2

Total assets	$25.3	$0.5	$24.6	$0.2

Liabilities
Derivative liabilities
Forward power contracts	10.6	-	10.6	-
Total Derivative liabilities	10.6	-	10.6	-

Long-term debt	859.6	-	841.1	18.5

Total liabilities	$870.2	$-	$851.7	$18.5

We use the market approach to value our financial instruments.  Level 1 inputs are used for derivative contracts such as heating oil futures and for money market accounts that are considered cash equivalents.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.  Level 2 inputs are used to value derivatives such as forward power contracts and forward NYMEX-quality coal contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include: open-ended mutual funds that are in the Master Trust, which are valued using the end of day NAV per unit; and interest rate hedges, which use observable inputs to populate a pricing model.  FTRs are considered a Level 3 input because the monthly auctions are considered inactive.

Our Level 3 inputs are immaterial to our derivative balances as a whole, and as such no further disclosures are presented.

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

Approximately 99% of the inputs to the fair value of our derivative instruments are from quoted market prices for DP&L.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  Additions to AROs for the three months ended March 31, 2014 were $1.2 million for asbestos and underground storage tank AROs.  Additions to AROs were not material during the three months ended March 31, 2013.

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

At March 31, 2014,  DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	14.6	-	14.6
Heating oil futures	Mark to Market	Gallons	1,428.0	-	1,428.0
Forward power contracts	Cash Flow Hedge	MWh	193.2	(4,427.7)	(4,234.5)
Forward power contracts	Mark to Market	MWh	3,408.6	(3,561.8)	(153.2)

At December 31, 2013,  DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	7.1	-	7.1
Heating oil futures	Mark to Market	Gallons	1,428.0	-	1,428.0
Forward power contracts	Cash Flow Hedge	MWh	140.4	(4,705.7)	(4,565.3)
Forward power contracts	Mark to Market	MWh	3,172.4	(2,888.5)	283.9

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

The following tables provide information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2014 and 2013:

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$1.0	$5.2	$(4.7)	$7.3

Net gains / (losses) associated with current period hedging transactions	(12.9)	-	(2.6)	-

Net gains / (losses) reclassified to earnings
Interest expense	-	(0.3)	-	(0.6)
Revenues	6.6	-	(0.3)	-
Purchased power	(0.6)	-	0.7	-
Ending accumulated derivative gain / (loss) in AOCI	$(5.9)	$4.9	$(6.9)	$6.7

Net losses associated with the ineffective portion of the hedging transaction are presented in the following lines of the Condensed Statements of Results of Operations:

Portion expected to be reclassified to earnings in the next twelve months (a)	$(13.1)	$(1.2)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	0

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchases and sales exceptions under FASC 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Statements of Results of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.  FTRs, heating oil futures, forward NYMEX-quality coal contracts and certain forward power contracts are marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP.  Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Statements of Results of Operations on an accrual basis.

Regulatory Assets and Liabilities

In accordance with regulatory accounting under GAAP, a cost or loss that is probable of recovery in future rates should be deferred as a regulatory asset and revenue or a gain that is probable of being returned to customers should be deferred as a regulatory liability.  Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are included as part of the fuel and purchased power recovery rider approved by the PUCO which began January 1, 2010.  Therefore, the Ohio retail customers’ portion of the heating oil futures is deferred as a regulatory asset or liability until the contracts settle.  If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

The following tables present the amount and classification within the Condensed Statements of Results of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three months ended March 31, 2014 and 2013:

For the three months ended March 31, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized loss	$(0.1)	$(0.3)	$(5.5)	$(5.9)
Realized gain / (loss)	0.1	-	(1.4)	(1.3)
Total	$-	$(0.3)	$(6.9)	$(7.2)

Recorded on Balance Sheet:
Regulatory (asset) / liability	$-	$-	$-	$-

Recorded in Income Statement: gain / (loss)
Revenues	-	-	0.8	0.8
Purchased power	-	(0.3)	(7.7)	(8.0)
Fuel	-	-	-	-
O&M	-	-	-	-
Total	$-	$(0.3)	$(6.9)	$(7.2)

For the three months ended March 31, 2013

$ in millions	FTRs	Power	Total

Change in unrealized gain / (loss)	$-	$(10.4)	$(10.4)
Realized gain	0.5	0.7	1.2
Total	$0.5	$(9.7)	$(9.2)

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-
Regulatory (asset) / liability	-	-	-

Recorded in Income Statement: gain / (loss)
Revenues	-	(1.1)	(1.1)
Purchased power	0.5	(8.6)	(8.1)
Fuel	-	-	-
O&M	-	-	-
Total	$0.5	$(9.7)	$(9.2)

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

Fair Values of Derivative Instruments
at March 31, 2014
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$1.1	$(1.0)	$-	$0.1
Forward power contracts	MTM	12.3	(10.1)	-	2.2
Heating oil futures	MTM	0.1	-	-	0.1
FTRs	MTM	-	-	-	-

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	2.8	(0.1)	-	2.7
Forward power contracts	MTM	3.8	(2.3)	-	1.5
Total assets		$20.1	$(13.5)	$-	$6.6

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$13.9	$(1.0)	$(10.6)	$2.3
Forward power contracts	MTM	16.7	(10.1)	(5.1)	1.5
FTRs	MTM	0.1	-	-	0.1

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	0.1	(0.1)	-	-
Forward power contracts	MTM	2.8	(2.3)	(0.3)	0.2
Total liabilities		$33.6	$(13.5)	$(16.0)	$4.1

The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at December 31, 2013:

Fair Values of Derivative Instruments
at December 31, 2013
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$0.5	$(0.2)	$-	$0.3
Forward power contracts	MTM	4.9	(4.2)	-	0.7
FTRs	MTM	0.2			0.2
Heating oil futures	MTM	0.2	-	(0.2)	-

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	3.0	-	(3.0)	-
Forward power contracts	MTM	5.0	(0.3)	-	4.7
Total assets		$13.8	$(4.7)	$(3.2)	$5.9

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$2.7	$(0.2)	$(2.3)	$0.2
Forward power contracts	MTM	6.6	(4.2)	(2.3)	0.1

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	MTM	1.3	(0.3)	(1.0)	-
Total liabilities		$10.6	$(4.7)	$(5.6)	$0.3

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at March 31, 2014 was  $33.6 million.  Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt does not maintain an investment grade credit rating, our counterparties to the derivative instruments could request immediate payment or immediate and full overnight collateralization of the MTM loss.  The MTM loss positions at March 31, 2014 were offset by $16.0 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $13.5 million.  If our counterparties were to call for collateral, DP&L could be required to post collateral for the remaining $4.1 million.

10.  Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at March 31, 2014.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

11.  Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of March 31, 2014,  DP&L could be responsible for the repayment of 4.9%, or $76.0 million, of a $1,550.2 million debt obligation that has maturities from 2018 to 2040.  This would only happen if OVEC defaulted on its debt payments.  As of March 31, 2014, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2013.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2014, cannot be reasonably determined.

Environmental Matters

DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIP) which require compliance, obtaining permits and reporting as to air emissions,
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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at our facilities in an effort to comply, or to determine compliance, with such regulations.  We record liabilities for environmental losses that are probable of occurring and can be reasonably estimated At March 31, 2014, and December 31, 2013,  we had accruals of approximately $1.4 million and $1.1 million, respectively, for environmental matters and other claims.  We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations.  Some of these matters could have material adverse effects on the operation of the power stations; especially on those that do not have SCR and FGD equipment installed to further control certain emissions.  Currently, the coal-fired generation unit Beckjord Unit 6, in which DP&L has a 50% ownership interest, does not have such emission-control equipment installed.  This unit is scheduled to be deactivated on June 1, 2015.  DP&L is depreciating Beckjord Unit 6 through December 2014 and does not believe that any additional accruals or impairment charges are needed as a result of this decision.

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

In response to the D.C. Circuit's opinion, on July 7, 2011, the USEPA issued the Cross-State Air Pollution Rule (CSAPR).  Starting in 2012, CSAPR would have required significant reductions in SO2 and NOx emissions from covered sources, such as power stations in 28 eastern states.  Once fully implemented in 2014, the rule would have required additional SO2 emission reductions of 73% and additional NOx reductions of 54% from 2005 levels.  Many states, utilities and other affected parties filed petitions for review, challenging the CSAPR before the U.S. Court of Appeals for the District of Columbia.  On August 21, 2012, a three-judge panel of the D.C. Circuit Court vacated CSAPR, ruling that the USEPA overstepped its regulatory authority by requiring states to make reductions beyond the levels required in the CAA and failed to provide states an initial opportunity to adopt their own measures for achieving federal compliance.  As a result of this ruling, the surviving provisions of CAIR are to continue to serve as the governing program until the USEPA takes further action or the U.S. Congress intervenes.  On October 5, 2012, the USEPA, several states and cities, as well as environmental and health organizations, filed petitions with the D.C. Circuit Court requesting a rehearing by all of the judges of the D.C. Circuit Court of the case pursuant to which the three-judge panel ruled that CSAPR be vacated, which were denied.  On June 24, 2013, the U.S. Supreme Court agreed to review the D.C. Circuit Court’s decision to vacate CSAPR.   On April 29, 2014, the U.S. Supreme Court upheld CSAPR, remanding the case back to the D.C. Circuit Court for further proceedings.  At this time, it is not possible to predict the details of such a replacement transport rule or what impacts it may have on our consolidated financial condition, results of operations or cash flows.

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

The USEPA published the national ground level ozone standard on March 12, 2008, lowering the 8-hour level from 0.08 ppm to 0.075 ppm, which was upheld by the U.S. Circuit Court of Appeals in July 2013.  DP&L cannot determine the effect of revisions to the ozone standard, if any, on its operations; however, no DP&L operations are located in non-attainment areas.  The USEPA is required to review the ozone standard and is expected to propose a more stringent standard in 2014 or 2015.  In addition, in December 2013, eight northeastern states petitioned the USEPA to add nine upwind states, including Ohio, to the Ozone Transport Region, a group of states required to impose enhanced restrictions on ozone emissions.  If the petition is granted, our facilities could be subject to such enhanced requirements.

Effective April 12, 2010, the USEPA implemented revisions to its primary NAAQS for nitrogen dioxide.  This change may affect certain emission sources in heavy traffic areas like the I-75 corridor between Cincinnati and Dayton after 2016.  Several of our facilities or co-owned facilities are within this area.  DP&L cannot determine the effect of this potential change, if any, on its operations.

Effective August 23, 2010, the USEPA implemented revisions to its primary NAAQS for SO2 replacing the current 24-hour standard and annual standard with a one-hour standard.  DP&L cannot determine the effect of this potential change, if any, on its operations.  Initial non-attainment designations were made July 25, 2013, and Pierce Township in Clermont County, which contains DP&L’s co-owned unit Beckjord 6, was the only area with DP&L operations recommended as non-attainment.  Non-attainment areas will be required to meet the new standard by October 2018.  DP&L cannot determine the effect of the designations on its operations; however, Beckjord is expected to cease operations prior to the attainment date.

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

Notices of Violation Involving Co-Owned Units

In November 1999, the USEPA filed civil complaints and NOVs against operators and owners of certain generation facilities for alleged violations of the CAA.  Generation units operated by Duke Energy (Beckjord Unit 6) and AEP Generation (Conesville Unit 4) and co-owned by DP&L were referenced in these actions.  The Conesville complaint was resolved in 2007 as part of a larger settlement with the USEPA.  Conesville was required to install FGD and SCR at the unit by the end of 2010, and those retrofits have been completed.  The Beckjord complaint was also resolved through litigation.  There were no penalties or settlement agreements that affected Beckjord Unit 6.

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

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  A number of parties appealed the rules.  In April 2009, the U.S. Supreme Court ruled that the USEPA did have the authority to compare costs with benefits in determining best technology available.  The USEPA released new proposed regulations on March 28, 2011, which were published in the Federal Register on April 20, 2011.  We submitted comments to the proposed regulations on August 17, 2011.  The USEPA was required pursuant to a settlement agreement to issue a final rule by April 17, 2014.  On April 16, 2014, the agency released a letter sent to the Court indicating the final rulemaking would be completed by May 16, 2014.  We do not yet know the impact the final rules will have on our operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, DP&L submitted a renewal application for the Stuart Station NPDES permit that was due to expire on June 30, 2007.  The Ohio EPA issued a revised draft permit that was received on November 12, 2008.  In September 2010, the USEPA formally objected to the November 12, 2008 revised permit due to questions regarding the basis for the alternate thermal limitation.  At DP&L’s request, a public hearing was held on March 23, 2011, where DP&L presented its position on the issue and provided written comments.  In a letter to the Ohio EPA dated September 28, 2011, the USEPA reaffirmed its objection to the revised permit as previously drafted by the Ohio EPA.  This reaffirmation stipulated that if the Ohio EPA did not re-draft the permit to address the USEPA’s objection, then the authority for issuing the permit would pass to the USEPA.  The Ohio EPA issued another draft permit in December 2011, and a public hearing was held on February 2, 2012.

The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, the Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission and a hearing before the Commission on the appeal is scheduled for August 2014.  The outcome of the appeal could have a material effect on DP&L’s operations.

In September 2009, the USEPA announced that it would be revising technology-based regulations governing water discharges from steam electric generating facilities.  The rulemaking included the collection of information via an industry-wide questionnaire as well as targeted water sampling efforts at selected facilities.  Subsequent to the information collection effort, it was anticipated that the USEPA would release a proposed rule by mid-2012 with a final regulation in place by early 2014.  The proposed rule was released on June 7, 2013, with a deadline for a final rule on May 22, 2014.  On December 16, 2013, the USEPA filed a status report that indicated that the agency is negotiating for an extension of time to finalize proposed revisions to the rule.  On April 17, 2014, the parties entered into an agreement extending the deadline for the final regulations to September 30, 2015.  At present, DP&L is unable to predict the impact this rulemaking will have on its operations.

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

Beginning in mid-2012, the USEPA began investigating whether explosive or other dangerous conditions exist under structures located at or near the South Dayton Dump landfill site.  In October 2012, DP&L received a request from the PRP group’s consultant to conduct additional soil and groundwater sampling on DP&L’s service center property.  After informal discussions with the USEPA, DP&L complied with this sampling request and the sampling was conducted in February 2013.  On February 28, 2013, the plaintiffs group referenced above entered into an Administrative Settlement Agreement Consent Order (ASACO) that establishes procedures for further sub-slab testing under structures at the South Dayton Dump landfill site and remediation of vapor intrusion issues relating to trichloroethylene (TCE), perchloroethylene (PCE), and methane.  On April

16, 2013, the plaintiffs group filed a new complaint in the United States District Court for the Southern District of Ohio against DP&L and 34 other defendants alleging that they share liability for these costs.  DP&L has opposed the allegations that it bears any responsibility under the February 2013 ASACO and will actively oppose any attempt that the plaintiffs group may have to expand the scope of the new complaint to resurrect issues dismissed by the Court in February 2013 under the first complaint.  A motion to dismiss portions of this second complaint relating to alleged migration of chemicals from DP&L property to the landfill was denied February 18, 2014, as were motions filed by DP&L and others to dismiss other portions of the complaint that were viewed by defendants as identical to the allegations dismissed in the first complaint proceeding.  The Judge found that there were differences in the allegations and is permitting those allegations to proceed.  Limited discovery has been permitted pending resolution of the motion including some depositions of former DP&L employees during 2013 and into 2014.  DP&L cannot predict the outcome of this proceeding.

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

Notice of Violation Involving Co-Owned Units

On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and Ohio EPA in 2009.  The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the Clean Water Act NPDES permit program and the station’s storm water pollution prevention plan.  The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur which was done in October 2011.  Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DP&L’s results of operations, financial condition or cash flows.

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

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ending December 31, 2013 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section of this Form 10-Q.  For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

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

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity sold to DP&L's SSO customers is primarily generated at seven coal-fired power plants. During 2014, DP&L is required to source 10% of the generation for its standard service offer customers through a competitive bid process.  DP&L distributes electricity to more than 516,000 retail customers in its 24 county service area.  Principal industries located within DP&L’s service area include food processing, paper, plastic manufacturing and defense.

DP&L's retail generation sales reflect the general economic conditions, seasonal weather patterns of the area as well as retail market conditions.  DP&L sells any excess energy and capacity into the wholesale market.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 322,000 customers currently located throughout Ohio and Illinois.  Approximately 42% of DPLER’s electric sales are also distribution sales of DP&L.  DPLER does not have any transmission or generation assets and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations.

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

DPL and its subsidiaries employed 1,233 people as of March 31, 2014, of which 1,189 employees were employed by DP&L.  Approximately 61% of all DPL  employees are under a collective bargaining agreement which expires on October 31, 2014.

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities in an effort to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.  See Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 of Notes to DP&L’s Condensed Financial Statements.

Electric Security Plan

SB 221 requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for their SSO.  According to Ohio law, under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade or replace its electric distribution system, including cost recovery mechanisms.  Both MRO and ESP options involve a SEET based on the earnings of comparable companies with similar business and financial risks.

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

The ESP order states that DP&L’s next ESP began January 2014 and extends through May 31, 2017.  The PUCO authorized DP&L to collect a non-bypassable Service Stability Rider (SSR) equal to $110 million per year for 2014 – 2016.  DP&L has the opportunity to seek an additional $45.8 million through extension of the SSR through May 31, 2017, provided DP&L meets certain regulatory filing obligations, which include but are not limited to filing a plan by December 31, 2013 to separate the generation assets from the utility (as noted below, DP&L filed this on December 30, 2013) and filing a distribution rate case no later than July 1, 2014.  The ESP Order also directs DP&L to divest its generation assets no later than May 31, 2017 and sets DP&L’s SEET threshold at a 12% ROE.  Beginning in 2014, DP&L is no longer permitted to supply 100% of the generation service for SSO customers.  Instead, the PUCO directed DP&L to phase-in the competitive bidding structure with 10% of DP&L’s SSO load sourced through the competitive bid starting in 2014, 40% in 2015, 70% in 2016, and 100% by June 1, 2017.  The ESP Order approved DP&L’s rate proposal to bifurcate its transmission charges into a non-bypassable component, TCRR-N, and a bypassable component, TCRR-B.  The ESP order also required DP&L to establish a $2.0 million per year shareholder funded economic development fund.  Applications for rehearing were filed on October 4, 2013 by DP&L and other parties and are currently pending PUCO action.  On October 23, 2013, the PUCO issued an entry on rehearing denying applications for rehearing that related to the competitive bid.  The PUCO reaffirmed its position that economic development load should be included in the competitive bid auction and that DP&L affiliates are permitted to bid in the auction.

On March 19, 2014, the PUCO issued a second entry on rehearing which shortened the time by which DP&L must divest its generation assets to no later than January 1, 2016, terminated the potential extension of the SSR on April 30, 2017 instead of May 31, 2017, and accelerated DP&L’s phase-in of the competitive bidding structure to 10% in 2014, 60% in 2015 and 100% in 2016.  Parties, including DP&L, have filed applications for rehearing on this Commission Order which are currently pending.

In accordance with the ESP Order, on December 30, 2013, DP&L filed an application with the PUCO stating its plan to separate its generation assets to an affiliated entity on or before May 31, 2017.  Comments and reply comments were filed.  DP&L amended its application on February 25, 2014.  Additional comments and reply comments have been filed and the case is awaiting an order from the PUCO.

SB 221 and the implementation rules contain targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.  If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance.  The PUCO has found that DP&L met its renewable targets for compliance years 2008 – 2012.  PUCO staff recommended that DPLER met its targets for compliance year 2012.  Filing for compliance year 2013 was made on April 15, 2014.  Both DP&L and DPLER are reported to be in full compliance with all renewable targets.  DP&L plans to file its next energy efficiency portfolio plan in 2015.  However, as the energy efficiency and alternative energy targets get increasingly larger over time, the costs of complying with SB 221 and the PUCO’s implementing rules could have a material effect on our financial condition or results of operations.

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

As a member of PJM, DP&L receives revenues from the RTO related to DP&L’s transmission and generation assets and incurs costs associated with its load obligations for retail customers.  SB 221 includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits.  DP&L’s TCRR and PJM RPM riders were initially approved in November 2009 to recover these costs.  In accordance with the ESP Order, TCRR-N and TCRR-B began on January 1, 2014.  Both the TCRR-B and the RPM riders assign costs and revenues from PJM monthly bills to retail ratepayers based on the percentage of SSO retail customers’ load and sales volumes to total retail load and total retail and wholesale volumes.  Customer switching to CRES providers decreases DP&L's SSO retail customers’ load and sales volumes.  Therefore, increases in customer switching cause more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  RPM capacity costs and revenues are discussed further under “Regional Transmission Organizational Risks” in Item 1A – Risk Factors.  DP&L files an annual true-up of TCRR-N and both TCRR-B and RPM are trued up on a seasonal quarterly basis beginning in 2014.

For calendar year 2012, DP&L was subject to a SEET threshold in which DP&L was required to apply general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  Pursuant to an Order issued on February 13, 2014, DP&L’s 2012 earnings were found to not be excessive. Through the ESP Order, the PUCO established DP&L’s ROE SEET threshold at 12% beginning with 2013.  In future years, the SEET could have a material effect on our results of operations, financial condition and cash flows.

On June 29, 2012, DP&L filed its application to establish reliability targets consistent with the most recent PUCO Electric Service and Safety Standards (ESSS).  DP&L and PUCO Staff reached a settlement establishing new reliability targets in this case.  The settlement was approved by the PUCO on October 4, 2013.  According to the ESSS rules, all Ohio utilities are subject to financial penalties if the established targets are not met for two consecutive years.  As of March 31, 2014, DP&L has not missed any of the reliability targets.

Other State Regulatory Proceedings

In December 2012 the PUCO announced it was launching an investigation into the health, strength, and vitality of Ohio’s retail electric service market, with the intention of identifying actions the PUCO can take to enhance the market.  There were a series of questions posed for interested parties to comment on in March 2013 and a second set of questions issued in June 2013.  Groups and subgroups were formed to discuss technical aspects of Ohio electric choice and certain enhancements that could be made.  These subgroups met on a weekly basis to discuss issues such as utility purchase of CRES receivables, various billing issues, and portability of CRES contracts, among other topics.  The PUCO Staff issued recommendations in January 2014 and the PUCO issued an order in March 2014 directing Ohio utilities to implement certain billing and system changes to assist competitive supplies in Ohio.  Parties, including DP&L, have filed applications for rehearing on this order which are currently pending.  The outcome of this proceeding could have a material impact on DP&L’s operations and how it performs certain functions with respect to Ohio electric choice.

COMPETITION AND PJM PRICING

RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2016/17 period cleared at a per megawatt price of $59/day for our RTO area.  The per megawatt prices for the periods 2015/16, 2014/15,  2013/14 and 2012/13 were $136/day, $126/day, $28/day and  $16/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore, increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2013, we estimate that a hypothetical increase or decrease of $10 in the capacity auction price would result in an annual impact to net income of approximately $6.4 million and $5.1 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

Ohio Competitive Considerations and Proceedings

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.    DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to supply retail generation service to customers that do not choose an alternative supplier; however, as discussed above (Electric Security Plan);  the supply of electricity for DP&L’s SSO customers will be sourced through a competitive bid auction.  The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER and non-affiliated CRES providers in our service territory during the three months ended March 31, 2014 and 2013:

	Three months ended		Three months ended
	March 31, 2014		March 31, 2013
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)

Supplied by DPLER (a)	138,420	1,604	86,801	1,397

Supplied by non-affiliated CRES providers	90,593	999	84,507	822

Total in DP&L's service territory	229,013	2,603	171,308	2,219

Distribution sales by DP&L in our service territory (b)	515,748	3,827	514,073	3,586

(a)DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(b)The volumes supplied by DPLER represent approximately 42% and 39% of DP&L’s total distribution volumes during the three months ended March 31, 2014 and 2013, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

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

FUEL AND RELATED COSTS

Fuel and Commodity Prices

The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance.  In addition, domestic issues like government-imposed direct costs and permitting issues affect mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the year ending December 31, 2014, we have substantially all our coal requirements under contract to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  If our suppliers do not meet their contractual commitments or we are not hedged against price volatility and we are unable to recover costs through the fuel and purchased power recovery rider, our results of operations, financial condition or cash flows could be materially affected.

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three months ended
	March 31,
$ in millions	2014	2013
Revenues:
Retail	$373.6	$331.3
Wholesale	49.4	38.2
RTO revenues	26.7	19.4
RTO capacity revenues	8.4	5.4
Other revenues	2.7	2.7
Other mark-to-market losses	(0.5)	(2.4)
Total revenues	460.3	394.6

Cost of revenues:
Fuel costs	90.1	86.8
Losses / (gains) from the sale of coal	(0.2)	1.8
Mark-to-market losses / (gains)	0.1	-
Total fuel	90.0	88.6

Purchased power	106.9	54.9
RTO charges	51.5	26.0
RTO capacity charges	9.9	6.1
Mark-to-market losses	5.8	8.3
Total purchased power	174.1	95.3

Amortization of intangibles	0.3	1.8

Total cost of revenues	264.4	185.7

Gross margin (a)	$195.9	$208.9

Gross margin as a percentage of revenues	43%	53%

Operating income / (loss)	$(119.0)	$56.9

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

	Three months ended
	March 31,
	2014	2013

Heating degree days (a)	3,357	2,928
Cooling degree days (a)	-	-

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

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2014 vs. 2013
Retail
Rate	$8.0
Volume	31.5
Other miscellaneous	2.8
Total retail change	42.3

Wholesale
Rate	(11.0)
Volume	22.2
Total wholesale change	11.2

RTO capacity & other
RTO capacity and other revenues	10.3

Other
Unrealized MTM	1.9
Total other revenue	1.9

Total revenues change	$65.7

For the three months ended March 31, 2014,  Revenues increased $65.7 million to $460.3 million from $394.6 million in the same period of the prior year.  This increase was primarily the result of higher retail volume due primarily to a 15% increase in heating degree days during the period as well as increases in wholesale volume.    The changes in the components of revenue are further discussed below:

•

Retail revenues increased $42.3 million primarily due to the effect of a  10% increase in sales procured by DPLER and MC Squared outside our service territory, or off-system sales; average rates also increased by 2.5% primarily due to changes in rates.  Contributing to the increase in volume was the favorable weather.   During the three months ended March 31, 2014, there was a 15% increase in the number of heating degree days to 3,357 days from 2,928 days in the same period in 2013.  The above resulted in a favorable $31.5 million retail sales volume and a favorable $8.2 million retail price variance.

•

Wholesale revenues increased $11.2 million primarily due to a 58% increase in wholesale sales volume.  This increase was primarily due to non-affiliated CRES customer switching, leaving more internal generation available to sell on the wholesale market and an 8% increase in generation by our power plants, offset slightly by an 18% decrease in average wholesale prices.  This resulted in a favorable $22.2 million wholesale sales volume variance offset by an unfavorable wholesale price variance of $11.0 million.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased  $10.3 million compared to the same period in 2013.  This increase was primarily a result of a $7.3 million increase in regulation and operations reserves and transmission losses credits and a  $2.9 million increase in revenues realized from the PJM capacity auction.

DPL – Cost of Revenues

For the three months ended March 31, 2014:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $1.4 million, or 2%, compared to the same period in 2013, primarily due to increased fuel costs of $3.3 million and increased MTM losses partially offset by increased gains from the sale of coal.

•

Net purchased power increased $78.8 million, or 83%, compared to the same period in 2013 due largely to increased purchased power costs of $52.0 million:   $28.6 million due to increased retail demand and $23.4 million related to higher average market prices for purchased power, due to the timing of the market purchases.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.  Increases were also due to RTO capacity and other charges of $29.3 million incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction. Partially offsetting these increases was a decrease in MTM losses of $2.5 million.

DPL – Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior year periods:

Three months ended
March 31,
$ in millions	2014 vs. 2013

Maintenance of overhead transmission and distribution lines	$4.7
Energy efficiency programs	2.1
Competitive retail operations	1.2
Generating facilities operations and maintenance expense	1.1
Low-income payment program (a)	(2.2)
Other, net	(1.4)
Total change in operation and maintenance expense	$5.5

(a)There is a corresponding decrease in Revenues associated with this program resulting in no impact to Net Income.

During the three months ended March 31, 2014, Operation and maintenance expense increased $5.5 million, or 6%,  compared to the same period in the prior year.  This variance was primarily the result of:

•	increased expenses related to the maintenance of overhead transmission and distribution lines and a settlement related to an agreement in principle with the PUCO Staff on storm costs to be recovered,
•	increased expenses relating to energy efficiency programs that were put in place for our customers,
•	increased marketing, customer maintenance and labor costs associated with the competitive retail business as a result of increased sales volume and an increase in the number of customers, and
•	increased expenses for generating facilities largely due to high production volume to meet customer demand during the cold weather months relative to the same period in 2013.

These increases were partially offset by:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider.

DPL – Depreciation and Amortization

For the three months ended March 31, 2014,  Depreciation and amortization expense increased $3.5 million compared to the same period in the prior year as a result of routine plant additions and replacements.

DPL – General Taxes

For the three months ended March 31, 2014,  General taxes increased $6.6 million, compared to the same period in the prior year.  The increase was primarily due to an adjustment to the 2013 estimated liability to true up to actual payments made in 2014 and higher property tax accruals for 2014 compared to 2013.

DPL – Interest Expense

Interest expense recorded during the three months ended March 31, 2014 did not fluctuate significantly from that recorded during the same period in the prior year.

DPL – Income Tax Expense

For the three months ended March 31, 2014, Income tax expense increased $92.8 million compared to the same period in 2013, primarily due to the application of an estimated annual effective tax rate (“ETR”) approach in accordance with ASC 740-270, Interim Reporting. The ETR for 2014 is estimated to be -65.8% as compared to the estimated ETR applied to the prior year period of 30.2%.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries.  These segments are discussed further below:

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for DP&L's SSO customers is primarily generated at seven coal-fired power plants and DP&L distributes electricity to more than 516,000 retail customers.    During 2014, DP&L is required to source 10% of the generation for its SSO customers through a competitive bid  process.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 322,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves more than 149,000 customers in Northern Illinois.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.  DP&L sells power to DPLER and MC Squared under wholesale agreements.  Under these agreements, intercompany sales from DP&L to DPLER and MC Squared are based on fixed-price contracts for each DPLER or MC Squared customer.  The price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs, which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management primarily evaluates segment performance based on gross margin.

See Note 11 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended
	March 31,		Increase /
	2014	2013	(Decrease)

Utility	$179.8	$194.3	$(14.5)
Competitive Retail	8.2	11.6	(3.4)
Other	8.8	3.9	4.9
Adjustments and eliminations	(0.9)	(0.9)	-
Total consolidated	$195.9	$208.9	$(13.0)

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

Income Statement Highlights – Competitive Retail Segment

	Three months ended
	March 31,		Increase /
$ in millions	2014	2013	(Decrease)
Revenues:
Retail	$148.9	$119.7	$29.2
RTO and other	(0.5)	(2.4)	1.9
Total revenues	148.4	117.3	31.1

Cost of revenues:
Purchased power	140.2	105.7	34.5

Gross margins (a)	8.2	11.6	(3.4)

Operation and maintenance expense	9.4	8.2	1.2
Other expenses	0.9	0.9	-
Total expenses	10.3	9.1	1.2

Earnings before income tax	(2.1)	2.5	(4.6)
Income tax expense	(0.7)	0.9	(1.6)
Net income	$(1.4)	$1.6	$(3.0)

Gross margin as a percentage of revenues	6%	10%

(a)For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue

For the three months ended March 31, 2014, the segment’s retail revenues increased $29.2 million, or 24%,  compared to the same period in 2013.  The increase was primarily due to higher retail sales volume from

DP&L’s retail customers switching their electric service to DPLER and customer switching in Illinois and Ohio.  Increased competition in the competitive retail electric service business in the state of Ohio has resulted in many of DP&L’s retail customers switching their retail electric service to DPLER or other CRES suppliers.  Primarily as a result of the customer switching discussed above, the Competitive Retail segment sold approximately 2,782 million kWh of power to approximately 322,291 customers for the three months ended March 31, 2014 compared to approximately 2,274 million kWh of power to approximately 247,191 customers during the same period of the prior year.

Competitive Retail Segment – Purchased Power

For the three months ended March 31, 2014, the segment’s purchased power increased $34.5 million, or 33%, compared to the same period in 2013 due to higher purchased power volumes required to meet the demand from an increased customer base resulting from customer switching.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.

Competitive Retail Segment – Operation and Maintenance

For the three months ended March 31, 2014, DPLER’s operation and maintenance expenses included employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2014 compared to 2013 reflects increased marketing and customer maintenance costs associated with the increased sales volume and number of customers.

Competitive Retail Segment – Income Tax Expense

For the three months ended March 31, 2014, the segment’s income tax expense decreased $1.6 million, compared to the same period in the prior year primarily due to decreased pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended
	March 31,
$ in millions	2014	2013

Revenues:
Retail	$225.4	$212.6
Wholesale	175.7	140.1
RTO revenues	24.0	18.8
RTO capacity revenues	7.0	4.6
Other mark-to-market gains / (losses)	-	0.4
Total revenues	432.1	376.5

Cost of revenues:
Fuel costs	84.4	86.3
Losses / (gains) from the sale of coal	(0.2)	1.8
Mark-to-market losses / (gains)	0.1	-
Total fuel	84.3	88.1

Purchased power	104.5	53.3
RTO charges	48.0	25.5
RTO capacity charges	9.8	6.0
Mark-to-market losses	5.7	9.3
Total purchased power	168.0	94.1

Total cost of revenues	252.3	182.2

Gross margin (a)	$179.8	$194.3

Gross margin as a percentage of
revenues	42%	52%

Operating Income	$21.5	$49.6

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

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2014 vs. 2013

Retail
Rate	$5.5
Volume	4.8
Other miscellaneous	2.5
Total retail change	12.8

Wholesale
Rate	(8.4)
Volume	44.0
Total wholesale change	35.6

RTO capacity & other
RTO capacity and other revenues	7.6

Other
Unrealized MTM	(0.4)
Total other revenue	(0.4)

Total revenues change	$55.6

For the three months ended March 31, 2014, Revenues increased $55.6 million to $432.1 million from $376.5 million in the same period in the prior year.  This increase was primarily due to higher wholesale sales volume and increased RTO other revenues with a modest support from increase in retail sales volumes. The volume increases were primarily due to a 15% increase in heating degree days during the period.  The changes in the components of revenue are further discussed below:

•

Retail revenues increased $12.8 million due to a $4.8 million increase in retail sales volume and a $5.5 million average retail rate variance. During the three months ended March 31, 2014, heating degree days were up 15% to 3,357 days from 2,928 days for the same period in the prior year.   Although DP&L had a number of customers that switched their retail electric service from DP&L to DPLER, an affiliated CRES provider, DP&L continued to provide distribution services to those customers within its service territory.  Due to rate changes, average retail rates increased.

•

Wholesale revenues increased $35.6 million as a result of a 31% increase in wholesale sales volume which was largely the result of customer switching discussed in the immediately preceding paragraph.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers. Also contributing to the increase in wholesale revenues was an 8% increase in generation available from DP&L’s co-owned and operated generation plants.  These resulted in a favorable $44.0 million wholesale volume variance offset by an $8.4 million unfavorable wholesale price variance.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased  $7.6 million compared to the same period in 2013.  This increase was the result of a $5.2 million increase in regulation and operations reserves and transmission losses credits and  a $2.4 million increase in revenues realized from the PJM capacity auction.

DP&L – Cost of Revenues

For the three months ended March 31, 2014:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $3.8 million, or 4%, compared to the same period in 2013, primarily due to decreased fuel costs and increased MTM gains on coal contracts, partially offset by increased losses from MTM fuel.

•

Net purchased power increased $73.9 million, or 79%, compared to the same period in 2013 due largely to increased purchased power costs of $51.2 million:  $27.7 million due to increased retail demand and an increase of $23.3 million related to higher average market prices for purchased power, due to the timing of the market purchases.  Purchased power volume increased to supply off-system sales.  Increases were also due to RTO capacity and other charges of $26.3 million which DP&L incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction.  Partially offsetting these increases was a decrease in MTM losses of $3.6 million.

DP&L – Operation and Maintenance

The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

Three months ended
March 31,
$ in millions	2014 vs. 2013

Maintenance of overhead transmission and distribution lines	$4.7
Energy efficiency programs	2.1
Generating facilities operations and maintenance expense	1.9
Low-income payment program (a)	(2.2)
Other, net	(2.4)
Total change in operation and maintenance expense	$4.1

(a)There is a corresponding decrease in Revenues associated with this program resulting in no impact to Net Income.

For the three months ended March 31, 2014, Operation and maintenance expense increased $4.1 million, or 5%,  compared to the same period in the prior year.  This variance was primarily the result of:

•	increased expenses related to the maintenance of overhead transmission and distribution lines and a settlement related to an agreement in principle with the PUCO Staff on storm costs to be recovered,
•	increased expenses relating to energy efficiency programs that were put in place for our customers, and
•	increased expenses for generating facilities largely due to high production volume to meet customer demand during the cold weather months relative to the same period in 2013.

These increases were partially offset by:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider.

DP&L – Depreciation and Amortization

For the three months ended March 31, 2014,  Depreciation and amortization expense increased $2.9 million compared to the same period in the prior year as a result of routine plant additions and replacements partially offset by a reduction in the depreciation expense for the East Bend and Conesville plants as a consequence of the December 2013 impairment write-downs of those two plants.

DP&L – General Taxes

For the three months ended March 31, 2014,  General taxes increased $6.6 million, compared to the same period in the prior year.  The increase was primarily due to an adjustment to the 2013 estimated liability to true up to actual payments to be made in 2014 and higher property tax accruals for 2014 compared to 2013

DP&L – Interest Expense

Interest expense recorded during the three months ended March 31, 2014 decreased $1.5 million compared to the same period in the prior year due to the refinancing of bonds at a lower interest rate.

DP&L – Income Tax Expense

For the three months ended March 31, 2014, Income tax expense decreased $5.6 million compared to the same period in 2013, primarily due to lower pre-tax income in 2014.

FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash from operating activities – DPL

The revenue from our energy business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes.  In addition, increases to accrued taxes, accounts payable and accrued interest payable generated positive cash flow from working capital during the three months ended March 31, 2014.

Net cash from operating activities – DP&L

During the three months ended March 31, 2014 and 2013, the significant components of DP&L’s Net cash provided by operating activities are similar to those discussed under DPL’s Net cash provided by operating activities above.  In addition, taxes applicable to subsequent years decreased and accounts payable increased,  generating positive cash flow from working capital.

Net cash from investing activities – DPL

During the three months ended March 31, 2014 and 2013, DPL’s Net cash used for investing activities was primarily for assets acquired at our generation plants.

Net cash from investing activities – DP&L

During the three months ended March 31, 2014 and 2013, the significant components of DP&L’s Net cash used for investing activities are similar to those discussed under DPL’s Net cash used for investing activities above.

Net cash from financing activities – DPL

During the three months ended March 31, 2014,  DPL borrowed and subsequently repaid $65.0 million to revolving credit facilities.

During the three months ended March 31, 2013, DPL had no cash flows related to financing activities.

Net cash from financing activities – DP&L

During the three months ended March 31, 2014,  DP&L’s Net cash provided by financing activities related to the issuance of short term debt between DPL and DP&L.

During the three months ended March 31, 2013 DP&L’s Net cash used for financing activities relates to dividends paid.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges and dividend payments.  In 2014 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as our internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during those periods.

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2014

DP&L	Revolving	May 2018	$300.0	$299.6

DPL	Revolving	May 2018	100.0	100.0

			$400.0	$399.6

DP&L’s revolving credit facility, established in May 2013, expires in May 2018 and has nine participating banks, with no bank having more than 22.5% of the total commitment.  This revolving credit facility has a $100.0 million letter of credit sublimit and DP&L also has the option to increase the potential borrowing amount under this facility by $100.0 million.  DP&L had no outstanding borrowings under this facility at March 31, 2014.    At March 31, 2014, there was a letter of credit in the amount of $0.4 million outstanding, with the remaining $299.6 million available to DP&L.

DPL’s revolving credit facility was established in May 2013.  This facility expires in May 2018; however, if DPL has not refinanced its $450.0 million of senior unsecured bonds due October 2016 before July 15, 2016, then this credit facility would expire in July 2016.  This facility has nine participating banks with no bank having more than 20% of the total commitment.  DPL’s revolving credit facility has a $100.0 million letter of credit sublimit and a feature which provides DPL the ability to increase the size of the facility by an additional $50.0 million.  As of March 31, 2014, there were no letters of credit issued and outstanding against the revolving credit facilities.  On August 7, 2013, DP&L issued an immaterial letter of credit against its revolving credit facility.

Cash and cash equivalents for DPL and DP&L amounted to $20.8 million and $3.2 million, respectively, at March 31, 2014.  At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

Capital Requirements

Planned construction additions for 2014 relate primarily to new investments in and upgrades to DP&L’s power plant equipment and transmission and distribution system.  Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

DPL is projecting to spend an estimated $393.0 million in capital projects for the period 2014 through 2016, of which $367.0 million is projected to be spent by DP&L.  Approximately $5.0 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member.  NERC has changed the definition of the Bulk Electric System to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  DP&L’s 138 kV facilities were previously not subject to these reliability standards.  Accordingly, DP&L anticipates spending approximately $65.0 million within the next five years to reinforce its 138 kV system to comply with these new NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA ratio that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  The ratio in the agreements is not to exceed 8.50 to 1.00 for the fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps down to not exceed 8.00 to 1.00 for the fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps down not to exceed 7.50 to 1.00 for the fiscal quarter ending March 31, 2017 through March 31, 2018. As of March 31, 2014, the financial covenant was met with a ratio of 6.33 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense ratio that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.  The ratio, per the agreements, is not to be less than 2.00 to 1.00 for the fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps up to be not less than 2.10 to 1.00 for the fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps up to not to be less than 2.25 to 1.00 for the fiscal quarter ending March 31, 2017 through March 31, 2018.  As of March 31, 2014, the financial covenant was met with a ratio of 2.90 to 1.00.

DP&L’s revolving credit facility has a financial covenant that requires the Total Debt to Total Capitalization ratio to not exceed 0.65 to 1.00.  As of March 31, 2014, this covenant was met with a ratio of 0.44 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DP&L’s shareholder’s equity and total debt including guarantee obligations.   In addition, the DP&L revolving credit facility also has an EBITDA to Interest Expense ratio that will be calculated at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. DP&L’s EBITDA to Interest Expense ratio cannot be less than 2.50 to 1.00. As of March 31, 2014, this covenant was met with a ratio of 8.74 to 1.00.

Debt Ratings

On September 9th and September 10th, 2013, Moody’s and Fitch, respectively, downgraded DPL and DP&L ratings and updated their outlooks to stable.  The following tables outline the debt and credit ratings and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB	BBB	Stable	September 2013
Moody's Investors Service, Inc.	Ba2	Baa1	Stable	September 2013
Standard & Poor's Financial Services LLC	BB	BBB-	Stable	May 2014

(a)Rating relates to DPL’s Senior Unsecured debt.

(b)Rating relates to DP&L’s Senior Secured debt.

Credit Ratings

The following table outlines the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	B+	BB+	Stable	September 2013
Moody's Investors Service, Inc.	Ba2	Baa3	Stable	September 2013
Standard & Poor's Financial Services LLC	BB	BB	Stable	May 2014

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

Off-Balance Sheet Arrangements

DPL – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER, and its wholly owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes. During the three months ended March 31, 2014,  DPL did not incur any losses related to the guarantees of these obligations, and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At March 31, 2014,  DPL had $25.9 million of guarantees to third parties, for future financial or performance assurance under such agreements, on behalf of DPLER, DPLE and MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of DPLER, DPLE and MC Squared to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.7 million at March 31, 2014.

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of March 31, 2014,  DP&L could be responsible for the repayment of 4.9%, or $76.0 million, of a $1,550.2 million debt obligation that features maturities ranging from 2018 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of March 31, 2014, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2013.

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

Commodity Pricing Risk

Commodity pricing risk exposure includes the impacts of weather, market demand, increased competition and other economic conditions.  To manage the volatility relating to these exposures at our DP&L-operated generation units, we use a variety of non-derivative and derivative instruments including forward contracts and futures contracts.  These instruments are used principally for economic hedging purposes and none are held for trading purposes.  Derivatives that fall within the scope of derivative accounting under GAAP must be recorded at their fair value and marked to market unless they qualify for cash flow hedge accounting.  MTM gains and losses on derivative instruments that qualify for cash flow hedge accounting are deferred in AOCI until the forecasted transactions occur.  We adjust the derivative instruments that do not qualify for cash flow hedging to fair value on a monthly basis through the Statement of Operations or, where applicable, we recognize a corresponding Regulatory asset for above-market costs or a Regulatory liability for below-market costs in accordance with regulatory accounting under GAAP.

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2014 under contract, sales requirements may change.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.  To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our heating oil forwards at March 31, 2014 would not have a significant effect on Net income.

At  March 31, 2014, a  10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $7.2 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of $10.2 million.

Wholesale Revenues

Energy in excess of the needs of existing retail customers is sold in the wholesale market when we can identify opportunities with positive margins.    DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER.  The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales:

DPL	Three months ended
	March 31,
	2014	2013
Percent of electric revenues from wholesale market	13%	11%

DP&L	Three months ended
	March 31,
	2014	2013
Percent of electric revenues from wholesale market	42%	38%

The following table presents the effect on annual Net income as of March 31, 2014, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note that the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$12.7	$10.2

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

The following table provides estimates of the effect on annual Net income (net of an estimated income tax at 35%) as of March 31, 2014 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through March 31, 2014.  As of March 31, 2014, approximately 32% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$6.4	$5.1

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2014 and 2013 were 41% and 42%,  respectively.  We have a significant portion of projected 2014 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2  allowances for 2014 however, the exact consumption of SO2  allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2014 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, as of March 31, 2014, SSO customers represent approximately 32% of DP&L’s total fuel costs.

The following table provides the effect on annual Net income (net of an estimated income tax at 35%) as of March 31, 2014, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 32% recovery:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$29.4	$28.7

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

In the past, DPL partially hedged against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing activities.  As of March 31, 2014,  DPL has settled all outstanding interest rate swaps and has no interest rate swaps outstanding.  Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

The carrying value of DPL’s debt was $2,298.3 million at March 31, 2014, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base note.  All of DPL’s debt was adjusted to fair value at the Merger date according to FASC 805.  The fair value of this debt at March 31, 2014 was $2,364.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due
	during the twelve months ending						At March 31, 2014
	March 31,						Principal	Fair
$ in millions	2015	2016	2017	2018	2019	Thereafter	Amount	Value

Variable-rate debt	$20.0	$40.0	$40.0	$40.0	$50.0	$100.0	$290.0	$290.0
Average interest rate	2.4%	2.4%	2.4%	2.4%	2.4%	0.1%
Fixed-rate debt	$0.2	$0.1	$875.1	$0.1	$0.1	$1,132.7	2,008.3	2,074.2
Average interest rate	4.8%	4.2%	4.2%	4.2%	4.2%	6.5%

Total							$2,298.3	$2,364.2

The carrying value of DP&L’s debt was $877.8 million at March 31, 2014, consisting of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base note.  The fair value of this debt was $878.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due
	during the twelve months ending						At March 31, 2014
	March 31,						Principal	Fair
$ in millions	2015	2016	2017	2018	2019	Thereafter	Amount	Value

Variable-rate debt	$-	$-	$-	$-	$-	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%
Fixed-rate debt	$0.2	$0.1	$445.1	$0.1	$0.1	$332.2	777.8	778.6
Average interest rate	4.8%	4.2%	1.9%	4.2%	4.2%	4.8%

Total							$877.8	$878.6

Debt maturities occurring in 2014 are discussed under FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2014 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of March 31, 2014, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At March 31, 2014		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$290.0	$290.0	$2.9

Fixed-rate debt	2,004.4	2,074.2	20.7

Total	$2,294.4	$2,364.2	$23.6

DP&L	At March 31, 2014		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	777.1	778.6	7.8

Total	$877.1	$878.6	$8.8

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $2,074.2 million of fixed-rate debt and not on DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $290.0 million variable-rate long-term debt outstanding as of March 31, 2014.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s  $778.6 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s  $100.0 million variable-rate long-term debt outstanding as of March 31, 2014.

Equity Price Risk

As of March 31, 2014,  approximately 18% of the defined benefit pension plan assets were comprised of investments in equity securities and 82% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  We use an investment adviser to assist in managing our investment portfolio.  The market value of the equity securities was approximately $ 65.7 million at March 31, 2014.  We believe a hypothetical 10% decrease in prices quoted by stock exchanges during 2014 would not have any material effect on the 2014 pension expense.  The 2014 pension expense will not change unless an unusual event would occur during 2014 which would require an actuarial re-measurement.  DPL does not foresee an unusual event occurring during 2014 that would require an actuarial re-measurement.

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

Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and goodwill and intangible assets.  Refer to our Form 10-K for the fiscal year ended December 31, 2013 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

ELECTRIC SALES AND CUSTOMERS

	DPL		DP&L (a)		DPLER (b)
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013

Electric Sales (millions of kWh)	5,375	4,508	5,314	4,480	2,782	2,274

Billed electric customers (end of period)	699,619	674,479	515,748	514,089	322,291	247,191

(a)This table contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,604 million kWh and 1,397 million kWh of power to DPLER during the three months ended March 31, 2014 and 2013, respectively, not included above to avoid duplication.

(b)This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Part II – Other information

Item 1.  Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We are also from time to time involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined.

Our Form 10-K for the fiscal year ended December 31, 2013, and the Notes to the Consolidated Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in or incorporated by reference into this Item 1 to Part II of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with the Form 10-K.

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

Item 1A.    Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2013.  The information in this Item 1A to Part II of our Quarterly Report on Form 10-Q updates and restates one of the risk factors included in the Form 10-K.  Otherwise, as of March 31, 2014, there have been no material changes with respect to the risk factors disclosed in our Form 10-K.  If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	May 7, 2014	/s/ Kenneth J. Zagzebski
(Kenneth J. Zagzebski)
President and Chief Executive Officer
(principal executive officer)

	May 7, 2014	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	May 7, 2014	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 7, 2014	/s/ Derek A. Porter
(Derek A. Porter)
President and Chief Executive Officer
(principal executive officer)

	May 7, 2014	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	May 7, 2014	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)