Form 10-Q
period 2014-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2014-08-07
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, each registrant had the following shares of common stock outstanding:

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

Quarter Ended June 30, 2014

DPL Inc. and The Dayton Power and Light Company

Index to Quarterly Report on Form 10-Q (cont.)

Quarter Ended June 30, 2014

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AEP Generation

AEP Generation Resources Inc., a subsidiary of American Electric Power Company, Inc. (“AEP”).  Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011.  The Ohio Power generating assets (including jointly-owned units) were transferred into this new AEP subsidiary, effective January 1, 2014.

AER	Alternative Energy Rider allows DP&L to recover costs related to meeting the Ohio renewable portfolio standards.
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BTU	British Thermal Units
CAA	Clean Air Act
CAIR	Clean Air Interstate Rule
CO2	Carbon Dioxide
CCEM	Customer Conservation and Energy Management
ComEd	Commonwealth Edison Company, a unit of Chicago-based Exelon Corporation
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule
Dark spread	A common metric used to estimate returns over fuel costs of coal-fired electric generating units
DPL	DPL Inc.
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL that sells competitive electric energy and other energy services
DP&L

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

Duke Energy	Duke Energy Ohio, Inc., formerly The Cincinnati Gas & Electric Company (CG&E)
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	Electric Security Plans filed with the PUCO, pursuant to Ohio law
ESSS	PUCO Electric Service and Safety Standards
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification

GLOSSARY OF TERMS (cont.)
Term	Definition
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed on March 4, 2014
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
IFRS	International Financial Reporting Standards
kWh	Kilowatt hours
LIBOR	London Inter-Bank Offering Rate
Master Trusts	DP&L established Master Trusts to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier wholly owned by DPLER
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

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance, financial position and other similar matters constitute forward-looking statements.  Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management.  These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions.  Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	abnormal or severe weather and catastrophic weather-related damage;
•	unusual maintenance or repair requirements;
•	changes in fuel costs and purchased power, coal, environmental emission allowances, natural gas and other commodity prices;
•	volatility and changes in markets for electricity and other energy-related commodities;
•	performance of our suppliers;
•	increased competition and deregulation in the electric utility industry;
•	increased competition in the retail generation market;
•	availability and price of capacity;
•	changes in interest rates;
•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws;
•	changes in environmental laws and regulations to which DPL and its subsidiaries are subject;
•	the development and operation of RTOs, including PJM to which DPL’s operating subsidiary (DP&L) has given control of its transmission functions;
•	changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability;
•	significant delays associated with large construction projects;
•	growth in our service territory and changes in demand and demographic patterns;
•	changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;
•	financial market conditions;
•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;
•	general economic conditions;
•	and the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF RESULTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013

Revenues	$390.1	$374.9	$850.4	$769.5

Cost of revenues:
Fuel	60.8	85.6	150.8	174.3
Purchased power	138.4	74.2	312.5	169.5
Amortization of intangibles	0.3	1.8	0.6	3.5
Total cost of revenues	199.5	161.6	463.9	347.3

Gross margin	190.6	213.3	386.5	422.2

Operating expenses:
Operation and maintenance	96.0	100.9	200.7	200.1
Depreciation and amortization	33.9	33.3	69.2	65.1
General taxes	21.5	20.5	49.1	41.4
Goodwill impairment	-	-	135.8	-
Fixed-asset impairment	-	-	11.5	-
Total operating expenses	151.4	154.7	466.3	306.6

Operating income / (loss)	39.2	58.6	(79.8)	115.6

Other income / (expense), net:
Investment income	-	1.5	0.4	1.7
Interest expense	(31.9)	(29.6)	(62.7)	(60.1)
Other expense	(1.6)	(4.2)	(2.4)	(4.9)
Total other expense	(33.5)	(32.3)	(64.7)	(63.3)

Earnings / (loss) before income taxes	5.7	26.3	(144.5)	52.3

Income tax expense / (benefit)	(28.1)	3.5	70.7	9.5

Net income / (loss)	$33.8	$22.8	$(215.2)	$42.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013

Net income / (loss)	$33.8	$22.8	$(215.2)	$42.8

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $(0.1), $1.0, $0.1 and $0.9 for each respective period	0.1	(1.9)	(0.2)	(1.6)
Reclassification to earnings, net of income tax expense of $0.0, $(0.5), $(0.1) and $(0.6) for each respective period	-	1.0	0.2	1.1
Total change in fair value of available-for-sale securities	0.1	(0.9)	-	(0.5)

Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $6.3, $(6.0), $13.3 and $(6.7) for each respective period	(12.1)	11.2	(25.0)	12.4
Reclassification to earnings, net of income tax expense of $(2.7), $(1.0), $(5.8) and $(1.4) for each respective period	5.3	1.6	10.8	1.8
Total change in fair value of derivatives	(6.8)	12.8	(14.2)	14.2

Pension and postretirement activity:
Reclassification to earnings, net of income tax (expense) / benefit of $0.0, $0.0, $0.0 and $0.3 for each respective period	-	-	-	0.3
Total change in unfunded pension obligation	-	-	-	0.3

Other comprehensive income / (loss)	(6.7)	11.9	(14.2)	14.0

Net comprehensive income / (loss)	$27.1	$34.7	$(229.4)	$56.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
$ in millions	2014	2013
Cash flows from operating activities:
Net income / (loss)	$(215.2)	$42.8
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	69.2	65.1
Amortization of intangibles	0.6	3.5
Amortization of debt market value adjustments	-	(9.5)
Deferred income taxes	(2.3)	24.3
Goodwill Impairment	135.8	-
Fixed-asset impairment	11.5	-
Changes in certain assets and liabilities:
Accounts receivable	6.6	33.3
Inventories	(12.7)	9.2
Prepaid taxes	1.0	0.5
Taxes applicable to subsequent years	33.5	34.9
Deferred regulatory costs, net	(4.3)	7.7
Accounts payable	18.3	(10.7)
Accrued taxes payable	35.8	(43.0)
Accrued interest payable	(0.4)	0.8
Pension, retiree and other benefits	(6.2)	6.4
Unamortized investment tax credit	(0.3)	(0.3)
Insurance and claims costs	0.5	-
Other	(18.7)	(6.9)
Net cash provided by operating activities	52.7	158.1

Cash flows from investing activities:
Capital expenditures	(55.2)	(67.2)
Purchase of emission allowances	(0.1)	-
Purchase of renewable energy credits	(1.4)	(1.8)
Decrease / (increase) in restricted cash	(11.0)	1.8
Other investing activities, net	1.2	(1.1)
Net cash used for investing activities	(66.5)	(68.3)

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)

	Six months ended June 30,
$ in millions	2014	2013
Net cash from financing activities:
Issuance of long-term debt	-	200.0
Deferred finance costs	(0.1)	(7.3)
Withdrawals from revolving credit facilities	115.0	50.0
Repayment of borrowings from revolving credit facilities	(115.0)	-
Retirement of long-term debt	(0.1)	(425.1)
Net cash from financing activities	(0.2)	(182.4)

Cash and cash equivalents:
Net change	(14.0)	(92.6)
Balance at beginning of period	53.2	192.1
Cash and cash equivalents at end of period	$39.2	$99.5

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$59.3	$68.9
Income taxes paid / (refunded), net	$0.2	$(19.7)
Non-cash financing and investing activities:
Accruals for capital expenditures	$7.9	$9.4

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
$ in millions	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$39.2	$53.2
Restricted cash	24.5	13.5
Accounts receivable, net (Note 2)	196.0	203.3
Inventories (Note 2)	95.4	82.7
Taxes applicable to subsequent years	37.1	70.6
Regulatory assets, current (Note 3)	29.8	20.8
Other prepayments and current assets	53.7	35.1
Total current assets	475.7	479.2

Property, plant & equipment:
Property, plant & equipment	2,703.1	2,677.0
Less: Accumulated depreciation and amortization	(261.4)	(206.7)
	2,441.7	2,470.3
Construction work in process	66.2	63.9
Total net property, plant & equipment	2,507.9	2,534.2

Other non-current assets:
Regulatory assets, non-current (Note 3)	150.5	159.7
Goodwill	317.0	452.8
Intangible assets, net of amortization	37.7	42.8
Other deferred assets	41.2	52.8
Total other non-current assets	546.4	708.1

Total assets	$3,530.0	$3,721.5

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
$ in millions	2014	2013

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt (Note 5)	$30.1	$10.2
Accounts payable	88.8	78.2
Accrued taxes	160.4	89.4
Accrued interest	28.3	28.5
Customer security deposits	14.3	13.9
Insurance and claims costs	7.2	6.7
Other current liabilities	71.2	64.2
Total current liabilities	400.3	291.1

Non-current liabilities:
Long-term debt (Note 5)	2,264.3	2,284.2
Deferred taxes	552.3	564.3
Taxes payable	43.9	79.1
Regulatory liabilities, non-current	122.6	121.1
Pension, retiree and other benefits	42.9	51.6
Unamortized investment tax credit	2.5	2.8
Other deferred credits	72.4	69.4
Total non-current liabilities	3,100.9	3,172.5

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock, including Other paid-in capital:
1,500 shares authorized; 1 share issued and outstanding at June 30, 2014 and December 31, 2013	2,237.3	2,237.0
Accumulated other comprehensive income	10.4	24.6
Retained deficit	(2,237.3)	(2,022.1)
Total common shareholder's equity	10.4	239.5

Total liabilities and shareholder's equity	$3,530.0	$3,721.5

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

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however distribution and transmission retail services are still regulated.  DP&L has the exclusive right to provide such distribution and transmission services to its more than 515,000 customers located in West Central Ohio.  Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio and generates electricity at seven coal-fired electric generating facilities and numerous transmission facilities, which are included in the financial statements at amortized cost.  During 2014, DP&L is required to source 10% of the generation for its SSO customers through a competitive bid process, 60% in 2015 and 100% in 2016.  Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense.  DP&L's sales reflect the general economic conditions, seasonal weather patterns and the market price of electricity.  DP&L sells any excess energy and capacity into the wholesale market.  On March 19, 2014, the PUCO issued a fourth entry on rehearing which reinstated the time by which DP&L must separate its generation assets from its transmission and distribution assets to no later than January 1, 2017.  While the OCC filed an application for rehearing on this Commission Order, it was denied by final order issued on July 23, 2014.  DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of DPLER’s retail customers.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly owned subsidiary MC Squared.  DPLER has approximately 310,000 customers currently located throughout Ohio and Illinois.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity, and MVIC, our captive insurance company that provides insurance services to our subsidiaries and us.  All of DPL’s subsidiaries are wholly owned.

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

DPL and its subsidiaries employed 1,205 people as of June 30, 2014, of which 1,149 were employed by DP&L.  Approximately 61% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2014.

Financial Statement Presentation

DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP.  DP&L has undivided ownership interests in seven coal-fired generating facilities and numerous transmission facilities which are included in the financial statements at amortized cost, which was adjusted to fair value at the Merger date for DPL.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Results of Operations.  See Note 4 for more information.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2014; our results of operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2014 may not be indicative of our results that will be realized for the full year ending December 31, 2014.

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

Sale of Receivables

DPLER sells receivables from its customers in Duke Energy’s territory to Duke Energy.  Receivables sold to Duke Energy during the three months ended June 30, 2014 and 2013 were $10.4 million and $5.1 million, respectively.  Receivables sold to Duke Energy during the six months ended June 30, 2014 and 2013 were $19.8 million and $9.6 million, respectively.  Similarly, MC Squared sells receivables from its customers in ComEd territory to ComEd.  Receivables sold to ComEd during the three months ended June 30, 2014 and 2013 were $18.5 million and $18.3 million, respectively.  Receivables sold to ComEd during the six months ended June 30, 2014 and 2013 were $41.2 million and $35.2 million, respectively.  There is no recourse or any

other continuing involvement associated with the sold receivables.    These sales are at face value for cash at the amounts billed for DPLER or MC Squared customers’ use of energy.

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

Intangibles

Intangibles include emission allowances, renewable energy credits, customer relationships and customer contracts.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  In addition, we recorded emission allowances at their fair value as of the Merger date.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the carrying value of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  During the three and six months ended June 30, 2014 and 2013, gains from the sale of emission allowances were immaterial.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DPL collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and recorded as a reduction in revenues.  The amounts of such taxes collected for the three months ended June 30, 2014 and 2013 were $11.6 million and $11.6 million, respectively.  The amounts of such taxes collected for the three and six months ended June 30, 2014 and 2013 were $25.9 million and $25.0 million, respectively.

Related Party Transactions

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, DPL and DP&L.  The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations.  This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of non-regulated businesses.

In the normal course of business, DPL enters into transactions with other subsidiaries of AES.  The following table provides a summary of these transactions:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2014	2013	2014	2013
Transactions with the Service Company
Charges for services provided	$9.1	$-	$22.3	$-

Transactions with the Service Company	At June 30, 2014	At December 31, 2013
Net payable to the Service Company	$(2.0)	$-

(a)DP&L is in a prepaid position if it has advanced funds to the Service Company.

Recently Issued Accounting Standards

Revenue from Contracts with Customers

The FASB recently issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective for annual and interim periods beginning after December 15, 2016; with retrospective application.  The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Because the guidance in this Update is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns.  Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.  We have not yet determined the extent, if any, to which our overall results of operations, financial position or cash flows may be affected by the implementation of this accounting standard.

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

2. Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
$ in millions	2014	2013

Accounts receivable, net:
Unbilled revenue	$76.0	$77.8
Customer receivables	112.9	102.7
Amounts due from partners in jointly owned plants	6.6	15.8
Other	2.5	8.2
Provision for uncollectible accounts	(2.0)	(1.2)
Total accounts receivable, net	$196.0	$203.3

Inventories, at average cost:
Fuel and limestone	$57.9	$42.7
Plant materials and supplies	35.7	38.2
Other	1.8	1.8
Total inventories, at average cost	$95.4	$82.7

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2014	2013	2014	2013

Gains and losses on Available-for-sale securities activity (Note 8):

	Other income / (deductions)	$-	$1.5	$0.3	$1.7
	Total before income taxes	-	1.5	0.3	1.7
	Tax expense	-	(0.5)	(0.1)	(0.6)
	Net of income taxes	-	1.0	0.2	1.1

Gains and losses on cash flow hedges (Note 9):

	Interest Expense	(0.2)	-	(0.7)	-
	Revenue	8.3	2.2	18.5	1.7
	Purchased power	(0.1)	0.4	(1.2)	1.5
	Total before income taxes	8.0	2.6	16.6	3.2
	Tax expense	(2.7)	(1.0)	(5.8)	(1.4)
	Net of income taxes	5.3	1.6	10.8	1.8

Amortization of defined benefit pension items (Note 7):

	Tax benefit	-	-	-	0.3
	Net of income taxes	-	-	-	0.3

Total reclassifications for the period, net of income taxes		$5.3	$2.6	$11.0	$3.2

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2014 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2014	$0.6	$20.6	$3.4	$24.6

Other comprehensive loss before reclassifications	(0.2)	(25.0)	-	(25.2)
Amounts reclassified from accumulated other comprehensive income / (loss)	0.2	10.8	-	11.0
Net current period other comprehensive income / (loss)	-	(14.2)	-	(14.2)

Balance June 30, 2014	$0.6	$6.4	$3.4	$10.4

3.  Regulatory Assets

DP&L’s regulatory asset for deferred storm costs represents costs incurred to repair the damage caused to DP&L’s transmission and distribution equipment by major storms in 2008, 2011 and 2012. Such costs are included in Regulatory Assets, non-current on the accompanying Condensed Consolidated Balance Sheets and were $22.3 million and $25.6 million as of June 30, 2014 and December 31, 2013, respectively. DP&L filed an application with the PUCO in 2012 to recover these costs.  The main issue in the case is the level of storm costs that should be recoverable. On April 14, 2014, DP&L reached an agreement in principle with the PUCO Staff whereby DP&L would recover storm costs of $22.3 million from all customers on a non-bypassable basis.  As a result of these developments, we reduced the regulatory asset balance to $22.3 million as our best estimate of the amount that is probable of recovery.  In accordance with FASC 980 “Regulated Operations”, the reduction was recognized as a current period expense, which is included in Operation and maintenance and the corresponding adjustment to carrying costs which is included in interest expense on the accompanying Condensed Consolidated Statements of Results of Operations.  A stipulation was finalized and filed at the PUCO and a hearing took place the first week of June 2014.  A decision is expected before the end of the year.

4.  Ownership of Coal-fired Facilities

DP&L and certain other Ohio utilities have undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  At June 30, 2014, DP&L had $21.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities at June 30, 2014 is as follows:

	DP&L Share		DPL Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Beckjord Unit 6	50.0	207	$2	$1	$-	No
Conesville Unit 4	16.5	129	24	1	1	Yes
East Bend Station	31.0	186	-	-	1	Yes
Killen Station	67.0	402	309	15	1	Yes
Miami Fort Units 7 and 8	36.0	368	213	18	1	Yes
Stuart Station	35.0	808	211	14	13	Yes
Zimmer Station	28.1	365	178	30	4	Yes
Transmission (at varying percentages)		n/a	42	5	-
Total		2,465	$979	$84	$21

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

As discussed in Note 13, we have reached an agreement to sell our interest in the East Bend station.

5.  Debt Obligations

Long-term debt

	June 30,	December 31,
$ in millions	2014	2013

First mortgage bonds due in September 2016 - 1.875%	$445.0	$445.0
Pollution control series due in January 2028 - 4.7%	36.0	36.0
Pollution control series due in January 2034 - 4.8%	179.6	179.6
Pollution control series due in September 2036 - 4.8%	96.4	96.4
Pollution control series due in November 2040 - rates from: 0.04% - 0.15% and 0.05% - 0.24% (a)	100.0	100.0
U.S. Government note due in February 2061 - 4.2%	18.2	18.3
Unamortized debt discount	(0.6)	(0.7)
Total long-term debt at subsidiary	874.6	874.6

Bank term loan due in May 2018 - rates from: 2.41% - 2.42% and 2.42% - 2.45% (a)	160.0	180.0
Senior unsecured bonds due in October 2016 - 6.5%	430.0	430.0
Senior unsecured bonds due in October 2021 - 7.3%	780.0	780.0
Note to DPL Capital Trust II due in September 2031 - 8.125%	19.7	19.6
Total non-current portion of long-term debt	$2,264.3	$2,284.2

Current portion of long-term debt

	June 30,	December 31,
$ in millions	2014	2013

Bank term loan due in May 2018 - rates from: 2.41% - 2.42% and 2.42% - 2.45% (a)	$30.0	$10.0
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
Capital lease obligations	-	0.1
Total current portion of long-term debt	$30.1	$10.2

(a)Range of interest rates for the six months ended June 30, 2014 and the twelve months ended December 31, 2013, respectively.

At June 30, 2014, maturities of long-term debt are as follows:

Due within the twelve months ending June 30,
($ in millions)
2015	$30.1
2016	40.1
2017	915.1
2018	80.1
2019	0.1
Thereafter	1,232.7
Total maturities	2,298.2

Unamortized premiums and discounts	(3.8)
Total long-term debt	$2,294.4

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

The payment of principal and interest on each series of the bonds when due is backed by two standby letters of credit issued by JPMorgan Chase Bank, N.A.  DP&L amended these standby letters of credit on May 31, 2013 and extended the stated maturities to June 2018.  These amended facilities are irrevocable, have no subjective acceleration clauses and remain subject to terms and conditions that are substantially similar to those of the pre-existing facilities.  Fees associated with this letter of credit facility were not material during the six months ended June 30, 2014 and 2013.

On May 10, 2013, DP&L closed a $300.0 million unsecured revolving credit agreement with a syndicated bank group. This $300.0 million facility has a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million.  At June 30, 2014, there were two letters of credit in the amount of $0.7 million outstanding, with the remaining $299.3 million available to DP&L.  Fees associated with this letter of credit facility were not material during the three and six months ended June 30, 2014.

DP&L’s unsecured revolving credit agreement and DP&L’s amended standby letters of credit have two financial covenants, the first measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter.  The second financial covenant ratio compares EBITDA to Interest Expense ratio.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

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

On May 10, 2013, DPL entered into a $200.0 million unsecured term loan agreement.  This term loan has a five year term expiring on May 10, 2018; however, if DPL has not either: (a) prepaid the full $200.0 million term loan balance; or (b) refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this term loan shall be July 15, 2016.  This term loan amortizes at 5% of the original balance per quarter from September 2014 to maturity.  Fees associated with this term loan were not material during the six months ended June 30, 2014.

On May 10, 2013, DPL entered into a $100.0 million unsecured revolving credit facility. This $100.0 million facility has a $100.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility has a five year term expiring on May 10, 2018; however, if DPL has not refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this facility shall be July 15, 2016.  DPL had no outstanding borrowings or letters of credit under this facility at June 30, 2014 or December 31, 2013.    Fees associated with this facility were not material during the six months ended June 30, 2014.

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

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

6.  Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
DPL	(4.8)%	13.3%	(49.0)%	18.2%

Income tax expense for the three and six months ended June 30, 2014 and 2013 was calculated using the estimated annual effective income tax rates for 2014 and 2013 of (49.0)% and 30.7%, respectively.  For the three and six months ended June 30, 2014 and June 30, 2013, management estimated the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the six months ended June 30, 2014, the decrease in DPL’s effective rate compared to the same period in 2013 primarily reflects decreased pre-tax earnings related to the non-deductible goodwill impairment during the first quarter of 2014, which is treated as a permanent item in the annual effective income tax rate.

For the six months ended June 30, 2013, DPL’s current period effective rate was less than the estimated annual effective rate due primarily to a favorable resolution of the 2008 IRS examination in the first quarter of 2013.

7.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three and six months ended June 30, 2014 or 2013, respectively.

The amounts presented in the following tables for pension include both the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three and six months ended June 30, 2014 and 2013 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
$ in millions	2014	2013	2014	2013
Service cost	$1.5	$1.8	$-	$-
Interest cost	4.4	3.9	0.2	0.2
Expected return on plan assets (a)	(5.6)	(5.9)	-	(0.1)
Amortization of unrecognized:
Prior service cost	0.3	1.2	-	(0.1)
Actuarial loss / (gain)	0.8	0.4	(0.2)	-
Net periodic benefit cost	$1.4	$1.4	$-	$-

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Service cost	$3.0	$3.6	$0.1	$0.1
Interest cost	8.8	7.8	0.4	0.4
Expected return on plan assets (a)	(11.4)	(11.8)	(0.1)	(0.2)
Amortization of unrecognized:
Prior service cost	0.7	2.4	-	(0.2)
Actuarial loss / (gain)	1.7	0.8	(0.3)	-
Net periodic benefit cost	$2.8	$2.8	$0.1	$0.1

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

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement

2014	$12.5	$1.1
2015	23.9	2.1
2016	23.9	2.0
2017	24.3	1.8
2018	24.6	1.6
2019 - 2023	126.5	6.7

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at June 30, 2014 and December 31, 2013.  See also Note 9 for the fair values of our derivative instruments.

	June 30, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.8	3.9	3.3	4.4
Debt securities	4.8	4.8	5.4	5.5
Hedge funds	0.8	0.9	0.9	0.9
Real estate	0.4	0.4	0.4	0.4
Total Assets	$9.0	$10.2	$10.3	$11.5

Liabilities
Debt	$2,294.4	$2,424.3	$2,294.4	$2,334.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt, which is presented at amortized carrying value.

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

Master Trust Assets

DP&L established Master Trusts to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes.  These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit.  These investments are recorded at fair value within Other deferred assets on the balance sheets and classified as available for sale.  Any unrealized gains or losses are recorded in AOCI until the securities are sold.

DPL  had $0.9 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2014 and $0.9 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses in AOCI at December 31, 2013.

During the six months ended June 30, 2014,  an immaterial amount of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.  An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the distribution of benefits.

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

The fair value of assets and liabilities at June 30, 2014 and December 31, 2013 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$-	$-
Equity securities	3.9	3.9	-	-
Debt securities	4.8	4.8	-	-
Hedge funds	0.9	-	0.9	-
Real estate	0.4	0.4	-	-
Total Master Trust assets	10.2	9.3	0.9	-

Derivative Assets
Heating oil	0.1	0.1	-	-
Forward power contracts	15.9	-	15.9	-
Total Derivative assets	16.0	0.1	15.9	-

Total Assets	$26.2	$9.4	$16.8	$-

Liabilities
Derivative Liabilities
FTRs	$1.3	$-	$-	$1.3
Forward power contracts	34.2	-	34.2	-
Total Derivative liabilities	35.5	-	34.2	1.3

Long-term debt	2,424.3	-	2,406.0	18.3

Total Liabilities	$2,459.8	$-	$2,440.2	$19.6

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2013	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.3	$0.3	$-	$-
Equity securities	4.4	4.4	-	-
Debt securities	5.5	5.5	-	-
Hedge funds	0.9	-	0.9	-
Real estate	0.4	0.4	-	-
Total Master Trust assets	11.5	10.6	0.9	-

Derivative assets
FTRs	0.2	-	-	0.2
Heating oil futures	0.2	0.2	-	-
Forward power contracts	13.4	-	13.4	-
Total Derivative assets	13.8	0.2	13.4	0.2

Total Assets	$25.3	$10.8	$14.3	$0.2

Liabilities
Derivative liabilities
Forward power contracts	$10.6	$-	10.6	$-
Total Derivative liabilities	10.6	-	10.6	-

Long-term debt	2,334.6	-	2,316.1	18.5

Total Liabilities	$2,345.2	$-	$2,326.7	$18.5

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

Approximately 97% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  There were no additions to AROs in the three months ended June 30, 2014.  Additions to AROs for the six months ended June 30, 2014 were $1.2 million for asbestos and underground storage tank AROs.    Additions to AROs were not material during the three and six months ended June 30, 2013.

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

$ in millions	Six months ended June 30, 2014
	Carrying	Fair Value			Gross
	Amount (c)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets held and used (a)
DP&L (East Bend)	$14.2	$-	$-	$2.7	$11.5
Goodwill (b)
DPLER Reporting unit	$135.8	$-	$-	$-	$135.8

(a)See Note 13 for further information

(b)See Note 12 for further information

(c)Carrying amount at date of valuation

9.  Derivative Instruments and Hedging Activities

In the normal course of business, DPL enters into various financial instruments, including derivative financial instruments.  We use derivatives principally to manage the risk of changes in market prices for commodities and interest rate risk associated with our long-term debt.  The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts.  Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required.  The objective of the hedging program is to mitigate financial risks while ensuring that we have adequate resources to meet our requirements.  We monitor and value derivative positions monthly as part of our risk management processes.  We use published sources for pricing, when possible, to mark positions to market.  All of our derivative instruments are used for risk management purposes and are designated as normal purchase/normal sale, cash flow hedges or marked to market each reporting period.

At June 30, 2014, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	25.6	-	25.6
Heating oil futures	Mark to Market	Gallons	1,050.0	-	1,050.0
Forward power contracts	Cash Flow Hedge	MWh	140.1	(3,700.9)	(3,560.8)
Forward power contracts	Mark to Market	MWh	2,899.6	(2,788.4)	111.2

At December 31, 2013, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	7.1	-	7.1
Heating oil futures	Mark to Market	Gallons	1,428.0	-	1,428.0
Forward power contracts	Cash Flow Hedge	MWh	140.4	(4,705.7)	(4,565.3)
Forward power contracts	Mark to Market	MWh	3,177.8	(2,883.1)	294.7

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

The following tables provide information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(5.7)	$18.9	$(5.7)	$4.6

Net gains / (losses) associated with current period hedging transactions	(12.1)	-	3.0	8.2

Net gains / (losses) reclassified to earnings
Interest expense	-	(0.1)	-	-
Revenues	5.5	-	1.3	-
Purchased power	(0.1)	-	0.3	-
Ending accumulated derivative gain / (loss) in AOCI	$(12.4)	$18.8	$(1.1)	$12.8

	Six months ended		Six months ended
	June 30, 2014		June 30, 2013
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$1.4	$19.2	$(3.0)	$0.5

Net gains / (losses) associated with current period hedging transactions	(25.0)	-	0.1	12.3

Net gains / (losses) reclassified to earnings
Interest expense	-	(0.4)	-	-
Revenues	12.0	-	0.9	-
Purchased power	(0.8)	-	0.9	-
Ending accumulated derivative gain / (loss) in AOCI	$(12.4)	$18.8	$(1.1)	$12.8

Portion expected to be reclassified to earnings in the next twelve months (a)	$(9.4)	$(0.6)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	18	0

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Results of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.  FTRs, heating oil futures, and certain forward power contracts are currently marked to market.

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

The following tables present the amount and classification within the Condensed Consolidated Statements of Results of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2014 and 2013.

For the three months ended June 30, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$0.1	$(1.2)	$1.8	$0.7
Realized gain / (loss)	-	0.6	0.5	1.1
Total	$0.1	$(0.6)	$2.3	$1.8

Recorded in Income Statement: gain / (loss)
Revenues	$-	$-	$-	$-
Purchased power	-	(0.6)	2.3	1.7
Fuel	0.1	-	-	0.1
O&M	-	-	-	-
Total	$0.1	$(0.6)	$2.3	$1.8

For the three months ended June 30, 2013

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$(0.3)	$(0.9)	$18.4	$17.2
Realized gain / (loss)	-	0.6	0.9	1.5
Total	$(0.3)	$(0.3)	$19.3	$18.7

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-	$-
Regulatory (asset) / liability	(0.1)	-	-	(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	-	-	-	-
Purchased power	-	(0.3)	19.3	19.0
Fuel	(0.2)	-	-	(0.2)
O&M	-	-	-	-
Total	$(0.3)	$(0.3)	$19.3	$18.7

For the six months ended June 30, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized loss	$(0.1)	$(1.5)	$(3.7)	$(5.3)
Realized gain / (loss)	0.1	0.6	(1.5)	(0.8)
Total	$-	$(0.9)	$(5.2)	$(6.1)

Recorded on Balance Sheet:
Regulatory (asset) / liability	$-	$-	$-	$-

Recorded in Income Statement: gain / (loss)
Purchased power	-	(0.9)	(5.2)	(6.1)
Fuel	-	-	-	-
O&M	-	-	-	-
Total	$-	$(0.9)	$(5.2)	$(6.1)

For the six months ended June 30, 2013

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$(0.3)	$(0.9)	$10.4	$9.2
Realized gain	-	1.2	1.3	2.5
Total	$(0.3)	$0.3	$11.7	$11.7

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-	$-
Regulatory (asset) / liability	(0.1)	-	-	(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	-	-	-	-
Purchased power	-	0.3	11.7	12.0
Fuel	(0.2)	-	-	(0.2)
O&M	-	-	-	-
Total	$(0.3)	$0.3	$11.7	$11.7

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

Fair Values of Derivative Instruments
at June 30, 2014
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$0.8	$(0.7)	$-	$0.1
Forward power contracts	MTM	12.9	(9.1)	-	3.8
Heating oil	MTM	0.1	-	(0.1)	-

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	0.3	(0.3)	-	-
Forward power contracts	MTM	1.9	(1.8)	-	0.1
Total assets		$16.0	$(11.9)	$(0.1)	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$15.0	$(0.7)	$(11.2)	$3.1
Forward power contracts	MTM	14.4	(9.1)	(5.0)	0.3
FTRs	MTM	1.3	-	-	1.3

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	2.8	(0.3)	(2.5)	-
Forward power contracts	MTM	2.0	(1.8)	(0.1)	0.1
Total liabilities		$35.5	$(11.9)	$(18.8)	$4.8

At June 30, 2014, the table above includes Forward power contracts in a short-term asset position of $13.7 million and a long-term asset position of $2.2 million. Forward power contracts with a value of $0.2 million have been omitted from the above table as they had been, but no longer need to be, accounted for as derivatives at fair value.  These derivatives are being amortized to earnings over the remaining term of the associated forward contracts.

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

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at June 30, 2014 was $35.5 million.  Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt does not maintain an investment grade credit rating, our counterparties to the derivative instruments could request immediate payment or immediate and full overnight collateralization of the MTM loss.  The MTM loss positions at June 30, 2014 were offset by $18.8 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $11.9 million.  If our counterparties were to call for collateral, we could have to post collateral for the remaining $4.8 million.

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

At June 30, 2014, DPL had $26.0 million of guarantees to third parties for future financial or performance assurance under such agreements:  $2.0 million of guarantees on behalf of DPLER, $23.7 million of guarantees on behalf of DPLE and $0.3 million of guarantees on behalf of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.7 million at June 30, 2014.

To date, DPL has not incurred any losses related to the guarantees of DPLER’s, DPLE’s or MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of June 30, 2014, DP&L could be responsible for the repayment of 4.9%, or $75.4 million, of a $1,538.4 million debt obligation that has maturities from 2018 to 2040.  This would only happen if OVEC defaulted on its debt payments.  At June 30, 2014, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2013.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2014, cannot be reasonably determined.

Environmental Matters

DPL’s and DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws.  The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including the Ohio SIP) which require compliance, obtaining permits and reporting as to air emissions,
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

•

Rules and future rules issued by the USEPA associated with the federal Clean Water Act, which prohibit the discharge of pollutants into waters of the United States except pursuant to appropriate permits, and

•

Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products.  The USEPA has previously determined that fly ash and other coal combustion by-products are not hazardous waste subject to the Resource Conservation and Recovery Act (RCRA), but the USEPA is reconsidering that determination and planning to finalize a new rule regulating coal combustion by-products.  A change in determination or other additional regulation of fly ash or other coal combustion byproducts could significantly increase the costs of disposing of such by-products.

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at these facilities in an effort to comply, or to determine compliance, with such regulations.  We record liabilities for environmental losses that are probable of occurring and can be reasonably estimated.  At June 30, 2014, and December 31, 2013, we had accruals of approximately $1.3 million and $1.1 million, respectively, for environmental matters and other claims.  We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our accruals.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Cross-State Air Pollution Rule

On April 29, 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court) that had vacated CSAPR and remanded the case back to the D.C. Circuit Court.  On June 26, 2014, the U.S. Department of Justice, on behalf of the USEPA, filed a motion with the D.C. Circuit Court to lift the current stay on CSAPR.  Assuming CSAPR is reinstated, the USEPA is expected to establish new effective dates for compliance with the reduced emissions levels.  At this time, the timeline for further proceedings is unknown and, it is not possible to predict what impacts this action may have on our consolidated financial condition, results of operations or cash flows, but it is not expected to be material.

National Ambient Air Quality Standards

Effective August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard.  Initial non-attainment designations were made July 25, 2013, and Pierce Township in Clermont County, location of DP&L’s co-owned unit Beckjord Unit 6, was the only area with DP&L operations recommended as non-attainment.  Non-attainment areas will be required to meet the 2010 standard by October 2018. On April 17, 2014, the USEPA proposed a data requirements rule for air agencies to ascertain attainment characterization more extensively across the country by additional modeling and/or monitoring requirements of areas with sources that exceed specified thresholds of SO2 emissions.  The rule, if finalized, could require the installation of monitors at one or more of DP&L’s coal-fired power plants and result in additional non-attainment designations that could impact our operations.  DP&L is unable to determine the effect of the proposed rule on its operations.

Carbon Dioxide and Other Greenhouse Gas Emissions

Under USEPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the USEPA began regulating GHG emissions from certain stationary sources in January 2011.  The Tailoring Rule sets forth criteria for determining which facilities are required to obtain permits for their GHG emissions pursuant to the CAA Prevention of Significant Deterioration (PSD) and Title V operating permit programs.  The U.S Supreme Court reviewed several cases addressing the USEPA’s authority to issue GHG PSD permits under Section 165 of the CAA, and on June 23, 2014 ruled that the USEPA had exceeded its statutory authority in issuing the Tailoring Rule.  However, the Supreme Court upheld the USEPA’s ability to include Best Available Control Technology (BACT) requirements for GHGs emitted by sources that are already subject to the PSD requirements for other pollutants.  Therefore, if future modifications to DP&L’s sources require PSD review for other pollutants, it may also trigger GHG BACT requirements.  The USEPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis.

The USEPA issued proposed GHG emissions rules for existing, modified and reconstructed generating units on June 2, 2014.  Under the proposed rules, called the Clean Power Plan, states would be judged against state-specific CO2 emissions targets beginning in 2020, with an expected total U.S. power section emissions reduction of 30% from 2005 levels by 2030.  For Ohio specifically, the Clean Power Plan proposes an interim goal for 2020-2029 and a proposed 2030 final goal of 1,452 pounds of CO2 per megawatt hour and 1,338 pounds of CO2 per megawatt hour, respectively.  The proposed rule requires states to submit implementation plans to  meet the standards set forth in the rule by June 30, 2016, with the possibility of one- or two-year extensions under certain circumstances.  The state plans may focus on energy efficiency improvements at power stations, state renewable portfolio standards, re-dispatch to natural gas combined cycle and other measures.  We could be required, among other things, to make efficiency improvements at our facilities.  USEPA expects to finalize this rule by June 1, 2015.  We cannot predict the effect of these proposed or forthcoming standards on DP&L’s operations.

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

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  The USEPA finalized new regulations on May 19, 2014. The final rule may require material changes to the intake structure at Stuart Station to reduce impingement with the possibility of additional site specific requirements for reducing entrainment.  We do not yet know the full impact the final rules will have on our operations.

On June 5, 2014, the Ohio EPA issued a draft renewal NPDES permit for Killen Station. DP&L has reviewed the draft permit and submitted comments, but we do not expect the proposed changes to the permit to have a material impact on Killen’s operations.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) was executed and became effective among a group of PRPs, not including DP&L, and the USEPA.  On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC.  That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower court’s ruling.  DP&L cannot predict whether the plaintiffs will seek rehearing from the entire 6th Circuit or may appeal to the U.S. Supreme Court.  DP&L is unable to predict the outcome of any such actions by the plaintiffs.  Additionally, the Court’s ruling and the Appeal Court affirmance of that ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

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

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity sold to DP&L’s standard service offer customers is primarily generated at seven coal-fired power plants and DP&L distributes power to more than 515,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  During 2014, DP&L is required to source 10% of the generation for its standard service offer customers through a competitive bid process,  60% in 2015 and 100% in 2016.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the PJM wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 310,000 customers located throughout Ohio and in Illinois.  This number includes 143,000 customers in Northern Illinois of MC Squared, a Chicago-based retail electricity supplier.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.  The majority of intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the three months ended June 30, 2014
Revenues from external customers	$254.0	$125.2	$11.0	$(0.1)	$390.1
Intersegment revenues	111.5	-	0.1	(111.6)	-
Total revenues	365.5	125.2	11.1	(111.7)	390.1

Fuel	58.6	-	2.2	-	60.8
Purchased power	136.9	111.1	1.3	(110.9)	138.4
Amortization of intangibles	-	-	0.3	-	0.3

Gross margin	$170.0	$14.1	$7.3	$(0.8)	$190.6

Depreciation and amortization	$35.3	$0.2	$(1.5)	$(0.1)	$33.9
Interest expense	8.3	0.1	23.6	(0.1)	31.9
Income tax expense (benefit)	6.0	1.3	(35.3)	(0.1)	(28.1)
Net income / (loss)	13.9	2.6	17.3	-	33.8

Cash capital expenditures	$25.6	$-	$1.2	$-	$26.8

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the three months ended June 30, 2013
Revenues from external customers	$244.4	$124.9	$5.6	$-	$374.9
Intersegment revenues	107.5	-	1.0	(108.5)	-
Total revenues	351.9	124.9	6.6	(108.5)	374.9

Fuel	84.7	-	0.9	-	85.6
Purchased power	72.3	109.5	-	(107.6)	74.2
Amortization of intangibles	-	-	1.8	-	1.8

Gross margin	$194.9	$15.4	$3.9	$(0.9)	$213.3

Depreciation and amortization	$35.1	$0.2	$(2.0)	$-	$33.3
Interest expense	10.0	0.1	19.7	(0.2)	29.6
Income tax expense (benefit)	6.4	2.0	(4.9)	-	3.5
Net income / (loss)	30.3	3.6	(11.1)	-	22.8

Cash capital expenditures	$33.2	$-	$0.2	$-	$33.4

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the six months ended June 30, 2014
Revenues from external customers	$546.6	$273.6	$30.2	$-	$850.4
Intersegment revenues	251.0	-	1.1	(252.1)	-
Total revenues	797.6	273.6	31.3	(252.1)	850.4

Fuel	142.9	-	7.9	-	150.8
Purchased power	304.9	251.3	6.7	(250.4)	312.5
Amortization of intangibles	-	-	0.6	-	0.6

Gross margin	$349.8	$22.3	$16.1	$(1.7)	$386.5

Depreciation and amortization	$71.8	$0.3	$(2.9)	$-	$69.2
Goodwill impairment	-	-	135.8	-	135.8
Fixed-asset impairment	-	-	11.5	-	11.5
Interest expense	16.1	0.2	46.7	(0.3)	62.7
Income tax expense (benefit)	10.0	0.6	60.1	-	70.7
Net income / (loss)	23.3	1.2	(239.7)	-	(215.2)

Cash capital expenditures	$53.0	$-	$2.2	$-	$55.2

At June 30, 2014
Total assets	$3,285.7	$98.7	$1,500.2	$(1,354.6)	$3,530.0

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated

For the six months ended June 30, 2013
Revenues from external customers	$516.2	$242.2	$11.1	$-	$769.5
Intersegment revenues	212.2	-	1.9	(214.1)	-
Total revenues	728.4	242.2	13.0	(214.1)	769.5

Fuel	172.9	-	1.4	-	174.3
Purchased power	166.3	215.2	0.4	(212.4)	169.5
Amortization of intangibles	-	-	3.5	-	3.5

Gross margin	$389.2	$27.0	$7.7	$(1.7)	$422.2

Depreciation and amortization	$68.7	$0.3	$(3.9)	$-	$65.1
Interest expense	19.3	0.3	40.9	(0.4)	60.1
Income tax expense (benefit)	16.0	2.9	(9.4)	-	9.5
Net income / (loss)	60.5	5.2	(22.9)	-	42.8

Cash capital expenditures	$66.8	$-	$0.4	$-	$67.2

At December 31, 2013
Total assets	$3,313.1	$105.0	$1,675.8	$(1,372.4)	$3,721.5

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

During the second quarter of 2014, we finalized the work to determine the implied fair value for the DPLER reporting unit.  There were no further adjustments to the full impairment of $135.8 million recognized in the first quarter.

13. Fixed-asset Impairment

During the first quarter of 2014, DP&L tested the recoverability of long-lived assets at East Bend, a 186 MW coal-fired plant in Kentucky jointly-owned by DP&L.  Indications during that quarter that the fair value of the asset group was less than its carrying amount were determined to be impairment indicators given how narrowly these long-lived assets had passed the recoverability test during the fourth quarter of 2013.  DP&L performed a long-lived asset impairment test and determined that the carrying amount of the asset group was not recoverable. The East Bend asset group was determined to have a fair value of $2.7 million using the market approach.  As a result, we recognized an asset impairment expense of $11.5 million.    In May 2014, an agreement was signed for the sale of DP&L’s interest in the generating assets at East Bend.  This transaction is expected to close by the end of 2014.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF RESULTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013

Revenues	$365.5	$351.9	$797.6	$728.4

Cost of revenues:
Fuel	58.6	84.7	142.9	172.9
Purchased power	136.9	72.3	304.9	166.3
Total cost of revenues	195.5	157.0	447.8	339.2

Gross margin	170.0	194.9	349.8	389.2

Operating expenses:
Operation and maintenance	84.6	91.5	180.0	182.8
Depreciation and amortization	35.3	35.1	71.8	68.7
General taxes	20.5	19.4	46.9	39.2
Total operating expenses	140.4	146.0	298.7	290.7

Operating income	29.6	48.9	51.1	98.5

Other income / (expense), net:
Investment income	0.1	1.5	0.4	1.6
Interest expense	(8.3)	(10.0)	(16.1)	(19.3)
Other expense	(1.5)	(3.7)	(2.1)	(4.3)
Total other expense	(9.7)	(12.2)	(17.8)	(22.0)

Earnings before income taxes	19.9	36.7	33.3	76.5
Income tax expense	6.0	6.4	10.0	16.0

Net income	13.9	30.3	23.3	60.5
Dividends on preferred stock	0.2	0.2	0.4	0.4

Income attributable to common stock	$13.7	$30.1	$22.9	$60.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013

Net income	$13.9	$30.3	$23.3	$60.5

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $(0.1), $1.0, $0.1 and $0.9 for each respective period	0.1	(1.9)	(0.2)	(1.6)
Reclassification to earnings, net of income tax expense of $0.0, $(0.5), $(0.1) and $(0.6) for each respective period	-	1.0	0.2	1.1
Total change in fair value of available-for-sale securities	0.1	(0.9)	-	(0.5)

Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $3.7, $(1.7), $10.6 and $(0.2) for each respective period	(14.8)	3.1	(27.7)	0.5
Reclassification to earnings, net of income tax expense of $(1.6), $(1.0), $(4.8) and $(1.3) for each respective period	6.4	1.3	12.1	1.1
Total change in fair value of derivatives	(8.4)	4.4	(15.6)	1.6

Pension and postretirement activity:
Net loss, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	-	0.9	-	1.8
Reclassification to earnings, net of income tax expense of $(0.3), $0.0, $(0.7) and $0.0 for each respective period	0.8	-	1.4	-
Total change in unfunded pension obligation	0.8	0.9	1.4	1.8

Other comprehensive income / (loss)	(7.5)	4.4	(14.2)	2.9

Net comprehensive income	$6.4	$34.7	$9.1	$63.4

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
$ in millions	2014	2013
Cash flows from operating activities:
Net income	$23.3	$60.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	71.8	68.7
Deferred income taxes	2.7	23.7
Changes in certain assets and liabilities:
Accounts receivable	(0.3)	30.8
Inventories	(12.6)	9.1
Prepaid taxes	-	0.7
Taxes applicable to subsequent years	32.3	33.3
Deferred regulatory costs, net	(4.3)	8.0
Accounts payable	18.4	(10.6)
Accrued taxes payable	(31.6)	(29.8)
Accrued interest payable	0.1	0.5
Pension, retiree and other benefits	(6.2)	6.4
Unamortized investment tax credit	(1.3)	(1.3)
Other	(17.0)	(4.6)
Net cash from operating activities	75.3	195.4

Cash flows from investing activities:
Capital expenditures	(53.0)	(66.8)
Purchase of emission allowances	(0.1)	-
Purchase of renewable energy credits	(1.4)	(1.8)
Decrease / (increase) in restricted cash	(11.4)	1.8
Proceeds from sale of property	0.4	-
Other investing activities, net	1.3	(1.2)
Net cash used for investing activities	(64.2)	(68.0)

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS (cont.)

	Six months ended June 30,
$ in millions	2014	2013
Net cash from financing activities:
Dividends paid on common stock to parent	(15.0)	(130.0)
Dividends paid on preferred stock	(0.4)	(0.4)
Issuance of notes payable - related party	15.0	-
Repayment of notes payable - related party	(15.0)	-
Deferred finance costs	(0.2)	-
Retirement of long-term debt	(0.1)	(0.1)
Net cash from financing activities	(15.7)	(130.5)

Cash and cash equivalents:
Net change	(4.6)	(3.1)
Balance at beginning of period	22.9	28.5
Cash and cash equivalents at end of period	$18.3	$25.4

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.6	$20.3
Income taxes paid / (refunded), net	$0.2	$(19.8)
Non-cash financing and investing activities:
Accruals for capital expenditures	$7.9	$9.4

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	June 30,	December 31,
$ in millions	2014	2013

ASSETS

Current assets:
Cash and cash equivalents	$18.3	$22.9
Restricted cash	24.4	13.0
Accounts receivable, net (Note 2)	147.1	147.5
Inventories (Note 2)	94.3	81.7
Taxes applicable to subsequent years	36.2	68.5
Regulatory assets, current (Note 3)	29.8	20.8
Other prepayments and current assets	52.6	32.5
Total current assets	402.7	386.9

Property, plant & equipment:
Property, plant & equipment	5,144.1	5,105.3
Less: Accumulated depreciation and amortization	(2,512.7)	(2,448.1)
	2,631.4	2,657.2
Construction work in process	65.0	60.9
Total net property, plant & equipment	2,696.4	2,718.1

Other non-current assets:
Regulatory assets, non-current (Note 3)	150.5	159.7
Intangible assets, net of amortization	5.6	8.3
Other deferred assets	30.5	40.1
Total other non-current assets	186.6	208.1

Total assets	$3,285.7	$3,313.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS

	June 30,	December 31,
$ in millions	2014	2013

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt (Note 5)	$0.1	$0.2
Accounts payable	84.4	73.9
Accrued taxes	83.4	81.0
Accrued interest	9.9	9.6
Customer security deposits	33.5	33.1
Other current liabilities	66.9	59.7
Total current liabilities	278.2	257.5

Non-current liabilities:
Long-term debt (Note 5)	877.0	876.9
Deferred taxes	627.7	632.3
Taxes payable	42.6	76.5
Regulatory liabilities, non-current	122.6	121.1
Pension, retiree and other benefits	42.9	51.6
Unamortized investment tax credit	23.6	24.9
Other deferred credits	50.6	45.4
Total non-current liabilities	1,787.0	1,828.7

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	803.4	803.5
Accumulated other comprehensive loss	(40.9)	(26.7)
Retained earnings	434.7	426.8
Total common shareholder's equity	1,197.6	1,204.0

Total liabilities and shareholder's equity	$3,285.7	$3,313.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company

Notes to Condensed Financial Statements (Unaudited)

1.  Overview and Summary of Significant Accounting Policies

Description of Business

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity for DP&L's SSO customers is primarily generated at seven coal-fired power plants and DP&L distributes electricity to more than 515,000 retail customers.  During 2014, DP&L is required to source 10% of the generation for its standard service offer customers through a competitive bid process, 60% in 2015 and 100% in 2016.  Principal industries located in DP&L’s service area include food processing, paper, plastic manufacturing and defense.  DP&L is a wholly owned subsidiary of DPL.

DP&L's retail generation sales reflect the general economic conditions, seasonal weather patterns of the area and retail competition in the area.  DP&L sells any excess energy and capacity into the wholesale market.  On March 19, 2014, the PUCO issued a fourth entry on rehearing which reinstated the time by which DP&L must separate its generation assets from its transmission and distribution assets to no later than January 1, 2017.  While the OCC filed an application for rehearing on this Commission Order, it was denied by final order issued on July 23, 2014.

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

DP&L employed 1,149 people as of June 30, 2014.  Approximately 64% of all employees are under a collective bargaining agreement which expires on October 31, 2014.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2014; our results of operations for the three and six months ended June 30, 2014 and 2013 and our cash flows for the six months ended June 30, 2014 and 2013.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2014 may not be indicative of our results that will be realized for the full year ending December 31, 2014.

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

Intangibles

Intangibles consist of emission allowances and renewable energy credits.  Emission allowances are carried on a first-in, first-out (FIFO) basis for purchased emission allowances.  Net gains or losses on the sale of excess emission allowances, representing the difference between the sales proceeds and the carrying value of emission allowances, are recorded as a component of our fuel costs and are reflected in Operating income when realized.  Emission allowances are amortized as they are used in our operations.  Renewable energy credits are amortized as they are used or retired.  During the three and six months ended June 30, 2014 and 2013, gains from the sale of emission allowances were immaterial.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and are recorded as a reduction in revenues.  The amounts of such taxes collected for the three months ended June 30, 2014 and 2013 were $11.6 million and $11.6 million, respectively.  The amounts of such taxes collected for the six months ended June 30, 2014 and 2013 were $25.9 million and $25.0 million, respectively.

Related Party Transactions

In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the US SBU, including, among other companies, DP&L.  The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations.  This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of non-regulated businesses.

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL and AES.  The following table provides a summary of these transactions:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2014	2013	2014	2013
DP&L Revenues:
Sales to DPLER (a)	$83.0	$81.3	$190.7	$160.0
Sales to MC Squared (b)	$27.0	$26.8	$58.0	$52.4

DP&L Operations and Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (c)	$(0.7)	$(0.7)	$(1.4)	$(1.4)
Expense recoveries for services provided to DPLER (d)	$1.1	$1.4	$1.1	$2.5

Transactions with the Service Company
Charges for services provided	$7.7	$-	$19.1	$-

DP&L Customer security deposits:	At June 30, 2014	At December 31, 2013
Deposits received from DPLER (e)	$19.2	$19.2

Balances with the Service Company (f)
Net payable to the Service Company	$(2.0)	$-

(a)DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers.  The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements. The increase  in DP&L’s sales to DPLER during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, is primarily due to increase in customers.

(b)DP&L also sells power to MC Squared to satisfy the electric requirements of MC Squared’s retail customers.  The revenue dollars associated with sales to MC Squared are recorded as wholesale revenues in DP&L’s Financial Statements.  The increase in DP&L’s sales to MC Squared during the six months June 30, 2014, compared to the six months ended June 30, 2013, is primarily due to the increase of customers.

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

(f)DP&L has advanced funds to the Service Company which will be applied against future charges for services

Recently Issued Accounting Standards

Revenue from Contracts with Customers

The FASB recently issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” effective for annual and interim periods beginning after December 15, 2016; with retrospective application.  The core principle of the ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  Because the guidance in this Update is principles-based, it can be applied to all contracts with customers regardless of industry-specific or transaction-specific fact patterns.  Additionally, the guidance requires improved disclosures to help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized.  We have not yet determined the extent, if any, to which our overall results of operations, financial position or cash flows may be affected by the implementation of this accounting standard.

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

2.  Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
$ in millions	2014	2013

Accounts receivable, net:
Unbilled revenue	$48.1	$47.2
Customer receivables	69.6	58.2
Amounts due from partners in jointly owned plants	6.6	15.8
Other	23.7	27.2
Provision for uncollectible accounts	(0.9)	(0.9)
Total accounts receivable, net	$147.1	$147.5

Inventories, at average cost:
Fuel and limestone	$57.9	$42.9
Plant materials and supplies	34.6	37.0
Other	1.8	1.8
Total inventories, at average cost	$94.3	$81.7

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2014 and 2013 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2014	2013	2014	2013

Gains and losses on Available-for-sale securities activity (Note 8):

	Other income / (deductions)	$-	$1.5	$0.3	$1.7
	Total before income taxes	-	1.5	0.3	1.7
	Tax expense	-	(0.5)	(0.1)	(0.6)
	Net of income taxes	-	1.0	0.2	1.1

Gains and losses on cash flow hedges (Note 9):

	Interest expense	(0.3)	(0.6)	(0.6)	(1.2)
	Revenue	8.3	2.2	18.5	1.7
	Purchased power	-	0.8	(1.0)	2.2
	Total before income taxes	8.0	2.4	16.9	2.7
	Tax expense	(1.6)	(1.1)	(4.8)	(1.6)
	Net of income taxes	6.4	1.3	12.1	1.1

Amortization of defined benefit pension items (Note 7):

	Reclassification to Other income / (deductions)	1.1	-	2.1	-
	Tax benefit	(0.3)	-	(0.7)	-
	Net of income taxes	0.8	-	1.4	-

Total reclassifications for the period, net of income taxes		$7.2	$2.3	$13.7	$2.2

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2014 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2014	$0.8	$6.2	$(33.7)	$(26.7)

Other comprehensive loss before reclassifications	(0.2)	(27.7)	-	(27.9)
Amounts reclassified from accumulated other comprehensive income / (loss)	0.2	12.1	1.4	13.7
Net current period other comprehensive income / (loss)	-	(15.6)	1.4	(14.2)

Balance June 30, 2014	$0.8	$(9.4)	$(32.3)	$(40.9)

3.  Regulatory Assets

DP&L’s regulatory asset for deferred storm costs represents costs incurred to repair the damage caused to DP&L’s transmission and distribution equipment by major storms in 2008, 2011 and 2012. Such costs are included in Regulatory Assets, non-current on the accompanying Condensed Balance Sheets and were $22.3 million and $25.6 million as of March 31, 2014 and December 31, 2013, respectively. DP&L filed an application with the PUCO in 2012 to recover these costs.  The main issue in the case is the level of storm costs that should be recoverable. On April 14, 2014, DP&L reached an agreement in principle with the PUCO Staff whereby DP&L would recover storm costs of $22.3 million from all customers on a non-bypassable basis.  As a result of these developments, we reduced the regulatory asset balance to $22.3 million as our best estimate of the amount that is probable of recovery.  In accordance with FASC 980 “Regulated Operations”, the reduction was recognized as a current period expense, which is included in Operation and maintenance and the corresponding adjustment to carrying costs which is included in interest expense on the accompanying Condensed Consolidated Statements of Results of Operations.  A stipulation was finalized and filed at the PUCO and a hearing took place the first week of June 2014.  A decision is expected before the end of the year.

4.  Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in seven coal-fired electric generating facilities and numerous transmission facilities with certain other Ohio utilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on the energy taken.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of June 30, 2014, DP&L had $21.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Results of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant & equipment in the Condensed Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned unit or station.

DP&L’s undivided ownership interest in such facilities at June 30, 2014, is as follows:

	DP&L Share		DP&L Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Beckjord Unit 6	50.0	207	$76	$72	$-	No
Conesville Unit 4	16.5	129	21	2	1	Yes
East Bend Station	31.0	186	2	2	1	Yes
Killen Station	67.0	402	624	309	1	Yes
Miami Fort Units 7 and 8	36.0	368	361	157	1	Yes
Stuart Station	35.0	808	750	316	13	Yes
Zimmer Station	28.1	365	1,099	665	4	Yes
Transmission (at varying percentages)		n/a	98	61	-
Total		2,465	$3,031	$1,584	$21

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

In May 2014, an agreement was signed for the sale of DP&L’s interest in the generating assets at East Bend.  This transaction is expected to close by the end of 2014.

5.  Debt Obligations

Long-term debt

	June 30,	December 31,
$ in millions	2014	2013

First mortgage bonds due in September 2016 - 1.875%	445.0	445.0
Pollution control series due in January 2028 - 4.7%	$35.3	$35.3
Pollution control series due in January 2034 - 4.8%	179.1	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.04% - 0.15% and 0.05% - 0.24% (a)	100.0	100.0
U.S. Government note due in February 2061 - 4.2%	18.2	18.2
Unamortized debt discount	(0.6)	(0.7)
Total non-current portion of long-term debt	$877.0	$876.9

Current portion of long-term debt

	June 30,	December 31,
$ in millions	2014	2013

U.S. Government note due in February 2061 - 4.2%	0.1	$0.1
Capital lease obligations	-	0.1
Total current portion of long-term debt	$0.1	$0.2

(a) Range of interest rates for the six months ended June 30, 2014 and the twelve months ended December 31, 2013, respectively.

At June 30, 2014, maturities of long-term debt are as follows:

Due within the twelve months ending June 30,
$ in millions
2015	$0.1
2016	0.1
2017	445.1
2018	0.1
2019	0.1
Thereafter	432.2
877.7

Unamortized discounts	(0.6)
Total long-term debt	$877.1

On December 4, 2008, the OAQDA issued $100.0 million of collateralized, variable rate Revenue Refunding Bonds Series A and B due November 1, 2040.  In turn, DP&L borrowed these funds from the OAQDA and issued corresponding bonds subject to the First and Refunding Mortgage to support repayment of the funds.  The payment of principal and interest on each series of the bonds when due is backed by two standby letters of credit issued by JPMorgan Chase Bank, N.A.  DP&L amended these standby letters of credit on May 31, 2013 and extended the stated maturities to June 2018.  These amended facilities are irrevocable, have no subjective acceleration clauses and remain subject to terms and conditions that are substantially similar to those of the pre-existing facilities.  Fees associated with these standby letter of credit facilities were not material during the three and six months ended June 30, 2014 and 2013.

On May 10, 2013, DP&L closed a  $300.0 million unsecured revolving credit agreement with a syndicated bank group. This $300.0 million facility has a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million.  At June 30, 2014, there were two letters of credit in the amount of $0.7 million outstanding, with the remaining $299.3 million available to DP&L.  Fees associated with this revolving credit facility were not material during the three and six months ended June 30, 2014.

On September 19, 2013, DP&L closed a $445.0 million issuance of senior secured first mortgage bonds.  These bonds mature on September 15, 2016, and are secured by DP&L’s First & Refunding Mortgage.

DP&L’s unsecured revolving credit agreements and DP&L’s standby letter of credit have two financial covenants, the first measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter.  The second financial covenant compares EBITDA to Interest Expense.  The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

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

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

6.  Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2014 and 2013.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
DP&L	30.2%	17.4%	29.9%	20.9%

Income tax expense for the three and six months ended June 30, 2014 and 2013 was calculated using the estimated annual effective income tax rates for 2014 and 2013 of 30.4% and 29.6%, respectively.  For the three and six months ended June 30, 2014 and 2013 management estimated the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

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

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three and six months ended June 30, 2014 or 2013, respectively.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three and six months ended June 30, 2014 and 2013 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended June 30,		Three months ended June 30,
$ in millions	2014	2013	2014	2013
Service cost	$1.4	$1.8	$0.1	$-
Interest cost	4.3	3.9	0.2	0.2
Expected return on plan assets (a)	(5.6)	(5.9)	(0.1)	-
Amortization of unrecognized:
Prior service cost	0.7	2.3	-	(0.2)
Actuarial loss / (gain)	1.6	0.7	(0.1)	-
Net periodic benefit cost	$2.4	$2.8	$0.1	$-

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Six months ended June 30,		Six months ended June 30,
$ in millions	2014	2013	2014	2013
Service cost	$2.9	$3.6	$0.1	$0.1
Interest cost	8.7	7.8	0.4	0.4
Expected return on plan assets (a)	(11.3)	(11.8)	(0.1)	(0.1)
Amortization of unrecognized:
Prior service cost	1.4	4.6	-	(0.3)
Actuarial loss / (gain)	3.2	1.4	(0.3)	-
Net periodic benefit cost	$4.9	$5.6	$0.1	$0.1

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

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement

2014	$12.5	$1.1
2015	23.9	2.1
2016	23.9	2.0
2017	24.3	1.8
2018	24.6	1.6
2019 - 2023	126.5	6.7

8.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at June 30, 2014 and December 31, 2013.  See also Note 9 for the fair values of our derivative instruments.

	June 30, 2014		December 31, 2013
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.8	3.9	3.3	4.4
Debt securities	4.8	4.8	5.4	5.5
Hedge funds	0.8	0.9	0.9	0.9
Real estate	0.4	0.4	0.4	0.4
Total assets	$9.0	$10.2	$10.3	$11.5

Liabilities
Debt	$877.1	$887.5	$877.1	$859.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Debt, which is presented at amortized cost.

Debt

The fair value of debt is based on current public market prices for disclosure purposes only.  Unrealized gains or losses are not recognized in the financial statements because debt is presented at amortized cost in the financial statements.  The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2016 to 2061.

Master Trust Assets

DP&L established Master Trusts to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes.  These assets are primarily comprised of open-ended mutual funds that are valued using the net asset value per unit.  These investments are recorded at fair value within Other deferred assets on the balance sheets and classified as available for sale.  Any unrealized gains or losses are recorded in AOCI until the securities are sold.

DP&L had $1.2 million ($0.7  million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2014 and $1.2 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2013.

During the six months ended June 30, 2014, an immaterial amount of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.  An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the disbursement of benefits.

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

The fair value of assets and liabilities at June 30, 2014 and December 31, 2013 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at June 30, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$-	$-
Equity securities	3.9	3.9	-	-
Debt securities	4.8	4.8	-	-
Hedge funds	0.9	-	0.9	-
Real estate	0.4	0.4	-	-
Total Master Trust assets	10.2	9.3	0.9	-

Derivative assets
FTRs	-	-	-	-
Heating oil	0.1	0.1	-	-
Forward power contracts	16.5	-	16.5	-
Total derivative assets	16.6	0.1	16.5	-

Total assets	$26.8	$9.4	$17.4	$-

Liabilities
Derivative liabilities
FTRs	$1.3	$-	$-	$1.3
Forward power contracts	34.3	-	34.3	-
Total derivative liabilities	35.6	-	34.3	1.3

Long-term debt	887.5	-	869.2	18.3

Total liabilities	$923.1	$-	$903.5	$19.6

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2013	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.3	$0.3	$-	$-
Equity securities	4.4	4.4	-	-
Debt securities	5.5	5.5	-	-
Hedge funds	0.9	-	0.9	-
Real estate	0.4	0.4	-	-
Total Master Trust assets	11.5	10.6	0.9	-

Derivative assets
Heating oil futures	0.2	0.2	-	-
FTRs	0.2	-	-	0.2
Forward power contracts	13.4	-	13.4	-
Total Derivative assets	13.8	0.2	13.4	0.2

Total assets	$25.3	$10.8	$14.3	$0.2

Liabilities
Derivative liabilities
Forward power contracts	10.6	-	10.6	-
Total Derivative liabilities	10.6	-	10.6	-

Long-term debt	859.6	-	841.1	18.5

Total liabilities	$870.2	$-	$851.7	$18.5

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

Approximately 97% of the inputs to the fair value of our derivative instruments are from quoted market prices for DP&L.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  There were no additions to AROS in the three months ended June 30, 2014.  Additions to AROs for the three and six months ended June 30, 2014 were $1.2 million for asbestos and underground storage tank AROs.  Additions to AROs were not material during the three and six months ended June 30, 2013.

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

At June 30, 2014, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	25.6	-	25.6
Heating oil futures	Mark to Market	Gallons	1,050.0	-	1,050.0
Forward power contracts	Cash Flow Hedge	MWh	140.1	(3,700.9)	(3,560.8)
Forward power contracts	Mark to Market	MWh	2,899.6	(2,904.2)	(4.6)

At December 31, 2013, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	7.1	-	7.1
Heating oil futures	Mark to Market	Gallons	1,428.0	-	1,428.0
Forward power contracts	Cash Flow Hedge	MWh	140.4	(4,705.7)	(4,565.3)
Forward power contracts	Mark to Market	MWh	3,172.4	(2,888.5)	283.9

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

The following tables provide information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2014 and 2013:

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$(5.9)	$4.9	$(6.9)	$6.7

Net gains / (losses) associated with current period hedging transactions	(14.7)	-	3.1	-

Net gains / (losses) reclassified to earnings
Interest expense	-	(0.3)	-	(0.6)
Revenues	6.6	-	1.4	-
Purchased power	-	-	0.5	-
Ending accumulated derivative gain / (loss) in AOCI	$(14.0)	$4.6	$(1.9)	$6.1

	Six months ended		Six months ended
	June 30, 2014		June 30, 2013
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain / (loss) in AOCI	$1.0	$5.2	$(4.7)	$7.3

Net gains / (losses) associated with current period hedging transactions	(27.7)	-	0.5	-

Net gains / (losses) reclassified to earnings
Interest expense	-	(0.6)	-	(1.2)
Revenues	13.3	-	1.1	-
Purchased power	(0.6)	-	1.2	-
Ending accumulated derivative gain / (loss) in AOCI	$(14.0)	$4.6	$(1.9)	$6.1

Net losses associated with the ineffective portion of the hedging transaction are presented in the following lines of the Condensed Statements of Results of Operations:

Portion expected to be reclassified to earnings in the next twelve months (a)	$(14.5)	$(1.2)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	18	0

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

The following tables present the amount and classification within the Condensed Statements of Results of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2014 and 2013:

For the three months ended June 30, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$0.1	$(1.2)	$2.4	$1.3
Realized gain / (loss)	-	0.6	0.6	1.2
Total	$0.1	$(0.6)	$3.0	$2.5

Recorded in Income Statement: gain / (loss)
Revenues	$-	$-	$0.7	$0.7
Purchased power	-	(0.6)	2.3	1.7
Fuel	0.1	-	-	0.1
O&M	-	-	-	-
Total	$0.1	$(0.6)	$3.0	$2.5

For the three months ended June 30, 2013

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$(0.3)	$(0.9)	$17.8	$16.6
Realized gain / (loss)	-	0.6	1.2	1.8
Total	$(0.3)	$(0.3)	$19.0	$18.4

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-	$-
Regulatory (asset) / liability	(0.1)	-	-	(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	-	-	(0.1)	(0.1)
Purchased power	-	(0.3)	19.1	18.8
Fuel	(0.2)	-	-	(0.2)
O&M	-	-	-	-
Total	$(0.3)	$(0.3)	$19.0	$18.4

For the six months ended June 30, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized loss	$(0.1)	$(1.5)	$(3.1)	$(4.7)
Realized gain / (loss)	0.1	0.6	(0.8)	(0.1)
Total	$-	$(0.9)	$(3.9)	$(4.8)

Recorded on Balance Sheet:
Regulatory (asset) / liability	$-	$-	$-	$-

Recorded in Income Statement: gain / (loss)
Revenues	-	-	1.4	1.4
Purchased power		(0.9)	(5.3)	(6.2)
Fuel	-	-	-	-
O&M	-	-	-	-
Total	$-	$(0.9)	$(3.9)	$(4.8)

For the six months ended June 30, 2013

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized gain / (loss)	$(0.3)	$(0.9)	$9.1	$7.9
Realized gain	-	1.2	1.9	3.1
Total	$(0.3)	$0.3	$11.0	$11.0

Recorded on Balance Sheet:
Partners' share of gain / (loss)	$-	$-	$-	$-
Regulatory (asset) / liability	(0.1)	-	-	(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	-	-	0.3	0.3
Purchased power	-	0.3	10.7	11.0
Fuel	(0.2)	-	-	(0.2)
O&M	-	-	-	-
Total	$(0.3)	$0.3	$11.0	$11.0

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

Fair Values of Derivative Instruments
at June 30, 2014
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$0.8	$(0.7)	$-	$0.1
Forward power contracts	MTM	13.1	(9.0)	-	4.1
Heating oil futures	MTM	0.1	-	(0.1)	-

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	0.3	(0.3)	-	-
Forward power contracts	MTM	2.3	(1.8)	-	0.5
Total assets		$16.6	$(11.8)	$(0.1)	$4.7

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$15.0	$(0.7)	$(11.2)	$3.1
Forward power contracts	MTM	14.4	(9.1)	(5.0)	0.3
FTRs	MTM	1.3	-	-	1.3

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	2.8	(0.3)	(2.5)	-
Forward power contracts	MTM	2.1	(1.8)	(0.1)	0.2
Total liabilities		$35.6	$(11.9)	$(18.8)	$4.9

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

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at June 30, 2014 was $35.6 million.  Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require our debt to maintain an investment grade credit rating from credit rating agencies.  If our debt does not maintain an investment grade credit rating, our counterparties to the derivative instruments could request immediate payment or immediate and full overnight collateralization of the MTM loss.  The MTM loss positions at June 30, 2014 were offset by $18.8 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $11.9 million.  If our counterparties were to call for collateral, DP&L could be required to post collateral for the remaining $4.9 million.

10.  Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at June 30, 2014.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

11.  Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of June 30, 2014, DP&L could be responsible for the repayment of 4.9%, or $75.4 million, of a $1,538.4 million debt obligation that has maturities from 2018 to 2040.  This would only happen if OVEC defaulted on its debt payments.  As of June 30, 2014, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2013.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2014, cannot be reasonably determined.

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
•

Rules and future rules issued by the USEPA associated with the federal Clean Water Act, which prohibit the discharge of pollutants into waters of the United States except pursuant to appropriate permits, and

•

Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products.  The USEPA has previously determined that fly ash and other coal combustion by-products are not hazardous waste subject to the Resource Conservation and Recovery Act (RCRA), but the USEPA is reconsidering that determination and planning to propose a new rule regulating coal combustion by-products.  A change in determination or other additional regulation of fly ash or other coal combustion byproducts could significantly increase the costs of disposing of such by-products.

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at our facilities in an effort to comply, or to determine compliance, with such regulations.  We record liabilities for environmental losses that are probable of occurring and can be reasonably estimated At June 30, 2014, and December 31, 2013, we had accruals of approximately $1.3 million and $1.1 million, respectively, for environmental matters and other claims.  We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Cross-State Air Pollution Rule

On April 29, 2014, the U.S. Supreme Court reversed a 2012 decision by the U.S. Court of Appeals for the District of Columbia (D.C. Circuit Court) that had vacated CSAPR and remanded the case back to the D.C. Circuit Court.  On June 26, 2014, the U.S. Department of Justice, on behalf of the USEPA, filed a motion with the D.C. Circuit Court to lift the current stay on CSAPR.  Assuming CSAPR is reinstated, the USEPA is expected to establish new effective dates for compliance with the reduced emissions levels.  At this time, the timeline for further proceedings is unknown and, it is not possible to predict what impacts this action may have on our consolidated financial condition, results of operations or cash flows, but it is not expected to be material.

National Ambient Air Quality Standards

Effective August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard.  Initial non-attainment designations were made July 25, 2013, and Pierce Township in Clermont County, location of DP&L’s co-owned unit Beckjord Unit 6, was the only area with DP&L operations recommended as non-attainment.  Non-attainment areas will be required to meet the 2010 standard by October 2018. On April 17, 2014, the USEPA proposed a data requirements rule for air agencies to ascertain attainment characterization more extensively across the country by additional modeling and/or monitoring requirements of areas with sources that exceed specified thresholds of SO2 emissions.  The rule, if finalized, could require the installation of monitors at one or more of DP&L’s coal-fired power plants and result in additional non-attainment designations that could impact our operations.  DP&L is unable to determine the effect of the proposed rule on its operations.

Carbon Dioxide and Other Greenhouse Gas Emissions

Under USEPA regulations finalized in May 2010 (referred to as the “Tailoring Rule”), the USEPA began regulating GHG emissions from certain stationary sources in January 2011.  The Tailoring Rule sets forth criteria for determining which facilities are required to obtain permits for their GHG emissions pursuant to the CAA Prevention of Significant Deterioration (PSD) and Title V operating permit programs.  The U.S Supreme Court reviewed several cases addressing the USEPA’s authority to issue GHG PSD permits under Section 165 of the CAA, and on June 23, 2014 ruled that the USEPA had exceeded its statutory authority in issuing the Tailoring Rule.  However, the Supreme Court upheld the USEPA’s ability to include Best Available Control Technology (BACT) requirements for GHGs emitted by sources that are already subject to the PSD requirements for other pollutants.  Therefore, if future modifications to DP&L’s sources require PSD review for other pollutants, it may also trigger GHG BACT requirements.  The USEPA has issued guidance on what BACT entails for the control of GHGs and individual states are now required to determine what controls are required for facilities within their jurisdiction on a case-by-case basis.

The USEPA issued proposed GHG emissions rules for existing, modified and reconstructed generating units on June 2, 2014.  Under the proposed rules, called the Clean Power Plan, states would be judged against state-specific CO2 emissions targets beginning in 2020, with an expected total U.S. power section emissions reduction of 30% from 2005 levels by 2030.  For Ohio specifically, the Clean Power Plan proposes an interim goal for 2020-2029 and a  proposed 2030 final goal of 1,452 pounds of CO2 per megawatt hour and 1,338 pounds of CO2 per megawatt hour, respectively.  The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one- or two-year extensions under certain circumstances.  The state plans may focus on energy efficiency improvements at power stations, state renewable portfolio standards, re-dispatch to natural gas combined cycle and other measures.  We could be required, among other things, to make efficiency improvements at our facilities.  USEPA expects to finalize this rule by June 1, 2015.  We cannot predict the effect of these proposed or forthcoming standards on DP&L’s operations.

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

Clean Water Act – Regulation of Water Intake

On July 9, 2004, the USEPA issued final rules pursuant to the Clean Water Act governing existing facilities that have cooling water intake structures.  The rules required an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal.  The USEPA finalized new regulations on May 19, 2014. The final rule may require material changes to the intake structure at Stuart Station to reduce impingement with the possibility of additional site specific requirements for reducing entrainment.  We do not yet know the full impact the final rules will have on our operations.

On June 5, 2014, the Ohio EPA issued a draft renewal NPDES permit for Killen Station. DP&L has reviewed the draft permit and submitted comments, but we do not expect the proposed changes to the permit to have a material impact on Killen’s operations.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) was executed and became effective among a group of PRPs, not including DP&L, and the USEPA.  On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the Court dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The Court, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012.  On February 8, 2013, the Court granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC.  That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower court’s ruling.  DP&L cannot predict whether the plaintiffs will seek rehearing from the entire 6th Circuit or may appeal to the U.S. Supreme Court.  DP&L is unable to predict the outcome of any such actions by the plaintiffs.  Additionally, the Court’s ruling and the Appeal Court affirmance of that ruling does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

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

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  DP&L is engaged in the generation, transmission, distribution and sale of electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio.  Electricity sold to DP&L's SSO customers is primarily generated at seven coal-fired power plants. During 2014, DP&L is required to source 10% of the generation for its standard service offer customers through a competitive bid process, 60% in 2015 and 100% in 2016.  By PUCO order DP&L is required to divest its generation assets by January 1, 2017.  DP&L distributes electricity to more than 515,000 retail customers in its 24 county service area.  Principal industries located within DP&L’s service area include food processing, paper, plastic manufacturing and defense.

DP&L's retail generation sales reflect the general economic conditions, seasonal weather patterns of the area as well as retail market conditions.  DP&L sells any excess energy and capacity into the wholesale market.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  DPLER’s operations include those of its wholly owned subsidiary, MC Squared, which was purchased on February 28, 2011.  DPLER has approximately 310,000 customers currently located throughout Ohio and Illinois.  Approximately 42% of DPLER’s electric sales are also distribution sales of DP&L.  DPLER does not have any transmission or generation assets and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity and MVIC, our captive insurance company that provides insurance services to our subsidiaries and us.  All of DPL’s subsidiaries are wholly owned.

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

DPL and its subsidiaries employed 1,205 people as of June 30, 2014, of which 1,149 employees were employed by DP&L.  Approximately 61% of all DPL employees are under a collective bargaining agreement which expires on October 31, 2014.

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

Electric Security Plan

Ohio law requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for their SSO.  According to Ohio law, under the MRO, a periodic competitive bid process will set the retail generation price after the utility demonstrates that it can meet certain market criteria and bid requirements.  Also, under this option, utilities that still own generation in the state are required to phase-in the MRO over a period of not less than five years.  An ESP may allow for adjustments to the SSO for costs associated with environmental compliance; fuel and purchased power; construction of new or investment in specified generating facilities; and the provision of standby and default service, operating, maintenance or other costs including taxes.  As part of its ESP, a utility is permitted to file an infrastructure improvement plan that will specify the initiatives the utility will take to rebuild, upgrade or replace its electric distribution system, including cost recovery mechanisms.  Both MRO and ESP options involve a SEET based on the earnings of comparable companies with similar business and financial risks.

On October 5, 2012, DP&L filed an ESP with the PUCO to establish SSO rates that were to be in effect starting January 2013.  An order was issued by the PUCO on September 4, 2013 and a correction to that order was issued on September 6, 2013 (ESP Order).

After several rehearing requests the ESP Order was revised several times.  Collectively the ESP orders state that DP&L’s current ESP began January 2014 and extends through May 31, 2017.  The PUCO authorized DP&L to collect a non-bypassable Service Stability Rider (SSR) equal to $110 million per year for 2014 – 2016.  DP&L had the opportunity to seek an extension of the SSR through April 30, 2017, provided DP&L met certain regulatory filing obligations, which included but were not limited to filing a plan by December 31, 2013 to separate the generation assets from the utility (as noted below, DP&L filed this on December 30, 2013) and filing a distribution rate case no later than July 1, 2014.  The ESP Order also directed DP&L to divest its generation assets no later than January 1, 2017 and established DP&L’s SEET threshold at a 12% ROE.  Beginning in 2014, DP&L is no longer permitted to supply 100% of the generation service for SSO customers.  Instead, the PUCO directed DP&L to phase-in the competitive bidding structure with 10% of DP&L’s SSO load sourced through the competitive bid starting in 2014, 60% in 2015, and 100% by January 1, 2016.  The ESP Order approved DP&L’s rate proposal to bifurcate its transmission charges into a non-bypassable component, TCRR-N, and a bypassable component, TCRR-B.  The ESP order also required DP&L to establish a $2.0 million per year shareholder funded economic development fund.

In accordance with the ESP Order, on December 30, 2013, DP&L filed an application with the PUCO stating its plan to transfer or sell its generation assets on or before May 31, 2017.  Comments and reply comments were filed.  DP&L amended its application on February 25, 2014 and again on May 23, 2014.  Additional comments and reply comments were filed.  On July 14, 2014, DP&L announced its decision to retain DP&L’s generation assets.  The case is awaiting an order from the PUCO.

Ohio law and the PUCO agency rules contain targets relating to renewable energy, demand reduction and energy efficiency standards.  If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance.  The PUCO has found that DP&L met its renewable targets for compliance years 2008 – 2012.  PUCO staff recommended that DPLER met its targets for compliance year 2012.  Filing for compliance year 2013 was made on April 15, 2014.  Both DP&L and DPLER are reported to be in full compliance with all renewable targets.  DP&L is also required to meet and has consistently met reliability standards regarding the frequency and duration of outages.

On June 13, 2014, Ohio Senate Bill 310 (SB 310) was signed into law.  The new law changes several aspects to renewable energy and energy efficiency sections of law that were created in 2008 referred to as SB 221.  The new law freezes the energy efficiency and renewable energy requirements at 2014 levels for 2015 and 2016, removes the advanced energy requirement, and removes the renewable requirement of meeting half of the compliance level through facilities within the state.  DP&L must either file for an amended energy efficiency

portfolio plan by October 12, 2014 for implementation on January 1, 2015 or its current plan will be extended through 2016.   The new law becomes effective September 12, 2014.  DP&L recovers the costs of its compliance with Ohio energy efficiency and renewable energy standards through two separate riders.

The ESP Order also provided for the continuation of a fuel and purchased power recovery rider which began January 1, 2010.  The fuel rider fluctuates based on actual costs and recoveries and is modified at the start of each seasonal quarter: March 1, June 1, September 1 and December 1 each year.  As part of the PUCO approval process, an outside auditor is hired each year to review fuel costs and the fuel procurement process.  On June 12, 2013, we received a report from that external auditor recommending a pre-tax disallowance of $5.3 million of costs.  Hearings in this case were held in December 2013, and we expect an order in the case in the third quarter of 2014.

As a member of PJM, DP&L receives revenues from the RTO related to DP&L’s transmission and generation assets and incurs costs associated with its load obligations for retail customers.  Ohio law includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits.  DP&L’s TCRR and PJM RPM riders were initially approved in November 2009 to recover these costs.  In accordance with the ESP Order, TCRR-N and TCRR-B began on January 1, 2014.  Both the TCRR-B and the RPM riders assign costs and revenues from PJM monthly bills to retail ratepayers based on the percentage of SSO retail customers’ load and sales volumes to total retail load and total retail and wholesale volumes.  Customer switching to CRES providers decreases DP&L's SSO retail customers’ load and sales volumes.  Therefore, increases in customer switching cause more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  RPM capacity costs and revenues are discussed further under “Regional Transmission Organizational Risks” in Item 1A – Risk Factors.  DP&L files an annual true-up of TCRR-N and both TCRR-B and RPM are trued up on a seasonal quarterly basis beginning in 2014.

For calendar year 2012, DP&L was subject to a SEET threshold in which DP&L was required to apply general rules for calculating the earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings.  Pursuant to an Order issued on February 13, 2014, DP&L’s 2012 earnings were found to not be excessive. Through the ESP Order, the PUCO established DP&L’s ROE SEET threshold at 12% beginning with 2013.  On May 15, 2014, DP&L filed its application to demonstrate that it did not have significantly excessive earnings for calendar year 2013.  A stipulation was reached with the PUCO Staff and filed on July 22, 2014.  A hearing in this case has been set for September 9, 2014.  In future years, the SEET could have a material effect on our results of operations, financial condition and cash flows.

Other State Regulatory Proceedings

In December 2012 the PUCO announced it was launching an investigation into the health, strength, and vitality of Ohio’s retail electric service market, with the intention of identifying actions the PUCO can take to enhance the market.  There were a series of questions posed for interested parties to comment on in March 2013 and a second set of questions issued in June 2013.  Groups and subgroups were formed to discuss technical aspects of Ohio electric choice and certain enhancements that could be made.  These subgroups met on a weekly basis to discuss issues such as utility purchase of CRES receivables, various billing issues, and portability of CRES contracts, among other topics.  The PUCO issued an order in March 2014 directing Ohio utilities to implement certain billing and system changes to assist competitive suppliers in Ohio.  The PUCO issued an Order in May that overturns some of its previous directions and clarified others.  The outcome of this proceeding presents some changes for billing and systems and it could have a minor impact on DP&L’s operations and how it performs certain functions with respect to Ohio electric choice.

COMPETITION AND PJM PRICING

RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2017/18 period cleared at a per megawatt price of $120/day for our RTO area.  The per megawatt prices for the periods 2016/17, 2015/16,  2014/15 and 2013/14 were $59/day, $136/day, $126/day and  $28/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore, increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained in 2013, we estimate that a hypothetical increase or decrease of $10/day in the capacity auction price would result in an annual impact to net income of approximately $6.4 million and $5.1 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

Ohio Competitive Considerations and Proceedings

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.    DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to supply retail generation service to customers that do not choose an alternative supplier; however, as discussed above (Electric Security Plan);  the supply of electricity for DP&L’s SSO customers is partially sourced through a competitive bid auction.  The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER and non-affiliated CRES providers in our service territory during the three and six months ended June 30, 2014 and 2013:

	Three months ended		Three months ended
	June 30, 2014		June 30, 2013
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)

Supplied by DPLER (a)	140,820	1,395	104,676	1,419

Supplied by non-affiliated CRES providers	98,211	1,003	83,403	823

Total in DP&L's service territory	239,031	2,399	188,079	2,242

Distribution customers/sales by DP&L in our service territory (b)	514,566	3,262	513,426	3,257

(a)DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(b)The volumes supplied by DPLER represent approximately 43% and 44% of DP&L’s total distribution volumes during the three months ended June 30, 2014 and 2013, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

	Six months ended		Six months ended
	June 30, 2014		June 30, 2013
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)

Supplied by DPLER (a)	140,820	2,999	104,676	2,816

Supplied by non-affiliated CRES providers	98,211	2,002	83,403	1,645

Total in DP&L's service territory	239,031	5,002	188,079	4,461

Distribution customers/sales by DP&L in our service territory (b)	514,566	7,089	513,426	6,843

(a)DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(b)The volumes supplied by DPLER represent approximately 42% and 41% of DP&L’s total distribution volumes during the six months ended June 30, 2014 and 2013, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

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

Income Statement Highlights – DPL

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2014	2013	2014	2013
Revenues:
Retail	$319.4	$305.3	$693.0	$636.6
Wholesale	30.3	44.1	79.7	82.3
RTO revenues	18.8	18.4	45.5	37.8
RTO capacity revenues	18.9	6.4	27.3	11.9
Other revenues	3.0	2.9	5.7	5.5
Other mark-to-market losses	(0.3)	(2.2)	(0.8)	(4.6)
Total revenues	390.1	374.9	850.4	769.5

Cost of revenues:
Fuel costs	60.7	84.9	150.8	171.8
Losses / (gains) from the sale of coal	0.1	0.5	(0.1)	2.3
Mark-to-market losses / (gains)	-	0.2	0.1	0.2
Total fuel	60.8	85.6	150.8	174.3

Purchased power	81.7	58.2	188.6	113.2
RTO charges	36.6	26.2	88.1	52.2
RTO capacity charges	20.7	7.5	30.6	13.5
Mark-to-market losses / (gains)	(0.6)	(17.7)	5.2	(9.4)
Total purchased power	138.4	74.2	312.5	169.5

Amortization of intangibles	0.3	1.8	0.6	3.5

Total cost of revenues	199.5	161.6	463.9	347.3

Gross margin (a)	$190.6	$213.3	$386.5	$422.2

Gross margin as a percentage of revenues	49%	57%	45%	55%

Operating income / (loss)	$39.2	$58.6	$(79.8)	$115.6

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

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Heating degree days (a)	464	495	3,821	3,423
Cooling degree days (a)	392	339	392	339

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2014 vs. 2013	2014 vs. 2013
Retail
Rate	$27.8	$36.1
Volume	(14.0)	17.3
Other miscellaneous	0.3	3.0
Total retail change	14.1	56.4

Wholesale
Rate	5.2	(3.0)
Volume	(19.0)	0.4
Total wholesale change	(13.8)	(2.6)

RTO capacity & other
RTO capacity and other revenues	13.0	23.3

Other
Unrealized MTM	1.9	3.8
Total other revenue	1.9	3.8

Total revenues change	$15.2	$80.9

For the three months ended June 30, 2014, Revenues increased $15.2 million to $390.1 million from $374.9 million in the same period of the prior year.  This increase was primarily the result of higher retail rates, higher RTO capacity revenues and lower unrealized MTM losses, offset by lower retail and wholesale sales volumes.  The changes in the components of revenue are further discussed below:

•

Retail revenues increased $14.1 million primarily due to an 11% increase in average retail rates which resulted from the PUCO approved service stability rider and recovery of various regulatory riders for market based costs beginning in January 2014 and June 2014, respectively.  Although there was a 16% increase in the number of cooling degree days and a 6% decrease in heating degree days during the three months ended June 30, 2014, sales volume decreased 5% overall due to increased switching to third parties as well as a slight decrease in sales procured by DPLER and MC Squared outside our service territory.  The above resulted in a favorable $27.8 million retail price variance and an unfavorable $14.0 million retail volume variance.

•

Wholesale revenues decreased $13.8 million primarily due to a 43% decrease in wholesale sales volume.  This decrease was primarily due to a 28% decrease in generation available from DP&L’s co-owned and operated generation plants due to higher outages, partially offset by a 21% increase in average wholesale prices.  This resulted in an unfavorable $19.0 million wholesale sales volume variance offset by a favorable wholesale price variance of $5.2 million.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased  $13.0 million compared to the same period in 2013.  This increase was primarily a result of a $12.6 million increase in revenues realized from the PJM capacity auction.

For the six months ended June 30, 2014, Revenues increased $80.9 million to $850.4 million from $769.5 million in the same period of the prior year.  This increase was primarily the result of higher retail sales volume and average rates, increased RTO capacity revenues, and lower unrealized MTM losses,  slightly offset by lower wholesale average rates.  The changes in the components of revenue are further discussed below:

•

Retail revenues increased $56.4 million primarily due to a 6% increase in average retail rates which resulted from the PUCO approved service stability rider and recovery of various regulatory riders for market based costs beginning in January 2014 and June 2014, respectively.  Contributing to the increase in sales volume was favorable weather.  During the six months ending June 30, 2014, cooling degree days increased 16% and heating degree days increased 12%.  Sales procured by DPLER and MC Squared outside our service territory increased, however this was partially offset due to increased switching to third parties, resulting in an overall increase of 3% in retail sales volume.  The above resulted in a favorable $36.1 million retail price variance and a favorable $17.3 million retail volume variance.

•

Wholesale revenues decreased $2.6 million primarily due to a 4% decrease in average wholesale prices; wholesale volumes remained relatively even.  This resulted in an unfavorable $3.0 million wholesale price variance slightly offset by a favorable wholesale volume variance of $0.4 million.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased  $23.3 million compared to the same period in 2013.  This increase was primarily a result of a $15.4 million increase in revenues realized from the PJM capacity auction and an increase of $7.7 million in RTO transmission and congestion revenues.

DPL – Cost of Revenues

For the three months ended months ended June 30, 2014

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $24.8 million, or 29%, compared to the same period in 2013, primarily due to a 28% decrease in generation at our plants.

•

Net purchased power increased $64.2 million, or 87%, compared to the same period in 2013 due largely to increased purchased power costs of $23.5 million:  $15.7 million due to increased volume and $7.8 million related to higher average market prices for purchased power, due to the timing of the market purchases.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.  Increases were also due to RTO capacity and other charges of $23.6 million incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction. In addition, net MTM gains decreased by $17.1 million.

For the six months ended June 30, 2014:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $23.5 million, or 13%, compared to the same period in 2013, primarily due to decreased fuel costs of $21.0 million due to a  $4.4 million favorable price variance and a $16.6 million decrease due to reduced volume as a result of a 9% decrease in generation at our plants.

•

Net purchased power increased $143.0 million, or 84%, compared to the same period in 2013 due largely to increased purchased power costs of $75.4 million:  $31.4 million due to increased demand and $44.0 million related to higher average market prices for purchased power, due to the timing of the market purchases.  We purchase power to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.  Increases were also due to RTO capacity and other charges of $53.0 million incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction. In addition, MTM adjustments changed to a $5.2 million loss compared to a $9.4 million gain in the prior year.

DPL – Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior year periods:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2014 vs. 2013	2014 vs. 2013

Generating facilities operations and maintenance expense	$(5.8)	$(3.4)
Low-income payment program (a)	(2.3)	(4.5)
Maintenance of overhead transmission and distribution lines	(0.2)	4.5
Energy Efficiency Programs (a)	3.4	3.4
Other, net	-	0.6
Total change in operation and maintenance expense	$(4.9)	$0.6

(a)There is a corresponding offset in Revenues associated with these programs.

During the  three months ended June 30, 2014, Operation and maintenance expense decreased $4.9 million, compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for generating facilities largely due to current initiatives to reduce costs at our generating plants,
•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider, and
•	decreased expenses related to the maintenance of overhead transmission and distribution lines.

These decreases were partially offset by:

•	increased expenses relating to energy efficiency programs that were put in place for our customers, and
•	increased expenses for the insurance and claims reserve related to an actuarial adjustment to reflect actual claims experience.

During the six months ended June 30, 2014, Operation and maintenance expense increased $0.6 million, compared to the same period in the prior year.  This variance was primarily the result of:

•	increased expenses related to the maintenance of overhead transmission and distribution lines,
•	increased expenses relating to energy efficiency programs that were put in place for our customers, and
•	increased expenses for the insurance and claims reserve related to an actuarial adjustment to reflect actual claims experience.

These increases were partially offset by:

•	decreased expenses for generating facilities largely due to current initiatives to reduce costs at our generating plants, and

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider.

DPL – Depreciation and Amortization

For the three months ended June 30, 2014, Depreciation and amortization expense increased $0.6 million compared to the same period in the prior year as a result of routine plant additions and replacements.

For the six months ended June 30, 2014, Depreciation and amortization expense increased $4.1 million compared to the same period in the prior year as a result of routine plant additions and replacements and an adjustment of $1.2 million in the AROs for the Hutchings plant.

DPL – General Taxes

For the three months ended June 30, 2014, General taxes increased $1.0 million, compared to the same period in the prior year.  The increase was primarily due to higher property tax accruals for 2014 compared to 2013.

For the six months ended June 30, 2014, General taxes increased $7.7 million, compared to the same period in the prior year.  The increase was primarily due to an adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 and higher property tax accruals for 2014 compared to 2013.

DPL – Interest Expense

Interest expense recorded during the three and six months ended June 30, 2014 did not fluctuate significantly from that recorded during the same periods in the prior year.

DPL – Income Tax Expense

For the three months ended June 30, 2014, Income tax expense decreased $31.6 million compared to the same period in 2013, primarily due to the application of an estimated annual effective tax rate (ETR) approach in accordance with ASC 740-270, Interim Reporting.  The 2014 estimated annual ETR is primarily being impacted by the non-deductible goodwill impairment recorded in the first quarter.

For the six months ended June 30, 2014, Income tax expense increased $61.2 million compared to the same period in 2013, primarily due to the application of an ETR approach in accordance with ASC 740-270, Interim Reporting.  The ETR for 2014 is estimated to be -49.0% as compared to the estimated ETR applied to the prior year period of 30.7%.    The primary factor impacting the 2014 ETR is the non-deductible goodwill impairment recorded in the first quarter of 2014.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries.  These segments are discussed further below:

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  Electricity for DP&L's SSO customers is primarily generated at seven coal-fired power plants and DP&L distributes electricity to more than 515,000 retail customers.    During 2014, DP&L is required to source 10% of the generation for its SSO customers through a competitive bid process, 60% in 2015 and 100% in 2016.  By PUCO order DP&L is required to divest its generation assets by January 1, 2017.    DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  The Competitive Retail segment sells electricity to approximately 310,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves more than 143,000 customers in Northern Illinois.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.  DP&L sells power to DPLER and MC Squared under wholesale agreements.  Under these agreements, intercompany sales from DP&L to DPLER and MC Squared are based on fixed-price contracts for each DPLER or MC Squared customer.  The price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs, which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management primarily evaluates segment performance based on gross margin.

See Note 11 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended
	June 30,		Increase /
$ in millions	2014	2013	(Decrease)

Utility	$170.0	$194.9	$(24.9)
Competitive Retail	14.1	15.4	(1.3)
Other	7.3	3.9	3.4
Adjustments and eliminations	(0.8)	(0.9)	0.1
Total consolidated	$190.6	$213.3	$(22.7)

	Six months ended
	June 30,		Increase /
	2014	2013	(Decrease)

Utility	$349.8	$389.2	$(39.4)
Competitive Retail	22.3	27.0	(4.7)
Other	16.1	7.7	8.4
Adjustments and eliminations	(1.7)	(1.7)	-
Total consolidated	$386.5	$422.2	$(35.7)

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

Income Statement Highlights – Competitive Retail Segment

	Three months ended
	June 30,		Increase /
$ in millions	2014	2013	(Decrease)
Revenues:
Retail	$125.3	$127.1	$(1.8)
RTO and other	(0.1)	(2.2)	2.1
Total revenues	125.2	124.9	0.3

Cost of revenues:
Purchased power	111.1	109.5	1.6

Gross margins (a)	14.1	15.4	(1.3)

Operation and maintenance expense	9.4	9.1	0.3
Other expenses	0.8	0.7	0.1
Total expenses	10.2	9.8	0.4

Earnings before income tax	3.9	5.6	(1.7)
Income tax expense	1.3	2.0	(0.7)
Net income	$2.6	$3.6	$(1.0)

Gross margin as a percentage of revenues	11%	12%

	Six months ended
	June 30,		Increase /
$ in millions	2014	2013	(Decrease)
Revenues:
Retail	$274.2	$246.8	$27.4
RTO and other	(0.6)	(4.6)	4.0
Total revenues	273.6	242.2	31.4

Cost of revenues:
Purchased power	251.3	215.2	36.1

Gross margins (a)	22.3	27.0	(4.7)

Operation and maintenance expense	18.8	17.3	1.5
Other expenses	1.7	1.6	0.1
Total expenses	20.5	18.9	1.6

Earnings before income tax	1.8	8.1	(6.3)
Income tax expense	0.6	2.9	(2.3)
Net income	$1.2	$5.2	$(4.0)

Gross margin as a percentage of revenues	8%	11%

(a)For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue

For the three months ended June 30, 2014, the segment’s retail revenues decreased $1.8 million, or 1%, compared to the same period in 2013.  The decrease was primarily due to lower retail sales volume from DPLER’s retail customers in DP&L’s service territory and lower customer switching in Illinois, whereas there

was a slight increase in customer switching to DPLER from outside DP&L’s territory in Ohio.   The Competitive Retail segment sold approximately 2,334 million kWh of power approximately during the three months ended June 30, 2014 compared to approximately 2,362 million kWh of power during the same period of the prior year.  The Competitive Retail segment had approximately 309,956 and 263,677 customers at June 30, 2014 and 2013, respectively.

For the six months ended June 30, 2014, the segment’s retail revenues increased $27.4 million, or 11%, compared to the same period in 2013.  The increase was primarily due to higher retail sales volume from DP&L’s retail customers who have switched their electric service to DPLER and customer switching in Ohio, however there was a slight decrease in sales volume in Illinois.  The Competitive Retail segment sold approximately 5,116 million kWh of power during the six months ended June 30, 2014 compared to approximately 4,636 million kWh of power during the same period of the prior year.

Competitive Retail Segment – Purchased Power

For the three months ended June 30, 2014, the segment’s purchased power increased $1.6 million, or 1%, compared to the same period in 2013 due to higher purchased power prices on the electric energy purchased from DP&L.

For the six months ended June 30, 2014, the segment’s purchased power increased $36.1 million, or 17%, compared to the same period in 2013 due to higher purchased power volumes required to meet the demand from an increased customer base resulting from customer switching.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.

Competitive Retail Segment – Operation and Maintenance

For the three and six months ended June 30, 2014, DPLER’s operation and maintenance expenses included employee-related expenses, accounting, information technology, payroll, legal and other administration expenses.  The higher operation and maintenance expense in 2014 compared to 2013 reflects increased marketing and customer maintenance costs associated with the increased number of customers.

Competitive Retail Segment – Income Tax Expense

For the three and six months ended June 30, 2014, the segment’s income tax expense decreased compared to the same period in the prior year due to decreased pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2014	2013	2014	2013

Revenues:
Retail	$194.9	$178.9	$420.3	$391.5
Wholesale	136.1	150.2	311.8	290.3
RTO revenues	18.3	17.9	42.3	36.7
RTO capacity revenues	15.7	5.4	22.7	10.0
Other mark-to-market gains / (losses)	0.5	(0.5)	0.5	(0.1)
Total revenues	365.5	351.9	797.6	728.4

Cost of revenues:
Fuel costs	58.5	84.0	142.9	170.4
Losses / (gains) from the sale of coal	0.1	0.5	(0.1)	2.3
Mark-to-market losses / (gains)	-	0.2	0.1	0.2
Total fuel	58.6	84.7	142.9	172.9

Purchased power	80.7	56.6	185.2	109.8
RTO charges	36.5	26.0	84.5	51.5
RTO capacity charges	20.6	7.4	30.4	13.3
Mark-to-market losses / (gains)	(0.9)	(17.7)	4.8	(8.3)
Total purchased power	136.9	72.3	304.9	166.3

Total cost of revenues	195.5	157.0	447.8	339.2

Gross margin (a)	$170.0	$194.9	$349.8	$389.2

Gross margin as a percentage of
revenues	47%	55%	44%	53%

Operating Income	$29.6	$48.9	$51.1	$98.5

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2014 vs. 2013	2014 vs. 2013

Retail
Rate	$28.4	$34.4
Volume	(12.5)	(8.2)
Other miscellaneous	0.1	2.6
Total retail change	16.0	28.8

Wholesale
Rate	9.5	2.4
Volume	(23.6)	19.1
Total wholesale change	(14.1)	21.5

RTO capacity & other
RTO capacity and other revenues	10.7	18.3

Other
Unrealized MTM	1.0	0.6
Total other revenue	1.0	0.6

Total revenues change	$13.6	$69.2

For the three months ended June 30, 2014, Revenues increased $13.6 million to $365.5 million from $351.9 million in the same period in the prior year.  This increase was primarily due to higher retail and wholesale average rates and increased RTO capacity revenues, offset by lower retail and wholesale sales volumes.  The changes in the components of revenue are further discussed below:

•

Retail revenues increased $16.0 million due to an 18% increase in retail average rates which resulted from the PUCO approved service stability rider and recovery of various regulatory riders for market based costs beginning in January 2014 and June 2014, respectively.   Although there was a 16% increase in the number of cooling degree days during the three months ended June 30, 2014, sales volume decreased 7% overall due to increased switching to third parties.  DP&L continues to provide distribution services to those customers, however, the volumes are not recorded.  The above resulted in a favorable $28.4 million retail price variance and an unfavorable $12.5 million retail volume variance.

•

Wholesale revenues decreased $14.1 million as a result of a 16% decrease in wholesale sales volume which was primarily due to a 29% decrease in generation available from DP&L’s co-owned and operated generation plants due higher outages, offset by an 8% increase in wholesale prices.  These resulted in an unfavorable $23.6 million wholesale volume variance offset by a $9.5 million favorable wholesale price variance.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $10.7 million compared to the same period in 2013.  This increase was primarily the result of a $10.4 million increase in revenues realized from the PJM capacity auction.

For the six months ended June 30, 2014, Revenues increased $69.2 million to $797.6 million from $728.4 million in the same period in the prior year.  This increase was primarily due to higher retail and wholesale average rates, increased wholesale sales volume and increased RTO capacity revenues offset slightly by lower retail sales volumes.  The changes in the components of revenue are further discussed below:

•

Retail revenues increased $28.8 million due to a 9% increase in retail average rates which resulted from PUCO approved service stability rider and recovery of various regulatory riders for market based costs beginning in January 2014 and June 2014, respectively.  Although there was a 16% increase in the number of cooling degree days and a 12% increase in heating degree days during the six months ended June 30, 2014, sales volume decreased 2% overall due to increased switching to third parties.  DP&L continues to provide distribution services to those customers, however, the volumes are not recorded. The above resulted in a favorable $34.4 million retail price variance offset by an unfavorable $8.2 million retail volume variance.
•

Wholesale revenues increased $21.5 million as a result of a 7% increase in wholesale sales volume which was largely the result of customer switching.  DP&L records wholesale revenues from its sale of transmission and generation services to DPLER associated with these switched customers. This increase was offset by an 11% decrease in generation available from DP&L’s co-owned and operated generation plants due to lower commercial availability.  Wholesale average rates remained relatively even.  The above resulted in a favorable $19.1 million wholesale volume variance and a $2.4 million favorable wholesale price variance.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased  $18.3 million compared to the same period in 2013.  This increase was the result of a $12.8 million increase in revenues realized from the PJM capacity auction and a $5.5 million increase in RTO transmission and congestion revenues.

DP&L – Cost of Revenues

For the three months ended June 30, 2014:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $26.1 million, or 31%, compared to the same period in 2013, primarily due to a 29% decrease in generation from our plants.

•

Net purchased power increased $64.6 million, or 89%, compared to the same period in 2013 due largely to increased purchased power costs of $24.1 million as a result of increased volume and higher average market prices for purchased power, due to the timing of the market purchases.  Purchased power volume increased to supply off-system sales.  Increases were also due to higher RTO capacity and other charges of $23.7 million which DP&L incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction.  In addition to the above, net MTM gains decreased  $16.8 million.

For the six months ended June 30, 2014:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $30.0 million, or 17%, compared to the same period in 2013, primarily due to an 11% decrease in generation from our plants.

•

Net purchased power increased $138.6 million, or 83%, compared to the same period in 2013 due largely to increased purchased power costs of $75.4 million as a result of increased volume and higher average market prices for purchased power, due to the timing of the market purchases.  Purchased power volume increased to supply off-system sales.  Purchased power volume increased to supply off-system sales.  Increases were also due to higher RTO capacity and other charges of $50.1 million which DP&L incurred as a member of PJM, including costs associated with DP&L’s load obligations for retail customers.  RTO capacity prices are set by an annual auction.  In addition, MTM adjustments changed to a $4.8 million loss compared to an $8.3 million gain in the prior year.

DP&L – Operation and Maintenance

The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2014 vs. 2013	2014 vs. 2013

Generating facilities operations and maintenance expense	$(6.1)	$(4.2)
Low-income payment program (a)	(2.3)	(4.5)
Group Insurance	(0.6)	(1.1)
Maintenance of overhead transmission and distribution lines	(0.2)	4.5
Energy Efficiency Programs (a)	3.4	3.4
Other, net	(1.1)	(0.9)
Total change in operation and maintenance expense	$(6.9)	$(2.8)

(a)There is a corresponding offset in Revenues associated with these programs.

For the three months ended June 30, 2014, Operation and maintenance expense decreased $6.9 million,  compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for generating facilities largely due to current initiatives to reduce costs at our generating plants,
•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,
•	decreased expenses related to group insurance related to the transition of employees from DPL to the Service Company, and
•	decreased expenses related to the maintenance of overhead transmission and distribution lines.

These decreases were partially offset by:

•	increased expenses relating to energy efficiency programs that were put in place for our customers.

For the six months ended June 30, 2014, Operation and maintenance expense decreased $2.8 million,  compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,
•	decreased expenses for generating facilities largely due to current initiatives to reduce costs at our generating plants, and
•	decreased expenses related to group insurance related to the transition of employees from DPL to the Service Company.

These decreases were partially offset by:

•	increased expenses relating to energy efficiency programs that were put in place for our customers, and
•	increased expenses related to the maintenance of overhead transmission and distribution lines.

DP&L – Depreciation and Amortization

For the three months ended June 30, 2014,  Depreciation and amortization expense increased $0.2 million compared to the same period in the prior year as a result of routine plant additions and replacements partially offset by a reduction in the depreciation expense for the East Bend and Conesville plants as a consequence of the December 2013 impairment write-downs of those two plants.

For the six months ended June 30, 2014, Depreciation and amortization expense increased $3.1 million compared to the same period in the prior year as a result of routine plant additions and replacements and an adjustment of $1.2 million in the AROs for the Hutchings plant, partially offset by a reduction in the depreciation expense for the East Bend and Conesville plants as a consequence of the December 2013 impairment write-downs of those two plants.

DP&L – General Taxes

For the three months ended June 30, 2014, General taxes increased $1.1 million, compared to the same period in the prior year.  The increase was primarily due to higher property tax accruals for 2014 compared to 2013

For the six months ended June 30, 2014, General taxes increased $7.7 million, compared to the same period in the prior year.  The increase was primarily due to an adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments to be made in 2014 and higher property tax accruals for 2014 compared to 2013

DP&L – Interest Expense

Interest expense recorded during the three and six months ended June 30, 2014 decreased compared to the same period in the prior year due to the refinancing of certain bonds at a lower interest rate.

DP&L – Income Tax Expense

For the three months ended June 30, 2014, Income tax expense decreased $0.4 million compared to the same period in 2013, primarily due to lower pre-tax income in 2014.

For the six months ended June 30, 2014, Income tax expense decreased $6.0 million compared to the same period in 2013, primarily due to lower pre-tax income in 2014.

FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash from operating activities

The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes.  In addition, increases to accrued taxes and accounts payable generated positive cash flow from working capital during the six months ended June 30, 2014.

Net cash from investing activities

During the six months ended June 30, 2014 and 2013, Net cash used for investing activities was primarily for capital expenditures at our generation plants.

Net cash from financing activities

During the six months ended June 30, 2014,  DPL borrowed and subsequently repaid $115.0 million to revolving credit facilities.  In addition, DP&L borrowed and subsequently repaid $15.0 million from DPL and paid dividends on its preferred stock.

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

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2014

DP&L	Revolving	May 2018	$300.0	$299.3

DPL	Revolving	May 2018	100.0	100.0

			$400.0	$399.3

DP&L’s revolving credit facility, established in May 2013, expires in May 2018 and has nine participating banks, with no bank having more than 22.5% of the total commitment.  This revolving credit facility has a $100.0 million letter of credit sublimit and DP&L also has the option to increase the potential borrowing amount under this facility by $100.0 million.  At June 30, 2014, there were two letters of credit in the amount of $0.7 million outstanding, with the remaining $299.3 million available to DP&L.

DPL’s revolving credit facility was established in May 2013.  This facility expires in May 2018; however, if DPL has not refinanced its $450.0 million of senior unsecured bonds due October 2016 before July 15, 2016, then this credit facility will expire in July 2016.  This facility has nine participating banks with no bank having more than 20% of the total commitment.  DPL’s revolving credit facility has a $100.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million.  As of June 30, 2014, there were no letters of credit issued and outstanding against the revolving credit facilities.

Cash and cash equivalents for DPL and DP&L amounted to $39.2 million and $18.3 million, respectively, at June 30, 2014.  At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

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

DPL is projecting to spend an estimated $392.9 million in capital projects for the period 2014 through 2016, of which $367.0 million is projected to be spent by DP&L.  Approximately $5.0 million of this projected amount is to enable DP&L to meet the recently revised reliability standards of NERC.  DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member.  NERC has changed the definition of the Bulk Electric System to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply.  DP&L’s 138 kV facilities were previously not subject to these reliability standards.  Accordingly, DP&L anticipates spending approximately $65.0 million within the next five years to reinforce its 138 kV system to comply with these new NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA ratio that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  The ratio in the agreements is not to exceed 8.50 to 1.00 for any fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps down to not exceed 8.00 to 1.00 for any fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps down not to exceed 7.50 to 1.00 for any fiscal quarter ending March 31, 2017 through March 31, 2018. As of June 30, 2014, the financial covenant was met with a ratio of 6.89 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense ratio that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.  The ratio, per the agreements, is to be net less than 2.00 to 1.00 for any fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps up to be not less than 2.10 to 1.00 for any fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps up to not to be less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2017 through March 31, 2018.  As of June 30, 2014, the financial covenant was met with a ratio of 2.68 to 1.00.

DP&L’s revolving credit facility has a financial covenant that requires the Total Debt to Total Capitalization ratio to not exceed 0.65 to 1.00.  As of June 30, 2014, this covenant was met with a ratio of 0.44 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DP&L’s shareholder’s equity and total debt including guarantee obligations.  In addition, the DP&L revolving credit facility also has an EBITDA to Interest Expense ratio that will be calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. DP&L’s EBITDA to Interest Expense ratio cannot be less than 2.50 to 1.00. As of June 30, 2014, this covenant was met with a ratio of 9.03 to 1.00.

Debt Ratings

The following table presents the debt ratings and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL (a)	DP&L (b)	Outlook	Effective

Fitch Ratings	BB	BBB	Stable	September 2013
Moody's Investors Service, Inc.	Ba2	Baa1	Stable	September 2013
Standard & Poor's Financial Services LLC	BB	BBB-	Stable	May 2014

(a)Rating relates to DPL’s Senior Unsecured debt.

(b)Rating relates to DP&L’s Senior Secured debt.

Credit Ratings

The following table presents the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective dates of each rating.

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

Off-Balance Sheet Arrangements

DPL – Guarantees

In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER, and its wholly owned subsidiary MC Squared, providing financial or performance assurance to third parties.  These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes. During the six months ended June 30, 2014,  DPL did not incur any losses related to the guarantees of these obligations, and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At June 30, 2014,  DPL had $26.0 million of guarantees to third parties, for future financial or performance assurance under such agreements, on behalf of DPLER, DPLE and MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of DPLER, DPLE and MC Squared to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries.  The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.7 million at June 30, 2014.

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of June 30, 2014,  DP&L could be responsible for the repayment of 4.9%, or $75.4 million, of a $1,538.4 million debt obligation that features maturities ranging from 2018 to 2040.  This would only happen if this electric generation company defaulted on its debt payments.  As of June 30, 2014, we have no knowledge of such a default.

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

Commodity Derivatives

To minimize the risk of fluctuations in the market price of commodities, such as coal, power and heating oil, we may enter into commodity-forward and futures contracts to effectively hedge the cost/revenues of the commodity.  Maturity dates of the contracts are scheduled to coincide with market purchases/sales of the commodity.  Cash proceeds or payments between the counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased or sold. We generally do not enter into forward contracts beyond thirty-six months.

A 10% increase or decrease in the market price of our heating oil forwards and FTRs at June 30, 2014 would not have a significant effect on Net income.

At  June 30, 2014, a  10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $7.8 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of ($8.7) million.

Wholesale Revenues

Energy in excess of the needs of existing retail customers and contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins.    DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER.  The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales:

DPL	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Percent of electric revenues from wholesale market	13%	13%	13%	12%

DP&L	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Percent of electric revenues from wholesale market	42%	44%	42%	41%

The following table presents the effect on annual Net income as of June 30, 2014, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note that the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$11.8	$9.1

RPM Capacity Revenues and Costs

As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers.  PJM, which has a delivery year that runs from June 1 to May 31, has conducted auctions for capacity through the delivery year.  The clearing prices for capacity during the PJM delivery periods from 2013/14 through 2017/18 are as follows:

	PJM Delivery Year
($/MW-day)	2013/14	2014/15	2015/16	2016/17	2017/18
Capacity clearing price	$28	$126	$136	$59	$120

Our computed average capacity prices by calendar year are reflected in the following table:

	Calendar Year
($/MW-day)	2013	2014	2015	2016	2017
Computed average capacity price	$23	$85	$132	$91	$95

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

The following table provides estimates of the effect on annual Net income (net of an estimated income tax at 35%) as of June 30, 2014 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.  These estimates include the impact of the RPM rider and are based on the levels of customer switching experienced through June 30, 2014.  As of June 30, 2014, approximately 36% of DP&L’s RPM capacity revenues and costs were recoverable from SSO retail customers through the RPM rider.

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

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the six months ended June 30, 2014 were 39% and 44%, respectively.  We have a significant portion of projected 2014 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2  allowances for 2014 however, the exact consumption of SO2  allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2014 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  Since there has been an increase in customer switching, as of June 30, 2014,  SSO customers represent approximately 36% of DP&L’s total fuel costs.

The following table provides the effect on annual Net income (net of an estimated income tax at 35%) as of June 30, 2014, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power, adjusted for the approximate 36% recovery:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$27.6	$26.9

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

In the past, DPL partially hedged against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing activities.  As of June 30, 2014,  DPL has settled all outstanding interest rate swaps and has no interest rate swaps outstanding.  Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

The carrying value of DPL’s debt was $2,294.4 million at June 30, 2014, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base note.  All of DPL’s debt was adjusted to fair value at the Merger date according to FASC 805.  The fair value of this debt at June 30, 2014 was $2,424.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due
	during the twelve months ending						At June 30, 2014
	June 30,						Principal	Fair
$ in millions	2015	2016	2017	2018	2019	Thereafter	Amount	Value

Variable-rate debt	$30.0	$40.0	$40.0	$80.0	$-	$100.0	$290.0	$290.0
Average interest rate	2.4%	2.4%	2.4%	2.4%	0.0%	0.1%
Fixed-rate debt	$0.1	$0.1	$875.1	$0.1	$0.1	$1,132.7	2,008.2	2,134.3
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	6.5%

Total							$2,298.2	$2,424.3

The carrying value of DP&L’s debt was $877.1 million at June 30, 2014, consisting of its first mortgage bonds, tax-exempt pollution control bonds, capital leases and the Wright-Patterson Air Force Base note.  The fair value of this debt was $887.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due
	during the twelve months ending						At June 30, 2014
	June 30,						Principal	Fair
$ in millions	2015	2016	2017	2018	2019	Thereafter	Amount	Value

Variable-rate debt	$-	$-	$-	$-	$-	$100.0	$100.0	$100.0
Average interest rate	0.0%	0.0%	0.0%	0.0%	0.0%	0.1%
Fixed-rate debt	$0.1	$0.1	$445.1	$0.1	$0.1	$332.2	777.7	787.5
Average interest rate	4.2%	4.2%	1.9%	4.2%	4.2%	4.8%

Total							$877.7	$887.5

Debt maturities occurring in 2014 are discussed under FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at June 30, 2014 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of June 30, 2014, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At June 30, 2014		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$290.0	$290.0	$2.9

Fixed-rate debt	2,004.4	2,134.3	21.3

Total	$2,294.4	$2,424.3	$24.2

DP&L	At June 30, 2014		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	777.1	787.5	7.9

Total	$877.1	$887.5	$8.9

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $2,134.3 million of fixed-rate debt and not on

DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $290.0 million variable-rate long-term debt outstanding as of June 30, 2014.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s  $787.5 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s  $100.0 million variable-rate long-term debt outstanding as of June 30, 2014.

Equity Price Risk

As of June 30, 2014,  approximately 18% of the defined benefit pension plan assets were comprised of investments in equity securities and 82% related to investments in fixed income securities, cash and cash equivalents, and alternative investments.  We use an investment adviser to assist in managing our investment portfolio.  The market value of the equity securities was approximately $ 67.5 million at June 30, 2014.  We believe a hypothetical 10% decrease in prices quoted by stock exchanges during 2014 would not have any material effect on the 2014 pension expense.  The 2014 pension expense will not change unless an unusual event would occur during 2014 which would require an actuarial re-measurement.  DPL does not foresee an unusual event occurring during 2014 that would require an actuarial re-measurement.    A change in the equity markets could have an effect on 2015 pension expense.

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

ELECTRIC SALES AND CUSTOMERS

	DPL		DP&L (a)		DPLER (b)
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013

Electric Sales (millions of kWh)	3,843	4,516	3,794	4,489	2,334	2,362

Billed electric customers (end of period)	683,702	672,427	514,566	513,426	309,956	263,677

(a)This table contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,395 million kWh and 1,419 million kWh of power to DPLER during the three months ended June 30, 2014 and 2013, respectively, not included above to avoid duplication.

(b)This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

ELECTRIC SALES AND CUSTOMERS

	DPL		DP&L (a)		DPLER (b)
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013

Electric Sales (millions of kWh)	9,218	9,023	9,108	8,969	5,116	4,636

Billed electric customers (end of period)	683,702	672,427	514,566	513,426	309,956	263,677

(a)This table contains electric sales from DP&L’s generation and purchased power.  DP&L sold 2,999 million kWh and 2,816 million kWh of power to DPLER during the six months ended June 30, 2014 and 2013, respectively, not included above to avoid duplication.

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

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2013, and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in or incorporated by reference into this Item 1 to Part II of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with the Form 10-K.

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

Item 1A.    Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2013.  The information in this Item 1A to Part II of our Quarterly Report on Form 10-Q updates and restates one of the risk factors included in the Form 10-K.  Otherwise, as of June 30, 2014,  there have been no material changes with respect to the risk factors disclosed in our Form 10-K.  If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	August 6, 2014	/s/ Kenneth J. Zagzebski
(Kenneth J. Zagzebski)
President and Chief Executive Officer
(principal executive officer)

	August 6, 2014	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	August 6, 2014	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 6, 2014	/s/ Derek A. Porter
(Derek A. Porter)
President and Chief Executive Officer
(principal executive officer)

	August 6, 2014	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	August 6, 2014	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)