Form 10-Q
period 2015-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2015-05-11
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

DPL Inc. and The Dayton Power and Light Company are voluntary filers that have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of May 8, 2015, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company

Index to Quarterly Report on Form 10-Q (cont.)
Quarter Ended March 31, 2015

		Page No.
Part II Other Information

Item 1	Legal Proceedings	84

Item 1A	Risk Factors	85

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	85

Item 3	Defaults Upon Senior Securities	85

Item 4	Mine Safety Disclosures	85

Item 5	Other Information	85

Item 6	Exhibits	86

Other

Signatures		88

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AEP Generation

AEP Generation Resources Inc., a subsidiary of American Electric Power Company, Inc. (“AEP”).  Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011.

AER	Alternative Energy Rider allows DP&L to recover costs related to meeting the Ohio renewable portfolio standards.
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	Clean Air Act
CO2	Carbon Dioxide
CRES	Competitive Retail Electric Service
CWA	Clean Water Act
DPL	DPL Inc.
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL that sells competitive electric energy and other energy services
DP&L

The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	Electric Security Plans filed with the PUCO, pursuant to Ohio law
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FASC 805	FASB Accounting Standards Codification 805, “Business Combinations”
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed on February 25, 2015
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Rights

GLOSSARY OF TERMS (cont.)
Term	Definition
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
kV	Kilovolts, 1,000 volts
kWh	Kilowatt hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier wholly owned by DPLER. This subsidiary was sold effective April 1, 2015.
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly owned subsidiary of AES. On November 28, 2011, DPL became a wholly owned subsidiary of AES.
MRO	Market Rate Option, a plan available to be filed with the PUCO pursuant to Ohio law
MTM	Mark to Market
MVIC

Miami Valley Insurance Company, a wholly owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt hour
NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OCC	Ohio Consumers’ Counsel
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PPM	Parts Per Million
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio

GLOSSARY OF TERMS (cont.)
Term	Definition
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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2015	2014

Revenues	$494.5	$460.3

Cost of revenues:
Fuel	76.4	90.0
Purchased power	194.2	174.1
Amortization of intangibles	-	0.3
Total cost of revenues	270.6	264.4

Gross margin	223.9	195.9

Operating expenses:
Operation and maintenance	91.7	104.7
Depreciation and amortization	35.0	35.3
General taxes	24.1	27.6
Goodwill impairment	-	135.8
Fixed-asset impairment	-	11.5
Other	0.5	0.3
Total operating expenses	151.3	315.2

Operating income / (loss)	72.6	(119.3)

Other income / (expense), net:
Investment income / (loss)	(0.2)	0.4
Interest expense	(30.5)	(30.8)
Other expense	(0.5)	(0.5)
Total other expense	(31.2)	(30.9)

Earnings / (loss) before income taxes	41.4	(150.2)

Income tax expense	12.7	98.8

Net income / (loss)	$28.7	$(249.0)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended March 31,
$ in millions	2015	2014

Net income / (loss)	$28.7	$(249.0)

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $(0.3) and $0.2 for each respective period	0.5	(0.3)
Reclassification to earnings, net of income tax (expense) / benefit of $0.2 and $(0.1) for each respective period	(0.4)	0.2
Total change in fair value of available-for-sale securities	0.1	(0.1)

Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.1) and $7.0 for each respective period	0.1	(12.9)
Reclassification to earnings, net of income tax expense of $(0.3) and $(3.1) for each respective period	0.6	5.5
Total change in fair value of derivatives	0.7	(7.4)

Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $0.0 and $0.0 for each respective period	0.1	-
Total change in unfunded pension obligation	0.1	-

Other comprehensive income / (loss)	0.9	(7.5)

Net comprehensive income / (loss)	$29.6	$(256.5)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2015	2014
Cash flows from operating activities:
Net income / (loss)	$28.7	$(249.0)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	35.0	35.3
Amortization of intangibles	-	0.3
Deferred income taxes	(1.0)	(3.2)
Goodwill Impairment	-	135.8
Fixed-asset impairment	-	11.5
Changes in certain assets and liabilities:
Accounts receivable	3.8	(13.7)
Inventories	5.2	(8.0)
Prepaid taxes	0.6	1.4
Taxes applicable to subsequent years	19.1	14.0
Deferred regulatory costs, net	11.4	(7.7)
Accounts payable	(20.4)	36.9
Accrued taxes payable	(24.7)	75.6
Accrued interest payable	6.8	14.5
Pension, retiree and other benefits	2.0	0.8
Other	(0.6)	(31.6)
Net cash from operating activities	65.9	12.9

Cash flows from investing activities:
Capital expenditures	(33.7)	(28.4)
Purchase of emission allowances	-	(0.1)
Purchase of renewable energy credits	(0.2)	(1.2)
Decrease / (increase) in restricted cash	(0.8)	(15.6)
Other investing activities, net	0.3	-
Net cash from investing activities	(34.4)	(45.3)

Net cash from financing activities:
Borrowings from revolving credit facilities	15.0	65.0
Repayment of borrowings from revolving credit facilities	(15.0)	(65.0)
Net cash from financing activities	-	-

Cash and cash equivalents:
Net change	31.5	(32.4)
Balance at beginning of period	17.0	53.2
Cash and cash equivalents at end of period	$48.5	$20.8

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20.8	$15.0
Income taxes paid / (refunded), net	$-	$(0.3)
Non-cash financing and investing activities:
Accruals for capital expenditures	$11.2	$9.4

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$48.5	$17.0
Restricted cash	17.5	16.8
Accounts receivable, net (Note 2)	180.6	200.9
Inventories (Note 2)	94.9	100.2
Taxes applicable to subsequent years	58.7	77.8
Regulatory assets, current	34.9	44.2
Other prepayments and current assets	56.7	41.8
Total current assets	491.8	498.7

Property, plant & equipment:
Property, plant & equipment	2,792.1	2,759.3
Less: Accumulated depreciation and amortization	(347.1)	(318.4)
	2,445.0	2,440.9
Construction work in process	65.6	76.7
Total net property, plant & equipment	2,510.6	2,517.6

Other non-current assets:
Regulatory assets, non-current	156.8	167.5
Goodwill	317.0	317.0
Intangible assets, net of amortization	31.7	37.4
Other deferred assets	46.0	39.6
Total other non-current assets	551.5	561.5

Total assets	$3,553.9	$3,577.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
$ in millions	2015	2014

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt (Note 4)	$30.1	$20.1
Accounts payable	82.2	109.2
Accrued taxes	116.6	102.6
Accrued interest	34.1	27.2
Customer security deposits	13.7	14.4
Regulatory liabilities, current	6.8	4.4
Insurance and claims costs	5.6	6.4
Other current liabilities	46.1	48.7
Total current liabilities	335.2	333.0

Non-current liabilities:
Long-term debt (Note 4)	2,129.6	2,139.6
Deferred taxes	577.8	587.3
Taxes payable	42.2	80.9
Regulatory liabilities, non-current	124.6	124.1
Pension, retiree and other benefits	95.9	95.9
Unamortized investment tax credit	2.1	2.2
Other deferred credits	50.2	48.2
Total non-current liabilities	3,022.4	3,078.2

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2015 and December 31, 2014	-	-
Other paid-in capital	2,237.5	2,237.4
Accumulated other comprehensive income	8.4	7.5
Accumulated deficit	(2,068.0)	(2,096.7)
Total common shareholder's equity	177.9	148.2

Total liabilities and shareholder's equity	$3,553.9	$3,577.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.  Overview and Summary of Significant Accounting Policies

Description of Business

DPL is a diversified regional energy company organized in 1985 under the laws of Ohio.  DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER operations, which include the operations of DPLER’s wholly owned subsidiary MC Squared.  MC Squared was sold effective April 1, 2015.  See Note 10 for more information relating to these reportable segments.  The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however distribution and transmission retail services are still regulated.  DP&L has the exclusive right to provide such distribution and transmission services to its more than 516,000 customers located in West Central Ohio.  Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio and generates electricity at five coal-fired power stations.    During 2015,  DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process and beginning January 2016, generation for its SSO customers will be 100% competitively bid.  Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense.  DP&L's sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity.  DP&L sells any excess energy and capacity into the wholesale market.  DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of DPLER’s retail customers.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers.  As of March 31, 2015, DPLER’s operations include those of its wholly owned subsidiary MC Squared.  DPLER has approximately 259,000 customers currently located throughout Ohio and Illinois.  This number includes approximately 116,000 customers in Northern Illinois of MC Squared, a Chicago-based retail electricity supplier.  On April 1, 2015, DPLER closed on the sale of MC Squared.  After considering the sale of MC Squared on April 1, 2015, the Competitive Retail segment sold electricity to 143,000 customers.  DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations.  DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

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

DPL and its subsidiaries employed 1,185 people as of March 31, 2015, of which 1,166 were employed by DP&L.  Approximately 60% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

Financial Statement Presentation

DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP.  DP&L has undivided ownership interests in five coal-fired generating facilities, various peaking generating facilities and numerous transmission facilities, all of which are included in the financial statements at amortized cost, which was adjusted to fair value at the date of the Merger for DPL.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.  See Note 3 for more information.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2015; our results of operations for the three months ended March 31, 2015 and 2014 and our cash flows for the three months ended March 31, 2015 and 2014.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2015 may not be indicative of our results that will be realized for the full year ending December 31, 2015.

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

As a result of the sale of MC Squared mentioned above, $0.4 million of cash and $17.4 million of accounts receivable have been reclassified to current assets held for sale, included in “Other prepayments and current assets” in the Condensed Consolidated Balance Sheet at March 31, 2015. Additionally, $0.6 million of property, plant and equipment (net of accumulated depreciation) and $1.4 million of intangible assets (net of amortization) have been reclassified to non-current assets held for sale, included in “Other deferred assets” in the Condensed Consolidated Balance Sheet at March 31, 2015.

Sale of Receivables

DPLER and its former subsidiary MC Squared sell their customer receivables.  These sales are at a small discount for cash at the billed amounts for their customers’ use of energy.  Total receivables sold during the three months ended March 31, 2015 and 2014 were $33.1 million and $32.2 million, respectively.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DPL collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and not included in revenue.  The amounts of such taxes collected for the three months ended March 31, 2015 and 2014 were $14.0 million and $14.4 million, respectively.

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

In the normal course of business, DPL enters into transactions with subsidiaries of AES.  The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2015	2014
Transactions with the Service Company
Charges for services provided	$9.8	$10.4

Transactions with the Service Company	At March 31, 2015	At December 31, 2014
Net advances / (payable) to the Service Company	$3.0	$(4.7)

DPL has issued debt to a wholly owned business trust, DPL Capital Trust II.

Recently Issued Accounting Standards

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach.  Early adoption is permitted for financial statements that have not been previously issued.  As of March 31, 2015, DPL had approximately $20.5 million in deferred financing costs classified in other noncurrent assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

2. Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
$ in millions	2015	2014

Accounts receivable, net:
Unbilled revenue	$58.6	$79.2
Customer receivables	109.3	104.8
Amounts due from partners in jointly owned plants	8.3	14.2
Other	5.8	4.0
Provision for uncollectible accounts	(1.4)	(1.3)
Total accounts receivable, net	$180.6	$200.9

Inventories, at average cost:
Fuel and limestone	$58.9	$65.3
Plant materials and supplies	34.3	33.5
Other	1.7	1.4
Total inventories, at average cost	$94.9	$100.2

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2015	2014

Gains and losses on Available-for-sale securities activity (Note 7):
	Other income	$(0.6)	$0.3
	Tax expense	0.2	(0.1)
	Net of income taxes	(0.4)	0.2

Gains and losses on cash flow hedges (Note 8):
	Interest expense	(0.2)	(0.5)
	Revenue	(0.3)	10.2
	Purchased power	1.4	(1.1)
	Total before income taxes	0.9	8.6
	Tax expense	(0.3)	(3.1)
	Net of income taxes	0.6	5.5

Amortization of defined benefit pension items (Note 6):
	Other income	0.1	-
	Tax expense	-	-
	Net of income taxes	0.1	-

Total reclassifications for the period, net of income taxes		$0.3	$5.7

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2015 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2015	$0.5	$18.5	$(11.5)	$7.5

Other comprehensive income before reclassifications	0.5	0.1	-	0.6
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.4)	0.6	0.1	0.3
Net current period other comprehensive income	0.1	0.7	0.1	0.9

Balance March 31, 2015	$0.6	$19.2	$(11.4)	$8.4

3.  Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in five coal-fired electric generating facilities, various peaking facilities and numerous transmission facilities with certain other Ohio utilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  At March 31, 2015,  DP&L had $24.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities at March 31, 2015 is as follows:

	DP&L Share		DPL Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Conesville Unit 4	16.5	129	$25	$2	$1	Yes
Killen Station	67.0	402	308	22	4	Yes
Miami Fort Units 7 and 8	36.0	368	214	26	3	Yes
Stuart Station	35.0	808	220	17	12	Yes
Zimmer Station	28.1	371	185	37	4	Yes
Transmission (at varying percentages)		n/a	42	6	-
Total		2,078	$994	$110	$24

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the date of the Merger.

4.  Debt Obligations

Long-term debt

	March 31,	December 31,
$ in millions	2015	2014

First mortgage bonds due in September 2016 - 1.875%	$445.0	$445.0
Pollution control series due in January 2028 - 4.7%	35.3	35.3
Pollution control series due in January 2034 - 4.8%	179.1	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.02% - 0.05% and 0.04% - 0.15% (a)	100.0	100.0
U.S. Government note due in February 2061 - 4.2%	18.1	18.1
Unamortized debt discount	(2.8)	(2.8)
Total long-term debt at subsidiary	874.7	874.7

Bank term loan due in May 2018 - rates from: 2.41% - 2.43% and 2.42% - 2.45% (a)	130.0	140.0
Senior unsecured bonds due in October 2016 - 6.5%	130.0	130.0
Senior unsecured bonds due in October 2019 - 6.75%	200.0	200.0
Senior unsecured bonds due in October 2021 - 7.25%	780.0	780.0
Note to DPL Capital Trust II due in September 2031 - 8.125% (b)	15.6	15.6
Unamortized debt discount	(0.7)	(0.7)
Total non-current portion of long-term debt	$2,129.6	$2,139.6

Current portion of long-term debt

	March 31,	December 31,
$ in millions	2015	2014

Bank term loan due in May 2018 - rates from: 2.41% - 2.43% and 2.42% - 2.45% (a)	$30.0	$20.0
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
Total current portion of long-term debt	$30.1	$20.1

(a)Range of interest rates for the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively.

(b)Note payable to related party. See Note 1: Related Party Transactions for additional information.

At March 31, 2015, maturities of long-term debt are as follows:

Due within the twelve months ending March 31,
($ in millions)
2016	$30.1
2017	615.1
2018	40.1
2019	50.2
2020	200.2
Thereafter	1,227.5
Total maturities	2,163.2

Unamortized premiums and discounts	(3.5)
Total long-term debt	$2,159.7

Premiums or discounts recognized at the date of the Merger are amortized over the remaining life of the debt using the effective interest method.

DP&L has a $300.0 million unsecured revolving credit agreement with a syndicated bank group. This $300.0 million facility has a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million.  At March 31, 2015, there were two letters of credit in the amount of $1.4 million outstanding, with the remaining $298.6 million available to DP&L.  Fees associated with this letter of credit facility were not material during the three months ended March 31, 2015 or 2014.

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

DPL has a $100.0 million unsecured revolving credit facility. This $100.0 million facility has a $100.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility has a five year term expiring on May 10, 2018; however, if DPL has not refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this facility shall be July 15, 2016.  At March 31, 2015, there was one letter of credit in the amount of $2.3 million outstanding, with the remaining $97.7 million available to DPL.    Fees associated with this facility were not material during the three months ended March 31, 2015 or 2014.

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

5.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
DPL	30.7%	(65.8)%

Income tax expense for the three months ended March 31, 2015 and 2014 was calculated using the estimated annual effective income tax rates for 2015 and 2014 of 31.1% and (65.8)%, respectively.  For the three months ended March 31, 2015 and March 31, 2014, management estimated the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2015, DPL’s current period effective rate was less than the estimated annual effective rate due to a discrete adjustment that was recorded to properly reflect the filed 2013 state income tax returns.    The increase in the effective rate compared to the same period in 2014 is primarily due to not having a non-deductible goodwill impairment in 2015.

6.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2015 or 2014.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.  The pension and postretirement costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan.  See "Related Party Transactions" discussion in Note 1, "Overview and Summary of Significant Accounting Policies".

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three months ended March 31, 2015 and 2014 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended		Three months ended
	March 31,		March 31,
$ in millions	2015	2014	2015	2014
Service cost	$1.8	$1.5	$-	$0.1
Interest cost	4.3	4.4	0.2	0.2
Expected return on plan assets	(5.7)	(5.8)	-	(0.1)
Amortization of unrecognized:
Prior service cost	0.5	0.4	-	-
Actuarial loss / (gain)	1.5	0.9	(0.1)	(0.1)
Net periodic benefit cost	$2.4	$1.4	$0.1	$0.1

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement

2015	$18.6	$1.4
2016	25.2	1.8
2017	25.7	1.7
2018	26.3	1.6
2019	26.7	1.5
2020 - 2024	137.0	6.1

7.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other methods exist.  The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2015 and December 31, 2014.  Information about the fair value of our derivative instruments can be found in Note 8.

	March 31, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.1	$0.1
Equity securities	2.7	3.8	2.7	3.7
Debt securities	4.6	4.6	4.7	4.7
Hedge funds	0.7	0.7	0.8	0.8
Real estate	0.3	0.4	0.4	0.4
Total Assets	$8.4	$9.6	$8.7	$9.7

Liabilities
Debt	$2,159.7	$2,238.5	$2,159.7	$2,204.8

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

DPL had $1.0 million ($0.7 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2015 and $0.8 million ($0.5 million after tax) of unrealized gains and immaterial unrealized losses in AOCI at December 31, 2014.

During the three months ended March 31, 2015, $0.6 million ($0.4 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.  An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 30, 2015 and 2014.

The fair value of assets and liabilities at March 31, 2015 and December 31, 2014 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$-	$-
Equity securities	3.8	-	3.8	-
Debt securities	4.6	-	4.6	-
Hedge funds	0.7	-	0.7	-
Real estate	0.4	-	0.4	-
Total Master Trust assets	9.6	0.1	9.5	-

Derivative Assets
FTRs	0.3	-	-	0.3
Forward power contracts	20.3	-	18.8	1.5
Total Derivative assets	20.6	-	18.8	1.8

Total Assets	$30.2	$0.1	$28.3	$1.8

Liabilities
Derivative Liabilities
Heating oil	0.3	0.3	-	-
Forward power contracts	20.4	-	19.0	1.4
Total Derivative liabilities	20.7	0.3	19.0	1.4

Long-term debt	2,238.5	-	2,220.3	18.2

Total Liabilities	$2,259.2	$0.3	$2,239.3	$19.6

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$-	$-
Equity securities	3.7	-	3.7	-
Debt securities	4.7	-	4.7	-
Hedge funds	0.8	-	0.8	-
Real estate	0.4	-	0.4	-
Total Master Trust assets	9.7	0.1	9.6	-

Derivative assets
Forward power contracts	14.9	-	13.7	1.2
Total Derivative assets	14.9	-	13.7	1.2

Total Assets	$24.6	$0.1	$23.3	$1.2

Liabilities
Derivative liabilities
FTRs	$0.6	$-	$-	$0.6
Heating oil futures	0.4	0.4	-	-
Natural gas futures	0.1	0.1	-	-
Forward power contracts	11.1	-	11.1	-
Total Derivative liabilities	12.2	0.5	11.1	0.6

Long-term debt	2,204.8	-	2,186.6	18.2

Total Liabilities	$2,217.0	$0.5	$2,197.7	$18.8

Our financial instruments are valued using the market approach in the following categories:

•

Level 1 inputs are used for derivative contracts such as heating oil futures and for money market accounts that are considered cash equivalents.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•

Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include open-ended mutual funds that are in the Master Trust, which are valued using observable prices based on the end of day NAV per unit.

•

Level 3 inputs such as financial transmission rights are considered a Level 3 input because the monthly auctions are considered inactive.  Other Level 3 inputs include the credit valuation adjustment on some of the forward power contracts and forward power contracts in less active markets.  Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Approximately 98% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  As the Wright-Patterson Air Force Base loan is not publicly traded, fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures are not presented since debt is not recorded at fair value.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy.  AROs for ash ponds, asbestos and underground storage tanks increased by $0.6 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively.

When evaluating impairment of goodwill and long-lived assets, we measure fair value using the applicable fair value measurement guidance.  Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Goodwill and Long-lived assets measured at fair value on a nonrecurring basis during the period and their level within the fair value hierarchy (there were no impairments during the quarter ended March 31, 2015):

$ in millions	Three months ended March 31, 2014
	Carrying	Fair Value			Gross
	Amount (c)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets (a)
DP&L (East Bend)	$14.2	$-	$-	$2.7	$11.5
Goodwill (b)
DPLER Reporting unit	$135.8	$-	$-	$-	$135.8

(a)See Note 12 for further information

(b)See Note 11 for further information

(c)Carrying amount at date of valuation

8.  Derivative Instruments and Hedging Activities

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

At March 31, 2015,  DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	4.2	-	4.2
Heating oil futures	Mark to Market	Gallons	252.0	-	252.0
Forward power contracts	Cash Flow Hedge	MWh	843.5	(3,708.3)	(2,864.8)
Forward power contracts	Mark to Market	MWh	1,565.1	(4,826.9)	(3,261.8)

At December 31, 2014,  DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	10.5	-	10.5
Heating oil futures	Mark to Market	Gallons	378.0	-	378.0
Natural gas futures	Mark to Market	Dths	200.0	-	200.0
Forward power contracts	Cash Flow Hedge	MWh	175.0	(2,991.0)	(2,816.0)
Forward power contracts	Mark to Market	MWh	1,725.2	(2,707.8)	(982.6)

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

The following tables provide information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2015 and 2014:

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain in AOCI	$0.2	$18.3	$1.4	$19.2
Net gains / (losses) associated with current period hedging transactions	0.1	-	(12.9)	-
Net gains / (losses) reclassified to earnings
Interest expense	-	(0.1)	-	(0.3)
Revenues	(0.2)	-	6.5	-
Purchased power	0.9	-	(0.7)	-
Ending accumulated derivative gain / (loss) in AOCI	$1.0	$18.2	$(5.7)	$18.9

Portion expected to be reclassified to earnings in the next twelve months (a)	$1.1	$0.9

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	0

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.  FTRs, heating oil futures, and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP.  Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Consolidated Statements of Operations on an accrual basis.

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

The following tables present the amount and classification within the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014.

For the three months ended March 31, 2015

$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total

Change in unrealized gain / (loss)	$0.1	$0.9	$(2.9)	$0.1	$(1.8)
Realized loss	(0.1)	(0.1)	(2.3)	(0.1)	(2.6)
Total	$-	$0.8	$(5.2)	$-	$(4.4)

Recorded in Income Statement: gain / (loss)
Purchased power	-	0.8	(4.9)	-	(4.1)
Revenue	-	-	(0.3)	-	(0.3)
Total	$-	$0.8	$(5.2)	$-	$(4.4)

For the three months ended March 31, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized loss	$(0.1)	$(0.3)	$(5.5)	$(5.9)
Realized gain / (loss)	0.1	-	(2.0)	(1.9)
Total	$-	$(0.3)	$(7.5)	$(7.8)

Recorded in Income Statement: loss
Purchased power	-	(0.3)	(7.5)	(7.8)
Fuel	-	-	-	-
Total	$-	$(0.3)	$(7.5)	$(7.8)

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

Fair Values of Derivative Instruments
at March 31, 2015
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$5.2	$(2.5)	$-	$2.7
Forward power contracts	MTM	4.9	(3.2)	-	1.7
FTRs	MTM	0.3	-	-	0.3

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	3.8	(2.7)	-	1.1
Forward power contracts	MTM	6.4	(0.6)	-	5.8
Total assets		$20.6	$(9.0)	$-	$11.6

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$4.1	$(2.5)	$(1.6)	$-
Forward power contracts	MTM	13.0	(3.2)	(8.8)	1.0
Heating oil	MTM	0.3	-	(0.3)	-
FTRs	MTM	-	-	-	-

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	2.7	(2.7)	-	-
Forward power contracts	MTM	0.6	(0.6)	-	-
Total liabilities		$20.7	$(9.0)	$(10.7)	$1.0

The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at December 31, 2014:

Fair Values of Derivative Instruments
at December 31, 2014
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$5.6	$(2.0)	$-	$3.6
Forward power contracts	MTM	5.5	(3.4)	-	2.1

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	0.3	(0.3)	-	-
Forward power contracts	MTM	3.5	(0.9)	-	2.6
Total assets		$14.9	$(6.6)	$-	$8.3

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$2.1	$(2.0)	$-	$0.1
Forward power contracts	MTM	7.5	(3.4)	(4.1)	-
FTRs	MTM	0.6	-	-	0.6
Heating oil futures	MTM	0.4	-	(0.4)	-
Natural gas	MTM	0.1	-	(0.1)	-

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	0.6	(0.3)	(0.3)	-
Forward power contracts	MTM	0.9	(0.9)	-	-
Total liabilities		$12.2	$(6.6)	$(4.9)	$0.7

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at March 31, 2015 was $20.7 million.  $10.7 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $9.0 million.  Since our debt is below investment grade, we could have to post collateral for the remaining $1.0 million.

9.  Contractual Obligations, Commercial Commitments and Contingencies

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

At March 31, 2015, DPL had $20.5 million of guarantees to third parties for future financial or performance assurance under such agreements:  $2.0 million of guarantees on behalf of DPLER, $18.3 million of guarantees on behalf of DPLE and $0.2 million of guarantees on behalf of MC Squared, which will be released upon the April 1, 2015 sale of MC Squared.  The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE, DPLER and MC Squared to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $2.2 million at March 31, 2015.

To date, DPL has not incurred any losses related to the guarantees of DPLER’s, DPLE’s or MC Squared’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of March 31, 2015, DP&L could be responsible for the repayment of 4.9%, or $74.4 million, of a $1,519.3 million debt obligation that has maturities from 2018 to 2040.  This would only happen if OVEC defaulted on its debt payments.  As of March 31, 2015, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2014.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations.  We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2015, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations.  We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  At March 31, 2015, and December 31, 2014, we had accruals of approximately $0.8 million and $0.8 million, respectively, for environmental matters and other claims.  We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our accruals.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations.  Some of these matters could have material adverse effects on the operation of the power stations.

National Ambient Air Quality Standards

Effective August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard.  Initial non-attainment designations were made July 25, 2013, and Pierce Township in Clermont County, location of DP&L’s co-owned unit Beckjord Unit 6, was the only area with DP&L operations designated as non-attainment.  Beckjord Unit 6 was retired effective October 1, 2014.  Non-attainment areas will be required to meet the 2010 standard by October 2018.  On April 17, 2014, the USEPA proposed a data requirements rule for air agencies to ascertain attainment characterization more extensively across the country by additional modeling and/or monitoring requirements of areas with sources that exceed specified thresholds of SO2 emissions.  The rule, if finalized, could require the installation of monitors at one or more of DP&L’s coal-fired power plants and result in additional non-attainment designations that could impact our operations.  On March 20, 2015, the USEPA informed environmental commissioners of 28 states, including Ohio, that certain areas within their states will be addressed in the next round of designations.  The areas will be included if they have monitors that have newly violated the standard, or have areas with a stationary source that had SO2 emissions greater than a specified level.  The designations are to be completed by July 2, 2016.  DP&L’s co-owned unit Zimmer meets the criteria for stationary sources. DP&L is unable to determine the effect of these rule changes on its operations.

Carbon Dioxide and Other Greenhouse Gas Emissions

The USEPA issued proposed GHG emissions rules for existing, modified and reconstructed generating units on June 2, 2014.  Under the proposed rules, called the Clean Power Plan, states would be judged against state-specific CO2 emissions targets beginning in 2020, with an expected total U.S. power sector emissions reduction of 30% from 2005 levels by 2030.  For Ohio specifically, the Clean Power Plan proposes an interim goal for 2020-2029 and a proposed 2030 final goal of 1,452 pounds of CO2 per megawatt hour and 1,338 pounds of CO2 per megawatt hour, respectively, a reduction of approximately 28% from 2012 levels.  The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one- or two-year extensions under certain circumstances.  The state plans may focus on energy efficiency improvements at power stations, state renewable portfolio standards, re-dispatch to natural gas combined cycle units and other measures.  We could be required, among other things, to make efficiency improvements at our facilities.  USEPA expects to finalize this rule by August 1, 2015.  We cannot predict the effect of these proposed rules on DP&L’s operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, DP&L submitted a renewal application for the Stuart generating station NPDES permit that was due to expire on June 30, 2007.  The Ohio EPA issued a draft permit that was received on November 12, 2008.  In September 2010, the USEPA formally objected to the November 12, 2008, draft permit due to questions regarding the basis for the alternate thermal limitation.  The Ohio EPA issued a draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, the Ohio EPA issued a final permit.

On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.  A hearing before the Commission is scheduled for August 2015.  Depending on the outcome of the appeal process, the effects on DP&L’s operations could be material.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) was executed and became effective among a group of PRPs, not including DP&L, and the USEPA.  On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the “District Court”) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the District Court Judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination.  The District Court Judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012.  On February 8, 2013, the District Court Judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC.  That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the plaintiffs for rehearing.  On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015.  On April 5, 2013, the PRP group entered into a second ASAOC relating primarily to vapor intrusion under some of the buildings at the South Dayton Dump landfill site.  On April 13, 2013, as amended July 30, 2013, the PRP group filed another civil complaint against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site.  On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court Judge dismissed some of the alleged grounds for relief that the PRP group had made, but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit.  Appeals from this ruling are pending before the 6th Circuit Court of Appeals.  On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any survey regarding waste management or waste disposal.  Information responsive to this request was provided on February 17, 2015.  In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices.  DP&L responded to this request on March 27, 2015.  DP&L is unable to predict the outcome of this action by the plaintiffs and USEPA.  Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

Regulation of Ash Ponds

There has been increasing advocacy to regulate coal combustion residuals (CCR) under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle

D.  The USEPA released its final rule on December 19, 2014, designating coal combustion residuals that are not beneficially reused as non-hazardous solid waste under RCRA Subtitle D.  The rule was published in the Federal Register on April 17, 2015 and becomes effective October 19, 2015, and applies new detailed management practices to new and existing landfills and surface impoundments, including lateral expansions of such units.  DP&L is currently reviewing the rule and assessing the impact on our operations.  Our business, financial condition or operations could be materially and adversely affected by this regulation.

10.  Business Segments

DPL operates through two segments; Utility and Competitive Retail.  The Utility segment consists of the operations of DPL’s subsidiary, DP&L.  The Competitive Retail segment consists of DPL’s wholly owned subsidiary DPLER, including DPLER’s wholly owned subsidiary, MC Squared.  This is how we view our business and make decisions on how to allocate resources and evaluate performance.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers.  DP&L generates electricity at five coal-fired power plants and DP&L distributes power to more than 516,000 retail customers who are located in a 6,000 square mile area of West Central Ohio.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the PJM wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  As of March 31, 2015, the Competitive Retail segment sold electricity to approximately 259,000 customers located throughout Ohio and in Illinois.  This number includes approximately 116,000 customers in Northern Illinois of MC Squared, a Chicago-based retail electricity supplier.  On April 1, 2015, DPLER closed on the sale of MC Squared to Chicago-based Wolverine.  After considering the sale of MC Squared on April 1, 2015, the Competitive Retail segment sold electricity to 143,000 customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.  The majority of intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended March 31, 2015

Revenues from external customers	$350.6	$122.3	$21.6	$-	$494.5
Intersegment revenues	110.7	-	1.6	(112.3)	-
Total revenues	461.3	122.3	23.2	(112.3)	494.5

Fuel	69.3	-	7.1	-	76.4
Purchased power	189.7	111.7	4.2	(111.4)	194.2

Gross margin	$202.3	$10.6	$11.9	$(0.9)	$223.9

Depreciation and amortization	$34.7	$0.3	$-	$-	$35.0
Interest expense	8.7	-	21.9	(0.1)	30.5
Income tax expense (benefit)	14.8	1.3	(3.4)	-	12.7
Net income / (loss)	36.5	1.6	(9.4)	-	28.7

Cash capital expenditures	$33.1	$0.2	$0.4	$-	$33.7

At March 31, 2015
Total assets	$3,289.7	$72.3	$1,476.1	$(1,284.2)	$3,553.9

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended March 31, 2014

Revenues from external customers	$292.6	$148.4	$19.2	$0.1	$460.3
Intersegment revenues	139.5	-	1.0	(140.5)	-
Total revenues	432.1	148.4	20.2	(140.4)	460.3

Fuel	84.3	-	5.7	-	90.0
Purchased power	168.0	140.2	5.4	(139.5)	174.1
Amortization of intangibles	-	-	0.3	-	0.3

Gross margin	$179.8	$8.2	$8.8	$(0.9)	$195.9

Depreciation and amortization	$36.5	$0.1	$(1.4)	$0.1	$35.3
Goodwill impairment	-	-	135.8	-	135.8
Fixed-asset impairment	-	-	11.5	-	11.5
Interest expense	7.8	0.1	23.1	(0.2)	30.8
Income tax expense (benefit)	4.0	(0.7)	95.4	0.1	98.8
Net income / (loss)	9.4	(1.4)	(257.0)	-	(249.0)

Cash capital expenditures	$27.4	$-	$1.0	$-	$28.4

At December 31, 2014
Total assets	$3,338.7	$94.9	$1,440.1	$(1,295.9)	$3,577.8

11. Goodwill Impairment

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

12. Fixed-asset Impairment

During the first quarter of 2014, DP&L tested the recoverability of long-lived assets at East Bend, a 186 MW coal-fired plant in Kentucky jointly-owned by DP&L.  Indications during that quarter that the fair value of the asset group was less than its carrying amount were determined to be impairment indicators given how narrowly these long-lived assets had passed the recoverability test during the fourth quarter of 2013.  DP&L performed a long-lived asset impairment test and determined that the carrying amount of the asset group was not recoverable. The East Bend asset group was determined to have a fair value of $2.7 million using the market approach.  As a result, we recognized an asset impairment expense of $11.5 million.  In May 2014, an agreement was signed for the sale of DP&L’s interest in the generating assets at East Bend.  The sale price approximated the carrying value.  This transaction closed on December 30, 2014.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2015	2014

Revenues	$461.3	$432.1

Cost of revenues:
Fuel	69.3	84.3
Purchased power	189.7	168.0
Total cost of revenues	259.0	252.3

Gross margin	202.3	179.8

Operating expenses:
Operation and maintenance	83.9	95.4
Depreciation and amortization	34.7	36.5
General taxes	23.0	26.4
Other	0.4	0.2
Total operating expenses	142.0	158.5

Operating income	60.3	21.3

Other income / (expense), net:
Investment income / (loss)	(0.1)	0.3
Interest expense	(8.7)	(7.8)
Other expense	(0.2)	(0.4)
Total other expense	(9.0)	(7.9)

Earnings before income taxes	51.3	13.4
Income tax expense	14.8	4.0

Net income	36.5	9.4
Dividends on preferred stock	0.2	0.2

Income attributable to common stock	$36.3	$9.2

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended March 31,
$ in millions	2015	2014

Net income	$36.5	$9.4

Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $(0.2) and $0.2 for each respective period	0.5	(0.3)
Reclassification to earnings, net of income tax (expense) / benefit of $0.2 and $(0.1) for each respective period	(0.4)	0.2
Total change in fair value of available-for-sale securities	0.1	(0.1)

Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.1 and $7.0 for each respective period	0.1	(12.9)
Reclassification to earnings, net of income tax expense of $(0.3) and $(3.2) for each respective period	0.5	5.7
Total change in fair value of derivatives	0.6	(7.2)

Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.5) and $(0.4) for each respective period	0.9	0.6
Total change in unfunded pension obligation	0.9	0.6

Other comprehensive income / (loss)	1.6	(6.7)

Net comprehensive income	$38.1	$2.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2015	2014
Cash flows from operating activities:
Net income	$36.5	$9.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34.7	36.5
Deferred income taxes	(0.7)	1.4
Changes in certain assets and liabilities:
Accounts receivable	(1.3)	(14.8)
Inventories	5.2	(10.3)
Prepaid taxes	0.5	0.3
Taxes applicable to subsequent years	18.3	13.5
Deferred regulatory costs, net	11.4	(7.7)
Accounts payable	(20.2)	34.0
Accrued taxes payable	(20.6)	(21.5)
Accrued interest payable	(5.9)	(5.8)
Pension, retiree and other benefits	2.0	0.8
Other	(16.3)	(25.6)
Net cash from operating activities	43.6	10.2

Cash flows from investing activities:
Capital expenditures	(33.1)	(27.4)
Purchase of emission allowances	-	(0.1)
Purchase of renewable energy credits	(0.2)	(1.2)
Decrease / (increase) in restricted cash	(0.8)	(16.0)
Insurance proceeds	1.5	-
Other investing activities, net	0.3	-
Net cash from investing activities	(32.3)	(44.7)

Net cash from financing activities:
Dividends paid on common stock to parent	(10.0)	-
Issuance of notes payable - related party	-	15.0
Dividends paid on preferred stock	(0.2)	(0.2)
Borrowings from revolving credit facilities	15.0	-
Repayment of borrowings from revolving credit facilities	(15.0)	-
Net cash from financing activities	(10.2)	14.8

Cash and cash equivalents:
Net change	1.1	(19.7)
Balance at beginning of period	5.4	22.9
Cash and cash equivalents at end of period	$6.5	$3.2

Supplemental cash flow information:
Interest paid, net of amounts capitalized	$12.5	$12.8
Income taxes paid / (refunded), net	$-	$(0.3)
Non-cash financing and investing activities:
Accruals for capital expenditures	$11.2	$9.4

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$6.5	$5.4
Restricted cash	17.5	16.7
Accounts receivable, net (Note 2)	155.0	152.7
Inventories (Note 2)	93.7	99.0
Taxes applicable to subsequent years	57.1	75.4
Regulatory assets, current	34.9	44.2
Other prepayments and current assets	36.9	41.1
Total current assets	401.6	434.5

Property, plant & equipment:
Property, plant & equipment	5,152.9	5,120.7
Less: Accumulated depreciation and amortization	(2,524.3)	(2,495.7)
	2,628.6	2,625.0
Construction work in process	64.3	75.4
Total net property, plant & equipment	2,692.9	2,700.4

Other non-current assets:
Regulatory assets, non-current	156.8	167.5
Intangible assets, net of amortization	4.4	7.8
Other deferred assets	34.0	28.5
Total other non-current assets	195.2	203.8

Total assets	$3,289.7	$3,338.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS

	March 31,	December 31,
$ in millions	2015	2014

LIABILITIES AND SHAREHOLDER'S EQUITY

Current liabilities:
Current portion of long-term debt (Note 4)	$0.1	$0.1
Accounts payable	78.1	104.8
Accrued taxes	99.7	82.6
Accrued interest	3.9	9.8
Customer security deposits	16.1	34.5
Regulatory liabilities, current	6.8	4.4
Other current liabilities	44.0	44.8
Total current liabilities	248.7	281.0

Non-current liabilities:
Long-term debt (Note 4)	877.1	877.0
Deferred taxes	641.3	650.0
Taxes payable	40.7	78.4
Regulatory liabilities, non-current	124.6	124.1
Pension, retiree and other benefits	95.9	95.9
Unamortized investment tax credit	21.8	22.4
Other deferred credits	45.6	43.6
Total non-current liabilities	1,847.0	1,891.4

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	803.5	803.5
Accumulated other comprehensive loss	(40.7)	(42.3)
Retained earnings	407.9	381.8
Total common shareholder's equity	1,171.1	1,143.4

Total liabilities and shareholder's equity	$3,289.7	$3,338.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company

Notes to Condensed Financial Statements (Unaudited)

1.  Overview and Summary of Significant Accounting Policies

Description of Business

DP&L is a public utility incorporated in 1911 under the laws of Ohio.  Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however distribution and transmission retail services are still regulated.  DP&L has the exclusive right to provide such distribution and transmission services to its more than 516,000 customers located in West Central Ohio.  Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost.  During 2015, DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process, followed by 100% in 2016 and later.  Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense.  DP&L's sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity.  DP&L sells any excess energy and capacity into the wholesale market.  On June 4, 2014, the PUCO issued a fourth entry on rehearing which reinstated the time by which DP&L must separate its generation assets from its transmission and distribution assets to no later than January 1, 2017.  While the OCC filed an application for rehearing on this Commission Order, it was denied by final order issued on July 23, 2014.  DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of DPLER’s retail customers.  DP&L is a subsidiary of DPL.

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

DP&L employed 1,166 people as of March 31, 2015.  Approximately 61% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

Financial Statement Presentation

DP&L does not have any subsidiaries.  DP&L has undivided ownership interests in five coal-fired generating facilities, peaking electric generating facilities and numerous transmission facilities, all of which are included in the financial statements at amortized cost.  Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Statements of Operations.  See Note 3 for more information.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X.  Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report.  Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2014.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2015; our results of operations for the three months ended March 31, 2015 and 2014 and our cash flows for the three months ended March 31, 2015 and 2014.  Unless otherwise noted, all adjustments are normal and recurring in nature.  Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2015 may not be indicative of our results that will be realized for the full year ending December 31, 2015.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities

DP&L collects certain excise taxes levied by state or local governments from its customers.  These taxes are accounted for on a net basis and not included in revenue.  The amounts of such taxes collected for the three months ended March 31, 2015 and 2014 were $14.0 million and $14.4 million, respectively.

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

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL and AES.  The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2015	2014
DP&L Revenues:
Sales to DPLER (including MC Squared) (a)	$110.7	$139.5

DP&L Operations and Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.7)	$(0.8)
Expense recoveries for services provided to DPLER (c)	$0.8	$-

Transactions with the Service Company
Charges for services provided	$8.4	$10.4

DP&L Customer security deposits:	At March 31, 2015	At December 31, 2014
Deposits received from DPLER (d)	$2.4	$20.1

Balances with the Service Company
Net advances / (payable) to the Service Company	$3.0	$(4.7)

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

Recently Issued Accounting Standards

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)

In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach.  Early adoption is permitted for financial statements that have not been previously issued.  As of March 31, 2015, DP&L had approximately $10.4 million in deferred financing costs classified in other noncurrent assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

2.  Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
$ in millions	2015	2014

Accounts receivable, net:
Unbilled revenue	$40.6	$49.0
Customer receivables	81.7	68.7
Amounts due from partners in jointly owned plants	8.3	14.2
Other	25.5	21.7
Provision for uncollectible accounts	(1.1)	(0.9)
Total accounts receivable, net	$155.0	$152.7

Inventories, at average cost:
Fuel and limestone	$58.8	$65.3
Plant materials and supplies	33.1	32.3
Other	1.8	1.4
Total inventories, at average cost	$93.7	$99.0

Accumulated Other Comprehensive Income / (Loss)

The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2015	2014

Gains and losses on Available-for-sale securities activity (Note 7):
	Other income	$(0.6)	$0.3
	Tax expense	0.2	(0.1)
	Net of income taxes	(0.4)	0.2

Gains and losses on cash flow hedges (Note 8):
	Interest expense	(0.3)	(0.3)
	Revenue	(0.3)	(1.0)
	Purchased power	1.4	10.2
	Total before income taxes	0.8	8.9
	Tax expense	(0.3)	(3.2)
	Net of income taxes	0.5	5.7

Amortization of defined benefit pension items (Note 6):
	Reclassification to Other income / (deductions)	1.4	1.0
	Tax benefit	(0.5)	(0.4)
	Net of income taxes	0.9	0.6

Total reclassifications for the period, net of income taxes		$1.0	$6.5

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2015 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2015	$0.7	$2.8	$(45.8)	$(42.3)

Other comprehensive income before reclassifications	0.5	0.1	-	0.6
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.4)	0.5	0.9	1.0
Net current period other comprehensive income	0.1	0.6	0.9	1.6

Balance March 31, 2015	$0.8	$3.4	$(44.9)	$(40.7)

3.  Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in five coal-fired electric generating facilities, various peaking facilities and numerous transmission facilities with certain other Ohio utilities.  Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on the energy taken.  The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests.  As of March 31, 2015,  DP&L had $24.0 million of construction work in process at such jointly owned facilities.  DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant & equipment in the Condensed Balance Sheets.  Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned unit or station.

DP&L’s undivided ownership interest in such facilities at March 31, 2015, is as follows:

	DP&L Share		DP&L Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)

Conesville Unit 4	16.5	129	$24	$5	$1	Yes
Killen Station	67.0	402	624	317	4	Yes
Miami Fort Units 7 and 8	36.0	368	361	164	3	Yes
Stuart Station	35.0	808	758	327	12	Yes
Zimmer Station	28.1	371	1,104	679	4	Yes
Transmission (at varying percentages)		n/a	98	63	-
Total		2,078	$2,969	$1,555	$24

4.  Debt Obligations

Long-term debt

	March 31,	December 31,
$ in millions	2015	2014

First mortgage bonds due in September 2016 - 1.875%	445.0	445.0
Pollution control series due in January 2028 - 4.7%	$35.3	$35.3
Pollution control series due in January 2034 - 4.8%	179.1	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.02% - 0.05% and 0.04% - 0.15% (a)	100.0	100.0
U.S. Government note due in February 2061 - 4.2%	18.1	18.1
Unamortized debt discount	(0.4)	(0.5)
Total non-current portion of long-term debt	$877.1	$877.0

Current portion of long-term debt

	March 31,	December 31,
$ in millions	2015	2014

U.S. Government note due in February 2061 - 4.2%	0.1	$0.1
Total current portion of long-term debt	$0.1	$0.1

(a) Range of interest rates for the three months ended March 31, 2015 and the twelve months ended December 31, 2014, respectively.

At March 31, 2015, maturities of long-term debt are as follows:

Due within the twelve months ending March 31,
$ in millions
2016	$0.1
2017	445.1
2018	0.1
2019	0.2
2020	0.2
Thereafter	431.9
877.6

Unamortized discounts	(0.4)
Total long-term debt	$877.2

DP&L has a $300.0 million unsecured revolving credit agreement with a syndicated bank group. This $300.0 million facility has a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million.  At March 31, 2015, there were two letters of credit in the amount of $1.4 million outstanding, with the remaining $298.6 million available to DP&L.  Fees associated with this revolving credit facility were not material during the three months ended March 31, 2015 or 2014.

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

5.  Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2015 and 2014.

	Three months ended March 31,
	2015	2014
DP&L	29.0%	29.9%

Income tax expense for the three months ended March 31, 2015 and 2014 was calculated using the estimated annual effective income tax rates for 2015 and 2014 of 29.4% and 30.6%, respectively.  For the three months ended March 31, 2015 and 2014 management estimated the annual effective tax rate based on its forecast of annual pre-tax income.  To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2015, DP&L’s current period effective rate is less than the estimated annual effective rate due to a discrete adjustment that was recorded to properly reflect the filed 2013 state income tax returns and the deduction for the preferred stock dividends.

6.  Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time.  There were no contributions made during the three months ended March 31, 2015 or 2014.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate.  The amounts presented for postretirement include both health and life insurance.  The pension and postretirement costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan.  See "Related Party Transactions" discussion in Note 1, "Overview and Summary of Significant Accounting Policies".

The net periodic benefit cost / (income) of the pension and postretirement benefit plans for the three months ended March 31, 2015 and 2014 was:

Net Periodic Benefit Cost / (Income)	Pension		Postretirement
	Three months ended		Three months ended
	March 31,		March 31,
$ in millions	2015	2014	2015	2014
Service cost	$1.8	$1.5	$-	$-
Interest cost	4.3	4.4	0.2	0.2
Expected return on plan assets	(5.7)	(5.7)	-	-
Amortization of unrecognized:
Prior service cost	0.8	0.7	-	-
Actuarial loss / (gain)	2.4	1.6	(0.2)	(0.2)
Net periodic benefit cost	$3.6	$2.5	$-	$-

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement

2015	$18.6	$1.4
2016	25.2	1.8
2017	25.7	1.7
2018	26.3	1.6
2019	26.7	1.5
2020 - 2024	137.0	6.1

7.  Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible.  We rely on valuation models only when no other method is available to us.  The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2015 and December 31, 2014.  Information about the fair value of our derivative instruments can be found in Note 8.

	March 31, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.1	$0.1
Equity securities	2.7	3.8	2.7	3.7
Debt securities	4.6	4.6	4.7	4.7
Hedge funds	0.7	0.7	0.8	0.8
Real estate	0.3	0.4	0.4	0.4
Total assets	$8.4	$9.6	$8.7	$9.7

Liabilities
Debt	$877.2	$885.2	$877.1	$882.5

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

DP&L had $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2015 and $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2014.

During the three months ended March 31, 2015, $0.6 million ($0.4 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings.  An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the disbursement of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 30, 2015 and 2014.

The fair value of assets and liabilities at March 31, 2015 and December 31, 2014 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at March 31, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$-	$-
Equity securities	3.8	-	3.8	-
Debt securities	4.6	-	4.6	-
Hedge funds	0.7	-	0.7	-
Real estate	0.4	-	0.4	-
Total Master Trust assets	9.6	0.1	9.5	-

Derivative assets
FTRs	0.3	-	-	0.3
Forward power contracts	20.5	-	19.0	1.5
Total derivative assets	20.8	-	19.0	1.8

Total assets	$30.4	$0.1	$28.5	$1.8

Liabilities
Derivative liabilities
Heating oil	$0.3	$0.3	$-	$-
Forward power contracts	20.6	-	19.2	1.4
Total derivative liabilities	20.9	0.3	19.2	1.4

Long-term debt	885.2	-	867.0	18.2

Total liabilities	$906.1	$0.3	$886.2	$19.6

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$-	$-
Equity securities	3.7	-	3.7	-
Debt securities	4.7	-	4.7	-
Hedge funds	0.8	-	0.8	-
Real estate	0.4	-	0.4	-
Total Master Trust assets	9.7	0.1	9.6	-

Derivative assets
Forward power contracts	15.1	-	13.9	1.2
Total Derivative assets	15.1	-	13.9	1.2

Total assets	$24.8	$0.1	$23.5	$1.2

Liabilities
Derivative liabilities
FTRs	$0.6	$-	$-	$0.6
Heating oil futures	0.4	0.4	-	-
Natural gas futures	0.1	0.1	-	-
Forward power contracts	11.2	-	11.2	-
Total Derivative liabilities	12.3	0.5	11.2	0.6

Long-term debt	882.5	-	864.3	18.2

Total liabilities	$894.8	$0.5	$875.5	$18.8

Our financial instruments are valued using the market approach in the following categories:

•

Level 1 inputs are used for derivative contracts such as heating oil futures and for money market accounts that are considered cash equivalents.  The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•

Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market).  Other Level 2 assets include open-ended mutual funds that are in the Master Trust, which are valued using observable prices based on the end of day NAV per unit.

•

Level 3 inputs such as financial transmission rights are considered a Level 3 input because the monthly auctions are considered inactive.  Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Our debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets.  These fair value inputs are considered Level 2 in the fair value hierarchy.  Since the Wright-Patterson Air Force Base loan is not publicly traded, fair value is assumed to equal carrying value.  These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs.  Additional Level 3 disclosures are not presented since debt is not recorded at fair value.

Approximately 98% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements

We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability.  Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates.  AROs for ash ponds, asbestos and underground storage tanks increased by $0.6 million and $1.2 million during the three months ended March 31, 2015 and 2014, respectively

8.  Derivative Instruments and Hedging Activities

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

At March 31, 2015, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	4.2	-	4.2
Heating oil futures	Mark to Market	Gallons	252.0	-	252.0
Forward power contracts	Cash Flow Hedge	MWh	843.5	(3,708.3)	(2,864.8)
Forward power contracts	Mark to Market	MWh	1,565.1	(4,911.8)	(3,346.7)

At December 31, 2014, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	10.5	-	10.5
Heating oil futures	Mark to Market	Gallons	378.0	-	378.0
Natural Gas	Mark to Market	Dths	200.0	-	200.0
Forward power contracts	Cash Flow Hedge	MWh	175.0	(2,991.0)	(2,816.0)
Forward power contracts	Mark to Market	MWh	1,725.2	(2,804.0)	(1,078.8)

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

The following tables provide information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2015 and 2014:

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge

Beginning accumulated derivative gain in AOCI	$0.2	$2.6	$1.0	$5.2
Net gains / (losses) associated with current period hedging transactions	0.1	-	(12.9)	-
Net gains / (losses) reclassified to earnings
Interest expense	-	(0.2)	-	(0.3)
Revenues	(0.2)	-	6.6	-
Purchased power	0.9	-	(0.6)	-
Ending accumulated derivative gain / (loss) in AOCI	$1.0	$2.4	$(5.9)	$4.9

Portion expected to be reclassified to earnings in the next twelve months (a)	$1.1	$1.0

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	21	0

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting

Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchases and sales exceptions under FASC 815.  Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Statements of Operations in the period in which the change occurred.  This is commonly referred to as “MTM accounting.”  Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty.  FTRs, heating oil futures and certain forward power contracts are marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP.  Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Statements of Operations on an accrual basis.

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

The following tables present the amount and classification within the Condensed Statements of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three months ended March 31, 2015 and 2014:

For the three months ended March 31, 2015

$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total

Change in unrealized gain / (loss)	$0.1	$0.9	$(2.9)	$0.1	$(1.8)
Realized loss	(0.1)	(0.1)	(2.3)	(0.1)	(2.6)
Total	$-	$0.8	$(5.2)	$-	$(4.4)

Recorded in Income Statement: gain / (loss)
Purchased power	-	0.8	(4.9)	-	(4.1)
Revenues	-	-	(0.3)	-	(0.3)
Total	$-	$0.8	$(5.2)	$-	$(4.4)

For the three months ended March 31, 2014

$ in millions	Heating Oil	FTRs	Power	Total

Change in unrealized loss	$(0.1)	$(0.3)	$(5.5)	$(5.9)
Realized gain / (loss)	0.1	-	(1.4)	(1.3)
Total	$-	$(0.3)	$(6.9)	$(7.2)

Recorded in Income Statement: gain / (loss)
Revenues	-	-	0.8	0.8
Purchased power	-	(0.3)	(7.7)	(8.0)
Fuel	-	-	-	-
Total	$-	$(0.3)	$(6.9)	$(7.2)

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

Fair Values of Derivative Instruments
at March 31, 2015
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$5.2	$(2.5)	$-	$2.7
Forward power contracts	MTM	5.0	(3.2)	-	1.8
FTRs	MTM	0.3	-	-	0.3

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	3.8	(2.7)	-	1.1
Forward power contracts	MTM	6.5	(0.6)	-	5.9
Total assets		$20.8	$(9.0)	$-	$11.8

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$4.1	$(2.5)	$(1.6)	$-
Forward power contracts	MTM	13.1	(3.2)	(8.8)	1.1
Heating oil futures	MTM	0.3	-	(0.3)	-
FTRs	MTM	-	-	-	-

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	2.7	(2.7)	-	-
Forward power contracts	MTM	0.7	(0.6)	-	0.1
Total liabilities		$20.9	$(9.0)	$(10.7)	$1.2

The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at December 31, 2014:

Fair Values of Derivative Instruments
at December 31, 2014
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$5.6	$(2.0)	$-	$3.6
Forward power contracts	MTM	5.6	(3.4)	-	2.2

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	0.3	(0.3)	-	-
Forward power contracts	MTM	3.6	(0.9)	-	2.7
Total assets		$15.1	$(6.6)	$-	$8.5

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$2.1	$(2.0)	$-	$0.1
Forward power contracts	MTM	7.5	(3.4)	(4.1)	-
FTRs	MTM	0.6	-	-	0.6
Heating oil futures	MTM	0.4	-	(0.4)	-
Natural gas futures	MTM	0.1	-	(0.1)	-

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	0.6	(0.3)	(0.3)	-
Forward power contracts	MTM	1.0	(0.9)	-	0.1
Total liabilities		$12.3	$(6.6)	$(4.9)	$0.8

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at March 31, 2015 was $20.9 million.  $10.7 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts.  This liability position is further offset by the asset position of counterparties with master netting agreements of $9.0 million.  Since our debt is below investment grade, we could be required to post collateral for the remaining $1.2 million.

9.   Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at March 31, 2015.  All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

10.  Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest

DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP.  As of March 31, 2015, DP&L could be responsible for the repayment of 4.9%, or $74.4 million, of a $1,519.3 million debt obligation that has maturities from 2018 to 2040.  This would only happen if OVEC defaulted on its debt payments.  As of March 31, 2015, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations

There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2014.

Contingencies

In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations.  We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies.  However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements.  As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2015, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions.  In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations.  We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP.  At March 31, 2015, and December 31, 2014, we had accruals of approximately $0.8 million and $0.8 million, respectively, for environmental matters and other claims.  We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below.  We evaluate the potential liability related to environmental matters quarterly and may revise our estimates.  Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations.  Some of these matters could have material adverse effects on the operation of the power stations.

National Ambient Air Quality Standards

Effective August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard.  Initial non-attainment designations were made July 25, 2013, and Pierce Township in Clermont County, location of DP&L’s co-owned unit Beckjord Unit 6, was the only area with DP&L operations designated as non-attainment.  Beckjord Unit 6 was retired effective October 1, 2014.  Non-attainment areas will be required to meet the 2010 standard by October 2018.  On April 17, 2014, the USEPA proposed a data requirements rule for air agencies to ascertain attainment characterization more extensively across the country by additional modeling and/or monitoring requirements of areas with sources that exceed specified thresholds of SO2 emissions.  The rule, if finalized, could require the installation of monitors at one or more of DP&L’s coal-fired power plants and result in additional non-attainment designations that could impact our operations.  On March 20, 2015, the USEPA informed environmental commissioners of 28 states, including Ohio, that certain areas within their states will be addressed in the next round of designations.  The areas will be included if they have monitors that have newly violated the standard, or have areas with a stationary source that had SO2 emissions greater than a specified level.  The designations are to be completed by July 2, 2016.  DP&L’s co-owned unit Zimmer meets the criteria for stationary sources. DP&L is unable to determine the effect of these rule changes on its operations.

Carbon Dioxide and Other Greenhouse Gas Emissions

The USEPA issued proposed GHG emissions rules for existing, modified and reconstructed generating units on June 2, 2014.  Under the proposed rules, called the Clean Power Plan, states would be judged against state-specific CO2 emissions targets beginning in 2020, with an expected total U.S. power sector emissions reduction of 30% from 2005 levels by 2030.  For Ohio specifically, the Clean Power Plan proposes an interim goal for 2020-2029 and a proposed 2030 final goal of 1,452 pounds of CO2 per megawatt hour and 1,338 pounds of CO2 per megawatt hour, respectively, a reduction of approximately 28% from 2012 levels.  The proposed rule requires states to submit implementation plans to meet the standards set forth in the rule by June 30, 2016, with the possibility of one- or two-year extensions under certain circumstances.  The state plans may focus on energy efficiency improvements at power stations, state renewable portfolio standards, re-dispatch to natural gas combined cycle units and other measures.  We could be required, among other things, to make efficiency improvements at our facilities.  USEPA expects to finalize this rule by August 1, 2015.  We cannot predict the effect of these proposed rules on DP&L’s operations.

Clean Water Act – Regulation of Water Discharge

In December 2006, DP&L submitted a renewal application for the Stuart generating station NPDES permit that was due to expire on June 30, 2007.  The Ohio EPA issued a draft permit that was received on November 12, 2008.  In September 2010, the USEPA formally objected to the November 12, 2008, draft permit due to questions regarding the basis for the alternate thermal limitation.  The Ohio EPA issued a draft permit in December 2011 and a public hearing was held on February 2, 2012.  The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system.  DP&L submitted comments to the draft permit.  In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments.  In December 2012, the USEPA formally withdrew their objection to the permit.  On January 7, 2013, the Ohio EPA issued a final permit.  On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission.  A hearing before the Commission is scheduled for August 2015.  Depending on the outcome of the appeal process, the effects on DP&L’s operations could be material.

Regulation of Waste Disposal

In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site.  In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach.  In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS.  No recent activity has occurred with respect to that notice or PRP status.  On August 16, 2006, an Administrative Settlement Agreement and Order

on Consent (“ASAOC”) was executed and became effective among a group of PRPs, not including DP&L, and the USEPA.  On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site.  DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010.  On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the “District Court”) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the South Dayton Dump landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site.  On February 10, 2011, the District Court Judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination.  The District Court Judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly directly delivered by truck to the landfill.  Discovery, including depositions of past and present DP&L employees, was conducted in 2012.  On February 8, 2013, the District Court Judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC.  That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the plaintiffs for rehearing.  On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015.  On April 5, 2013, the PRP group entered into a second ASAOC relating primarily to vapor intrusion under some of the buildings at the South Dayton Dump landfill site.  On April 13, 2013, as amended July 30, 2013, the PRP group filed another civil complaint against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site.  On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court Judge dismissed some of the alleged grounds for relief that the PRP group had made, but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit.  Appeals from this ruling are pending before the 6th Circuit Court of Appeals.  On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any survey regarding waste management or waste disposal.  Information responsive to this request was provided on February 17, 2015.  In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices.  DP&L responded to this request on March 27, 2015.  DP&L is unable to predict the outcome of this action by the plaintiffs and USEPA.  Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 does not address future litigation that may arise with respect to actual remediation costs.  While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its operations.

Regulation of Ash Ponds

There has been increasing advocacy to regulate coal combustion residuals (CCR) under the Resource Conservation Recovery Act (RCRA).  On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D.  The USEPA released its final rule on December 19, 2014, designating coal combustion residuals that are not beneficially reused as non-hazardous solid waste under RCRA Subtitle D.  The rule was published in the Federal Register on April 17, 2015 and becomes effective October 19, 2015, and applies new detailed management practices to new and existing landfills and surface impoundments, including lateral expansions of such units.  DP&L is currently reviewing the rule and assessing the impact on our operations.  Our business, financial condition or operations could be materially and adversely affected by this regulation.

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

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ending December 31, 2014 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section of this Form 10-Q.  For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities.  As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities in an effort to comply, or to determine compliance, with such regulations.  We record liabilities for losses that are probable of occurring and can be reasonably estimated.  See Note 9 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 10 of Notes to DP&L’s Condensed Financial Statements.

COMPETITION AND PJM PRICING

RPM Capacity Auction Price

The PJM RPM capacity base residual auction for the 2017/18 period cleared at a per megawatt price of $120/day for our RTO area.  The per megawatt prices for the periods 2016/17, 2015/16 2014/15 were $59/day, $136/day and  $126/day, respectively, based on previous auctions.  Future RPM auction results will be dependent not only on the overall supply and demand of generation and load, but may also be impacted by congestion as well as PJM’s business rules relating to bidding for demand response and energy efficiency resources in the RPM capacity auctions.  The SSO retail costs and revenues are included in the RPM rider.  Therefore, increases in customer switching causes more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation.  We cannot predict the outcome of future auctions or customer switching but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/day in the capacity auction price would result in an annual impact to net income of approximately $6.4 million and $5.1 million for DPL and DP&L, respectively.  These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load.  These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

There are proposals from PJM pending before the FERC that would modify capacity markets including near-term modifications with respect to RPM and longer-term modifications that would phase-out RPM and replace it with a Capacity Performance (“CP”) program.  Because the changes to the capacity markets proposed by PJM are still being evaluated by the FERC, the FERC has approved a waiver that allows PJM to delay the capacity auction that would have been held in May 2015.

Ohio Competitive Considerations and Proceedings

Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier.    DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to supply retail generation service to customers that do not choose an alternative supplier; however; the supply of electricity for DP&L’s SSO customers is partially sourced through a competitive bid auction in 2014 and 2015, with 100% sourced through competitive bid starting January 2016.  The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER and non-affiliated CRES providers in our service territory during the three months ended March 31, 2015 and 2014:

	Three months ended		Three months ended
	March 31, 2015		March 31, 2014
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)

Supplied by DPLER (a)	124,367	1,149	138,420	1,604

Supplied by non-affiliated CRES providers	116,568	1,413	90,593	999

Total in DP&L's service territory	240,935	2,562	229,013	2,603

Distribution customers/sales by DP&L in our service territory (b)	516,324	3,756	515,748	3,827

(a)DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(b)The volumes supplied by DPLER represent approximately 31% and 42% of DP&L’s total distribution volumes during the three months ended March 31, 2015 and 2014, respectively.  We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

DPLER, an affiliated company and one of the registered CRES providers, markets transmission and generation services to DP&L customers.

FUEL AND RELATED COSTS

Fuel and Commodity Prices

The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance.  In addition, domestic issues like government-imposed direct costs and permitting issues affect mining costs and supply availability.  Our approach is to hedge the fuel costs for our anticipated electric sales.  For the year ending December 31, 2015, we have substantially all our coal requirements under contract to meet our committed sales.  We may not be able to hedge the entire exposure of our operations from commodity price volatility.  If our suppliers do not meet their contractual commitments or we are not hedged against price volatility and we are unable to recover costs through the fuel and purchased power recovery rider, our results of operations, financial condition or cash flows could be materially affected.

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.  A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three months ended
	March 31,
$ in millions	2015	2014
Revenues:
Retail	$338.9	$373.6
Wholesale	94.6	49.4
RTO revenues	19.2	26.7
RTO capacity revenues	39.1	8.4
Other revenues	2.8	2.7
Other mark-to-market losses	(0.1)	(0.5)
Total revenues	494.5	460.3

Cost of revenues:
Fuel costs	76.7	90.1
Gains from the sale of coal	(0.2)	(0.2)
Mark-to-market losses / (gains)	(0.1)	0.1
Total fuel	76.4	90.0

Purchased power	126.2	106.9
RTO charges	33.1	51.5
RTO capacity charges	33.0	9.9
Mark-to-market losses	1.9	5.8
Total purchased power	194.2	174.1

Amortization of intangibles	-	0.3

Total cost of revenues	270.6	264.4

Gross margin (a)	$223.9	$195.9

Gross margin as a percentage of revenues	45%	43%

Operating income / (loss)	$72.6	$(119.3)

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

	Three months ended
	March 31,
	2015	2014

Heating degree days (a)	3,241	3,357
Cooling degree days (a)	-	-

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

Since we plan to utilize our internal generating capacity to supply our retail customers’ needs first, increases in retail demand may decrease the volume of internal generation available to be sold in the wholesale market and vice versa.  The wholesale market covers a multi-state area and settles on an hourly basis throughout the year.  Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; our retail demand; retail demand elsewhere throughout the entire wholesale market area; our plants’ and non-affiliated utility plants’ availability to sell into the wholesale market; and weather conditions across the multi-state region. Our plan is to make wholesale sales when market prices allow for the economic operation of our generation facilities not being utilized to meet our retail demand or when margin opportunities exist between the wholesale sales and power purchase prices.

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2015 vs. 2014
Retail
Rate	$15.6
Volume	(45.8)
Other miscellaneous	(4.5)
Total retail change	(34.7)

Wholesale
Rate	28.2
Volume	17.0
Total wholesale change	45.2

RTO capacity & other
RTO capacity and other revenues	23.3

Other
Unrealized MTM	0.4
Total other revenue	0.4

Total revenues change	$34.2

For the three months ended March 31, 2015, Revenues increased $34.2 million to $494.5 million from $460.3 million in the same period of the prior year.  This increase was primarily the result of increased wholesale and

RTO capacity and other revenues, partially offset by lower retail revenue.  The changes in the components of revenue are discussed below:

•

Retail revenues decreased $34.7 million primarily due to decreased volume driven by a loss of DPLER customers both within and outside of DP&L’s service territory, although DP&L continues to provide distribution service to all customers within its service territory.  Also contributing to the decrease is a 4% decrease in heating degree days compared to 2014 as well as lower retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate.  Partially offsetting these decreases are increased DP&L retail revenue due to recovery of previously deferred costs and increased DPLER average rates.

•

Wholesale revenues increased $45.2 million as a result of a $28.2 million increase in wholesale price and a favorable $ 17.0 million volume variance. The year over year price increase is resulting from the impact of realized derivative losses in 2014 largely due to extreme weather during January of 2014.  The volume increase was driven by 60% of SSO load being served through the competitive bid process compared to 10% during 2014 allowing excess generation to be sold in the wholesale market.  This was partially offset by a 20% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and closing of Beckjord as well as increased outages.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $23.3 million compared to the same period in 2014.  This increase was primarily the result of a $30.7 million increase in revenues realized from PJM capacity auction offset by a $7.5 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher due to extreme weather.  The capacity prices that became effective in June 2014 were $126/MWh, compared to $28/MWh in June 2013.

DPL – Cost of Revenues

For the three months ended March 31, 2015:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $13.6 million, or 15%, compared to the same period in 2014,  primarily due to a 20% decrease in internal generation at our plants offset by a 6% increase in average fuel cost per MWh.

•

Net purchased power increased $20.1 million, or 12%, compared to the same period in 2014 due largely to a $24.7 million volume increase driven by increased power purchased to source our SSO load through the competitive bid process as well as decreased internal generation and increased RTO capacity charges of $23.1 million.  These increases were partially offset by an $18.4 million decrease in other RTO charges, a $5.4 million decrease due to lower average prices compared to 2014 and a $3.9 million decrease in net MTM losses.  RTO capacity prices are set by an annual auction. The capacity prices that became effective in June 2014 were $126/MWh, compared to $28/MWh in June 2013.  RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers.  We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

DPL – Operation and Maintenance

The following table provides a summary of changes in operation and maintenance expense from the prior year periods:

Three months ended
March 31,
$ in millions	2015 vs. 2014

Low-income payment program (a)	$(6.1)
Competitive retail operations	(2.6)
Alternative energy and energy efficiency programs (a)	(2.2)
Health Insurance	(1.0)
Other, net	(1.1)
Total change in operation and maintenance expense	$(13.0)

(a)There is a corresponding offset in Revenues associated with these programs.

During the three months ended March 31, 2015, Operation and maintenance expense decreased $13.0 million, compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,
•	decreased marketing, customer maintenance and labor costs associated with the competitive retail business,
•	decreased expenses relating to alternative energy and energy efficiency programs, and
•	decreased health insurance due to cost decreases.

DPL – Depreciation and Amortization

For the three months ended March 31, 2015, Depreciation and amortization expense decreased $0.3 million compared to the same period in the prior year as a result of an adjustment of $1.2 million to the AROs for the Hutchings plant in 2014 partially offset by routine plant additions and replacements.

DPL – General Taxes

For the three months ended March 31, 2015, General taxes decreased $3.5 million compared to the same period in the prior year.  The decrease was primarily due to a 2014 adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 partially offset by higher property tax accruals for 2015 compared to 2014.

DPL – Interest Expense

Interest expense recorded during the three months ended March 31, 2015 decreased $0.3 million compared to the same period in the prior year.  This was primarily driven by decreased bond interest of $1.3 million as a result of debt prepayments and the refinancing of certain debt partially offset by an increase related to the recovery of previously deferred carrying costs on regulatory assets of $1.1 million.

DPL – Income Tax Expense

For the three months ended March 31, 2015, Income tax expense decreased $86.1 million compared to the same period in 2014, primarily due to the application of an estimated annual Effective Tax Rate (ETR) approach in accordance with ASC 740-270, Interim Reporting.  The ETR for 2015 is estimated to be 31.1% as compared to the estimated ETR applied to the prior year period of (65.8)%.  The primary factor impacting the 2014 ETR was the non-deductible goodwill impairment recorded in the first quarter of 2014.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries.  These segments are discussed further below:

Utility Segment

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and distribute electricity to residential, commercial, industrial and governmental customers.  DP&L generates electricity at five coal-fired power plants and distributes electricity to more than 516,000 retail customers who are located in a 6,000 square mile area of west central Ohio.  During 2015,  DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process, followed by 100% in 2016.  By PUCO order, DP&L is required to divest its generation assets by January 1, 2017.  DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market.  DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment

The Competitive Retail segment is comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier.  On April 1, 2015, DPLER closed on the sale of MC Squared to Chicago based Wolverine.  As of March 31, 2015, the Competitive Retail segment sold electricity to approximately 259,000 customers currently located throughout Ohio and Illinois.  MC Squared, a Chicago-based retail electricity supplier, serves more than 116,000 customers in Northern Illinois.  After considering the sale of MC Squared on April 1, 2015, the Competitive Retail segment sold electricity to 143,000 customers.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.  DP&L sells power to DPLER and MC Squared under wholesale agreements.  Under these agreements, intercompany sales from DP&L to DPLER and MC Squared are based on fixed-price contracts for each DPLER or MC Squared customer.  The price approximates market prices for wholesale power at the inception of each customer’s contract.  The Competitive Retail segment has no transmission or generation assets.  The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other

Included within Other are businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs, which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management primarily evaluates segment performance based on gross margin.

See Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following table presents DPL’s gross margin by business segment:

	Three months ended
	March 31,		Increase /
	2015	2014	(Decrease)

Utility	$202.3	$179.8	$22.5
Competitive Retail	10.6	8.2	2.4
Other	11.9	8.8	3.1
Adjustments and eliminations	(0.9)	(0.9)	-
Total consolidated	$223.9	$195.9	$28.0

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

Income Statement Highlights – Competitive Retail Segment

	Three months ended
	March 31,		Increase /
$ in millions	2015	2014	(Decrease)
Revenues:
Retail	$121.8	$148.9	$(27.1)
RTO and other	0.5	(0.5)	1.0
Total revenues	122.3	148.4	(26.1)

Cost of revenues:
Purchased power	111.7	140.2	(28.5)

Gross margins (a)	10.6	8.2	2.4

Operation and maintenance expense	6.7	9.4	(2.7)
Other expenses	1.0	0.9	0.1
Total expenses	7.7	10.3	(2.6)

Earnings before income tax	2.9	(2.1)	5.0
Income tax expense	1.3	(0.7)	2.0
Net income	$1.6	$(1.4)	$3.0

Gross margin as a percentage of revenues	9%	6%

(a)For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue

For the three months ended March 31, 2015, the segment’s retail revenues decreased $26.1 million, or 18%, compared to the prior year.  The decrease was primarily due to decreased customer contract renewals in both the Illinois and Ohio markets combined with weather related volume decreases.  The Competitive Retail segment sold approximately 2,048 million kWh of power to approximately 259,000 customers for the three months ended March 31, 2015 compared to approximately 2,782 million kWh of power to more than 322,000 customers during the same period of the prior year.

Competitive Retail Segment – Purchased Power

For the three months ended March 31, 2015, the segment’s purchased power decreased $28.5 million, or 20%, compared to the same period in 2014 due to decreased purchased power volumes required to meet customer requirements, partially offset by higher average prices.  The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.

Competitive Retail Segment – Operation and Maintenance

For the three months ended March 31, 2015, DPLER’s operation and maintenance expenses decreased as a result of decreased sales volume.

Competitive Retail Segment – Income Tax Expense

For the three months ended March 31, 2015, the segment’s income tax expense increased compared to the same period in the prior year due to higher pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended
	March 31,
$ in millions	2015	2014

Revenues:
Retail	$218.0	$225.4
Wholesale	192.7	175.7
RTO revenues	18.3	24.0
RTO capacity revenues	32.3	7.0
Total revenues	461.3	432.1

Cost of revenues:
Fuel costs	69.6	84.4
Gains from the sale of coal	(0.2)	(0.2)
Mark-to-market losses / (gains)	(0.1)	0.1
Total fuel	69.3	84.3

Purchased power	125.2	104.5
RTO charges	29.9	48.0
RTO capacity charges	32.7	9.8
Mark-to-market losses	1.9	5.7
Total purchased power	189.7	168.0

Total cost of revenues	259.0	252.3

Gross margin (a)	$202.3	$179.8

Gross margin as a percentage of
revenues	44%	42%

Operating Income	$60.3	$21.3

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

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2015 vs. 2014

Retail
Rate	$4.1
Volume	(6.5)
Other miscellaneous	(5.0)
Total retail change	(7.4)

Wholesale
Rate	30.5
Volume	(13.5)
Total wholesale change	17.0

RTO capacity & other
RTO capacity and other revenues	19.6

Total revenues change	$29.2

For the three months ended March 31, 2015, Revenues increased $29.2 million to $461.3 million from $432.1 million in the same period in the prior year.  The changes in the components of revenue are discussed below:

•

Retail revenues decreased $7.4 million as a result of decreased volume due to a 4% decrease in heating degree days compared to 2014 and also due to customer switching.  Also contributing to the decrease is lower retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate.  Partially offsetting these decreases are increased DP&L retail revenue due to recovery of previously deferred costs.

•

Wholesale revenues increased $17.0 million as a result of a $30.5 million increase in wholesale prices partially offset by a $13.5 million volume variance. The year over year price increase is resulting from the impact of realized derivative losses in 2014 largely due to extreme weather during January of 2014.  The volume decrease was driven by decreased intercompany sales to DPLER and a 21% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and the closing of Beckjord as well as increased outages, partially offset by increased sales resulting from 60% of SSO load being served through the competitive bid process compared to 10% during 2014 allowing excess generation to be sold in the wholesale market.

•

RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $19.6 million compared to the same period in 2014.  This increase was primarily the result of a $25.2 million increase in revenues realized from the PJM capacity auction offset by a $5.7 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher due to extreme weather.  The capacity prices that became effective in June 2014 were $126/MWh, compared to $28/MWh in June 2013.

DP&L – Cost of Revenues

For the three months ended March 31, 2015:

•

Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $15.0 million, or 18%, compared to the same period in 2014, primarily due to a 21% decrease in internal generation at our plants partially offset by a 5% increase in average fuel cost per MWh.

•

Net purchased power increased $21.7 million, or 13%, compared to the same period in 2014 due largely to a $24.0 million volume increase driven by increased power purchased to source our SSO load through the competitive bid process as well as decreased internal generation and increased RTO capacity charges of $22.9 million.  These increases were partially offset by an $18.1 million decrease in other RTO charges, a $3.3 million decrease due to lower average prices compared to 2014 and a $3.8 million decrease in net MTM losses.  RTO capacity prices are set by an annual auction. The capacity prices that became effective in June 2014 were $126/MWh, compared to $28/MWh in June 2013.  RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers.  We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

DP&L – Operation and Maintenance

The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

Three months ended
March 31,
$ in millions	2015 vs. 2014

Low-income payment program (a)	$(6.1)
Generating facilities operations and maintenance expense	(2.8)
Alternative energy and energy efficiency programs (a)	(2.2)
Other, net	(0.4)
Total change in operation and maintenance expense	$(11.5)

(a)There is a corresponding offset in Revenues associated with these programs.

For the three months ended March 31, 2015, Operation and maintenance expense decreased $11.5 million, compared to the same period in the prior year.  This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,
•	decreased expenses relating to alternative energy and energy efficiency programs, and
•	decreased maintenance expenses at our generating facilities.

DP&L – Depreciation and Amortization

For the three months ended March 31, 2015, Depreciation and amortization expense decreased $1.8 million compared to the same period in the prior year as a result of an adjustment of $0.6 million in the AROs for the Hutchings plant in 2015 compared to $1.2 million in 2014 and reductions in the depreciation expense due to the sale of the East Bend plant in December 2014 and the closure of the Beckjord plant in 2014, partially offset by routine plant additions and replacements.

DP&L – General Taxes

For the three months ended March 31, 2015, General taxes decreased $3.4 million compared to the same period in the prior year.  The decrease was primarily due to a 2014 adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 partially offset by higher property tax accruals for 2015 compared to 2014.

DP&L – Interest Expense

Interest expense recorded during the three months ended March 31, 2015 increased $0.9 million compared to the same period in the prior year due to the timing of accruals and recoveries of carrying charges on DP&L’s regulatory riders. Accruals of carrying charges are recorded as a credit to interest expense, while recoveries are recorded as an increase to interest expense.

DP&L – Income Tax Expense

For the three months ended March 31, 2015, Income tax expense increased $10.8 million compared to the same period in 2014, primarily due to higher pre-tax income in 2015.

FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.  All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash from operating activities

The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes.  For the three months ended March 31, 2015, there was net cash from operating activities of $65.9 million.  This was a $53.0 million increase compared to the net cash from operating activities for the three months ended March 31, 2014 and was primarily driven by higher net income adjusted for depreciation and amortization and the impact of deferred income tax year over year.

Net cash from investing activities

During the three months ended March 31, 2015 and 2014, Net cash used for investing activities was primarily for capital expenditures at our generation plants.

Net cash from financing activities

During the three months ended March 31, 2015,  DP&L borrowed and repaid $15.0 million from its revolving credit facilities.  In addition, DP&L paid dividends on its preferred stock and common stock to parent.

Liquidity

We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs.  Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges and dividend payments.  In 2015 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as internal liquidity needs and market conditions warrant.  We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during these periods.

In recent weeks both the PUCO and the OAQDA have approved plans for DP&L to refinance up to $210.0 million of tax-exempt debt, these transactions are expected to close late in the second quarter or early in the third quarter of 2015.

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2015

DP&L	Revolving	May 2018	$300.0	$298.6

DPL	Revolving	May 2018	100.0	97.7

			$400.0	$396.3

DP&L’s revolving credit facility, established in May 2013, expires in May 2018 and has nine participating banks, with no bank having more than 22.5% of the total commitment.  This revolving credit facility has a $100.0 million letter of credit sublimit and DP&L also has the option to increase the potential borrowing amount under this facility by $100.0 million.  At March 31, 2015, there were two letters of credit in the amount of $1.4 million outstanding, with the remaining $298.6 million available to DP&L.

DPL’s revolving credit facility was established in May 2013.  This facility expires in May 2018; however, if DPL has not refinanced its $130.0 million of senior unsecured bonds due October 2016 before July 15, 2016, then this credit facility will expire in July 2016.  This facility has nine participating banks with no bank having more than 20% of the total commitment.  DPL’s revolving credit facility has a $100.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million.  As of March 31, 2015, there was one letter of credit issued in the amount of $2.3 million with the remaining $97.7 million available to DPL.

Cash and cash equivalents for DPL and DP&L amounted to $48.5 million and $6.5 million, respectively, at March 31, 2015.  At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

Capital Requirements

Planned construction additions for 2015 relate primarily to new investments in and upgrades to DP&L’s power plant equipment and transmission and distribution system.  Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

DPL is projecting to spend an estimated $437.0 million in capital projects for the period 2015 through 2017, of which $378.0 million is projected to be spent by DP&L.  DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member.  DP&L anticipates spending approximately $67.0 million within the next five years to reinforce its 138 kV system to comply with NERC standards.  Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds.  We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants

The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA ratio that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters.  The ratio in the agreements is not to exceed 8.50 to 1.00 for any fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps down to not exceed 8.00 to 1.00 for any fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps down not to exceed 7.50 to 1.00 for any fiscal quarter ending March 31, 2017 through March 31, 2018. As of March 31, 2015, the financial covenant was met with a ratio of 5.21 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense ratio that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.  The ratio, per the agreements, is to be not less than 2.00 to 1.00 for any fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps up to be not less than 2.10 to 1.00 for any fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2017 through March 31, 2018.  As of March 31, 2015, this financial covenant was met with a ratio of 3.45 to 1.00.

DP&L’s revolving credit facility has a financial covenant that requires the Total Debt to Total Capitalization ratio to not exceed 0.65 to 1.00.  As of March 31, 2015, this covenant was met with a ratio of 0.44 to 1.00.  The above ratio is calculated as the sum of DP&L’s current and long-term portion of debt, including its guarantee obligations, divided by the total of DP&L’s shareholder’s equity and total debt including guarantee obligations.  In addition, the DP&L revolving credit facility also has an EBITDA to Interest Expense ratio that will be calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. DP&L’s EBITDA to Interest Expense ratio cannot be less than 2.50 to 1.00. As of March 31, 2015, this covenant was met with a ratio of 11.30 to 1.00.

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

Off-Balance Sheet Arrangements

For information on guarantees, commercial commitments, and contractual obligations, see Note 9 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 10 of Notes to DP&L’s Condensed Financial Statements.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2015 under contract, sales requirements may change.  The majority of the contracted coal is purchased at fixed prices.  Some contracts provide for periodic adjustments.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.  To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our heating oil forwards and FTRs at March 31, 2015 would not have a significant effect on Net income.

At  March 31, 2015, a  10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $2.8 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of $12.6 million.

Wholesale Revenues

Energy in excess of the needs of existing retail customers and contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins.    DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER.  The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales:

DPL	Three months ended
	March 31,
	2015	2014
Percent of electric revenues from wholesale market	27%	13%

DP&L	Three months ended
	March 31,
	2015	2014
Percent of electric revenues from wholesale market	49%	42%

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2015, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note that the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$12.3	$35.9

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

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2015 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes.  We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.

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

Fuel and Purchased Power Costs

DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2015 were  43% and 41%, respectively.  We have a significant portion of projected 2015 fuel needs under contract.  The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments.  We may purchase SO2  allowances for 2015 however, the exact consumption of SO2  allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned.  We may purchase some NOx allowances for 2015 depending on NOx emissions.  Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity.  We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO.  As a result of customer switching and 60% of our SSO load being sourced through a competitive bid auction, less of DP&L’s fuel costs are recoverable from retail customers.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2015, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$36.6	$36.9

Interest Rate Risk

As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities.  We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations.  DPL and DP&L have both fixed-rate and variable-rate long-term debt.  DPL’s variable-rate debt consists of a $160.0 million unsecured term loan with a syndicated bank group.  The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR.  DP&L’s variable-rate debt is comprised of publicly held pollution control bonds.  The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index.  Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.  See Note 4 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 4 to DP&L’s Condensed Financial Statements.

In the past, DPL partially hedged against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing activities.  As of March 31, 2015,  DPL has settled all outstanding interest rate swaps and has no interest rate swaps outstanding.  Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

Principal Payments and Interest Rate Detail by Contractual Maturity Date

The carrying value of DPL’s debt was $2,159.7 million at March 31, 2015, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note.  All of DPL’s debt was adjusted to fair value at the date of the Merger according to FASC 805.  The fair value of this debt at March 31, 2015 was $2,238.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due
	during the twelve months ending						At March 31, 2015
	March 31,						Principal	Fair
$ in millions	2016	2017	2018	2019	2020	Thereafter	Amount	Value

Variable-rate debt	$30.0	$40.0	$40.0	$50.0	$-	$100.0	$260.0	$260.0
Average interest rate (a)	2.4%	2.4%	2.4%	2.4%	-	0.1%
Fixed-rate debt	$0.1	$575.1	$0.1	$0.2	$200.2	$1,127.5	1,903.2	1,978.5
Average interest rate	4.2%	2.9%	4.2%	4.2%	6.7%	6.5%

Total							$2,163.2	$2,238.5
(a)Based on rates in effect at March 31, 2015

The carrying value of DP&L’s debt was $877.2 million at March 31, 2015, consisting of its first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note.  The fair value of this debt was $885.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities.  The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes.  DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due
	during the twelve months ending						At March 31, 2015
	March 31,						Principal	Fair
$ in millions	2016	2017	2018	2019	2020	Thereafter	Amount	Value

Variable-rate debt	$-	$-	$-	$-	$-	$100.0	$100.0	$100.0
Average interest rate (a)	-	-	-	-	-	0.1%
Fixed-rate debt	$0.1	$445.1	$0.1	$0.2	$0.2	$331.9	777.6	785.2
Average interest rate	4.2%	1.9%	4.2%	4.2%	4.2%	4.8%

Total							$877.6	$885.2

(a)Based on rates in effect at March 31, 2015

Debt maturities occurring in 2015 are discussed under FINANCIAL CONDITION, Liquidity AND Capital ReQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis

Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2015 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt.  We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ.  As of March 31, 2015, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At March 31, 2015		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$260.0	$260.0	$2.6

Fixed-rate debt	1,899.7	1,978.5	19.8

Total	$2,159.7	$2,238.5	$22.4

DP&L	At March 31, 2015		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt

Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	777.2	785.2	7.9

Total	$877.2	$885.2	$8.9

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt.  In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,978.5 million of fixed-rate debt and not on DPL’s financial condition or results of operations.  On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $260.0 million variable-rate long-term debt outstanding as of March 31, 2015.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s  $785.2 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations.  On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s  $100.0 million variable-rate long-term debt outstanding as of March 31, 2015.

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

Different estimates could have a material effect on our financial results.  Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances.  Historically, however, recorded estimates have not differed materially from actual results.  Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and goodwill and intangible assets.  Refer to our Form 10-K for the fiscal year ended December 31, 2014 for a complete listing of our critical accounting policies and estimates.  There have been no material changes to these critical accounting policies and estimates.

	ELECTRIC SALES AND CUSTOMERS
	DPL		DP&L (a)		DPLER (b)
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014

Electric Sales (millions of kWh)	5,082	5,375	4,971	5,314	2,048	2,782

Billed electric customers (end of period)	650,712	699,619	516,324	515,748	258,755	322,291

(a)This table contains electric sales from DP&L’s generation and purchased power.  DP&L sold 1,149 million kWh and 1,604 million kWh of power to DPLER during the three months ended March 31, 2015 and 2014, respectively, not included above to avoid duplication.

(b)This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures.  These controls and procedures were designed to ensure that material information relating to us and our subsidiaries are communicated to the CEO and CFO.  We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO.  Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, as evidenced by the previously reported material weakness described below.

As a result of the material weakness described below, the Company performed additional analysis and other procedures in order to ensure the proper preparation of the financial statements in accordance with generally accepted accounting principles in the United States of America. This material weakness did not result in any misstatements in the Company’s audited financial statements.  Accordingly, management believes that the financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2015.  In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. As disclosed in our Form 10-K for the fiscal year ended December 31, 2014, management determined that a material weakness in internal control over financial reporting existed as of December 31, 2014 as a result of an incorrect formula within the spreadsheet used to support an account balance, creating an understatement of earnings. The Company determined that sufficient controls did not exist to identify this error in a timely manner; therefore this deficiency could have led to a material error in the financial statements.   As evidenced by this material weakness, management concluded that, as of December 31, 2014, the Company did not maintain effective internal control over financial reporting. Management has developed and is in the process of implementing a corrective action plan related to the operating effectiveness of the control described above. There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Management and our Board of Directors are committed to the remediation of this material weakness as well as the continued improvement of the Company’s overall system of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2014, and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved.  The information in or incorporated by reference into this Item 1 to Part II of our Quarterly Report on Form 10-Q is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with the Form 10-K.

The following information is incorporated by reference into this Item:  (i) information about the legal proceedings contained in Part I, Item 1 — Note 9 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 10 of Notes to DP&L’s Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2014.  There have been no material changes with respect to the risk factors disclosed in our Form 10-K.  If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None

Item 6.    Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	May 8, 2015	/s/ Kenneth J. Zagzebski
(Kenneth J. Zagzebski)
President and Chief Executive Officer
(principal executive officer)

	May 8, 2015	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	May 8, 2015	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 8, 2015	/s/ Thomas A. Raga
(Thomas A. Raga)
President and Chief Executive Officer
(principal executive officer)

	May 8, 2015	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	May 8, 2015	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)