Form 10-Q
period 2015-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2015-08-10
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The Dayton Power and Light Company is a voluntary filer that has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. During the relevant period, DPL Inc. was a voluntary filer until its May 29, 2015 Registration Statement on Form S-4 filed with the Securities and Exchange Commission was declared effective on June 12, 2015. DPL Inc. has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company
DPL Inc.	☐	☐	☒	☐
The Dayton Power and Light Company	☐	☐	☒	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation. All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.

As of August 7, 2015, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company

Quarterly Report on Form 10-Q
Quarter Ended June 30, 2015

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2015

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	Clean Air Act
CRES	Competitive Retail Electric Service
DPL	DPL Inc.
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL that sells competitive electric energy and other energy services
DP&L
The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ERISA	The Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed on February 25, 2015
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier previously wholly owned by DPLER. This subsidiary was sold effective April 1, 2015.
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly owned subsidiary of AES. On November 28, 2011, DPL became a wholly owned subsidiary of AES.

GLOSSARY OF TERMS (cont.)

Term	Definition
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
OCC	Ohio Consumers’ Counsel
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
RCRA	Resource Conservation and Recovery Act
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

RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014

Revenues	$372.9	$390.1	$867.4	$850.4

Cost of revenues:
Fuel	54.4	60.8	130.8	150.8
Purchased power	120.6	138.4	314.8	312.5
Amortization of intangibles	—	0.3	—	0.6
Total cost of revenues	175.0	199.5	445.6	463.9

Gross margin	197.9	190.6	421.8	386.5

Operating expenses:
Operation and maintenance	88.4	96.0	180.1	200.7
Depreciation and amortization	34.3	33.9	69.3	69.2
General taxes	22.9	21.5	47.0	49.1
Goodwill impairment	—	—	—	135.8
Fixed-asset impairment	—	—	—	11.5
Other	(0.8)	(0.3)	(0.3)	1.4
Total operating expenses	144.8	151.1	296.1	467.7

Operating income / (loss)	53.1	39.5	125.7	(81.2)

Other income / (expense), net
Investment income / (loss)	0.2	—	—	0.4
Interest expense	(30.9)	(31.9)	(61.4)	(62.7)
Other expense	(0.2)	(1.9)	(0.7)	(1.0)
Total other expense, net	(30.9)	(33.8)	(62.1)	(63.3)

Earnings / (loss) before income taxes	22.2	5.7	63.6	(144.5)

Income tax expense / (benefit)	0.5	(28.1)	13.2	70.7

Net income / (loss)	$21.7	$33.8	$50.4	$(215.2)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Net income / (loss)	$21.7	$33.8	$50.4	$(215.2)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $0.3, $(0.1), $0.0 and $0.1 for each respective period	(0.4)	0.1	0.1	(0.2)
Reclassification to earnings, net of income tax expense of $(0.2), $0.0, $0.0 and $(0.1) for each respective period	0.4	—	—	0.2
Total change in fair value of available-for-sale securities	—	0.1	0.1	—
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(1.0), $6.3, $(1.0) and $13.3 for each respective period	1.7	(12.1)	1.8	(25.0)
Reclassification to earnings, net of income tax (expense) / benefit of $0.9, $(2.7), $0.5 and $(5.8) for each respective period	(1.9)	5.3	(1.4)	10.8
Total change in fair value of derivatives	(0.2)	(6.8)	0.4	(14.2)
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.5), $0.0, $(0.4) and $0.0 for each respective period	(0.4)	—	(0.2)	—
Total change in unfunded pension obligation	(0.4)	—	(0.2)	—
Other comprehensive income / (loss)	(0.6)	(6.7)	0.3	(14.2)

Net comprehensive income / (loss)	$21.1	$27.1	$50.7	$(229.4)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
$ in millions	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$116.6	$17.0
Restricted cash	25.2	16.8
Accounts receivable, net (Note 2)	175.7	200.9
Inventories (Note 2)	104.7	100.2
Taxes applicable to subsequent years	39.1	77.8
Regulatory assets, current	30.1	44.2
Other prepayments and current assets	42.7	41.8
Total current assets	534.1	498.7
Property, plant & equipment:
Property, plant & equipment	2,860.6	2,759.3
Less: Accumulated depreciation and amortization	(377.2)	(318.4)
	2,483.4	2,440.9
Construction work in process	64.4	76.7
Total net property, plant & equipment	2,547.8	2,517.6
Other non-current assets:
Regulatory assets, non-current	155.0	167.5
Goodwill	317.0	317.0
Intangible assets, net of amortization	30.9	37.4
Other deferred assets	39.7	39.6
Total other non-current assets	542.6	561.5

Total assets	$3,624.5	$3,577.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
$ in millions	2015	2014
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$149.5	$20.1
Accounts payable	101.6	109.2
Accrued taxes	133.5	102.6
Accrued interest	27.3	27.2
Customer security deposits	13.8	14.4
Regulatory liabilities, current	14.4	4.4
Insurance and claims costs	5.6	6.4
Other current liabilities	50.6	48.7
Total current liabilities	496.3	333.0
Non-current liabilities:
Long-term debt (Note 5)	2,010.3	2,139.6
Deferred taxes	554.0	587.3
Taxes payable	34.5	80.9
Regulatory liabilities, non-current	125.1	124.1
Pension, retiree and other benefits	95.9	95.9
Unamortized investment tax credit	2.0	2.2
Other deferred credits	88.9	48.2
Total non-current liabilities	2,910.7	3,078.2

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Other paid-in capital	2,237.6	2,237.4
Accumulated other comprehensive income	7.8	7.5
Accumulated deficit	(2,046.3)	(2,096.7)
Total common shareholder's equity	199.1	148.2

Total liabilities and shareholder's equity	$3,624.5	$3,577.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
$ in millions	2015	2014
Cash flows from operating activities:
Net income / (loss)	$50.4	$(215.2)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	69.3	69.2
Amortization of intangibles	—	0.6
Deferred income taxes	(17.5)	(2.3)
Goodwill Impairment	—	135.8
Fixed-asset impairment	—	11.5
Changes in certain assets and liabilities:
Accounts receivable	25.0	6.6
Inventories	(4.5)	(12.7)
Prepaid taxes	(0.5)	1.0
Taxes applicable to subsequent years	38.6	33.5
Deferred regulatory costs, net	21.3	(4.3)
Accounts payable	3.3	18.3
Accrued taxes payable	(15.5)	35.8
Accrued interest payable	—	(0.4)
Pension, retiree and other benefits	3.8	(6.2)
Other	(2.2)	(18.5)
Net cash provided by operating activities	171.5	52.7
Cash flows from investing activities:
Capital expenditures	(64.8)	(55.2)
Proceeds from sale of business	1.3	—
Purchase of emission allowances	—	(0.1)
Purchase of renewable energy credits	(0.2)	(1.4)
Increase in restricted cash	(8.4)	(11.0)
Other investing activities, net	0.4	1.2
Net cash used by investing activities	(71.7)	(66.5)
Net cash from financing activities:
Payments of deferred financing costs	(0.1)	(0.1)
Borrowings from revolving credit facilities	15.0	115.0
Repayment of borrowings from revolving credit facilities	(15.0)	(115.0)
Retirement of long-term debt	(0.1)	(0.1)
Net cash used by financing activities	(0.2)	(0.2)
Cash and cash equivalents:
Net change	99.6	(14.0)
Balance at beginning of period	17.0	53.2
Cash and cash equivalents at end of period	$116.6	$39.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$55.6	$59.3
Income taxes paid / (refunded), net	$0.5	$0.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.0	$7.9

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL’s two reportable segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its DPLER operations, which included the operations of DPLER’s wholly owned subsidiary MC Squared. MC Squared was sold effective April 1, 2015. See Note 11 for more information relating to these reportable segments. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to its more than 516,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio and generates electricity at five coal-fired power stations. During 2015, DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process and beginning January 2016, generation for its SSO customers will be 100% competitively bid. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells any excess energy and capacity into the wholesale market. On June 4, 2014, the PUCO issued an entry on rehearing which requires DP&L to separate its generation assets from its transmission and distribution assets no later than January 1, 2017. While the OCC filed an application for rehearing on this Commission Order, it was denied by final order issued on July 23, 2014. DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of DPLER’s retail customers.

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers in Ohio. As of June 30, 2015, DPLER has approximately 133,000 customers currently located throughout Ohio. On April 1, 2015, DPLER closed on the sale of its former subsidiary, MC Squared. DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations. DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

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

DPL and its subsidiaries employed 1,189 people as of June 30, 2015, of which 1,151 were employed by DP&L. Approximately 61% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2015; our results of operations for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months ended June 30, 2015 and 2014. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2015 may not be indicative of our results that will be realized for the full year ending December 31, 2015.

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

As a result of push down accounting, DPL’s Condensed Consolidated Statements of Operations subsequent to the Merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value at the Merger date.

Sale of Receivables
DPLER and its former subsidiary MC Squared sell their customer receivables. These sales are at a small discount for cash at the billed amounts for their customers’ use of energy. Total receivables sold during the three months ended June 30, 2015 and 2014 were $6.6 million and $28.9 million, respectively. Total receivables sold during the six months ended June 30, 2015 and 2014 were $39.7 million and $61.0 million, respectively.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DPL collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2015 and 2014 were $11.5 million and $11.6 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2015 and 2014 were $25.5 million and $25.9 million, respectively.

Related Party Transactions
In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of non-regulated businesses. DPL charges the Service Company for employee payroll and benefit costs that are incurred on behalf of the Service Company.

In the normal course of business, DPL enters into transactions with subsidiaries of AES. The following table provides a summary of these transactions:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2015	2014	2015	2014
Transactions with the Service Company
Charges from the Service Company	$9.8	$6.3	$19.6	$16.7
Charges to the Service Company	$2.8	$0.6	$3.9	$1.1

			at June 30, 2015	at December 31, 2014
Net prepaid / (payable) to the service company			$4.0	$(4.7)

DPL has issued debt to a wholly owned business trust, DPL Capital Trust II. See Note 5 for further information.

Recently Issued Accounting Standards

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015, DPL had approximately $19.0 million in deferred financing costs classified in other non-current assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09 which clarifies principles for recognizing revenue and will result in a common revenue standard for GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability, and it supersedes prior, industry-specific guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when revenue is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date by one year, resulting in the new revenue standard being effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is now permitted only as of the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities). The standard permits the use of two transition methods: either a full retrospective or modified retrospective approach. We have not yet selected a transition method and we are currently evaluating the impact of adopting the standard on our consolidated financial statements effective January 1, 2018.

ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330)
In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2. Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
$ in millions	2015	2014
Accounts receivable, net:
Unbilled revenue	$61.9	$79.2
Customer receivables	92.0	104.8
Amounts due from partners in jointly owned plants	20.0	14.2
Other	3.2	4.0
Provision for uncollectible accounts	(1.4)	(1.3)
Total accounts receivable, net	$175.7	$200.9
Inventories, at average cost:
Fuel and limestone	$67.8	$65.3
Plant materials and supplies	34.8	33.5
Other	2.1	1.4
Total inventories, at average cost	$104.7	$100.2

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the six months ended June 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2015	2014	2015	2014
Gains and losses on Available-for-sale securities activity (Note 8):
	Other income	$0.6	$—	$—	$0.3
	Tax expense	(0.2)	—	—	(0.1)
	Net of income taxes	0.4	—	—	0.2
Gains and losses on cash flow hedges (Note 9):
	Interest expense	(0.3)	(0.2)	(0.5)	(0.7)
	Revenue	(2.9)	8.3	(3.2)	18.5
	Purchased power	0.4	(0.1)	1.8	(1.2)
	Total before income taxes	(2.8)	8.0	(1.9)	16.6
	Tax expense	0.9	(2.7)	0.5	(5.8)
	Net of income taxes	(1.9)	5.3	(1.4)	10.8
Amortization of defined benefit pension items (Note 7):
	Other income	0.1	—	0.2	—
	Tax expense	(0.5)	—	(0.4)	—
	Net of income taxes	(0.4)	—	(0.2)	—

Total reclassifications for the period, net of income taxes		$(1.9)	$5.3	$(1.6)	$11.0

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2015 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2015	$0.5	$18.5	$(11.5)	$7.5

Other comprehensive income before reclassifications	0.1	1.8	—	1.9
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(1.4)	(0.2)	(1.6)
Net current period other comprehensive income / (loss)	0.1	0.4	(0.2)	0.3

Balance June 30, 2015	$0.6	$18.9	$(11.7)	$7.8

3. Regulatory assets and liabilities

DP&L has certain rate riders that provide for recovering, on a timely basis, costs incurred for specific programs for which costs may fluctuate. These riders generally allow DP&L to estimate future costs and customer kWh consumption and set rider rates designed to recover those estimated costs as they are incurred. Differences between revenues collected and the actual program costs are tracked and reconciled by increasing or reducing future rates accordingly. DP&L’s current regulatory assets and current regulatory liabilities reflect the reconciliation of such differences, with the exception of deferred storm costs. The deferred storm regulatory asset reflects costs incurred to repair major storm damage in previous years, for which DP&L was granted cost recovery during 2015. The changes in DP&L’s current regulatory asset and liability balances from December 31, 2014 to June 30, 2015 primarily represent the recovery of $11.1 million of deferred storm costs, and the reconciliation of other rider costs.

4. Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in five coal-fired electric generating facilities, various peaking facilities and numerous transmission facilities with certain other Ohio utilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. At June 30, 2015, DP&L had $21.0 million of construction work in process at such jointly owned facilities. DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities at June 30, 2015 is as follows:

	DP&L Share		DPL Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)
Conesville Unit 4	16.5	129	$25	$3	$1	Yes
Killen Station	67.0	402	339	25	1	Yes
Miami Fort Units 7 and 8	36.0	368	218	28	4	Yes
Stuart Station	35.0	808	234	19	11	Yes
Zimmer Station	28.1	371	186	40	4	Yes
Transmission (at varying percentages)		n/a	42	7	—
Total		2,078	$1,044	$122	$21

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the date of the Merger.

5. Debt Obligations

Long-term debt

	June 30,	December 31,
$ in millions	2015	2014
First mortgage bonds due in September 2016 - 1.875%	$445.0	$445.0
Pollution control series due in January 2028 - 4.7%	—	35.3
Pollution control series due in January 2034 - 4.8%	100.0	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.02% - 0.12% and 0.04% - 0.15% (a)	100.0	100.0
U.S. Government note due in February 2061 - 4.2%	18.0	18.1
Unamortized debt discount / premiums, net	(2.7)	(2.8)
Total long-term debt at subsidiary	760.3	874.7

Bank term loan due in May 2018 - rates from: 2.41% - 2.44% and 2.42% - 2.45% (a)	125.0	140.0
Senior unsecured bonds due in October 2016 - 6.5%	130.0	130.0
Senior unsecured bonds due in October 2019 - 6.75%	200.0	200.0
Senior unsecured bonds due in October 2021 - 7.25%	780.0	780.0
Note to DPL Capital Trust II due in September 2031 - 8.125% (b)	15.6	15.6
Unamortized debt discount / premiums, net	(0.6)	(0.7)
Total non-current portion of long-term debt	$2,010.3	$2,139.6

Current portion of long-term debt

	June 30,	December 31,
$ in millions	2015	2014
Pollution control series due in January 2028 - 4.7%	$35.3	$—
Pollution control series due in January 2034 - 4.8%	79.1	—
Bank term loan due in May 2018 - rates from: 2.41% - 2.44% and 2.42% - 2.45% (a)	35.0	20.0
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
Total current portion of long-term debt	$149.5	$20.1

(a)	Range of interest rates for the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively.

(b)	Note payable to related party. See Note 1: Related Party Transactions for additional information.

Premiums or discounts recognized at the date of the Merger are amortized over the remaining life of the debt using the effective interest method.

DP&L has an unsecured revolving credit agreement with a syndicated bank group. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility had a $300.0 million borrowing limit, a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. At June 30, 2015, there were two letters of credit in the amount of $1.4 million outstanding, with the remaining $298.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the six months ended June 30, 2015 or 2014. As discussed below, this agreement was refinanced in July 2015.

DP&L’s unsecured revolving credit agreement and DP&L’s amended standby letters of credit have two financial covenants. The first financial covenant measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant ratio compares EBITDA to Interest Expense ratio. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The above covenants were retained with some amendments in DP&L's revolving credit facility refinanced on July 31, 2015 discussed below. The DP&L amended standby letter of credit facilities were terminated on August 3, 2015.

On July 1, 2015, the $35.3 million of DP&L's 4.7% pollution control bonds due January 2028 and $41.3 million of DP&L's 4.8% pollution control bonds due January of 2034 were called at par and were redeemed with cash.

On July 31, 2015, DP&L refinanced its revolving credit facility, reducing the total size from $300.0 million to $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This refinancing extended the life of the facility from May 2018 to July 2020.

On August 3, 2015, DP&L called $100.0 million of variable rate pollution control bonds due November 2040 and $137.8 million of 4.8% pollution control bonds due January of 2034. These bonds were refinanced with $200.0 million of new pollution control bonds at variable rates of interest secured by first mortgage bonds in an equivalent amount, and the remaining $37.8 million was redeemed with cash on hand and a draw from the DP&L revolving line of credit.

As a result of these transactions, $35.3 million, $41.3 million and $37.8 million (total of $114.4 million) of long-term DP&L debt was reclassified to current as of June 30, 2015 as reflected in the tables above.

DPL has a revolving credit facility. This facility has a letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility was unsecured and had a borrowing limit of $100.0 million with a $100.0 million letter of credit sublimit, was able to be increased in size by DPL by an additional $50.0 million and had a five-year term expiring on May 10, 2018; with a springing maturity, meaning that if DPL had not refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this facility would have been July 15, 2016. At June 30, 2015, there was one letter of credit in the amount of $2.3 million outstanding, with the remaining $97.7 million available to DPL.

Fees associated with this facility were not material during the six months ended June 30, 2015 or 2014. As discussed below, this facility was refinanced in July 2015.

On July 31, 2015, DPL refinanced its revolving credit facility, increasing the total size from $100.0 million to $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability, under certain circumstances, to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by DPLE secured by assets of DPLE. This refinancing extended the life of the facility from May 2018 to July 2020. DPL's new credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019.

At the same time, DPL refinanced its term loan paying down the outstanding amount from $160.0 million to $125.0 million, extending the term to July of 2020, pushing back required principal payments to 2017, and providing a mechanism for DPL to request additional term loans to refinance existing indebtedness. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by DPLE secured by assets of DPLE. The new term loan has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. As a result of this refinancing, the portion of the term loan that is classified as current ($35.0 million) was redeemed with cash.

DPL’s revolving credit agreement and term loan have two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The second financial covenant, an EBITDA to Interest Expense ratio, is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The above covenants were retained with some amendments in DPL's revolving credit facility refinanced on July 31, 2015.

DPL’s revolving credit agreement and term loan restrict dividend payments from DPL to AES and adjust the cost of borrowing under the facilities under certain credit rating scenarios.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

6. Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2015 and 2014.

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
DPL	2.2%	(4.8)%	20.7%	(49.0)%

Income tax expense for the six months ended June 30, 2015 and 2014 was calculated using the estimated annual effective income tax rates for 2015 and 2014 of 31.2% and (49.0)%, respectively. For the six months ended June 30, 2015 and 2014, management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three and six months ended June 30, 2015, DPL’s current period effective rate was less than the estimated annual effective rate primarily due to the sale of MC Squared. The increase in the effective rate compared to the same period in 2014 is primarily due to the non-deductible goodwill impairment in 2014 which did not occur in 2015.

7. Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were no contributions made during the six months ended June 30, 2015 or 2014.

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three and six months ended June 30, 2015 and 2014 was:

Net Periodic Benefit Cost	Pension		Postretirement
	Three months ended		Three months ended
	June 30,		June 30,
$ in millions	2015	2014	2015	2014
Service cost	$1.8	$1.5	$—	$—
Interest cost	4.3	4.4	0.1	0.2
Expected return on plan assets	(5.6)	(5.6)	—	—
Amortization of unrecognized:
Prior service cost	0.5	0.3	—	—
Actuarial loss / (gain)	1.4	0.8	(0.1)	(0.2)
Net periodic benefit cost	$2.4	$1.4	$—	$—

Net Periodic Benefit Cost	Pension		Postretirement
	Six months ended		Six months ended
	June 30,		June 30,
$ in millions	2015	2014	2015	2014
Service cost	$3.6	$3.0	$—	$0.1
Interest cost	8.6	8.8	0.3	0.4
Expected return on plan assets	(11.3)	(11.4)	—	(0.1)
Amortization of unrecognized:
Prior service cost	1.0	0.7	—	—
Actuarial loss / (gain)	2.9	1.7	(0.2)	(0.3)
Net periodic benefit cost	$4.8	$2.8	$0.1	$0.1

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2015	$12.4	$0.9
2016	25.2	1.8
2017	25.7	1.7
2018	26.3	1.6
2019	26.7	1.5
2020 - 2024	137.0	6.1

8. Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at June 30, 2015 and December 31, 2014. Information about the fair value of our derivative instruments can be found in Note 9.

	June 30, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.1	$0.1
Equity securities	2.7	3.7	2.7	3.7
Debt securities	4.5	4.5	4.7	4.7
Hedge funds	0.6	0.7	0.8	0.8
Real estate	0.3	0.3	0.4	0.4
Total Assets	$8.3	$9.4	$8.7	$9.7
Liabilities
Debt	$2,159.8	$2,235.3	$2,159.7	$2,204.8

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

Master Trust Assets
DP&L established Master Trusts to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the balance sheets and classified as available-for-sale. Any unrealized gains or losses are recorded in AOCI until the securities are sold.

DPL had $0.9 million ($0.6 million after tax) and $0.8 million ($0.5 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2015 and at December 31, 2014, respectively.

During the six months ended June 30, 2015, $0.6 million ($0.4 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months and six months ended June 30, 2015 and 2014.

The fair value of assets and liabilities at June 30, 2015 and December 31, 2014 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at June 30, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.7	—	3.7	—
Debt securities	4.5	—	4.5	—
Hedge funds	0.7	—	0.7	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.4	0.2	9.2	—
Derivative Assets
FTRs	0.4	—	—	0.4
Forward power contracts	19.3	—	18.8	0.5
Total Derivative assets	19.7	—	18.8	0.9
Total Assets	$29.1	$0.2	$28.0	$0.9
Liabilities
Derivative Liabilities
Heating oil	0.1	0.1	—	—
FTRs	0.9	—	—	0.9
Forward power contracts	17.7	—	17.7	—
Total Derivative liabilities	18.7	0.1	17.7	0.9
Debt	2,235.3	—	2,217.3	18.0
Total Liabilities	$2,254.0	$0.1	$2,235.0	$18.9

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$—	$—
Equity securities	3.7	—	3.7	—
Debt securities	4.7	—	4.7	—
Hedge funds	0.8	—	0.8	—
Real estate	0.4	—	0.4	—
Total Master Trust assets	9.7	0.1	9.6	—
Derivative assets
Forward power contracts	14.9	—	13.7	1.2
Total Derivative assets	14.9	—	13.7	1.2
Total Assets	$24.6	$0.1	$23.3	$1.2
Liabilities
Derivative liabilities
FTRs	$0.6	$—	$—	0.6
Heating oil futures	0.4	0.4	—	—
Natural gas futures	0.1	0.1	—	—
Forward power contracts	11.1	—	11.1	—
Total Derivative liabilities	12.2	0.5	11.1	0.6
Debt	2,204.8	—	2,186.6	18.2
Total Liabilities	$2,217.0	$0.5	$2,197.7	$18.8

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

•
Level 3 inputs such as FTRs are considered a Level 3 input because the monthly auctions are considered inactive. Other Level 3 inputs include the credit valuation adjustment on some of the forward power contracts and forward power contracts in less active markets. Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for ash ponds, asbestos, river structures and underground storage tanks increased by $39.8 million and $1.2 million during the six months ended June 30, 2015 and 2014, respectively. The majority of the increase in 2015 is due to an increase in the AROs for ash ponds ($40.6 million) as a result of new rules promulgated by the USEPA that were published in the Federal Register in April 2015 and will become effective in October 2015.

When evaluating impairment of goodwill and long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Goodwill and Long-lived assets measured at fair value on a non-recurring basis during the period and their level within the fair value hierarchy (there were no impairments during the six months ended June 30, 2015):

$ in millions	Six months ended June 30, 2014
	Carrying	Fair Value			Gross
	Amount (c)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets (a)
DP&L (East Bend)	$14.2	$—	$—	$2.7	$11.5
Goodwill (b)
DPLER Reporting unit	$135.8	$—	$—	$—	$135.8

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

At June 30, 2015, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	24.2	—	24.2
Heating oil futures	Mark to Market	Gallons	168.0	—	168.0
Forward power contracts	Cash Flow Hedge	MWh	1,723.4	(8,809.4)	(7,086.0)
Forward power contracts	Mark to Market	MWh	3,621.9	(3,530.4)	91.5

At December 31, 2014, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	10.5	—	10.5
Heating oil futures	Mark to Market	Gallons	378.0	—	378.0
Natural gas futures	Mark to Market	Dths	200.0	—	200.0
Forward power contracts	Cash Flow Hedge	MWh	175.0	(2,991.0)	(2,816.0)
Forward power contracts	Mark to Market	MWh	1,725.2	(2,707.8)	(982.6)

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
The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2015 and 2014:

	Three months ended		Three months ended
	June 30, 2015		June 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain / (loss) in AOCI	$1.0	$18.2	$(5.7)	$18.9
Net gains / (losses) associated with current period hedging transactions	1.7	—	(12.1)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.4)	—	(0.1)
Revenues	(1.9)	—	5.5	—
Purchased power	0.3	—	(0.1)	—
Ending accumulated derivative gain / (loss) in AOCI	$1.1	$17.8	$(12.4)	$18.8

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2015 and 2014:

	Six months ended		Six months ended
	June 30, 2015		June 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain in AOCI	$0.2	$18.3	$1.4	$19.2
Net gains / (losses) associated with current period hedging transactions	1.8	—	(25.0)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.5)	—	(0.4)
Revenues	(2.1)	—	12.0	—
Purchased power	1.2	—	(0.8)	—
Ending accumulated derivative gain / (loss) in AOCI	$1.1	$17.8	$(12.4)	$18.8
Portion expected to be reclassified to earnings in the next twelve months (a)	$0.9	$(0.6)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	23	0

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales exceptions under FASC 815. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting.” Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty. FTRs, heating oil futures, natural gas, and certain forward power contracts are currently marked to market.

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

The following tables present the amount and classification within the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014:

For the three months ended June 30, 2015
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$0.1	$(0.8)	$1.2	$0.5
Realized loss	(0.1)	—	(1.5)	(1.6)
Total	$—	$(0.8)	$(0.3)	$(1.1)
Recorded in Income Statement: gain / (loss)
Purchased power	$—	$(0.8)	$(2.8)	$(3.6)
Revenue	—	—	2.5	2.5
Total	$—	$(0.8)	$(0.3)	$(1.1)

For the three months ended June 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$0.1	$(1.2)	$1.8	$0.7
Realized gain / (loss)	—	0.6	0.5	1.1
Total	$0.1	$(0.6)	$2.3	$1.8
Recorded in Income Statement: loss
Purchased power	$—	$(0.6)	$2.3	$1.7
Fuel	0.1	—	—	0.1
Total	$0.1	$(0.6)	$2.3	$1.8

For the six months ended June 30, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.2	$0.1	$(1.7)	$0.1	$(1.3)
Realized loss	(0.1)	(0.1)	(3.8)	(0.1)	(4.1)
Total	$0.1	$—	$(5.5)	$—	$(5.4)
Recorded on Balance Sheet: gain/ (loss)
Regulatory Asset	$0.1	$—	$—	$—	$0.1
Recorded in Income Statement: gain / (loss)
Purchased power	—	—	(7.7)	—	(7.7)
Revenue	—	—	2.2	—	2.2
Total	$0.1	$—	$(5.5)	$—	$(5.4)

For the six months ended June 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$(0.1)	$(1.5)	$(3.7)	$(5.3)
Realized gain / (loss)	0.1	0.6	(1.5)	(0.8)
Total	$—	$(0.9)	$(5.2)	$(6.1)
Recorded in Income Statement: loss
Purchased power	$—	$(0.9)	$(5.2)	$(6.1)
Total	$—	$(0.9)	$(5.2)	$(6.1)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at June 30, 2015:

Fair Values of Derivative Instruments
at June 30, 2015
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$6.8	$(4.1)	$—	$2.7
Forward power contracts	MTM	4.3	(2.3)	—	2.0
FTRs	MTM	0.4	(0.4)	—	—

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	2.7	(1.4)	—	1.3
Forward power contracts	MTM	5.5	(1.4)	—	4.1
Total assets		$19.7	$(9.6)	$—	$10.1

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$5.3	$(4.1)	$—	$1.2
Forward power contracts	MTM	9.6	(2.3)	(7.3)	—
Heating oil	MTM	0.1	—	(0.1)	—
FTRs	MTM	0.9	(0.4)	—	0.5

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	1.4	(1.4)	—	—
Forward power contracts	MTM	1.4	(1.4)	—	—
Total liabilities		$18.7	$(9.6)	$(7.4)	$1.7

The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at December 31, 2014:

Fair Values of Derivative Instruments
at December 31, 2014
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$5.6	$(2.0)	$—	$3.6
Forward power contracts	MTM	5.5	(3.4)	—	2.1

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	0.3	(0.3)	—	—
Forward power contracts	MTM	3.5	(0.9)	—	2.6
Total assets		$14.9	$(6.6)	$—	$8.3

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$2.1	$(2.0)	$—	$0.1
Forward power contracts	MTM	7.5	(3.4)	(4.1)	—
FTRs	MTM	0.6	—	—	0.6
Heating oil futures	MTM	0.4	—	(0.4)	—
Natural gas	MTM	0.1	—	(0.1)	—

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	0.6	(0.3)	(0.3)	—
Forward power contracts	MTM	0.9	(0.9)	—	—
Total liabilities		$12.2	$(6.6)	$(4.9)	$0.7

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at June 30, 2015 was $18.7 million. $7.4 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $9.6 million. Since our debt is below investment grade, we could have to post collateral for the remaining $1.7 million.

10. Contractual Obligations, Commercial Commitments and Contingencies

DPL Inc. – Guarantees
In the normal course of business, DPL enters into various agreements with its wholly owned subsidiaries, DPLE and DPLER, providing financial or performance assurance to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.

At June 30, 2015, DPL had $19.3 million of guarantees to third parties for future financial or performance assurance under such agreements: $2.0 million of guarantees on behalf of DPLER and $17.3 million of guarantees on behalf of DPLE. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE and DPLER to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.3 million at June 30, 2015.

To date, DPL has not incurred any losses related to the guarantees of DPLER’s or DPLE’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

DP&L – Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP. As of June 30, 2015, DP&L could be responsible for the repayment of 4.9%, or $74.4 million, of a $1,518.7 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of June 30, 2015, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2014.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2015, cannot be reasonably determined.

Environmental Matters
DPL’s and DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions,

•
Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to climate change,

•
Rules and future rules issued by the USEPA and the Ohio EPA that require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions,

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require reporting and reductions of GHGs,

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. At June 30, 2015, and December 31, 2014, we had accruals of approximately $0.7 million and $0.8 million, respectively, for environmental matters and other claims. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

Climate Change Legislation and Regulation
On August 3, 2015, the EPA released the final CO2 emissions rules for existing power plants, called the Clean Power Plan. The Clean Power Plan provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates by 2030. Legal challenges to the Clean Power Plan are expected. We are currently reviewing the rule and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this rule.

Clean Water Act – Regulation of Water Discharge
In December 2006, DP&L submitted a renewal application for the Stuart generating station NPDES permit that was due to expire on June 30, 2007. The Ohio EPA issued a draft permit that was received in November 2008. In September 2010, the USEPA formally objected to the November 2008, draft permit due to questions regarding the basis for the alternate thermal limitation. The Ohio EPA issued a draft permit in December 2011 and a public hearing was held in February 2012. The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system. DP&L submitted comments to the draft permit. In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments. In December 2012, the USEPA formally withdrew their objection to the permit. On January 7, 2013, the Ohio EPA issued a final permit.

On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. A hearing before the Commission previously scheduled for August 2015 is in the process of being rescheduled. Depending on the outcome of the appeal process, the effects on DP&L’s operations could be material.

Regulation of Waste Disposal
In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site. In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach. In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS. No recent activity has occurred with respect to that notice or PRP status. On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for the site was executed and became effective among a group of PRPs, not including DP&L, and the USEPA. On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site. DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010. On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the “District Court”) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site. On February 10, 2011, the District Court Judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The District Court Judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly delivered by truck directly to the landfill. Discovery, including depositions of past and present DP&L employees, was conducted in 2012. On February 8, 2013, the District Court Judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC. That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the PRP group for rehearing. On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015. On April 5, 2013, the PRP group entered into a second ASAOC (the "2013 ASAOC") relating primarily to vapor intrusion from under some of the buildings at the landfill site. On April 13, 2013, as amended July 30, 2013, the PRP group filed another civil complaint against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site. On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court Judge dismissed some of the alleged grounds for relief that the PRP group had made, but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit. Appeals of this ruling are pending before the 6th Circuit Court of Appeals. On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any waste management or waste disposal surveys. Information responsive to this request was provided on February 17, 2015. In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices that may be relevant to the site. DP&L responded to this request on March 27, 2015. In June 2015, DP&L was again requested to grant access to the DP&L service building property for the purpose of collecting groundwater samples from selected monitoring wells. DP&L granted access and groundwater sampling took place in June 2015. DP&L is unable to predict the outcome of these actions by the plaintiffs and USEPA. Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 does not address future litigation that may arise with respect to actual remediation costs. While DP&L is unable to predict the outcome of these and any future matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its financial condition.

Regulation of Ash Ponds
There has been increasing advocacy to regulate coal combustion residuals (CCR). On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D. The USEPA released its final rule in December 2014, designating coal combustion residuals that are not beneficially reused as non-hazardous solid waste under RCRA Subtitle D. The rule was published in the Federal Register in April 2015 and becomes effective October 19, 2015, and applies new detailed management practices to new and existing landfills and surface impoundments, including lateral expansions of such units. Based on our review of the rule, we have adjusted our AROs related to ash ponds (see Note 8), but we are currently unable to determine the full impact of the rule as it is contingent upon future activities required by the regulation.

11. Business Segments

DPL operates through two segments; Utility and Competitive Retail. The Utility segment consists of the operations of DPL’s subsidiary, DP&L. The Competitive Retail segment consists of DPL’s wholly owned subsidiary DPLER, which included, prior to its sale, DPLER’s wholly owned subsidiary, MC Squared. MC Squared was sold effective April 1, 2015. This is how we view our business and make decisions on how to allocate resources and evaluate performance.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and sell electricity to residential, commercial, industrial and governmental customers. DP&L generates electricity at five coal-fired power plants and DP&L distributes power to more than 516,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L also sells electricity to DPLER and to other Ohio utilities and any excess energy and capacity is sold into the PJM wholesale market. DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of the DPLER and, prior to its sale, MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier. As of June 30, 2015, the Competitive Retail segment sold electricity to approximately 133,000 customers located throughout Ohio. On April 1, 2015, DPLER closed on the sale of MC Squared. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L. The majority of intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract. The Competitive Retail segment has no transmission or generation assets. The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended June 30, 2015
Revenues from external customers	$283.8	$75.2	$13.9	$—	$372.9
Intersegment revenues	68.3	—	1.3	(69.6)	—
Total revenues	352.1	75.2	15.2	(69.6)	372.9

Fuel	50.6	—	3.8	—	54.4
Purchased power	120.1	68.7	0.6	(68.8)	120.6

Gross margin	$181.4	$6.5	$10.8	$(0.8)	$197.9

Depreciation and amortization	$34.2	$0.1	$—	$—	$34.3
Interest expense	9.0	0.1	21.8	—	30.9
Income tax expense (benefit)	9.4	(5.5)	(3.4)	—	0.5
Net income / (loss)	23.9	6.7	(8.9)	—	21.7

Cash capital expenditures	$30.2	$0.1	$0.8	$—	$31.1

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended June 30, 2014
Revenues from external customers	$254.0	$125.2	$11.0	$(0.1)	$390.1
Intersegment revenues	111.5	—	0.1	(111.6)	—
Total revenues	365.5	125.2	11.1	(111.7)	390.1

Fuel	58.6	—	2.2	—	60.8
Purchased power	136.9	111.1	1.3	(110.9)	138.4
Amortization of intangibles	—	—	0.3	—	0.3

Gross margin	$170.0	$14.1	$7.3	$(0.8)	$190.6

Depreciation and amortization	$35.3	$0.2	$(1.5)	$(0.1)	$33.9
Interest expense	8.3	0.1	23.6	(0.1)	31.9
Income tax expense (benefit)	6.0	1.3	(35.3)	(0.1)	(28.1)
Net income / (loss)	13.9	2.6	17.3	—	33.8

Cash capital expenditures	$25.6	$—	$1.2	$—	$26.8

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the six months ended June 30, 2015
Revenues from external customers	$634.4	$197.5	$35.5	$—	$867.4
Intersegment revenues	179.0	—	2.9	(181.9)	—
Total revenues	813.4	197.5	38.4	(181.9)	867.4

Fuel	119.9	—	10.9	—	130.8
Purchased power	309.8	180.4	4.8	(180.2)	314.8

Gross margin	$383.7	$17.1	$22.7	$(1.7)	$421.8

Depreciation and amortization	$68.9	$0.4	$—	$—	$69.3
Interest expense	17.7	0.1	43.7	(0.1)	61.4
Income tax expense (benefit)	24.2	(4.2)	(6.8)	—	13.2
Net income / (loss)	60.4	8.3	(18.3)	—	50.4

Cash capital expenditures	$63.3	$0.3	$1.2	$—	$64.8

at June 30, 2015
Total assets	$3,377.7	$49.8	$1,480.4	$(1,283.4)	$3,624.5

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the six months ended June 30, 2014
Revenues from external customers	$546.6	$273.6	$30.2	$—	$850.4
Intersegment revenues	251.0	—	1.1	(252.1)	—
Total revenues	797.6	273.6	31.3	(252.1)	850.4

Fuel	142.9	—	7.9	—	150.8
Purchased power	304.9	251.3	6.7	(250.4)	312.5
Amortization of intangibles	—	—	0.6	—	0.6

Gross margin	$349.8	$22.3	$16.1	$(1.7)	$386.5

Depreciation and amortization	$71.8	$0.3	$(2.9)	$—	$69.2
Goodwill impairment	—	—	135.8	—	135.8
Fixed-asset impairment	—	—	11.5	—	11.5
Interest expense	16.1	0.2	46.7	(0.3)	62.7
Income tax expense (benefit)	10.0	0.6	60.1	—	70.7
Net income / (loss)	23.3	1.2	(239.7)	—	(215.2)

Cash capital expenditures	$53.0	$—	$2.2	$—	$55.2
at December 31, 2014
Total assets	$3,338.7	$94.9	$1,440.1	$(1,295.9)	$3,577.8

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

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Revenues	$352.1	$365.5	$813.4	$797.6

Cost of revenues:
Fuel	50.6	58.6	119.9	142.9
Purchased power	120.1	136.9	309.8	304.9
Total cost of revenues	170.7	195.5	429.7	447.8

Gross margin	181.4	170.0	383.7	349.8

Operating expenses:
Operation and maintenance	83.2	84.6	167.1	180.0
Depreciation and amortization	34.2	35.3	68.9	71.8
General taxes	21.9	20.5	44.9	46.9
Other	—	1.1	0.4	1.4
Total operating expenses	139.3	141.5	281.3	300.1

Operating income	42.1	28.5	102.4	49.7

Other income / (expense), net:
Investment income	0.3	0.1	0.2	0.4
Interest expense	(9.0)	(8.3)	(17.7)	(16.1)
Other expense	(0.1)	(0.4)	(0.3)	(0.7)
Total other expense, net	(8.8)	(8.6)	(17.8)	(16.4)

Earnings before income taxes	33.3	19.9	84.6	33.3
Income tax expense	9.4	6.0	24.2	10.0

Net income	23.9	13.9	60.4	23.3
Dividends on preferred stock	0.2	0.2	0.4	0.4

Income attributable to common stock	$23.7	$13.7	$60.0	$22.9

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Net income	$23.9	$13.9	$60.4	$23.3
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $0.2, $(0.1), $0.0 and $0.1 for each respective period	(0.5)	0.1	—	(0.2)
Reclassification to earnings, net of income tax expense of $(0.2), $0.0, $0.0 and $(0.1) for each respective period	0.4	—	—	0.2
Total change in fair value of available-for-sale securities	(0.1)	0.1	—	—
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(1.0), $3.7, $(1.0) and $10.6 for each respective period	1.7	(14.8)	1.8	(27.7)
Reclassification to earnings, net of income tax (expense) / benefit of $1.0, $(1.6), $0.7 and $(4.8) for each respective period	(1.8)	6.4	(1.3)	12.1
Total change in fair value of derivatives	(0.1)	(8.4)	0.5	(15.6)
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.5), $(0.3), $(1.0) and $(0.7) for each respective period	0.9	0.8	1.8	1.4
Total change in unfunded pension obligation	0.9	0.8	1.8	1.4
Other comprehensive income / (loss)	0.7	(7.5)	2.3	(14.2)

Net comprehensive income	$24.6	$6.4	$62.7	$9.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	June 30,	December 31,
$ in millions	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$85.1	$5.4
Restricted cash	25.1	16.7
Accounts receivable, net (Note 2)	137.6	152.7
Inventories (Note 2)	103.5	99.0
Taxes applicable to subsequent years	38.1	75.4
Regulatory assets, current	30.1	44.2
Other prepayments and current assets	39.6	41.1
Total current assets	459.1	434.5

Property, plant & equipment:
Property, plant & equipment	5,196.8	5,120.7
Less: Accumulated depreciation and amortization	(2,531.4)	(2,495.7)
	2,665.4	2,625.0
Construction work in process	63.1	75.4
Total net property, plant & equipment	2,728.5	2,700.4

Other non-current assets:
Regulatory assets, non-current	155.0	167.5
Intangible assets, net of amortization	4.5	7.8
Other deferred assets	30.6	28.5
Total other non-current assets	190.1	203.8

Total assets	$3,377.7	$3,338.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	June 30,	December 31,
$ in millions	2015	2014
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$114.5	$0.1
Accounts payable	99.7	104.8
Accrued taxes	119.8	82.6
Accrued interest	9.9	9.8
Customer security deposits	16.2	34.5
Regulatory liabilities, current	14.4	4.4
Other current liabilities	48.5	44.8
Total current liabilities	423.0	281.0

Non-current liabilities:
Long-term debt (Note 5)	762.7	877.0
Deferred taxes	623.2	650.0
Taxes payable	33.1	78.4
Regulatory liabilities, non-current	125.1	124.1
Pension, retiree and other benefits	95.9	95.9
Unamortized investment tax credit	21.2	22.4
Other deferred credits	84.8	43.6
Total non-current liabilities	1,746.0	1,891.4

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	803.6	803.5
Accumulated other comprehensive loss	(40.0)	(42.3)
Retained earnings	421.8	381.8
Total common shareholder's equity	1,185.8	1,143.4
Total liabilities and shareholder's equity	$3,377.7	$3,338.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
$ in millions	2015	2014
Cash flows from operating activities:
Net income	$60.4	$23.3
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	68.9	71.8
Deferred income taxes	(11.6)	2.7
Changes in certain assets and liabilities:
Accounts receivable	16.2	(0.3)
Inventories	(4.7)	(12.6)
Prepaid taxes	(0.2)	—
Taxes applicable to subsequent years	37.4	32.3
Deferred regulatory costs, net	21.3	(4.3)
Accounts payable	3.3	18.4
Accrued taxes payable	(8.0)	(31.6)
Accrued interest payable	—	0.1
Pension, retiree and other benefits	3.8	(6.2)
Other	(18.9)	(18.3)
Net cash provided by operating activities	167.9	75.3

Cash flows from investing activities:
Capital expenditures	(63.3)	(53.0)
Purchase of emission allowances	—	(0.1)
Purchase of renewable energy credits	(0.2)	(1.4)
Increase in restricted cash	(8.4)	(11.4)
Insurance proceeds	3.8	0.4
Other investing activities, net	0.4	1.3
Net cash used by investing activities	(67.7)	(64.2)
Net cash from financing activities:
Dividends paid on common stock to parent	(20.0)	(15.0)
Borrowings from revolving credit facilities	15.0	—
Repayment of borrowings from revolving credit facilities	(15.0)	—
Issuance of notes payable - related party	—	15.0
Repayment of notes payable - related party	—	(15.0)
Dividends paid on preferred stock	(0.4)	(0.4)
Payments of deferred financing costs	—	(0.2)
Retirement of long-term debt	(0.1)	(0.1)
Net cash used by financing activities	(20.5)	(15.7)

Cash and cash equivalents:
Net change	79.7	(4.6)
Balance at beginning of period	5.4	22.9
Cash and cash equivalents at end of period	$85.1	$18.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.5	$13.6
Income taxes paid / (refunded), net	$0.5	$0.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.0	$7.9

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

1. Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to its more than 516,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. During 2015, DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process, followed by 100% beginning in 2016. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells any excess energy and capacity into the wholesale market. On June 4, 2014, the PUCO issued an entry on rehearing which requires DP&L to separate its generation assets from its transmission and distribution assets no later than January 1, 2017. While the OCC filed an application for rehearing on this Commission Order, it was denied by final order issued on July 23, 2014. DP&L also sells electricity to DPLER, an affiliate, to satisfy the electric requirements of DPLER’s retail customers. DP&L is a subsidiary of DPL.

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

DP&L employed 1,151 people as of June 30, 2015. Approximately 63% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2015; our results of operations for the three and six months ended June 30, 2015 and 2014 and our cash flows for the six months ended June 30, 2015 and 2014. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the six months ended June 30, 2015 may not be indicative of our results that will be realized for the full year ending December 31, 2015.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2015 and 2014 were $11.5 million and $11.6 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2015 and 2014 were $25.5 million and $25.9 million, respectively.

Related Party Transactions
In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of non-regulated businesses. DP&L charges the Service Company for employee payroll and benefit costs that are incurred on behalf of the Service Company.

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL and AES. The following table provides a summary of these transactions:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
DP&L Revenues:
Sales to DPLER (including MC Squared) (a)	$68.3	$111.5	$179.0	$251.0
DP&L Operations and Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.8)	$(0.7)	$(1.6)	$(1.4)
Expense recoveries for services provided to DPLER (c)	$0.6	$1.1	$1.3	$1.1
Transactions with the Service Company
Charges from the Service Company	$8.3	$6.4	$16.7	$16.8
Charges to the Service Company	$2.8	$0.6	$3.9	$1.1

DP&L Customer security deposits:	at June 30, 2015	at December 31, 2014
Deposits received from DPLER (d)	$2.4	$20.1
Balances with the Service Company
Net prepaid / (payable) to the service company	$4.0	$(4.7)

(a)
DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers. The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements.

(b)
MVIC, a wholly owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums paid by DP&L to MVIC. DP&L received insurance proceeds from MVIC of $2.3 million and $0.4 million for the three months ended June 30, 2015 and 2014, respectively, and $3.8 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively.

(c)
In the normal course of business DP&L incurs and records expenses on behalf of DPLER. Such expenses include, but are not limited to, employee-related expenses, accounting, information technology, payroll, legal and other administrative expenses. DP&L subsequently charges these expenses to DPLER at DP&L’s cost and credits the expense in which they were initially recorded.

(d)
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

Recently Issued Accounting Standards

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of June 30, 2015, DP&L had approximately $9.6 million in deferred financing costs classified in other non-current assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09 which clarifies principles for recognizing revenue and will result in a common revenue standard for GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability, and it supersedes prior, industry-specific guidance. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when revenue is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB decided to defer the effective date by one year, resulting in the new revenue standard being effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is now permitted only as of the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities). The standard permits the use of two transition methods: either a full retrospective or modified retrospective approach. We have not yet selected a transition method and we are currently evaluating the impact of adopting the standard on our consolidated financial statements effective January 1, 2018.

ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory (Topic 330)
In July 2015, the FASB issued ASU No. 2015-11, which simplifies the subsequent measurement of inventory. It replaces the current lower of cost or market test with a lower of cost or net realizable value test. The standard is effective for public entities for annual reporting periods beginning after December 15, 2016, and interim periods therein. Early adoption is permitted. The new guidance must be applied prospectively. We are currently evaluating the impact of adopting the standard on our financial statements.

2. Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
$ in millions	2015	2014
Accounts receivable, net:
Unbilled revenue	$43.5	$49.0
Customer receivables	69.5	68.7
Amounts due from partners in jointly owned plants	20.0	14.2
Other	5.6	21.7
Provision for uncollectible accounts	(1.0)	(0.9)
Total accounts receivable, net	$137.6	$152.7

Inventories, at average cost:
Fuel and limestone	$67.8	$65.3
Plant materials and supplies	33.7	32.3
Other	2.0	1.4
Total inventories, at average cost	$103.5	$99.0

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2015	2014	2015	2014
Gains and losses on Available-for-sale securities activity (Note 8):
	Other income	$0.6	$—	$—	$0.3
	Tax expense	(0.2)	—	—	(0.1)
	Net of income taxes	0.4	—	—	0.2
Gains and losses on cash flow hedges (Note 9):
	Interest expense	(0.3)	(0.3)	(0.6)	(0.6)
	Revenue	(2.9)	8.3	(3.2)	18.5
	Purchased power	0.4	—	1.8	(1.0)
	Total before income taxes	(2.8)	8.0	(2.0)	16.9
	Tax expense	1.0	(1.6)	0.7	(4.8)
	Net of income taxes	(1.8)	6.4	(1.3)	12.1

Amortization of defined benefit pension items (Note 7):
	Reclassification to Other income / (deductions)	1.4	1.1	2.8	2.1
	Tax benefit	(0.5)	(0.3)	(1.0)	(0.7)
	Net of income taxes	0.9	0.8	1.8	1.4

Total reclassifications for the period, net of income taxes		$(0.5)	$7.2	$0.5	$13.7

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2015 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2015	$0.7	$2.8	$(45.8)	$(42.3)

Other comprehensive income before reclassifications	—	1.8	—	1.8
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(1.3)	1.8	0.5
Net current period other comprehensive income	—	0.5	1.8	2.3

Balance June 30, 2015	$0.7	$3.3	$(44.0)	$(40.0)

3. Regulatory assets and liabilities

DP&L has certain rate riders that provide for recovering, on a timely basis, costs incurred for specific programs for which costs may fluctuate. These riders generally allow DP&L to estimate future costs and customer kWh consumption and set rider rates designed to recover those estimated costs as they are incurred. Differences between revenues collected and the actual program costs are tracked and reconciled by increasing or reducing future rates accordingly. DP&L’s current regulatory assets and current regulatory liabilities reflect the reconciliation of such differences, with the exception of deferred storm costs. The deferred storm regulatory asset reflects costs incurred to repair major storm damage in previous years, for which DP&L was granted cost recovery during 2015. The changes in DP&L’s current regulatory asset and liability balances from December 31, 2014 to June 30, 2015 primarily represent the recovery of $11.1 million of deferred storm costs, and the reconciliation of other rider costs.

4. Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in five coal-fired electric generating facilities, various peaking facilities and numerous transmission facilities with certain other Ohio utilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on the energy taken. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. At June 30, 2015, DP&L had $21.0 million of construction work in process at such jointly owned facilities. DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Statements of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant & equipment in the Condensed Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned unit or station.

DP&L’s undivided ownership interest in such facilities at June 30, 2015, is as follows:

	DP&L Share		DP&L Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)
Conesville Unit 4	16.5	129	$25	$6	$1	Yes
Killen Station	67.0	402	654	321	1	Yes
Miami Fort Units 7 and 8	36.0	368	366	167	4	Yes
Stuart Station	35.0	808	771	331	11	Yes
Zimmer Station	28.1	371	1,104	683	4	Yes
Transmission (at varying percentages)		n/a	98	63	—
Total		2,078	$3,018	$1,571	$21

5. Debt Obligations

Long-term debt

	June 30,	December 31,
$ in millions	2015	2014
First mortgage bonds due in September 2016 - 1.875%	$445.0	$445.0
Pollution control series due in January 2028 - 4.7%	—	35.3
Pollution control series due in January 2034 - 4.8%	100.0	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.02% - 0.12% and 0.04% - 0.15% (a)	100.0	100.0
U.S. Government note due in February 2061 - 4.2%	18.0	18.1
Unamortized debt discount	(0.3)	(0.5)
Total non-current portion of long-term debt	$762.7	$877.0

Current portion of long-term debt

	June 30,	December 31,
$ in millions	2015	2014
Pollution control series due in January 2028 - 4.7%	$35.3	$—
Pollution control series due in January 2034 - 4.8%	79.1	—
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
Total current portion of long-term debt	$114.5	$0.1

(a)Range of interest rates for the six months ended June 30, 2015 and the twelve months ended December 31, 2014, respectively.

DP&L has an unsecured revolving credit agreement with a syndicated bank group. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility had a $300.0 million borrowing limit, a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. At June 30, 2015, there were two letters of credit in the amount of $1.4 million outstanding, with the remaining $298.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the six months ended June 30, 2015 or 2014. As discussed below, this agreement was refinanced in July 2015.

On July 1, 2015, the $35.3 million of 4.7% pollution control bonds due January 2028 and $41.3 million of the 4.8% pollution control bonds due January of 2034 became callable at par and were redeemed with cash.

On July 31, 2015, DP&L refinanced its revolving credit facility, reducing the total size from $300.0 million to $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This refinancing extended the life of the facility from May 2018 to July 2020.

On August 3, 2015, DP&L called $100.0 million of variable rate pollution control bonds due November 2040 and $137.8 million of 4.8% pollution control bonds due January of 2034. These bonds were refinanced with $200.0 million of new pollution control bonds at variable rates of interest secured by first mortgage bonds in an equivalent amount and the remaining $37.8 million of these bonds were redeemed with cash on hand and a draw from the DP&L revolving line of credit.

As a result of these transactions, $35.3 million, $41.3 million and $37.8 million (total of $114.4 million) of long-term debt was reclassified to current as of June 30, 2015 as reflected in the tables above.

DP&L’s unsecured revolving credit agreements and DP&L’s standby letter of credit have two financial covenants. The first financial covenant measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant compares EBITDA to Interest Expense. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The above covenants were retained with some amendments in DP&L's revolving credit facility refinanced on July 31, 2015. The DP&L amended standby letter of credit facilities were terminated on August 3, 2015.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

6. Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2015 and 2014.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
DP&L	27.9%	30.2%	28.5%	29.9%

Income tax expense for the three and six months ended June 30, 2015 and 2014 was calculated using the estimated annual effective income tax rates for 2015 and 2014 of 29.4% and 30.4%, respectively. For the three and six months ended June 30, 2015 and 2014 management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three and six months ended June 30, 2015, DP&L’s current period effective rate is less than the estimated annual effective rate due to the deduction for the preferred stock dividends and other immaterial adjustments.

7. Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were no contributions made during the six months ended June 30, 2015 or 2014.

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three and six months ended June 30, 2015 and 2014 was:

Net Periodic Benefit Cost	Pension		Postretirement
	Three months ended		Three months ended
	June 30,		June 30,
$ in millions	2015	2014	2015	2014
Service cost	$1.7	$1.4	$—	$0.1
Interest cost	4.3	4.3	0.2	0.2
Expected return on plan assets	(5.5)	(5.6)	—	(0.1)
Amortization of unrecognized:
Prior service cost	0.8	0.7	—	—
Actuarial loss / (gain)	2.4	1.6	(0.1)	(0.1)
Net periodic benefit cost	$3.7	$2.4	$0.1	$0.1

Net Periodic Benefit Cost	Pension		Postretirement
	Six months ended		Six months ended
	June 30,		June 30,
$ in millions	2015	2014	2015	2014
Service cost	$3.5	$2.9	$—	$0.1
Interest cost	8.6	8.7	0.4	0.4
Expected return on plan assets	(11.2)	(11.3)	—	(0.1)
Amortization of unrecognized:
Prior service cost	1.6	1.4	—	—
Actuarial loss / (gain)	4.8	3.2	(0.3)	(0.3)
Net periodic benefit cost	$7.3	$4.9	$0.1	$0.1

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2015	$12.4	$0.9
2016	25.2	1.8
2017	25.7	1.7
2018	26.3	1.6
2019	26.7	1.5
2020 - 2024	137.0	6.1

8. Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at June 30, 2015 and December 31, 2014. Information about the fair value of our derivative instruments can be found in Note 9.

	June 30, 2015		December 31, 2014
$ in millions	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.1	$0.1
Equity securities	2.7	3.7	2.7	3.7
Debt securities	4.5	4.5	4.7	4.7
Hedge funds	0.6	0.7	0.8	0.8
Real estate	0.3	0.3	0.4	0.4
Total assets	$8.3	$9.4	$8.7	$9.7
Liabilities
Debt	$877.2	$883.1	$877.1	$882.5

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

Master Trust Assets
DP&L established Master Trusts to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds that are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the balance sheets and classified as available-for-sale. Any unrealized gains or losses are recorded in AOCI until the securities are sold.

DP&L had $1.0 million ($0.6 million after tax) and $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2015 and at December 31, 2014, respectively.

During the six months ended June 30, 2015, $0.6 million ($0.4 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the disbursement of benefits.

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
We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months and six months ended June 30, 2015 and 2014.

The fair value of assets and liabilities at June 30, 2015 and December 31, 2014 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at June 30, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.7	—	3.7	—
Debt securities	4.5	—	4.5	—
Hedge funds	0.7	—	0.7	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.4	0.2	9.2	—

Derivative assets
FTRs	0.4	—	—	0.4
Forward power contracts	19.5	—	19.0	0.5
Total derivative assets	19.9	—	19.0	0.9

Total assets	$29.3	$0.2	$28.2	$0.9
Liabilities
Derivative liabilities
Heating oil	$0.1	$0.1	$—	$—
FTRs	0.9	—	—	0.9
Forward power contracts	17.9	—	17.9	—
Total derivative liabilities	18.9	0.1	17.9	0.9

Debt	883.1	—	865.1	18.0

Total liabilities	$902.0	$0.1	$883.0	$18.9

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$—	$—
Equity securities	3.7	—	3.7	—
Debt securities	4.7	—	4.7	—
Hedge funds	0.8	—	0.8	—
Real estate	0.4	—	0.4	—
Total Master Trust assets	9.7	0.1	9.6	—

Derivative assets
Forward power contracts	15.1	—	13.9	1.2
Total Derivative assets	15.1	—	13.9	1.2
Total assets	$24.8	$0.1	$23.5	$1.2
Liabilities
Derivative liabilities
FTRs	$0.6	$—	$—	$0.6
Heating oil futures	0.4	0.4	—	—
Natural gas futures	0.1	0.1	—	—
Forward power contracts	11.2	—	11.2	—
Total Derivative liabilities	12.3	0.5	11.2	0.6

Debt	882.5	—	864.3	18.2

Total liabilities	$894.8	$0.5	$875.5	$18.8

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

•
Level 3 inputs such as FTRs are considered a Level 3 input because the monthly auctions are considered inactive. Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. AROs for ash ponds, asbestos, river structures and underground storage tanks increased by $39.8 million and $1.2 million during the six months ended June 30, 2015 and 2014, respectively. The majority of the increase in 2015 is due to an increase in the AROs for ash ponds ($40.6 million) due to new rules promulgated by the USEPA that were published in the Federal Register in April 2015 and will become effective in October 2015.

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

At June 30, 2015, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	24.2	—	24.2
Heating oil futures	Mark to Market	Gallons	168.0	—	168.0
Forward power contracts	Cash Flow Hedge	MWh	1,723.4	(8,809.4)	(7,086.0)
Forward power contracts	Mark to Market	MWh	3,621.9	(3,606.8)	15.1

At December 31, 2014, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	10.5	—	10.5
Heating oil futures	Mark to Market	Gallons	378.0	—	378.0
Natural Gas	Mark to Market	Dths	200.0	—	200.0
Forward power contracts	Cash Flow Hedge	MWh	175.0	(2,991.0)	(2,816.0)
Forward power contracts	Mark to Market	MWh	1,725.2	(2,804.0)	(1,078.8)

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

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended June 30, 2015 and 2014:

	Three months ended		Three months ended
	June 30, 2015		June 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain in AOCI	$1.0	$2.4	$(5.9)	$4.9
Net gains / (losses) associated with current period hedging transactions	1.7	—	(14.7)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.3)
Revenues	(1.9)	—	6.6	—
Purchased power	0.3	—	—	—
Ending accumulated derivative gain / (loss) in AOCI	$1.1	$2.2	$(14.0)	$4.6

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the six months ended June 30, 2015 and 2014:

	Six months ended		Six months ended
	June 30, 2015		June 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain in AOCI	$0.2	$2.6	$1.0	$5.2
Net gains / (losses) associated with current period hedging transactions	1.8	—	(27.7)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.4)	—	(0.6)
Revenues	(2.1)	—	13.3	—
Purchased power	1.2	—	(0.6)	—
Ending accumulated derivative gain / (loss) in AOCI	$1.1	$2.2	$(14.0)	$4.6

Portion expected to be reclassified to earnings in the next twelve months (a)	$0.9	$(0.7)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	23	0

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Mark to Market Accounting
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchases and sales exceptions under FASC 815. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting.” Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty. FTRs, natural gas forwards, heating oil futures and certain forward power contracts are marked to market.

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

The following tables present the amount and classification within the Condensed Statements of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2015 and 2014:

For the three months ended June 30, 2015
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$0.1	$(0.8)	$1.1	$0.4
Realized loss	(0.1)	—	(1.5)	(1.6)
Total	$—	$(0.8)	$(0.4)	$(1.2)
Recorded in Income Statement: gain / (loss)
Purchased power	$—	$(0.8)	$(2.9)	$(3.7)
Revenues	—	—	2.5	2.5
Total	$—	$(0.8)	$(0.4)	$(1.2)

For the three months ended June 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$0.1	$(1.2)	$2.4	$1.3
Realized gain / (loss)	—	0.6	0.6	1.2
Total	$0.1	$(0.6)	$3.0	$2.5
Recorded in Income Statement: gain / (loss)
Revenues	$—	$—	$0.7	$0.7
Purchased power	—	(0.6)	2.3	1.7
Fuel	0.1	—	—	0.1
Total	$0.1	$(0.6)	$3.0	$2.5

For the six months ended June 30, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.2	$0.1	$(1.8)	$0.1	$(1.4)
Realized loss	(0.1)	(0.1)	(3.8)	(0.1)	(4.1)
Total	$0.1	$—	$(5.6)	$—	$(5.5)
Recorded on Balance Sheet: gain / (loss)
Regulatory Asset	$0.1	$—	$—	$—	$0.1
Recorded in Income Statement: gain / (loss)
Purchased power	—	—	(7.8)	—	(7.8)
Revenues	—	—	2.2	—	2.2
Total	$0.1	$—	$(5.6)	$—	$(5.5)

For the six months ended June 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$(0.1)	$(1.5)	$(3.1)	$(4.7)
Realized gain / (loss)	0.1	0.6	(0.8)	(0.1)
Total	$—	$(0.9)	$(3.9)	$(4.8)
Recorded in Income Statement: gain / (loss)
Revenues	—	—	1.4	$1.4
Purchased power	—	(0.9)	(5.3)	(6.2)
Total	$—	$(0.9)	$(3.9)	$(4.8)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at June 30, 2015:

Fair Values of Derivative Instruments
at June 30, 2015
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$6.8	$(4.1)	$—	$2.7
Forward power contracts	MTM	4.4	(2.3)	—	2.1
FTRs	MTM	0.4	(0.4)	—	—

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	2.7	(1.4)	—	1.3
Forward power contracts	MTM	5.6	(1.4)	—	4.2
Total assets		$19.9	$(9.6)	$—	$10.3

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$5.3	$(4.1)	$—	$1.2
Forward power contracts	MTM	9.7	(2.3)	(7.3)	0.1
Heating oil futures	MTM	0.1	—	(0.1)	—
FTRs	MTM	0.9	(0.4)	—	0.5

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	1.4	(1.4)	—	—
Forward power contracts	MTM	1.5	(1.4)	—	0.1
Total liabilities		$18.9	$(9.6)	$(7.4)	$1.9

The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at December 31, 2014:

Fair Values of Derivative Instruments
at December 31, 2014
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$5.6	$(2.0)	$—	$3.6
Forward power contracts	MTM	5.6	(3.4)	—	2.2

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	0.3	(0.3)	—	—
Forward power contracts	MTM	3.6	(0.9)	—	2.7
Total assets		$15.1	$(6.6)	$—	$8.5

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$2.1	$(2.0)	$—	$0.1
Forward power contracts	MTM	7.5	(3.4)	(4.1)	—
FTRs	MTM	0.6	—	—	0.6
Heating oil futures	MTM	0.4	—	(0.4)	—
Natural gas futures	MTM	0.1	—	(0.1)	—

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	0.6	(0.3)	(0.3)	—
Forward power contracts	MTM	1.0	(0.9)	—	0.1
Total liabilities		$12.3	$(6.6)	$(4.9)	$0.8

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at June 30, 2015 was $18.9 million. $7.4 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $9.6 million. Since our debt is below investment grade, we could be required to post collateral for the remaining $1.9 million.

10. Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at June 30, 2015. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

11. Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP. As of June 30, 2015, DP&L could be responsible for the repayment of 4.9%, or $74.4 million, of a $1,518.7 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of June 30, 2015, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2014.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2015, cannot be reasonably determined.

Environmental Matters
DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions,

•
Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to climate change,

•
Rules and future rules issued by the USEPA and the Ohio EPA that require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions,

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require reporting and reductions of GHGs,

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. At June 30, 2015, and December 31, 2014, we had accruals of approximately $0.7 million and $0.8 million, respectively, for environmental matters and other claims. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

Climate Change Legislation and Regulation
On August 3, 2015, the EPA released the final CO2 emissions rules for existing power plants, called the Clean Power Plan. The Clean Power Plan provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates by 2030. Legal challenges to the Clean Power Plan are expected. We are currently reviewing the rule and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this rule.

Clean Water Act – Regulation of Water Discharge
In December 2006, DP&L submitted a renewal application for the Stuart generating station NPDES permit that was due to expire on June 30, 2007. The Ohio EPA issued a draft permit that was received in November 2008. In September 2010, the USEPA formally objected to the November 2008, draft permit due to questions regarding the basis for the alternate thermal limitation. The Ohio EPA issued a draft permit in December 2011 and a public hearing was held in February 2012. The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system. DP&L submitted comments to the draft permit. In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments. In December 2012, the USEPA formally withdrew their objection to the permit. On January 7, 2013, the Ohio EPA issued a final permit.

On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. A hearing before the Commission previously scheduled for August 2015 is in the process of being rescheduled. Depending on the outcome of the appeal process, the effects on DP&L’s operations could be material.

Regulation of Waste Disposal
In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site. In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach. In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS. No recent activity has occurred with respect to that notice or PRP status. On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for the site was executed and became effective among a group of PRPs, not including DP&L, and the USEPA. On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site. DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010. On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the “District Court”) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site. On February 10, 2011, the District Court Judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The District Court Judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly delivered by truck directly to the landfill. Discovery, including depositions of past and present DP&L employees, was conducted in 2012. On February 8, 2013, the District Court Judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC. That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the PRP group for rehearing. On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015. On April 5, 2013, the PRP group entered into a second ASAOC (the "2013 ASAOC") relating primarily to vapor intrusion from under some of the buildings at the landfill site. On April 13, 2013, as amended July 30, 2013, the PRP group filed another civil complaint against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site. On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court Judge dismissed some of the alleged grounds for relief that the PRP group had made, but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit. Appeals of this ruling are pending before the 6th Circuit Court of Appeals. On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any waste management or waste disposal surveys. Information responsive to this request was provided on February 17, 2015. In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices that may be relevant to the site. DP&L responded to this request on March 27, 2015. In June 2015, DP&L was again requested to grant access to the DP&L service building property for the purpose of collecting groundwater samples from selected monitoring wells. DP&L granted access and groundwater sampling took place in June 2015. DP&L is unable to predict the outcome of these actions by the plaintiffs and USEPA. Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 does not address future litigation that may arise with respect to actual remediation costs. While DP&L is unable to predict the outcome of these and any future matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its financial condition.

Regulation of Ash Ponds
There has been increasing advocacy to regulate coal combustion residuals (CCR). On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D. The USEPA released its final rule in December 2014, designating coal combustion residuals that are not beneficially reused as non-hazardous solid waste under RCRA Subtitle D. The rule was published in the Federal Register in April 2015 and becomes effective October 19, 2015, and applies new detailed management practices to new and existing landfills and surface impoundments, including lateral expansions of such units. Based on our review of the rule, we have adjusted our AROs related to ash ponds (see Note 8), but we are currently unable to determine the full impact of the rule as it is contingent upon future activities required by the regulation.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

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

COMPETITION AND PJM PRICING

RPM Capacity Auction Price
The PJM RPM capacity base residual auction for the 2017/18 period cleared at a per megawatt price of $120/day for our RTO area. The per megawatt prices for the periods 2016/17, 2015/16 and 2014/15 were $59/day, $136/day and $126/day, respectively, based on previous auctions. As discussed below, a new Capacity Performance ("CP") program has been approved by the FERC, which will phase out RPM as of the 2018/19 period. During the phase-out period, the RPM auction results will be modified based on transitional auctions that are scheduled to occur in the third quarter of 2015. The outcome of these transitional auctions is uncertain. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/day in the capacity auction price would result in an annual impact to net income of approximately $6.3 million and $5.0 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity, the levels of wholesale revenues and our retail customer load. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

On June 9, 2015, the FERC approved a proposal made by PJM to implement a new CP program. The FERC’s conditions on approval include requiring PJM to make additional filings to change certain energy market rules to coordinate better with the new CP program and to make annual filings on the CP performance hours used in its calculations. The FERC’s order approved transitional mechanisms under which the results of the auctions under the RPM program for the 2016/17 and 2017/18 periods would be modified based on transitional CP auctions that will be held in the third quarter of 2015. The first full CP auction will also be held in the third quarter of 2015 for the 2018/19 period.

As approved, the CP program offers the potential for higher capacity revenues, combined with substantially increased penalties for non-performance or under-performance during certain periods identified as “capacity performance hours.” This linkage between non- or under-performance during certain specific hours means that a generation unit that is generally performing well on an annual basis, may incur substantial penalties if it happens to be unavailable for service during some capacity performance hours. Similarly, a generation unit that is generally performing poorly on an annual basis may avoid such penalties if its outages happen to occur only during hours that are not capacity performance hours. An annual “stop-loss” provision exists that limits the size of penalties to 150% of the net Cost of New Entry, which is a value computed by PJM. This level is likely to be larger than the capacity price established under the CP program, so that the potential exists that participation in the CP program could result in capacity penalties that exceed capacity revenues.

At present, DP&L is unable to project whether the CP program will be beneficial or negative to DP&L’s operations, but the results could be material to DP&L’s operations.

Ohio Competitive Considerations and Proceedings
Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier. DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to provide retail generation service to customers that do not choose an alternative supplier; however, the supply of electricity for DP&L’s SSO customers is partially sourced through a competitive bid auction in 2014 and 2015, with 100% sourced through competitive bid starting January 2016. The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER and non-affiliated CRES providers in our service territory during the three and six months ended June 30, 2015 and 2014:

	Three months ended		Three months ended
	June 30, 2015		June 30, 2014
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)
Supplied by DPLER (a)	115,847	954	140,820	1,395

Supplied by non-affiliated CRES providers	120,513	1,456	98,211	1,003

Total in DP&L's service territory	236,360	2,410	239,031	2,398

Distribution customers/sales by DP&L in our service territory (b)	515,562	3,257	514,566	3,262

(a)	DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(b)
The volumes supplied by DPLER represent approximately 29% and 43% of DP&L’s total distribution volumes during the three months ended June 30, 2015 and 2014, respectively. We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

	Six months ended		Six months ended
	June 30, 2015		June 30, 2014
	Electric Customers	Sales (in millions of kWh)	Electric Customers	Sales (in millions of kWh)
Supplied by DPLER (a)	115,847	2,103	140,820	2,999

Supplied by non-affiliated CRES providers	120,513	2,869	98,211	2,002

Total in DP&L's service territory	236,360	4,972	239,031	5,001

Distribution customers/sales by DP&L in our service territory (b)	515,562	7,013	514,566	7,089

(a)	DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(b)
The volumes supplied by DPLER represent approximately 30% and 42% of DP&L’s total distribution volumes during the six months ended June 30, 2015 and 2014, respectively. We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

DPLER, an affiliated company and one of the registered CRES providers, markets competitive transmission and generation services to DP&L customers.

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

Income Statement Highlights – DPL

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Revenues:
Retail	$259.9	$319.4	$598.8	$693.0
Wholesale	55.9	30.3	150.5	79.7
RTO revenues	16.3	18.8	35.5	45.5
RTO capacity revenues	37.9	18.9	77.0	27.3
Other revenues	2.9	3.0	5.7	5.7
Other mark-to-market losses	—	(0.3)	(0.1)	(0.8)
Total revenues	372.9	390.1	867.4	850.4
Cost of revenues:
Fuel costs	54.4	60.7	131.1	150.8
Gains from the sale of coal	—	0.1	(0.2)	(0.1)
Mark-to-market losses / (gains)	—	—	(0.1)	0.1
Total fuel	54.4	60.8	130.8	150.8

Purchased power	73.3	81.7	199.5	188.6
RTO charges	22.0	36.6	55.1	88.1
RTO capacity charges	25.7	20.7	58.7	30.6
Mark-to-market losses	(0.4)	(0.6)	1.5	5.2
Total purchased power	120.6	138.4	314.8	312.5

Amortization of intangibles	—	0.3	—	0.6

Total cost of revenues	175.0	199.5	445.6	463.9

Gross margin (a)	$197.9	$190.6	$421.8	$386.5

Gross margin as a percentage of revenues	53%	49%	49%	45%

Operating income / (loss)	$53.1	$39.5	$125.7	$(81.2)

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Heating degree days (a)	431	464	3,672	3,821
Cooling degree days (a)	411	392	411	392

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

Since we plan to utilize our internal generating capacity to supply our retail customers’ needs first, increases in retail demand may decrease the volume of internal generation available to be sold in the wholesale market and vice versa. The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; our retail demand; retail demand elsewhere throughout the entire wholesale market area; availability of our plants and non-affiliated utility plants to sell into the wholesale market; and weather conditions across the multi-state region. Our plan is to make wholesale sales when market prices allow for the economic operation of our generation facilities not being utilized to meet our retail demand or when margin opportunities exist between the wholesale sales and power purchase prices.

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2015 v 2014	2015 v 2014
Retail
Rate	$(1.9)	$13.8
Volume	(55.8)	(101.7)
Other miscellaneous	(1.8)	(6.3)
Total retail change	(59.5)	(94.2)

Wholesale
Rate	(8.7)	23.2
Volume	34.3	47.6
Total wholesale change	25.6	70.8

RTO capacity & other
RTO capacity and other revenues	16.4	39.7

Other
Unrealized MTM	0.3	0.7
Total other revenue	0.3	0.7

Total revenues change	$(17.2)	$17.0

For the three months ended June 30, 2015, Revenues decreased $17.2 million to $372.9 million from $390.1 million in the same period of the prior year. This decrease was primarily the result of the sale of MC Squared on April 1, 2015, as well as lower retail revenue at DPLER due to the impact of customer switching. These decreases were partially offset by increased wholesale and RTO capacity and other revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $59.5 million primarily due to the sale of MC Squared on April 1, 2015, which had sales of $28.8 million in the three months ended June 30, 2014. In addition, volumes decreased driven by a loss of DPLER customers both within and outside of DP&L’s service territory, although DP&L continues to provide distribution service to all customers within its service territory. Also contributing to the decrease is lower retail revenue for DP&L's SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate.

•
Wholesale revenues increased $25.6 million, $34.3 million due to a volume increase, as 60% of DP&L's SSO load is now being served through the competitive bid process compared to 10% during 2014, allowing excess generation to be sold in the wholesale market. This was partially offset by a 6% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and closing of Beckjord as well as increased outages. In addition, there was an $8.7 million decrease in wholesale price.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $16.4 million compared to the same period in 2014. This increase was primarily the result of a $19.0 million increase in revenues realized from the PJM capacity auction partially offset by a $2.5 million decrease in RTO transmission and congestion revenue. The capacity prices that became effective in June 2015 were $136/MWh, compared to $126/MWh in June 2014 and $28/MWh in June 2013.

For the six months ended June 30, 2015, Revenues increased $17.0 million to $867.4 million from $850.4 million in the same period of the prior year. This increase was primarily the result of increased wholesale and RTO capacity revenues offset by lower retail revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $94.2 million primarily due to the sale of MC Squared on April 1, 2015. MC Squared had sales of $28.8 million during the period after April 1, 2014 through June 30, 2014. In addition, volumes decreased driven by a loss of DPLER customers both within and outside of DP&L’s service territory, although DP&L continues to provide distribution service to all customers within its service territory. Also contributing to the decrease is a 4% decrease in heating degree days compared to the same period in 2014 as well as lower retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate. Partially offsetting these decreases are increased DP&L retail revenue due to recovery of previously deferred costs and increased DPLER average rates.

•
Wholesale revenues increased $70.8 million, $47.6 million due to a volume increase, primarily driven by 60% of DP&L's SSO load being served through the competitive bid process compared to 10% during 2014, allowing excess generation to be sold in the wholesale market. This was partially offset by a 14% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and closing of Beckjord, as well as increased outages. Wholesale revenues also increased by $23.2 million resulting from the impact of realized derivative losses in 2014 largely due to extreme weather during the first quarter of 2014.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $39.7 million compared to the same period in 2014. This increase was primarily the result of a $49.7 million increase in revenues realized from the PJM capacity auction offset by a $10.0 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher due to extreme weather. The capacity prices that became effective in June 2015 were $136/MWh, compared to $126/MWh in June 2014 and $28/MWh in June 2013.

DPL – Cost of Revenues
For the three months ended June 30, 2015:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $6.4 million, or 11%, compared to the same period in 2014, primarily due to a 6% decrease in internal generation at our plants, and a 5% decrease in average fuel cost per MWh.

•
Net purchased power decreased $17.8 million, or 13%, compared to the same period in 2014 due largely to a $17.4 million volume decrease due to decreased retail load requirements primarily at DPLER partially offset by increased power purchased through the competitive bid process, as well as decreased other RTO charges of $14.6 million. These decreases were partially offset by a $5.0 million increase in RTO capacity charges and a $9.1 million increase due to higher average prices compared to the same period in 2014. RTO capacity prices are set by an annual auction. The capacity prices that became effective in June 2015 were $136/MWh, compared to $126/MWh and $28/MWh in June 2014 and 2013, respectively. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

For the six months ended June 30, 2015:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $20.0 million, or 13%, compared to the same period in 2014, primarily due to a 14% decrease in internal generation at our plants offset by a 1% increase in average fuel cost per MWh.

•
Net purchased power increased $2.3 million, or 1%, compared to the same period in 2014 due to a $7.5 million increase in higher average prices compared to the same period in 2014, a $3.4 million volume increase driven by increased power purchased to source our SSO load through the competitive bid process and increased RTO capacity charges of $28.1 million. These increases were partially offset by a $33.0 million decrease in other RTO charges and a $3.7 million decrease in net MTM losses. RTO capacity prices are set by an annual auction. The capacity prices that became effective in June 2015 were $136/MWh, compared to $126/MWh and $28/MWh in June 2014 and 2013, respectively. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

DPL – Operation and Maintenance
The following table provides a summary of changes in operation and maintenance expense from the prior year periods:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2015 v 2014	2015 v 2014

Low-income payment program (a)	$(4.4)	$(10.5)
Competitive retail operations	(3.9)	(6.5)
Alternative energy and energy efficiency programs (a)	(0.9)	(3.1)
Retirement benefits	(2.9)	(2.4)
Maintenance of overhead transmission and distribution lines	—	(5.2)
Health insurance and disability	(0.5)	(1.5)
Deferred storm costs (a)	4.4	8.8
Generating facilities operations and maintenance	3.7	1.0
Other, net	(3.1)	(1.2)
Total change in operation and maintenance expense	$(7.6)	$(20.6)

(a)	There is a corresponding offset in Revenues associated with these programs.

During the three months ended June 30, 2015, Operation and maintenance expense decreased $7.6 million, compared to the same period in the prior year. This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,

•	decreased marketing, customer maintenance and labor costs associated with the competitive retail business,

•	decreased expenses for the alternative energy and energy efficiency programs,

•	decreased costs associated with our retirement benefit plans, and

•	decreased health insurance costs.
These decreases were partially offset by:

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates and

•	increased partner billings and maintenance expenses at our generating facilities.

During the six months ended June 30, 2015, Operation and maintenance expense decreased $20.6 million, compared to the same period in the prior year. This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,

•	decreased marketing, customer maintenance and labor costs associated with the competitive retail business,

•	decreased expenses relating to alternative energy and energy efficiency programs,

•	decreased costs associated with our retirement benefit plans,

•	decreased maintenance of overhead transmission and distribution lines primarily due to storms in the first quarter of 2014, and

•	decreased health insurance costs.

These decreases were partially offset by:

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates and

•	increased partner billings and maintenance expenses at our generating facilities.

DPL – Depreciation and Amortization
For the three months ended June 30, 2015, Depreciation and amortization expense did not change significantly from the same period in the prior year.

For the six months ended June 30, 2015, Depreciation and amortization expense did not change significantly from the same period in the prior year.

DPL – General Taxes
For the three months ended June 30, 2015, General taxes increased $1.4 million compared to the same period in the prior year. The increase was primarily due to higher property tax accruals for 2015 compared to 2014.

For the six months ended June 30, 2015, General taxes decreased $2.1 million compared to the same period in the prior year. The decrease was primarily due to a 2014 adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 partially offset by higher property tax accruals for 2015 compared to 2014.

DPL – Interest Expense
Interest expense during the three months ended June 30, 2015 decreased $1.0 million compared to the same period in the prior year. This was primarily driven by decreased bond interest of $1.7 million as a result of debt prepayments and the refinancing of certain debt, partially offset by an increase related to the recovery of previously deferred carrying costs on regulatory assets of $0.6 million.

Interest expense during the six months ended June 30, 2015 decreased $1.3 million compared to the same period in the prior year. This was primarily driven by decreased bond interest of $2.9 million as a result of debt prepayments and the refinancing of certain debt, partially offset by an increase related to the recovery of previously deferred carrying costs on regulatory assets of $1.7 million.

DPL – Income Tax Expense
For the three and six months ended June 30, 2015, Income tax expense increased $28.6 million and decreased $57.5 million, respectively, compared to the same periods in 2014, primarily due to the application of an estimated annual Effective Tax Rate (ETR) approach in accordance with ASC 740-270, Interim Reporting. The ETR for 2015 is estimated to be 31.2% as compared to the estimated ETR applied to the prior year period of (49.0)%. The primary factor impacting the 2014 ETR was the non-deductible goodwill impairment recorded in the first quarter of 2014. Partially offsetting the increase due to the ETR approach in both the three and six month periods were several adjustments recorded in 2015, the most significant of which was the tax effect due to the sale of MC Squared of $5.6 million.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries. These segments are discussed further below:

Utility Segment
The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and distribute electricity to residential, commercial, industrial and governmental customers. DP&L generates electricity at five coal-fired power plants and distributes electricity to more than 516,000 retail customers who are located in a 6,000 square mile area of west central Ohio. During 2015, DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process, followed by 100% beginning in 2016. By PUCO order, DP&L is required to divest its generation assets by January 1, 2017. DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market. DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment
The Competitive Retail segment was comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier. On April 1, 2015, DPLER closed on the sale of MC Squared. As of June 30, 2015, the Competitive Retail segment sold electricity to approximately 133,000 customers currently located throughout Ohio. MC Squared, a Chicago-based retail electricity supplier, served more than 116,000 customers in Northern Illinois. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L. DP&L sells power to DPLER and sold power to MC Squared under wholesale agreements. Under these agreements, intercompany sales from DP&L to DPLER and MC Squared are based on fixed-price contracts for each DPLER or MC Squared customer. The price approximates market prices for wholesale power at the inception of each customer’s contract. The Competitive Retail segment has no transmission or generation assets. The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other
Included within Other are businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs, which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management primarily evaluates segment performance based on gross margin.

See Note 11 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following tables presents DPL’s gross margin by business segment:

	Three months ended
	June 30,		Increase /
	2015	2014	(Decrease)
Utility	$181.4	$170.0	$11.4
Competitive Retail	6.5	14.1	(7.6)
Other	10.8	7.3	3.5
Adjustments and eliminations	(0.8)	(0.8)	—
Total consolidated	$197.9	$190.6	$7.3

	Six months ended
	June 30,		Increase /
	2015	2014	(Decrease)
Utility	$383.7	$349.8	$33.9
Competitive Retail	17.1	22.3	(5.2)
Other	22.7	16.1	6.6
Adjustments and eliminations	(1.7)	(1.7)	—
Total consolidated	$421.8	$386.5	$35.3

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

Income Statement Highlights – Competitive Retail Segment

	Three months ended
	June 30,		Increase /
$ in millions	2015	2014	(Decrease)
Revenues:
Retail	$74.8	$125.3	$(50.5)
RTO and other	0.4	(0.1)	0.5
Total revenues	75.2	125.2	(50.0)
Cost of revenues:
Purchased power	68.7	111.1	(42.4)

Gross margin (a)	6.5	14.1	(7.6)

Operation and maintenance expense	5.6	9.4	(3.8)
Other expense / (income)	(0.3)	0.8	(1.1)
Total expenses	5.3	10.2	(4.9)

Earnings before income tax	1.2	3.9	(2.7)
Income tax expense / (benefit)	(5.5)	1.3	(6.8)
Net income	$6.7	$2.6	$4.1

Gross margin as a percentage of revenues	9%	11%

(a)
For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

	Six months ended
	June 30,		Increase /
$ in millions	2015	2014	(Decrease)
Revenues:
Retail	$196.6	$274.2	$(77.6)
RTO and other	0.9	(0.6)	1.5
Total revenues	197.5	273.6	(76.1)
Cost of revenues:
Purchased power	180.4	251.3	(70.9)

Gross margin (a)	17.1	22.3	(5.2)

Operation and maintenance expense	12.3	18.8	(6.5)
Other expenses	0.7	1.7	(1.0)
Total expenses	13.0	20.5	(7.5)

Earnings before income tax	4.1	1.8	2.3
Income tax expense / (benefit)	(4.2)	0.6	(4.8)
Net income	$8.3	$1.2	$7.1

Gross margin as a percentage of revenues	9%	8%

(a)
For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue
For the three months ended June 30, 2015, the segment’s retail revenues decreased $50.5 million, or 40%, primarily due to the sale of MC Squared on April 1, 2015, which had sales of $28.8 million in the three months ended June 30, 2014, as well as decreased customer contract renewals in Ohio markets. The Competitive Retail segment sold approximately 1,046 million kWh of power to approximately 133,000 customers for the three months ended June 30, 2015 compared to approximately 2,334 million kWh (which included 519 million kWh for MC Squared) of power to more than 310,000 customers (which included approximately 143,000 MC Squared customers) during the same period of the prior year.

For the six months ended June 30, 2015, the segment’s retail revenues decreased $77.6 million, or 28%, primarily due to decreased customer contract renewals in Ohio and the sale of MC Squared on April 1, 2015, which had sales of $28.8 million in the three months ended June 30, 2014. In addition there were weather related volume decreases. The Competitive Retail segment sold approximately 3,134 million kWh (which included 500 million kWh for MC Squared) of power to approximately 133,000 customers for the six months ended June 30, 2015 compared to approximately 5,116 million kWh (which included 1,157 million kWh for MC Squared) of power to more than 310,000 customers (which included approximately 143,000 MC Squared customers) customers during the same period of the prior year.

Competitive Retail Segment – Purchased Power
For the three months ended June 30, 2015, the segment’s purchased power decreased $42.4 million, or 38%, compared to the same period in 2014 primarily due to the sale of MC Squared. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.

For the six months ended June 30, 2015, the segment’s purchased power decreased $70.9 million, or 28%, compared to the same period in 2014 primarily due to the sale of MC Squared.

Competitive Retail Segment – Operation and Maintenance
For both the three and six months ended June 30, 2015, DPLER’s operation and maintenance expenses decreased primarily due to decreased marketing and sales expense, as well as the sale of MC Squared.

Competitive Retail Segment – Income Tax Expense
For the three months ended June 30, 2015, the segment’s income tax expense decreased $6.8 million compared to the same period in the prior year due to lower pre-tax income and a discrete adjustment for the sale of MC Squared in the amount of $5.6 million.

For the six months ended June 30, 2015, the segment’s income tax expense decreased $4.8 million compared to the same period in the prior year primarily due to the discrete adjustment for the sale of MC Squared in the amount of $5.6 million. This decrease is partially offset by an increase to expense due to higher pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended June 30,		Six months ended June 30,
$ in millions	2015	2014	2015	2014
Revenues:
Retail	$185.9	$194.9	$403.9	$420.3
Wholesale	119.8	136.1	312.5	311.8
RTO revenues	15.6	18.3	33.9	42.3
RTO capacity revenues	30.8	15.7	63.1	22.7
Other mark-to-market gains	—	0.5	—	0.5
Total revenues	352.1	365.5	813.4	797.6
Cost of revenues:
Fuel costs	50.6	58.5	120.2	142.9
Gains from the sale of coal	—	0.1	(0.2)	(0.1)
Mark-to-market losses / (gains)	—	—	(0.1)	0.1
Total fuel	50.6	58.6	119.9	142.9

Purchased power	73.2	80.7	198.4	185.2
RTO charges	21.9	36.5	51.8	84.5
RTO capacity charges	25.3	20.6	58.0	30.4
Mark-to-market losses	(0.3)	(0.9)	1.6	4.8
Total purchased power	120.1	136.9	309.8	304.9

Total cost of revenues	170.7	195.5	429.7	447.8

Gross margin (a)	$181.4	$170.0	$383.7	$349.8

Gross margin as a percentage of revenues	52%	47%	47%	44%

Operating Income	$42.1	$28.5	$102.4	$49.7

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2015 v 2014	2015 v 2014
Retail
Rate	$(5.2)	$(1.1)
Volume	(1.7)	(8.1)
Other miscellaneous	(2.1)	(7.2)
Total retail change	(9.0)	(16.4)

Wholesale
Rate	(1.9)	28.4
Volume	(14.4)	(27.7)
Total wholesale change	(16.3)	0.7

RTO capacity & other
RTO capacity and other revenues	11.9	31.5

Total revenues change	$(13.4)	$15.8

For the three months ended June 30, 2015, Revenues decreased $13.4 million to $352.1 million from $365.5 million in the same period in the prior year. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $9.0 million as a result of a price decrease due to higher recovery of transmission costs in the prior year, as well as lower retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate. Volume was also down slightly.

•
Wholesale revenues decreased $16.3 million, $14.4 million due to a decrease in volume driven by decreased intercompany sales to DPLER, as a result of the sale of MC Squared and decreased customers in 2015 compared to the same period in 2014, and a 7% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and the closing of Beckjord as well as increased outages, partially offset by increased sales resulting from 60% of SSO load being served through the competitive bid process compared to 10% during 2014 allowing excess generation to be sold in the wholesale market.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $12.4 million compared to the same period in 2014. This increase was primarily the result of a $15.1 million increase in revenues realized from the PJM capacity auction offset by a $2.7 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher. The capacity prices that became effective in June 2015 were $136/MWh, compared to $126/MWh in June 2014 and $28/MWh in June 2013.

For the six months ended June 30, 2015, Revenues increased $15.8 million to $813.4 million from $797.6 million in the same period in the prior year. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $16.4 million as a result of decreased volume due to 4% fewer heating degree days compared to the same period in 2014. Price was also down slightly due to decreased retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate, and we had higher recovery of transmission costs in the prior year.

•
Wholesale revenues remained flat due to a favorable price variance of $28.4 million offset by $27.7 million due to decreases in volume. The year over year price increase is a result of the impact of realized derivative losses in 2014 largely due to extreme weather during January of 2014. The decrease in volume is driven by decreased intercompany sales to DPLER and a 16% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and the closing of Beckjord as well as increased outages, partially offset by increased sales resulting from 60% of SSO load being served through the competitive bid process compared to 10% during 2014 allowing excess generation to be sold in the wholesale market.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $32.0 million compared to the same period in 2014. This increase was primarily the result of a $40.4 million increase in revenues realized from the PJM capacity auction offset by an $8.4 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher due to extreme weather. The prices for the PJM base residual auction for the 2015-2016 delivery year that became effective in June of 2015 were $136/MWH, compared to $126/MWH in June of 2014 and $28/MWh per day in June of 2013.

DP&L – Cost of Revenues
For the three months ended June 30, 2015:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $8.0 million, or 14%, compared to the same period in 2014, primarily due to a 7% decrease in internal generation at our plants and a 7% decrease in average fuel cost per MWh.

•
Net purchased power decreased $16.8 million, or 12%, compared to the same period in 2014 due largely to a $17.2 million volume decrease attributable to decreased power purchased to sell to DPLER, as a result of the sale of MC Squared and decreased customers in 2015 compared to the same period in 2014, partially offset by volume increases driven by increased power purchased to source our SSO load through the competitive bid process. In addition, other RTO charges decreased $14.6 million. These decreases were partially offset by a $4.7 million increase in RTO capacity charges, a $9.9 million increase due to higher average prices compared to the same period in 2014 and a $0.6 million increase in net MTM losses. RTO capacity prices are set by an annual auction. The capacity prices that became effective in June 2015 were $136/MWh compared to $126/MWh and $28/MWh in June 2014 and 2013, respectively. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

For the six months ended June 30, 2015:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $23.0 million, or 16%, compared to the same period in 2014, primarily due to a 16% decrease in internal generation at our plants.

•
Net purchased power increased $4.9 million, or 2%, compared to the same period in 2014 due largely to a $10.3 million increase in higher average prices compared to the same period in 2014, and a $3.2 million volume increase driven by increased power purchased to source our SSO load through the competitive bid process and decreased internal generation partially offset by decreased power purchased to sell to DPLER. In addition, RTO capacity charges increased $27.6 million. These increases were partially offset by a $32.7 million decrease in other RTO charges largely due to extreme weather in 2014, and a $3.2 million decrease in net MTM losses. RTO capacity prices are set by an annual auction. The capacity prices that became effective in June 2015 were $136/MWh compared to $126/MWh and $28/MWh in June 2014 and 2013, respectively. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

DP&L – Operation and Maintenance
The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2015 v 2014	2015 v 2014

Low-income payment program (a)	$(4.4)	$(10.5)
Alternative energy and energy efficiency programs (a)	(0.9)	(3.1)
Retirement benefits	(2.7)	(2.0)
Maintenance of overhead transmission and distribution lines	—	(5.5)
Health insurance and disability	(0.6)	(1.4)
Deferred storm costs (a)	4.4	8.8
Generating facilities operations and maintenance	3.5	0.7
Other, net	(0.7)	0.1
Total change in operation and maintenance expense	$(1.4)	$(12.9)

(a)	There is a corresponding offset in Revenues associated with these programs.

For the three months ended June 30, 2015, Operation and maintenance expense decreased $1.4 million, compared to the same period in the prior year. This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,

•	decreased expenses for the alternative energy and energy efficiency programs,

•	decreased costs associated with our retirement benefit plans, and

•	decreased health insurance costs.
These decreases were partially offset by:

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates and

•	increased partner billings and maintenance expenses at our generating facilities.

For the six months ended June 30, 2015, Operation and maintenance expense decreased $12.9 million, compared to the same period in the prior year. This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,

•	decreased expenses relating to alternative energy and energy efficiency programs,

•	decreased costs associated with our retirement benefit plans, and

•	decreased maintenance of overhead transmission and distribution lines primarily due to storms in the first quarter of 2014.
These decreases were partially offset by:

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates, and

•	increased partner billings and maintenance expenses at our generating facilities.

DP&L – Depreciation and Amortization
For the three months ended June 30, 2015, Depreciation and amortization expense decreased $1.1 million compared to the same period in the prior year primarily due to the sale of the East Bend Plant and the retirement of the Beckjord Plant, partially offset by net plant additions.

For the six months ended June 30, 2015, Depreciation and amortization expense decreased $2.9 million compared to the same period in the prior year primarily due to the sale of the East Bend Plant and the retirement of the Beckjord Plant, partially offset by an increased liability for the closure of the Hutchings Plant ash pond and net plant additions.

DP&L – General Taxes
For the three months ended June 30, 2015, General taxes increased $1.4 million compared to the same period in the prior year. The increase was primarily due to higher property tax accruals for 2015 compared to the prior year.

For the six months ended June 30, 2015, General taxes decreased $2.0 million compared to the same period in the prior year. The decrease was primarily due to a 2014 adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 partially offset by higher property tax accruals for 2015 compared to the prior year.

DP&L – Interest Expense
Interest expense during the three months ended June 30, 2015 increased $0.7 million compared to the same period in the prior year due to the timing of deferrals and recoveries of carrying charges on DP&L’s regulatory riders. Deferrals of carrying charges are recorded as a decrease to interest expense, while recoveries are recorded as an increase to interest expense.

Interest expense during the six months ended June 30, 2015 increased $1.6 million compared to the same period in the prior year due to the timing of deferrals and recoveries of carrying charges on DP&L’s regulatory riders.

DP&L – Income Tax Expense
For the three and six months ended June 30, 2015, Income tax expense increased $3.4 million and $14.2 million, respectively, compared to the same periods in the prior year primarily due to higher pre-tax income in 2015.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash from operating activities
The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes. For the six months ended June 30, 2015, there was net cash from operating activities of $171.5 million. This was a $118.8 million increase compared to the net cash from operating activities for the six months ended June 30, 2014 and was primarily driven by higher net income adjusted for depreciation and amortization, the impact of deferred income taxes and timing of collections year over year.

Net cash from investing activities
During the six months ended June 30, 2015 and 2014, Net cash used for investing activities was primarily for capital expenditures related to transmission and distribution.

Net cash from financing activities
During the six months ended June 30, 2015, DP&L borrowed and repaid $15.0 million from its revolving credit facilities. In addition, DP&L paid dividends on its preferred stock and on its common stock to its parent, DPL.

During the six months ended June 30, 2014, DPL borrowed and subsequently repaid $115.0 million to revolving credit facilities. In addition, DP&L borrowed and subsequently repaid $15.0 million from DPL and paid dividends and preferred stock.

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

During the second quarter of 2015, both the PUCO and the OAQDA approved plans for DP&L to refinance up to $210.0 million of tax-exempt debt. On August 3, 2015, DP&L refinanced $200.0 million of its tax-exempt debt.

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of filing date
DP&L	Revolving	July 2020	$175.0	$138.6
DPL	Revolving	July 2020	205.0	182.7
			$380.0	$321.3

DP&L has an unsecured revolving credit agreement with a syndicated bank group. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility had a $300.0 million borrowing limit, a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. At June 30, 2015, there were two letters of credit in the amount of $1.4 million outstanding, with the remaining $298.6 million available to DP&L. As discussed below, this agreement was refinanced in July 2015.

On July 31, 2015, DP&L refinanced its revolving credit facility, reducing the total size from $300.0 million to $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million, and extending the life of the facility from May 2018 to July 2020.

DPL has a revolving credit facility. This facility has a letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility was unsecured and had a borrowing limit of $100.0 million with a $100.0 million letter of credit sublimit, was able to be increased in size by DPL by an additional $50.0 million and had a five year term expiring on May 10, 2018; with a springing maturity, meaning that if DPL had not refinanced its senior unsecured bonds due October 2016 before July 15, 2016, then the maturity of this facility would have been July 15, 2016. At June 30, 2015, there was one letter of credit in the amount of $2.3 million outstanding, with the remaining $97.7 million available to DPL. As discussed below, this facility was refinanced in July 2015.

On July 31, 2015, DPL refinanced its revolving credit facility, increasing the total size from $100.0 million to $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by DPLE secured by assets of DPLE. This refinancing extended the life of the facility from May 2018 to July 2020. DPL's new credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019.

Cash and cash equivalents for DPL and DP&L amounted to $116.6 million and $85.1 million, respectively, at June 30, 2015. At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

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

Debt Covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA ratio that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 8.50 to 1.00 for any fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps down to not exceed 8.00 to 1.00 for any fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps down not to exceed 7.50 to 1.00 for any fiscal quarter ending March 31, 2017 through March 31, 2018. As of June 30, 2015, the financial covenant was met with a ratio of 5.03 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense ratio that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.00 to 1.00 for any fiscal quarter ending June 30, 2013 through December 31, 2014; it then steps up to be not less than 2.10 to 1.00 for any fiscal quarter ending March 31, 2015 through December 31, 2016; and it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2017 through March 31, 2018. As of June 30, 2015, this financial covenant was met with a ratio of 3.62 to 1.00. The Total Debt to EBITDA and EBITDA to Interest

Expense ratios were retained in DPL's revolving credit facility refinanced on July 31, 2015 however the maximum and minimum allowed levels have changed.

The Total Debt to EBITDA ratio is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down to not exceed 6.25 to 1.00 for any fiscal quarter ending January 1, 2019 through December 31, 2019; and then steps down to not exceed 5.75 to 1.00 for any fiscal quarter ending January 1, 2020 through July31, 2020. The EBITDA to Interest Expense ratio is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; and then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending January 1, 2019 through July 31, 2020.

DP&L’s revolving credit facility has two financial covenants. Prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total debt to Total Capitalization may not be greater than 0.75 to 1.00 at any time, except that required compliance with this financial covenant shall be suspended if DP&L maintains a rating of BBB- (or in the case of Moody’s Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility. As of June 30, 2015, DP&L met this financial covenant with a ratio of 0.44 to 1.00. This covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s shareholder’s equity and total debt. The above covenant was retained in DP&L’s revolving credit facility refinanced on July 31, 2015, and was modified only such that this covenant shall also be suspended between January 1, 2017 and December 31, 2017, if during this same time  DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million.

The DP&L revolving credit facility also has an EBITDA to Interest Expense financial covenant that will be calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00.  DP&L had a similar financial covenant under its previous revolving credit facility that, as of June 30, 2015, this covenant was met with a ratio of 11.65 to 1.00. The above covenants were retained in DP&L's revolving credit facility refinanced on July 31, 2015.

Debt and Credit Ratings
The following table presents the debt ratings and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BB(a) / BB-(b)	BBB (c)	Stable	August 2015 / September 2014 (d)
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Stable	August 2015
Standard & Poor's Financial Services LLC	BB (b)	BBB- (c)	Stable	May 2014

The following table presents the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	B+	BB+	Stable	August 2015 / September 2014 (d)
Moody's Investors Service, Inc.	Ba3	Baa3	Stable	August 2015
Standard & Poor's Financial Services LLC	BB	BB	Stable	May 2014

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

(d)	DPL ratings were updated in August 2015; DP&L ratings have not been updated since September 2014.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 of Notes to DP&L’s Condensed Financial Statements.

Market Risk

We are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emissions and gas, changes in capacity prices and fluctuations in interest rates. We use various market risk sensitive instruments, including derivative contracts, primarily to limit our exposure to fluctuations in commodity pricing. Our Commodity Risk Management Committee (CRMC), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures relating to our generation units. The CRMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2015 under contract; sales requirements may change. The majority of the contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustments. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix. To the extent we are not able to hedge against price volatility or recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our heating oil forwards and FTRs at June 30, 2015 would not have a significant effect on Net income.

At June 30, 2015, a 10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $8.6 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of $9.1 million.

Wholesale Revenues
Energy in excess of the needs of existing retail customers and contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales:

DPL	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Percent of electric revenues from wholesale market	25%	13%	26%	13%

DP&L	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Percent of electric revenues from wholesale market	43%	42%	46%	42%

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of June 30, 2015, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note that the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$13.6	$11.2

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

Future RPM auction results are dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion and PJM’s RPM business rules. The volatility in the RPM capacity auction pricing has had and will continue to have a significant impact on DPL’s capacity revenues and costs. RPM costs and revenues associated with the DP&L portion of the SSO supply are included in the RPM rider. However, customer switching reduces the amount of sales supplied by our SSO, causing more of the RPM capacity costs and revenues to be excluded from the RPM rider calculation. As discussed above, the FERC approved a proposal made by PJM to implement a new CP program. The FERC’s conditions on approval include requiring PJM to make additional filings to change certain energy market rules to coordinate better with the new CP program and to make annual filings on the CP performance hours used in its calculations.

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of June 30, 2015 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes, using the percent of SSO customers as of the balance sheet date and the percentage of our supply we are required to source through auction. We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.

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

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the six months ended June 30, 2015 were 43% and 39%, respectively. We have a significant portion of projected 2015 fuel needs under contract. The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2015, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2015 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

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

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) using the estimated SSO share of costs as of June 30, 2015 and the current 60% of SSO load sourced through the competitive bid auction, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$35.7	$36.0

Interest Rate Risk
As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $125.0 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of publicly held pollution control bonds. The variable-rate bonds bear interest based on a prevailing rate that is reset weekly based on a comparable market index. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 5 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 5 of Notes to DP&L’s Condensed Financial Statements.

In the past, DPL partially hedged against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing activities. As of June 30, 2015, DPL has settled all outstanding interest rate swaps and has no interest rate swaps outstanding. Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The carrying value of DPL’s debt was $2,159.8 million at June 30, 2015, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. All of DPL’s debt was adjusted to fair value at the date of the Merger. The fair value of this debt at June 30, 2015 was $2,235.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations, subsequent to the refinancing discussed above, that are sensitive to interest rate changes:

DPL
	Principal payments due
	during the twelve months ending						At June 30, 2015
	June 30,						Principal	Fair
$ in millions	2016	2017	2018	2019	2020	Thereafter	Amount	Value
Variable-rate debt	$35.0	$12.5	$25.0	$25.0	$25.0	$137.5	$260.0	$260.0
Average interest rate (a)	2.4%	2.4%	2.4%	2.4%	2.4%	0.1%
Fixed-rate debt	$114.5	$575.1	$0.1	$0.2	$200.2	$1,013.0	1,903.1	1,975.3
Average interest rate	4.8%	2.9%	4.2%	4.2%	6.0%	6.9%
Total							$2,163.1	$2,235.3

(a)	Based on rates in effect at June 30, 2015

The carrying value of DP&L’s debt was $877.2 million at June 30, 2015, consisting of its first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. The fair value of this debt was $883.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations, subsequent to the refinancing discussed above, that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due
	during the twelve months ending						At June 30, 2015
	June 30,						Principal	Fair
$ in millions	2016	2017	2018	2019	2020	Thereafter	Amount	Value
Variable-rate debt	$—	$—	$—	$—	$—	$100.0	$100.0	$100.0
Average interest rate (a)	—%	—%	—%	—%	—%	0.1%
Fixed-rate debt	$114.5	$445.1	$0.1	$0.2	$0.2	$217.4	777.5	783.1
Average interest rate	4.8%	1.9%	4.2%	4.2%	4.2%	4.8%
Total							$877.5	$883.1

(a)	Based on rates in effect at June 30, 2015

Debt maturities and repayments occurring in 2015 are discussed under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS.

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at June 30, 2015 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of June 30, 2015, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At June 30, 2015		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt
Variable-rate debt	$260.0	$260.0	$2.6

Fixed-rate debt	1,899.8	1,975.3	19.8

Total	$2,159.8	$2,235.3	$22.4

DP&L	At June 30, 2015		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt
Variable-rate debt	$100.0	$100.0	$1.0

Fixed-rate debt	777.2	783.1	7.8

Total	$877.2	$883.1	$8.8

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,975.3 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $260.0 million variable-rate long-term debt outstanding as of June 30, 2015.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $783.1 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $100.0 million variable-rate long-term debt outstanding as of June 30, 2015.

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

	ELECTRIC SALES AND CUSTOMERS
	DPL		DP&L (a)		DPLER (b)
	Three months ended		Three months ended		Three months ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Electric Sales (millions of kWh)	3,549	3,843	3,467	3,794	1,323	2,334

Billed electric customers (end of period)	532,377	683,702	515,562	514,566	132,662	309,956

(a)
This table contains electric sales from DP&L’s generation and purchased power. DP&L sold 954 million kWh and 1,395 million kWh of power to DPLER during the three months ended June 30, 2015 and 2014, respectively, not included above to avoid duplication.

(b)	This chart includes all sales of DPLER, both within and outside of the DP&L service territory.

	ELECTRIC SALES AND CUSTOMERS
	DPL		DP&L (a)		DPLER (b)
	Six months ended		Six months ended		Six months ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Electric Sales (millions of kWh)	8,631	9,218	8,438	9,108	3,371	5,116

Billed electric customers (end of period)	532,377	683,702	515,562	514,566	132,662	309,956

(a)
This table contains electric sales from DP&L’s generation and purchased power. DP&L sold 2,103 million kWh and 2,999 million kWh of power to DPLER during the six months ended June 30, 2015 and 2014, respectively, not included above to avoid duplication.

(b)	This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, as evidenced by the previously reported material weakness described below.

As a result of the material weakness described below, DPL performed additional analysis and other procedures in order to ensure the proper preparation of the financial statements in accordance with generally accepted accounting principles in the United States of America. This material weakness did not result in any misstatements in DPL's audited financial statements. Accordingly, management believes that the financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. As disclosed in our Form 10-K for the fiscal year ended December 31, 2014, management determined that a material weakness in internal control over financial reporting existed as of December 31, 2014 as a result of an incorrect formula within the spreadsheet used to support an account balance, creating an understatement of earnings. DPL determined that sufficient controls did not exist to identify this error in a timely manner; therefore this deficiency could have led to a material error in the financial statements. As evidenced by this material weakness, management concluded that, as of December 31, 2014, DPL did not maintain effective internal control over financial reporting. We believe we have remediated this material weakness; however the implemented controls are subject to testing to be performed during the third quarter of 2015. There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management and our Board of Directors are committed to the remediation of this material weakness as well as the continued improvement of DPL's overall system of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2014, and Form 10-Q for the three months ended March 31, 2015, and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K and Form 10-Q, and should be read in conjunction with such Form 10-K and Form 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 1 — Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 of Notes to DP&L’s Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2014. As of June 30, 2015, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X	X	4(a)	Loan Agreement, dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series A pollution control bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(b)	Loan Agreement, dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B pollution control bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(c)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(d)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(e)
Bond Purchase and Covenants Agreement, dated as of August 3, 2015, among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent, and the several lenders from time to time party thereto

Exhibit 4.5 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X		10(a)
Credit Agreement, dated as of July 31, 2015, among DPL Inc., U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement
Exhibit 10.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X		10(b)	Guaranty Agreement, dated as of July 31, 2015, between DPL Energy, LLC and U.S. Bank National Association, as Administrative Agent	Exhibit 10.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X		10(c)	Pledge Agreement, dated as of July 31, 2015, between DPL Inc. and U.S. Bank National Association, as Collateral Agent	Exhibit 10.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X		10(d)
Open-end Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of July 31, 2015, made by DPL Energy LLC to U.S. Bank National Association, as Collateral Agent and Mortgagee

Exhibit 10.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	10(e)
Credit Agreement, dated as of July 31, 2015, among The Dayton Power and Light Company, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, Fifth Third Bank, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement

Exhibit 10.5 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)

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

DPL Inc.
(Registrant)

Date:	August 7, 2015	/s/ Kenneth J. Zagzebski
(Kenneth J. Zagzebski)
President and Chief Executive Officer
(principal executive officer)

	August 7, 2015	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	August 7, 2015	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 7, 2015	/s/ Thomas A. Raga
(Thomas A. Raga)
President and Chief Executive Officer
(principal executive officer)

	August 7, 2015	/s/ Craig L. Jackson
(Craig L. Jackson)
Chief Financial Officer
(principal financial officer)

	August 7, 2015	/s/ Kurt A. Tornquist
(Kurt A. Tornquist)
Controller
(principal accounting officer)