Form 10-Q
period 2015-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2015-11-05
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The Dayton Power and Light Company is a voluntary filer that has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months. During the relevant period in 2015, DPL Inc. was a voluntary filer until its May 29, 2015 Registration Statement on Form S-4 filed with the Securities and Exchange Commission was declared effective on June 12, 2015. DPL Inc. has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of November 4, 2015, each registrant had the following shares of common stock outstanding:

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
Quarter Ended September 30, 2015

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2015

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
CO2	Carbon Dioxide
CRES	Competitive Retail Electric Service
DPL	DPL Inc.
DPLE	DPL Energy, LLC, a wholly owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
DPLER	DPL Energy Resources, Inc., a wholly owned subsidiary of DPL that sells competitive electric energy and other energy services
DP&L
The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ERISA	The Employee Retirement Income Security Act of 1974
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed on February 25, 2015
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standard
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier previously wholly owned by DPLER. This subsidiary was sold effective April 1, 2015.
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly owned subsidiary of AES. On November 28, 2011, DPL became a wholly owned subsidiary of AES.
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards

GLOSSARY OF TERMS (cont.)

Term	Definition
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
OCC	Ohio Consumers’ Counsel
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
RCRA	U.S. Resource Conservation and Recovery Act
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

RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014

Revenues	$414.1	$479.2	$1,281.5	$1,329.6

Cost of revenues:
Fuel	71.4	85.1	202.2	235.9
Purchased power	145.4	153.7	460.2	466.2
Amortization of intangibles	—	0.3	—	0.9
Total cost of revenues	216.8	239.1	662.4	703.0

Gross margin	197.3	240.1	619.1	626.6

Operating expenses:
Operation and maintenance	101.4	94.0	281.5	294.7
Depreciation and amortization	34.8	34.5	104.1	103.7
General taxes	20.8	21.2	67.8	70.3
Goodwill impairment	—	—	—	135.8
Fixed-asset impairment	—	—	—	11.5
Other	—	(0.1)	(0.3)	1.3
Total operating expenses	157.0	149.6	453.1	617.3

Operating income	40.3	90.5	166.0	9.3

Other income / (expense), net
Investment income / (loss)	0.1	0.2	0.1	0.6
Interest expense	(28.9)	(33.1)	(90.3)	(95.8)
Charge for early retirement of debt	(2.1)	(0.1)	(2.1)	—
Other expense	(0.5)	(0.1)	(1.2)	(1.2)
Total other expense, net	(31.4)	(33.1)	(93.5)	(96.4)

Earnings / (loss) before income taxes	8.9	57.4	72.5	(87.1)

Income tax expense / (benefit)	0.3	(41.0)	13.5	29.7

Net income / (loss)	$8.6	$98.4	$59.0	$(116.8)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014
Net income / (loss)	$8.6	$98.4	$59.0	$(116.8)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit of $0.1, $0.2, $0.1 and $0.2 for each respective period	(0.3)	(0.4)	(0.2)	(0.6)
Reclassification to earnings, net of income tax expense of $0.0, $(0.1), $0.0 and $(0.2) for each respective period	—	0.2	—	0.4
Total change in fair value of available-for-sale securities	(0.3)	(0.2)	(0.2)	(0.2)
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(4.4), $(1.0), $(5.4) and $12.4 for each respective period	7.8	1.2	9.6	(23.8)
Reclassification to earnings, net of income tax (expense) / benefit of $1.1, $(1.5), $1.6 and $(7.4) for each respective period	(2.0)	3.4	(3.4)	14.2
Total change in fair value of derivatives	5.8	4.6	6.2	(9.6)
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $(0.4) and $0.0 for each respective period	0.1	—	(0.1)	—
Total change in unfunded pension obligation	0.1	—	(0.1)	—
Other comprehensive income / (loss)	5.6	4.4	5.9	(9.8)

Net comprehensive income / (loss)	$14.2	$102.8	$64.9	$(126.6)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
$ in millions	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$43.0	$17.0
Restricted cash	13.6	16.8
Accounts receivable, net (Note 2)	152.7	200.9
Inventories (Note 2)	97.0	100.2
Taxes applicable to subsequent years	19.6	77.8
Regulatory assets, current	29.4	44.2
Other prepayments and current assets	44.6	41.8
Total current assets	399.9	498.7
Property, plant & equipment:
Property, plant & equipment	2,879.7	2,759.3
Less: Accumulated depreciation and amortization	(404.3)	(318.4)
	2,475.4	2,440.9
Construction work in process	71.4	76.7
Total net property, plant & equipment	2,546.8	2,517.6
Other non-current assets:
Regulatory assets, non-current	152.4	167.5
Goodwill	317.0	317.0
Intangible assets, net of amortization	30.4	37.4
Other deferred assets	42.9	39.6
Total other non-current assets	542.7	561.5

Total assets	$3,489.4	$3,577.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
$ in millions	2015	2014
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$444.9	$20.1
Short-term debt	10.0	—
Accounts payable	85.7	109.2
Accrued taxes	140.8	102.6
Accrued interest	31.1	27.2
Security deposits	33.8	14.4
Regulatory liabilities, current	20.5	4.4
Insurance and claims costs	5.6	6.4
Other current liabilities	48.4	48.7
Total current liabilities	820.8	333.0
Non-current liabilities:
Long-term debt (Note 5)	1,564.5	2,139.6
Deferred taxes	556.0	587.3
Taxes payable	3.4	80.9
Regulatory liabilities, non-current	125.6	124.1
Pension, retiree and other benefits	91.2	95.9
Unamortized investment tax credit	1.9	2.2
Other deferred credits	94.2	48.2
Total non-current liabilities	2,436.8	3,078.2

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Other paid-in capital	2,237.7	2,237.4
Accumulated other comprehensive income	13.4	7.5
Accumulated deficit	(2,037.7)	(2,096.7)
Total common shareholder's equity	213.4	148.2

Total liabilities and shareholder's equity	$3,489.4	$3,577.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
$ in millions	2015	2014
Cash flows from operating activities:
Net income / (loss)	$59.0	$(116.8)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	104.1	103.7
Amortization of intangibles	—	0.9
Amortization of debt market value adjustments	(1.1)	0.1
Deferred income taxes	(20.5)	(2.5)
Goodwill Impairment	—	135.8
Fixed-asset impairment	—	11.5
Changes in certain assets and liabilities:
Accounts receivable	48.8	12.7
Inventories	3.1	(3.6)
Prepaid taxes	(0.6)	0.5
Taxes applicable to subsequent years	58.2	52.1
Deferred regulatory costs, net	27.6	4.8
Accounts payable	(15.9)	7.2
Accrued taxes payable	(39.2)	(27.5)
Accrued interest payable	3.7	14.5
Security deposits	19.4	0.5
Pension, retiree and other benefits	1.0	(5.2)
Other	12.8	(14.3)
Net cash provided by operating activities	260.4	174.4
Cash flows from investing activities:
Capital expenditures	(93.5)	(81.6)
Proceeds from sale of business	1.3	—
Purchase of emission allowances	—	(0.2)
Purchase of renewable energy credits	(0.6)	(3.4)
Increase / (decrease) in restricted cash	3.2	(9.0)
Other investing activities, net	0.4	1.1
Net cash used by investing activities	(89.2)	(93.1)
Net cash from financing activities:
Payments of deferred financing costs	(5.6)	(0.3)
Issuance of long-term debt	325.0	—
Borrowings from revolving credit facilities	70.0	115.0
Repayment of borrowings from revolving credit facilities	(60.0)	(115.0)
Retirement of long-term debt	(474.5)	(30.1)
Other financing activities, net	(0.1)	—
Net cash used by financing activities	(145.2)	(30.4)
Cash and cash equivalents:
Net change	26.0	50.9
Balance at beginning of period	17.0	53.2
Cash and cash equivalents at end of period	$43.0	$104.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$77.3	$73.8
Income taxes paid / (refunded), net	$0.8	$0.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$12.6	$6.7
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

DPLER sells competitive retail electric service, under contract, to residential, commercial, industrial and governmental customers in Ohio. As of September 30, 2015, DPLER has approximately 128,000 customers currently located throughout Ohio. On April 1, 2015, DPLER closed on the sale of its former subsidiary, MC Squared. DPLER does not own any transmission or generation assets, and all of DPLER’s electric energy was purchased from DP&L to meet its sales obligations. DPLER’s sales reflect the general economic conditions and seasonal weather patterns of the areas it serves.

DPL’s other significant subsidiaries include DPLE, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity, and MVIC, our captive insurance company that provides insurance services to us. DPL owns all of the common stock of its subsidiaries.

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

DPL and its subsidiaries employed 1,234 people as of September 30, 2015, of which 1,194 were employed by DP&L. Approximately 59% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

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

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2015; our results of operations for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and nine months ended September 30, 2015 may not be indicative of our results that will be realized for the full year ending December 31, 2015.

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

Sale of Receivables
DPLER sells its customer receivables. These sales are at a small discount for cash at the billed amounts for their customers’ use of energy. Total receivables sold by DPLER and by MC Squared prior to its sale during the three months ended September 30, 2015 and 2014 were $9.4 million and $37.7 million, respectively. Total receivables sold by DPLER and by MC Squared prior to its sale during the nine months ended September 30, 2015 and 2014 were $49.1 million and $98.7 million, respectively.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DPL collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2015 and 2014 were $13.0 million and $12.5 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2015 and 2014 were $38.5 million and $38.5 million, respectively.

Related Party Transactions
In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses. DPL charges the Service Company for employee payroll and benefit costs that are incurred on behalf of the Service Company.

In the normal course of business, DPL enters into transactions with subsidiaries of AES. The following table provides a summary of these transactions:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2015	2014	2015	2014
Transactions with the Service Company
Charges from the Service Company	$8.9	$11.7	$28.5	$28.4
Charges to the Service Company	$1.1	$0.6	$5.1	$1.8

			at September 30, 2015	at December 31, 2014
Net prepaid / (payable) to the service company			$0.1	$(4.7)

DPL has issued debt to a wholly owned business trust, DPL Capital Trust II. See Note 5 for further information.

Recently Issued Accounting Standards

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, DPL had approximately $17.6 million in deferred financing costs classified in other non-current assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09, which clarifies principles for recognizing revenue and will result in a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contract with Customer (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year, resulting in the new revenue standard being effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is now permitted only as of the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities). The standard permits the use of either a full retrospective or modified retrospective approach. We have not yet selected a transition method and we are currently evaluating the impact of adopting the standard on our financial statements.

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

ASU No. 2015-02, Consolidation — Amendments to the Consolidation Analysis (Topic 810)
In February 2015, the FASB issued ASU 2015-02, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the standard on our financial statements.

ASU No. 2015-13, Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Market
In August 2015, the FASB issued ASU No. 2015-13, which resolves the diversity in practice resulting from determining whether certain contracts qualify for the normal purchases and normal sales scope exception under ASC Topic 815, Derivatives and Hedging. This standard clarifies that entities would not be precluded from applying the normal purchases and normal sales exception to certain forward contracts that necessitate the transmission of electricity through, or delivery to a location within, a nodal energy market. The standard is effective upon issuance and should be applied prospectively. As we had designated qualifying contracts as normal purchase or normal sales, there was no impact on our financial statements upon adoption of this standard.

ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, which clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license and eliminates the existing requirement for customers to account for software licenses they acquired by analogizing to the accounting guidance on leases. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The standard permits the use of a prospective or retrospective approach. We have not yet selected a transition method and we are currently evaluating the impact of adopting the standard on our financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
$ in millions	2015	2014
Accounts receivable, net:
Unbilled revenue	$49.3	$79.2
Customer receivables	86.8	104.8
Amounts due from partners in jointly owned plants	12.0	14.2
Other	5.6	4.0
Provision for uncollectible accounts	(1.0)	(1.3)
Total accounts receivable, net	$152.7	$200.9
Inventories, at average cost:
Fuel and limestone	$60.3	$65.3
Plant materials and supplies	34.7	33.5
Other	2.0	1.4
Total inventories, at average cost	$97.0	$100.2

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2015	2014	2015	2014
Gains and losses on Available-for-sale securities activity (Note 8):
	Other income	$—	$0.3	$—	$0.6
	Tax expense	—	(0.1)	—	(0.2)
	Net of income taxes	—	0.2	—	0.4
Gains and losses on cash flow hedges (Note 9):
	Interest expense	(0.2)	(0.3)	(0.7)	(1.0)
	Revenue	(3.8)	4.9	(7.0)	23.4
	Purchased power	0.9	0.3	2.7	(0.8)
	Total before income taxes	(3.1)	4.9	(5.0)	21.6
	Tax expense	1.1	(1.5)	1.6	(7.4)
	Net of income taxes	(2.0)	3.4	(3.4)	14.2
Amortization of defined benefit pension items (Note 7):
	Other income	0.1	—	0.3	—
	Tax expense	—	—	(0.4)	—
	Net of income taxes	0.1	—	(0.1)	—

Total reclassifications for the period, net of income taxes		$(1.9)	$3.6	$(3.5)	$14.6

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2015 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2015	$0.5	$18.5	$(11.5)	$7.5

Other comprehensive income before reclassifications	(0.2)	9.6	—	9.4
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(3.4)	(0.1)	(3.5)
Net current period other comprehensive income / (loss)	(0.2)	6.2	(0.1)	5.9

Balance September 30, 2015	$0.3	$24.7	$(11.6)	$13.4

Note 3 – Regulatory assets and liabilities

DP&L has certain rate riders that provide for recovering, on a timely basis, costs incurred for specific programs for which costs may fluctuate. These riders generally allow DP&L to estimate future costs and customer kWh consumption and set rider rates designed to recover those estimated costs as they are incurred. Differences between revenues collected and the actual program costs are tracked and reconciled by increasing or reducing future rates accordingly. DP&L’s current regulatory assets and current regulatory liabilities reflect the reconciliation of such differences, with the exception of deferred storm costs. The deferred storm regulatory asset reflects costs incurred to repair major storm damage in previous years, for which DP&L was granted cost recovery during 2015. The changes in DP&L’s current regulatory asset and liability balances from December 31, 2014 to September 30, 2015 primarily represent the recovery of $16.7 million of deferred storm costs, and the reconciliation of other rider costs.

Note 4 – Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in five coal-fired electric generating facilities, various peaking facilities and numerous transmission facilities with certain other Ohio utilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. At September 30, 2015, DP&L had $25.0 million of construction work in process at such jointly owned facilities. DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities at September 30, 2015 is as follows:

	DP&L Share		DPL Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)
Conesville Unit 4	16.5	129	$25	$4	$1	Yes
Killen Station	67.0	402	340	30	1	Yes
Miami Fort Units 7 and 8	36.0	368	218	31	4	Yes
Stuart Station	35.0	808	234	21	14	Yes
Zimmer Station	28.1	371	186	44	5	Yes
Transmission (at varying percentages)		n/a	42	7	—
Total		2,078	$1,045	$137	$25

DPL revalued DP&L’s investment in the above plants at the estimated fair value for each plant at the date of the Merger.

Note 5 – Debt

Long-term debt

	September 30,	December 31,
$ in millions	2015	2014
First mortgage bonds due in September 2016 - 1.875%	$—	$445.0
Pollution control series due in January 2028 - 4.7%	—	35.3
Pollution control series due in January 2034 - 4.8%	—	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in November 2040 - rates from: 0.02% - 0.12% and 0.04% - 0.15% (a)	—	100.0
Pollution control series due in August 2020 - 1.13% - 1.14%	200.0	—
U.S. Government note due in February 2061 - 4.2%	18.0	18.1
Unamortized debt discount / premiums, net	(3.5)	(2.8)
Total long-term debt at subsidiary	314.5	874.7

Bank term loan due in July 2020 - rates from: 2.44% - 2.45%	125.0	—
Bank term loan due in May 2018 - rates from: 2.41% - 2.44% and 2.42% - 2.45% (a)	—	140.0
Senior unsecured bonds due in October 2016 - 6.5%	130.0	130.0
Senior unsecured bonds due in October 2019 - 6.75%	200.0	200.0
Senior unsecured bonds due in October 2021 - 7.25%	780.0	780.0
Note to DPL Capital Trust II due in September 2031 - 8.125% (b)	15.6	15.6
Unamortized debt discount / premiums, net	(0.6)	(0.7)
Total non-current portion of long-term debt	$1,564.5	$2,139.6

Current portion of long-term debt

	September 30,	December 31,
$ in millions	2015	2014
Bank term loan due in May 2018 - rates from: 2.41% - 2.44% and 2.42% - 2.45% (a)	$—	$20.0
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
First mortgage bonds due in September 2016 - 1.875%	445.0	—
Unamortized debt discount	(0.2)	—
Total current portion of long-term debt	$444.9	$20.1

(a)	Range of interest rates for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively.

(b)	Note payable to related party. See Note 1: Related Party Transactions for additional information.

Premiums or discounts recognized at the date of the Merger are amortized over the remaining life of the debt using the effective interest method.

DP&L has an unsecured revolving credit agreement with a syndicated bank group. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility had a $300.0 million borrowing limit, a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provided DP&L the ability to increase the size of the facility by an additional $100.0 million.

On July 31, 2015, DP&L refinanced its revolving credit facility, reducing the total size from $300.0 million to $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This refinancing extended the life of the facility from May 2018 to July 2020. At September 30, 2015, DP&L had drawn $10.0 million under this facility and had two letters of credit in the amount of $1.4 million outstanding under this facility, with the remaining $163.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2015 or 2014.

DP&L’s unsecured revolving credit agreement has two financial covenants. The first financial covenant measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant ratio compares EBITDA to Interest Expense ratio. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

On July 1, 2015, the $35.3 million of DP&L's 4.7% pollution control bonds due January 2028 and $41.3 million of DP&L's 4.8% pollution control bonds due January of 2034 were called at par and were redeemed with cash.

On August 3, 2015, DP&L called $100.0 million of variable rate pollution control bonds due November 2040 and terminated the amended standby letter of credit facilities. DP&L also called the $137.8 million of 4.8% pollution control bonds due January of 2034. These bonds were refinanced with $200.0 million of new pollution control bonds at variable rates of interest secured by first mortgage bonds in an equivalent amount, and the remaining $37.8 million was redeemed.

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

On July 31, 2015, DPL refinanced its revolving credit facility, increasing the total size from $100.0 million to $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability, under certain circumstances, to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by DPLE secured by assets of DPLE. On October 29, 2015, DPL further secured the credit facility through a leasehold mortgage on additional assets of DPLE.  This refinancing extended the life of the facility from May 2018 to July 2020. DPL's new credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At September 30, 2015, there was one letter of credit in the amount of $2.3 million outstanding under this facility, with the remaining $202.7 million available to DPL. Fees associated with this facility were not material during the nine months ended September 30, 2015 or 2014.

Also on July 31, 2015, DPL refinanced its term loan, paying down the outstanding amount of $160.0 million using proceeds from the new term loan of $125.0 million and a combination of cash on hand and draws on short term credit facilities. The new term loan extends the term to July of 2020, pushing back required principal payments to 2017, and providing a mechanism for DPL to request additional term loans to refinance existing indebtedness. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by DPLE secured by assets of DPLE. On October 29, 2015, DPL further secured the credit facility through a leasehold mortgage on additional assets of DPLE. The new term loan has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019.

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

DPL’s revolving credit agreement and term loan restrict dividend payments from DPL to AES and the cost of borrowing under the facilities adjust under certain credit rating scenarios.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 6 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2015 and 2014.

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
DPL	3.4%	(71.5)%	18.6%	(34.2)%

Income tax expense for the nine months ended September 30, 2015 and 2014 was calculated using the estimated annual effective income tax rates for 2015 and 2014 of 30.8% and (42.3)%, respectively. For the nine months ended September 30, 2015 and 2014, management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three and nine months ended September 30, 2015, DPL’s current period effective rate was less than the estimated annual effective rate primarily due to the sale of MC Squared and an anticipated refund from the IRS for the filing of an amended 2011 predecessor tax return to include the domestic manufacturing deduction. The increase in the effective rate compared to the same period in 2014 is primarily due to the non-deductible goodwill impairment in 2014 which did not occur in 2015.

Note 7 – Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There was $5.0 million and $0.0 million in employer contributions made during the nine months ended September 30, 2015 and 2014, respectively.

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three and nine months ended September 30, 2015 and 2014 was:

Net Periodic Benefit Cost	Pension		Postretirement
	Three months ended		Three months ended
	September 30,		September 30,
$ in millions	2015	2014	2015	2014
Service cost	$1.7	$1.5	$0.1	$—
Interest cost	4.4	4.3	0.2	0.2
Expected return on plan assets	(5.7)	(5.8)	(0.1)	—
Amortization of unrecognized:
Prior service cost	0.5	0.4	—	—
Actuarial loss / (gain)	1.5	0.9	(0.1)	(0.1)
Net periodic benefit cost	$2.4	$1.3	$0.1	$0.1

Net Periodic Benefit Cost	Pension		Postretirement
	Nine months ended		Nine months ended
	September 30,		September 30,
$ in millions	2015	2014	2015	2014
Service cost	$5.3	$4.5	$0.1	$0.1
Interest cost	13.0	13.1	0.5	0.6
Expected return on plan assets	(17.0)	(17.2)	(0.1)	(0.1)
Amortization of unrecognized:
Prior service cost	1.5	1.1	—	—
Actuarial loss / (gain)	4.4	2.6	(0.3)	(0.4)
Net periodic benefit cost	$7.2	$4.1	$0.2	$0.2

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2015	$6.2	$0.5
2016	25.2	1.8
2017	25.7	1.7
2018	26.3	1.6
2019	26.7	1.5
2020 - 2024	137.0	6.1

Note 8 – Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at September 30, 2015 and December 31, 2014. Information about the fair value of our derivative instruments can be found in Note 9.

	September 30, 2015		December 31, 2014
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.1	$0.1
Equity securities	2.7	3.4	2.7	3.7
Debt securities	4.5	4.4	4.7	4.7
Hedge funds	0.7	0.7	0.8	0.8
Real estate	0.3	0.3	0.4	0.4
Total Assets	$8.4	$9.0	$8.7	$9.7
Liabilities
Debt	$2,009.4	$2,033.7	$2,159.7	$2,204.8

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt, which is presented at amortized carrying value.

Debt
Unrealized gains or losses are not recognized in the financial statements as debt is presented at cost, net of unamortized premium or discount in the financial statements. The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2016 to 2061.

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

DPL had $0.5 million ($0.4 million after tax) of unrealized gains and $0.1 million ($0.1 million after tax) of unrealized losses on the Master Trust assets in AOCI at September 30, 2015 and $0.8 million ($0.5 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2014.

During the nine months ended September 30, 2015, $1.0 million ($0.7 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months and nine months ended September 30, 2015 and 2014.

The fair value of assets and liabilities at September 30, 2015 and December 31, 2014 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at September 30, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.7	—	0.7	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.0	0.2	8.8	—
Derivative Assets
FTRs	0.4	—	—	0.4
Forward power contracts	30.0	—	30.0	—
Total Derivative assets	30.4	—	30.0	0.4
Total Assets	$39.4	$0.2	$38.8	$0.4
Liabilities
Derivative Liabilities
FTRs	0.7	—	—	0.7
Forward power contracts	24.4	—	22.2	2.2
Total Derivative liabilities	25.1	—	22.2	2.9
Debt	2,033.7	—	2,015.6	18.1
Total Liabilities	$2,058.8	$—	$2,037.8	$21.0

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$—	$—
Equity securities	3.7	—	3.7	—
Debt securities	4.7	—	4.7	—
Hedge funds	0.8	—	0.8	—
Real estate	0.4	—	0.4	—
Total Master Trust assets	9.7	0.1	9.6	—
Derivative assets
Forward power contracts	14.9	—	13.7	1.2
Total Derivative assets	14.9	—	13.7	1.2

Total Assets	$24.6	$0.1	$23.3	$1.2

Liabilities
Derivative liabilities
FTRs	$0.6	$—	$—	0.6
Heating oil futures	0.4	0.4	—	—
Natural gas futures	0.1	0.1	—	—
Forward power contracts	11.1	—	11.1	—
Total Derivative liabilities	12.2	0.5	11.1	0.6

Debt	2,204.8	—	2,186.6	18.2

Total Liabilities	$2,217.0	$0.5	$2,197.7	$18.8

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for ash ponds, asbestos, river structures and underground storage tanks increased by a net amount of $38.7 million and $1.2 million during the nine months ended September 30, 2015 and 2014, respectively. The majority of the increase in 2015 is due to an increase in the AROs for ash ponds ($40.6 million) as a result of new rules promulgated by the USEPA that were published in the Federal Register in April 2015 and became effective in October 2015.

When evaluating impairment of goodwill and long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Goodwill and Long-lived assets measured at fair value on a non-recurring basis during the period and their level within the fair value hierarchy (there were no impairments during the nine months ended September 30, 2015):

$ in millions	Nine months ended September 30, 2014
	Carrying	Fair Value			Gross
	Amount (c)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets (a)
DP&L (East Bend)	$14.2	$—	$—	$2.7	$11.5
Goodwill (b)
DPLER Reporting unit	$135.8	$—	$—	$—	$135.8

(a)See Note 9 for further information
(b)See Note 12 for further information
(c)Carrying amount at date of valuation

Note 9 – Derivative Instruments and Hedging Activities

In the normal course of business, DPL enters into various financial arrangements, including derivative financial instruments. We use derivatives principally to manage the risk of changes in market prices for commodities. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The objective of the hedging program is to mitigate financial risks while ensuring that we have adequate resources to meet our requirements. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as normal purchase/normal sale, cash flow hedges or marked to market each reporting period.

At September 30, 2015, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	24.7	—	24.7
Forward power contracts	Cash Flow Hedge	MWh	1,361.2	(7,857.7)	(6,496.5)
Forward power contracts	Mark to Market	MWh	5,309.7	(1,850.3)	3,459.4

At December 31, 2014, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	10.5	—	10.5
Heating oil futures	Mark to Market	Gallons	378.0	—	378.0
Natural gas futures	Mark to Market	Dths	200.0	—	200.0
Forward power contracts	Cash Flow Hedge	MWh	175.0	(2,991.0)	(2,816.0)
Forward power contracts	Mark to Market	MWh	1,725.2	(2,707.8)	(982.6)

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended September 30, 2015 and 2014:

	Three months ended		Three months ended
	September 30, 2015		September 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain / (loss) in AOCI	$1.1	$17.8	$(12.4)	$18.8
Net gains / (losses) associated with current period hedging transactions	7.8	—	1.2	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.1)	—	(0.2)
Revenues	(2.5)	—	3.4	—
Purchased power	0.6	—	0.2	—
Ending accumulated derivative gain / (loss) in AOCI	$7.0	$17.7	$(7.6)	$18.6

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the nine months ended September 30, 2015 and 2014:

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain in AOCI	$0.2	$18.3	$1.4	$19.2
Net gains / (losses) associated with current period hedging transactions	9.6	—	(23.8)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.6)	—	(0.6)
Revenues	(4.5)	—	15.4	—
Purchased power	1.7	—	(0.6)	—
Ending accumulated derivative gain / (loss) in AOCI	$7.0	$17.7	$(7.6)	$18.6
Portion expected to be reclassified to earnings in the next twelve months (a)	$3.3	$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39	0

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

Regulatory Assets and Liabilities
In accordance with regulatory accounting under GAAP, a cost or loss that is probable of recovery in future rates should be deferred as a regulatory asset and revenue or a gain that is probable of being returned to customers should be deferred as a regulatory liability. Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are included as part of the fuel and purchased power recovery rider approved by the PUCO which began January 1, 2010. Therefore, a portion of the heating oil futures are assigned to the retail jurisdiction and deferred as a regulatory asset or liability until the contracts settle. If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

The following tables present the amount and classification within the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014:

For the three months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$0.1	$0.1	$(3.2)	$(3.0)
Realized loss	(0.2)	(0.1)	(4.3)	(4.6)
Total	$(0.1)	$—	$(7.5)	$(7.6)
Recorded in Income Statement: gain / (loss)
Purchased power	$—	$—	$(11.0)	$(11.0)
Revenue	—	—	3.5	3.5
Fuel	(0.1)	—	—	(0.1)
Total	$(0.1)	$—	$(7.5)	$(7.6)

For the three months ended September 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$(0.2)	$0.3	$(2.3)	$(2.2)
Realized gain / (loss)	—	0.1	(2.1)	(2.0)
Total	$(0.2)	$0.4	$(4.4)	$(4.2)
Recorded on Balance Sheet:
Regulatory asset	$(0.1)	$—	$—	$(0.1)
Recorded in Income Statement: gain / (loss)
Purchased power	—	0.4	(4.4)	(4.0)
Fuel	(0.1)	—	—	(0.1)
Total	$(0.2)	$0.4	$(4.4)	$(4.2)

For the nine months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$0.2	$(4.9)	$0.1	$(4.2)
Realized loss	(0.3)	(0.1)	(8.1)	(0.1)	(8.6)
Total	$0.1	$0.1	$(13.0)	$—	$(12.8)
Recorded on Balance Sheet: gain/ (loss)
Regulatory Asset	$0.1	$—	$—	$—	$0.1
Recorded in Income Statement: gain / (loss)
Purchased power	—	0.1	(21.9)	—	(21.8)
Revenue	—	—	8.9	—	8.9
Total	$0.1	$0.1	$(13.0)	$—	$(12.8)

For the nine months ended September 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$(0.3)	$(1.2)	$(6.0)	$(7.5)
Realized gain / (loss)	0.1	0.7	(3.6)	(2.8)
Total	$(0.2)	$(0.5)	$(9.6)	$(10.3)
Recorded in Income Statement: loss
Regulatory asset	$(0.1)	$—	$—	$(0.1)
Recorded in Income Statement: loss
Purchased power	—	(0.5)	(9.6)	(10.1)
Fuel	(0.1)	—	—	(0.1)
Total	$(0.2)	$(0.5)	$(9.6)	$(10.3)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at September 30, 2015:

Fair Values of Derivative Instruments
at September 30, 2015
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$10.8	$(6.0)	$—	$4.8
Forward power contracts	MTM	5.3	(4.0)	—	1.3
FTRs	MTM	0.4	(0.4)	—	—

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	8.2	(3.0)	—	5.2
Forward power contracts	MTM	5.7	(5.2)	—	0.5
Total assets		$30.4	$(18.6)	$—	$11.8

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$6.0	$(6.0)	$—	$—
Forward power contracts	MTM	8.9	(4.0)	(4.6)	0.3
FTRs	MTM	0.7	(0.4)	—	0.3

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	3.0	(3.0)	—	—
Forward power contracts	MTM	6.5	(5.2)	(1.0)	0.3
Total liabilities		$25.1	$(18.6)	$(5.6)	$0.9

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

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at September 30, 2015 was $25.1 million. $5.6 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $18.6 million. Since our debt is below investment grade, we could have to post collateral for the remaining $0.9 million.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

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

At September 30, 2015, DPL had $19.3 million of guarantees to third parties for future financial or performance assurance under such agreements: $2.0 million of guarantees on behalf of DPLER and $17.3 million of guarantees on behalf of DPLE. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of DPLE and DPLER to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Condensed Consolidated Balance Sheets was $1.1 million at September 30, 2015.

To date, DPL has not incurred any losses related to the guarantees of DPLER’s or DPLE’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

DP&L – Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP. As of September 30, 2015, DP&L could be responsible for the repayment of 4.9%, or $73.9 million, of a $1,507.9 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of September 30, 2015, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2014.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2015, cannot be reasonably determined.

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

At September 30, 2015, and December 31, 2014, we had accruals of approximately $0.7 million and $0.8 million, respectively, for environmental matters and other claims. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

National Ambient Air Quality Standards
Effective August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard. Non-attainment areas will be required to meet the 2010 standard by October 2018. On August 21, 2015, the USEPA finalized a data requirements rule for air agencies to ascertain attainment characterization more extensively across the country by additional modeling and/or monitoring requirements of areas with sources that exceed specified thresholds of SO2 emissions, which became effective on September 21, 2015. The rule directs state agencies to provide data to characterize air quality in areas with sources of SO2 above 2,000 tons per year to identify maximum 1-hour concentrations of SO2 in ambient air. The rule could require installation of monitors at one or more of DP&L’s coal-fired power plants and result in additional non-attainment designations that could impact our operations. DP&L is unable to determine the effect of the rule on its operations.

On October 1, 2015, the USEPA released a final rule lowering the NAAQS for ozone to 70 parts per billion from 75 parts per billion. We are currently reviewing the rule and assessing the impact on our operations. We cannot at this time determine the impact of this rule, but it could be material.

Climate Change Legislation and Regulation
On October 23, 2015, the USEPA's final CO2 emission rules for existing power plants (called the Clean Power Plan) were published in the Federal Register with an effective date of December 22, 2015. Additionally, the final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015 and are effective immediately. The Clean Power Plan provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates that must be achieved by 2030. Prior to the rule's publication in the Federal Register, fifteen states, including Ohio, filed a petition in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the Clean Power Plan, which was denied by the Court in September 2015. On October 23, 2015, several states and industry groups filed petitions in the D.C. Circuit Court of Appeals challenging the Clean Power Plan as published in the Federal Register, including a twenty-four state consortium that includes Ohio. The D.C. Circuit Court has issued orders consolidating the current pending challenges to the CPP under the lead case, West Virginia v. EPA. On October 23, 2015, North Dakota filed a petition for review of the GHG NSPS in the D.C. Circuit Court, and a coalition of environmental groups have moved to intervene on behalf of EPA in both the CPP and NSPS litigation. These state petitioners, as well as industry groups separately challenging the rule, have filed motions with the D.C. Circuit Court requesting a stay of the rule. The D.C. Circuit Court has issued orders consolidating the current pending challenges to the Clean Power Plan under the lead case, West Virginia v. USEPA. On October 23, 2015, North Dakota filed a petition for review of the CO2 NSPS in the D.C. Circuit Court, and a coalition of environmental groups have moved to intervene on behalf of USEPA in both the Clean Power Plan and NSPS litigation. Additional legal challenges are expected. We are currently reviewing the rule and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this rule.

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

On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. A hearing before the Commission has been rescheduled for March 2016. Depending on the outcome of the appeal process, the effects on DP&L’s business, financial condition or results of operations could be material.

On September 30, 2015, the USEPA released its final rule regulating various wastewater streams from steam electric power plants. The regulations were published in the Federal Register on November 3, 2015. We are reviewing the the rule to assess the potential impact on our operations and our current or future NPDES permits.

Regulation of Waste Disposal
In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site. In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach. In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS. No recent activity has occurred with respect to that notice or PRP status. On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for the site was executed and became effective among a group of PRPs, not including DP&L, and the USEPA. On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site. DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010. On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the “District Court”) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site. On February 10, 2011, the District Court Judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The District Court Judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly delivered by truck directly to the landfill. Discovery, including depositions of past and present DP&L employees, was conducted in 2012. On February 8, 2013, the District Court Judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC. That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the PRP group for rehearing. On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015. On April 5, 2013, the PRP group entered into a second ASAOC (the "2013 ASAOC") relating primarily to vapor intrusion from under some of the buildings at the landfill site. On April 13, 2013, as amended July 30, 2013, the PRP group filed another civil complaint against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site. On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court Judge dismissed some of the alleged grounds for relief that the PRP group had made, but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit. Appeals of this ruling are pending before the 6th Circuit Court of Appeals. On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any waste management or waste disposal surveys. Information responsive to this request was provided on February 17, 2015. In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices that may be relevant to the site. DP&L responded to this request on March 27, 2015. In June 2015, DP&L was again requested to grant access to the DP&L service building property for the purpose of collecting groundwater samples from selected monitoring wells. DP&L granted access and groundwater sampling took place in June 2015. As a result of an August 11, 2015 meeting among the parties, the parties have agreed to stay the case in order to explore the possibility of a negotiated resolution of some or all of the issues.  DP&L is unable to predict the outcome of these actions by the plaintiffs and USEPA. Additionally, the District Court’s 2013 ruling and the Court of Appeals’

affirmation of that ruling in 2014 does not address future litigation that may arise with respect to actual remediation costs. While DP&L is unable to predict the outcome of these and any future matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its business, financial condition or results of operations.

Regulation of Ash Ponds
There has been increasing advocacy to regulate coal combustion residuals (CCR). On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D. The USEPA released its final rule in December 2014, designating coal combustion residuals that are not beneficially reused as non-hazardous solid waste under RCRA Subtitle D. The rule was published in the Federal Register in April 2015 and became effective October 19, 2015, and applies new detailed management practices to new and existing landfills and surface impoundments, including lateral expansions of such units. Based on our review of the rule, we have adjusted our AROs related to ash ponds (see Note 8), but we are currently unable to determine the full impact of the rule as it is contingent upon future activities required by the regulation.

Note 11 – Business Segments

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

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and deliver electricity to residential, commercial, industrial and governmental customers. DP&L generates electricity at five coal-fired power plants and DP&L distributes power to more than 515,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L also sells electricity to DPLER and to other Ohio utilities and any excess energy and capacity is sold into the PJM wholesale market. DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment is comprised of the DPLER and, prior to its sale, MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier. As of September 30, 2015, the Competitive Retail segment sold electricity to approximately 128,000 customers located throughout Ohio. On April 1, 2015, DPLER closed on the sale of MC Squared. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L. The majority of intercompany sales from DP&L to DPLER are based on fixed-price contracts for each DPLER customer; the price approximates market prices for wholesale power at the inception of each customer’s contract. The Competitive Retail segment has no transmission or generation assets. The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended September 30, 2015
Revenues from external customers	$323.2	$77.0	$13.9	$—	$414.1
Intersegment revenues	66.0	—	1.5	(67.5)	—
Total revenues	389.2	77.0	15.4	(67.5)	414.1

Fuel	69.0	—	2.4	—	71.4
Purchased power	142.5	66.6	3.0	(66.7)	145.4

Gross margin	$177.7	$10.4	$10.0	$(0.8)	$197.3

Depreciation and amortization	$34.6	$0.2	$—	$—	$34.8
Interest expense	6.9	—	22.1	(0.1)	28.9
Income tax expense (benefit)	0.8	1.6	(2.1)	—	0.3
Net income / (loss)	15.5	2.6	(9.5)	—	8.6

Cash capital expenditures	$27.9	$0.3	$0.5	$—	$28.7

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended September 30, 2014
Revenues from external customers	$329.3	$141.3	$8.6	$—	$479.2
Intersegment revenues	125.6	—	3.0	(128.6)	—
Total revenues	454.9	141.3	11.6	(128.6)	479.2

Fuel	84.5	—	0.6	—	85.1
Purchased power	152.4	128.7	0.4	(127.8)	153.7
Amortization of intangibles	—	—	0.3	—	0.3

Gross margin	$218.0	$12.6	$10.3	$(0.8)	$240.1

Depreciation and amortization	$36.4	$0.3	$(2.2)	$—	$34.5
Interest expense	9.4	0.1	23.8	(0.2)	33.1
Income tax expense (benefit)	13.1	1.5	(55.6)	—	(41.0)
Net income / (loss)	53.2	3.0	42.2	—	98.4

Cash capital expenditures	$25.6	$0.5	$0.3	$—	$26.4

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the nine months ended September 30, 2015
Revenues from external customers	$957.6	$274.5	$49.4	$—	$1,281.5
Intersegment revenues	245.0	—	4.4	(249.4)	—
Total revenues	1,202.6	274.5	53.8	(249.4)	1,281.5

Fuel	188.9	—	13.3	—	202.2
Purchased power	452.3	247.0	7.8	(246.9)	460.2

Gross margin	$561.4	$27.5	$32.7	$(2.5)	$619.1

Depreciation and amortization	$103.5	$0.6	$—	$—	$104.1
Interest expense	24.6	0.1	65.8	(0.2)	90.3
Income tax expense (benefit)	25.0	(2.6)	(8.9)	—	13.5
Net income / (loss)	75.9	10.9	(27.8)	—	59.0

Cash capital expenditures	$91.2	$0.6	$1.7	$—	$93.5

at September 30, 2015
Total assets	$3,239.9	$44.5	$1,472.8	$(1,267.8)	$3,489.4

$ in millions	Utility	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the nine months ended September 30, 2014
Revenues from external customers	$875.9	$414.9	$38.8	$—	$1,329.6
Intersegment revenues	376.6	—	4.1	(380.7)	—
Total revenues	1,252.5	414.9	42.9	(380.7)	1,329.6

Fuel	227.4	—	8.5	—	235.9
Purchased power	457.3	380.0	7.1	(378.2)	466.2
Amortization of intangibles	—	—	0.9	—	0.9

Gross margin	$567.8	$34.9	$26.4	$(2.5)	$626.6

Depreciation and amortization	$108.2	$0.6	$(5.1)	$—	$103.7
Goodwill impairment	—	—	135.8	—	135.8
Fixed-asset impairment	—	—	11.5	—	11.5
Interest expense	25.5	0.3	70.5	(0.5)	95.8
Income tax expense (benefit)	23.1	2.1	4.5	—	29.7
Net income / (loss)	76.5	4.2	(197.5)	—	(116.8)

Cash capital expenditures	$78.6	$0.5	$2.5	$—	$81.6
at December 31, 2014
Total assets	$3,338.7	$94.9	$1,440.1	$(1,295.9)	$3,577.8

Note 12 – Goodwill Impairment

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

Note 13 – Fixed-asset Impairment

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

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014
Revenues	$389.2	$454.9	$1,202.6	$1,252.5

Cost of revenues:
Fuel	69.0	84.5	188.9	227.4
Purchased power	142.5	152.4	452.3	457.3
Total cost of revenues	211.5	236.9	641.2	684.7

Gross margin	177.7	218.0	561.4	567.8

Operating expenses:
Operation and maintenance	94.5	85.9	261.6	265.9
Depreciation and amortization	34.6	36.4	103.5	108.2
General taxes	20.1	20.2	65.0	67.1
Other	—	—	0.4	—
Total operating expenses	149.2	142.5	430.5	441.2

Operating income	28.5	75.5	130.9	126.6

Other income / (expense), net:
Investment income	—	0.2	0.2	0.6
Interest expense	(6.9)	(9.4)	(24.6)	(25.5)
Charge for early retirement of debt	(5.0)	—	(5.0)	—
Other expense	(0.3)	—	(0.6)	(2.1)
Total other expense, net	(12.2)	(9.2)	(30.0)	(27.0)

Earnings before income taxes	16.3	66.3	100.9	99.6
Income tax expense	0.8	13.1	25.0	23.1

Net income	15.5	53.2	75.9	76.5
Dividends on preferred stock	0.3	0.3	0.7	0.7

Income attributable to common stock	$15.2	$52.9	$75.2	$75.8

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014
Net income	$15.5	$53.2	$75.9	$76.5
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit of $0.1, $0.2, $0.1 and $0.2 for each respective period	(0.3)	(0.4)	(0.3)	(0.6)
Reclassification to earnings, net of income tax expense of $0.0, $(0.1), $0.0 and $(0.2) for each respective period	—	0.2	—	0.4
Total change in fair value of available-for-sale securities	(0.3)	(0.2)	(0.3)	(0.2)
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(4.4), $(0.7), $(5.4) and $9.9 for each respective period	7.8	1.4	9.6	(26.3)
Reclassification to earnings, net of income tax (expense) / benefit of $1.2, $(1.9), $1.9 and $(6.7) for each respective period	(2.0)	3.2	(3.3)	15.3
Total change in fair value of derivatives	5.8	4.6	6.3	(11.0)
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.6), $(0.3), $(1.6) and $(1.0) for each respective period	0.8	0.7	2.6	2.1
Total change in unfunded pension obligation	0.8	0.7	2.6	2.1
Other comprehensive income / (loss)	6.3	5.1	8.6	(9.1)

Net comprehensive income	$21.8	$58.3	$84.5	$67.4

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	September 30,	December 31,
$ in millions	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$10.7	$5.4
Restricted cash	13.5	16.7
Accounts receivable, net (Note 2)	117.1	152.7
Inventories (Note 2)	95.9	99.0
Taxes applicable to subsequent years	19.0	75.4
Regulatory assets, current	29.4	44.2
Other prepayments and current assets	40.4	41.1
Total current assets	326.0	434.5

Property, plant & equipment:
Property, plant & equipment	5,214.0	5,120.7
Less: Accumulated depreciation and amortization	(2,557.4)	(2,495.7)
	2,656.6	2,625.0
Construction work in process	69.8	75.4
Total net property, plant & equipment	2,726.4	2,700.4

Other non-current assets:
Regulatory assets, non-current	152.4	167.5
Intangible assets, net of amortization	4.9	7.8
Other deferred assets	30.2	28.5
Total other non-current assets	187.5	203.8

Total assets	$3,239.9	$3,338.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	September 30,	December 31,
$ in millions	2015	2014
LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$444.9	$0.1
Short-term debt	10.0	—
Accounts payable	77.6	104.8
Accrued taxes	128.9	82.6
Accrued interest	1.2	9.8
Security deposits	36.2	34.5
Regulatory liabilities, current	20.5	4.4
Other current liabilities	46.0	44.8
Total current liabilities	765.3	281.0

Non-current liabilities:
Long-term debt (Note 5)	318.0	877.0
Deferred taxes	626.0	650.0
Taxes payable	3.0	78.4
Regulatory liabilities, non-current	125.6	124.1
Pension, retiree and other benefits	91.2	95.9
Unamortized investment tax credit	20.6	22.4
Other deferred credits	90.0	43.6
Total non-current liabilities	1,274.4	1,891.4

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share:	0.4	0.4
Other paid-in capital	803.6	803.5
Accumulated other comprehensive loss	(33.7)	(42.3)
Retained earnings	407.0	381.8
Total common shareholder's equity	1,177.3	1,143.4
Total liabilities and shareholder's equity	$3,239.9	$3,338.7

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
$ in millions	2015	2014
Cash flows from operating activities:
Net income	$75.9	$76.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	103.5	108.2
Deferred income taxes	(14.2)	2.9
Changes in certain assets and liabilities:
Accounts receivable	37.3	4.8
Inventories	3.0	(3.5)
Prepaid taxes	(0.4)	0.2
Taxes applicable to subsequent years	56.4	50.5
Deferred regulatory costs, net	27.6	4.8
Accounts payable	(20.0)	7.9
Accrued taxes payable	(29.1)	(40.8)
Accrued interest payable	(8.8)	(5.7)
Pension, retiree and other benefits	1.0	(5.2)
Other	15.5	(11.4)
Net cash provided by operating activities	247.7	189.2
Cash flows from investing activities:
Capital expenditures	(91.2)	(78.6)
Purchase of emission allowances	—	(0.2)
Purchase of renewable energy credits	(0.6)	(3.4)
Increase / (decrease) in restricted cash	3.2	(9.4)
Insurance proceeds	4.3	0.4
Other investing activities, net	0.4	1.1
Net cash used by investing activities	(83.9)	(90.1)
Net cash from financing activities:
Dividends paid on common stock to parent	(50.0)	(90.0)
Borrowings from revolving credit facilities	50.0	—
Repayment of borrowings from revolving credit facilities	(40.0)	—
Issuance of notes payable - related party	—	15.0
Repayment of notes payable - related party	—	(15.0)
Dividends paid on preferred stock	(0.7)	(0.7)
Payments of deferred financing costs	(3.3)	(0.2)
Issuance of long-term debt	200.0	—
Retirement of long-term debt	(314.5)	(0.1)
Net cash used by financing activities	(158.5)	(91.0)

Cash and cash equivalents:
Net change	5.3	8.1
Balance at beginning of period	5.4	22.9
Cash and cash equivalents at end of period	$10.7	$31.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$26.8	$26.1
Income taxes paid / (refunded), net	$0.8	$0.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$12.6	$6.7
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

DP&L employed 1,194 people as of September 30, 2015. Approximately 61% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2015; our results of operations for the three and nine months ended September 30, 2015 and 2014 and our cash flows for the nine months ended September 30, 2015 and 2014. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the nine months ended September 30, 2015 may not be indicative of our results that will be realized for the full year ending December 31, 2015.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2015 and 2014 were $13.0 million and $12.5 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2015 and 2014 were $38.5 million and $38.5 million, respectively.

Related Party Transactions
In December 2013, an agreement was signed, effective January 1, 2014, whereby the Service Company is to provide services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses. DP&L charges the Service Company for employee payroll and benefit costs that are incurred on behalf of the Service Company.

In the normal course of business, DP&L enters into transactions with other subsidiaries of DPL and AES. The following table provides a summary of these transactions:

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014
DP&L Revenues:
Sales to DPLER (including MC Squared) (a)	$66.0	$125.6	$245.0	$376.6
DP&L Operations and Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.8)	$(0.7)	$(2.4)	$(2.1)
Expense recoveries for services provided to DPLER (c)	$0.6	$0.5	$1.8	$1.6
Transactions with the Service Company
Charges from the Service Company	$7.6	$7.4	$24.3	$24.2
Charges to the Service Company	$1.1	$0.6	$5.0	$1.7

DP&L Customer security deposits:	at September 30, 2015	at December 31, 2014
Deposits received from DPLER (d)	$2.9	$20.1
Balances with the Service Company
Net prepaid / (payable) to the service company	$0.1	$(4.7)

(a)
DP&L sells power to DPLER to satisfy the electric requirements of DPLER’s retail customers. The revenue dollars associated with sales to DPLER are recorded as wholesale revenues in DP&L’s Financial Statements.

(b)
MVIC, a wholly owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums paid by DP&L to MVIC. DP&L received insurance proceeds from MVIC of $0.5 million and $0.0 million for the three months ended September 30, 2015 and 2014, respectively, and $4.3 million and $0.4 million for the nine months ended September 30, 2015 and 2014, respectively.

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

Recently Issued Accounting Standards

ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30)
In April 2015, the FASB issued ASU No. 2015-03, which simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein, and requires the use of the full retrospective approach. Early adoption is permitted for financial statements that have not been previously issued. As of September 30, 2015, DP&L had approximately $4.6 million in deferred financing costs classified in other non-current assets that would be reclassified to reduce the related debt liabilities upon adoption of ASU No. 2015-03.

ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
In May 2014, the FASB issued ASU No. 2014-09, which clarifies principles for recognizing revenue and will result in a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The objective of the new standard is to provide a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contract with Customer (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year, resulting in the new revenue standard being effective for annual reporting periods beginning after December 15, 2017 and interim periods therein. Early adoption is now permitted only as of the original effective date for public entities (that is, no earlier than 2017 for calendar year-end entities). The standard permits the use of either a full retrospective or modified retrospective approach. We have not yet selected a transition method and we are currently evaluating the impact of adopting the standard on our financial statements.

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

ASU No. 2015-02, Consolidation — Amendments to the Consolidation Analysis (Topic 810)
In February 2015, the FASB issued ASU 2015-02, which makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. The standard is effective for annual periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. We are currently evaluating the impact of adopting the standard on our financial statements.

ASU No. 2015-13, Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Market
In August 2015, the FASB issued ASU No. 2015-13, which resolves the diversity in practice resulting from determining whether certain contracts qualify for the normal purchases and normal sales scope exception under ASC Topic 815, Derivatives and Hedging. This standard clarifies that entities would not be precluded from applying the normal purchases and normal sales exception to certain forward contracts that necessitate the transmission of electricity through, or delivery to a location within, a nodal energy market. The standard is effective upon issuance and should be applied prospectively. As we had designated qualifying contracts as normal purchase or normal sales, there was no impact on our financial statements upon adoption of this standard.

ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
In April 2015, the FASB issued ASU No. 2015-05, which clarifies how customers in cloud computing arrangements should determine whether the arrangement includes a software license and eliminates the existing requirement for customers to account for software licenses they acquired by analogizing to the accounting guidance on leases. The standard is effective for annual reporting periods beginning after December 15, 2015 and interim periods therein. Early adoption is permitted. The standard permits the use of a prospective or retrospective approach. We have not yet selected a transition method and we are currently evaluating the impact of adopting the standard on our financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
$ in millions	2015	2014
Accounts receivable, net:
Unbilled revenue	$34.8	$49.0
Customer receivables	63.6	68.7
Amounts due from partners in jointly owned plants	12.0	14.2
Other	7.6	21.7
Provision for uncollectible accounts	(0.9)	(0.9)
Total accounts receivable, net	$117.1	$152.7

Inventories, at average cost:
Fuel and limestone	$60.4	$65.3
Plant materials and supplies	33.6	32.3
Other	1.9	1.4
Total inventories, at average cost	$95.9	$99.0

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2015 and 2014 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2015	2014	2015	2014
Gains and losses on Available-for-sale securities activity (Note 8):
	Other income	$—	$0.3	$—	$0.6
	Tax expense	—	(0.1)	—	(0.2)
	Net of income taxes	—	0.2	—	0.4
Gains and losses on cash flow hedges (Note 9):
	Interest expense	(0.3)	(0.2)	(0.9)	(0.8)
	Revenue	(3.8)	4.9	(7.0)	23.4
	Purchased power	0.9	0.4	2.7	(0.6)
	Total before income taxes	(3.2)	5.1	(5.2)	22.0
	Tax expense	1.2	(1.9)	1.9	(6.7)
	Net of income taxes	(2.0)	3.2	(3.3)	15.3
Amortization of defined benefit pension items (Note 7):
	Reclassification to Other income / (deductions)	1.4	1.0	4.2	3.1
	Tax benefit	(0.6)	(0.3)	(1.6)	(1.0)
	Net of income taxes	0.8	0.7	2.6	2.1

Total reclassifications for the period, net of income taxes		$(1.2)	$4.1	$(0.7)	$17.8

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2015 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2015	$0.7	$2.8	$(45.8)	$(42.3)

Other comprehensive income before reclassifications	(0.3)	9.6	—	9.3
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(3.3)	2.6	(0.7)
Net current period other comprehensive income / (loss)	(0.3)	6.3	2.6	8.6

Balance September 30, 2015	$0.4	$9.1	$(43.2)	$(33.7)

Note 3 – Regulatory assets and liabilities

DP&L has certain rate riders that provide for recovering, on a timely basis, costs incurred for specific programs for which costs may fluctuate. These riders generally allow DP&L to estimate future costs and customer kWh consumption and set rider rates designed to recover those estimated costs as they are incurred. Differences between revenues collected and the actual program costs are tracked and reconciled by increasing or reducing future rates accordingly. DP&L’s current regulatory assets and current regulatory liabilities reflect the reconciliation of such differences, with the exception of deferred storm costs. The deferred storm regulatory asset reflects costs incurred to repair major storm damage in previous years, for which DP&L was granted cost recovery during 2015. The changes in DP&L’s current regulatory asset and liability balances from December 31, 2014 to September 30, 2015 primarily represent the recovery of $16.7 million of deferred storm costs, and the reconciliation of other rider costs.

Note 4 – Ownership of Coal-fired Facilities

DP&L has undivided ownership interests in five coal-fired electric generating facilities, various peaking facilities and numerous transmission facilities with certain other Ohio utilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. At September 30, 2015, DP&L had $25.0 million of construction work in process at such jointly owned facilities. DP&L’s share of the operating cost of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly owned units and stations.

DP&L’s undivided ownership interest in such facilities at September 30, 2015, is as follows:

	DP&L Share		DP&L Carrying value
Jointly owned production units and stations:	Ownership (%)	Summer Production Capacity (MW)	Gross Plant in Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)	SCR and FGD Equipment Installed and in Service (Yes/No)
Conesville Unit 4	16.5	129	$25	$8	$1	Yes
Killen Station	67.0	402	655	324	1	Yes
Miami Fort Units 7 and 8	36.0	368	365	169	4	Yes
Stuart Station	35.0	808	771	335	14	Yes
Zimmer Station	28.1	371	1,104	688	5	Yes
Transmission (at varying percentages)		n/a	98	63	—
Total		2,078	$3,018	$1,587	$25

Note 5 – Debt

Long-term debt

	September 30,	December 31,
$ in millions	2015	2014
First mortgage bonds due in September 2016 - 1.875%	$—	$445.0
Pollution control series due in January 2028 - 4.7%	—	35.3
Pollution control series due in January 2034 - 4.8%	—	179.1
Pollution control series due in September 2036 - 4.8%	100.0	100.0
Pollution control series due in August 2020 - 1.13% - 1.14%	200.0	—
Pollution control series due in November 2040 - rates from: 0.02% - 0.12% and 0.04% - 0.15% (a)	—	100.0
U.S. Government note due in February 2061 - 4.2%	18.0	18.1
Unamortized debt discount	—	(0.5)
Total non-current portion of long-term debt	$318.0	$877.0

Current portion of long-term debt

	September 30,	December 31,
$ in millions	2015	2014
First mortgage bonds due in September 2016 - 1.875%	$445.0	$—
U.S. Government note due in February 2061 - 4.2%	0.1	0.1
Unamortized debt discount	(0.2)	—
Total current portion of long-term debt	$444.9	$0.1

(a)Range of interest rates for the nine months ended September 30, 2015 and the twelve months ended December 31, 2014, respectively.

DP&L has an unsecured revolving credit agreement with a syndicated bank group. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility had a $300.0 million borrowing limit, a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that gave DP&L the ability to increase the size of the facility by an additional $100.0 million. On July 31, 2015, DP&L refinanced its revolving credit facility, reducing the total size from $300.0 million to $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This refinancing extended the life of the facility from May 2018 to July 2020. At September 30, 2015, DP&L had drawn $10.0 million under this facility and had two letters of credit in the amount of $1.4 million outstanding under this facility, with the remaining $163.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2015 or 2014.

On July 1, 2015, the $35.3 million of 4.7% pollution control bonds due January 2028 and $41.3 million of the 4.8% pollution control bonds due January of 2034 became callable at par and were redeemed with cash.

On August 3, 2015, DP&L called $100.0 million of variable rate pollution control bonds due November 2040 and $137.8 million of 4.8% pollution control bonds due January of 2034. These bonds were refinanced with $200.0 million of new pollution control bonds at variable rates of interest secured by first mortgage bonds in an equivalent amount and the remaining $37.8 million of these bonds was redeemed.

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

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 6 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
DP&L	4.9%	19.8%	24.8%	23.2%

Income tax expense for the three and nine months ended September 30, 2015 and 2014 was calculated using the estimated annual effective income tax rates for 2015 and 2014 of 29.0% and 30.5%, respectively. For the three and nine months ended September 30, 2015 and 2014 management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three and nine months ended September 30, 2015, DP&L’s current period effective rate is less than the estimated annual effective rate primarily due to the anticipated refund from the IRS for the filing of an amended 2011 predecessor tax return to include the domestic manufacturing deduction and the deduction for the preferred stock dividends.

Note 7 – Pension and Postretirement Benefits

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There was $5.0 million and $0.0 million in employer contributions made during the nine months ended September 30, 2015 and 2014, respectively.

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

The net periodic benefit cost of the pension and postretirement benefit plans for the three and nine months ended September 30, 2015 and 2014 was:

Net Periodic Benefit Cost	Pension		Postretirement
	Three months ended		Three months ended
	September 30,		September 30,
$ in millions	2015	2014	2015	2014
Service cost	$1.8	$1.5	$0.1	$—
Interest cost	4.2	4.3	0.1	0.2
Expected return on plan assets	(5.6)	(5.7)	(0.1)	(0.1)
Amortization of unrecognized:
Prior service cost	0.9	0.7	0.1	0.1
Actuarial loss / (gain)	2.4	1.6	(0.2)	(0.2)
Net periodic benefit cost	$3.7	$2.4	$—	$—

Net Periodic Benefit Cost	Pension		Postretirement
	Nine months ended		Nine months ended
	September 30,		September 30,
$ in millions	2015	2014	2015	2014
Service cost	$5.3	$4.4	$0.1	$0.1
Interest cost	12.8	13.0	0.5	0.6
Expected return on plan assets	(16.8)	(17.0)	(0.1)	(0.2)
Amortization of unrecognized:
Prior service cost	2.5	2.1	0.1	0.1
Actuarial loss / (gain)	7.2	4.8	(0.5)	(0.5)
Net periodic benefit cost	$11.0	$7.3	$0.1	$0.1
Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2015	$6.2	$0.5
2016	25.2	1.8
2017	25.7	1.7
2018	26.3	1.6
2019	26.7	1.5
2020 - 2024	137.0	6.1

Note 8 – Fair Value Measurements

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The value of our financial instruments represents our best estimates of fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at September 30, 2015 and December 31, 2014. Information about the fair value of our derivative instruments can be found in Note 9.

	September 30, 2015		December 31, 2014
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.1	$0.1
Equity securities	2.7	3.4	2.7	3.7
Debt securities	4.5	4.4	4.7	4.7
Hedge funds	0.7	0.7	0.8	0.8
Real estate	0.3	0.3	0.4	0.4
Total assets	$8.4	$9.0	$8.7	$9.7
Liabilities
Debt	$762.9	$764.3	$877.1	$882.5

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Debt, which is presented at amortized cost.

Debt
Unrealized gains or losses are not recognized in the financial statements as debt is presented at cost, net of unamortized premium or discount in the financial statements. The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2016 to 2061.

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

DP&L had $0.7 million ($0.5 million after tax) of unrealized gains and $0.1 million ($0.1 million after tax) of unrealized losses on the Master Trust assets in AOCI at September 30, 2015 and $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2014.

During the nine months ended September 30, 2015, $1.0 million ($0.7 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings over the next twelve months to facilitate the disbursement of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months and nine months ended September 30, 2015 and 2014.

The fair value of assets and liabilities at September 30, 2015 and December 31, 2014 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at September 30, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.7	—	0.7	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.0	0.2	8.8	—

Derivative assets
FTRs	0.4	—	—	0.4
Forward power contracts	30.2	—	30.2	—
Total derivative assets	30.6	—	30.2	0.4

Total assets	$39.6	$0.2	$39.0	$0.4
Liabilities
Derivative liabilities
FTRs	$0.7	$—	$—	$0.7
Forward power contracts	24.5	—	22.3	2.2
Total derivative liabilities	25.2	—	22.3	2.9

Debt	764.3	—	746.2	18.1

Total liabilities	$789.5	$—	$768.5	$21.0

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2014	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$—	$—
Equity securities	3.7	—	3.7	—
Debt securities	4.7	—	4.7	—
Hedge funds	0.8	—	0.8	—
Real estate	0.4	—	0.4	—
Total Master Trust assets	9.7	0.1	9.6	—

Derivative assets
Forward power contracts	15.1	—	13.9	1.2
Total Derivative assets	15.1	—	13.9	1.2

Total assets	$24.8	$0.1	$23.5	$1.2

Liabilities
Derivative liabilities
FTRs	$0.6	$—	$—	$0.6
Heating oil futures	0.4	0.4	—	—
Natural gas futures	0.1	0.1	—	—
Forward power contracts	11.2	—	11.2	—
Total Derivative liabilities	12.3	0.5	11.2	0.6

Debt	882.5	—	864.3	18.2

Total liabilities	$894.8	$0.5	$875.5	$18.8

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. AROs for ash ponds, asbestos, river structures and underground storage tanks increased by a net amount of $38.7 million and $1.2 million during the nine months ended September 30, 2015 and 2014, respectively. The majority of the increase in 2015 is due to an increase in the AROs for ash ponds ($40.6 million) due to new rules promulgated by the USEPA that were published in the Federal Register in April 2015 and became effective in October 2015.

Note 9 – Derivative Instruments and Hedging Activities

In the normal course of business, DP&L enters into various financial arrangements, including derivative financial instruments. We use derivatives principally to manage the risk of changes in market prices for commodities. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. The objective of the hedging program is to mitigate financial risks while ensuring that we have adequate resources to meet our requirements. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as normal purchase/normal sale, cash flow hedges or marked to market each reporting period.

At September 30, 2015, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	24.7	—	24.7
Forward power contracts	Cash Flow Hedge	MWh	1,361.2	(7,857.7)	(6,496.5)
Forward power contracts	Mark to Market	MWh	5,309.7	(1,916.5)	3,393.2

At December 31, 2014, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Mark to Market	MWh	10.5	—	10.5
Heating oil futures	Mark to Market	Gallons	378.0	—	378.0
Natural Gas	Mark to Market	Dths	200.0	—	200.0
Forward power contracts	Cash Flow Hedge	MWh	175.0	(2,991.0)	(2,816.0)
Forward power contracts	Mark to Market	MWh	1,725.2	(2,804.0)	(1,078.8)

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

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended September 30, 2015 and 2014:

	Three months ended		Three months ended
	September 30, 2015		September 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain in AOCI	$1.1	$2.2	$(14.0)	$4.6
Net gains / (losses) associated with current period hedging transactions	7.8	—	1.4	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.1)	—	(0.2)
Revenues	(2.5)	—	3.2	—
Purchased power	0.6	—	0.2	—
Ending accumulated derivative gain / (loss) in AOCI	$7.0	$2.1	$(9.2)	$4.4

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the nine months ended September 30, 2015 and 2014:

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gain in AOCI	$0.2	$2.6	$1.0	$5.2
Net gains / (losses) associated with current period hedging transactions	9.6	—	(26.3)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.5)	—	(0.8)
Revenues	(4.5)	—	16.6	—
Purchased power	1.7	—	(0.5)	—
Ending accumulated derivative gain / (loss) in AOCI	$7.0	$2.1	$(9.2)	$4.4

Portion expected to be reclassified to earnings in the next twelve months (a)	$3.3	$(0.8)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	39	0

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

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

Regulatory Assets and Liabilities
In accordance with regulatory accounting under GAAP, a cost or loss that is probable of recovery in future rates should be deferred as a regulatory asset and revenue or a gain that is probable of being returned to customers should be deferred as a regulatory liability. Portions of the derivative contracts that are marked to market each reporting period and are related to the retail portion of DP&L’s load requirements are included as part of the fuel and purchased power recovery rider approved by the PUCO which began January 1, 2010. Therefore, a portion of the heating oil futures are assigned to the retail jurisdiction and deferred as a regulatory asset or liability until the contracts settle. If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made.

The following tables present the amount and classification within the Condensed Statements of Operations or Condensed Balance Sheets of the gains and losses on DP&L’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2015 and 2014:

For the three months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$0.1	$0.1	$(3.3)	$(3.1)
Realized loss	(0.2)	(0.1)	(4.3)	(4.6)
Total	$(0.1)	$—	$(7.6)	$(7.7)
Recorded in Income Statement: gain / (loss)
Purchased power	$—	$—	$(11.0)	$(11.0)
Revenues	—	—	3.4	3.4
Fuel	(0.1)	—	—	(0.1)
Total	$(0.1)	$—	$(7.6)	$(7.7)

For the three months ended September 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$(0.2)	$0.3	$(2.7)	$(2.6)
Realized gain / (loss)	—	0.1	(2.1)	(2.0)
Total	$(0.2)	$0.4	$(4.8)	$(4.6)
Recorded on Balance Sheet:
Regulatory asset	$(0.1)	$—	$—	$(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	—	—	(0.3)	(0.3)
Purchased power	—	0.4	(4.5)	(4.1)
Fuel	(0.1)	—	—	(0.1)
Total	$(0.2)	$0.4	$(4.8)	$(4.6)

For the nine months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$0.2	$(5.0)	$0.1	$(4.3)
Realized loss	(0.3)	(0.1)	(8.1)	(0.1)	(8.6)
Total	$0.1	$0.1	$(13.1)	$—	$(12.9)
Recorded on Balance Sheet:
Regulatory Asset	$0.1	$—	$—	$—	$0.1

Recorded in Income Statement: gain / (loss)
Purchased power	—	0.1	(21.9)	—	(21.8)
Revenues	—	—	8.8	—	8.8
Total	$0.1	$0.1	$(13.1)	$—	$(12.9)

For the nine months ended September 30, 2014
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized loss	$(0.3)	$(1.2)	$(5.7)	$(7.2)
Realized gain / (loss)	0.1	0.7	(3.0)	(2.2)
Total	$(0.2)	$(0.5)	$(8.7)	$(9.4)
Recorded on Balance Sheet:
Regulatory asset	$(0.1)	$—	$—	$(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	—	—	1.0	1.0
Purchased power	—	(0.5)	(9.7)	(10.2)
Fuel	(0.1)	—	—	(0.1)
Total	$(0.2)	$(0.5)	$(8.7)	$(9.4)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at September 30, 2015:

Fair Values of Derivative Instruments
at September 30, 2015
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Cash Flow	$10.8	$(6.0)	$—	$4.8
Forward power contracts	MTM	5.4	(4.0)	—	1.4
FTRs	MTM	0.4	(0.4)	—	—

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Cash Flow	8.2	(3.0)	—	5.2
Forward power contracts	MTM	5.8	(5.2)	—	0.6
Total assets		$30.6	$(18.6)	$—	$12.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Cash Flow	$6.0	$(6.0)	$—	$—
Forward power contracts	MTM	9.0	(4.0)	(4.6)	0.4
FTRs	MTM	0.7	(0.4)	—	0.3

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Cash Flow	3.0	(3.0)	—	—
Forward power contracts	MTM	6.5	(5.2)	(1.0)	0.3
Total liabilities		$25.2	$(18.6)	$(5.6)	$1.0

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

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at September 30, 2015 was $25.2 million. $5.6 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $18.6 million. Since our debt is below investment grade, we could be required to post collateral for the remaining $1.0 million.

Note 10 – Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at September 30, 2015. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, an electric generation company, which is recorded using the cost method of accounting under GAAP. As of September 30, 2015, DP&L could be responsible for the repayment of 4.9%, or $73.9 million, of a $1,507.9 million debt obligation that has maturities from 2018 to 2040.

This would only happen if OVEC defaulted on its debt payments. As of September 30, 2015, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2014.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2015, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. At September 30, 2015, and December 31, 2014, we had accruals of approximately $0.7 million and $0.8 million, respectively, for environmental matters and other claims. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or a loss cannot be reasonably estimated, which are disclosed in the paragraphs below. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

National Ambient Air Quality Standards
Effective August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard. Non-attainment areas will be required to meet the 2010 standard by October 2018. On August 21, 2015, the USEPA finalized a data requirements rule for air agencies to ascertain attainment characterization more extensively across the country by additional modeling and/or monitoring requirements of areas with sources that exceed specified thresholds of SO2 emissions, which became effective on September 21, 2015. The rule directs state agencies to provide data to characterize air quality in areas with sources of SO2 above 2,000 tons per year to identify maximum 1-hour concentrations of SO2 in ambient air. The rule could require installation of monitors at one or more of DP&L’s coal-fired power plants and result in additional non-attainment designations that could impact our operations. DP&L is unable to determine the effect of the rule on its operations.

On October 1, 2015, the USEPA released a final rule lowering the NAAQS for ozone to 70 parts per billion from 75 parts per billion. We are currently reviewing the rule and assessing the impact on our operations. We cannot at this time determine the impact of this rule, but it could be material.

Climate Change Legislation and Regulation
On October 23, 2015, the USEPA's final CO2 emission rules for existing power plants (called the Clean Power Plan) were published in the Federal Register with an effective date of December 22, 2015. Additionally, the final NSPS for CO2 emissions from new, modified and reconstructed fossil-fuel-fired power plants were published in the Federal Register on October 23, 2015 and are effective immediately. The Clean Power Plan provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates that must be achieved by 2030. Prior to the rule's publication in the Federal Register, fifteen states, including Ohio, filed a petition in the U.S. Court of Appeals for the D.C. Circuit seeking a stay of the Clean Power Plan, which was denied by the Court in September 2015. On October 23, 2015, several states and industry groups filed petitions in the D.C. Circuit Court of Appeals challenging the Clean Power Plan as published in the Federal Register, including a twenty-four state consortium that includes Ohio. The D.C. Circuit Court has issued orders consolidating the current pending challenges to the CPP under the lead case, West Virginia v. EPA. On October 23, 2015, North Dakota filed a petition for review of the GHG NSPS in the D.C. Circuit Court, and a coalition of environmental groups have moved to intervene on behalf of EPA in both the CPP and NSPS litigation. These state petitioners, as well as industry groups separately challenging the rule, have filed motions with the D.C. Circuit Court requesting a stay of the rule. The D.C. Circuit Court has issued orders consolidating the current pending challenges to the Clean Power Plan under the lead case, West Virginia v. USEPA. On October 23, 2015, North Dakota filed a petition for review of the CO2 NSPS in the D.C. Circuit Court, and a coalition of environmental groups have moved to intervene on behalf of USEPA in both the Clean Power Plan and NSPS litigation. Additional legal challenges are expected. We are currently reviewing the rule and assessing the impact on our operations. Our business, financial condition or results of operations could be materially and adversely affected by this rule.

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

On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. A hearing before the Commission has been rescheduled for March 2016. Depending on the outcome of the appeal process, the effects on DP&L’s business, financial condition or results of operations could be material.

On September 30, 2015, the USEPA released its final rule regulating various wastewater streams from steam electric power plants. The regulations were published in the Federal Register on November 3, 2015. We are reviewing the the rule to assess the potential impact on our operations and our current or future NPDES permits.

Regulation of Waste Disposal
In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site. In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach. In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS. No recent activity has occurred with respect to that notice or PRP status. On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (“ASAOC”) for the site was executed and became effective among a group of PRPs, not including DP&L, and the USEPA. On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site. DP&L granted such access and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010. On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the “District Court”) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site. On February 10, 2011, the District Court Judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The District Court Judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly delivered by truck directly to the landfill. Discovery, including depositions of past and present DP&L employees, was conducted in 2012. On February 8, 2013, the District Court Judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC. That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the PRP group for rehearing. On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015. On April 5, 2013, the PRP group entered into a second ASAOC (the "2013 ASAOC") relating primarily to vapor intrusion from under some of the buildings at the landfill site. On April 13, 2013, as amended July 30, 2013, the PRP group filed another civil complaint against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site. On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court Judge dismissed some of the alleged grounds for relief that the PRP group had made, but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit. Appeals of this ruling are pending before the 6th Circuit Court of Appeals. On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any waste management or waste disposal surveys. Information responsive to this request was provided on February 17, 2015. In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices that may be relevant to the site. DP&L responded to this request on March 27, 2015. In June 2015, DP&L was again requested to grant access to the DP&L service building property for the purpose of collecting groundwater samples from selected monitoring wells. DP&L granted access and groundwater sampling took place in June 2015. As a result of an August 11, 2015 meeting among the parties, the parties have agreed to stay the case in order to explore the possibility of a negotiated resolution of some or all of the issues.  DP&L is unable to predict the outcome of these actions by the plaintiffs and USEPA. Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 does not address future litigation that may arise with respect to actual remediation costs. While DP&L is unable to predict the outcome of these and any future matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its business, financial condition or results of operations.

Regulation of Ash Ponds
There has been increasing advocacy to regulate coal combustion residuals (CCR). On June 21, 2010, the USEPA published a proposed rule seeking comments on two options under consideration for the regulation of coal combustion byproducts including regulating the material as a hazardous waste under RCRA Subtitle C or as a solid waste under RCRA Subtitle D. The USEPA released its final rule in December 2014, designating coal combustion residuals that are not beneficially reused as non-hazardous solid waste under RCRA Subtitle D. The rule was published in the Federal Register in April 2015 and became effective October 19, 2015, and applies new detailed management practices to new and existing landfills and surface impoundments, including lateral expansions of such units. Based on our review of the rule, we have adjusted our AROs related to ash ponds (see Note 8), but we are currently unable to determine the full impact of the rule as it is contingent upon future activities required by the regulation.

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

On October 30, 2015 DP&L publicly announced its intent to file an application to increase its distribution rates at the Public Utilities Commission of Ohio on November 30, 2015. DP&L plans to use a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base.

COMPETITION AND PJM PRICING

Capacity Auction Price
The PJM capacity base residual auction for the 2017/18 period cleared at a per megawatt price of $120/day for our RTO area. The per megawatt prices for the periods 2016/17, 2015/16 and 2014/15 were $59/day, $136/day and $126/day, respectively, based on previous auctions. As discussed below, a new Capacity Performance ("CP") program has been approved by the FERC, which will phase out RPM as of the 2018/19 period. During the phase-out period, the RPM auction results were modified based on transitional auctions that were conducted in the third quarter of 2015. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/day in the capacity auction price would result in an annual impact to net income of approximately $7.0 million and $5.7 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity, the levels of wholesale revenues and our retail customer load. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

On June 9, 2015, the FERC approved a proposal made by PJM to implement a new CP program. The FERC’s conditions on approval include requiring PJM to make additional filings to change certain energy market rules to coordinate better with the new CP program and to make annual filings on the CP performance hours used in its calculations. The FERC’s order approved transitional mechanisms under which the results of the auctions under the RPM program for the 2016/17 and 2017/18 periods would be modified based on transitional CP auctions that were held in the third quarter of 2015. The first full CP auction was also held in the third quarter of 2015 for the 2018/19 period.

The PJM CP base residual auction for the 2018/19 period cleared at a per megawatt price of $165/day for our RTO area. PJM also conducted CP transition auctions for the 2016/17 and 2017/18 periods to give market participants the option to upgrade to the new CP product. The CP transition auction for the 2016/17 period cleared at a per megawatt price of $134/day and the auction for the 2017/18 period cleared at a per megawatt price of $152/day.

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

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER and non-affiliated CRES providers in our service territory during the three and nine months ended September 30, 2015 and 2014:

	Three months ended		Three months ended
	September 30, 2015		September 30, 2014
	Electric Customers (a)	Sales (in millions of kWh)	Electric Customers (a)	Sales (in millions of kWh)
Supplied by DPLER (b)	112,726	991	134,703	1,366

Supplied by non-affiliated CRES providers	124,625	1,656	102,337	1,181

Total in DP&L's service territory	237,351	2,647	237,040	2,547

Distribution customers/sales by DP&L in our service territory (c)	515,372	3,646	514,371	3,498

(a)	Customers at the end of each period.

(b)	DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(c)
The volumes supplied by DPLER represent approximately 27% and 39% of DP&L’s total distribution volumes during the three months ended September 30, 2015 and 2014, respectively. We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

	Nine months ended		Nine months ended
	September 30, 2015		September 30, 2014
	Electric Customers (a)	Sales (in millions of kWh)	Electric Customers (a)	Sales (in millions of kWh)
Supplied by DPLER (b)	112,726	3,094	134,703	4,366

Supplied by non-affiliated CRES providers	124,625	4,525	102,337	3,183

Total in DP&L's service territory	237,351	7,619	237,040	7,549

Distribution customers/sales by DP&L in our service territory (c)	515,372	10,659	514,371	10,588

(a)	Customers at the end of each period.

(b)	DPLER’s customer mix has shifted from high-volume industrial consumers to lower volume residential consumers.

(c)
The volumes supplied by DPLER represent approximately 29% and 41% of DP&L’s total distribution volumes during the nine months ended September 30, 2015 and 2014, respectively. We cannot determine the extent to which customer switching to CRES providers will occur in the future and the effect this will have on our operations, but any additional switching could have a significant adverse effect on our future results of operations, financial condition and cash flows.

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

Income Statement Highlights – DPL

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014
Revenues:
Retail	$279.7	$351.9	$878.5	$1,044.9
Wholesale	76.2	65.1	226.7	144.8
RTO revenues	18.3	18.5	53.8	64.0
RTO capacity revenues	37.3	41.2	114.3	68.5
Other revenues	2.6	2.6	8.3	8.3
Other mark-to-market losses	—	(0.1)	(0.1)	(0.9)
Total revenues	414.1	479.2	1,281.5	1,329.6
Cost of revenues:
Fuel costs	72.1	85.3	203.2	236.1
Gains from the sale of coal	(0.5)	(0.3)	(0.7)	(0.4)
Mark-to-market losses / (gains)	(0.2)	0.1	(0.3)	0.2
Total fuel	71.4	85.1	202.2	235.9

Purchased power	82.4	76.2	281.9	264.8
RTO charges	24.4	37.6	79.5	125.7
RTO capacity charges	35.5	37.9	94.2	68.5
Mark-to-market losses	3.1	2.0	4.6	7.2
Total purchased power	145.4	153.7	460.2	466.2

Amortization of intangibles	—	0.3	—	0.9

Total cost of revenues	216.8	239.1	662.4	703.0

Gross margin (a)	$197.3	$240.1	$619.1	$626.6

Gross margin as a percentage of revenues	48%	50%	48%	47%

Operating income / (loss)	$40.3	$90.5	$166.0	$9.3

(a)
For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity during warmer and colder weather than they do during mild temperatures. Therefore, our retail sales volume is impacted by the number of heating and cooling degree days occurring during a year. Cooling degree days typically have a more significant impact than heating degree days since some residential customers do not use electricity to heat their homes.

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Heating degree days (a)	35	81	3,707	3,902
Cooling degree days (a)	637	576	1,048	968

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2015 v 2014	2015 v 2014
Retail
Rate	$(18.6)	$(5.3)
Volume	(53.1)	(154.3)
Other miscellaneous	(0.5)	(6.8)
Total retail change	(72.2)	(166.4)

Wholesale
Rate	0.4	24.0
Volume	10.7	57.9
Total wholesale change	11.1	81.9

RTO capacity & other
RTO capacity and other revenues	(4.1)	35.6

Other
Unrealized MTM	0.1	0.8
Total other revenue	0.1	0.8

Total revenues change	$(65.1)	$(48.1)

During the three months ended September 30, 2015, Revenues decreased $65.1 million to $414.1 million from $479.2 million in the same period of the prior year. This decrease was primarily the result of the sale of MC Squared on April 1, 2015, as well as lower retail revenue at DPLER due to the impact of customer switching. These decreases were partially offset by increased wholesale sales. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $72.2 million primarily due to the sale of MC Squared on April 1, 2015, which had sales of $35.8 million in the three months ended September 30, 2014. In addition, volumes decreased due to a loss of DPLER customers both within and outside of DP&L’s service territory. DP&L continues to provide distribution service to all customers within its service territory. Also contributing to the decrease is lower retail revenue for DP&L's SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate and higher cost recoveries at DP&L in the prior year. These decreases were partially offset by an increase in retail sales volume due to weather as cooling degree days were 11% higher.

•
Wholesale revenues increased $11.1 million, due to a $10.7 million volume increase, as 60% of DP&L's SSO load is now being served through the competitive bid process compared to 10% during 2014, allowing excess generation to be sold in the wholesale market. This was partially offset by net generation being lower by 17% due to the 2014 sale of East Bend, the closing of Beckjord and the impact of unplanned outages.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $4.1 million. This decrease was primarily the result of a $3.8 million decrease in revenues from the PJM capacity auction. Although the per megawatt capacity prices that became effective in June 2015 were $136/day, compared to $126/day in June 2014, the decrease is a result of the 2014 sale of East Bend and the closing of Beckjord, as well as lower commercial availability due to unplanned outages as noted above, which caused the overall capacity to be less.

During the nine months ended September 30, 2015, Revenues decreased $48.1 million to $1,281.5 million from $1,329.6 million in the same period of the prior year. This decrease was primarily the result of decreased retail revenues partially offset by increased wholesale and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $166.4 million primarily due to the sale of MC Squared on April 1, 2015. MC Squared had sales of $64.6 million during the period after April 1, 2014 through September 30, 2014. In addition, volumes decreased driven by a loss of DPLER customers both within and outside of DP&L’s service territory. DP&L continues to provide distribution service to all customers within its service territory. Also contributing to the decrease is a 5% decrease in heating degree days compared to the same period in 2014, lower retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate and higher cost recoveries at DP&L in the prior year.

•
Wholesale revenues increased $81.9 million due to a $57.9 million increase in volume and a favorable price variance of $24.0 million. The increase in volume is primarily driven by 60% of DP&L's SSO load being served through the competitive bid process compared to 10% during 2014, allowing excess generation to be sold in the wholesale market. This was partially offset by a 15% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend, the closing of Beckjord, as well as increased unplanned outages. The year over year price increase is a result of the impact of realized derivative losses in 2014 largely due to extreme weather during January of 2014.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $35.6 million. This increase was primarily the result of a $45.8 million increase in revenues realized from the PJM capacity auction The per megawatt capacity prices that became effective in June 2015 were $136/day, compared to $126/day in June 2014 and $28/day in June 2013. This increase was offset by a $10.1 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher due to extreme weather.

DPL – Cost of Revenues
During the three months ended September 30, 2015, Cost of Revenues decreased $22.3 million, or 9%, compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $13.7 million, or 16%, primarily due to a 17% decrease in internal generation at our plants, partially offset by a 2% increase in average fuel cost per MWh.

•
Net purchased power decreased $8.3 million, or 5%, primarily due to decreased other RTO charges of $13.2 million as a result of higher transmission and congestion charges incurred in 2014. In addition, RTO capacity charges decreased $2.4 million driven by our decreased load obligations for retail customers in 2015, partially offset by a $7.3 million PJM penalty accrual associated with low plant availability in 2015 and higher RTO capacity prices, as noted above. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. These RTO-related decreases were partially offset by a $6.2 million increase in purchased power due to a $10.7 million increase in price, partially offset by a $4.5 million decrease in volume attributable to decreased power purchased to sell to DPLER, as a result of the sale of MC Squared and decreased customers in 2015 compared to the same period in 2014, partially offset by volume increases driven by increased power purchased to source our SSO load through the competitive bid process. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

For the nine months ended September 30, 2015, Cost of Revenues decreased $40.6 million, or 6%, compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $33.7 million, or 14%, primarily due to a 15% decrease in internal generation at our plants partially offset by a 2% increase in average fuel cost per MWh.

•
Net purchased power decreased $6.0 million, or 1%, due to a $46.2 million decrease in other RTO charges and a $2.6 million decrease in net MTM losses. These decreases were partially offset by a $17.1 million increase in purchased power, due to an $18.8 million price increase, partially offset by a $1.7 million volume decrease attributable to decreased power purchased to sell to DPLER, as a result of the sale of MC Squared and decreased customers in 2015 compared to the same period in 2014, partially offset by volume increases driven by increased power purchased to source our SSO load through the competitive bid process. In addition, there were increased RTO capacity charges of $25.7 million driven by a $7.3 million PJM penalty associated with low plant availability in 2015 and higher RTO capacity prices, partially offset by a decreased load obligations for retail customers in 2015. As noted above, RTO capacity prices are set by an annual auction. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

DPL – Operation and Maintenance
The following table provides a summary of changes in operation and maintenance expense from the prior year periods:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2015 v 2014	2015 v 2014

Low-income payment program (a)	$(4.4)	$(14.9)
Competitive retail operations	(1.2)	(7.7)
Alternative energy and energy efficiency programs (a)	3.5	0.5
Retirement benefits	0.3	(2.1)
Maintenance of overhead transmission and distribution lines	2.4	(2.9)
Deferred storm costs (a)	4.4	13.1
Other, net	2.4	0.8
Total change in operation and maintenance expense	$7.4	$(13.2)

(a)	There is a corresponding offset in Revenues associated with these programs.

During the three months ended September 30, 2015, Operation and maintenance expense increased $7.4 million, compared to the same period in the prior year. This variance was primarily the result of:

•	increased expenses for the alternative energy and energy efficiency programs,

•	increased costs associated with our retirement benefit plans,

•	increased maintenance of overhead transmission and distribution lines primarily due to storms in the third quarter of 2015, and

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates.

These decreases were partially offset by:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider, and

•	decreased marketing, customer maintenance and labor costs associated with the competitive retail business.

During the nine months ended September 30, 2015, Operation and maintenance expense decreased $13.2 million, compared to the same period in the prior year. This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,

•	decreased marketing, customer maintenance and labor costs associated with the competitive retail business,

•	decreased costs associated with our retirement benefit plans, and

•	decreased maintenance of overhead transmission and distribution lines primarily due to storms in the first quarter of 2014.

These decreases were partially offset by:

•	increased expenses for the alternative energy and energy efficiency programs, and

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates.

•	increased expenses for the alternative energy and energy efficiency programs.

DPL – Depreciation and Amortization
For the three months ended September 30, 2015, Depreciation and amortization expense did not change significantly from the same period in the prior year. Depreciation expense decreased due to the sale of the East Bend Plant and the retirement of the Beckjord Plant; this decrease was offset by increased depreciation associated with increased ARO assets and net plant additions.

For the nine months ended September 30, 2015, Depreciation and amortization expense did not change significantly from the same period in the prior year. Depreciation expense decreased due to the sale of the East Bend Plant and the retirement of the Beckjord Plant; this decrease was offset by increased depreciation associated with increased ARO assets and net plant additions.

DPL – General Taxes
For the three months ended September 30, 2015, General taxes did not change significantly from the same period in the prior year.

For the nine months ended September 30, 2015, General taxes decreased $2.5 million compared to the same period in the prior year. The decrease was primarily due to a 2014 adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 partially offset by higher property tax accruals for 2015 compared to 2014.

DPL – Interest Expense
Interest expense during the three months ended September 30, 2015 decreased $4.2 million compared to the same period in the prior year. This was primarily driven by debt prepayments and the refinancing of certain debt.

Interest expense during the nine months ended September 30, 2015 decreased $5.5 million compared to the same period in the prior year. This was primarily driven by debt prepayments and the refinancing of certain debt, partially offset by an increase related to the recovery of previously deferred carrying costs on regulatory assets of $1.3 million.

DPL – Income Tax Expense
For the three and nine months ended September 30, 2015, Income tax expense increased $41.3 million and decreased $16.2 million, respectively, compared to the same periods in the prior year, primarily due to the application of an estimated annual Effective Tax Rate (ETR) approach in accordance with ASC 740-270, Interim Reporting. The ETR for 2015 is estimated to be 30.8% as compared to the estimated ETR applied to the prior year period of (42.3)%. The primary factor impacting the 2014 ETR was the non-deductible goodwill impairment recorded in the first quarter of 2014. There were several adjustments recorded in 2015 that also contributed to the overall decrease in tax expense in the nine month period, the most significant of which were the tax effects due to the sale of MC Squared of $5.6 million and an anticipated refund of $2.2 million from the IRS for the filing of an amended 2011 predecessor tax return for the inclusion of the domestic manufacturing deduction.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL’s two segments are the Utility segment, comprised of its DP&L subsidiary, and the Competitive Retail segment, comprised of its competitive retail electric service subsidiaries. These segments are discussed further below:

Utility Segment
The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and distribute electricity to residential, commercial, industrial and governmental customers. DP&L generates electricity at five coal-fired power plants and distributes electricity to more than 515,000 retail customers who are located in a 6,000 square mile area of west central Ohio. During 2015, DP&L is required to source 60% of the generation for its SSO customers through a competitive bid process, followed by 100% beginning in 2016. By PUCO order, DP&L is required to divest its generation assets by January 1, 2017. DP&L also sells electricity to DPLER and any excess energy and capacity is sold into the wholesale market. DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

Competitive Retail Segment
The Competitive Retail segment was comprised of the DPLER and MC Squared competitive retail electric service businesses which sell retail electric energy under contract to residential, commercial, industrial and governmental customers who have selected DPLER or MC Squared as their alternative electric supplier. On April 1, 2015, DPLER closed on the sale of MC Squared. MC Squared, a Chicago-based retail electricity supplier, served more than 116,000 customers in Northern Illinois while it was owned by DPLER. As of September 30, 2015, the Competitive Retail segment sold electricity to approximately 128,000 customers currently located throughout Ohio. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.

DP&L sells power to DPLER and sold power to MC Squared under wholesale agreements. Under these agreements, intercompany sales from DP&L to DPLER (and previously to MC Squared) are based on fixed-price contracts for each DPLER contract. The price approximates market prices for wholesale power at the inception of each customer’s contract. The operations of the Competitive Retail segment are not subject to cost-of-service rate regulation by federal or state regulators.

Other
Included within Other are businesses that do not meet the GAAP requirements for separate disclosure as reportable segments as well as certain corporate costs, which include amortization of intangibles recognized in conjunction with the Merger and interest expense on DPL’s debt.

Management primarily evaluates segment performance based on gross margin.

See Note 11 of Notes to DPL’s Condensed Consolidated Financial Statements for further discussion of DPL’s reportable segments.

The following tables presents DPL’s gross margin by business segment:

	Three months ended
	September 30,		Increase /
	2015	2014	(Decrease)
Utility	$177.7	$218.0	$(40.3)
Competitive Retail	10.4	12.6	(2.2)
Other	10.0	10.3	(0.3)
Adjustments and eliminations	(0.8)	(0.8)	—
Total consolidated	$197.3	$240.1	$(42.8)

	Nine months ended
	September 30,		Increase /
	2015	2014	(Decrease)
Utility	$561.4	$567.8	$(6.4)
Competitive Retail	27.5	34.9	(7.4)
Other	32.7	26.4	6.3
Adjustments and eliminations	(2.5)	(2.5)	—
Total consolidated	$619.1	$626.6	$(7.5)

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

Income Statement Highlights – Competitive Retail Segment

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2015	2014	2015	2014
Revenues:
Retail	$77.0	$140.7	$273.6	$414.9
RTO and other	—	0.6	0.9	—
Total revenues	77.0	141.3	274.5	414.9
Cost of revenues:
Purchased power	66.6	128.7	247.0	380.0

Gross margin (a)	10.4	12.6	27.5	34.9

Operation and maintenance expense	6.0	7.2	18.3	26.0
Other expense / (income)	0.2	0.9	0.9	2.6
Total expenses	6.2	8.1	19.2	28.6

Earnings before income tax	4.2	4.5	8.3	6.3
Income tax expense / (benefit)	1.6	1.5	(2.6)	2.1
Net income	$2.6	$3.0	$10.9	$4.2

Gross margin as a percentage of revenues	14%	9%	10%	8%

(a)
For purposes of discussing operating results, we present and discuss gross margins. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

Competitive Retail Segment – Revenue
For the three months ended September 30, 2015, the segment’s retail revenues decreased $64.3 million, or 46%, compared to the same period in the prior year, primarily due to the sale of MC Squared on April 1, 2015, which had sales of $35.8 million in the three months ended September 30, 2014, as well as decreased customer contract renewals in Ohio markets. The Competitive Retail segment sold approximately 1,391 million kWh of power to approximately 128,000 customers for the three months ended September 30, 2015 compared to approximately 2,498 million kWh (which included 571 million kWh for MC Squared) of power to more than 274,000 customers (which included approximately 117,000 MC Squared customers) during the same period of the prior year.

For the nine months ended September 30, 2015, the segment’s retail revenues decreased $140.4 million, or 34%, compared to the same period in the prior year, primarily due to decreased customer contract renewals in Ohio and the sale of MC Squared on April 1, 2015, which had sales of $64.5 million in the six months ended September 30, 2014. In addition there were weather related volume decreases. The Competitive Retail segment sold approximately 4,762 million kWh (which included 500 million kWh for MC Squared) of power to approximately 128,000 customers for the nine months ended September 30, 2015 compared to approximately 7,614 million kWh (which included 1,728 million kWh for MC Squared) of power to more than 274,000 customers (which included approximately 117,000 MC Squared customers) customers during the same period of the prior year.

Competitive Retail Segment – Purchased Power
For the three months ended September 30, 2015, the segment’s purchased power decreased $62.1 million, or 48%, compared to the same period in the prior year primarily due to the sale of MC Squared and a loss of DPLER customers both within and outside of DP&L’s service territory. The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L.

For the nine months ended September 30, 2015, the segment’s purchased power decreased $133.0 million, or 35%, compared to the same period in the prior year primarily due to the sale of MC Squared.

Competitive Retail Segment – Operation and Maintenance
For both the three and nine months ended September 30, 2015, DPLER’s operation and maintenance expenses decreased compared to the same period in the prior year, primarily due to decreased marketing and sales expense, as well as the sale of MC Squared.

Competitive Retail Segment – Income Tax Expense
For the three months ended sep, the segment's income tax expense did not change significantly from the same period in the prior year.

For the nine months ended September 30, 2015, the segment’s income tax expense decreased $4.7 million compared to the same period in the prior year primarily due to the discrete adjustment for the sale of MC Squared in the amount of $5.6 million. This decrease is partially offset by an increase to expense due to higher pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2015	2014	2015	2014
Revenues:
Retail	$203.6	$212.2	$607.5	$632.5
Wholesale	138.9	191.0	451.4	502.8
RTO revenues	16.4	17.8	50.3	60.1
RTO capacity revenues	30.3	34.1	93.4	56.8
Other mark-to-market gains	—	(0.2)	—	0.3
Total revenues	389.2	454.9	1,202.6	1,252.5
Cost of revenues:
Fuel costs	69.7	84.7	189.9	227.6
Gains from the sale of coal	(0.5)	(0.3)	(0.7)	(0.4)
Mark-to-market losses / (gains)	(0.2)	0.1	(0.3)	0.2
Total fuel	69.0	84.5	188.9	227.4

Purchased power	82.1	75.3	280.5	260.2
RTO charges	24.0	37.5	75.8	122.0
RTO capacity charges	33.4	37.4	91.4	67.9
Mark-to-market losses	3.0	2.2	4.6	7.2
Total purchased power	142.5	152.4	452.3	457.3

Total cost of revenues	211.5	236.9	641.2	684.7

Gross margin (a)	$177.7	$218.0	$561.4	$567.8

Gross margin as a percentage of revenues	46%	48%	47%	45%

Operating Income	$28.5	$75.5	$130.9	$126.6

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2015 v 2014	2015 v 2014
Retail
Rate	$(17.3)	$(18.4)
Volume	9.1	1.0
Other miscellaneous	(0.4)	(7.6)
Total retail change	(8.6)	(25.0)

Wholesale
Rate	(12.6)	15.4
Volume	(39.5)	(66.8)
Total wholesale change	(52.1)	(51.4)

RTO capacity & other
RTO capacity and other revenues	(5.0)	26.5

Total revenues change	$(65.7)	$(49.9)

For the three months ended September 30, 2015, Revenues decreased $65.7 million to $389.2 million from $454.9 million in the same period in the prior year. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $8.6 million as a result of a price decrease of $17.3 million due to higher recovery of transmission costs in the prior year and a decrease in the 2015 USF program recovery rate combined with lower retail revenue for SSO customers as the competitive auction rate, which represents 60% of our SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate. These decreases were partially offset by a price increase driven by recovery of deferred storm costs in 2015. The overall price decrease was partially offset by a volume increase of $9.1 million driven by weather.

•
Wholesale revenues decreased $52.1 million, $39.5 million primarily due to a decrease in volume driven by decreased intercompany sales to DPLER, as a result of the sale of MC Squared and decreased customers in 2015 compared to the same period in 2014 and an 18% decrease in net generation from DP&L’s co-owned and operated plants due to the 2014 sale of East Bend, the closing of Beckjord and increased unplanned outages. These decreases were partially offset by increased sales resulting from 60% of SSO load being served through the competitive bid process compared to 10% during 2014 allowing excess generation to be sold in the wholesale market. In addition, there was a $12.6 million decrease due to price.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $5.0 million. This decrease was primarily the result of a $3.8 million decrease in revenues from the PJM capacity auction due to lower overall capacity as a result of the 2014 sale of East Bend and the closing of Beckjord, as well as lower commercial availability due to unplanned outages as noted above. This was partially offset by increased capacity prices as the per megawatt capacity prices that became effective in June 2015 were $136/day, compared to $126/day in June 2014.

For the nine months ended September 30, 2015, Revenues decreased $49.9 million to $1,202.6 million from $1,252.5 million in the same period in the prior year. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $25.0 million primarily due to lower retail prices due to higher recovery of transmission costs in the prior year and a decrease in the 2015 USF program recovery rate combined with decreased retail revenue for SSO customers as the competitive auction rate, which represents 60% of our

SSO load in 2015 compared to 10% in 2014, is lower than our non-auction generation rate. These decreases were partially offset by a price increase driven by recovery of deferred storm costs in 2015.

•
Wholesale revenues decreased $51.4 million due to a $66.8 million decrease in volume, partially offset by a favorable price variance of $15.4 million. The decrease in volume is driven by decreased intercompany sales to DPLER and a 17% decrease in net generation from DP&L’s co-owned and operated plants primarily due to the 2014 sale of East Bend and the closing of Beckjord as well as increased unplanned outages, partially offset by increased sales resulting from 60% of SSO load being served through the competitive bid process compared to 10% during 2014 allowing excess generation to be sold in the wholesale market. The year over year price increase is a result of the impact of realized derivative losses in 2014 largely due to extreme weather during January 0f 2014.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, increased $26.5 million. This increase was primarily the result of a $36.6 million increase in revenues realized from the PJM capacity auction offset by a $9.8 million decrease in RTO transmission and congestion revenue, as 2014 congestion revenue charges were higher due to extreme weather. The per megawatt capacity prices for the PJM base residual auction for the 2015-2016 delivery year that became effective in June of 2015 were $136/day, compared to $126/day in June of 2014 and $28/day per day in June of 2013.

DP&L – Cost of Revenues
For the three months ended September 30, 2015, Cost of Revenues decreased $25.4 million, or 11%, compared to the same period in the prior year:

•	Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $15.5 million, or 18%, primarily due to an 18% decrease in internal generation at our plants.

•
Net purchased power decreased $9.9 million, or 6%, due largely to a $4.3 million volume decrease attributable to decreased power purchased to sell to DPLER, as a result of the sale of MC Squared and decreased customers in 2015 compared to the same period in the prior year, partially offset by volume increases driven by increased power purchased to source our SSO load through the competitive bid process. In addition, other RTO charges decreased $13.5 million and RTO capacity charges decreased $4.0 million driven by our decreased load obligations for retail customers in 2015, partially offset by a $7.3 million PJM penalty accrual associated with low plant availability in 2015 and higher RTO capacity prices. These decreases were partially offset by an $11.1 million increase due to higher average prices compared to the same period in 2014 and a slight increase in net MTM losses. As noted above, RTO capacity prices are set by an annual auction. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

For the nine months ended September 30, 2015, Cost of Revenues decreased $43.5 million, or 6%, compared to the same period in the prior year:

•	Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $38.5 million, or 17%, primarily due to a 17% decrease in internal generation at our plants.

•
Net purchased power decreased $5.0 million, or 1%, due largely to a $46.2 million decrease in other RTO charges and a $2.6 million decrease in net MTM losses. These decreases were partially offset by a $20.3 million increase in purchased power, due to a $21.9 million price increase, partially offset by a $1.6 million volume decrease, and increased RTO capacity charges of $23.5 million driven by a $7.3 million PJM penalty accrual associated with low plant availability in 2015 and higher RTO capacity prices, partially offset by decreased load obligations for retail customers in 2015. As noted above, RTO capacity prices are set by an annual auction. RTO charges are incurred as a member of PJM and include costs associated with our load obligations for retail customers. We purchase power for our SSO load sourced through the competitive bid process and to satisfy retail sales volume when generating facilities are not available due to planned and unplanned outages, when market prices are below the marginal costs associated with our generating facilities, or to meet high customer demand.

DP&L – Operation and Maintenance
The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2015 v 2014	2015 v 2014

Low-income payment program (a)	$(4.4)	$(14.9)
Alternative energy and energy efficiency programs (a)	3.5	0.5
Retirement benefits	0.5	(1.5)
Maintenance of overhead transmission and distribution lines	2.4	(2.9)
Deferred storm costs (a)	4.4	13.1
Other, net	2.2	1.4
Total change in operation and maintenance expense	$8.6	$(4.3)

(a)	There is a corresponding offset in Revenues associated with these programs.

For the three months ended September 30, 2015, Operation and maintenance expense increased $8.6 million, compared to the same period in the prior year. This variance was primarily the result of:

•	increased expenses for the alternative energy and energy efficiency programs,

•	increased costs associated with our retirement benefits plan,

•	increased maintenance of overhead transmission and distribution lines primarily due to storms in the third quarter of 2015, and

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates.

These increases were partially offset by:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider.

For the nine months ended September 30, 2015, Operation and maintenance expense decreased $4.3 million, compared to the same period in the prior year. This variance was primarily the result of:

•	decreased expenses for the low-income payment program which is funded by the USF revenue rate rider,

•	decreased costs associated with our retirement benefits plan,

•	and decreased maintenance of overhead transmission and distribution lines primarily due to storms in the first quarter of 2014.

These decreases were partially offset by:

•	increased expenses for the alternative energy and energy efficiency programs, and

•	increased storm costs, which were previously deferred but are now being recognized as they are recovered through customer rates.

DP&L – Depreciation and Amortization
For the three months ended September 30, 2015, Depreciation and amortization expense decreased $1.8 million compared to the same period in the prior year primarily due to the sale of the East Bend Plant and the retirement of the Beckjord Plant, partially offset by increased depreciation associated with increased ARO assets and net plant additions.

For the nine months ended September 30, 2015, Depreciation and amortization expense decreased $4.7 million compared to the same period in the prior year primarily due to the sale of the East Bend Plant and the retirement of the Beckjord Plant, partially offset by increased depreciation associated with increased ARO assets and net plant additions.

DP&L – General Taxes
For the three months ended September 30, 2015, General taxes did not change significantly from the same period in the prior year.

For the nine months ended September 30, 2015, General taxes decreased $2.1 million compared to the same period in the prior year. The decrease was primarily due to a 2014 adjustment to the 2013 estimated property tax liability to adjust estimates to actual payments made in 2014 partially offset by higher property tax accruals for 2015 compared to the prior year.

DP&L – Interest Expense
Interest expense during the three months ended September 30, 2015 decreased $2.5 million compared to the same period in the prior year. This was primarily driven by debt prepayments and the refinancing of certain debt as well as the timing of deferrals and recoveries of carrying charges on DP&L’s regulatory riders. Deferrals of carrying charges are recorded as a decrease to interest expense, while recoveries are recorded as an increase to interest expense.

Interest expense during the nine months ended September 30, 2015 decreased $0.9 million compared to the same period in the prior year. This was primarily driven by debt prepayments and the refinancing of certain debt as well as the timing of deferrals and recoveries of carrying charges on DP&L’s regulatory riders.

DP&L – Income Tax Expense
For the three months ended September 30, 2015, Income tax expense decreased $12.3 million compared to the same period in the prior year primarily due to lower pre-tax income in 2015 and an anticipated refund from the IRS for the filing of an amended 2011 predecessor tax return to include the domestic manufacturing deduction. Partially offsetting the decrease is the 2014 adjustment to the tax reserves which did not occur in 2015.

For the nine months ended September 30, 2015, Income tax expense increased $1.9 million compared to the same period in the prior year primarily due to a 2014 adjustment to the tax reserves which did not occur in 2015. Partially offsetting the 2014 adjustment is the anticipated refund from the IRS for the filing of an amended 2011 predecessor tax return to include the domestic manufacturing deduction.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

Net cash from operating activities
The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes. For the nine months ended September 30, 2015, net cash from operating activities increased $86.0 million compared to the net cash from operating activities for the nine months ended September 30, 2014 and was primarily driven by higher net income adjusted for depreciation and amortization, the impact of deferred income taxes, 2014 impairments, increased supplier security deposits related to the competitive bid process and the timing of collections year over year.

Net cash from investing activities
Capital expenditures, primarily related to transmission and distribution continue to be our principal use of cash related to investing activities. For the nine months ended September 30, 2015, there was a $3.9 million decrease in net cash used by investing activities compared to the nine months ended September 30, 2014, primarily driven by the change in restricted cash year over year and less purchases of renewable energy credits in 2015, partially offset by increased capital expenditures in 2015.

Net cash from financing activities
During the nine months ended September 30, 2015, DPL issued $125.0 million of long-term debt and paid $160.0 million of long-term debt related to the refinancing of its term loan. DP&L issued $200.0 million of long-term debt and paid $314.5 million for the retirement of long-term debt. In addition, DP&L borrowed $50.0 million from its revolving credit facilities and repaid $40.0 million, and paid dividends on its preferred stock and on its common stock to its parent, DPL.

During the nine months ended September 30, 2014, DPL borrowed and repaid $115.0 million to revolving credit facilities and also repaid $30.0 million on its term loan. In addition, DP&L borrowed and subsequently repaid $15.0 million from DPL and paid dividends and preferred stock to its parent, DPL.

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

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of filing date
DP&L	Revolving	July 2020	$175.0	$163.6
DPL	Revolving	July 2020	205.0	202.7
			$380.0	$366.3

DP&L has an unsecured revolving credit agreement with a syndicated bank group. Prior to refinancing the facility on July 31, 2015, as discussed below, this facility had a $300.0 million borrowing limit, a five-year term expiring on May 10, 2018, a $100.0 million letter of credit sublimit and a feature that provided DP&L the ability to increase the size of the facility by an additional $100.0 million.

On July 31, 2015, DP&L refinanced its revolving credit facility, reducing the total size from $300.0 million to $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million, and extending the life of the facility from May 2018 to July 2020. At September 30, 2015, DP&L had drawn $10.0 million under this facility and had two letters of credit in the amount of $1.4 million outstanding, with the remaining $163.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2015 or 2014.

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

On July 31, 2015, DPL refinanced its revolving credit facility, increasing the total size from $100.0 million to $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by DPLE secured by assets of DPLE. On October 29, 2015, DPL further secured the credit facility through a leasehold mortgage on additional assets of DPLE. The refinancing extended the life of the facility from May 2018 to July 2020. DPL's new credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019.

Cash and cash equivalents for DPL and DP&L amounted to $43.0 million and $10.7 million, respectively, at September 30, 2015. At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

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

DPL is projecting to spend an estimated $469.0 million in capital projects for the period 2015 through 2017, of which $383.0 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member. DP&L anticipates spending approximately $6.8 million within the next five years to reinforce its 138 kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA ratio that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down to not exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of September 30, 2015, the financial covenant was met with a ratio of 5.13 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense ratio that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of September 30, 2015, this financial covenant was met with a ratio of 3.31 to 1.00.

DP&L’s revolving credit facility has two financial covenants. Prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total debt to Total Capitalization may not be greater than 0.75 to 1.00 at any time, except that required compliance with this financial covenant shall be suspended if DP&L maintains a rating of BBB- (or in the case of Moody’s Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility. As of September 30, 2015, DP&L met this financial covenant with a ratio of 0.39 to 1.00. This covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s shareholder’s equity and total debt. The above covenant was retained in DP&L’s revolving credit facility refinanced on July 31, 2015, and was modified only such that this covenant shall also be suspended between January 1, 2017 and December 31, 2017, if during this same time  DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million.

The DP&L revolving credit facility also has an EBITDA to Interest Expense financial covenant that will be calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00. As of September 30, 2015, this covenant was met with a ratio of 10.83 to 1.00.

Debt and Credit Ratings
The following table presents the debt ratings and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BB(a) / BB-(b)	BBB (c)	Stable	August 2015 / September 2014 (d)
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Stable	October 2015
Standard & Poor's Financial Services LLC	BB (b)	BBB- (c)	Stable	May 2014

The following table presents the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	B+	BB+	Stable	August 2015 / September 2014 (d)
Moody's Investors Service, Inc.	Ba3	Baa3	Stable	October 2015
Standard & Poor's Financial Services LLC	BB	BB	Stable	May 2014

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

(d)	DPL ratings were updated in August 2015; DP&L ratings have not been updated since September 2014.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2015 under contract; sales requirements may change. The majority of the contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustments. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix. To the extent we are not able to recover increases through our fuel and purchased power recovery rider that began in January 2010, our results of operations, financial condition or cash flows could be materially affected.

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

A 10% increase or decrease in the market price of our FTRs at September 30, 2015 would not have a significant effect on Net income.

At September 30, 2015, a 10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $12.3 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of $4.0 million.

Wholesale Revenues
Energy in excess of the needs of existing retail customers and contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales

DPL	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Percent of electric revenues from wholesale market	27%	22%	27%	16%

DP&L	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Percent of electric revenues from wholesale market	43%	49%	45%	45%

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2015, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power (DP&L’s electric revenues in the wholesale market are reduced for sales to DPLER), including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale (note that the share of the internal generation used to meet the DPLER wholesale sale would not be affected by the 10% change in wholesale prices):

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$14.0	$12.8

Capacity Revenues and Costs
As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers. PJM, which has a delivery year that runs from June 1 to May 31, has conducted auctions for capacity through the delivery year. The clearing prices for capacity during the PJM delivery periods from 2014/15 through 2018/19 are as follows:

	PJM Delivery Year
($/MW-day)	2014/15	2015/16	2016/17	2017/18	2018/19
Capacity clearing price	$126	$136	$134	$152	$165

Our computed average capacity prices by calendar year are reflected in the following table:

	Calendar Year
($/MW-day)	2014	2015	2016	2017	2018
Computed average capacity price	$85	$132	$135	$145	$159

The above tables reflect the capacity prices after the transitional auctions discussed earlier. Substantially all of DP&L's capacity cleared in the CP auction. The results of these auctions could have a significant effect on DP&L's revenues in the future.

Future RPM auction results are dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion and PJM’s RPM business rules. The volatility in the RPM capacity auction pricing has had and will continue to have a significant impact on DPL’s capacity revenues and costs. RPM costs and revenues associated with the DP&L portion of the SSO supply are included in the RPM rider which will be phased out as a result of SSO load being served via 100% competitive bid beginning January 2016. As discussed above, the FERC approved a proposal made by PJM to implement a new CP program. The FERC’s conditions on approval include requiring PJM to make additional filings to change certain energy market rules to coordinate better with the new CP program and to make annual filings on the CP performance hours used in its calculations.

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2015 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes, using the percent of SSO customers as of the balance sheet date and the percentage of our supply we are required to source through auction. We did not include the impact of a change in the RPM capacity costs since these costs will either be recovered through the RPM rider for SSO retail customers or recovered through the development of our overall energy pricing for customers who do not fall under the SSO.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$7.0	$5.7

Capacity revenues and costs are also impacted by, among other factors, the levels of customer switching, our generation capacity, the levels of wholesale revenues and our retail customer load. In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the nine months ended September 30, 2015 were 43% and 44%, respectively. We have a significant portion of projected 2015 fuel needs under contract. The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2015, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2015 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

Effective January 1, 2010, DP&L was allowed to recover its SSO retail customers’ share of fuel and purchased power costs as part of the fuel rider approved by the PUCO. As a result of customer switching and 60% of our SSO load being sourced through a competitive bid auction, less of DP&L’s fuel costs are recoverable from retail customers. Beginning January 1, 2016, 100% of the SSO will be sourced through a competitive bid, therefore at that time the fuel rider will be phased out.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) using the estimated SSO share of costs as of September 30, 2015 and the current 60% of SSO load sourced through the competitive bid auction, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$35.3	$35.6

Interest Rate Risk
As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $125.0 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of bank held pollution control bonds. The variable-rate bonds bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 5 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 5 of Notes to DP&L’s Condensed Financial Statements.

In the past, DPL partially hedged against interest rate fluctuations by entering into interest rate swap agreements to limit the interest rate exposure on the underlying financing activities. As of September 30, 2015, DPL has settled all outstanding interest rate swaps. Any additional credit rating downgrades could affect our liquidity and further increase our cost of capital.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The carrying value of DPL’s debt was $2,009.4 million at September 30, 2015, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. All of DPL’s debt was adjusted to fair value at the date of the Merger. The fair value of this debt at September 30, 2015 was $2,033.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations, subsequent to the refinancing discussed above, that are sensitive to interest rate changes:

DPL
	Principal payments due						At September 30, 2015
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2016	2017	2018	2019	2020	Thereafter	Amount	Value
Variable-rate debt	$—	$18.8	$25.0	$25.0	$256.2	$—	$325.0	$325.0
Average interest rate (a)	—%	2.4%	2.4%	2.4%	1.4%	—%
Fixed-rate debt	$445.1	$130.1	$0.1	$0.2	$200.2	$913.0	1,688.7	1,708.7
Average interest rate	1.9%	6.5%	4.2%	4.2%	6.7%	6.9%
Total							$2,013.7	$2,033.7

(a)	Based on rates in effect at September 30, 2015

The carrying value of DP&L’s debt was $762.9 million at September 30, 2015, consisting of its first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. The fair value of this debt was $764.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations, subsequent to the refinancing discussed in the "Financial Condition, Liquidity and Capital Requirements" section above, that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At September 30, 2015
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2016	2017	2018	2019	2020	Thereafter	Amount	Value
Variable-rate debt	$—	$—	$—	$—	$200.0	$—	$200.0	$200.0
Average interest rate (a)	—%	—%	—%	—%	1.1%	—%
Fixed-rate debt	$445.1	$0.1	$0.1	$0.2	$0.2	$117.4	563.1	564.3
Average interest rate	1.9%	4.2%	4.2%	4.2%	4.2%	4.7%
Total							$763.1	$764.3

(a)	Based on rates in effect at September 30, 2015

Debt maturities and repayments occurring in 2015 are discussed under "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS".

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at September 30, 2015 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of September 30, 2015, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At September 30, 2015		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt
Variable-rate debt	$325.0	$325.0	$3.3

Fixed-rate debt	1,684.4	1,708.7	17.1

Total	$2,009.4	$2,033.7	$20.4

DP&L	At September 30, 2015		One percent
	Carrying	Fair	interest rate
$ in millions	Value	Value	risk
Long-term debt
Variable-rate debt	$200.0	$200.0	$2.0

Fixed-rate debt	562.9	564.3	5.6

Total	$762.9	$764.3	$7.6

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,708.7 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $325.0 million variable-rate long-term debt outstanding as of September 30, 2015.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s 564.3 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $200.0 million variable-rate long-term debt outstanding as of September 30, 2015.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and goodwill and intangible assets. Refer to our Form 10-K for the year ended December 31, 2014 for a complete listing of our critical accounting policies and estimates. There have been no material changes to these critical accounting policies and estimates.

	ELECTRIC SALES AND CUSTOMERS
	DPL		DP&L (a)		DPLER (b)
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Electric Sales (millions of kWh)	4,349	5,134	4,297	5,112	1,391	2,498

Billed electric customers (end of period)	531,051	653,801	515,372	514,371	128,405	274,133

(a)
This table contains electric sales from DP&L’s generation and purchased power. DP&L sold 991 million kWh and 1,367 million kWh of power to DPLER during the three months ended September 30, 2015 and 2014, respectively, not included above to avoid duplication.

(b)	This chart includes all sales of DPLER, both within and outside of the DP&L service territory.

	ELECTRIC SALES AND CUSTOMERS
	DPL		DP&L (a)		DPLER (b)
	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Electric Sales (millions of kWh)	12,980	14,352	12,735	14,220	4,762	7,614

Billed electric customers (end of period)	531,051	653,801	515,372	514,371	128,405	274,133

(a)
This table contains electric sales from DP&L’s generation and purchased power. DP&L sold 3,094 million kWh and 4,366 million kWh of power to DPLER during the nine months ended September 30, 2015 and 2014, respectively, not included above to avoid duplication.

(b)	This chart includes all sales of DPLER and MC Squared, both within and outside of the DP&L service territory.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. As disclosed in our Form 10-K for the fiscal year ended December 31, 2014, management determined that a material weakness in internal control over financial reporting existed as of December 31, 2014 as a result of an incorrect formula within the spreadsheet used to support an account balance, creating an understatement of earnings. DPL determined that sufficient controls did not exist to identify this error in a timely manner; therefore this deficiency could have led to a material error in the financial statements. As evidenced by this material weakness, management concluded that, as of December 31, 2014, DPL did not maintain effective internal control over financial reporting. This material weakness did not result in any misstatements in our audited financial statements. In response to this material weakness, changes were made to our internal control over financial reporting, including enhancements to our journal entry and spreadsheet reviews. We has completed the documentation and testing of these corrective actions and as of September 30, 2015, has concluded that this material weakness has been remediated. There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management and our Board of Directors are committed to the continued improvement of DPL's overall system of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2014, and Form 10-Q for the three months ended March 31, 2015, six months ended June 30, 2015 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K and Form 10-Qs, and should be read in conjunction with such Form 10-K and Form 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 1 — Note 10 of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 of Notes to DP&L’s Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2014. As of September 30, 2015, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X		10(a)	Open-End Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing from DPL Energy, LLC to U.S. Bank National Association, dated as of October 29, 2015	Filed herewith as Exhibit 10 (a)
X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	November 4, 2015	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

	November 4, 2015	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	November 4, 2015	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 4, 2015	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

	November 4, 2015	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	November 4, 2015	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)