Form 10-K/A
period 2015-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2016-03-17
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

Documents incorporated by reference: None

This combined Form 10-K/A is separately filed by DPL Inc. and The Dayton Power and Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to a registrant other than itself.

THE REGISTRANTS MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K/A AND ARE THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

Explanatory Note

We are filing this Amendment No. 1 (“Form 10-K/A”) to our combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2016 (the “Form 10-K”), to correct the following inadvertent administrative error: the Reports of Independent Registered Public Accounting Firm previously filed with the Form 10-K have been amended to include the electronic signatures of Ernst & Young LLP on such reports for both DPL Inc. and The Dayton Power and Light Company, which signatures had been obtained prior to our filing the Form 10-K.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K that is amended by this Form 10-K/A is restated in its entirety, and this Form 10-K/A is accompanied by restated and re-executed certifications on Exhibits 31(a) – (d) and Exhibits 32(a) – (d) by our Chief Executive Officer and Chief Financial Officer.
This Form 10-K/A speaks as of the original filing date of the Form 10-K and does not reflect any events that may have occurred subsequent to the original filing date. Except as described above, no other changes have been made to the Form 10-K and we are not amending any other part of, or updating any other disclosures made in, the Form 10K.

DPL Inc. and The Dayton Power and Light Company

Amendment No. 1 to Annual Report on Form 10-K
Fiscal Year Ended December 31, 2015

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-K/A:

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

PART II

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

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, we have not filed as an exhibit to our Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis, but we hereby agree to furnish to the SEC on request any such instruments.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized

DPL Inc.

March 16, 2016	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

March 16, 2016	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)