Form 10-Q
period 2016-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2016-05-09
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-9052	DPL INC.	31-1163136
(An Ohio Corporation)
1065 Woodman Drive Dayton, Ohio 45432
937-259-7215

1-2385	THE DAYTON POWER AND LIGHT COMPANY	31-0258470
(An Ohio Corporation)
1065 Woodman Drive Dayton, Ohio 45432
937-259-7215

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

Each of DPL Inc. and The Dayton Power and Light Company is a voluntary filer that has filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of May 6, 2016, each registrant had the following shares of common stock outstanding:

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
Quarter Ended March 31, 2016

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2016

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns and operates peaking generation facilities from which it makes wholesale sales
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
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
DPLER
DPL Energy Resources, Inc., formerly a wholly-owned subsidiary of DPL which sold competitive electric energy and other energy services. DPLER was sold by DPL on January 1, 2016. The DPLER sale agreement was signed on December 28, 2015.

DP&L
The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio

Dths	Decatherms, unit of heat energy equal to 10 therms. One therm is equal to 100,000 British Thermal Units
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan is a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on February 23, 2016
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTRs	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America

GLOSSARY OF TERMS (cont.)

Term	Definition
GHG	Greenhouse Gas
kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NYMEX	New York Mercantile Exchange
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
RPM	Reliability Pricing Model. The Reliability Pricing Model was PJM’s capacity construct
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2016	2015

Revenues	$364.0	$482.9

Cost of revenues:
Fuel	66.9	76.4
Purchased power	121.9	193.3
Total cost of revenues	188.8	269.7

Gross margin	175.2	213.2

Operating expenses:
Operation and maintenance	88.5	87.0
Depreciation and amortization	33.4	33.8
General taxes	21.0	23.0
Other	0.1	0.4
Total operating expenses	143.0	144.2

Operating income	32.2	69.0

Other income / (expense), net
Investment loss	(0.1)	(0.2)
Interest expense	(26.3)	(30.5)
Charge for early retirement of debt	(2.6)	—
Other expense	(0.4)	(0.5)
Total other expense, net	(29.4)	(31.2)

Earnings from continuing operations before income taxes	2.8	37.8

Income tax expense from continuing operations	0.6	11.0

Net income from continuing operations	2.2	26.8

Discontinued operations (Note 11)
Income / (loss) from discontinued operations	(0.7)	3.6
Gain from disposal of discontinued operations	49.2	—
Income tax expense	18.9	1.7
Discontinued operations	29.6	1.9

Net income	$31.8	$28.7

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended March 31,
$ in millions	2016	2015
Net income	$31.8	$28.7
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.1) and $(0.3) for each respective period	0.2	0.5
Reclassification to earnings, net of income tax benefit of $0.0 and $0.2 for each respective period	(0.1)	(0.4)
Total change in fair value of available-for-sale securities	0.1	0.1
Derivative activity:
Change in derivative fair value, net of income tax expense of $(11.6) and $(0.1) for each respective period	21.5	0.1
Reclassification to earnings, net of income tax (expense) / benefit of $4.8 and $(0.3) for each respective period	(8.2)	0.6
Total change in fair value of derivatives	13.3	0.7
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.1) and $0.0 for each respective period	—	0.1
Total change in unfunded pension obligation	—	0.1
Other comprehensive income	13.4	0.9

Net comprehensive income	$45.2	$29.6

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$79.6	$32.4
Restricted cash	15.8	92.7
Accounts receivable, net (Note 2)	120.9	120.9
Inventories (Note 2)	90.1	109.1
Taxes applicable to subsequent years	59.6	81.2
Regulatory assets, current	0.4	14.4
Other prepayments and current assets	64.8	44.5
Assets held for sale, current	—	62.2
Total current assets	431.2	557.4

Property, plant & equipment:
Property, plant & equipment	2,927.4	2,909.0
Less: Accumulated depreciation and amortization	(461.4)	(432.3)
	2,466.0	2,476.7
Construction work in process	93.2	85.0
Total net property, plant & equipment	2,559.2	2,561.7
Other non-current assets:
Regulatory assets, non-current	183.1	179.9
Intangible assets, net of amortization	0.9	5.0
Other deferred assets	28.5	20.7
Total other non-current assets	212.5	205.6

Total assets	$3,202.9	$3,324.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$507.0	$572.8
Accounts payable	83.7	97.5
Accrued taxes	167.7	142.4
Accrued interest	28.8	21.4
Security deposits	19.9	15.2
Regulatory liabilities, current	20.9	24.4
Insurance and claims costs	5.6	5.9
Other current liabilities	63.8	54.5
Deposit received on sale of DPLER	—	75.5
Liabilities held for sale, current	—	1.6
Total current liabilities	897.4	1,011.2

Non-current liabilities:
Long-term debt (Note 5)	1,414.9	1,420.5
Deferred taxes	565.7	568.7
Taxes payable	42.8	84.1
Regulatory liabilities, non-current	128.1	127.0
Pension, retiree and other benefits	81.1	87.1
Other deferred credits	89.8	88.3
Total non-current liabilities	2,322.4	2,375.7

Redeemable preferred stock of subsidiary	18.4	18.4

Commitments and contingencies (Note 8)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Other paid-in capital	2,237.8	2,237.7
Accumulated other comprehensive income	30.8	17.4
Accumulated deficit	(2,303.9)	(2,335.7)
Total common shareholder's equity	(35.3)	(80.6)

Total liabilities and shareholder's equity	$3,202.9	$3,324.7

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2016	2015
Cash flows from operating activities:
Net income	$31.8	$28.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	33.4	35.0
Charge for early redemption of debt	2.4	—
Deferred income taxes	(9.2)	(1.0)
Gain on sale of business	(49.2)	—
Changes in certain assets and liabilities:
Accounts receivable	35.8	3.8
Inventories	19.0	5.2
Prepaid taxes	0.2	0.6
Taxes applicable to subsequent years	21.6	19.1
Deferred regulatory costs, net	4.8	11.4
Accounts payable	(7.6)	(20.4)
Accrued taxes payable	(13.5)	(24.7)
Accrued interest payable	7.3	6.8
Unamortized Investment tax credit	(0.1)	—
Insurance claims costs	(0.4)	—
Pension, retiree and other benefits	(4.5)	2.0
Other	11.2	(0.6)
Net cash provided by operating activities	83.0	65.9
Cash flows from investing activities:
Capital expenditures	(37.7)	(33.7)
Proceeds from sale of business	75.5	—
Purchase of renewable energy credits	(0.1)	(0.2)
Increase / (decrease) in restricted cash	1.3	(0.8)
Other investing activities, net	0.6	0.3
Net cash provided by / (used in) investing activities	39.6	(34.4)
Net cash from financing activities:
Retirement of long-term debt	(75.4)	—
Borrowings from revolving credit facilities	—	15.0
Repayment of borrowings from revolving credit facilities	—	(15.0)
Net cash provided by / (used in) financing activities	(75.4)	—
Cash and cash equivalents:
Net change	47.2	31.5
Balance at beginning of period	32.4	17.0
Cash and cash equivalents at end of period	$79.6	$48.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$19.2	$20.8
Income taxes paid / (refunded), net	$—	$—
Non-cash financing and investing activities:
Accruals for capital expenditures	$12.5	$11.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL’s one reportable segment is the Utility segment, comprised of its DP&L subsidiary. DPLER, which was DPL's competitive retail segment, was sold January 1, 2016. See Note 10 – Business Segments for more information relating to these reportable segments. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to approximately 518,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. DP&L is required to source 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market. On June 4, 2014, the PUCO issued an entry on rehearing which requires DP&L to separate its generation assets from its transmission and distribution assets no later than January 1, 2017.

DPL’s other significant subsidiaries include AES Ohio Generation, which owns and operates peaking generating facilities from which it makes wholesale sales of electricity, and MVIC, our captive insurance company that provides insurance services to DPL and our subsidiaries. DPL owns all of the common stock of its subsidiaries.

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

DPL and its subsidiaries employed 1,179 people as of March 31, 2016, of which 1,172 were employed by DP&L. Approximately 62% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. DP&L has undivided ownership interests in five coal-fired generating facilities, various peaking generating facilities and numerous transmission facilities, all of which are included in the financial statements at amortized cost, which was adjusted to fair value at the date of the Merger for DPL. Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

All material intercompany accounts and transactions are eliminated in consolidation.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2016; our results of operations for the three months ended March 31, 2016 and 2015 and our cash flows for the three months ended March 31, 2016 and 2015. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2016 may not be indicative of our results that will be realized for the full year ending December 31, 2016.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2016 and 2015 were $12.9 million and $14.0 million, respectively.

Related Party Transactions
DPL has issued debt to a wholly-owned business trust, DPL Capital Trust II. See Note 5 – Debt for further information.

New Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material impact on our consolidated financial statements:

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Adopted
ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
Given the absence of authoritative guidance within ASU 2015-03, this standard clarifies that the SEC Staff would not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset that is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Transition method: retrospective.
		January 1, 2016	Deferred financing costs related to lines-of-credit of approximately $3.1 million recorded within Other deferred assets were not reclassified.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30)
The standard simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the standard. Transition method: retrospective.
January 1, 2016
Deferred financing costs of approximately $2.1 million previously classified within Other prepayments and current assets and $14.0 million previously classified within Other deferred assets were reclassified to reduce the related debt liabilities.

ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810)
The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. Transition method: retrospective.
		January 1, 2016	There were no changes to the consolidation conclusions.
New Accounting Standards Issued But Not Yet Effective
2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This standard reduces the cost and complexity of applying guidance on identifying promised goods or services by and also includes implementation guidance on licensing.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. No transition method has been selected yet.
2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payment awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: Various.
		January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. No transition method has been selected yet.
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The standard clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and apply the control principle to certain types of arrangements. The amendments also re-frame the indicators to focus on evidence that an entity is acting as a principal rather than as an agent, revise existing examples and add new ones.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. No transition method has been selected yet.
ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments
This standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. When a call (put) option is contingently exercisable, an entity no longer has to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Transition method: a modified retrospective basis to existing debt instruments as of the effective date.
		January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard, but do not anticipate a material impact on our consolidated financial statements.
ASU No. 2016-05, Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. Transition method: prospective or a modified retrospective basis.
		January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard, but do not anticipate a material impact on our consolidated financial statements. No transition method has been selected yet.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
ASU No. 2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases which supersedes Topic 840, Leases, and introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Also, it amends certain disclosure requirements associated with the fair value of financial instruments. Transition: cumulative effect in Retained Earnings as of adoption or prospectively for equity investments without readily determinable fair value.
		January 1, 2018. Limited early adoption permitted.	We are currently evaluating the impact of adopting the standard, but do not anticipate a material impact on our consolidated financial statements.
ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard replaces the current lower of cost or market test with a lower of cost or net realizable value test. Transition method: prospectively.	January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. No transition method has been selected yet.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
$ in millions	2016	2015
Accounts receivable, net:
Unbilled revenue	$33.0	$43.3
Customer receivables	69.6	56.4
Amounts due from partners in jointly owned plants	11.4	16.0
Other	7.8	6.0
Provision for uncollectible accounts	(0.9)	(0.8)
Total accounts receivable, net	$120.9	$120.9
Inventories, at average cost:
Fuel and limestone	$52.7	$72.2
Plant materials and supplies	35.0	34.9
Other	2.4	2.0
Total inventories, at average cost	$90.1	$109.1

Accounts receivable of $31.0 million as of December 31, 2015 have been excluded from the above table as they have been reclassified as "Assets held for sale". See Note 11 – Discontinued Operations.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2016	2015
Gains and losses on Available-for-sale securities activity (Note 3):
	Other income	$(0.1)	$(0.6)
	Tax expense	—	0.2
	Net of income taxes	(0.1)	(0.4)
Gains and losses on cash flow hedges (Note 4):
	Interest expense	(0.2)	(0.2)
	Revenue	(17.2)	(0.3)
	Purchased power	4.4	1.4
	Total before income taxes	(13.0)	0.9
	Tax expense	4.8	(0.3)
	Net of income taxes	(8.2)	0.6
Amortization of defined benefit pension items (Note 7):
	Operation and maintenance	0.1	0.1
	Tax expense	(0.1)	—
	Net of income taxes	—	0.1

Total reclassifications for the period, net of income taxes		$(8.3)	$0.3

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2016 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2016	$0.4	$26.7	$(9.7)	$17.4

Other comprehensive income before reclassifications	0.2	21.5	—	21.7
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(8.2)	—	(8.3)
Net current period other comprehensive income	0.1	13.3	—	13.4

Balance March 31, 2016	$0.5	$40.0	$(9.7)	$30.8

Note 3 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2016 and December 31, 2015. Information about the fair value of our derivative instruments can be found in Note 4 – Derivative Instruments and Hedging Activities.

	March 31, 2016		December 31, 2015
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.2	$0.2
Equity securities	2.9	3.8	3.0	3.8
Debt securities	4.0	3.9	4.4	4.3
Hedge funds	0.3	0.3	0.4	0.4
Real estate	0.3	0.4	0.3	0.3
Total Assets	$7.6	$8.5	$8.3	$9.0
Liabilities
Debt	$1,921.9	$1,977.2	$1,993.3	$1,975.3

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Debt, which is presented at amortized carrying value.

Debt
Unrealized gains or losses are not recognized in the financial statements as debt is presented at cost, net of unamortized premium or discount and deferred financing costs in the financial statements. The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2016 to 2061.

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

DPL had $0.8 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2016 and $0.7 million ($0.5 million after tax) of unrealized gains and $0.1 million ($0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at December 31, 2015.

During the three months ended March 31, 2016, $1.1 million ($0.7 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

The fair value of assets and liabilities at March 31, 2016 and December 31, 2015 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at March 31, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$—	$—
Equity securities	3.8	—	3.8	—
Debt securities	3.9	—	3.9	—
Hedge funds	0.3	—	0.3	—
Real estate	0.4	—	0.4	—
Total Master Trust assets	8.5	0.1	8.4	—
Derivative Assets
FTRs	0.1	—	—	0.1
Forward power contracts	60.7	—	62.5	(1.8)
Total Derivative assets	60.8	—	62.5	(1.7)
Total Assets	$69.3	$0.1	$70.9	$(1.7)
Liabilities
Derivative Liabilities
FTRs	0.2	—	—	0.2
Natural gas futures	0.2	0.2	—	—
Forward power contracts	43.5	—	41.1	2.4
Total Derivative liabilities	43.9	0.2	41.1	2.6
Debt	1,977.2	—	(1,959.1)	3,936.3
Total Liabilities	$2,021.1	$0.2	$(1,918.0)	$3,938.9

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.8	—	3.8	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.4	—	0.4	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.0	0.2	8.8	—
Derivative assets
Forward power contracts	30.5	—	30.5	—
FTRs	0.2	—	—	0.2
Total Derivative assets	30.7	—	30.5	0.2

Total Assets	$39.7	$0.2	$39.3	$0.2

Liabilities
Derivative liabilities
FTRs	$0.5	$—	$—	0.5
Forward power contracts	27.0	—	23.9	3.1
Total Derivative liabilities	27.5	—	23.9	3.6
Debt	1,975.3	—	1,957.2	18.1

Total Liabilities	$2,002.8	$—	$1,981.1	$21.7

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for derivative contracts such as heating oil futures, natural gas futures and for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market). Other Level 2 assets include open-ended mutual funds that are in the Master Trust, which are valued using observable prices based on the end of day net asset value per unit.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for ash ponds, asbestos, river structures and underground storage tanks decreased by a net amount of $0.6 million and increased by a net amount of $0.6 million during the three months ended March 31, 2016 and 2015, respectively.

Note 4 – Derivative Instruments and Hedging Activities

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

At March 31, 2016, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	3.8	(1.5)	2.3
Natural Gas Futures	Not designated	Dths	2,797.5	—	2,797.5
Forward power contracts	Designated	MWh	845.5	(8,554.2)	(7,708.7)
Forward power contracts	Not designated	MWh	4,016.6	(6,012.3)	(1,995.7)

At December 31, 2015, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	10.2	—	10.2
Forward power contracts	Designated	MWh	1,676.7	(7,795.8)	(6,119.1)
Forward power contracts	Not designated	MWh	5,049.9	(1,663.0)	3,386.9

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2016 and 2015:

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$9.2	$17.5	$0.2	$18.3
Net gains associated with current period hedging transactions	21.5	—	0.1	—
Net gains / (losses) reclassified to earnings
Interest expense	—	—	—	(0.1)
Revenues	(11.0)	—	(0.2)	—
Purchased power	2.8	—	0.9	—
Ending accumulated derivative gains in AOCI	$22.5	$17.5	$1.0	$18.2
Portion expected to be reclassified to earnings in the next twelve months (a)	$13.8	$(0.6)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	33	0

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

Regulatory Assets and Liabilities
In accordance with regulatory accounting under GAAP, a cost or loss that is probable of recovery in future rates should be deferred as a regulatory asset and revenue or a gain that is probable of being returned to customers should be deferred as a regulatory liability. Therefore, a portion of the heating oil futures are assigned to the retail jurisdiction and deferred as a regulatory asset or liability until the contracts settle. If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made. Beginning January 1, 2016, we no longer assign any portion of the heating oil futures to our retail jurisdiction as all of our SSO retail sales are sourced through the competitive bid process.

The following tables present the amount and classification within the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2016 and 2015:

For the three months ended March 31, 2016
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$—	$0.1	$(1.5)	$(0.2)	$(1.6)
Realized gain / (loss)	—	0.2	(0.4)	(0.2)	(0.4)
Total	$—	$0.3	$(1.9)	$(0.4)	$(2.0)
Recorded in Income Statement: gain / (loss)
Revenues	—	—	(1.1)	—	(1.1)
Purchased power	—	0.3	(0.8)	(0.4)	(0.9)
Total	$—	$0.3	$(1.9)	$(0.4)	$(2.0)

For the three months ended March 31, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized loss	$0.1	$0.9	$(2.9)	$0.1	$(1.8)
Realized gain / (loss)	(0.1)	(0.1)	(2.3)	(0.1)	(2.6)
Total	$—	$0.8	$(5.2)	$—	$(4.4)
Recorded in Income Statement: loss
Revenues	—	—	(0.3)	—	(0.3)
Purchased power	$—	$0.8	$(4.9)	$—	$(4.1)
Total	$—	$0.8	$(5.2)	$—	$(4.4)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at March 31, 2016:

Fair Values of Derivative Instruments
at March 31, 2016
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$27.1	$(6.9)	$—	$20.2
Forward power contracts	Not designated	18.5	(9.1)	(3.7)	5.7
FTRs	Not designated	0.1	(0.1)	—	—

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Designated	6.7	(2.0)	—	4.7
Forward power contracts	Not designated	8.4	(4.8)	(0.6)	3.0
Total assets		$60.8	$(22.9)	$(4.3)	$33.6

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$7.2	$(6.9)	$—	$0.3
Forward power contracts	Not designated	28.6	(9.1)	(16.1)	3.4
Natural gas futures	Not designated	0.2	—	(0.2)	—
FTRs	Not designated	0.2	(0.1)	—	0.1

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	2.0	(2.0)	—	—
Forward power contracts	Not designated	5.7	(4.8)	—	0.9
Total liabilities		$43.9	$(22.9)	$(16.3)	$4.7

The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at December 31, 2015:

Fair Values of Derivative Instruments
at December 31, 2015
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
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

Long-term derivative positions (presented in Other deferred credits)
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

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at March 31, 2016 was $43.9 million. $16.3 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $22.9 million. Since our debt is below investment grade, we could have to post collateral for the remaining $4.7 million.

Note 5 – Debt

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2016	2015
First mortgage bonds	1.875%	2016	$445.0	$445.0
Pollution control series	4.8%	2036	100.0	100.0
Pollution control series - rates from 1.29% - 1.30% and 1.13% - 1.17% (a)		2020	200.0	200.0
U.S. Government note	4.2%	2061	18.0	18.1
Unamortized deferred financing costs			(4.2)	(5.0)
Unamortized debt discount and premiums, net			(3.5)	(3.6)
Total long-term debt at subsidiary			755.3	754.5

Bank term loan - rates from 2.67% - 2.69% and 2.44% - 2.67% (a)		2020	125.0	125.0
Senior unsecured bonds	6.5%	2016	57.0	130.0
Senior unsecured bonds	6.75%	2019	200.0	200.0
Senior unsecured bonds	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (b)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(10.4)	(11.1)
Unamortized debt discounts and premiums, net			(0.6)	(0.7)
Total long-term debt			1,921.9	1,993.3
Less: current portion			(507.0)	(572.8)
Total long-term debt			$1,414.9	$1,420.5

(a)	Range of interest rates for the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively.

(b)	Note payable to related party. See Note 9 – Related Party Transactions for additional information.

Premiums or discounts recognized at the date of the Merger are amortized over the remaining life of the debt using the effective interest method.

Significant transactions
On February 5, 2016, $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016 were redeemed under the indenture's make-whole call provision, which allows for the bonds to be called prior to maturity with a make-whole payment as determined by discounting the bond's future cash flow by a similarly maturing U.S. Treasury bond's yield plus 50 basis points. On the call date, principal plus the make-whole payment due totaled $75.4 million, which was paid with cash on hand.

Debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement have two financial covenants. The first financial covenant measures Total Debt to Total Capitalization. The Total Debt to Total Capitalization ratio is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant ratio compares EBITDA to Interest Expense. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

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

The cost of borrowing under DPL's revolving credit agreement and term loan adjust under certain credit rating scenarios. DPL’s revolving credit agreement, term loan, and senior unsecured notes due 2019 restrict dividend payments from DPL to AES.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 6 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
	2016	2015
DPL	21.4%	29.1%

Income tax expense for the three months ended March 31, 2016 and 2015 was calculated using the estimated annual effective income tax rates for 2016 and 2015 of 20.6% and 31.1%, respectively. For the three months ended March 31, 2016 and 2015, management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2016, DPL’s current period effective tax rate was higher than the estimated annual effective rate primarily due to the impact of rounding. The decrease in the annual effective rate compared to the same period in 2015 is primarily due to a lower forecasted pre-tax income in the 2016 tax year.

Note 7 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions made during the three months ended March 31, 2016 and no contributions during the three months ended March 31, 2015.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The amounts presented for postretirement include both health and life insurance. The pension and postretirement costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan. See Note 9 – Related Party Transactions.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31, 2016 and 2015 was:

Net Periodic Benefit Cost	Pension
	Three months ended
	March 31,
$ in millions	2016	2015
Service cost	$1.4	$1.8
Interest cost	3.7	4.3
Expected return on plan assets	(5.7)	(5.7)
Amortization of unrecognized:
Prior service cost	0.5	0.5
Actuarial loss	1.0	1.5
Net periodic benefit cost	$0.9	$2.4

Net Periodic Benefit Cost	Postretirement
	Three months ended
	March 31,
$ in millions	2016	2015
Service cost	$—	$—
Interest cost	0.1	0.2
Expected return on plan assets	—	—
Amortization of unrecognized:
Prior service cost	—	—
Actuarial gain	(0.1)	(0.1)
Net periodic benefit cost	$—	$0.1

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2016	$18.5	$1.3
2017	25.2	1.6
2018	25.8	1.5
2019	26.3	1.4
2020	26.7	1.4
2021 - 2025	134.8	5.7

Note 8 – Contractual Obligations, Commercial Commitments and Contingencies

Guarantees
In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiaries’ intended commercial purposes.

At March 31, 2016, DPL had $17.3 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $2.3 million and $0.5 million at March 31, 2016 and December 31, 2015, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. As of March 31, 2016, DP&L could be responsible for the repayment of 4.9%, or $74.8 million, of a $1,525.8 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of March 31, 2016, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2015.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated

Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2016, cannot be reasonably determined.

Environmental Matters
DPL’s and DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions;

•
Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to climate change;

•
Rules and future rules issued by the USEPA and the Ohio EPA that require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require reporting and reductions of GHGs;

•
Rules and future rules issued by the USEPA associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels consists of fly ash and other coal combustion by-products.

Note 9 – Related Party Transactions

Service Company
Effective January 1, 2014, the Service Company began providing services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

Benefit plans
DPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2016	2015
Transactions with the Service Company
Charges for services provided	$11.6	$9.8
Charges to the Service Company	$1.2	$1.3
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$4.1	$4.0

Transactions with the Service Company:	At March 31, 2016	At December 31, 2015
Net advance to / (payable to) to the Service Company	$0.8	$(0.5)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the "Trust"), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.3 million and $0.3 million at March 31, 2016 and December 31, 2015, respectively, is included in Other deferred assets within Other non-current assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at March 31, 2016 and December 31, 2015, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 5 – Debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. DPL had a net payable balance under this agreement of $78.9 million and $50.5 million as of March 31, 2016 and December 31, 2015, respectively, which is recorded in Accrued taxes on the accompanying Condensed Consolidated Balance Sheets.

Note 10 – Business Segments

DPL had two segments consisting of the operations of two of its wholly-owned subsidiaries, DP&L (Utility segment) and DPLER (Competitive Retail segment which included DPLER's wholly-owned subsidiary, MC Squared). This is how we viewed our business and made decisions on how to allocate resources and evaluate performance.

The Competitive Retail segment, DPLER’s competitive retail electric service business, was sold on January 1, 2016 (see Note 9 – Related Party Transactions). DPL now operates through one segment, the Utility segment. Segment disclosures for 2015 have not been restated to show the competitive retail segment as a discontinued operation and therefore do not tie to the Condensed Consolidated Statement of Operations.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and deliver electricity to residential, commercial, industrial and governmental customers. DP&L generates electricity at five coal-fired power plants and DP&L distributes power to approximately 518,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. Prior to the sale of DPLER, DP&L also sold electricity to DPLER and to other Ohio utilities. Any excess energy and capacity is sold into the PJM wholesale market. DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility Segment	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended March 31, 2016
Revenues from external customers	$348.9	$15.1	$—	$364.0
Intersegment revenues	0.3	1.3	(1.6)	—
Total revenues	349.2	16.4	(1.6)	364.0

Fuel	62.9	4.0	—	66.9
Purchased power	121.3	1.2	(0.6)	121.9

Gross margin	$165.0	$11.2	$(1.0)	$175.2

Depreciation and amortization	$34.3	$(0.9)	$—	$33.4
Interest expense	$5.3	$21.0	$—	$26.3
Income tax expense / (benefit)	$12.4	$(11.8)	$—	$0.6
Net income / (loss) from continuing operations	$33.7	$(31.5)	$—	$2.2
Discontinued operations, net of tax	$—	$29.6	$—	$29.6
Net income / (loss)	$33.7	$(1.9)	$—	$31.8

Cash capital expenditures	$35.8	$1.9	$—	$37.7

at March 31, 2016
Total assets	$3,318.1	$1,222.3	$(1,337.5)	$3,202.9

$ in millions	Utility Segment	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended March 31, 2015
Revenues from external customers	$350.6	$122.3	$21.6	$—	$494.5
Intersegment revenues	110.7	—	1.6	(112.3)	—
Total revenues	461.3	122.3	23.2	(112.3)	494.5

Fuel	69.3	—	7.1	—	76.4
Purchased power	189.7	111.7	4.2	(111.4)	194.2
Gross margin	$202.3	$10.6	$11.9	$(0.9)	$223.9

Depreciation and amortization	$34.7	$0.3	$—	$—	$35.0
Interest expense	$8.7	$—	$21.9	$(0.1)	$30.5
Income tax expense / (benefit)	$14.8	$1.3	$(3.4)	$—	$12.7
Net income / (loss)	$36.5	$1.6	$(9.4)	$—	$28.7

Cash capital expenditures	$33.1	$0.2	$0.4	$—	$33.7

at December 31, 2015
Total assets	$3,359.6	$—	$1,304.5	$(1,339.4)	$3,324.7

Note 11 – Discontinued Operations

On January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015 and DPL received $75.5 million of restricted cash on December 31, 2015 for the sale. This amount was shown as Restricted cash with the associated liability shown as "Deposit received on sale of DPLER" on the Balance Sheet as of December 31, 2015. Assets and liabilities related to DPLER were reclassified to "Assets held for sale" and "Liabilities held for sale" in the December 31, 2015 Condensed Consolidated Balance Sheet. We recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain includes the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016 but was eliminated in consolidation at December 31, 2015. Deferred taxes and intercompany balances were not reclassified to held for sale.

Operating activities related to DPLER have been reclassified to "Discontinued operations" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2015.

The following table summarizes the major categories of assets, liabilities at the dates indicated, and the revenues, cost of revenues, operating expenses and income tax of discontinued operations for the periods indicated:

$ in millions		December 31, 2015
Accounts receivable, net		$31.0
Property, plant & equipment, net		4.6
Intangible assets, net		24.6
Other assets		2.0
Total assets of the disposal group classified as held for sale in the balance sheets		$62.2

Accounts payable		$0.8
Other liabilities		0.8
Total liabilities of the disposal group classified as held for sale in the balance sheets		$1.6

	Three months ended March 31,
	2016	2015
Revenues	$—	$122.3
Cost of revenues	—	(111.7)
Operating expenses	(0.7)	(7.0)
(Loss) profit on discontinued operations before income taxes	(0.7)	3.6
Gain from disposal of discontinued operations	49.2	—
Income tax expense	18.9	1.7
Income on discontinued operations	$29.6	$1.9

DPLER purchased its power from DP&L during 2015. Prior to DPLER being presented as a discontinued operation, this purchased power and DP&L's corresponding wholesale revenue would have been eliminated in consolidation.

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.7) million and $(7.2) million for the three months ended March 31, 2016 and 2015, respectively. Cash flows from investing activities for discontinued operations were $75.5 million and $(0.2) million for the three months ended March 31, 2016 and 2015, respectively. All cash generated from discontinued operations was paid to DPL through dividends for all periods presented.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2016	2015
Revenues	$349.2	$461.3

Cost of revenues:
Fuel	62.9	69.3
Purchased power	121.3	189.7
Total cost of revenues	184.2	259.0

Gross margin	165.0	202.3

Operating expenses:
Operation and maintenance	86.1	84.4
Depreciation and amortization	34.3	34.7
General taxes	20.5	22.5
Gain on termination of contract	(27.7)	—
Other	0.1	0.4
Total operating expenses	113.3	142.0

Operating income	51.7	60.3

Other income / (expense), net:
Investment income	(0.1)	(0.1)
Interest expense	(5.3)	(8.7)
Other expense	(0.2)	(0.2)
Total other expense, net	(5.6)	(9.0)

Earnings before income taxes	46.1	51.3

Income tax expense	12.4	14.8

Net income	33.7	36.5

Dividends on preferred stock	0.2	0.2

Income attributable to common stock	$33.5	$36.3

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
	Three months ended March 31,
$ in millions	2016	2015
Net income	$33.7	$36.5
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.1) and $(0.2) for each respective period	0.2	0.5
Reclassification to earnings, net of income tax benefit of $0.0 and $0.2 for each respective period	(0.1)	(0.4)
Total change in fair value of available-for-sale securities	0.1	0.1
Derivative activity:
Change in derivative fair value, net of income tax expense of $(11.6) and $(0.1) for each respective period	21.5	0.1
Reclassification to earnings, net of income tax (expense) / benefit of $4.6 and $(0.3) for each respective period	(8.4)	0.5
Total change in fair value of derivatives	13.1	0.6
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.8) and $(0.5) for each respective period	0.3	0.9
Total change in unfunded pension obligation	0.3	0.9
Other comprehensive income	13.5	1.6

Net comprehensive income	$47.2	$38.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24.8	$5.4
Restricted cash	15.7	44.8
Accounts receivable, net (Note 2)	120.2	119.5
Inventories (Note 2)	88.8	108.0
Taxes applicable to subsequent years	58.1	79.2
Regulatory assets, current	0.4	14.4
Other prepayments and current assets	65.7	46.3
Total current assets	373.7	417.6

Property, plant & equipment:
Property, plant & equipment	5,261.7	5,244.7
Less: Accumulated depreciation and amortization	(2,613.4)	(2,584.0)
	2,648.3	2,660.7
Construction work in process	85.6	78.0
Total net property, plant & equipment	2,733.9	2,738.7

Other non-current assets:
Regulatory assets, non-current	183.1	179.9
Intangible assets, net of amortization	0.9	5.0
Other deferred assets	26.5	18.4
Total other non-current assets	210.5	203.3
Total assets	$3,318.1	$3,359.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 5)	$443.9	$443.1
Short-term debt (Note 10)	5.0	35.0
Accounts payable	79.9	94.1
Accrued taxes	98.4	86.2
Accrued interest	1.1	4.1
Security deposits	19.9	15.1
Regulatory liabilities, current	20.9	24.4
Other current liabilities	62.1	51.0
Advance on contract termination	—	27.7
Total current liabilities	731.2	780.7

Non-current liabilities:
Long-term debt (Note 5)	313.6	313.6
Deferred taxes	636.5	631.2
Taxes payable	41.7	82.1
Regulatory liabilities, non-current	128.1	127.0
Pension, retiree and other benefits	81.1	87.1
Unamortized investment tax credit	19.4	20.0
Other deferred credits	83.9	82.3
Total non-current liabilities	1,304.3	1,343.3

Redeemable preferred stock	22.9	22.9

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	803.7	803.7
Accumulated other comprehensive loss	(15.2)	(28.7)
Retained earnings	470.8	437.3
Total common shareholder's equity	1,259.7	1,212.7
Total liabilities and shareholder's equity	$3,318.1	$3,359.6

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2016	2015
Cash flows from operating activities:
Net income	$33.7	$36.5
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34.3	34.7
Deferred income taxes	(1.8)	(0.7)
Changes in certain assets and liabilities:
Accounts receivable	2.1	(1.3)
Inventories	19.1	5.2
Prepaid taxes	2.7	0.5
Taxes applicable to subsequent years	21.1	18.3
Deferred regulatory costs, net	4.8	11.4
Accounts payable	(9.8)	(20.2)
Accrued taxes payable	(28.2)	(20.6)
Accrued interest payable	(3.1)	(5.9)
Pension, retiree and other benefits	(4.5)	2.0
Other	13.0	(16.3)
Net cash provided by operating activities	83.4	43.6
Cash flows from investing activities:
Capital expenditures	(35.8)	(33.1)
Purchase of renewable energy credits	(0.1)	(0.2)
Decrease / (increase) in restricted cash	1.4	(0.8)
Insurance proceeds	0.2	1.5
Other investing activities, net	0.5	0.3
Net cash used in investing activities	(33.8)	(32.3)
Net cash from financing activities:
Dividends paid on common stock to parent	—	(10.0)
Dividends paid on preferred stock	(0.2)	(0.2)
Borrowings from revolving credit facilities	—	15.0
Repayment of borrowings from revolving credit facilities	—	(15.0)
Issuance of short-term debt - related party	5.0	—
Repayment of short-term debt - related party	(35.0)	—
Net cash used in financing activities	(30.2)	(10.2)

Cash and cash equivalents:
Net change	19.4	1.1
Balance at beginning of period	5.4	5.4
Cash and cash equivalents at end of period	$24.8	$6.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$7.1	$12.5
Non-cash financing and investing activities:
Accruals for capital expenditures	$12.5	$11.2

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to approximately 518,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. DP&L is required to source 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market. On June 4, 2014, the PUCO issued an entry on rehearing which requires DP&L to separate its generation assets from its transmission and distribution assets no later than January 1, 2017. DP&L is a subsidiary of DPL.

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

DP&L employed 1,172 people as of March 31, 2016. Approximately 62% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

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

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2015.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2016; our results of operations for the three months ended March 31, 2016 and 2015 and our cash flows for the three months ended March 31, 2016 and 2015. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2016 may not be indicative of our results that will be realized for the full year ending December 31, 2016.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2016 and 2015 were $12.9 million and $14.0 million, respectively.

New Accounting Pronouncements
The following table provides a brief description of recent accounting pronouncements that could have a material impact on our financial statements:

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Adopted
ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements
Given the absence of authoritative guidance within ASU 2015-03, this standard clarifies that the SEC Staff would not object to an entity presenting debt issuance costs related to line-of-credit arrangements as an asset that is subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Transition method: retrospective.
		January 1, 2016	Deferred financing costs related to lines-of-credit of approximately $0.7 million recorded within Other deferred assets were not reclassified.
ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30)
The standard simplifies the presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the standard. Transition method: retrospective.
January 1, 2016
Deferred financing costs of approximately $1.8 million previously classified within Other prepayments and current assets and $4.5 million previously classified within Other deferred assets were reclassified to reduce the related debt liabilities.

ASU No. 2015-02, Consolidation - Amendments to the Consolidation Analysis (Topic 810)
The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. Transition method: retrospective.
		January 1, 2016	There were no changes to the consolidation conclusions.
New Accounting Standards Issued But Not Yet Effective
2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing
This standard clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. This standard reduces the cost and complexity of applying guidance on identifying promised goods or services by and also includes implementation guidance on licensing.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our financial statements. No transition method has been selected yet.
2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payment awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: Various.
		January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. No transition method has been selected yet.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net)
The standard clarifies how an entity should identify the unit of accounting for the principal versus agent evaluation and apply the control principle to certain types of arrangements. The amendments also re-frame the indicators to focus on evidence that an entity is acting as a principal rather than as an agent, revise existing examples and add new ones.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our financial statements. No transition method has been selected yet.
ASU No. 2016-06, Derivatives and Hedging (Topic 815) - Contingent Put and Call Options in Debt Instruments
This standard clarifies the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. When a call (put) option is contingently exercisable, an entity no longer has to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. Transition method: a modified retrospective basis to existing debt instruments as of the effective date.
		January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard, but do not anticipate a material impact on our financial statements.
ASU No. 2016-05, Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships
The standard clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not require de-designation of that hedging relationship provided that all other hedge accounting criteria (including those in paragraphs 815-20-35-14 through 35-18) continue to be met. Transition method: prospective or a modified retrospective basis.
		January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard, but do not anticipate a material impact on our financial statements. No transition method has been selected yet.
ASU No. 2016-02, Leases (Topic 842)
The standard creates Topic 842, Leases which supersedes Topic 840, Leases, and introduces a lessee model that brings substantially all leases onto the balance sheet while retaining most of the principles of the existing lessor model in U.S. GAAP and aligning many of those principles with ASC 606, Revenue from Contracts with Customers. Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
ASU No. 2016-01, Financial Instruments - Overall (Topic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. Also, it amends certain disclosure requirements associated with the fair value of financial instruments. Transition: cumulative effect in Retained Earnings as of adoption or prospectively for equity investments without readily determinable fair value.
		January 1, 2018. Limited early adoption permitted.	We are currently evaluating the impact of adopting the standard, but do not anticipate a material impact on our financial statements.
ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory	The standard replaces the current lower of cost or market test with a lower of cost or net realizable value test. Transition method: prospectively.	January 1, 2017. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. No transition method has been selected yet.
ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)
The standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing of when it is recognized. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (as deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
$ in millions	2016	2015
Accounts receivable, net:
Unbilled revenue	$33.0	$43.3
Customer receivables	67.7	54.1
Amounts due from partners in jointly owned plants	11.4	16.0
Other	9.0	6.9
Provision for uncollectible accounts	(0.9)	(0.8)
Total accounts receivable, net	$120.2	$119.5

Inventories, at average cost:
Fuel and limestone	$52.7	$72.2
Plant materials and supplies	33.8	33.7
Other	2.3	2.1
Total inventories, at average cost	$88.8	$108.0

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2016	2015
Gains and losses on Available-for-sale securities activity (Note 3):
	Other income	$(0.1)	$(0.6)
	Tax expense	—	0.2
	Net of income taxes	(0.1)	(0.4)
Gains and losses on cash flow hedges (Note 4):
	Interest expense	(0.3)	(0.3)
	Revenue	(17.1)	(0.3)
	Purchased power	4.4	1.4
	Total before income taxes	(13.0)	0.8
	Tax expense	4.6	(0.3)
	Net of income taxes	(8.4)	0.5
Amortization of defined benefit pension items (Note 7):
	Operation and maintenance	1.1	1.4
	Tax benefit	(0.8)	(0.5)
	Net of income taxes	0.3	0.9

Total reclassifications for the period, net of income taxes		$(8.2)	$1.0

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2016 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2016	$0.5	$11.2	$(40.4)	$(28.7)

Other comprehensive income before reclassifications	0.2	21.5	—	21.7
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(8.4)	0.3	(8.2)
Net current period other comprehensive income	0.1	13.1	0.3	13.5

Balance March 31, 2016	$0.6	$24.3	$(40.1)	$(15.2)

Note 3 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value and cost of our non-derivative instruments at March 31, 2016 and December 31, 2015. Information about the fair value of our derivative instruments can be found in Note 4 – Derivative Instruments and Hedging Activities.

	March 31, 2016		December 31, 2015
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.2	$0.2
Equity securities	2.9	3.8	3.0	3.8
Debt securities	4.0	3.9	4.4	4.3
Hedge funds	0.3	0.3	0.4	0.4
Real estate	0.3	0.4	0.3	0.3
Total assets	$7.6	$8.5	$8.3	$9.0
Liabilities
Debt	$757.5	$765.4	$756.7	$764.2

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Debt, which is presented at amortized carrying value.

Debt
Unrealized gains or losses are not recognized in the financial statements as debt is presented at cost, net of unamortized premium or discount and deferred financing costs in the financial statements. The debt amounts include the current portion payable in the next twelve months and have maturities that range from 2016 to 2061.

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

DP&L had $0.9 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2016 and $0.8 million ($0.5 million after tax) in unrealized gains and $0.1 million ($0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at December 31, 2015.

During the three months ended March 31, 2016, $1.1 million ($0.7 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the three months ended March 31, 2016 and 2015.

The fair value of assets and liabilities at March 31, 2016 and December 31, 2015 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at March 31, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.1	$0.1	$—	$—
Equity securities	3.8	—	3.8	—
Debt securities	3.9	—	3.9	—
Hedge funds	0.3	—	0.3	—
Real estate	0.4	—	0.4	—
Total Master Trust assets	8.5	0.1	8.4	—

Derivative assets
FTRs	0.1	—	—	0.1
Forward power contracts	61.0	—	62.7	(1.7)
Total derivative assets	61.1	—	62.7	(1.6)

Total assets	$69.6	$0.1	$71.1	$(1.6)
Liabilities
Derivative liabilities
FTRs	$0.2	$—	$—	$0.2
Natural gas futures	0.2	0.2	—	—
Forward power contracts	43.5	—	41.1	2.4
Total derivative liabilities	43.9	0.2	41.1	2.6

Debt	765.4	—	747.3	18.1

Total liabilities	$809.3	$0.2	$788.4	$20.7

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.8	—	3.8	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.4	—	0.4	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.0	0.2	8.8	—

Derivative assets
FTRs	0.2	—	—	0.2
Forward power contracts	30.6	—	30.6	—
Total Derivative assets	30.8	—	30.6	0.2

Total assets	$39.8	$0.2	$39.4	$0.2

Liabilities
Derivative liabilities
FTRs	$0.5	$—	$—	$0.5
Forward power contracts	27.0	—	23.9	3.1
Total Derivative liabilities	27.5	—	23.9	3.6

Debt	764.2	—	746.1	18.1

Total liabilities	$791.7	$—	$770.0	$21.7

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for derivative contracts such as heating oil futures, natural gas futures and for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market). Other Level 2 assets include open-ended mutual funds that are in the Master Trust, which are valued using observable prices based on the end of day net asset value per unit.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for ash ponds, asbestos, river structures and underground storage tanks decreased by a net amount of $0.6 million and increased by a net amount of $0.6 million during the three months ended March 31, 2016 and 2015, respectively.

Note 4 – Derivative Instruments and Hedging Activities

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

At March 31, 2016, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	3.8	(1.5)	2.3
Natural gas futures	Not designated	Dths	2,797.5	—	2,797.5
Forward power contracts	Designated	MWh	845.5	(8,554.2)	(7,708.7)
Forward power contracts	Not designated	MWh	4,016.6	(6,057.6)	(2,041.0)

At December 31, 2015, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	10.2	—	10.2
Forward power contracts	Designated	MWh	1,676.7	(7,795.8)	(6,119.1)
Forward power contracts	Not designated	MWh	5,049.9	(1,665.7)	3,384.2

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

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2016 and 2015:

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$9.2	$2.0	$0.2	$2.6
Net gains associated with current period hedging transactions	21.5	—	0.1	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.2)
Revenues	(11.0)	—	(0.2)	—
Purchased power	2.8	—	0.9	—
Ending accumulated derivative gains in AOCI	$22.5	$1.8	$1.0	$2.4

Portion expected to be reclassified to earnings in the next twelve months (a)	$13.8	$(0.8)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	33	0

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

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

Regulatory Assets and Liabilities
In accordance with regulatory accounting under GAAP, a cost or loss that is probable of recovery in future rates should be deferred as a regulatory asset and revenue or a gain that is probable of being returned to customers should be deferred as a regulatory liability. Therefore, a portion of the heating oil futures are assigned to the retail jurisdiction and deferred as a regulatory asset or liability until the contracts settle. If these unrealized gains and losses are no longer deemed to be probable of recovery through our rates, they will be reclassified into earnings in the period such determination is made. Beginning January 1, 2016, we no longer assign any portion of the heating oil futures to our retail jurisdiction as all of our SSO retail sales are sourced through the competitive bid process.

The following tables present the amount and classification within the Condensed Statements of Operations or Condensed Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2016 and 2015:

For the three months ended March 31, 2016
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$—	$0.1	$(1.9)	$(0.2)	$(2.0)
Realized loss	—	0.2	(0.3)	(0.2)	(0.3)
Total	$—	$0.3	$(2.2)	$(0.4)	$(2.3)

Recorded in Income Statement: gain / (loss)
Revenues	—	—	(1.4)	—	(1.4)
Purchased power	—	0.3	(0.8)	(0.4)	(0.9)
Total	$—	$0.3	$(2.2)	$(0.4)	$(2.3)

For the three months ended March 31, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized loss	$0.1	$0.9	$(2.9)	0.1	$(1.8)
Realized gain / (loss)	(0.1)	(0.1)	(2.3)	(0.1)	(2.6)
Total	$—	$0.8	$(5.2)	$—	$(4.4)

Recorded in Income Statement: gain / (loss)
Revenues	—	—	(0.3)	—	(0.3)
Purchased power	—	0.8	(4.9)	—	(4.1)
Total	$—	$0.8	$(5.2)	—	$(4.4)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at March 31, 2016:

Fair Values of Derivative Instruments
at March 31, 2016
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Designated	$27.1	$(6.9)	$—	$20.2
Forward power contracts	Not designated	18.8	(9.1)	(3.7)	6.0
FTRs	Not designated	0.1	(0.1)	—	—

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Designated	6.7	(2.0)	—	4.7
Forward power contracts	Not designated	8.4	(4.8)	(0.6)	3.0
Total assets		$61.1	$(22.9)	$(4.3)	$33.9

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$7.2	$(6.9)	$—	$0.3
Forward power contracts	Not designated	28.6	(9.1)	(16.1)	3.4
Natural gas futures	Not designated	0.2	—	(0.2)	—
FTRs	Not designated	0.2	(0.1)	—	0.1

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Designated	2.0	(2.0)	—	—
Forward power contracts	Not designated	5.7	(4.8)	—	0.9
Total liabilities		$43.9	$(22.9)	$(16.3)	$4.7

The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at December 31, 2015:

Fair Values of Derivative Instruments
at December 31, 2015
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

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at March 31, 2016 was $43.9 million. $16.3 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $22.9 million. Since our debt is below investment grade, we could have to post collateral for the remaining $4.7 million.

Note 5 – Debt

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2016	2015
First mortgage bonds	1.875%	2016	$445.0	$445.0
Pollution control series	4.8%	2036	100.0	100.0
Pollution control series - rates from 1.29% - 1.30% and 1.13% - 1.17% (a)		2020	200.0	200.0
U.S. Government note	4.2%	2061	18.0	18.1
Unamortized deferred financing costs			(5.4)	(6.2)
Unamortized debt discount			(0.1)	(0.2)
Total long-term debt			$757.5	$756.7
Less: current portion			(443.9)	(443.1)
Total			$313.6	$313.6

(a)Range of interest rates for the three months ended March 31, 2016 and the twelve months ended December 31, 2015, respectively.

Debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant measures EBITDA to Interest Expense. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 6 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2016 and 2015.

	Three months ended
	March 31,
	2016	2015
DP&L	26.9%	29.0%

Income tax expense for the three months ended March 31, 2016 and 2015 was calculated using the estimated annual effective income tax rates for 2016 and 2015 of 27.0% and 29.4%, respectively. For the three months ended March 31, 2016 and 2015 management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended March 31, 2016, DP&L’s current period effective tax rate was less than the estimated annual effective rate primarily due to the deduction for the preferred stock dividends. The decrease in the annual effective rate compared to the same period in 2015 is primarily due to a lower forecasted pre-tax income in the 2016 tax year.

Note 7 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions made during the three months ended March 31, 2016 and no contributions during the three months ended March 31, 2015.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The amounts presented for postretirement include both health and life insurance. The pension and postretirement costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan. See Note 10 – Related Party Transactions.

The net periodic benefit cost of the pension and postretirement benefit plans for the three months ended March 31, 2016 and 2015 was:

Net Periodic Benefit Cost	Pension
	Three months ended
	March 31,
$ in millions	2016	2015
Service cost	$1.4	$1.8
Interest cost	3.7	4.3
Expected return on plan assets	(5.7)	(5.7)
Amortization of unrecognized:
Prior service cost	0.8	0.8
Actuarial loss	1.8	2.4
Net periodic benefit cost	$2.0	$3.6

Net Periodic Benefit Cost	Postretirement
	Three months ended
	March 31,
$ in millions	2016	2015
Service cost	$—	$—
Interest cost	0.1	0.2
Expected return on plan assets	—	—
Amortization of unrecognized:
Prior service cost	—	—
Actuarial gain	(0.1)	(0.2)
Net periodic benefit cost	$—	$—

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2016	$18.5	$1.3
2017	25.2	1.6
2018	25.8	1.5
2019	26.3	1.4
2020	26.7	1.4
2021 - 2025	134.8	5.7

Note 8 – Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at March 31, 2016. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance. Subsequently, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. As of March 31, 2016, DP&L could be responsible for the repayment of 4.9%, or $74.8 million, of a $1,525.8 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of March 31, 2016, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2015

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2016, cannot be reasonably determined.

Environmental Matters
DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions;

•
Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to climate change;

•
Rules and future rules issued by the USEPA and the Ohio EPA that require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require reporting and reductions of GHGs;

•
Rules and future rules issued by the USEPA associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels consists of fly ash and other coal combustion by-products.

Note 10 – Related Party Transactions

Service Company
Effective January 1, 2014, the Service Company began providing services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

Benefit plans
DPL participates in an agreement with Health and Welfare Benefit Plans LLC, an affiliate of AES, to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. Health and Welfare Benefit Plans LLC administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2016	2015
DP&L revenues:
Sales to DPLER (including MC Squared) (a)	$—	$110.7
DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.9)	$(0.8)
Expense recoveries for services provided to DPLER (c)	$—	$0.7
Transactions with the Service Company:
Charges for services provided	$8.9	$8.4
Charges to the Service Company	$1.2	$1.3
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$4.1	$3.9

Balances with related parties:	At March 31, 2016	At December 31, 2015
Net advance to / (payable to) to the Service Company	$0.8	$(0.5)
Short-term loan with DPL	$5.0	$35.0

(a)
DP&L sold power to DPLER and MC Squared to satisfy the electric requirements of their retail customers. The revenue dollars associated with sales to DPLER and MC Squared are recorded as wholesale revenues in DP&L’s Financial Statements. These agreements were terminated upon the sale of DPLER on January 1, 2016.

(b)
MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums paid by DP&L to MVIC.

(c)
Prior to the sale of DPLER, in the normal course of business DP&L incurred and recorded expenses on behalf of DPLER. Such expenses included but were not limited to employee-related expenses, accounting, information technology, payroll, legal and other administration expenses. DP&L subsequently charged these expenses to DPLER at DP&L’s cost and credited the expense in which they were initially recorded.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. DP&L had a net payable balance under this agreement of $13.2 million as of March 31, 2016 and a net receivable balance of $1.5 million as of December 31, 2015, which are recorded in Accrued taxes and Other current assets on the accompanying Balance Sheets.

Gain on termination of contract
On January 1, 2016, DPL closed on the sale of DPLER. Also on January 1, 2016, DP&L terminated the contract it had with DPLER for the supply of electricity. The agreement terminating the contract was signed on December 28, 2015 and DP&L received $27.7 million of restricted cash on December 31, 2015 for the early termination of the contract. For the three months ended March 31, 2016, this amount was recorded in Gain on termination of contract in the Condensed Statements of Operations and the cash received was included in Cash flows from operating activities in the Condensed Statements of Cash Flows.

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

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2015 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section of this Form 10-Q. For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of environmental regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. See Note 8 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements.

ENVIRONMENTAL MATTERS

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities and operations to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we had accruals of approximately $0.9 million for environmental matters and other claims. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or cannot be reasonably estimated, which are disclosed in the paragraphs below. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

Clean Water Act - Regulation of Water Discharge
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

The draft permit required DP&L, over the 54 months following issuance of a final permit, to take undefined actions to lower the temperature of its discharged water to a level unachievable by the station under its current design or alternatively make other significant modifications to the cooling water system. DP&L submitted comments to the draft permit. In November 2012, the Ohio EPA issued another draft which included a compliance schedule for performing a study to justify an alternate thermal limitation and to which DP&L submitted comments. In December

2012, the USEPA formally withdrew its objection to the permit. On January 7, 2013, the Ohio EPA issued a final permit. On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. A hearing before the Commission was scheduled for March 2016. Prior to the hearing, the Ohio EPA, the USEPA Region 5, and DP&L met on March 1, 2016. DP&L is currently in settlement discussions with the Ohio EPA and the hearing before the Commission was canceled and has yet to be rescheduled. Depending on the outcome of the appeal process, the effects on DP&L’s operations could be material.

In September 2009, the USEPA announced that it would be revising technology-based regulations governing water discharges from steam electric generating facilities. The proposed rule was released on June 7, 2013, and a final rule was published on November 3, 2015 with an effective date of January 4, 2016. Under the provisions of the final rule, discharges from fly ash ponds and bottom ash ponds will eventually be prohibited and treatment will be required for water discharges associated with FGD equipment. While we are still evaluating the impacts of the final rule, we anticipate that implementation of the requirements will have a material adverse effect on our results of operations, financial condition and cash flows.

Regulation of Waste Disposal
In September 2002, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site. In August 2005, DP&L and other parties received a general notice regarding the performance of a Remedial Investigation and Feasibility Study (RI/FS) under a Superfund Alternative Approach. In October 2005, DP&L received a special notice letter inviting it to enter into negotiations with the USEPA to conduct the RI/FS. No recent activity has occurred with respect to that notice or PRP status. On August 16, 2006, an Administrative Settlement Agreement and Order on Consent (ASAOC) for the site was executed and became effective among a group of PRPs, not including DP&L, and the USEPA. On August 25, 2009, the USEPA issued an Administrative Order requiring that access to DP&L’s service center building site, which is across the street from the landfill site, be given to the USEPA and the existing PRP group to help determine the extent of the landfill site’s contamination as well as to assess whether certain chemicals used at the service center building site might have migrated through groundwater to the landfill site. DP&L granted such access, and drilling of soil borings and installation of monitoring wells occurred in late 2009 and early 2010. On May 24, 2010, three members of the existing PRP group, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation, filed a civil complaint in the United States District Court for the Southern District of Ohio (the District Court) against DP&L and numerous other defendants alleging that DP&L and the other defendants contributed to the contamination at the landfill site and seeking reimbursement of the PRP group’s costs associated with the investigation and remediation of the site. On February 10, 2011, the District Court judge dismissed claims against DP&L that related to allegations that chemicals used by DP&L at its service center contributed to the landfill site’s contamination. The District Court judge, however, did not dismiss claims alleging financial responsibility for remediation costs based on hazardous substances from DP&L that were allegedly delivered by truck directly to the landfill. Discovery, including depositions of past and present DP&L employees, was conducted in 2012. On February 8, 2013, the District Court judge granted DP&L’s motion for summary judgment on statute of limitations grounds with respect to claims seeking a contribution toward the costs that are expected to be incurred by the PRP group in performing an RI/FS under the August 15, 2006 ASAOC. That summary judgment ruling was appealed on March 4, 2013, and on July 14, 2014, a three-judge panel of the U.S. Court of Appeals for the 6th Circuit affirmed the lower Court’s ruling and subsequently denied a request by the PRP group for rehearing. On November 14, 2014, the PRP group appealed the decision to the U.S. Supreme Court, but the writ of certiorari was denied by the Court on January 20, 2015. On April 5, 2013, the PRP group entered into a second ASAOC (the "2013 ASAOC") relating primarily to vapor intrusion from under some of the buildings at the landfill site. On April 13, 2013, the PRP group filed another civil complaint, as amended July 30, 2013, against DP&L and numerous other defendants alleging that each defendant contributed to the contamination of the site by delivering hazardous waste to the site or by releasing hazardous waste on other sites that migrated to the landfill site.

On February 18, 2014, after considering various motions and alternative grounds to dismiss, the District Court judge dismissed some of the alleged grounds for relief that the PRP group had made but ruled in the PRP group’s favor with respect to motions to dismiss the case in its entirety finding, among other things, that the 2013 ASAOC involved a different scope of work and thus the contributions sought were not seeking the same remedy that had been dismissed in the first civil suit. Appeals of this ruling are pending before the 6th Circuit Court of Appeals.

On January 14, 2015, the PRP group served DP&L and other defendants a request for production of documents related to any waste management or waste disposal surveys. Information responsive to this request was provided on February 17, 2015. In addition, on January 16, 2015, the USEPA issued a Special Notice Letter and Section 104(e) Information Request to DP&L and other defendants, requesting historical information related to waste management practices that may be relevant to the site. DP&L responded to this request on March 27, 2015. In June 2015, DP&L was again requested to grant access to the DP&L service building property for the purpose of collecting groundwater samples from selected monitoring wells. DP&L granted access and groundwater sampling took place in June 2015. As a result of an August 11, 2015 meeting among the parties, the parties agreed to stay the case in order to explore the possibility of a negotiated resolution of some or all of the issues. DP&L participated in mediation meetings in February 2016 related to vapor intrusion investigation activities and costs. The mediation was unsuccessful and the stay ended February 7, 2016 without resolution of claims against DP&L. On March 17, 2016, the plaintiffs sent DP&L and other defendants a letter proposing the creation of a PRP group that would include DP&L. On April 8, 2016, the Court signed an Omnibus Scheduling Order setting deadlines for future activities in the case. Trial is set to begin on May 14, 2018. DP&L is unable to predict the outcome of these actions by the plaintiffs and the USEPA. Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 do not address future litigation that may arise with respect to actual remediation costs. While DP&L is unable to predict the outcome of these and any future matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its business, financial condition or results of operations.

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs). This reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed. A proposed rule is expected in 2016, with a final rule expected in 2017. At present, DP&L is unable to predict the impact of this initiative but it could have a material effect on its results of operations, financial condition or cash flows.

COMPETITION AND PJM PRICING

Capacity Auction Price
The PJM capacity base residual auction for the 2018/19 period cleared at a per megawatt price of $165/MW-day for our RTO area. The per megawatt prices for the periods 2017/18, 2016/17, 2015/16 and 2014/15 were $152/MW-day, $134/MW-day, $136/MW-day and $126/MW-day, respectively, based on previous auctions. As discussed in our 10-K, a new CP program has been approved by the FERC, which will phase out RPM as of the 2018/19 period. During the phase-out period, the RPM auction results were modified based on transitional auctions that were conducted in the third quarter of 2015. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/MW-day in the capacity auction price would result in an annual impact to net income of approximately $6.8 million and $5.5 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity, the levels of wholesale revenues. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

At present, DP&L is unable to project whether the CP program will be beneficial or negative to DP&L’s operations, but the results could be material to DP&L’s results of operations, financial position and cash flows.

Ohio Competitive Considerations and Proceedings
Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier. DP&L continues to have the exclusive right to provide delivery service in its state certified territory and the obligation to provide retail generation service to customers that do not choose an alternative supplier; however, the supply of electricity for DP&L’s SSO customers is all sourced through competitive bid as of January 2016. The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

On October 30, 2015, DP&L publicly announced its intent to file an application to increase its distribution rates at the PUCO. On November 30, 2015, DP&L filed its distribution rate case using a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base. DP&L is seeking an increase to distribution revenues of $65.0 million per year. DP&L has asked for recovery of certain regulatory assets as well as two new riders that would allow DP&L to recover certain costs on an ongoing basis. It has proposed a modified straight-fixed variable rate design in an effort to decouple distribution revenues from electric sales. If approved as filed, the rates are expected to have an effect of approximately 4% on a typical residential customer bill based on rates in effect at the time of the filing.

On February 22, 2016 DP&L filed an ESP at the PUCO that would go into effect beginning January 1, 2017. As part of this filing, DP&L is seeking a Reliable Electricity Rider for 10 years, based on the variance between the proposed revenue requirement and the actual revenues net of operating costs of the generation units. In its plan, DP&L recommends including renewable energy attributes as part of the product that is competitively bid, and seeks recovery of approximately $10.0 million of regulatory assets. The plan also proposes a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan establishes new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities DP&L may incur. There can be no assurance that the ESP will be approved as filed or on a timely basis, and if the ESP is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's application, our results of operations, financial condition and cash flows could be materially impacted.

Ohio Retail Rates
Ohio law requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for SSO service. The terms and conditions of DP&L’s current SSO are provided under the ESP that was decided by PUCO order dated September 4, 2013 (2012 ESP). Although it has been in effect since January 2014, DP&L’s 2012 ESP remains on appeal before the Ohio Supreme Court. Oral arguments for this appeal have been scheduled for June 14, 2016.  If the terms of the 2012 ESP are required to be changed as a result of this appeal, our results of operations, financial condition and cash flows could be materially impacted.

In our current ESP, we are authorized to collect a Service Stability Rider (SSR) equal to $110.0 million per year through 2016. The Commission stated that DP&L may file for an extension of this rider for the first five months of 2017 if certain conditions were met. On March 31, 2016, DP&L filed a motion requesting to implement the extension of this rider along with testimony in support of this request.

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER and non-affiliated CRES providers in our service territory during the three months ended March 31, 2016 and 2015:

	Three months ended		Three months ended
	March 31, 2016		March 31, 2015
	Electric Customers (a)	Sales (in millions of kWh)	Electric Customers (a)	Sales (in millions of kWh)
Supplied by DPLER while an affiliate	—	—	124,367	1,149

Supplied by non-affiliated CRES providers	238,352	2,800	116,568	1,413

Total in DP&L's service territory	238,352	2,800	240,935	2,562

Distribution customers/sales by DP&L in our service territory (b)	517,558	3,852	516,324	3,756

(a)	Customers at the end of each period.

(b)	The volumes supplied by DPLER, prior to its sale on January 1, 2016, represented approximately 31% of DP&L’s total distribution volumes during the three months ended March 31, 2015.

DPLER was an affiliated company until its sale on January 1, 2016. DPLER is one of the registered CRES providers that markets competitive transmission and generation services.

FUEL AND RELATED COSTS

Fuel and Commodity Prices
The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance. In addition, domestic issues like government-imposed direct costs and permitting issues affect mining costs and supply availability. Our approach is to hedge the fuel costs for our anticipated electric sales. For the year ending December 31, 2016, we have substantially all our coal requirements under contract to meet our committed sales. We may not be able to hedge the entire exposure of our operations from commodity price volatility. If our suppliers do not meet their contractual commitments or we are not hedged against price volatility and we are unable to recover costs through the fuel and purchased power recovery rider, our results of operations, financial condition or cash flows could be materially affected.

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three months ended March 31,
$ in millions	2016	2015
Revenues:
Retail	$187.2	$217.6
Wholesale	122.4	205.4
RTO revenues	15.6	19.2
RTO capacity revenues	36.5	38.5
Other revenues	2.3	2.2
Total revenues	364.0	482.9
Cost of revenues:
Fuel costs	68.6	76.7
Gains from the sale of coal	(1.7)	(0.2)
Mark-to-market gains	—	(0.1)
Total fuel	66.9	76.4

Purchased power	91.2	125.4
RTO charges	20.8	33.1
RTO capacity charges	8.4	32.9
Mark-to-market losses	1.5	1.9
Total purchased power	121.9	193.3

Total cost of revenues	188.8	269.7

Gross margin (a)	$175.2	$213.2

Gross margin as a percentage of revenues	48%	44%

Operating income / (loss)	$32.2	$69.0

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

	Three months ended March 31,
	2016	2015
Heating degree days (a)	2,576	3,241
Cooling degree days (a)	—	—

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

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year, factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our plants and non-affiliated utility plants to sell into the wholesale market; and weather conditions across the multi-state region. Our plan is to make wholesale sales when market prices allow for the economic operation of our generation facilities when margin opportunities exist between the wholesale sales and power purchase prices.

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2016 v 2015
Retail
Rate	$(27.9)
Volume	(4.7)
Other miscellaneous	2.2
Total retail change	(30.4)

Wholesale
Rate	(38.3)
Volume	(44.7)
Total wholesale change	(83.0)

RTO capacity & other
RTO capacity and other revenues	(5.6)

Other
Other	0.1
Total other revenue	0.1

Total revenues change	$(118.9)

During the three months ended March 31, 2016, Revenues decreased $118.9 million to $364.0 million from $482.9 million in the same period of the prior year. This decrease was primarily the result of lower average retail rates, lower retail volume, lower average wholesale rates, and lower wholesale volumes. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $30.4 million primarily due to lower average DP&L retail rates and decreased DP&L sales volume. The decrease in retail rates is primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 compared to 60% in 2015, is lower than our non-auction generation rate, and due to recovery of deferred storm costs in 2015. Milder winter weather in 2016 contributed to the volume decrease as heating degree days decreased by 665. The aforementioned impacts resulted in an unfavorable $27.9 million retail price variance and an unfavorable $4.7 million retail volume variance. These unfavorable variances were offset by a favorable other miscellaneous variance of $2.2 million.

•
Wholesale revenues decreased $83.0 million primarily as a result of an unfavorable $38.3 million wholesale price variance and an unfavorable $44.7 million wholesale volume variance. Although DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015, there was also a 14.5% decrease in net generation from DP&L's co-owned and operated plants due to increased plant outages. DPL also had a decrease due to the sale of DPLER, as DP&L previously had full requirements sales to DPLER in 2015. These sales were previously eliminated in consolidation prior to DPLER being a discontinued operation. The price decrease of $38.3 million was primarily due to lower market prices in 2016 and higher prices on sales to DPLER in 2015.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $5.6 million compared to the prior year. This decrease was the result of a $3.6 million decrease in RTO transmission and congestion revenue, as 2015 congestion revenue charges were higher due to more extreme weather. There was also a $2.0 million decrease in revenue realized from the PJM capacity auction as our generation was lower in 2016 due to plant outages, partially offset by higher capacity prices. The capacity prices that became effective in June of 2015 were $136/MW/day, compared to $126/MW/day in June 2014.

DPL – Cost of Revenues
For the three months ended March 31, 2016, Cost of Revenues decreased $80.9 million, or 30%, compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $9.5 million, or 12%, compared to the prior year primarily due to a 13% decrease in internal generation due to timing of plant outages in 2016, partially offset by a 2.9% increase in average fuel cost per MWh.

•	Net purchased power decreased $71.4 million, or 37%, compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $34.2 million, or 27%, primarily due to a $39.4 million volume decrease as DP&L no longer purchases power to source DPLER customers due to the sale of DPLER on January 1, 2016. This was partially offset increased purchases as we now sources 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DPL purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's. The decrease in volume was offset by an unfavorable price variance of $5.2 million driven by prices in the competitive bid process.

◦
RTO charges decreased $12.3 million, or 37%, as a result of no longer having a DP&L retail load obligation as a result of 100% SSO sales being sourced through the competitive auction. The remaining charges primarily relate to serving the loads of other parties through their competitive bid process. RTO charges are incurred as a member of PJM and primarily include costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $24.5 million, or 74%, due to DP&L no longer having a retail load requirement in 2016, resulting from the SSO load being 100% sourced through competitive bid in 2016 as opposed to 60% in 2015, partially offset by higher RTO capacity prices. The remaining charges primarily relate to serving the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦
Mark-to-market losses decreased $0.4 million due to less significant decreases in power prices in the three month period ended March 31, 2016, causing lower losses on derivative forward power purchase contracts.

DPL – Operation and Maintenance
The following table provides a summary of changes in operation and maintenance expense from the prior year periods:

Three months ended
March 31,
$ in millions	2016 v 2015

Alternative energy and maintenance expenses (a)	$3.9
Low-income payment program (a)	1.9
Information technology expenses	1.4
Maintenance of overhead transmission and distribution lines	0.8
Generating facilities operating and maintenance expenses	(2.1)
Deferred storm costs (a)	(4.4)
Total change in operation and maintenance expense	$1.5

(a)	There is a corresponding offset in Revenues associated with these programs.

During the three months ended March 31, 2016, Operation and maintenance expense increased $1.5 million, compared to the same period in the prior year. This variance was primarily the result of:

•	increased expenses related to alternative energy and energy efficiency programs;

•	increased expenses for the low-income payment program, which is funded by the USF revenue rate rider;

•	increased information technology expenses related to increased project and maintenance costs incurred in the first quarter of 2016; and

•	increased maintenance of overhead transmission and distribution lines, due to storms in the first quarter of 2016.
This increase was offset by:

•	decreased maintenance expenses at our generating facilities and

•	decreased storm costs, which were recognized in 2015 as they were recovered through customer rates.

DPL – Depreciation and Amortization
For the three months ended March 31, 2016, Depreciation and amortization expense did not change significantly from the same period in the prior year.

DPL – General Taxes
For the three months ended March 31, 2016, General taxes decreased $2.0 million compared to the same period in the prior year. This decrease primarily resulted from a $1.6 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, as well as an adjustment to the 2016 accrual to reflect a lower estimated 2016 liability.

DPL – Interest Expense
Interest expense during the three months ended March 31, 2016 decreased $4.2 million compared to the prior year primarily due to debt payments at DPL and DP&L, as well as decreased interest rates on DP&L’s senior secured pollution control bonds.

DPL – Income Tax Expense
For the three months ended March 31, 2016, Income tax expense decreased $10.4 million compared to the same period in the prior year primarily due to the application of an estimated annual Effective Tax Rate (ETR) approach in accordance with ASC 740-270, Interim Reporting. The ETR for 2016 is estimated to be 20.6% as compared to the estimated ETR applied to the prior year period of 31.1%. The primary factor impacting the 2016 ETR was lower forecasted pre-tax income.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended March 31,
$ in millions	2016	2015
Revenues:
Retail	$187.5	$218.0
Wholesale	117.4	192.7
RTO revenues	14.5	18.3
RTO capacity revenues	29.7	32.3
Other mark-to-market gains	0.1	—
Total revenues	349.2	461.3
Cost of revenues:
Fuel costs	64.6	69.6
Gains from the sale of coal	(1.7)	(0.2)
Mark-to-market gains	—	(0.1)
Total fuel	62.9	69.3

Purchased power	91.4	125.2
RTO charges	20.3	29.9
RTO capacity charges	8.1	32.7
Mark-to-market losses	1.5	1.9
Total purchased power	121.3	189.7

Total cost of revenues	184.2	259.0

Gross margin (a)	$165.0	$202.3

Gross margin as a percentage of revenues	47%	44%

Operating Income	$51.7	$60.3

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

The wholesale market covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting DP&L’s wholesale sales volume each hour throughout the year include: wholesale market prices, retail demand throughout the entire wholesale market area, DP&L and non-DP&L plants’ availability to sell into the wholesale market and weather conditions across the multi-state region. DP&L’s plan is to make wholesale sales when market prices allow for the economic operation of its generation facilities.

The following table provides a summary of changes in revenues from the prior period:

Three months ended
March 31,
$ in millions	2016 v 2015
Retail
Rate	$(28.1)
Volume	(5.0)
Other miscellaneous	2.6
Total retail change	(30.5)

Wholesale
Rate	(30.6)
Volume	(44.7)
Total wholesale change	(75.3)

RTO capacity & other
RTO capacity and other revenues	(6.4)

Other
Unrealized MTM	0.1

Total revenues change	$(112.1)

For the three months ended March 31, 2016, Revenues decreased $112.1 million to $349.2 million from $461.3 million in the same period in the prior year. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $30.5 million primarily due to lower average retail rates and decreased sales volume. The decrease in retail rates is primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 as compared to 60% in 2015, is lower than our non-auction generation rate and due to recovery of deferred storm costs in 2015. Milder winter weather in 2016 contributed to the volume decrease as heating degree days decreased by 665. The aforementioned impacts resulted in an unfavorable $28.1 million retail price variance and an unfavorable $5.0 million retail volume variance. These unfavorable variances were offset by a favorable other miscellaneous variance of $2.6 million.

•
Wholesale revenues decreased $75.3 million primarily as a result of an unfavorable $30.6 million wholesale price variance and an unfavorable $44.7 million wholesale volume variance. Although DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015, there was also a 14.5% decrease in net generation from DP&L's co-owned and operated plants due to increased plant outages. DP&L also had decreased full requirements sales to DPLER, as a result of the sale of DPLER. The price decrease of $30.6 million was primarily due to lower market prices in 2016 and higher prices on sales to DPLER in 2015.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $6.4 million. This decrease was the result of a $3.8 million decrease in RTO transmission and congestion revenue and a $2.6 million decrease in revenue realized from the PJM capacity auction due to lower capacity cleared in the auction. The capacity prices that became effective in June of 2015 were $136/MW/day, compared to $126/MW/day in June 2014.

DP&L – Cost of Revenues
For the three months ended March 31, 2016, Cost of Revenues decreased $74.8 million, or 29%, compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $6.4 million, or 9%, primarily due to a 14.5% decrease in internal generation due to timing of plant outages in 2016, partially offset by an 8.5% increase in average fuel cost per MWh.

•	Net purchased power decreased $68.4 million, or 36%, compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $33.8 million, or 27%, primarily due to a $39.5 million volume decrease attributable to the fact that DP&L no longer purchases power to source DPLER customers due to the sale of DPLER by DPL on January 1, 2016. This was partially offset by the fact that we now sources 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DP&L purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's. The decrease in volume was partially offset by a price variance of $5.7 million driven by prices in the competitive bid process.

◦
RTO charges decreased $9.6 million, or 32%, as a result of no longer having a DP&L retail load obligation as a result of 100% SSO sales being sourced through the competitive auction. The remaining charges primarily relate to serving the loads of other parties through their competitive bid process. RTO charges are incurred as a member of PJM and primarily include costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $24.6 million, or 75%, due to DP&L no longer having a retail load requirement in 2016, resulting from the SSO load being 100% sourced through competitive bid in 2016 as opposed to 60% in 2015, partially offset by higher RTO capacity prices. The remaining charges primarily relate to serving the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦
Mark-to-market losses decreased $0.4 million due to less significant decreases in power prices in the three month period ended March 31, 2016, causing lower losses on derivative forward power purchase contracts.

DP&L – Operation and Maintenance
The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

Three months ended
March 31,
$ in millions	2016 v 2015

Alternative energy and maintenance expenses (a)	3.9
Low-income payment program (a)	1.9
Information technology expenses	1.4
Maintenance of overhead transmission and distribution lines	0.8
Generating facilities operating and maintenance expenses	(4.0)
Deferred storm costs (a)	(4.4)
Other, net	2.1
Total change in operation and maintenance expense	$1.7

(a)	There is a corresponding offset in Revenues associated with these programs.

For the three months ended March 31, 2016, Operation and maintenance expense increased $1.7 million, compared to the same period in the prior year. This variance was primarily the result of:

•	increased expenses related to alternative energy and energy efficiency programs;

•	increased expenses for the low-income payment program, which is funded by the USF revenue rate rider;

•	increased information technology expenses, related to increased project and maintenance costs incurred in the first quarter of 2016; and

•	increased maintenance of overhead transmission and distribution lines, due to storms in the first quarter of 2016.
This increase was offset by:

•	decreased maintenance expenses at our generating facilities and

•	decreased storm costs, which were recognized in 2015 as they were recovered through customer rates.

DP&L – Depreciation and Amortization
For the three months ended March 31, 2016, Depreciation and amortization expense did not change significantly from the same period in the prior year.

DP&L – General Taxes
For the three months ended March 31, 2016, General taxes decreased $2.0 million compared to the same period in the prior year. This decrease primarily resulted from a $1.6 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, as well as an immaterial adjustment to the 2016 accrual to reflect a lower estimated 2016 liability.

DP&L – Interest Expense
Interest expense during the three months ended March 31, 2016 decreased $3.4 million compared to the same period in the prior year. This decrease was primarily due to debt payments at DP&L, as well as decreased interest rates on DP&L’s senior secured pollution control bonds.

DP&L – Income Tax Expense
For the three months ended March 31, 2016, Income tax expense decreased $2.4 million compared to the same period in the prior year primarily due to lower pre-tax income in 2016.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

DPL - Net cash from operating activities
The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes. Net cash from operating activities increased $17.1 million to $83.0 million in the three months ended March 31, 2016 from $65.9 million in the three months ended March 31, 2015. This was primarily driven by an increase in accounts receivable collections of $32.0 million, a $13.8 million increase related to lower inventory purchases in an effort to reduce coal inventories, and a $12.8 million increase related to the timing of accounts payable payments, partially offset by lower net income adjusted for depreciation and amortization and gain on sale of business of $47.7 million.

DP&L - Net cash from operating activities
The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes. Net cash from operating activities increased $39.8 million to $83.4 million in the three months ended March 31, 2016 from $43.6 million in the three months ended March 31, 2015. This change was primarily driven by $27.7 million of contract termination proceeds in January 2016, and a $13.9 million increase related to lower inventory purchases in an effort to reduce coal inventories.

DPL - Net cash from investing activities
Capital expenditures, primarily related to transmission and distribution, continue to be our principal use of cash related to investing activities. Net cash from investing activities increased $74.0 million to $39.6 million in the three months ended March 31, 2016 from $(34.4) million, in the three months ended March 31, 2015, primarily driven by $75.5 million in proceeds from the sale of DPLER in January 2016.

DP&L - Net cash from investing activities
Net cash from investing activities decreased $1.5 million to $(33.8) million in the three months ended March 31, 2016 from $(32.3) million in the three months ended March 31, 2015, primarily due to an increase in capital expenditures of $2.7 million, related primarily to transmission and distribution activities.

DPL - Net cash from financing activities
For the three months ended March 31, 2016, net cash from financing activities was $(75.4) million compared to no cash from financing activities for the three months ended March 31, 2015. This was due to the redemption of $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016 and the related make-whole payment of $2.4 million.

DP&L - Net cash from financing activities
For the three months ended March 31, 2016, net cash from financing activities decreased $20.0 million to $(30.2) million in the three months ended March 31, 2016 from $(10.2) million in the three months ended March 31, 2015. DP&L repaid $35.0 million to its parent, DPL, during the three months ended March 31, 2016, partially offset by additional borrowings of $5.0 million from DPL. In addition, dividends paid on common stock to parent were $10 million during the three months ended March 31, 2015 compared to no dividend payments on common stock to parent during the three months ended March 31, 2016.

Liquidity
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges and dividend payments. In 2016 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during these periods.

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of filing date
DP&L	Revolving	July 2020	$175.0	$173.6
DPL	Revolving	July 2020	205.0	201.0
			$380.0	$374.6

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At March 31, 2016, DP&L had no draws under this facility and had two letters of credit in the amount of $1.4 million outstanding, with the remaining $173.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the three months ended March 31, 2016 or 2015.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At March 31, 2016, there were three letters of credit in the amount of $4.0 million outstanding under this facility, with the remaining $201.0 million available to DPL. Fees associated with this facility were not material during the three months ended March 31, 2016 or 2015.

Cash and cash equivalents for DPL and DP&L amounted to $79.6 million and $24.8 million, respectively, at March 31, 2016. At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

Capital Requirements
Planned construction additions for 2016 relate primarily to new investments in and upgrades to DP&L’s power plant equipment and transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

DPL is projecting to spend an estimated $437.0 million in capital projects for the period 2016 through 2018, of which $310.0 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member. DP&L anticipates spending approximately $6.7 million within the next five years to reinforce its 138 kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA covenant that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down to not exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of March 31, 2016, the financial covenant was met with a ratio of 5.45 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense covenant that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of March 31, 2016, this financial covenant was met with a ratio of 3.19 to 1.00.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement have two financial covenants. Prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization ratio may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total debt to Total Capitalization ratio may not be greater than 0.75 to 1.00 at any time, except that required compliance with this financial covenant shall be suspended if DP&L maintains a rating of BBB- (or in the case of Moody’s Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility. As of March 31, 2016, DP&L met this financial covenant with a ratio of 0.37 to 1.00. This covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s shareholder’s equity and total debt. The above covenant was retained in DP&L’s revolving credit facility refinanced on July 31, 2015, and was modified only such that this covenant shall also be suspended between January 1, 2017 and December 31, 2017, if during this same time DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million.

The DP&L revolving credit facility and Bond Purchase and Covenants Agreement also have an EBITDA to Interest Expense financial covenant that will be calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00. As of March 31, 2016, this covenant was met with a ratio of 12.02 to 1.00.

Debt and Credit Ratings
The following table presents the debt ratings and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	BB(a) / BB-(b)	BBB (c)	Stable	December 2015
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Stable	March 2016
Standard & Poor's Financial Services LLC	BB (b)	BBB- (c)	Stable	May 2014

The following table presents the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective dates of each rating.

	DPL	DP&L	Outlook	Effective

Fitch Ratings	B+	BB+	Stable	December 2015
Moody's Investors Service, Inc.	Ba3	Baa3	Stable	March 2016
Standard & Poor's Financial Services LLC	BB	BB	Stable	May 2014

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Note 8 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2016 under contract; sales requirements may change. The majority of the contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustments. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.

For purposes of potential risk analysis, we use a sensitivity analysis to quantify potential impacts of market rate changes on the statements of results of operations. The sensitivity analysis represents hypothetical changes in market values that may or may not occur in the future.

Commodity Derivatives
To minimize the risk of fluctuations in the market price of commodities, such as coal, power, natural gas and heating oil, we may enter into commodity-forward and futures contracts to effectively hedge the cost/revenues of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases/sales of the commodity. Cash proceeds or payments between the counter-party and us at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased or sold. We generally do not enter into forward contracts beyond thirty-six months.

A 10% increase or decrease in the market price of our FTRs and natural gas futures at March 31, 2016 would not have a significant effect on Net income.

At March 31, 2016, a 10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $7.8 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of $12.1 million.

Wholesale Revenues
Energy in excess of contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. DP&L’s electric revenues in the wholesale market include sales to DPLER in 2015. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales.

DPL	Three months ended
	March 31,
	2016	2015
Percent of electric revenues from wholesale market	34%	43%

DP&L	Three months ended
	March 31,
	2016	2015
Percent of electric revenues from wholesale market	34%	42%

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2016, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power:

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$33.5	$32.6

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

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2016 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes. We did not include the impact of a change in the RPM capacity costs since these costs will be recovered through the development of our overall energy pricing for customers.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$6.8	$5.5

Capacity revenues and costs are also impacted by, among other factors, our generation capacity, the levels of wholesale revenues and our retail customer load. In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2016 were 48% and 52%, respectively. We have a significant portion of projected 2016 fuel needs under contract. The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2016, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2016 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2016 of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$38.3	$39.1

Interest Rate Risk
As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $125.0 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of bank held pollution control bonds. The variable-rate bonds bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 5 – Debt of Notes to DPL’s Condensed Consolidated Financial Statements and Note 5 – Debt of Notes to DP&L’s Condensed Financial Statements.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s debt was $1,940.6 million at March 31, 2016, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. All of DPL’s debt was adjusted to fair value at the date of the Merger. The fair value of this debt at March 31, 2016 was $1,977.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At March 31, 2016
	during the twelve months ending
	March 31,						Principal	Fair
$ in millions	2017	2018	2019	2020	2021	Thereafter	Amount	Value
Variable-rate debt	$6.3	$25.0	$25.0	$25.0	$243.7	$—	$325.0	$325.0
Average interest rate (a)	2.7%	2.7%	2.7%	2.7%	1.5%	—%
Fixed-rate debt	$502.1	$0.1	$0.2	$200.2	$0.2	$912.8	1,615.6	1,652.2
Average interest rate	2.4%	4.2%	4.2%	6.7%	4.2%	6.9%
Total							$1,940.6	$1,977.2

(a)	Based on rates in effect at March 31, 2016

The principal value of DP&L’s debt was $763.0 million at March 31, 2016, consisting of its first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. The fair value of this debt was $765.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At March 31, 2016
	during the twelve months ending
	March 31,						Principal	Fair
$ in millions	2017	2018	2019	2020	2021	Thereafter	Amount	Value
Variable-rate debt	$—	$—	$—	$—	$200.0	$—	$200.0	$200.0
Average interest rate (a)	—%	—%	—%	—%	1.3%	—%
Fixed-rate debt	$445.1	$0.1	$0.2	$0.2	$0.2	$117.2	563.0	565.4
Average interest rate	1.9%	4.2%	4.2%	4.2%	4.2%	4.7%
Total							$763.0	$765.4

(a)	Based on rates in effect at March 31, 2016

Debt maturities and repayments occurring in 2016 are discussed under "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS".

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2016 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of March 31, 2016, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At March 31, 2016		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt
Variable-rate debt	$325.0	$325.0	$3.3

Fixed-rate debt	1,615.6	1,652.2	16.5

Total	$1,940.6	$1,977.2	$19.8

DP&L	At March 31, 2016		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt
Variable-rate debt	$200.0	$200.0	$2.0

Fixed-rate debt	563.0	565.4	5.7

Total	$763.0	$765.4	$7.7

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,652.2 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $325.0 million variable-rate long-term debt outstanding as of March 31, 2016.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $565.4 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $200.0 million variable-rate long-term debt outstanding as of March 31, 2016.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and goodwill and intangible assets. Refer to our Form 10-K for the year ended December 31, 2015 for a complete listing of our critical accounting policies and estimates. There have been no material changes to these critical accounting policies and estimates.

	ELECTRIC SALES AND CUSTOMERS (a)
	DPL (b)		DP&L (c)		DPLER (d)
	Three months ended		Three months ended		Three months ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Electric Sales (millions of kWh)	4,092	4,183	3,953	4,971	—	2,048

Billed electric customers (end of period)	517,558	516,324	517,558	516,324	—	258,755

(a)	For 2016, this table contains wholesale sales in PJM market and to other utilities.

(b)
Electric sales excludes 899 million kWh relating to DPLER and Billed electric customers excludes DPLER customers outside of the DP&L service territory of 134,388 customers for the quarter ended March 31, 2015.

(c)	Included within this column are 1,149 million kWh of power that DP&L sold to DPLER within the DP&L service territory for the quarter ended March 31, 2015.

(d)	For DPLER in 2015, this table includes all sales of DPLER, both within and outside of the DP&L service territory.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management and our Board of Directors are committed to the continued improvement of DPL's overall system of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2015, and Form 10-Q for the three months ended March 31, 2016 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K and Form 10-Qs, and should be read in conjunction with such Form 10-K and Form 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q. The following information is incorporated by reference into this Item: (i) information about the legal proceedings contained in Part I, Item 1 - Note 8 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2015. As of March 31, 2016, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	May 6, 2016	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

	May 6, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	May 6, 2016	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 6, 2016	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

	May 6, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	May 6, 2016	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)