Form 10-Q
period 2016-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2016-11-04
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 3, 2016, each registrant had the following shares of common stock outstanding:

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
Quarter Ended September 30, 2016

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2016

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

CAIR	Clean Air Interstate Rule
CP
In 2015, PJM adopted changes to the capacity market known as “Capacity Performance”. The CP program offers the potential for higher capacity revenues, combined with substantially increased penalties for non-performance or under-performance during certain periods identified as “capacity performance hours.” The DP&L units operate under the CP construct effective June 1, 2016.

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

Dths	Decatherms, unit of heat energy equal to 10 therms. One therm is equal to 100,000 British Thermal Units
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan is a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1	ESP approved by PUCO order dated June 24, 2009
ESP 2	ESP approved by PUCO order dated September 4, 2013. The Ohio Supreme Court ruled that it was invalid. DP&L withdrew its ESP 2 on July 27, 2016 and filed an amended application on October 11, 2016.
ESP 3	ESP filed with the PUCO by DP&L on February 22, 2016
FASC	Financial Accounting Standards Board (FASB) Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed on February 23, 2016
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States of America

GLOSSARY OF TERMS (cont.)

Term	Definition
GHG	Greenhouse Gas
kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NYMEX	New York Mercantile Exchange
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
RPM	Reliability Pricing Model. The Reliability Pricing Model was PJM’s capacity construct prior to the implementation of the CP program.
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
VIE	Variable Interest Entity is an entity in which the investor holds a controlling interest that is not based on the majority of voting rights.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	abnormal or severe weather and catastrophic weather-related damage;

•	unusual maintenance or repair requirements;

•	changes in fuel costs and purchased power, coal, environmental emission allowances, natural gas and other commodity prices;

•	volatility and changes in markets for electricity and other energy-related commodities;

•	performance of our suppliers;

•	increased competition and deregulation in the electric utility industry;

•	increased competition in the retail generation market;

•	availability and price of capacity;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws;

•	changes in environmental laws and regulations to which DPL and its subsidiaries are subject;

•	the development and operation of RTOs, including PJM to which DP&L has given control of its transmission functions;

•	changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability;

•	significant delays associated with large construction projects;

•	growth in our service territory and changes in demand and demographic patterns;

•	changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	financial market conditions, changes in interest rates and changes in our credit ratings and availability and cost of capital;

•	changes in tax laws and the effects of our strategies to reduce tax payments;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	general economic conditions; and

•	the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and the “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” section in such report and in our Quarterly Report on Form 10-Q for the quarters ended June 30, and March 31, 2016 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2016	2015	2016	2015
Revenues	$389.3	$403.3	$1,081.6	$1,252.1

Cost of revenues:
Fuel	78.9	71.4	206.0	202.2
Purchased power	111.7	144.9	330.5	458.5
Total cost of revenues	190.6	216.3	536.5	660.7

Gross margin	198.7	187.0	545.1	591.4

Operating expenses:
Operation and maintenance	91.5	95.8	257.2	267.4
Depreciation and amortization	30.9	33.8	100.3	100.9
General taxes	21.6	21.7	64.2	66.7
Fixed-asset impairment	—	—	235.5	—
Other	(0.7)	0.2	(0.6)	0.4
Total operating expenses	143.3	151.5	656.6	435.4

Operating income / (loss)	55.4	35.5	(111.5)	156.0

Other income / (expense), net
Investment income	0.1	0.1	0.3	0.1
Interest expense	(27.0)	(28.9)	(79.3)	(90.3)
Charge for early retirement of debt	(0.5)	(2.1)	(3.1)	(2.1)
Other expense	(0.2)	(0.5)	(0.9)	(1.2)
Total other expense, net	(27.6)	(31.4)	(83.0)	(93.5)

Earnings / (loss) from continuing operations before income taxes	27.8	4.1	(194.5)	62.5

Income tax expense / (benefit) from continuing operations	12.7	(1.4)	(75.0)	15.4

Net income / (loss) from continuing operations	15.1	5.5	(119.5)	47.1

Discontinued operations (Note 13)
Income / (loss) from discontinued operations	—	4.9	(0.7)	10.1
Gain from disposal of discontinued operations	—	—	49.2	—
Income tax expense / (benefit) for discontinued operations	—	1.8	18.9	(1.8)
Discontinued operations	—	3.1	29.6	11.9

Net income / (loss)	$15.1	$8.6	$(89.9)	$59.0

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2016	2015	2016	2015
Net income / (loss)	$15.1	$8.6	$(89.9)	$59.0
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $0.0, $0.1, $(0.1) and $0.1 for each respective period	0.1	(0.3)	0.2	(0.2)
Derivative activity:
Change in derivative fair value, net of income tax expense of $(5.2), $(4.4), $(12.3) and $(5.4) for each respective period	9.5	7.8	22.4	9.6
Reclassification to earnings, net of income tax benefit of $3.0, $1.1, $13.8 and $1.6 for each respective period	(5.5)	(2.0)	(24.4)	(3.4)
Total change in fair value of derivatives	4.0	5.8	(2.0)	6.2
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $(0.1) and $(0.4) for each respective period	—	0.1	0.1	(0.1)

Other comprehensive income / (loss)	4.1	5.6	(1.7)	5.9

Net comprehensive income / (loss)	$19.2	$14.2	$(91.6)	$64.9

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
$ in millions	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$121.8	$32.4
Restricted cash	11.6	92.7
Accounts receivable, net (Note 2)	134.9	120.9
Inventories (Note 2)	80.0	109.1
Taxes applicable to subsequent years	19.7	81.2
Regulatory assets, current	—	14.4
Other prepayments and current assets	37.7	44.5
Assets held for sale, current	—	62.2
Total current assets	405.7	557.4

Property, plant & equipment:
Property, plant & equipment	2,701.2	2,909.0
Less: Accumulated depreciation and amortization	(479.6)	(432.3)
	2,221.6	2,476.7
Construction work in process	112.1	85.0
Total net property, plant & equipment	2,333.7	2,561.7
Other non-current assets:
Regulatory assets, non-current	186.9	179.9
Intangible assets, net of amortization	0.9	5.0
Other deferred assets	23.2	20.7
Total other non-current assets	211.0	205.6

Total assets	$2,950.4	$3,324.7

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$79.2	$572.8
Accounts payable	87.4	97.5
Accrued taxes	186.7	142.4
Accrued interest	35.5	21.4
Security deposits	14.6	15.2
Regulatory liabilities, current	44.7	24.4
Insurance and claims costs	5.9	5.9
Other current liabilities	76.1	54.5
Deposit received on sale of DPLER	—	75.5
Liabilities held for sale, current	—	1.6
Total current liabilities	530.1	1,011.2

Non-current liabilities:
Long-term debt (Note 6)	1,834.8	1,420.5
Deferred taxes	463.1	568.7
Taxes payable	1.6	84.1
Regulatory liabilities, non-current	129.9	127.0
Pension, retiree and other benefits	80.5	87.1
Other deferred credits	87.5	88.3
Total non-current liabilities	2,597.4	2,375.7

Redeemable preferred stock of subsidiary (Note 9)	—	18.4

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock:
1,500 shares authorized; 1 share issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Other paid-in capital	2,232.8	2,237.7
Accumulated other comprehensive income	15.7	17.4
Accumulated deficit	(2,425.6)	(2,335.7)
Total common shareholder's equity	(177.1)	(80.6)

Total liabilities and shareholder's equity	$2,950.4	$3,324.7

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
$ in millions	2016	2015
Cash flows from operating activities:
Net income / (loss)	$(89.9)	$59.0
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	100.3	104.1
Amortization of debt market value adjustments	0.1	(1.1)
Charge for early redemption of debt	3.1	2.1
Deferred income taxes	(101.4)	(20.5)
Fixed-asset impairment	235.5	—
Gain on sale of business	(49.2)	—
Changes in certain assets and liabilities:
Accounts receivable	23.6	48.8
Inventories	29.1	3.1
Prepaid taxes	0.2	(0.6)
Taxes applicable to subsequent years	61.5	58.2
Deferred regulatory costs, net	19.5	27.6
Accounts payable	(10.2)	(15.9)
Accrued taxes payable	(34.2)	(39.2)
Accrued interest payable	13.9	3.7
Security deposits	(0.6)	19.4
Pension, retiree and other benefits	(2.2)	1.0
Other	(0.5)	10.7
Net cash provided by operating activities	198.6	260.4
Cash flows from investing activities:
Capital expenditures	(109.8)	(93.5)
Proceeds from sale of business	75.5	1.3
Insurance proceeds	5.2	—
Purchase of renewable energy credits	(0.3)	(0.6)
Decrease in restricted cash	5.5	3.2
Other investing activities, net	0.8	0.4
Net cash used in investing activities	(23.1)	(89.2)
Cash flows from financing activities:
Payments of deferred financing costs	(8.0)	(5.6)
Issuance of long-term debt, net of discount	442.8	325.0
Retirement of long-term debt	(520.8)	(474.5)
Borrowings from revolving credit facilities	—	70.0
Repayment of borrowings from revolving credit facilities	—	(60.0)
Other financing activities, net	(0.1)	(0.1)
Net cash used in financing activities	(86.1)	(145.2)
Cash and cash equivalents:
Net change	89.4	26.0
Balance at beginning of period	32.4	17.0
Cash and cash equivalents at end of period	$121.8	$43.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$61.1	$77.3
Income taxes paid / (refunded), net	$0.3	$0.8
Non-cash financing and investing activities:
Accruals for capital expenditures	$15.9	$12.6

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL’s one reportable segment is the Utility segment, comprised of its DP&L subsidiary. DPLER, which was DPL's competitive retail segment, was sold January 1, 2016. See Note 12 – Business Segments for more information relating to these reportable segments. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to approximately 518,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market.

DPL’s other significant subsidiaries include AES Ohio Generation, which owns and operates peaking generating facilities from which it sells all of its energy and capacity into the wholesale market, and MVIC, our captive insurance company that provides insurance services to DPL and our subsidiaries. DPL owns all of the common stock of its subsidiaries.

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

DPL and its subsidiaries employed 1,171 people as of September 30, 2016, of which 1,163 were employed by DP&L. Approximately 62% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2016; our results of operations for the three and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and nine months ended September 30, 2016 may not be indicative of our results that will be realized for the full year ending December 31, 2016.

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

As a result of push down accounting, DPL’s Condensed Consolidated Statements of Operations subsequent to the Merger include depreciation of fixed assets based upon their fair value at the Merger date.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2016 and 2015 were $14.4 million and $13.0 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2016 and 2015 were $38.9 million and $38.5 million, respectively.

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
2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. Transition method: retrospective.
		January 1, 2016	There were no changes to the consolidation conclusions.
New Accounting Standards Issued But Not Yet Effective
2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control
This standard amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. Transition method: retrospectively.
		January 1, 2017 Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Transition method: modified retrospective method.
		January 1, 2018 Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	This standard provides specific guidance on how certain cash transactions are presented and classified in the statement of cash flows. Transition method: retrospective method	January 1, 2018. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements, but do not anticipate a material impact.
2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down. Transition method: various.
		January 1, 2020 Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
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
2014-09, 2016-08, 2016-10, 2016-12 Revenue from Contracts with Customers (Topic 606)
The Revenue from Contracts with Customers standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing revenue recognition. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments to the standard provide further clarification on contract revenue recognition specifically related to the implementation of the principal versus agent evaluation, the identification of performance obligations, clarification on accounting for licenses of intellectual property, and allows for the election to account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
$ in millions	2016	2015
Accounts receivable, net:
Unbilled revenue	$29.4	$43.3
Customer receivables	81.6	56.4
Amounts due from partners in jointly owned plants	12.8	16.0
Other	12.3	6.0
Provision for uncollectible accounts	(1.2)	(0.8)
Total accounts receivable, net	$134.9	$120.9
Inventories, at average cost:
Fuel and limestone	$42.0	$72.2
Plant materials and supplies	36.1	34.9
Other	1.9	2.0
Total inventories, at average cost	$80.0	$109.1

Accounts receivable of $31.0 million as of December 31, 2015 have been excluded from the above table as they have been reclassified as "Assets held for sale". See Note 13 – Discontinued Operations.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2016	2015	2016	2015
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.2)	$(0.2)	$(0.7)	$(0.7)
	Revenue	(9.3)	(3.8)	(46.6)	(7.0)
	Purchased power	1.0	0.9	9.1	2.7
	Total before income taxes	(8.5)	(3.1)	(38.2)	(5.0)
	Tax expense	3.0	1.1	13.8	1.6
	Net of income taxes	(5.5)	(2.0)	(24.4)	(3.4)
Amortization of defined benefit pension items (Note 8):
	Operation and maintenance	—	0.1	0.2	0.3
	Tax benefit	—	—	(0.1)	(0.4)
	Net of income taxes	—	0.1	0.1	(0.1)

Total reclassifications for the period, net of income taxes		$(5.5)	$(1.9)	$(24.3)	$(3.5)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2016 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2016	$0.4	$26.7	$(9.7)	$17.4

Other comprehensive income before reclassifications	0.2	22.4	—	22.6
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(24.4)	0.1	(24.3)
Net current period other comprehensive income / (loss)	0.2	(2.0)	0.1	(1.7)

Balance September 30, 2016	$0.6	$24.7	$(9.6)	$15.7

Note 3 – Regulatory Matters

Ohio law requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for SSO service. Although it has been in effect since January 2014, on June 20, 2016, the Supreme Court of Ohio (Court) issued an opinion in the appeal of DP&L’s ESP 2, which had been approved by the PUCO for the years 2014-2016 and which, among other matters, permitted DP&L to collect a non-bypassable service stability rider equal to approximately $9.2 million per month for each of those years and required DP&L to legally separate its generation assets by January 1, 2017. Over the period of ESP 2, DP&L has used all available cash flow to fund, among other things, debt repayments and necessary investments to ensure reliability and system performance. No dividends have been paid by DPL to AES during this period. In the opinion, the Court stated briefly, without expanding upon the basis, that the PUCO’s approval of the ESP was reversed on the authority of one of the Court’s prior rulings in a separate case not involving DP&L. In view of that reversal, on July 27, 2016 DP&L filed a motion to withdraw ESP 2 and implement rates consistent with those in effect as a result of ESP 1.

On August 26, 2016, the PUCO granted DP&L's motion to withdraw ESP 2, thereby terminating ESP 2 and its provisions, terms and conditions, including the requirement for DP&L to legally separate its generation assets by January 1, 2017. While DP&L may legally separate its generation assets, it is continuing to evaluate its options and timing with respect to separation. Further, the PUCO granted DP&L's motion to implement the provisions, terms and conditions of ESP 1 until a subsequent standard service offer is authorized by the PUCO. Tariffs consistent with the PUCO's Finding and Order were filed and became effective September 1, 2016. The rates under ESP 1 will be in place until rates consistent with the outcome for DP&L’s pending ESP 3 filing are approved and effective. The impact of reverting to ESP 1 is expected to result in a revenue reduction of approximately $3.0 million per month compared to those collected under ESP 2.

On February 22, 2016, DP&L filed ESP 3 at the PUCO seeking an effective date of January 1, 2017. On September 23, 2016, DP&L withdrew part of its ESP 3 filing that requested a Reliable Electricity Rider (RER). On October 11, 2016, DP&L filed an amended application requesting to recover $145.0 million per year for seven years that supports the alternative to the RER, named the Distribution Modernization Rider. Also as part of its plan, DP&L recommends including renewable energy attributes as part of the product that is competitively bid, and seeks recovery of approximately $10.5 million of regulatory assets. The plan also proposes a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan establishes new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental costs DP&L may incur. An evidentiary hearing is scheduled to begin December 5, 2016. There can be no assurance that ESP 3 will be approved as filed or on a timely basis. If ESP 3 is not approved on a timely basis or if the final ESP 3 provides for terms that are more adverse than those submitted in DP&L's application, our results of operations, financial condition and cash flows could be materially impacted.

Note 4 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2016 and December 31, 2015. Information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	September 30, 2016		December 31, 2015
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.2	$0.2
Equity securities	2.4	3.4	3.0	3.8
Debt securities	4.5	4.5	4.4	4.3
Hedge funds	0.2	0.2	0.4	0.4
Real estate	0.3	0.3	0.3	0.3
Total Assets	$7.7	$8.7	$8.3	$9.0

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt	$1,914.0	$1,969.4	$1,993.3	$1,975.3

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

DPL had $0.9 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at September 30, 2016 and $0.7 million ($0.5 million after tax) of unrealized gains and $0.1 million ($0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at December 31, 2015.

During the nine months ended September 30, 2016, $2.3 million ($1.5 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.

The fair value of assets and liabilities at September 30, 2016 and December 31, 2015 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at September 30, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.3	$0.3	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.5	—	4.5	—
Hedge funds	0.2	—	0.2	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	8.7	0.3	8.4	—
Derivative Assets
FTRs	0.1	—	—	0.1
Forward power contracts	33.1	—	32.5	0.6
Total Derivative assets	33.2	—	32.5	0.7
Total Assets	$41.9	$0.3	$40.9	$0.7

Liabilities
Derivative Liabilities
Forward power contracts	30.9	—	25.9	5.0
Total Derivative liabilities	30.9	—	25.9	5.0
Debt	1,969.4	—	1,951.4	18.0
Total Liabilities	$2,000.3	$—	$1,977.3	$23.0

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.8	—	3.8	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.4	—	0.4	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.0	0.2	8.8	—
Derivative assets
Forward power contracts	30.5	—	30.5	—
FTRs	0.2	—	—	0.2
Total Derivative assets	30.7	—	30.5	0.2

Total Assets	$39.7	$0.2	$39.3	$0.2

Liabilities
Derivative liabilities
FTRs	$0.5	$—	$—	0.5
Forward power contracts	27.0	—	23.9	3.1
Total Derivative liabilities	27.5	—	23.9	3.6
Debt	1,975.3	—	1,957.2	18.1

Total Liabilities	$2,002.8	$—	$1,981.1	$21.7

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

Approximately 93% of the inputs to the fair value of our derivative instruments are from quoted market prices.

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

Cash Equivalents
DPL had $90.1 million in money market funds included as part of cash and cash equivalents in its Consolidated Balance Sheet at September 30, 2016. The money market funds have quoted prices that are generally equivalent to par.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for ash ponds, asbestos, river structures and underground storage tanks increased by a net amount of $3.0 million and increased by a net amount of $38.7 million during the nine months ended September 30, 2016 and 2015, respectively.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 and their level within the fair value hierarchy (there were no impairments during the nine months ended September 30, 2015):

$ in millions	Nine months ended September 30, 2016
	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets (a)
DP&L (Killen)	$315.1	$—	$—	$84.3	$230.8
DP&L (peaking facilities)	$9.9	$—	$—	$5.2	$4.7

(a)See Note 14 – Fixed-asset Impairment for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the nine months ended September 30, 2016:

$ in millions	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Long-lived assets held and used:
DP&L (Killen)	$84.3	Discounted cash flow	Annual revenue growth	-11% to 13% (2%)
			Annual pre-tax operating margin	-50% to 57% (6%)
			Weighted-average cost of capital	11%

DP&L (peaking facilities)	$5.2	Discounted cash flow	Annual revenue growth	-22% to 17% (-3%)
			Annual pre-tax operating margin	-29% to 24% (-4%)
			Weighted-average cost of capital	7%

Note 5 – Derivative Instruments and Hedging Activities

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

At September 30, 2016, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.8	—	2.8
Natural Gas Futures	Not designated	Dths	—	(20.0)	(20.0)
Forward power contracts	Designated	MWh	607.6	(10,699.9)	(10,092.3)
Forward power contracts	Not designated	MWh	2,866.9	(2,393.1)	473.8

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2015, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	10.2	—	10.2
Forward power contracts	Designated	MWh	1,676.7	(7,795.8)	(6,119.1)
Forward power contracts	Not designated	MWh	5,049.9	(1,663.0)	3,386.9

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

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

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$3.4	$17.3	$1.1	$17.8
Net gains associated with current period hedging transactions	9.5	—	7.8	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.1)	—	(0.1)
Revenues	(6.0)	—	(2.5)	—
Purchased power	0.6	—	0.6	—
Ending accumulated derivative gains in AOCI	$7.5	$17.2	$7.0	$17.7

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$9.2	$17.5	$0.2	$18.3
Net gains associated with current period hedging transactions	22.4	—	9.6	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.3)	—	(0.6)
Revenues	(30.0)	—	(4.5)	—
Purchased power	5.9	—	1.7	—
Ending accumulated derivative gains in AOCI	$7.5	$17.2	$7.0	$17.7

Portion expected to be reclassified to earnings in the next twelve months (a)	$—	$0.6
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	15	0

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

Financial Statement Effect
The following tables present the amount and classification within the Condensed Consolidated Statements of Operations or Condensed Consolidated Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015:

For the three months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$—	$1.2	$(0.3)	$0.9
Realized gain / (loss)	(0.1)	(2.4)	0.2	(2.3)
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$(10.4)	$—	$(10.4)
Purchased power	(0.1)	9.2	(0.1)	9.0
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)

For the three months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$0.1	$0.1	$(3.2)	$(3.0)
Realized loss	(0.2)	(0.1)	(4.3)	(4.6)
Total	$(0.1)	$—	$(7.5)	$(7.6)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$—	$3.5	$3.5
Purchased power	—	—	(11.0)	(11.0)
Fuel	(0.1)	—	—	$(0.1)
Total	$(0.1)	$—	$(7.5)	$(7.6)

For the nine months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain	$0.4	$2.3	$—	$2.7
Realized gain / (loss)	(0.4)	(5.3)	0.7	(5.0)
Total	$—	$(3.0)	$0.7	$(2.3)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$(13.1)	$—	$(13.1)
Purchased power	—	10.1	0.7	10.8
Total	$—	$(3.0)	$0.7	$(2.3)

For the nine months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$0.2	$(4.9)	$0.1	$(4.2)
Realized loss	(0.3)	(0.1)	(8.1)	(0.1)	(8.6)
Total	$0.1	$0.1	$(13.0)	$—	$(12.8)
Recorded on Balance Sheet: gain
Regulatory asset	$0.1	$—	$—	$—	$0.1
Recorded in Income Statement: gain / (loss)
Revenue	—	—	8.9	—	8.9
Purchased power	—	0.1	(21.9)	—	(21.8)
Total	$0.1	$0.1	$(13.0)	$—	$(12.8)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at September 30, 2016:

Fair Values of Derivative Instruments
at September 30, 2016
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$15.6	$(13.3)	$—	$2.3
Forward power contracts	Not designated	8.7	(7.6)	—	1.1
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Designated	7.4	(1.1)	—	6.3
Forward power contracts	Not designated	1.4	(0.7)	—	0.7
Total assets		$33.2	$(22.7)	$—	$10.5

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$16.1	$(13.3)	$(2.7)	$0.1
Forward power contracts	Not designated	12.8	(7.6)	(2.4)	2.8

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	1.1	(1.1)	—	—
Forward power contracts	Not designated	0.9	(0.7)	—	0.2
Total liabilities		$30.9	$(22.7)	$(5.1)	$3.1

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
Credit risk-related contingent features
Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require us to post collateral if our credit ratings drop below certain thresholds. We have crossed that threshold with one counterparty to the derivative instruments and they could request that we post collateral of $0.9 million at this time.

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at September 30, 2016 was $30.9 million. $5.1 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $22.7 million. Since our debt is below investment grade, we could have to post collateral for the remaining $3.1 million.

Note 6 – Debt

The following table provides a summary of DPL's outstanding debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2016	2015
Term loan - rate at 4.00% (a)		2022	$445.0	$—
First mortgage bonds	1.875%	2016	—	445.0
Pollution control series	4.8%	2036	100.0	100.0
Pollution control series - rates from 1.29% - 1.36% (a) and 1.13% - 1.17% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	18.0	18.1
Unamortized deferred financing costs			(5.6)	(5.0)
Unamortized debt discount and premiums, net			(11.1)	(3.6)
Total long-term debt at subsidiary			746.3	754.5

Bank term loan - rates from 2.67% - 2.77% (a) and 2.44% - 2.67% (b)		2020	125.0	125.0
Senior unsecured bonds	6.5%	2016	57.0	130.0
Senior unsecured bonds	6.75%	2019	200.0	200.0
Senior unsecured bonds	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(9.3)	(11.1)
Unamortized debt discounts and premiums, net			(0.6)	(0.7)
Total long-term debt			1,914.0	1,993.3
Less: current portion			(79.2)	(572.8)
Total long-term debt			$1,834.8	$1,420.5

(a)	Range of interest rates for the nine months ended September 30, 2016.

(b)	Range of interest rates for the year ended December 31, 2015.

(c)	Note payable to related party. See Note 11 – Related Party Transactions for additional information.

Premiums or discounts recognized at the date of the Merger are amortized over the remaining life of the debt using the effective interest method.

Significant transactions
On February 5, 2016, $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016 were redeemed under the indenture's make-whole call provision, which allows for the bonds to be called prior to maturity with a make-whole payment as determined by discounting the bond's future cash flow by a similarly maturing U.S. Treasury bond's yield plus 50 basis points. On the call date, principal plus the make-whole payment due totaled $75.4 million, which was paid with cash on hand. On October 17, 2016, the remaining $57.0 million of the 6.5% Senior Unsecured Notes Due 2016 were redeemed at maturity with cash on hand.

On August 24, 2016, DP&L refinanced its $445.0 million of 1.875% First Mortgage Bonds due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022 and secured by a pledge of DP&L First Mortgage Bonds. The variable interest rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. Up to the maturity date but not starting until March 31, 2017, the loan amortizes 0.25% of the initial principal balance quarterly, and contains covenants and restrictions that are generally consistent with existing DP&L credit agreements.

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

The cost of borrowing under DP&L's unsecured revolving credit agreement and Bond Purchase and Covenants Agreement adjust under certain credit rating scenarios.

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

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
DPL	45.7%	(34.1)%	38.6%	24.6%

Income tax expense for the nine months ended September 30, 2016 and 2015 was calculated using the estimated annual effective income tax rates for 2016 and 2015 of 38.6% and 30.8%, respectively. For the three and nine months ended September 30, 2016 and 2015, management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended September 30, 2016, DPL’s current period effective tax rate was greater than the estimated annual effective rate primarily due to a change in its uncertain tax positions. The increase in the annual effective rate compared to the same period in 2015 is primarily due to a forecasted pre-tax loss in the 2016 tax year.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions made during the nine months ended September 30, 2016 and $5.0 million in employer contributions during the nine months ended September 30, 2015.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The amounts presented for postretirement include both health and life insurance. The pension and postretirement costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan. See Note 11 – Related Party Transactions.

The net periodic benefit cost of the pension and postretirement benefit plans for the three and nine months ended September 30, 2016 and 2015 was:

Net Periodic Benefit Cost	Pension
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2016	2015	2016	2015
Service cost	$1.4	$1.7	$4.2	$5.3
Interest cost	3.7	4.4	11.1	13.0
Expected return on plan assets	(5.7)	(5.7)	(17.1)	(17.0)
Amortization of unrecognized:
Prior service cost	0.4	0.5	1.4	1.5
Actuarial loss	1.1	1.5	3.2	4.4
Net periodic benefit cost	$0.9	$2.4	$2.8	$7.2

Net Periodic Benefit Cost	Postretirement
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2016	2015	2016	2015
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.2	0.2	0.4	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of unrecognized:
Prior service cost	—	—	—	—
Actuarial gain	(0.1)	(0.1)	(0.4)	(0.3)
Net periodic benefit cost	$—	$0.1	$—	$0.2

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2016	$6.2	$0.4
2017	25.2	1.6
2018	25.8	1.5
2019	26.3	1.4
2020	26.7	1.4
2021 - 2025	134.8	5.7

Note 9 - Redeemable Preferred Stock of Subsidiary

On October 13, 2016 (the "Redemption Date"), DPL's subsidiary, DP&L, redeemed all of its issued and outstanding preferred stock, consisting of the following series: Preferred Stock, 3.75% Series A, Cumulative (the “Series A Stock”); Preferred Stock, 3.75% Series B, Cumulative (the “Series B Stock”); and Preferred Stock, 3.90% Series C, Cumulative (the “Series C Stock” and, together with the Series A Stock and the Series B Stock, the “Preferred Stock”). On the Redemption Date, the Preferred Stock of each series was redeemed at the following prices as specified in DP&L’s Amended and Restated Articles of Incorporation, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date: a price of $102.50 per share for the Series A Stock, a price of $103.00 per share for the Series B Stock, and a price of $101.00 per share for the Series C Stock. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock is no longer outstanding, and all rights of the holders thereof as shareholders of DP&L, except the right to payment of the redemption price, ceased to exist.

As we issued the notice to redeem the preferred stock of DP&L in the third quarter, the $23.5 million redemption value was included in Other Current Liabilities as of September 30, 2016. The difference between the carrying value of the Redeemable Preferred Stock of Subsidiary and the redemption amount was charged to Other paid-in capital.

In addition, with DP&L preferred stock no longer outstanding, certain provisions in DP&L's Amended Articles of Incorporation which could limit the payment of cash dividends on any of its common stock, no longer apply.

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

At September 30, 2016, DPL had $16.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $4.8 million and $0.5 million at September 30, 2016 and December 31, 2015, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. As of September 30, 2016, DP&L could be responsible for the repayment of 4.9%, or $74.9 million, of a $1,528.0 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of September 30, 2016, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2015.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2016, cannot be reasonably determined.

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

•
Rules and future rules issued by the USEPA and the Ohio EPA that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;

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

Note 11 – Related Party Transactions

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

Benefit plans
DPL has an agreement with AES or one of its affiliates to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. AES or its affiliate administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

The following table provides a summary of these transactions:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2016	2015	2016	2015
Transactions with the Service Company
Charges for services provided	$9.7	$8.9	$32.8	$28.5
Charges to the Service Company	$1.1	$1.1	$3.4	$5.1
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$3.9	$4.3	$5.6	$12.5

Transactions with the Service Company:			At September 30, 2016	At December 31, 2015
Net payable to the Service Company			$(1.4)	$(0.5)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the "Trust"), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.3 million and $0.3 million at September 30, 2016 and December 31, 2015, respectively, is included in Other deferred assets within Other non-current assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at September 30, 2016 and December 31, 2015, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 6 – Debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. DPL had net payable balances of $97.0 million and $50.5 million at September 30, 2016 and December 31, 2015, respectively, which are recorded in Accounts receivable, net and Accrued taxes on the accompanying Balance Sheets on a gross basis.

Note 12 – Business Segments

At December 31, 2015, DPL had two segments consisting of the operations of two of its wholly-owned subsidiaries, DP&L (Utility segment) and DPLER (Competitive Retail segment which included DPLER's wholly-owned subsidiary, MC Squared). This is how we viewed our business and made decisions on how to allocate resources and evaluate performance.

The Competitive Retail segment, DPLER’s competitive retail electric service business, was sold on January 1, 2016 (see Note 13 – Discontinued Operations). DPL now operates through one segment, the Utility segment. Segment disclosures for 2015 have not been restated to show the competitive retail segment as a discontinued operation and therefore do not tie to the Condensed Consolidated Statement of Operations.

The Utility segment is comprised of DP&L’s electric generation, transmission and distribution businesses which generate and deliver electricity to residential, commercial, industrial and governmental customers. DP&L generates electricity at five coal-fired power plants and DP&L distributes power to approximately 518,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. Prior to the sale of DPLER, DP&L also sold electricity to DPLER and to other Ohio utilities. In 2016, all of DP&L's electricity for SSO customers was sourced through a competitive bid auction and DP&L's energy and capacity was primarily sold into the PJM wholesale market. DP&L’s transmission and distribution businesses are subject to rate regulation by federal and state regulators while rates for its generation business are deemed competitive under Ohio law.

The Competitive Retail segment’s electric energy used to meet its sales obligations was purchased from DP&L. Intercompany sales from DP&L to DPLER were based on fixed-price contracts for each customer; the price approximated market prices for wholesale power at the inception of each customer’s contract. These agreements were terminated in connection with the sale of DPLER on January 1, 2016.

Included in the “Other” column in the following tables are other businesses that do not meet the GAAP requirements for disclosure as reportable segments, certain corporate costs including interest expense on DPL’s debt, and adjustments related to purchase accounting from the Merger. Management evaluates segment performance based on gross margin. The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales and profits are eliminated in consolidation.

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	Utility Segment	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended September 30, 2016

Revenues from external customers	$368.0	$21.3	$—	$389.3
Intersegment revenues	0.4	2.0	(2.4)	—
Total revenues	368.4	23.3	(2.4)	389.3

Fuel	71.0	7.9	—	78.9
Purchased power	110.0	3.0	(1.3)	111.7

Gross margin	$187.4	$12.4	$(1.1)	$198.7

Depreciation and amortization	$24.1	$6.8	$—	$30.9
Interest expense	$6.5	$20.3	$0.2	$27.0
Income tax expense / (benefit)	$19.7	$(7.0)	$—	$12.7
Net income / (loss)	$30.1	$(15.0)	$—	$15.1

Cash capital expenditures	$26.5	$4.2	$—	$30.7

$ in millions	Utility Segment	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the three months ended September 30, 2015

Revenues from external customers	$323.2	$77.0	$13.9	$—	$414.1
Intersegment revenues	66.0	—	1.5	(67.5)	—
Total revenues	389.2	77.0	15.4	(67.5)	414.1

Fuel	69.0	—	2.4	—	71.4
Purchased power	142.5	66.6	3.0	(66.7)	145.4
Gross margin	$177.7	$10.4	$10.0	$(0.8)	$197.3

Depreciation and amortization	$34.6	$0.2	$—	$—	$34.8
Interest expense	$6.9	$—	$22.1	$(0.1)	$28.9
Income tax expense / (benefit)	$0.8	$1.6	$(2.1)	$—	$0.3
Net income / (loss)	$15.5	$2.6	$(9.5)	$—	$8.6

Cash capital expenditures	$27.9	$0.3	$0.5	$—	$28.7

$ in millions	Utility Segment	Other	Adjustments and Eliminations	DPL Consolidated
For the nine months ended September 30, 2016

Revenues from external customers	$1,030.3	$51.3	$—	$1,081.6
Intersegment revenues	1.0	4.2	(5.2)	—
Total revenues	1,031.3	55.5	(5.2)	1,081.6

Fuel	189.5	16.5	—	206.0
Purchased power	328.0	4.9	(2.4)	330.5

Gross margin	$513.8	$34.1	$(2.8)	$545.1

Depreciation and amortization	$95.2	$5.1	$—	$100.3
Fixed-asset impairment	$857.1	$(621.6)	$—	$235.5
Interest expense	$17.2	$61.6	$0.5	$79.3
Income tax expense / (benefit)	$(271.6)	$196.6	$—	$(75.0)
Net income / (loss) from continuing operations	$(467.8)	$348.3	$—	$(119.5)
Discontinued operations, net of tax	$—	$29.6	$—	$29.6
Net income / (loss)	$(467.8)	$377.9	$—	$(89.9)

Cash capital expenditures	$98.3	$11.5	$—	$109.8

at September 30, 2016
Total assets	$2,460.8	$1,303.8	$(814.2)	$2,950.4

$ in millions	Utility Segment	Competitive Retail	Other	Adjustments and Eliminations	DPL Consolidated
For the nine months ended September 30, 2015

Revenues from external customers	$957.6	$274.5	$49.4	$—	$1,281.5
Intersegment revenues	245.0	—	4.4	(249.4)	—
Total revenues	1,202.6	274.5	53.8	(249.4)	1,281.5

Fuel	188.9	—	13.3	—	202.2
Purchased power	452.3	247.0	7.8	(246.9)	460.2
Gross margin	$561.4	$27.5	$32.7	$(2.5)	$619.1

Depreciation and amortization	$103.5	$0.6	$—	$—	$104.1
Interest expense	$24.6	$0.1	$65.8	$(0.2)	$90.3
Income tax expense / (benefit)	$25.0	$(2.6)	$(8.9)	$—	$13.5
Net income / (loss)	$75.9	$10.9	$(27.8)	$—	$59.0

Cash capital expenditures	$91.2	$0.6	$1.7	$—	$93.5

at December 31, 2015
Total assets	$3,359.6	$—	$1,304.5	$(1,339.4)	$3,324.7

Note 13 – Discontinued Operations

On January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015 and DPL received $75.5 million of restricted cash on December 31, 2015 for the sale. This amount was shown as Restricted cash with the associated liability shown as "Deposit received on sale of DPLER" on the Balance Sheet as of December 31, 2015. Assets and liabilities related to DPLER were reclassified to "Assets held for sale" and "Liabilities held for sale" in the December 31, 2015 Condensed Consolidated Balance Sheet. DPL recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain includes the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016 but was eliminated in consolidation at December 31, 2015. Deferred taxes and intercompany balances were not reclassified to held for sale.

Operating activities related to DPLER have been reclassified to "Discontinued operations" in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

The following table summarizes the major categories of assets, liabilities at the dates indicated, and the revenues, cost of revenues, operating expenses and income tax of discontinued operations as of and for the periods indicated:

$ in millions				December 31, 2015
Accounts receivable, net				$31.0
Property, plant & equipment, net				4.6
Intangible assets, net				24.6
Other assets				2.0
Total assets of the disposal group classified as held for sale in the balance sheets				$62.2

Accounts payable				$0.8
Other liabilities				0.8
Total liabilities of the disposal group classified as held for sale in the balance sheets				$1.6

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues	$—	$77.1	$—	$274.6
Cost of revenues	—	(66.5)	—	(247.0)
Operating expenses	—	(5.7)	(0.7)	(17.5)
(Loss) / income from discontinued operations before income taxes	—	4.9	(0.7)	10.1
Gain from disposal of discontinued operations	—	—	49.2	—
Income tax expense / (benefit)	—	1.8	18.9	(1.8)
Income on discontinued operations	$—	$3.1	$29.6	$11.9

DPLER purchased its power from DP&L during 2015. Prior to DPLER being presented as a discontinued operation, this purchased power and DP&L's corresponding wholesale revenue would have been eliminated in consolidation.

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.7) million and $28.4 million for the nine months ended September 30, 2016 and 2015, respectively. Cash flows from investing activities for discontinued operations were $75.5 million and $0.7 million for the nine months ended September 30, 2016 and 2015, respectively. All cash generated from discontinued operations was paid to DPL through dividends for all periods presented.

Note 14 – Fixed-asset Impairment

During the second quarter of 2016, we tested the recoverability of our long-lived assets at certain of our generation facilities at DP&L. A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. We performed a long-lived asset impairment analysis and determined that the carrying amount of Killen and certain DP&L peaking generating facilities were not recoverable. The asset groups of Killen and these

DP&L peaking generating facilities were determined to have fair values of $84.3 million and $5.2 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized an asset impairment expense of $230.8 million and $4.7 million for Killen and these DP&L peaking generating facilities, respectively.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2016	2015	2016	2015
Revenues	$368.4	$389.2	$1,031.3	$1,202.6

Cost of revenues:
Fuel	71.0	69.0	189.5	188.9
Purchased power	110.0	142.5	328.0	452.3
Total cost of revenues	181.0	211.5	517.5	641.2

Gross margin	187.4	177.7	513.8	561.4

Operating expenses:
Operation and maintenance	85.5	93.5	248.0	261.6
Depreciation and amortization	24.1	34.6	95.2	103.5
General taxes	21.2	21.1	62.8	65.0
Gain on termination of contract	—	—	(27.7)	—
Fixed-asset impairment	—	—	857.1	—
Other	—	—	0.2	0.4
Total operating expenses	130.8	149.2	1,235.6	430.5

Operating income / (loss)	56.6	28.5	(721.8)	130.9

Other income / (expense), net:
Investment income	0.1	—	0.3	0.2
Interest expense	(6.5)	(6.9)	(17.2)	(24.6)
Charge for early retirement of debt	(0.5)	(5.0)	(0.5)	(5.0)
Other income / (expense), net:	0.1	(0.3)	(0.2)	(0.6)
Total other expense, net	(6.8)	(12.2)	(17.6)	(30.0)

Earnings / (loss) before income taxes	49.8	16.3	(739.4)	100.9

Income tax expense / (benefit)	19.7	0.8	(271.6)	25.0

Net income / (loss)	30.1	15.5	(467.8)	75.9

Dividends on preferred stock	0.3	0.3	0.7	0.7

Income / (loss) attributable to common stock	$29.8	$15.2	$(468.5)	$75.2

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2016	2015	2016	2015
Net income / (loss)	$30.1	$15.5	$(467.8)	$75.9
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax (expense) / benefit of $0.0, $0.1, $(0.1) and $0.1 for each respective period	0.1	(0.3)	0.2	(0.3)
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	—	—	—
Total change in fair value of available-for-sale securities	0.1	(0.3)	0.2	(0.3)
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $5.2, $(4.4), $(12.2) and $(5.4) for each respective period	9.5	7.8	22.5	9.6
Reclassification to earnings, net of income tax benefit of $3.0, $1.2, $13.5 and $1.9 for each respective period	(5.6)	(2.0)	(24.8)	(3.3)
Total change in fair value of derivatives	3.9	5.8	(2.3)	6.3
Pension and postretirement activity:
Reclassification to earnings, net of income tax expense of $(0.4), $(0.6), $(1.6) and $(1.6) for each respective period	0.7	0.8	1.7	2.6
Total change in unfunded pension obligation	0.7	0.8	1.7	2.6

Other comprehensive income / (loss)	4.7	6.3	(0.4)	8.6

Net comprehensive income / (loss)	$34.8	$21.8	$(468.2)	$84.5

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	September 30,	December 31,
$ in millions	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$92.9	$5.4
Restricted cash	11.6	44.8
Accounts receivable, net (Note 2)	136.3	119.5
Inventories (Note 2)	78.6	108.0
Taxes applicable to subsequent years	19.2	79.2
Regulatory assets, current	—	14.4
Other prepayments and current assets	36.7	46.3
Total current assets	375.3	417.6

Property, plant & equipment:
Property, plant & equipment	3,073.4	5,244.7
Less: Accumulated depreciation and amortization	(1,285.8)	(2,584.0)
	1,787.6	2,660.7
Construction work in process	89.9	78.0
Total net property, plant & equipment	1,877.5	2,738.7

Other non-current assets:
Regulatory assets, non-current	186.9	179.9
Intangible assets, net of amortization	0.9	5.0
Other deferred assets	20.2	18.4
Total other non-current assets	208.0	203.3
Total assets	$2,460.8	$3,359.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$3.5	$443.1
Short-term debt (Note 11)	—	35.0
Accounts payable	76.8	94.1
Accrued taxes	122.2	86.2
Accrued interest	1.0	4.1
Security deposits	14.6	15.1
Regulatory liabilities, current	44.7	24.4
Other current liabilities	75.6	51.0
Advance on contract termination	—	27.7
Total current liabilities	338.4	780.7

Non-current liabilities:
Long-term debt (Note 6)	745.0	313.6
Deferred taxes	314.4	631.2
Taxes payable	1.5	82.1
Regulatory liabilities, non-current	129.9	127.0
Pension, retiree and other benefits	80.5	87.1
Unamortized investment tax credit	18.3	20.0
Other deferred credits	82.1	82.3
Total non-current liabilities	1,371.7	1,343.3

Redeemable preferred stock (Note 9)	—	22.9

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	810.6	803.7
Accumulated other comprehensive loss	(29.1)	(28.7)
Retained earnings / (Accumulated deficit)	(31.2)	437.3
Total common shareholder's equity	750.7	1,212.7
Total liabilities and shareholder's equity	$2,460.8	$3,359.6

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
$ in millions	2016	2015
Cash flows from operating activities:
Net income / (loss)	$(467.8)	$75.9
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	95.2	103.5
Charge for early redemption of debt	0.5	5.0
Deferred income taxes	(314.2)	(14.2)
Fixed-asset impairment	857.1	—
Changes in certain assets and liabilities:
Accounts receivable	(11.0)	37.3
Inventories	29.4	3.0
Prepaid taxes	2.7	(0.4)
Taxes applicable to subsequent years	59.9	56.4
Deferred regulatory costs, net	19.5	27.6
Accounts payable	(13.5)	(20.0)
Accrued taxes payable	(43.2)	(29.1)
Accrued interest payable	(3.3)	(8.8)
Pension, retiree and other benefits	(2.2)	1.0
Other	11.3	10.5
Net cash provided by operating activities	220.4	247.7
Cash flows from investing activities:
Capital expenditures	(98.3)	(91.2)
Purchase of renewable energy credits	(0.3)	(0.6)
Decrease in restricted cash	5.5	3.2
Insurance proceeds	5.6	4.3
Other investing activities, net	0.9	0.4
Net cash used in investing activities	(86.6)	(83.9)
Cash flows from financing activities:
Dividends paid on common stock to parent	—	(50.0)
Borrowings from revolving credit facilities	—	50.0
Repayment of borrowings from revolving credit facilities	—	(40.0)
Dividends paid on preferred stock	(0.7)	(0.7)
Issuance of long-term debt, net of discount	442.8	200.0
Retirement of long-term debt	(445.3)	(314.5)
Payments of deferred financing costs	(8.0)	(3.3)
Issuance of short-term debt - related party	5.0	—
Repayment of short-term debt - related party	(40.0)	—
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(46.3)	(158.5)

Cash and cash equivalents:
Net change	87.5	5.3
Balance at beginning of period	5.4	5.4
Cash and cash equivalents at end of period	$92.9	$10.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$16.3	$26.8
Income taxes paid, net	$0.3	$0.8
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.1	$12.6
Equity contribution to settle liability	$7.5	—

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to approximately 518,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market. DP&L is a subsidiary of DPL.

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

DP&L employed 1,163 people as of September 30, 2016. Approximately 62% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2016; our results of operations for the three and nine months ended September 30, 2016 and 2015 and our cash flows for the nine months ended September 30, 2016 and 2015. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the nine months ended September 30, 2016 may not be indicative of our results that will be realized for the full year ending December 31, 2016.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2016 and 2015 were $14.4 million and $13.0 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2016 and 2015 were $38.9 million and $38.5 million, respectively.

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

2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis
The standard makes targeted amendments to the current consolidation guidance and ends the deferral granted to investment companies from applying the VIE guidance. The standard amends the evaluation of whether (1) fees paid to a decision-maker or service providers represent a variable interest, (2) a limited partnership or similar entity has the characteristics of a VIE and (3) a reporting entity is the primary beneficiary of a VIE. Transition method: retrospective.
		January 1, 2016	There were no changes to the consolidation conclusions.
New Accounting Standards Issued But Not Yet Effective
2016-17, Consolidation (Topic 810): Interest Held through Related Parties That Are under Common Control
This standard amends the evaluation of whether a reporting entity is the primary beneficiary of a VIE by amending how a reporting entity, that is a single decision maker of a VIE, treats indirect interests in that entity held through related parties that are under common control. Transition method: retrospectively.
		January 1, 2017 Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires that an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. Transition method: modified retrospective method.
		January 1, 2018 Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	This standard provides specific guidance on how certain cash transactions are presented and classified in the statement of cash flows. Transition method: retrospective method	January 1, 2018. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements but do not anticipate a material impact.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
This standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down. Transition method: various.
		January 1, 2020 Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our financial statements.
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
2014-09, 2016-08, 2016-10, 2016-12 Revenue from Contracts with Customers (Topic 606)
The Revenue from Contracts with Customers standard provides a single and comprehensive revenue recognition model for all contracts with customers to improve comparability. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and timing revenue recognition. The standard requires an entity to recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The amendments to the standard provide further clarification on contract revenue recognition specifically related to the implementation of the principal versus agent evaluation, the identification of performance obligations, clarification on accounting for licenses of intellectual property, and allows for the election to account for shipping and handling activities performed after control of a good has been transferred to the customer as a fulfillment cost. Transition method: a full retrospective or modified retrospective approach.
		January 1, 2018 (deferred by ASU No. 2015-14). Earlier application is permitted only as of January 1, 2017.	We are currently evaluating the impact of adopting the standard on our financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
$ in millions	2016	2015
Accounts receivable, net:
Unbilled revenue	$29.4	$43.3
Customer receivables	79.2	54.1
Amounts due from partners in jointly owned plants	12.8	16.0
Other	16.1	6.9
Provision for uncollectible accounts	(1.2)	(0.8)
Total accounts receivable, net	$136.3	$119.5

Inventories, at average cost:
Fuel and limestone	$42.0	$72.2
Plant materials and supplies	34.7	33.7
Other	1.9	2.1
Total inventories, at average cost	$78.6	$108.0

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2016	2015	2016	2015
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.3)	$(0.3)	$(0.9)	$(0.9)
	Revenue	(9.3)	(3.8)	(46.5)	(7.0)
	Purchased power	1.0	0.9	9.1	2.7
	Total before income taxes	(8.6)	(3.2)	(38.3)	(5.2)
	Tax expense	3.0	1.2	13.5	1.9
	Net of income taxes	(5.6)	(2.0)	(24.8)	(3.3)
Amortization of defined benefit pension items (Note 8):
	Operation and maintenance	1.1	1.4	3.3	4.2
	Tax benefit	(0.4)	(0.6)	(1.6)	(1.6)
	Net of income taxes	0.7	0.8	1.7	2.6

Total reclassifications for the period, net of income taxes		$(4.9)	$(1.2)	$(23.1)	$(0.7)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2016 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2016	$0.5	$11.2	$(40.4)	$(28.7)

Other comprehensive income before reclassifications	0.2	22.5	—	22.7
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(24.8)	1.7	(23.1)
Net current period other comprehensive income / (loss)	0.2	(2.3)	1.7	(0.4)

Balance September 30, 2016	$0.7	$8.9	$(38.7)	$(29.1)

Note 3 – Regulatory Matters

Ohio law requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for SSO service. Although it has been in effect since January 2014, on June 20, 2016, the Supreme Court of Ohio (Court) issued an opinion in the appeal of DP&L’s ESP 2, which had been approved by the PUCO for the years 2014-2016 and which, among other matters, permitted DP&L to collect a non-bypassable service stability rider equal to approximately $9.2 million per month for each of those years and required DP&L to legally separate its generation assets by January 1, 2017. Over the period of ESP 2, DP&L has used all available cash flow to fund, among other things, debt repayments and necessary investments to ensure reliability and system performance. No dividends have been paid by DPL to AES during this period. In the opinion, the Court stated briefly, without expanding upon the basis, that the PUCO’s approval of the ESP was reversed on the authority of one of the Court’s prior rulings in a separate case not involving DP&L. In view of that reversal, on July 27, 2016 DP&L filed a motion to withdraw ESP 2 and implement rates consistent with those in effect as a result of ESP 1.

On August 26, 2016, the PUCO granted DP&L's motion to withdraw ESP 2, thereby terminating ESP 2 and its provisions, terms and conditions, including the requirement for DP&L to legally separate its generation assets by January 1, 2017. While DP&L may legally separate its generation assets, it is continuing to evaluate its options and timing with respect to separation. Further, the PUCO granted DP&L's motion to implement the provisions, terms and conditions of ESP 1 until a subsequent standard service offer is authorized by the PUCO. Tariffs consistent with the PUCO's Finding and Order were filed and became effective September 1, 2016. The rates under ESP 1 will be in place until rates consistent with the outcome for DP&L’s pending ESP 3 filing are approved and effective. The impact of reverting to ESP 1 is expected to result in a revenue reduction of approximately $3.0 million per month compared to those collected under ESP 2.

On February 22, 2016, DP&L filed ESP 3 at the PUCO seeking an effective date of January 1, 2017. On September 23, 2016, DP&L withdrew part of its ESP 3 filing that requested a Reliable Electricity Rider (RER). On October 11, 2016, DP&L filed an amended application requesting to recover $145.0 million per year for seven years that supports the alternative to the RER, named the Distribution Modernization Rider. Also as part of its plan, DP&L recommends including renewable energy attributes as part of the product that is competitively bid, and seeks recovery of approximately $10.5 million of regulatory assets. The plan also proposes a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan establishes new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental costs DP&L may incur. An evidentiary hearing is scheduled to begin December 5, 2016. There can be no assurance that ESP 3 will be approved as filed or on a timely basis. If ESP 3 is not approved on a timely basis or if the final ESP 3 provides for terms that are more adverse than those submitted in DP&L's application, our results of operations, financial condition and cash flows could be materially impacted.

Note 4 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2016 and December 31, 2015. Information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	September 30, 2016		December 31, 2015
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.2	$0.2
Equity securities	2.4	3.4	3.0	3.8
Debt securities	4.5	4.5	4.4	4.3
Hedge funds	0.2	0.2	0.4	0.4
Real estate	0.3	0.3	0.3	0.3
Total assets	$7.7	$8.7	$8.3	$9.0

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt	$748.5	$763.5	$756.7	$764.2

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

DP&L had $1.1 million ($0.7 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at September 30, 2016 and $0.8 million ($0.5 million after tax) in unrealized gains and $0.1 million ($0.1 million after tax) in unrealized losses on the Master Trust assets in AOCI at December 31, 2015.

During the nine months ended September 30, 2016, $2.3 million ($1.5 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the nine months ended September 30, 2016 and 2015.

The fair value of assets and liabilities at September 30, 2016 and December 31, 2015 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at September 30, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.3	$0.3	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.5	—	4.5	—
Hedge funds	0.2	—	0.2	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	8.7	0.3	8.4	—

Derivative assets
FTRs	0.1	—	—	0.1
Forward power contracts	33.2	—	32.6	0.6
Total derivative assets	33.3	—	32.6	0.7

Total assets	$42.0	$0.3	$41.0	$0.7

Liabilities
Derivative liabilities
Forward power contracts	$31.0	$—	$26.0	$5.0
Total derivative liabilities	31.0	—	26.0	5.0

Debt	763.5	—	745.5	18.0

Total liabilities	$794.5	$—	$771.5	$23.0

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2015	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.2	$0.2	$—	$—
Equity securities	3.8	—	3.8	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.4	—	0.4	—
Real estate	0.3	—	0.3	—
Total Master Trust assets	9.0	0.2	8.8	—

Derivative assets
FTRs	0.2	—	—	0.2
Forward power contracts	30.6	—	30.6	—
Total Derivative assets	30.8	—	30.6	0.2

Total assets	$39.8	$0.2	$39.4	$0.2

Liabilities
Derivative liabilities
FTRs	$0.5	$—	$—	$0.5
Forward power contracts	27.0	—	23.9	3.1
Total Derivative liabilities	27.5	—	23.9	3.6

Debt	764.2	—	746.1	18.1

Total liabilities	$791.7	$—	$770.0	$21.7
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

Approximately 93% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Cash Equivalents
DP&L had $90.1 million in money market funds included as part of cash and cash equivalents in its Balance Sheet at September 30, 2016. The money market funds have quoted prices that are generally equivalent to par.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for ash ponds, asbestos, river structures and underground storage tanks increased by a net amount of $3.0 million and increased by a net amount of $38.7 million during the nine months ended September 30, 2016 and 2015, respectively.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the nine months ended September 30, 2016 and their level within the fair value hierarchy (there were no impairments during the nine months ended September 30, 2015):

	Carrying	Fair Value			Gross
$ in millions	Amount (b)	Level 1	Level 2	Level 3	Loss
	Nine months ended September 30, 2016
Long-lived assets (a)
DP&L (Stuart)	$456.4	$—	$—	$164.4	$292.0
DP&L (Killen)	$330.5	$—	$—	$84.3	$246.2
DP&L (Zimmer)	$429.9	$—	$—	$111.0	$318.9

(a)See Note 12 – Fixed-asset Impairment for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the nine months ended September 30, 2016:

$ in millions	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Long-lived assets held and used:
DP&L (Stuart)	$164.4	Discounted cash flow	Annual revenue growth	-9% to 10% (2%)
			Annual pre-tax operating margin	-29% to 52% (5%)
			Weighted-average cost of capital	9%

DP&L (Killen)	$84.3	Discounted cash flow	Annual revenue growth	-11% to 13% (2%)
			Annual pre-tax operating margin	-50% to 67% (6%)
			Weighted-average cost of capital	11%

DP&L (Zimmer)	$111.0	Discounted cash flow	Annual revenue growth	-14% to 13% (1%)
			Annual pre-tax operating margin	-46% to 80% (4%)
			Weighted-average cost of capital	9%

Note 5 – Derivative Instruments and Hedging Activities

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

At September 30, 2016, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.8	—	2.8
Natural gas futures	Not designated	Dths	—	(20.0)	(20.0)
Forward power contracts	Designated	MWh	607.6	(10,699.9)	(10,092.3)
Forward power contracts	Not designated	MWh	2,866.9	(2,419.8)	447.1

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2015, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	10.2	—	10.2
Forward power contracts	Designated	MWh	1,676.7	(7,795.8)	(6,119.1)
Forward power contracts	Not designated	MWh	5,049.9	(1,665.7)	3,384.2

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

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

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$3.4	$1.6	$1.1	$2.2
Net gains associated with current period hedging transactions	9.5	—	7.8	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.1)
Revenues	(6.0)	—	(2.5)	—
Purchased power	0.6	—	0.6	—
Ending accumulated derivative gains in AOCI	$7.5	$1.4	$7.0	$2.1

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$9.2	$2.0	$0.2	$2.6
Net gains associated with current period hedging transactions	22.5	—	9.6	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.6)	—	(0.5)
Revenues	(30.1)	—	(4.5)	—
Purchased power	5.9	—	1.7	—
Ending accumulated derivative gains in AOCI	$7.5	$1.4	$7.0	$2.1

Portion expected to be reclassified to earnings in the next twelve months (a)	$—	$(0.7)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	15	0

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

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

Financial Statement Effect
The following tables present the amount and classification within the Condensed Statements of Operations or Condensed Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2016 and 2015:

For the three months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$—	$1.2	$(0.3)	$0.9
Realized gain / (loss)	(0.1)	(2.4)	0.2	(2.3)
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$(10.4)	$—	$(10.4)
Purchased power	(0.1)	9.2	(0.1)	9.0
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)

For the three months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Total
Change in unrealized gain / (loss)	$0.1	$0.1	$(3.3)	$(3.1)
Realized loss	(0.2)	(0.1)	(4.3)	(4.6)
Total	$(0.1)	$—	$(7.6)	$(7.7)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$—	$3.4	$3.4
Purchased power	—	—	(11.0)	(11.0)
Fuel	(0.1)	—	—	(0.1)
Total	$(0.1)	$—	$(7.6)	$(7.7)

For the nine months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain	$0.4	$2.3	$—	$2.7
Realized gain / (loss)	(0.4)	(5.3)	0.7	(5.0)
Total	$—	$(3.0)	$0.7	$(2.3)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$(13.1)	$—	$(13.1)
Purchased power	—	10.1	0.7	10.8
Total	$—	$(3.0)	$0.7	$(2.3)

For the nine months ended September 30, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$0.2	$(5.0)	0.1	$(4.3)
Realized loss	(0.3)	(0.1)	(8.1)	(0.1)	(8.6)
Total	$0.1	$0.1	$(13.1)	$—	$(12.9)
Recorded in Balance Sheet:
Regulatory asset	$0.1	$—	$—	$—	$0.1
Recorded in Income Statement: gain / (loss)
Purchased power	—	0.1	(21.9)	—	(21.8)
Fuel	—	—	8.8	—	8.8
Total	$0.1	$0.1	$(13.1)	$—	$(12.9)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at September 30, 2016:

Fair Values of Derivative Instruments
at September 30, 2016
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$15.6	$(13.3)	$—	$2.3
Forward power contracts	Not designated	8.8	(7.7)	—	1.1
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Forward power contracts	Designated	7.4	(1.1)	—	6.3
Forward power contracts	Not designated	1.4	(0.7)	—	0.7
Total assets		$33.3	$(22.8)	$—	$10.5

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$16.1	$(13.3)	$(2.7)	$0.1
Forward power contracts	Not designated	12.9	(7.7)	(2.4)	2.8

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	1.1	(1.1)	—	—
Forward power contracts	Not designated	0.9	(0.7)	—	0.2
Total liabilities		$31.0	$(22.8)	$(5.1)	$3.1

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

Credit risk-related contingent features
Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require us to post collateral if our credit ratings drop below certain thresholds. We have crossed that threshold with one counterparty to the derivative instruments and they could request that we post collateral of $0.9 million at this time.

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at September 30, 2016 was $31.0 million. $22.8 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $5.1 million. Since our debt is below investment grade, we could have to post collateral for the remaining $3.1 million.

Note 6 – Debt

The following table provides a summary of DP&L's outstanding debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2016	2015
Term loan - rates from 4.00% - 4.00% (a)		2022	$445.0	$—
First mortgage bonds	1.875%	2016	—	445.0
Pollution control series	4.8%	2036	100.0	100.0
Pollution control series - rates from 1.29% - 1.36% (a) and 1.13% - 1.17% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	18.0	18.1
Unamortized deferred financing costs			(12.3)	(6.2)
Unamortized debt discount			(2.2)	(0.2)
Total long-term debt			748.5	756.7
Less: current portion			(3.5)	(443.1)
Total			$745.0	$313.6

(a)Range of interest rates for the nine months ended September 30, 2016.
(b)Range of interest rates for the year ended December 31, 2015.

Significant transactions
On August 24, 2016, DP&L refinanced its 1.875% First Mortgage Bonds Due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022 and secured by a pledge of DP&L First Mortgage Bonds. The variable interest rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. Up to the maturity date but not starting until March 31, 2017, the loan amortizes 0.25% of the initial principal balance quarterly, and contains covenants and restrictions that are generally consistent with existing DP&L credit agreements.

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

The cost of borrowing under DP&L's unsecured revolving credit agreement and Bond Purchase and Covenants Agreement adjusts under certain credit rating scenarios.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2016 and 2015.

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
DP&L	39.6%	4.9%	36.7%	24.8%

Income tax expense for the three and nine months ended September 30, 2016 and 2015 was calculated using the estimated annual effective income tax rates for 2016 and 2015 of 36.7% and 29.0%, respectively. For the three and nine months ended September 30, 2016 and 2015 management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

For the three months ended September 30, 2016, DP&L’s current period effective tax rate was greater than the estimated annual effective rate primarily due to a change in its uncertain tax positions and the deduction for the preferred stock dividends. The increase in the annual effective rate compared to the same period in 2015 is primarily due to a forecasted pre-tax loss in the 2016 tax year.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions made during the nine months ended September 30, 2016 and $5.0 million in employer contributions during the nine months ended September 30, 2015.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The amounts presented for postretirement include both health and life insurance. The pension and postretirement costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan. See Note 11 – Related Party Transactions.

The net periodic benefit cost of the pension and postretirement benefit plans for the three and nine months ended September 30, 2016 and 2015 was:

Net Periodic Benefit Cost	Pension
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2016	2015	2016	2015
Service cost	$1.4	$1.8	$4.2	$5.3
Interest cost	3.7	4.2	11.1	12.8
Expected return on plan assets	(5.7)	(5.6)	(17.1)	(16.8)
Amortization of unrecognized:
Prior service cost	0.8	0.9	2.3	2.5
Actuarial loss	1.8	2.4	5.4	7.2
Net periodic benefit cost	$2.0	$3.7	$5.9	$11.0

Net Periodic Benefit Cost	Postretirement
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2016	2015	2016	2015
Service cost	$—	$0.1	$0.1	$0.1
Interest cost	0.1	0.1	0.4	0.5
Expected return on plan assets	(0.1)	(0.1)	(0.1)	(0.1)
Amortization of unrecognized:
Prior service cost	0.1	0.1	0.1	0.1
Actuarial gain	(0.1)	(0.2)	(0.5)	(0.5)
Net periodic benefit cost	$—	$—	$—	$0.1

Benefit payments and Medicare Part D reimbursements, which reflect future service, are estimated to be paid as follows:

$ in millions	Pension	Postretirement
2016	$6.2	$0.4
2017	25.2	1.6
2018	25.8	1.5
2019	26.3	1.4
2020	26.7	1.4
2021 - 2025	134.8	5.7

Note 9 – Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at September 30, 2016. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio, calculated as total equity divided by total capitalization, of at least 50 percent and not to have a negative retained earnings balance. After the fixed-asset impairment recorded during the second quarter of 2016 and as of September 30, 2016, DP&L's equity ratio was 50% and retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L. In the generation separation order dated September 17, 2014, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018.

On October 13, 2016 (the "Redemption Date"), DP&L redeemed all of its issued and outstanding preferred stock, consisting of the following series: Preferred Stock, 3.75% Series A, Cumulative (the “Series A Stock”); Preferred Stock, 3.75% Series B, Cumulative (the “Series B Stock”); and Preferred Stock, 3.90% Series C, Cumulative (the “Series C Stock” and, together with the Series A Stock and the Series B Stock, the “Preferred Stock”). On the Redemption Date, the Preferred Stock of each series was redeemed at the following prices as specified in DP&L’s Amended and Restated Articles of Incorporation, plus, in each case an amount equal to all accrued dividends payable with respect to such Preferred Stock to the Redemption Date: a price of $102.50 per share for the Series A Stock, a price of $103.00 per share for the Series B Stock, and a price of $101.00 per share for the Series C Stock. Dividends on the Preferred Stock ceased to accrue on the Redemption Date. Upon redemption, the Preferred Stock was no longer outstanding, and all rights of the holders thereof as shareholders of DP&L, except the right to payment of the redemption price, ceased to exist.

As we issued the notice to redeem the preferred stock in the third quarter, the $23.5 million redemption value was included in Other Current Liabilities as of September 30, 2016. The difference between the carrying value of the Redeemable Preferred Stock and the redemption amount was charged to Other paid-in capital.

In addition, with DP&L preferred stock no longer outstanding, certain provisions in DP&L's Amended Articles of Incorporation which could limit the payment of cash dividends on any of its common stock, no longer apply.

Equity settlement of related party payable
DP&L settled a $7.5 million payable to DPL relating to income taxes. This payable balance was settled through equity and DPL's investment in DP&L was increased by $7.5 million as consideration for extinguishing the payable.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. As of September 30, 2016, DP&L could be responsible for the repayment of 4.9%, or $74.9 million, of a $1,528.0 million debt obligation that has maturities from 2018 to 2040. This would only happen if OVEC defaulted on its debt payments. As of September 30, 2016, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2015.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2016, cannot be reasonably determined.

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

•
Rules and future rules issued by the USEPA and the Ohio EPA that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;

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

Note 11 – Related Party Transactions

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

Benefit plans
DPL has an agreement with AES or one of its affiliates to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. AES or its affiliate administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

The following table provides a summary of these transactions:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2016	2015	2016	2015
DP&L revenues:
Sales to DPLER (including MC Squared) (a)	$—	$66.0	$—	$245.0
DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (b)	$(0.8)	$(0.8)	$(2.5)	$(2.4)
Expense recoveries for services provided to DPLER (c)	$—	$0.6	$—	$1.8
Transactions with the Service Company:
Charges for services provided	$9.4	$7.6	$29.2	$24.3
Charges to the Service Company	$1.1	$1.1	$3.3	$5.0
Transactions with other AES affiliates:
Charges / (credits) for health, welfare and benefit plans	$3.8	$4.1	$5.5	$11.9

Balances with related parties:			At September 30, 2016	At December 31, 2015
Net payable to the Service Company			$(1.4)	$(0.5)
Short-term loan with DPL (d)			$—	$35.0
Receivable from MVIC (b)			$4.3	$2.8

(a)
DP&L sold power to DPLER and MC Squared to satisfy the electric requirements of their retail customers. The revenue dollars associated with sales to DPLER and MC Squared are recorded as wholesale revenues in DP&L’s Financial Statements. These agreements were terminated upon the sale of DPLER on January 1, 2016.

(b)
MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums paid by DP&L to MVIC. DP&L received insurance proceeds from MVIC of $0.2 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively, and $0.4 million and $4.3 million for the nine months ended September 30, 2016 and 2015, respectively.

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

(d)	On December 31, 2015, DPL loaned $35.0 million to DP&L through an intercompany short-term loan at 2.67%.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. DP&L had a net payable balance of $36.2 million at September 30, 2016 which is recorded in Accounts receivable, net and Accrued taxes on the accompanying Balance Sheets and a net receivable balance of $1.5 million at December 31, 2015 which is recorded in Accounts receivable, net and Accrued taxes on the accompanying Balance Sheets on a gross basis.

Gain on termination of contract
On January 1, 2016, DPL closed on the sale of DPLER. Also on January 1, 2016, DP&L terminated the contract it had with DPLER for the supply of electricity. The agreement terminating the contract was signed on December 28, 2015 and DP&L received $27.7 million of restricted cash on December 31, 2015 for the early termination of the contract. For the nine months ended September 30, 2016, this amount was recorded in Gain on termination of contract in the Condensed Statements of Operations and the cash received was included in Cash flows from operating activities in the Condensed Statements of Cash Flows.

Note 12 – Fixed-asset Impairment

During the second quarter of 2016, we tested the recoverability of our long-lived assets at certain of our generation facilities at DP&L. A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. We performed a long-lived asset impairment test and determined that the carrying amounts of the asset groups of Stuart, Killen and Zimmer were not recoverable. The asset groups of Stuart, Killen and Zimmer were determined to have fair values of $164.4 million, $84.3 million and $111.0 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expenses of $292.0 million, $246.2 million and $318.9 million for Stuart, Killen and Zimmer, respectively during the nine months ended September 30, 2016.

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

POLITICAL FACTORS

The outcome of the 2016 U.S. elections could result in significant changes to U.S. environmental policies, energy policies and tax laws, the impact of which is uncertain.

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. See Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements. In addition to matters discussed or updated herein, our Forms 10-K and 10-Q previously filed with the SEC during 2016 describe other regulatory matters which have not materially changed since those filings.

ENVIRONMENTAL MATTERS

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities and operations to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. We did not have any accruals for environmental matters as of September 30, 2016. We have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or cannot be reasonably estimated, which are disclosed in the paragraphs below. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

Clean Water Act rules for Selenium
On July 13, 2016, the USEPA published the final updated chronic aquatic life criterion for the pollutant selenium in freshwater per CWA section 304(a). The rule will be implemented after state rulemaking occurs, which is expected to be at the end of 2017, and requirements will be incorporated into NPDES permits with compliance schedules in some cases. We are reviewing the rule and cannot yet say what the impact will be on our operations.

Cross-State Air Pollution Rule
On September 7, 2016, the USEPA finalized an update to the CSAPR to address the 2008 ozone NAAQS. CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s nonattainment, or interference with maintenance of, any NAAQS. The final rule finds that NOx ozone season emissions in 22 states (including Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS. For these 22 states, the USEPA is issuing federal implementation plans that generally update existing CSAPR NOx ozone season emission budgets for electric generating units within these states, and implement these budgets through modifications to the existing CSAPR NOx ozone season allowance trading program. Implementation will start in the 2017 ozone season (May through September 2017). Affected facilities will receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. At this time, we cannot predict what the impact will be with respect to these new standards and requirements, but it could be material if certain facilities will need to purchase additional allowances based on reduced allocations.

Regulation of Waste Disposal
In September 2002, DP&L and other parties received a special notice that the USEPA considers DP&L to be a PRP for the clean-up of hazardous substances at the South Dayton Dump landfill site. On June 8, 2016, the PRP group entered into another Administrative Settlement Agreement and Order on Consent (ASAOC) (the “2016 ASAOC”) for the performance of a remedial investigation and feasibility study. On July 5, 2016, the plaintiffs filed a motion for leave to amend their complaint against DP&L and other defendants, which the Court granted on August 15, 2016. DP&L is unable to predict the outcome of these actions by the plaintiffs and the USEPA. Additionally, the District Court’s 2013 ruling and the Court of Appeals’ affirmation of that ruling in 2014 do not address future litigation that may arise with respect to actual remediation costs. While DP&L is unable to predict the outcome of these and any future matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its business, financial condition or results of operations.

On April 7, 2010, the USEPA published an Advance Notice of Proposed Rulemaking announcing that it is reassessing existing regulations governing the use and distribution in commerce of polychlorinated biphenyls (PCBs). This reassessment is in the early stages and the USEPA is seeking information from potentially affected parties on how it should proceed. A proposed rule is expected in 2017. At present, DP&L is unable to predict the impact of this initiative but it could have a material effect on its results of operations, financial condition or cash flows.

PJM PRICING

Capacity Auction Price
The PJM capacity base residual auction for the 2019/20 period cleared at a per megawatt price of $100/MW-day for our RTO area. The per megawatt prices for the periods 2018/19, 2017/18, 2016/17 and 2015/16 were $165/MW-day, $152/MW-day, $134/MW-day and $136/MW-day, respectively, based on previous auctions. As discussed in our Form 10-K, a new CP program has been approved by the FERC, which will phase out RPM as of the 2018/19 period. During the phase-out period, the RPM auction results were modified based on transitional auctions that were conducted in the third quarter of 2015. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/MW-day in the capacity auction price would result in an annual impact to net income of approximately $6.2 million and $5.1 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity and the levels of wholesale revenues. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

At present, DP&L is unable to project whether the CP program will be beneficial or negative to DP&L’s operations, but the results could be material to DP&L’s results of operations, financial position and cash flows.

OHIO COMPETITION AND REGULATORY PROCEEDINGS

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

On November 30, 2015, DP&L filed a distribution rate case using a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base. DP&L is seeking an increase to distribution revenues of $65.0 million per year. DP&L has asked for recovery of certain regulatory assets as well as two new riders that would allow DP&L to recover certain costs on an ongoing basis. It has proposed a modified straight-fixed variable rate design in an effort to decouple distribution revenues from electric sales. If approved as filed, the rates are expected to have an effect of approximately 4% on a typical residential customer bill based on rates in effect at the time of the filing.

For a discussion of the current status of DP&L's ESPs, please see Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

On August 25, 2016, DP&L filed an application at the FERC under Section 203 of the Federal Power Act requesting authorization to transfer DP&L generation assets to AES Ohio Generation. Several parties have intervened and filed comments or protests. This application is still pending but is not expected to have a material financial impact to DPL or DP&L.

The following tables provide a summary of the number of electric customers and volumes supplied by DPLER while an affiliate and non-affiliated CRES providers in our service territory during the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Three months ended
	September 30, 2016		September 30, 2015
	Electric Customers (a)	Sales (in millions of kWh)	Electric Customers (a)	Sales (in millions of kWh)
Supplied by DPLER while an affiliate	—	—	112,726	991

Supplied by non-affiliated CRES providers	259,978	2,903	124,625	1,656

Total in DP&L's service territory	259,978	2,903	237,351	2,647

Distribution customers/sales by DP&L in our service territory (b)	517,607	3,970	515,372	3,646

	Nine months ended		Nine months ended
	September 30, 2016		September 30, 2015
	Electric Customers (a)	Sales (in millions of kWh)	Electric Customers (a)	Sales (in millions of kWh)
Supplied by DPLER while an affiliate	—	—	112,726	3,094

Supplied by non-affiliated CRES providers	259,978	8,151	124,625	4,525

Total in DP&L's service territory	259,978	8,151	237,351	7,619

Distribution customers/sales by DP&L in our service territory (b)	517,607	11,126	515,372	10,659

(a)	Customers at the end of each period.

(b)
The volumes supplied by DPLER, prior to its sale on January 1, 2016, represented approximately 27% and 29% of DP&L’s total distribution volumes during the three and nine months ended September 30, 2015, respectively.

DPLER was an affiliated company until its sale on January 1, 2016. While owned by DPL, DPLER was one of the registered CRES providers that marketed competitive transmission and generation services.

FUEL AND RELATED COSTS

Fuel and Commodity Prices
The coal market is a global market in which domestic prices are affected by international supply disruptions and demand balance. In addition, domestic issues like government-imposed direct costs and permitting issues affect mining costs and supply availability. Our approach is to hedge the fuel costs for our anticipated electric sales. For the year ending December 31, 2016, we have substantially all our coal requirements under contract to meet our committed sales. We may not be able to hedge the entire exposure of our operations from commodity price volatility. If our suppliers do not meet their contractual commitments or we are not hedged against price volatility, our results of operations, financial condition or cash flows could be materially affected.

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2016	2015	2016	2015
Revenues:
Retail	$197.4	$203.2	$553.1	$606.3
Wholesale	138.3	142.2	368.0	471.7
RTO revenues	16.8	18.3	47.2	53.8
RTO capacity revenues	32.9	37.3	104.6	113.3
Other revenues	3.9	2.3	8.7	7.0
Total revenues	389.3	403.3	1,081.6	1,252.1
Cost of revenues:
Fuel costs	80.4	72.1	210.9	203.2
Gains from the sale of coal	(1.9)	(0.5)	(4.9)	(0.7)
Mark-to-market losses / (gains)	0.4	(0.2)	—	(0.3)
Total fuel	78.9	71.4	206.0	202.2

Purchased power	86.1	81.9	254.5	280.4
RTO charges	23.2	24.4	60.2	79.5
RTO capacity charges	3.6	35.4	18.5	94.0
Mark-to-market losses / (gains)	(1.2)	3.2	(2.7)	4.6
Total purchased power	111.7	144.9	330.5	458.5

Total cost of revenues	190.6	216.3	536.5	660.7

Gross margin (a)	$198.7	$187.0	$545.1	$591.4

Gross margin as a percentage of revenues	51%	46%	50%	47%

Operating income / (loss)	$55.4	$35.5	$(111.5)	$156.0

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

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Heating degree days (a)	31	35	3,212	3,707
Cooling degree days (a)	874	637	1,175	1,048

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2016 v 2015	2016 v 2015
Retail
Rate	$(21.4)	$(68.4)
Volume	16.7	14.3
Other miscellaneous	(1.1)	0.9
Total retail change	(5.8)	(53.2)

Wholesale
Rate	(20.5)	(96.1)
Volume	16.6	(7.6)
Total wholesale change	(3.9)	(103.7)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(5.9)	(15.3)

Other
Other	1.6	1.7
Total other revenue	1.6	1.7

Total revenues change	$(14.0)	$(170.5)

During the three months ended September 30, 2016, Revenues decreased $14.0 million to $389.3 million from $403.3 million in the same period of the prior year. This decrease was primarily the result of lower average retail and wholesale rates, partially offset by higher retail volume and higher wholesale volume. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $5.8 million primarily due to lower average DP&L retail rates. The decrease in retail rates was primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 compared to 60% in 2015, is lower than the non-auction generation rate. Warmer summer weather in 2016 contributed to the volume increase as cooling degree days increased by 237. The aforementioned impacts resulted in an unfavorable $21.4 million retail price variance and a favorable $16.7 million retail volume variance. In addition, there was an unfavorable $1.1 million variance in other miscellaneous retail revenues.

•
Wholesale revenues decreased $3.9 million primarily as a result of an unfavorable $20.5 million wholesale price variance and a favorable $16.6 million wholesale volume variance. The price decrease of $20.5 million was primarily due to lower market prices in 2016 and higher prices on sales to DPLER in 2015. This price decrease was partially offset by a favorable wholesale volume variance due to the fact that DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015. In addition, there was a 10.2% increase in internal generation from DP&L's co-owned and operated plants in 2016 compared to the prior year. This favorable wholesale volume variance was partially offset by a decrease in volume due to the sale of DPLER, as DP&L previously had full requirements sales to DPLER in 2015. These sales were previously eliminated in consolidation prior to DPLER being a discontinued operation.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $5.9 million compared to the prior year. This decrease was the result of a $1.5 million decrease in RTO transmission and congestion revenue and a $4.4 million decrease in revenue realized from the PJM capacity auction due to lower capacity cleared in the auction. The capacity prices that became effective in June 2016 were $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction, compared to $136/MW-day in June 2015.

During the nine months ended September 30, 2016, Revenues decreased $170.5 million to $1,081.6 million from $1,252.1 million in the same period of the prior year. This decrease was primarily the result of lower retail rates, lower wholesale rates, and lower wholesale volumes, partially offset by higher retail volumes. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $53.2 million primarily due to lower average DP&L retail rates. The decrease in retail rates was primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 compared to 60% in 2015, is lower than the non-auction generation rate. Warmer weather in 2016 contributed to the volume increase as cooling degree days increased by 127 along with increased sales to commercial and industrial customers. The aforementioned impacts resulted in an unfavorable $68.4 million retail price variance and a favorable $14.3 million retail volume variance. In addition, there was a favorable other miscellaneous variance of $0.9 million.

•
Wholesale revenues decreased $103.7 million primarily as a result of an unfavorable $96.1 million wholesale price variance and an unfavorable $7.6 million wholesale volume variance. The price decrease of $96.1 million was primarily due to lower market prices in 2016 and higher prices on sales to DPLER in 2015. Although DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015, DPL had a decrease in volume due to the sale of DPLER, as DP&L previously had full requirements sales to DPLER in 2015. These sales were previously eliminated in consolidation prior to DPLER being reported as a discontinued operation.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $15.3 million compared to the prior year. This decrease was the result of a $6.6 million decrease in RTO transmission and congestion revenue, as 2015 congestion revenue charges were higher due to the fact that the winter weather was milder in 2016 than 2015. There was also an $8.7 million decrease in revenue realized from the PJM capacity auction in 2016 due to plant outages in the first quarter and lower capacity cleared in the auction. The capacity prices that became effective in June 2016 were $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction, compared to $136/MW-day in June 2015 and $126/MW-day in June 2014.

DPL – Cost of Revenues
During the three months ended September 30, 2016, Cost of revenues decreased $25.7 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $7.5 million compared to the same period in the prior year primarily due to a 15.7% increase in internal generation, partially offset by a 3.7% decrease in average fuel cost per MWh.

•	Net purchased power decreased $33.2 million compared to the same period in the prior year. This decrease was driven by the following factors:

◦
Purchased power increased $4.2 million compared to the same period in the prior year primarily due to an unfavorable price variance of $10.5 million driven by prices in the competitive bid process. This unfavorable price variance was partially offset by a $6.3 million volume decrease compared to the same period in the prior year as DP&L no longer purchases power to source DPLER customers due to the sale of DPLER on January 1, 2016. This volume decrease was partially offset by increased purchases as DP&L now sources 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DPL purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's territory.

◦
RTO charges decreased $1.2 million compared to the same period in the prior year primarily as a result of no longer having a DP&L retail load obligation as a result of 100% SSO sales being sourced through the competitive auction. The remaining charges primarily relate to serving the loads of other parties through their competitive bid process. RTO charges are incurred by DP&L as a member of PJM and primarily include costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $31.8 million compared to the same period in the prior year primarily due to DP&L no longer having a retail load requirement in 2016, resulting from the SSO load being 100% sourced through competitive bid in 2016 as opposed to 60% in 2015 and resulting from the fact that DP&L no longer provides power to DPLER in 2016. The remaining charges primarily relate to serving the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set through PJM's annual auction.

◦
Mark-to-market losses decreased $4.4 million compared to the same period in the prior year primarily due to less significant decreases in power prices in the three month period ended September 30, 2016, causing lower losses on derivative forward power purchase contracts.

During the nine months ended September 30, 2016, Cost of Revenues decreased $124.2 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $3.8 million compared to the same period in the prior year primarily due to a 5.5% increase in internal generation, partially offset by a 1.7% decrease in average fuel cost per MWh.

•	Net purchased power decreased $128.0 million compared to the same period in the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $25.9 million compared to the same period in the prior year primarily due to a $51.2 million volume decrease as DP&L no longer purchases power to source DPLER customers due to the sale of DPLER on January 1, 2016. This was partially offset by increased purchases as DP&L now sources 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DPL purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's. The decrease in volume was offset by an unfavorable price variance of $25.3 million driven by higher prices in the competitive bid process.

◦
RTO charges decreased $19.3 million compared to the same period in the prior year primarily as a result of no longer having a DP&L retail load obligation as a result of 100% SSO sales being sourced through the competitive auction. The remaining charges primarily relate to serving the loads of other parties through their competitive bid process. RTO charges are incurred by DP&L as a member of PJM and primarily include costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $75.5 million compared to the same period in the prior year primarily due to DP&L no longer having a retail load requirement in 2016, resulting from the SSO load being 100% sourced through competitive bid in 2016 as opposed to 60% in 2015 and resulting from the fact that DP&L no longer provides power to DPLER in 2016. The remaining charges primarily relate to serving the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦
Mark-to-market losses decreased $7.3 million compared to the same period in the prior year due to less significant decreases in power prices in the nine month period ended September 30, 2016, causing lower losses on derivative forward power purchase contracts.

DPL – Operation and Maintenance
The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2016 v 2015	2016 v 2015
Deferred storm costs (a)	$(4.4)	$(13.1)
Generating facilities operating and maintenance expenses	(2.0)	(8.1)
Group insurance / Long-term disability	0.9	(4.4)
Reversal of Economic Development Fund accrual	(1.7)	(1.7)
Retirement benefits	(1.2)	(0.7)
Alternative energy and maintenance expenses (a)	4.9	12.6
Low-income payment program (a)	1.9	4.9
Maintenance of overhead transmission and distribution lines	(0.9)	1.1
Other, net	(1.8)	(0.8)
Total change in operation and maintenance expense	$(4.3)	$(10.2)

(a)	There is a corresponding offset in Revenues associated with these programs.

During the three months ended September 30, 2016, Operation and maintenance expense decreased $4.3 million compared to the same period in the prior year.
This variance was primarily the result of:

•	decreased storm costs, which were recognized in 2015 as they were recovered through customer rates;

•	decreased maintenance expenses at our generating facilities;

•	decreased expenses due to the reversal of the Economic Development Fund expense, resulting from the withdrawal of ESP 2;

•	decreased retirement benefits; and

•	decreased maintenance of overhead transmission and distribution lines.
These decreases were partially offset by:

•	increased expenses related to alternative energy and energy efficiency programs, which have a corresponding offset in Revenues associated with these programs;

•	increased expenses for the low-income payment program, which is funded by the USF revenue rate rider; and

•	increased group insurance/long-term disability expenses.

During the nine months ended September 30, 2016, Operation and maintenance expense decreased $10.2 million, compared to the same period in the prior year.
This variance was primarily the result of:

•	decreased storm costs, which were recognized in 2015 as they were recovered through customer rates;

•	decreased maintenance expenses at our generating facilities;

•	decreased group insurance/long-term disability expenses associated with participation in the AES self-insurance plan;

•	decreased expenses due to the reversal of the Economic Development Fund expense, resulting from the withdrawal of ESP 2; and

•	decreased retirement benefits.
These decreases were offset by:

•	increased expenses related to alternative energy and energy efficiency programs, which have a corresponding offset in Revenues associated with these programs;

•	increased expenses for the low-income payment program, which is funded by the USF revenue rate rider; and

•	increased maintenance of overhead transmission and distribution lines, due to storms.

DPL – Depreciation and Amortization
During the three months ended September 30, 2016, Depreciation and amortization expense decreased $2.9 million compared to the same period in the prior year, primarily due to the fixed asset impairment in June 2016, which reduced depreciation expense due to the lower asset values.

During the nine months ended September 30, 2016, Depreciation and amortization expense decreased $0.6 million compared to the same period in the prior year, primarily due to the fixed asset impairment in June 2016, which reduced depreciation expense due to the lower asset values. This was partially offset by an increase in the ARO for asbestos removal and remediation at the closed Beckjord plant. As this plant is no longer in operation, the entire impact of the adjustment was recorded as depreciation expense.

DPL – General Taxes
During the three months ended September 30, 2016, General taxes did not change significantly from the same period in the prior year.

During the nine months ended September 30, 2016, General taxes decreased $2.5 million compared to the same period in the prior year. This decrease primarily resulted from a $1.6 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, as well as lower 2016 Commercial Activities Tax resulting from lower taxable revenue.

DPL – Fixed-asset Impairment
During the nine months ended September 30, 2016, DPL recorded an impairment of fixed assets of $235.5 million. The ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. DPL performed a long-lived asset impairment test and determined that the carrying amounts of the asset groups of Killen and certain DP&L peaking generating facilities were not recoverable. For more information, see Note 14 – Fixed-asset Impairment of Notes to DPL's Condensed Financial Statements.

DPL – Charge for Early Redemption of Debt
During the three months ended September 30, 2016, the charge for early redemption of debt decreased $1.6 million due to the refinancing of DP&L's revolving credit facility and pollution control bonds in the same period in the prior year.

During the nine months ended September 30, 2016, the charge for early redemption of debt increased $1.0 million primarily due to the February 2016 make-whole premium of $2.4 million associated with the early retirement of $73.0 million of the 6.5% Senior Notes due in 2016.

DPL – Interest Expense
Interest expense during the three and nine months ended September 30, 2016 decreased $1.9 million and $11.0 million, respectively, compared to the same periods in the prior year primarily due to debt repayments at DPL and DP&L, as well as decreased interest rates on DP&L’s senior secured pollution control bonds and reduced carrying costs on regulatory assets.

DPL – Income Tax Expense
During the three months ended September 30, 2016, Income tax expense increased $14.1 million compared to the same period in the prior year primarily due to higher pre-tax income and an anticipated refund from the IRS for the filing, in the prior year, of an amended 2011 tax return for the predecessor company.

During the nine months ended September 30, 2016, Income tax expense decreased $90.4 million compared to the same period in the prior year primarily due to a pre-tax loss in the current year.

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended September 30,		Nine months ended September 30,
$ in millions	2016	2015	2016	2015
Revenues:
Retail	$197.7	$203.6	$554.1	$607.5
Wholesale	127.9	138.9	347.2	451.4
RTO revenues	15.2	16.4	43.9	50.3
RTO capacity revenues	27.6	30.3	86.2	93.4
Other mark-to-market losses	—	—	(0.1)	—
Total revenues	368.4	389.2	1,031.3	1,202.6
Cost of revenues:
Fuel costs	72.5	69.7	194.4	189.9
Gains from the sale of coal	(1.9)	(0.5)	(4.9)	(0.7)
Mark-to-market losses / (gains)	0.4	(0.2)	—	(0.3)
Total fuel	71.0	69.0	189.5	188.9

Purchased power	85.3	82.1	254.2	280.5
RTO charges	22.7	24.0	59.1	75.8
RTO capacity charges	3.3	33.4	17.4	91.4
Mark-to-market losses / (gains)	(1.3)	3.0	(2.7)	4.6
Total purchased power	110.0	142.5	328.0	452.3

Total cost of revenues	181.0	211.5	517.5	641.2

Gross margin (a)	$187.4	$177.7	$513.8	$561.4

Gross margin as a percentage of revenues	51%	46%	50%	47%

Operating income / (loss)	$56.6	$28.5	$(721.8)	$130.9

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

The following table provides a summary of changes in revenues from the prior period:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2016 v 2015	2016 v 2015
Retail
Rate	$(21.6)	$(69.1)
Volume	16.5	13.6
Other miscellaneous	(0.8)	2.1
Total retail change	(5.9)	(53.4)

Wholesale
Rate	(20.3)	(84.4)
Volume	9.3	(19.8)
Total wholesale change	(11.0)	(104.2)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(3.9)	(13.6)

Other
Unrealized MTM	—	(0.1)

Total revenues change	$(20.8)	$(171.3)

During the three months ended September 30, 2016, Revenues decreased $20.8 million to $368.4 million from $389.2 million in the same period in the prior year. This decrease was primarily the result of lower average retail rates and lower average wholesale rates, partially offset by higher retail volume and higher wholesale volume. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $5.9 million primarily due to lower average retail rates. The decrease in retail rates is primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 as compared to 60% in 2015, is lower than our non-auction generation rate. Warmer summer weather in 2016 contributed to the volume increase as cooling degree days increased by 237. The aforementioned impacts resulted in an unfavorable $21.6 million retail price variance and a favorable $16.5 million retail volume variance. There was also an unfavorable other miscellaneous variance of $0.8 million.

•
Wholesale revenues decreased $11.0 million primarily as a result of an unfavorable $20.3 million wholesale price variance and a favorable $9.3 million wholesale volume variance. The price decrease of $20.3 million was primarily due to lower market prices in 2016 and higher prices on sales to DPLER in 2015. This price decrease was partially offset by a favorable wholesale volume variance due to the fact that DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015. In addition, there was a 10.2% increase in internal generation from DP&L's co-owned and operated plants in 2016 compared to the prior year. This favorable wholesale volume variance was partially offset by a decrease in volume due to the contract termination with DPLER, as DP&L previously had full requirements sales to DPLER in 2015.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $3.9 million. This decrease was primarily the result of a $1.2 million decrease in RTO transmission and congestion revenue and a $2.7 million decrease in revenue realized from the PJM capacity auction due to lower capacity cleared in the auction. The capacity prices that became effective in June 2016 were $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction, compared to $136/MW-day in June 2015.

During the nine months ended September 30, 2016, Revenues decreased $171.3 million to $1,031.3 million from $1,202.6 million in the same period in the prior year. This decrease was primarily the result of lower average retail rates, lower average wholesale rates, and lower wholesale volume, partially offset by higher retail volume. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $53.4 million primarily due to lower average retail rates. The decrease in retail rates is primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 as compared to 60% in 2015, is lower than our non-auction generation rate. Warmer weather in 2016 contributed to the volume increase as cooling degree days increased by 127 along with increased sales to commercial and industrial customers. The aforementioned impacts resulted in an unfavorable $69.1 million retail price variance and a favorable $13.6 million retail volume variance. In addition, there was a favorable other miscellaneous variance of $2.1 million.

•
Wholesale revenues decreased $104.2 million primarily as a result of an unfavorable $84.4 million wholesale price variance and an unfavorable $19.8 million wholesale volume variance. The price decrease of $84.4 million was primarily due to lower market prices in 2016 and higher prices on sales to DPLER in 2015. Although DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015, DP&L had a decrease in volume due to the contract termination with DPLER, as DP&L previously had full requirements sales to DPLER in 2015.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $13.6 million. This decrease was the result of a $6.4 million decrease in RTO transmission and congestion revenue, as 2015 congestion revenue charges were higher due to the fact that the winter weather was milder in 2016 than 2015. There was also a $7.2 million decrease in revenue realized from the PJM capacity auction in 2016 due to plant outages in the first quarter and lower capacity cleared in the auction. The capacity prices that became effective in June 2016 were $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction, compared to $136/MW-day in June 2015 and $126/MW-day in June 2014.

DP&L – Cost of Revenues
During the three months ended September 30, 2016, Cost of Revenues decreased $30.5 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $2.0 million primarily due to a 10.2% increase in internal generation, partially offset by a 5.5% decrease in average fuel cost per MWh.

•	Net purchased power decreased $32.5 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power increased $3.2 million compared to the same period in the prior year primarily due to a $9.9 million price increase driven by higher prices in the competitive bid process. This price increase was partially offset by a volume decrease of $6.7 million. The volume decrease was primarily attributable to the fact that DP&L no longer purchases power to source DPLER customers due to the DPLER contract termination associated with the sale of DPLER by DPL on January 1, 2016. The volume decrease due to the contract termination was partially offset by increased purchases as DP&L now sources 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DP&L purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's.

◦
RTO charges decreased $1.3 million compared to the same period in the prior year primarily as a result of no longer having a DP&L retail load obligation as a result of 100% SSO sales being sourced through the competitive auction. The remaining charges primarily relate to serving the loads of other parties through their competitive bid process. RTO charges are incurred as a member of PJM and primarily include costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $30.1 million compared to the same period in the prior year primarily due to DP&L no longer having a retail load requirement in 2016, resulting from the SSO load being 100% sourced through competitive bid in 2016 as opposed to 60% in 2015 and resulting from the fact that DP&L no longer provides power to DPLER in 2016. The remaining charges primarily relate to serving the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦
Mark-to-market losses decreased $4.3 million compared to the same period in the prior year due to less significant decreases in power prices in the three month period ended September 30, 2016, causing lower losses on derivative forward power purchase contracts.

During the nine months ended September 30, 2016, Cost of Revenues decreased $123.7 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, increased $0.6 million, compared to the same period in the prior year primarily due to a 2.4% increase in internal generation, partially offset by $4.2 million of increased gains from coal sales.

•	Net purchased power decreased $124.3 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $26.3 million compared to the same period in the prior year primarily due to a $51.5 million volume decrease largely attributable to the fact that DP&L no longer purchases power to source DPLER customers due to the DPLER contract termination associated with the sale of DPLER by DPL on January 1, 2016. The decrease in volume due to the sale of DPLER was partially offset by increased purchases as DP&L now sources 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DP&L purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's. The decrease in volume was also partially offset by an unfavorable price variance of $25.2 million driven by prices in the competitive bid process.

◦
RTO charges decreased $16.7 million compared to the same period in the prior year primarily as a result of no longer having a DP&L retail load obligation as a result of 100% SSO sales being sourced through the competitive auction. The remaining charges primarily relate to serving the loads of other parties through their competitive bid process. RTO charges are incurred as a member of PJM and primarily include costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $74.0 million compared to the same period in the prior year primarily due to DP&L no longer having a retail load requirement in 2016, resulting from the SSO load being 100% sourced through competitive bid in 2016 as opposed to 60% in 2015 and resulting from the fact that DP&L no longer provides power to DPLER in 2016. The remaining charges primarily relate to serving the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦
Mark-to-market losses decreased $7.3 million compared to the same period in the prior year due to less significant decreases in power prices in the nine month period ended September 30, 2016, causing lower losses on derivative forward power purchase contracts.

DP&L – Operation and Maintenance
The following table provides a summary of changes in Operation and maintenance expense from the prior year periods:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2016 v 2015	2016 v 2015
Deferred storm costs (a)	$(4.4)	$(13.1)
Generating facilities operating and maintenance expenses	(3.1)	(11.5)
Group insurance / Long-term disability	1.1	(3.9)
Insurance recoveries	(3.4)	(3.1)
Reversal of Economic Development Fund accrual	(1.7)	(1.7)
Retirement benefits	(1.4)	(1.3)
Alternative energy and maintenance expenses (a)	4.9	12.6
Low-income payment program (a)	1.9	4.9
Maintenance of overhead transmission and distribution lines	(0.9)	1.1
Other, net	(1.0)	2.4
Total change in operation and maintenance expense	$(8.0)	$(13.6)

(a)	There is a corresponding offset in Revenues associated with these programs.

During the three months ended September 30, 2016, Operation and maintenance expense decreased $8.0 million, compared to the same period in the prior year.
This variance was primarily the result of:

•	decreased storm costs, which were recognized in 2015 as they were recovered through customer rates;

•	decreased maintenance expenses at our generating facilities;

•	insurance recoveries from MVIC;

•	decreased expenses due to the reversal of the Economic Development Fund expense, resulting from the withdrawal of ESP 2;

•	decreased retirement benefit costs; and

•	decreased maintenance of overhead transmission and distribution lines.
These decreases were offset by:

•	increased expenses related to alternative energy and energy efficiency programs, which have a corresponding offset in Revenues associated with these programs;

•	increased expenses for the low-income payment program, which is funded by the USF revenue rate rider; and

•	increased group insurance/long-term disability expenses;

During the nine months ended September 30, 2016, Operation and maintenance expense decreased $13.6 million, compared to the same period in the prior year.
This variance was primarily the result of:

•	decreased storm costs, which were recognized in 2015 as they were recovered through customer rates;

•	decreased maintenance expenses at our generating facilities;

•	decreased group insurance/long-term disability expenses due to the resolution of uncertainties associated with our participation in the AES self-insurance plan in the second quarter of 2016;

•	insurance recoveries from MVIC;

•	decreased expenses due to the reversal of the Economic Development Fund expense, resulting from the withdrawal of ESP 2; and

•	decreased retirement benefit costs.
These decreases were offset by:

•	increased expenses related to alternative energy and energy efficiency programs, which have a corresponding offset in Revenues associated with these programs;

•	increased expenses for the low-income payment program, which is funded by the USF revenue rate rider; and

•	increased maintenance of overhead transmission and distribution lines, due to storms.

DP&L – Depreciation and Amortization
During the three months ended September 30, 2016, Depreciation and amortization expense decreased $10.5 million compared to the same period in the prior year, primarily due to the fixed asset impairment in June 2016, which reduced depreciation expense due to the lower asset values.

During the nine months ended September 30, 2016, Depreciation and amortization expense decreased $8.3 million compared to the same period in the prior year, primarily due to the fixed asset impairment in June 2016, which reduced depreciation expense due to the lower asset values. In addition, there was an increase in the ARO for asbestos removal and remediation at the closed Beckjord plant. As this plant is no longer in operation, the entire impact of this adjustment was recorded as depreciation expense.

DP&L – General Taxes
During the three months ended September 30, 2016, General taxes did not change significantly from the same period in the prior year.

During the nine months ended September 30, 2016, General taxes decreased $2.2 million compared to the same period in the prior year. This decrease primarily resulted from a $1.6 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, as well as lower 2016 Commercial Activities Tax resulting from lower taxable revenue.

DP&L – Fixed-asset Impairment
During the nine months ended September 30, 2016, DP&L recorded an impairment of fixed assets of $857.1 million. The ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. DP&L performed a long-lived asset impairment test and determined that the carrying amounts of the asset groups of Stuart, Killen and Zimmer were not recoverable. For more information, see Note 12 – Fixed-asset Impairment of Notes to DP&L's Condensed Financial Statements.

DP&L – Charge for Early Redemption of Debt
During the three and nine months ended September 30, 2016, the charge for early redemption of debt decreased $4.5 million primarily due to the refinancing of DP&L's revolving credit facility and pollution control bonds in the same periods in the prior year.

DP&L – Interest Expense
Interest expense during the three and nine months ended September 30, 2016 decreased $0.4 million and $7.4 million, respectively, compared to the same periods in the prior year. This decrease was primarily due to debt repayments at DP&L, as well as decreased interest rates on DP&L’s senior secured pollution control bonds and reduced carrying costs on regulatory assets.

DP&L – Income Tax Expense
During the three months ended September 30, 2016, Income tax expense increased $18.9 million compared to the same period in the prior year primarily due to higher pre-tax income and an anticipated refund from the IRS for the filing, in the prior year, of an amended 2011 tax return for the predecessor company.

During the nine months ended September 30, 2016, Income tax expense decreased $296.6 million compared to the same period in the prior year primarily due to a pre-tax loss in the current year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS

DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

The significant items that have affected the cash flows for DPL and DP&L are discussed in greater detail below:

DPL - Cash flows from operating activities
The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes. Net cash provided by operating activities decreased $61.8 million to $198.6 million in the nine months ended September 30, 2016 from $260.4 million in the nine months ended September 30, 2015. This was primarily driven by a decrease in net income / (loss) adjusted for non-cash items (depreciation and amortization, deferred income taxes, gain on sale of business, and fixed-asset impairment) of $47.3 million, as well as unfavorable changes in net working capital.

DP&L - Cash flows from operating activities
The revenue from our utility business continues to be the principal source of cash from operating activities while our primary uses of cash include payments for fuel, purchased power, operation and maintenance expenses, interest and taxes. Net cash provided by operating activities decreased $27.3 million to $220.4 million in the nine months ended September 30, 2016 from $247.7 million in the nine months ended September 30, 2015. This change was primarily driven by unfavorable changes in working capital.

DPL - Cash flows from investing activities
Capital expenditures, primarily related to transmission and distribution, continue to be our principal use of cash related to investing activities. Net cash used in investing activities decreased $66.1 million to $(23.1) million in the nine months ended September 30, 2016 from $(89.2) million, in the nine months ended September 30, 2015, primarily driven by $75.5 million in proceeds from the sale of DPLER in January 2016, which was partially offset by an increase in capital expenditures of $16.3 million, related primarily to transmission and distribution activities.

DP&L - Cash flows from investing activities
Net cash used in investing activities increased $2.7 million to $(86.6) million in the nine months ended September 30, 2016 from $(83.9) million in the nine months ended September 30, 2015, primarily due to an increase in capital expenditures of $7.1 million, related primarily to transmission and distribution activities, partially offset by a $2.3 million increase due to the change in restricted cash.

DPL - Cash flows from financing activities
Net cash used in financing activities was $(86.1) million in the nine months ended September 30, 2016 compared to $(145.2) million from financing activities for the nine months ended September 30, 2015. This was due to the redemption of $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016, the related make-whole payment of $2.4 million, and deferred financing cost payments of $8.0 million.

DP&L - Cash flows from financing activities
Net cash used in financing activities was $(86.6) million in the nine months ended September 30, 2016 compared to $(158.5) million in the nine months ended September 30, 2015 primarily due to higher net debt payments in the prior year.

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

DP&L’s $445 million 1.875% Taxable First Mortgage Bonds due September 15, 2016 were refinanced prior to maturity with a $445 million variable rate Term Loan B maturing on August 24, 2022.

DPL's $57.0 million senior secured notes matured on October 15, 2016 and were redeemed with cash on hand.

At the filing date of this quarterly report on Form 10-Q, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of filing date
DP&L	Revolving	July 2020	$175.0	$158.6
DPL	Revolving	July 2020	205.0	203.2
			$380.0	$361.8
DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At the filing date of this quarterly report on Form 10-Q, DP&L had drawn $15.0 million under this facility and had two letters of credit in the amount of $1.4 million outstanding, with the remaining $158.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2016 or 2015.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At September 30, 2016, there were two letters of credit in the amount of $1.8 million outstanding under this facility, with the remaining $203.2 million available to DPL. Fees associated with this facility were not material during the nine months ended September 30, 2016 or 2015.

Cash and cash equivalents for DPL and DP&L amounted to $121.8 million and $92.9 million, respectively, at September 30, 2016. At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

Capital Requirements
Planned construction additions for 2016 relate primarily to new investments in and upgrades to DP&L’s power plant equipment and transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental requirements, among other factors.

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

Debt Covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA covenant that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of September 30, 2016, the financial covenant was met with a ratio of 5.40 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense covenant that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of September 30, 2016, this financial covenant was met with a ratio of 3.33 to 1.00.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement have two financial covenants. Prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization ratio may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total debt to Total Capitalization ratio may not be greater than 0.75 to 1.00 at any time, except that (a) this covenant shall be suspended between January 1, 2017 and December 31, 2017, if during this same time DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million or (b) this financial covenant shall be suspended at any time DP&L maintains a rating of BBB- (or in the case of Moody’s Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility. As of September 30, 2016, DP&L met this financial covenant with a ratio of 0.50 to 1.00. This covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s shareholder’s equity and total debt.

The DP&L revolving credit facility and Bond Purchase and Covenants Agreement also have an EBITDA to Interest Expense financial covenant that will be calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00. As of September 30, 2016, this covenant was met with a ratio of 13.66 to 1.00.

Debt and Credit Ratings
The following table presents the debt ratings and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB(a) / BB-(b)	BBB (c)	Negative	July 2016
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Negative	August 2016
Standard & Poor's Financial Services LLC	BB (b)	BBB- (c)	Negative	June 2016

The following table presents the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	B+	BB+	Negative	July 2016
Moody's Investors Service, Inc.	Ba3	Baa3	Negative	August 2016
Standard & Poor's Financial Services LLC	BB	BB	Negative	June 2016

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements.

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

A 10% increase or decrease in the market price of our FTRs and natural gas futures at September 30, 2016 would not have a significant effect on Net income.

At September 30, 2016, a 10% increase or decrease in the market price of our forward power purchase contracts would result in an impact on unrealized gains/losses of $6.0 million, while a 10% increase or decrease in the market price of our forward power sale contracts would result in an impact on unrealized gains/losses of $5.0 million.

Wholesale Revenues
Energy in excess of contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. DP&L’s electric revenues in the wholesale market include sales to DPLER in 2015. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales.

DPL	Nine months ended
	September 30,
	2016	2015
Percent of electric revenues from wholesale market	34%	38%

DP&L	Nine months ended
	September 30,
	2016	2015
Percent of electric revenues from wholesale market	34%	38%

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2016, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power:

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$32.2	$30.7

Capacity Revenues and Costs
As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers. PJM, which has a delivery year that runs from June 1 to May 31, has conducted auctions for capacity through the delivery year. The clearing prices for capacity during the PJM delivery periods from 2015/16 through 2019/20 are as follows:

	PJM Delivery Year
($/MW-day)	2015/16	2016/17	2017/18	2018/19	2019/20
Capacity clearing price	$136	$134	$152	$165	$100

Our computed average capacity prices by calendar year are reflected in the following table:

	Calendar Year
($/MW-day)	2015	2016	2017	2018	2019
Computed average capacity price	$132	$135	$145	$159	$127

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

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2016 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes. We did not include the impact of a change in the RPM capacity costs since these costs will be recovered through the development of our overall energy pricing for customers.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$6.2	$5.1

Capacity revenues and costs are also impacted by, among other factors, our generation capacity, the levels of wholesale revenues and our retail customer load. In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the nine months ended September 30, 2016 were 39% and 26%, respectively. We have a significant portion of projected 2016 fuel needs under contract. The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2016, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2016 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2016 of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$39.7	$40.1

Interest Rate Risk
As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $125.0 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of bank held pollution control bonds and a variable rate term loan B. The variable-rate bonds and term loan B bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 6 – Debt of Notes to DPL’s Condensed Consolidated Financial Statements and Note 6 – Debt of Notes to DP&L’s Condensed Financial Statements.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s debt was $1,940.6 million at September 30, 2016, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. All of DPL’s debt was adjusted to fair value at the date of the Merger. The fair value of this debt at September 30, 2016 was $1,969.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At September 30, 2016
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2017	2018	2019	2020	2021	Thereafter	Amount	Value
Variable-rate debt	$22.1	$29.5	$29.5	$260.7	$4.5	$423.7	$770.0	$770.0
Average interest rate (a)	3.0%	3.0%	3.0%	1.7%	4.0%	4.0%
Fixed-rate debt	$57.1	$0.1	$0.2	$200.2	$0.2	$912.8	1,170.6	1,199.4
Average interest rate	6.5%	4.2%	4.2%	6.7%	4.2%	6.9%
Total							$1,940.6	$1,969.4

(a)	Based on rates in effect at September 30, 2016

The principal value of DP&L’s debt was $763.0 million at September 30, 2016, consisting of its first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. The fair value of this debt was $763.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At September 30, 2016
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2017	2018	2019	2020	2021	Thereafter	Amount	Value
Variable-rate debt	$3.3	$4.5	$4.5	$204.5	$4.5	$423.7	$645.0	$645.0
Average interest rate (a)	4.0%	4.0%	4.0%	1.4%	4.0%	4.0%
Fixed-rate debt	$0.1	$0.1	$0.2	$0.2	$0.2	$117.2	118.0	118.5
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.7%
Total							$763.0	$763.5

(a)	Based on rates in effect at September 30, 2016

Debt maturities and repayments occurring in 2016 are discussed under "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS".

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at September 30, 2016 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of September 30, 2016, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At September 30, 2016		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt
Variable-rate debt	$770.0	$770.0	$7.7

Fixed-rate debt	1,170.6	$1,199.4	12.0

Total	$1,940.6	$1,969.4	$19.7

DP&L	At September 30, 2016		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt
Variable-rate debt	$645.0	$645.0	$6.5

Fixed-rate debt	118.0	118.5	1.2

Total	$763.0	$763.5	$7.7

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,199.4 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $770.0 million variable-rate long-term debt outstanding as of September 30, 2016.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $118.5 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $645.0 million variable-rate long-term debt outstanding as of September 30, 2016.

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

	ELECTRIC SALES AND CUSTOMERS (a)
	DPL (b)		DP&L (c)		DPLER (d)
	Three months ended		Three months ended		Three months ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Electric Sales (millions of kWh)	4,810	3,949	4,586	4,297	—	1,391

Billed electric customers (end of period)	517,607	515,372	517,607	515,372	—	128,405

	Nine months ended		Nine months ended		Nine months ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Electric Sales (millions of kWh)	12,753	11,312	12,242	12,735	—	4,762

Billed electric customers (end of period)	517,607	515,372	517,607	515,372	—	128,405

(a)	For 2016, this table contains wholesale sales in PJM market and to other utilities.

(b)
Electric sales excludes 400 million kWh and 1,668 million kWh relating to DPLER during the three and nine months ended September 30, 2015, respectively. Billed electric customers excludes DPLER customers outside of the DP&L service territory of 15,679 customers for the quarter ended September 30, 2015.

(c)
Included within this column are 991 million kWh and 3,094 million kWh of power that DP&L sold to DPLER within the DP&L service territory for the three and nine months ended September 30, 2015, respectively.

(d)	For DPLER, in 2015, this table includes all sales of DPLER, both within and outside of the DP&L service territory.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management and our Board of Directors are committed to the continued improvement of DPL's overall system of internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also, from time to time, involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material.

Our Form 10-K for the fiscal year ended December 31, 2015 and Forms10-Q for the quarters ended June 30, and March 31, 2016 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein, contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2015. As of September 30, 2016, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X	X	4.1
Credit Agreement, dated August 24, 2016, among The Dayton Power and Light Company, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc., as a lender and BMO Capital Markets Corp., Fifth Third Securities, The Huntington National Bank, PNC Capital Markets LLC, RBC Capital Markets, LLC, Regions Capital Markets, a division of Regions Bank, and SunTrust Robinson Humphrey, Inc., as managing agents
Exhibit 4.1 to Report on Form 8-K filed on August 30, 2016 (File No. 1-02385)
X	X	4.2	Pledge and Security Agreement, dated as of August 24, 2016, between The Dayton Power and Light Company and JPMorgan Chase Bank, N.A., as collateral agent	Exhibit 4.2 to Report on Form 8-K filed on August 30, 2016 (File No. 1-02385)
X	X	4.3	Fiftieth Supplemental Indenture, between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed on August 30, 2016 (File No. 1-02385)
X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	November 3, 2016	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

	November 3, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	November 3, 2016	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 3, 2016	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

	November 3, 2016	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	November 3, 2016	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)