Form 10-Q
period 2017-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2017-05-08
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non- accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	Emerging growth company
DPL Inc.	☐	☐	☒	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

DPL Inc.	☐
The Dayton Power and Light Company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes ☐	No ☒
The Dayton Power and Light Company	Yes ☐	No ☒

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation. All of the common stock of The Dayton Power and Light Company is owned by DPL Inc.

As of May 5, 2017, each registrant had the following shares of common stock outstanding:

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
Quarter Ended March 31, 2017

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended March 31, 2017

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
ESP 2
ESP approved by PUCO order dated September 4, 2013. The Ohio Supreme Court ruled that it was invalid. DP&L withdrew its ESP 2 on July 27, 2016 and filed to reinstate previously authorized rates from ESP 1

ESP 3	ESP filed with the PUCO by DP&L on February 22, 2016 and an amended application filed on October 11, 2016
FASC	Financial Accounting Standards Board (FASB) Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed on February 28, 2017
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States of America

GLOSSARY OF TERMS (cont.)

Term	Definition
GHG	Greenhouse Gas
kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NYMEX	New York Mercantile Exchange
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RPM	Reliability Pricing Model. The Reliability Pricing Model was PJM’s capacity construct prior to the implementation of the CP program.
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
TCRR-N	Transmission Cost Recovery Rider - Nonbypassable
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” section in such report and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2017	2016
Revenues	$323.9	$364.0

Cost of revenues:
Fuel	54.1	66.9
Purchased power	102.0	121.9
Total cost of revenues	156.1	188.8

Gross margin	167.8	175.2

Operating expenses:
Operation and maintenance	86.3	88.5
Depreciation and amortization	28.0	33.4
General taxes	24.2	21.0
Fixed-asset impairment	66.4	—
Loss on asset disposal	19.4	0.1
Other	(1.2)	—
Total operating expenses	223.1	143.0

Operating income / (loss)	(55.3)	32.2

Other income / (expense), net
Investment loss	—	(0.1)
Interest expense	(26.9)	(26.3)
Charge for early retirement of debt	—	(2.6)
Other deductions	(1.0)	(0.4)
Total other expense, net	(27.9)	(29.4)

Income / (loss) from continuing operations before income tax	(83.2)	2.8

Income tax expense / (benefit) from continuing operations	(31.5)	0.6

Net income / (loss) from continuing operations	(51.7)	2.2

Discontinued operations (Note 13)
Loss from discontinued operations	—	(0.7)
Gain from disposal of discontinued operations	—	49.2
Income tax expense for discontinued operations	—	18.9
Net income from discontinued operations	—	29.6

Net income / (loss)	$(51.7)	$31.8

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended March 31,
$ in millions	2017	2016
Net income / (loss)	$(51.7)	$31.8
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $0.0 and $(0.1) for each respective period	0.2	0.2
Reclassification to earnings, net of income tax expense of $0.0 and $0.0 for each respective period	(0.1)	(0.1)
Total change in fair value of available-for-sale securities	0.1	0.1
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $2.8 and $(11.6) for each respective period	5.2	21.5
Reclassification to earnings, net of income tax (expense) / benefit of $(0.5) and $4.8 for each respective period	1.0	(8.2)
Total change in fair value of derivatives	6.2	13.3
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.2 and $0.0 for each respective period	(0.3)	—
Net loss for period, net of income tax benefit of $0.7 and $0.0 for each respective period	(1.2)	—
Reclassification to earnings, net of income tax expense of $(0.5) and $(0.1) for each respective period	0.8	—
Total change in unfunded pension obligation	(0.7)	—

Other comprehensive income	5.6	13.4

Net comprehensive income / (loss)	$(46.1)	$45.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$54.3	$54.6
Restricted cash	8.4	29.0
Accounts receivable, net (Note 2)	101.4	135.1
Inventories (Note 2)	60.9	77.2
Taxes applicable to subsequent years	60.7	81.0
Regulatory assets, current	0.9	0.1
Other prepayments and current assets	33.7	31.8
Total current assets	320.3	408.8

Property, plant & equipment:
Property, plant & equipment	1,953.6	1,985.6
Less: Accumulated depreciation and amortization	(355.5)	(334.8)
	1,598.1	1,650.8
Construction work in process	102.5	116.4
Total net property, plant & equipment	1,700.6	1,767.2
Other non-current assets:
Regulatory assets, non-current	206.0	203.9
Intangible assets, net of amortization	23.0	22.7
Other deferred assets	14.3	16.6
Total other non-current assets	243.3	243.2

Total assets	$2,264.2	$2,419.2

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$29.7	$29.7
Accounts payable	78.8	113.9
Accrued taxes	159.5	185.1
Accrued interest	33.7	17.7
Security deposits	32.8	15.2
Regulatory liabilities, current	13.7	33.7
Insurance and claims costs	6.6	5.4
Other current liabilities	40.9	50.2
Total current liabilities	395.7	450.9

Non-current liabilities:
Long-term debt (Note 7)	1,822.3	1,828.7
Deferred taxes	252.4	252.4
Taxes payable	44.3	84.6
Regulatory liabilities, non-current	131.6	130.4
Pension, retiree and other benefits	100.6	101.6
Asset retirement obligations	135.6	138.8
Other deferred credits	15.4	19.4
Total non-current liabilities	2,502.2	2,555.9

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Other paid-in capital	2,233.0	2,233.0
Accumulated other comprehensive income	5.9	0.3
Accumulated deficit	(2,872.6)	(2,820.9)
Total common shareholder's deficit	(633.7)	(587.6)

Total liabilities and shareholder's deficit	$2,264.2	$2,419.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2017	2016
Cash flows from operating activities:
Net income / (loss)	$(51.7)	$31.8
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	28.0	33.4
Deferred income taxes	(4.7)	(9.2)
Fixed-asset impairment	66.4	—
Gain on sale of business	—	(49.2)
Loss on asset disposal	19.4	0.1
Changes in certain assets and liabilities:
Accounts receivable	38.1	35.8
Inventories	0.1	19.0
Prepaid taxes	—	0.2
Taxes applicable to subsequent years	20.2	21.6
Deferred regulatory costs, net	(23.8)	4.8
Accounts payable	(30.9)	(7.6)
Accrued taxes payable	(66.0)	(13.5)
Accrued interest payable	15.9	7.3
Security deposits	17.6	4.4
Unamortized investment tax credit	(0.1)	(0.1)
Insurance claims costs	1.2	(0.4)
Pension, retiree and other benefits	1.3	(4.5)
Other	(4.5)	9.1
Net cash provided by operating activities	26.5	83.0
Cash flows from investing activities:
Capital expenditures	(41.4)	(37.7)
Proceeds from sale of business	—	75.5
Insurance proceeds	1.2	—
Purchase of renewable energy credits	(0.1)	(0.1)
Decrease in restricted cash	20.6	1.3
Other investing activities, net	0.3	0.6
Net cash provided by / (used in) investing activities	(19.4)	39.6
Cash flows from financing activities:
Retirement of long-term debt	(7.4)	(75.4)
Net cash used in financing activities	(7.4)	(75.4)
Cash and cash equivalents:
Net change	(0.3)	47.2
Balance at beginning of period	54.6	32.4
Cash and cash equivalents at end of period	$54.3	$79.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.4	$19.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.7	$12.5

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has two reportable segments: the Transmission and Distribution (T&D) segment and the Generation segment. See Note 12 – Business Segments for more information relating to these reportable segments. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to approximately 520,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market.

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

DPL and its subsidiaries employed 1,153 people as of March 31, 2017, of which 1,145 were employed by DP&L. Approximately 62% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

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

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2017; our results of operations for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2017 may not be indicative of our results that will be realized for the full year ending December 31, 2017.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2017 and 2016 were $12.5 million and $12.9 million, respectively.

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
New Accounting Standards Adopted
2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payments awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: The recognition of excess tax benefits and tax deficiencies arising from vesting or settlement were applied retrospectively. The elimination of the requirement that excess tax benefits be realized before they are recognized was adopted on a modified retrospective basis with a cumulative adjustment to the opening balance sheet.
January 1, 2017
The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes in the period when the awards vest or are settled, rather than in paid-in-capital in the period when the excess tax benefits are realized. We will continue to estimate the number of awards that are expected to vest in our determination of the related periodic compensation cost. The adoption of this standard did not have a material impact on the consolidated financial statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Issued But Not Yet Effective
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. It requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period, and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization.
Transition method: various.
		January 1, 2018. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist the entities with evaluating when a set of transferred assets and activities is a business. Transition method: prospective.	January 1, 2018. Early adoption is permitted	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
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
Transition method: modified retrospective method.
		January 1, 2018. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)	This standard provides specific guidance on how certain cash transactions are presented and classified in the statement of cash flows. Transition method: retrospective method	January 1, 2018. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements but do not anticipate a material impact.
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
Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018. Earlier application is permitted only as of January 1, 2017.	We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.

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

Given the complexity and diversity of our non-regulated arrangements, we are assessing the standard on a contract by contract basis and have completed more than half of the total expected effort. Through this assessment, we have identified certain key issues that we are continuing to evaluate in order to complete our assessment of the full population of contracts and be able to assess the overall impact to the financial statements. These issues include: the application of the practical expedient for measuring progress toward satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services, and how to measure progress toward completion for a performance obligation that is a bundle. We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues which is expected in 2017.

We are currently evaluating certain contracts along with our tariff revenue, capacity agreements with PJM and wholesale agreements with PJM. We expect additional contracts to be executed during 2017 that will require assessment under the new standard.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
$ in millions	2017	2016
Accounts receivable, net:
Unbilled revenue	$14.7	$43.0
Customer receivables	68.4	73.9
Amounts due from partners in jointly owned plants	6.6	12.7
Other	12.7	6.7
Provision for uncollectible accounts	(1.0)	(1.2)
Total accounts receivable, net	$101.4	$135.1
Inventories, at average cost:
Fuel and limestone	$38.8	$38.9
Plant materials and supplies	20.6	36.6
Other	1.5	1.7
Total inventories, at average cost	$60.9	$77.2

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2017	2016
Gains and losses on Available-for-sale securities activity (Note 5):
	Other income	$(0.1)	$(0.1)
Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.2)
	Revenue	(1.5)	(17.2)
	Purchased power	3.3	4.4
	Total before income taxes	1.5	(13.0)
	Tax expense / (benefit)	(0.5)	4.8
	Net of income taxes	1.0	(8.2)
Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	1.3	0.1
	Tax benefit	(0.5)	(0.1)
	Net of income taxes	0.8	—

Total reclassifications for the period, net of income taxes		$1.7	$(8.3)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2017 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2017	$0.6	$13.1	$(13.4)	$0.3

Other comprehensive income / (loss) before reclassifications	0.2	5.2	(1.5)	3.9
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	1.0	0.8	1.7
Net current period other comprehensive income / (loss)	0.1	6.2	(0.7)	5.6

Balance March 31, 2017	$0.7	$19.3	$(14.1)	$5.9

Note 3 – Regulatory Matters

DP&L originally filed its ESP 3 seeking an effective date of January 1, 2017. On October 11, 2016, DP&L amended the application requesting to collect $145.0 million per year for seven years named the Distribution Modernization Rider ("DMR"). This plan established the terms and conditions for DP&L’s SSO to customers that do not choose a competitive retail electric supplier, and recommended including renewable energy attributes as part of the product that is competitively bid. DP&L sought recovery of approximately $10.5 million of regulatory assets, and proposed a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan established new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities.

On January 30, 2017, DP&L, in conjunction with various intervening parties, filed a settlement in the ESP 3 case. On March 13, 2017, DP&L, in conjunction with various intervening parties and the staff of the PUCO, filed an Amended Stipulation in the ESP 3 case, which is subject to PUCO approval. The intervening parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable DMR designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L may have the option of extending the duration of the DMR for an additional two years;

•	The establishment of a non-bypassable Distribution Investment Rider, set initially at zero, to recover incremental distribution capital investments;

•	The establishment of a Smart Grid Rider, set initially at zero, to recover costs of future grid modernization;

•	A commitment by us to separate DP&L’s generation assets from its transmission and distribution assets (if approved by FERC) within 180 days after receipt of a PUCO order;

•	A commitment to commence a sale process to sell our ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants; and

•	Restrictions on DPL making dividend or tax sharing payments, and various other riders and competitive retail market enhancements.

A hearing was held in April 2017 and a final decision by the PUCO is expected at the end of the second quarter or early in the third quarter of 2017. There can be no assurance that the Amended ESP 3 stipulation will be approved as filed or on a timely basis, and if the Amended ESP 3 stipulation is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's Amended stipulation, our results of operations, financial condition and cash flows and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates will be in effect until rates consistent with DP&L’s pending ESP 3 filing are approved and effective. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending and the outcome and potential financial impact of those appeals cannot be determined at this time.

Note 4 – Property, Plant and Equipment

DP&L and certain other Ohio utilities have undivided ownership interests in five coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. At March 31, 2017, DP&L had $11.0 million of construction work in process at such facilities. DP&L’s share of the operations of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations, and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

Coal-fired facilities
DP&L’s undivided ownership interest in such facilities at March 31, 2017, is as follows:

	DP&L Share		DPL Carrying Value
	Ownership (%)	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$—	$—	$—
Killen - Unit 2	67.0	402	7.0	1.0	1.0
Miami Fort - Units 7 and 8	36.0	368	28.0	1.0	5.0
Stuart - Units 1 through 4	35.0	808	1.0	1.0	—
Zimmer - Unit 1	28.1	371	12.0	1.0	5.0
Transmission (at varying percentages)			43.0	11.0	—
Total		2,078	$91.0	$15.0	$11.0

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. As a result, $6.4 million of net book value was written off, resulting in a $3.2 million loss on disposal, net of insurance recoveries. As the damage assessment process is currently ongoing, we cannot determine the impact to operations or capacity at this time.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and DP&L agreed with the co-owners of these facilities to proceed with this plan of retirement.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort, for $50.0 million in cash and the assumption of certain liabilities, including environmental. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

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

Changes in the Liability for Generation AROs

$ in millions
Balance January 1, 2017	$138.8
Revisions to cash flow and timing estimates	(4.4)
Accretion expense	1.1
Settlements	0.1
Balance March 31, 2017	$135.6

See Note 5 – Fair Value for further discussion on ARO additions.

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2017 and December 31, 2016. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	March 31, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.4	$0.4
Equity securities	2.6	3.9	2.4	3.4
Debt securities	4.3	4.3	4.4	4.4
Hedge funds	0.1	0.1	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$7.4	$8.7	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt (a)	$1,851.6	$1,940.7	$1,858.0	$1,907.7

(a)	Amounts exclude immaterial capital lease obligations

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

DPL had $1.2 million ($0.8 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2017 and $1.0 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2016.

During the three months ended March 31, 2017, $0.7 million ($0.5 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2017 or 2016.

The fair value of assets and liabilities at March 31, 2017 and December 31, 2016 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at March 31, 2017	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.3	$0.3	$—	$—
Equity securities	3.9	—	3.9	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.1	—	0.1	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.3	8.4	—
Derivative Assets
Forward power contracts	18.9	—	18.9	—
Interest rate hedges	1.4	—	1.4	—
Natural gas	0.3	0.3	—	—
Total Derivative assets	20.6	0.3	20.3	—

Total Assets	$29.3	$0.6	$28.7	$—

Liabilities
Derivative Liabilities
Interest rate hedges	$0.3	$—	$0.3	$—
Natural gas futures	0.5	0.5	—	—
Forward power contracts	18.1	—	17.0	1.1
Total Derivative liabilities	18.9	0.5	17.3	1.1
Debt	1,940.6	—	1,922.7	17.9

Total Liabilities	$1,959.5	$0.5	$1,940.0	$19.0

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.4	8.3	—
Derivative assets
Forward power contracts	19.5	—	19.5	—
Interest rate hedges	1.2	—	1.2	—
FTRs	0.1	—	—	0.1
Total Derivative assets	20.8	—	20.7	0.1

Total Assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Derivative liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total Derivative liabilities	29.2	—	26.7	2.5
Debt	1,907.7	—	1,889.7	18.0

Total Liabilities	$1,936.9	$—	$1,916.4	$20.5

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for derivative contracts such as natural gas futures and for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

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

Approximately 93.6% of the inputs to the fair value of our derivative instruments are from quoted market prices.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. As a result of changes in our estimates of costs to be incurred for our AROs, we decreased our AROs by $4.4 million in the first quarter of 2017. AROs for ash ponds, asbestos, river structures and underground storage tanks decreased by a net amount of $(3.1) million and decreased by a net amount of $(0.6) million during the three months ended March 31, 2017 and 2016, respectively.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018, and DP&L agreed with the co-owners of the Facilities to proceed with this plan of retirement. As such, we performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. See Note 14 – Fixed-asset Impairment.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the period and their level within the fair value hierarchy (there were no impairments during the three months ended March 31, 2016):

$ in millions	Three months ended March 31, 2017
	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets (a)
Stuart	$42.4	$—	$—	$3.3	$39.1
Killen	$35.2	$—	$—	$7.9	$27.3

(a)See Note 14 – Fixed-asset Impairment for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the three months ended March 31, 2017:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10%
			Weighted-average cost of capital	7%

Killen	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22%
			Weighted-average cost of capital	7%

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

At March 31, 2017, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	0.9	—	0.9
Natural gas futures	Not designated	Dths	17,127.5	—	17,127.5
Forward power contracts	Designated	MWh	1,276.6	(6,250.9)	(4,974.3)
Forward power contracts	Not designated	MWh	1,727.3	(2,052.6)	(325.3)
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural gas futures	Not designated	Dths	1,590.0	—	1,590.0
Forward power contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward power contracts	Not designated	MWh	2,568.3	(2,020.9)	547.4
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

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

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in the third quarter of 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2017 and 2016:

	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(4.3)	$17.4	$9.2	$17.5
Net gains associated with current period hedging transactions	4.9	0.3	21.5	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	—
Revenues	(0.9)	—	(11.0)	—
Purchased power	2.1	—	2.8	—
Ending accumulated derivative gains in AOCI	$1.8	$17.5	$22.5	$17.5

Portion expected to be reclassified to earnings in the next twelve months (a)	$2.0	$(0.2)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	17	41

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Derivatives not designated as hedges
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales scope exceptions under FASC 815. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting.” Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty. FTRs, natural gas futures, and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Consolidated Statements of Operations on an accrual basis.

Financial Statement Effect
The following tables present the amount and classification within the Condensed Consolidated Statements of Operations of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three months ended March 31, 2017 and 2016:

For the three months ended March 31, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized loss	$—	$(0.1)	$(0.1)	$(0.2)
Realized gain / (loss)	0.2	(2.6)	(0.2)	(2.6)
Total	$0.2	$(2.7)	$(0.3)	$(2.8)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$(6.7)	$—	$(6.7)
Purchased power	0.2	4.0	(0.3)	3.9
Total	$0.2	$(2.7)	$(0.3)	$(2.8)

For the three months ended March 31, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.1	$(1.5)	$(0.2)	$(1.6)
Realized gain / (loss)	0.2	(0.4)	(0.2)	(0.4)
Total	$0.3	$(1.9)	$(0.4)	$(2.0)
Recorded in Income Statement: gain / (loss)
Revenue	$—	$(1.1)	$—	$(1.1)
Purchased power	0.3	(0.8)	(0.4)	(0.9)
Total	$0.3	$(1.9)	$(0.4)	$(2.0)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at March 31, 2017:

Fair Values of Derivative Instruments
at March 31, 2017
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$12.7	$(8.6)	$—	$4.1
Forward power contracts	Not designated	6.1	(5.5)	—	0.6
Natural gas futures	Not designated	0.3	(0.2)	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	1.4	—	—	1.4
Forward power contracts	Not designated	0.1	(0.1)	—	—
Total assets		$20.6	$(14.4)	$—	$6.2

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$9.7	$(8.6)	$—	$1.1
Interest rate swap	Designated	0.3	—	—	0.3
Forward power contracts	Not designated	8.1	(5.5)	(0.1)	2.5
Natural gas futures	Not designated	0.2	(0.2)	—	—

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	0.1	—	(0.1)	—
Natural gas futures	Not designated	0.3	—	(0.3)	—
Forward power contracts	Not designated	0.2	(0.1)	—	0.1
Total liabilities		$18.9	$(14.4)	$(0.5)	$4.0

The following table presents the fair value and balance sheet classification of DPL’s derivative instruments at December 31, 2016:

Fair Values of Derivative Instruments
at December 31, 2016
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$11.0	$(10.5)	$—	$0.5
Forward power contracts	Not designated	6.0	(4.7)	—	1.3
FTRs	Not designated	0.1	—	—	0.1
Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.2	—	—	1.2
Forward power contracts	Designated	0.6	(0.6)	—	—
Forward power contracts	Not designated	1.9	(1.0)	—	0.9
Total assets		$20.8	$(16.8)	$—	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Interest rate swaps	Designated	$0.7	$—	$—	$0.7
Forward power contracts	Designated	16.4	(10.5)	(5.5)	0.4
Forward power contracts	Not designated	7.7	(4.7)	—	3.0
Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	2.4	(0.6)	(0.8)	1.0
Forward power contracts	Not designated	2.0	(1.0)	—	1.0
Total liabilities		$29.2	$(16.8)	$(6.3)	$6.1

Credit risk-related contingent features
Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require us to post collateral if our credit ratings drop below certain thresholds. We have crossed that threshold with one counterparty to the derivative instruments and they could request that we post collateral of $0.9 million at this time.

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at March 31, 2017 was $18.9 million. $0.5 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $14.4 million. Since our debt is below investment grade, we could have to post collateral for the remaining $4.0 million.

Note 7 – Debt

The following table provides a summary of DPL's outstanding debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2017	2016
Term loan - rates from 4.01% - 4.04% (a) and 4.00% - 4.01% (b)		2022	$443.9	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	100.0	100.0
Tax-exempt First Mortgage Bonds - rates from 1.52% - 1.53% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.9	18.0
Capital leases			0.4	0.4
Unamortized deferred financing costs			(10.1)	(10.7)
Unamortized debt discount and premiums, net			(5.3)	(5.5)
Total long-term debt at consolidated subsidiary			746.8	747.2

Bank term loan - rates from 3.02% - 3.73% (a) and 2.67% - 3.02% (b)		2020	118.8	125.0
Senior unsecured notes	6.75%	2019	200.0	200.0
Senior unsecured notes	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(8.4)	(8.8)
Unamortized debt discounts and premiums, net			(0.8)	(0.6)
Total long-term debt			1,852.0	1,858.4
Less: current portion			(29.7)	(29.7)
Long-term debt, net of current portion			$1,822.3	$1,828.7

(a)	Range of interest rates for the three months ended March 31, 2017.

(b)	Range of interest rates for the year ended December 31, 2016.

(c)	Note payable to related party. See Note 11 – Related Party Transactions for additional information.

Premiums or discounts are amortized over the remaining life of the debt using the effective interest method.

Debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated at the end of each fiscal quarter by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant ratio compares EBITDA to Interest Expense and is calculated at the end of each fiscal quarter by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending March 31, 2017 is 0.53 to 1.00. The amendment also changed, for each amendment, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

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

As of March 31, 2017, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
	2017	2016
DPL	37.9%	21.4%

Income tax expense for the three months ended March 31, 2017 and 2016 was calculated using the estimated annual effective income tax rates for 2017 and 2016 of 37.6% and 20.6%, respectively. For the three months ended March 31, 2017 and 2016, management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

The increase in the annual effective rate compared to the same period in 2016 is primarily due to an increase of forecasted tax expense relating to flow-through depreciation and a reduction in the projected manufacturer's production deduction.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions during each of the three months ended March 31, 2017 and 2016.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan. See Note 11 – Related Party Transactions.

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2017 and 2016 was:

Net Periodic Benefit Cost	Pension
	Three months ended
	March 31,
$ in millions	2017	2016
Service cost	$1.4	$1.4
Interest cost	3.6	3.7
Expected return on plan assets	(5.7)	(5.7)
Plan curtailment (a)	4.1	—
Amortization of unrecognized:
Prior service cost	0.4	0.5
Actuarial loss	1.3	1.0
Net periodic benefit cost	$5.1	$0.9

(a)
As a result of the decision to retire certain of DP&L's coal-fired plants, we recognized a plan curtailment of $4.1 million in the first quarter of 2017. See Note 14 – Fixed-asset Impairment for more information.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $15.8 million at both March 31, 2017 and December 31, 2016 were not material to the Financial Statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated to be paid during the twelve months ending March 31,	Pension
2018	$18.8
2019	25.5
2020	26.0
2021	26.4
2022	26.7
2023 - 2027	139.6

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Guarantees
In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to this subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish these subsidiary's intended commercial purposes.

At March 31, 2017, DPL had $24.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $2.4 million and $2.3 million at March 31, 2017 and December 31, 2016, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. As of March 31, 2017, DP&L could be responsible for the repayment of 4.9%, or $72.5 million, of a $1,479.6 million debt obligation that has maturities from 2018 to 2040. This would happen if OVEC defaulted on debt payments. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their OVEC repayment obligations. As of March 31, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2016.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2017, cannot be reasonably determined.

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

Note 11 – Related Party Transactions

Service Company
The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

Benefit plans
DPL has an agreement with AES or one of its affiliates to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. AES or its affiliate administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2017	2016
Transactions with the Service Company
Charges for services provided	$13.9	$11.6
Charges to the Service Company	$1.0	$1.2
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$4.2	$4.1

Balances with the Service Company:	At March 31, 2017	At December 31, 2016
Net payable to the Service Company	$—	$(2.0)
Net payable to other AES affiliates	$(3.1)	$(2.5)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the "Trust"), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.3 million and $0.3 million at March 31, 2017 and December 31, 2016, respectively, is included in Other deferred assets within Other non-current assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at March 31, 2017 and December 31, 2016, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. DPL had net payable balances of $70.6 million and $97.2 million at March 31, 2017 and December 31, 2016, respectively, which are recorded in Accrued taxes on the accompanying Balance Sheets on a gross basis.

Note 12 – Business Segments

During the fourth quarter of 2016, DPL's management reassessed the reportable business segments in connection with recent changes in the regulatory environment, including the pending ESP case, and in preparation for the anticipated transfer of DP&L’s generation assets to AES Ohio Generation. DPL currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that income / (loss) from continuing operations before income tax best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 520,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord, Hutchings Coal, and East Bend generating facilities, which were either closed or sold in prior periods. As these assets will not be transferring to AES Ohio Generation when DP&L’s planned generation separation occurs, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2017
Revenues from external customers	$189.8	$131.8	$2.3	$—	$323.9
Intersegment revenues	0.3	—	1.4	(1.7)	—
Total revenues	$190.1	$131.8	$3.7	$(1.7)	$323.9

Depreciation and amortization	$18.1	$7.0	$2.9	$—	$28.0
Fixed-asset impairment (Note 14)	$—	$66.3	$0.1	$—	$66.4
Interest expense	$7.4	$—	$19.6	$(0.1)	$26.9
Income / (loss) from continuing operations before income tax	$25.0	$(86.8)	$(21.4)	$—	$(83.2)

Cash capital expenditures	$26.3	$14.1	$1.0	$—	$41.4

At March 31, 2017
Total assets	$1,680.9	$366.1	$633.6	$(416.4)	$2,264.2

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2016
Revenues from external customers	$204.2	$158.2	$1.6	$—	$364.0
Intersegment revenues	0.3	—	1.3	(1.6)	—
Total revenues	$204.5	$158.2	$2.9	$(1.6)	$364.0

Depreciation and amortization	$17.2	$18.6	$(2.4)	$—	$33.4
Interest expense	$5.4	$0.1	$20.9	$(0.1)	$26.3
Income / (loss) from continuing operations before income tax	$34.2	$(12.3)	$(19.1)	$—	$2.8

Cash capital expenditures	$24.1	$13.0	$0.6	$—	$37.7

At December 31, 2016
Total assets	$1,710.5	$472.3	$673.6	$(437.2)	$2,419.2

Note 13 – Discontinued Operations

On January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015 and DPL received $75.5 million of restricted cash on December 31, 2015 for the sale. DPL recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain includes the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016 but was eliminated in consolidation as of December 31, 2015.

Operating activities related to DPLER have been reclassified to "Discontinued operations" in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016.

The following table summarizes the revenues, cost of revenues, operating expenses and income tax of discontinued operations for the periods indicated:

Three months ended March 31,
$ in millions	2016
Revenues	$—
Cost of revenues	—
Operating expenses	(0.7)
Loss from discontinued operations before income taxes	(0.7)
Gain from disposal of discontinued operations	49.2
Income tax expense	18.9
Income on discontinued operations	$29.6

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.7) million for the three months ended March 31, 2016. Cash flows from investing activities for discontinued operations were $75.5 million for the three months ended March 31, 2016. All cash generated from discontinued operations was paid to DPL through dividends for all periods presented.

Note 14 – Fixed-asset Impairment

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. DP&L also reached agreement with the co-owners of the Facilities to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized an asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively.

Additionally, as a result of the decision to retire the Facilities by June 1, 2018, we concluded that inventory at these Facilities is considered obsolete. As a result, we recognized a loss on disposal of $9.8 million and $6.4 million for Stuart Station and Killen Station inventories, respectively, during the first quarter of 2017, which is recorded in Loss on asset disposal in the Condensed Consolidated Statements of Operations.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended March 31,
$ in millions	2017	2016
Revenues	$311.1	$349.2

Cost of revenues:
Fuel	50.1	62.9
Purchased power	100.8	121.3
Total cost of revenues	150.9	184.2

Gross margin	160.2	165.0

Operating expenses:
Operation and maintenance	82.6	86.1
Depreciation and amortization	23.5	34.3
General taxes	23.6	20.5
Gain on termination of contract	—	(27.7)
Fixed-asset impairment	66.3	—
Loss on asset disposal	19.4	0.1
Total operating expenses	215.4	113.3

Operating income / (loss)	(55.2)	51.7

Other income / (expense), net:
Investment loss	—	(0.1)
Interest expense	(7.6)	(5.3)
Other expense, net	(0.9)	(0.2)
Total other expense, net	(8.5)	(5.6)

Income / (loss) from operations before income tax	(63.7)	46.1

Income tax expense / (benefit)	(21.9)	12.4

Net income / (loss)	(41.8)	33.7

Dividends on preferred stock	—	0.2

Income / (loss) attributable to common stock	$(41.8)	$33.5

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended March 31,
$ in millions	2017	2016
Net income / (loss)	$(41.8)	$33.7
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $0.0 and $(0.1) for each respective period	0.2	0.2
Reclassification to earnings, net of income tax expense of $0.0 and $0.0 for each respective period	(0.1)	(0.1)
Total change in fair value of available-for-sale securities	0.1	0.1
Derivative activity:
Change in derivative fair value, net of income tax expense of $(2.8) and $(11.6) for each respective period	5.2	21.5
Reclassification to earnings, net of income tax (expense) / benefit of $(0.5) and $4.6 for each respective period	1.0	(8.4)
Total change in fair value of derivatives	6.2	13.1
Pension and postretirement activity:
Prior Service Costs for the period, net of income tax benefit of $0.6 and $0.0 for each respective period	(1.1)	—
Net loss for period, net of income tax benefit of $0.3 and $0.0 for each respective period	(0.5)	—
Reclassification to earnings, net of income tax expense of $(1.3) and $(0.8) for each respective period	2.5	0.3
Total change in unfunded pension obligation	0.9	0.3

Other comprehensive income	7.2	13.5

Net comprehensive income / (loss)	$(34.6)	$47.2

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
	March 31,	December 31,
$ in millions	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$4.9	$1.6
Restricted cash	8.4	29.0
Accounts receivable, net (Note 2)	110.6	134.6
Inventories (Note 2)	59.5	75.8
Taxes applicable to subsequent years	59.4	79.2
Regulatory assets, current	0.9	0.1
Other prepayments and current assets	33.4	32.4
Total current assets	277.1	352.7

Property, plant & equipment:
Property, plant & equipment	2,348.1	2,398.6
Less: Accumulated depreciation and amortization	(1,057.7)	(1,047.9)
	1,290.4	1,350.7
Construction work in process	80.4	89.9
Total net property, plant & equipment	1,370.8	1,440.6

Other non-current assets:
Regulatory assets, non-current	206.0	203.9
Intangible assets, net of amortization	23.2	23.0
Other deferred assets	12.8	14.9
Total other non-current assets	242.0	241.8
Total assets	$1,889.9	$2,035.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$4.7	$4.7
Short-term debt (Note 12)	—	5.0
Accounts payable	81.0	110.5
Accrued taxes	62.5	75.7
Accrued interest	0.9	2.1
Security deposits	32.8	15.2
Regulatory liabilities, current	13.7	33.7
Other current liabilities	39.5	48.3
Total current liabilities	235.1	295.2

Non-current liabilities:
Long-term debt (Note 7)	744.0	744.7
Deferred taxes	152.3	146.3
Taxes payable	44.5	84.1
Regulatory liabilities, non-current	131.6	130.4
Pension, retiree and other benefits	100.6	101.6
Unamortized investment tax credit	17.2	17.7
Asset retirement obligations	132.3	135.2
Other deferred credits	13.5	17.6
Total non-current liabilities	1,336.0	1,377.6

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	801.8	810.7
Accumulated other comprehensive loss	(35.3)	(42.5)
Accumulated deficit	(448.1)	(406.3)
Total common shareholder's equity	318.8	362.3
Total liabilities and shareholder's equity	$1,889.9	$2,035.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Three months ended March 31,
$ in millions	2017	2016
Cash flows from operating activities:
Net income / (loss)	$(41.8)	$33.7
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	23.5	34.3
Deferred income taxes	0.4	(1.8)
Fixed-asset impairment	66.3	—
Loss on asset disposal	19.4	0.1
Changes in certain assets and liabilities:
Accounts receivable	28.4	2.1
Inventories	0.1	19.1
Prepaid taxes	—	2.7
Taxes applicable to subsequent years	19.8	21.1
Deferred regulatory costs, net	(23.8)	4.8
Accounts payable	(24.6)	(9.8)
Accrued taxes payable	(52.7)	(28.2)
Accrued interest payable	(1.3)	(3.1)
Security deposits	17.6	4.4
Unamortized investment tax credit	(0.5)	—
Pension, retiree and other benefits	1.3	(4.5)
Other	(9.3)	8.5
Net cash provided by operating activities	22.8	83.4
Cash flows from investing activities:
Capital expenditures	(34.1)	(35.8)
Purchase of renewable energy credits	(0.1)	(0.1)
Decrease in restricted cash	20.6	1.4
Insurance proceeds	—	0.2
Other investing activities, net	0.2	0.5
Net cash used in investing activities	(13.4)	(33.8)
Cash flows from financing activities:
Dividends paid on preferred stock	—	(0.2)
Retirement of long-term debt	(1.1)	—
Issuance of short-term debt - related party	30.0	5.0
Repayment of short-term debt - related party	(35.0)	(35.0)
Net cash used in financing activities	(6.1)	(30.2)

Cash and cash equivalents:
Net change	3.3	19.4
Balance at beginning of period	1.6	5.4
Cash and cash equivalents at end of period	$4.9	$24.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$7.9	$7.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$8.7	$12.5

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, distribution and transmission retail services are still regulated. DP&L has the exclusive right to provide such distribution and transmission services to approximately 520,000 customers located in West Central Ohio. Additionally, DP&L offers retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities, all of which are included in the financial statements at amortized cost. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market. DP&L is a subsidiary of DPL.

DP&L has two reportable segments: the Transmission and Distribution (T&D) segment and the Generation segment. See Note 13 – Business Segments for more information relating to these reportable segments.

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

DP&L employed 1,145 people as of March 31, 2017. Approximately 62% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

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

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2016.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2017; our results of operations for the three months ended March 31, 2017 and 2016 and our cash flows for the three months ended March 31, 2017 and 2016. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three months ended March 31, 2017 may not be indicative of our results that will be realized for the full year ending December 31, 2017.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2017 and 2016 were $12.5 million and $12.9 million, respectively.

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
New Accounting Standards Adopted
2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting
The standard simplifies the following aspects of accounting for share-based payments awards: accounting for income taxes, classification of excess tax benefits on the statement of cash flows, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities and classification of employee taxes paid on statement of cash flows when an employer withholds shares for tax-withholding purposes. Transition method: The recognition of excess tax benefits and tax deficiencies arising from vesting or settlement were applied retrospectively. The elimination of the requirement that excess tax benefits be realized before they are recognized was adopted on a modified retrospective basis with a cumulative adjustment to the opening balance sheet.
January 1, 2017
The primary effect of adoption was the recognition of excess tax benefits in our provision for income taxes in the period when the awards vest or are settled, rather than in paid-in-capital in the period when the excess tax benefits are realized. We will continue to estimate the number of awards that are expected to vest in our determination of the related periodic compensation cost. The adoption of this standard did not have a material impact on the financial statements.

New Accounting Standards Issued But Not Yet Effective
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
The standard provides guidance on the presentation of net benefit cost in an employer’s income statement and on the components eligible for capitalization. It requires that an employer report the service cost component in the same line item(s) as other employee compensation costs arising from services rendered during the period, and report the other components of net benefit cost separately from the service cost component and outside a subtotal of operating income. Only the service cost component will be eligible for capitalization.
Transition method: various.
		January 1, 2018. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business	This standard provides guidance to assist the entities with evaluating when a set of transferred assets and activities is a business. Transition method: prospective.	January 1, 2018. Early adoption is permitted	We are currently evaluating the impact of adopting the standard on our financial statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
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
Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018. Earlier application is permitted only as of January 1, 2017.	We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the financial statements.

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

Given the complexity and diversity of our non-regulated arrangements, we are assessing the standard on a contract by contract basis and have completed more than half of the total expected effort. Through this assessment, we have identified certain key issues that we are continuing to evaluate in order to complete our assessment of the full population of contracts and be able to assess the overall impact to the financial statements. These issues include: the application of the practical expedient for measuring progress toward satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services, and how to measure progress toward completion for a performance obligation that is a bundle. We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues which is expected in 2017.

We are currently evaluating certain contracts along with our tariff revenue, capacity agreements with PJM and wholesale agreements with PJM. We expect additional contracts to be executed during 2017 that will require assessment under the new standard.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
$ in millions	2017	2016
Accounts receivable, net:
Unbilled revenue	$14.7	$43.0
Customer receivables	65.2	71.2
Amounts due from partners in jointly owned plants	6.6	12.7
Amounts due from affiliates	14.8	2.9
Other	10.3	6.0
Provision for uncollectible accounts	(1.0)	(1.2)
Total accounts receivable, net	$110.6	$134.6

Inventories, at average cost:
Fuel and limestone	$38.8	$38.8
Plant materials and supplies	19.2	35.3
Other	1.5	1.7
Total inventories, at average cost	$59.5	$75.8

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2017	2016
Gains and losses on Available-for-sale securities activity (Note 5):
	Other income	$(0.1)	$(0.1)
Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)
	Revenue	(1.5)	(17.1)
	Purchased power	3.3	4.4
	Total before income taxes	1.5	(13.0)
	Tax expense / (benefit)	(0.5)	4.6
	Net of income taxes	1.0	(8.4)
Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	3.8	1.1
	Tax benefit	(1.3)	(0.8)
	Net of income taxes	2.5	0.3

Total reclassifications for the period, net of income taxes		$3.4	$(8.2)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2017 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2017	$0.7	$(2.7)	$(40.5)	$(42.5)

Other comprehensive income / (loss) before reclassifications	0.2	5.2	(1.6)	3.8
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	1.0	2.5	3.4
Net current period other comprehensive income	0.1	6.2	0.9	7.2

Balance March 31, 2017	$0.8	$3.5	$(39.6)	$(35.3)

Note 3 – Regulatory Matters

DP&L originally filed its ESP 3 seeking an effective date of January 1, 2017. On October 11, 2016, DP&L amended the application requesting to collect $145.0 million per year for seven years named the Distribution Modernization Rider ("DMR"). This plan established the terms and conditions for DP&L’s SSO to customers that do not choose a competitive retail electric supplier, and recommended including renewable energy attributes as part of the product that is competitively bid. DP&L sought recovery of approximately $10.5 million of regulatory assets, and proposed a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan established new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities.

On January 30, 2017, DP&L, in conjunction with various intervening parties, filed a settlement in the ESP 3 case. On March 13, 2017, DP&L, in conjunction with various intervening parties and the staff of the PUCO, filed an Amended Stipulation in the ESP 3 case, which is subject to PUCO approval. The intervening parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable DMR designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L may have the option of extending the duration of the DMR for an additional two years;

•	The establishment of a non-bypassable Distribution Investment Rider, set initially at zero, to recover incremental distribution capital investments;

•	The establishment of a Smart Grid Rider, set initially at zero, to recover costs of future grid modernization;

•	A commitment by us to separate DP&L’s generation assets from its transmission and distribution assets (if approved by FERC) within 180 days after receipt of a PUCO order;

•	A commitment to commence a sale process to sell our ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants; and

•	Restrictions on DPL making dividend or tax sharing payments, and various other riders and competitive retail market enhancements.

A hearing was held in April 2017 and a final decision by the PUCO is expected at the end of the second quarter or early in the third quarter of 2017. There can be no assurance that the Amended ESP 3 stipulation will be approved as filed or on a timely basis, and if the Amended ESP 3 stipulation is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's Amended stipulation, our results of operations, financial condition and cash flows and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates will be in effect until rates consistent with DP&L’s pending ESP 3 filing are approved and effective. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending and the outcome and potential financial impact of those appeals cannot be determined at this time.

Note 4 – Property, Plant and Equipment

DP&L and certain other Ohio utilities have undivided ownership interests in five coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. At March 31, 2017, DP&L had $11.0 million of construction work in process at such facilities. DP&L’s share of the operations of such facilities is included within the corresponding line in the Condensed Statements of Operations, and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

Coal-fired facilities
DP&L’s undivided ownership interest in such facilities at March 31, 2017, is as follows:

	DP&L Share		DP&L Carrying Value
	Ownership %	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$—	$—	$—
Killen - Unit 2	67.0	402	7.0	1.0	1.0
Miami Fort - Units 7 and 8	36.0	368	28.0	1.0	5.0
Stuart - Units 1 through 4	35.0	808	1.0	1.0	—
Zimmer - Unit 1	28.1	371	12.0	1.0	5.0
Transmission (at varying percentages)			99.0	67.0	—
Total		2,078	$147.0	$71.0	$11.0

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. As a result, $6.4 million of net book value was written off, resulting in a $3.2 million loss on disposal, net of insurance recoveries. As the damage assessment process is currently ongoing, we cannot determine the impact to operations or capacity at this time.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and DP&L agreed with the co-owners of these facilities to proceed with this plan of retirement.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort, for $50.0 million in cash and the assumption of certain liabilities, including environmental. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

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

Changes in the Liability for Generation AROs

$ in millions
Balance January 1, 2017	$135.2
Revisions to cash flow and timing estimates	(4.4)
Accretion expense	1.4
Settlements	0.1
Balance March 31, 2017	$132.3

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2017 and December 31, 2016. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	March 31, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.4	$0.4
Equity securities	2.6	3.9	2.4	3.4
Debt securities	4.3	4.3	4.4	4.4
Hedge funds	0.1	0.1	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.4	$8.7	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Debt (a)	$748.3	$762.3	$749.0	$763.5

(a)	Amounts exclude immaterial capital lease obligations

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

DP&L had $1.3 million ($0.9 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at March 31, 2017 and $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2016.

During the three months ended March 31, 2017, $0.7 million ($0.5 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2017 or 2016.

The fair value of assets and liabilities at March 31, 2017 and December 31, 2016 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at March 31, 2017	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.3	$0.3	$—	$—
Equity securities	3.9	—	3.9	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.1	—	0.1	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.3	8.4	—

Derivative assets
Natural gas futures	0.3	0.3	—	—
Interest rate hedges	1.4	—	1.4	—
Forward power contracts	19.0	—	19.0	—
Total derivative assets	20.7	0.3	20.4	—

Total assets	$29.4	$0.6	$28.8	$—

Liabilities
Derivative liabilities
Interest rate hedges	$0.3	$—	$0.3	$—
Natural gas futures	0.5	0.5	—	—
Forward power contracts	18.1	—	17.0	1.1
Total derivative liabilities	18.9	0.5	17.3	1.1
Debt	762.3	—	744.4	17.9

Total liabilities	$781.2	$0.5	$761.7	$19.0

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1		0.1	—
Total Master Trust assets	8.7	0.4	8.3	—

Derivative assets
FTRs	0.1	—	—	0.1
Interest rate hedges	1.2	—	1.2	—
Forward power contracts	19.5	—	19.5	—
Total Derivative assets	20.8	—	20.7	0.1

Total assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Derivative liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total Derivative liabilities	29.2	—	26.7	2.5
Debt	763.5	—	745.5	18.0

Total liabilities	$792.7	$—	$772.2	$20.5

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for derivative contracts such as natural gas futures and for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

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

Approximately 93.6% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. As a result of changes in our estimates of costs to be incurred for our AROs, we decreased our AROs by $4.4 million in the first quarter of 2017. AROs for ash ponds, asbestos, river structures and underground storage tanks decreased by a net amount of $(2.9) million and decreased by a net amount of $(0.6) million during the three months ended March 31, 2017 and 2016, respectively.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018, and DP&L agreed with the co-owners of the Facilities to proceed with this plan of retirement. As such, we performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. See Note 14 – Fixed-asset Impairment.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the period and their level within the fair value hierarchy (there were no impairments during the three months ended March 31, 2016):

$ in millions	Three months ended March 31, 2017
	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
Assets
Long-lived assets (a)
Stuart	$42.3	$—	$—	$3.3	$39.0
Killen	$35.2	$—	$—	$7.9	$27.3

(a)See Note 14 – Fixed-asset Impairment for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the three months ended March 31, 2017:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10%
			Weighted-average cost of capital	7%

Killen	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22%
			Weighted-average cost of capital	7%

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

At March 31, 2017, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	0.9	—	0.9
Natural gas futures	Not designated	Dths	17,127.5	—	17,127.5
Forward power contracts	Designated	MWh	1,276.6	(6,250.9)	(4,974.3)
Forward power contracts	Not designated	MWh	1,727.3	(2,057.9)	(330.6)
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural gas futures	Not designated	Dths	1,590.0	—	1,590.0
Forward power contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward power contracts	Not designated	MWh	2,568.3	(2,037.5)	530.8
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

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

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2017 and 2016:

	Three months ended		Three months ended
	March 31, 2017		March 31, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(4.3)	$1.6	$9.2	$2.0
Net gains associated with current period hedging transactions	4.9	0.3	21.5	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.2)
Revenues	(0.9)	—	(11.0)	—
Purchased power	2.1	—	2.8	—
Ending accumulated derivative gains in AOCI	$1.8	$1.7	$22.5	$1.8

Portion expected to be reclassified to earnings in the next twelve months (a)	$2.0	$(0.2)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	17	41

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Derivatives not designated as hedges
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and sales scope exceptions under FASC 815. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting.” Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty. FTRs, natural gas futures, and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Statements of Operations on an accrual basis.

Financial Statement Effect
The following tables present the amount and classification within the Condensed Statements of Operations of the gains and losses on DP&L's derivatives not designated as hedging instruments for the three months ended March 31, 2017 and 2016:

For the three months ended March 31, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized loss	$—	$(0.1)	$(0.1)	$(0.2)
Realized gain / (loss)	0.2	(2.6)	(0.2)	(2.6)
Total	$0.2	$(2.7)	$(0.3)	$(2.8)
Recorded in Income Statement: gain / (loss)
Revenues	$—	$(6.7)	$—	$(6.7)
Purchased power	0.2	4.0	(0.3)	3.9
Total	$0.2	$(2.7)	$(0.3)	$(2.8)

For the three months ended March 31, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.1	$(1.9)	(0.2)	$(2.0)
Realized gain / (loss)	0.2	(0.3)	(0.2)	(0.3)
Total	$0.3	$(2.2)	$(0.4)	$(2.3)
Recorded in Income Statement: gain / (loss)
Revenues	—	(1.4)	—	(1.4)
Purchased power	0.3	(0.8)	(0.4)	(0.9)
Total	$0.3	$(2.2)	$(0.4)	$(2.3)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged. The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at March 31, 2017:

Fair Values of Derivative Instruments
at March 31, 2017
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$12.7	$(8.6)	$—	$4.1
Forward power contracts	Not designated	6.2	(5.5)	—	0.7
Natural gas futures	Not designated	0.3	(0.2)	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.4	—	—	1.4
Forward power contracts	Not designated	0.1	(0.1)	—	—
Total assets		$20.7	$(14.4)	$—	$6.3

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$9.7	$(8.6)	$—	$1.1
Interest rate swaps	Designated	0.3	—	—	0.3
Forward power contracts	Not designated	8.1	(5.5)	(0.1)	2.5
Natural gas futures	Not designated	0.2	(0.2)	—	—

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	0.1	—	(0.1)	—
Natural gas futures	Not designated	0.3	—	(0.3)	—
Forward power contracts	Not designated	0.2	(0.1)	—	0.1
Total liabilities		$18.9	$(14.4)	$(0.5)	$4.0

The following table presents the fair value and balance sheet classification of DP&L’s derivative instruments at December 31, 2016:

Fair Values of Derivative Instruments
at December 31, 2016
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

Long-term derivative positions (presented in Other deferred credits)
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

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at March 31, 2017 was $18.9 million. $0.5 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $14.4 million. Since our debt is below investment grade, we could have to post collateral for the remaining $4.0 million.

Note 7 – Debt

The following table provides a summary of DP&L's outstanding debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2017	2016
Term loan - rates from 4.01% - 4.04% (a) and 4.00% - 4.01% (b)		2022	$443.9	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	100.0	100.0
Tax-exempt First Mortgage Bonds - rates from 1.52% - 1.53% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.9	18.0
Capital leases			0.4	0.4
Unamortized deferred financing costs			(11.5)	(11.8)
Unamortized debt discount			(2.0)	(2.2)
Total long-term debt			748.7	749.4
Less: current portion			(4.7)	(4.7)
Long-term debt, net of current portion			$744.0	$744.7

(a)Range of interest rates for the three months ended March 31, 2017.
(b)Range of interest rates for the year ended December 31, 2016.

Premiums or discounts are amortized over the remaining life of the debt using the effective interest method.

Debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant measures EBITDA to Interest Expense and is calculated at the end of each fiscal quarter by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending March 31, 2017 is 0.53 to 1.00. The amendment also changed, for each amendment, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

As of March 31, 2017, DP&L was in compliance with all debt covenants, including the financial covenants described above.

The cost of borrowing under DP&L's unsecured revolving credit agreement and Bond Purchase and Covenants Agreement adjusts under certain credit rating scenarios.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2017 and 2016.

	Three months ended
	March 31,
	2017	2016
DP&L	34.4%	26.9%

Income tax expense for the three months ended March 31, 2017 and 2016 was calculated using the estimated annual effective income tax rates for 2017 and 2016 of 33.8% and 27.0%, respectively. For the three months ended March 31, 2017 and 2016 management estimated the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

The increase in the annual effective rate compared to the same period in 2016 is primarily due to an increase of forecasted tax expense relating to flow-through depreciation and a reduction in the projected manufacturer's production deduction.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions during each of the three months ended March 31, 2017 and 2016.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company but are still participants in the DP&L plan. See Note 12 – Related Party Transactions.

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2017 and 2016 was:

Net Periodic Benefit Cost	Pension
	Three months ended
	March 31,
$ in millions	2017	2016
Service cost	$1.4	$1.4
Interest cost	3.6	3.7
Expected return on plan assets	(5.7)	(5.7)
Plan curtailment (a)	5.6	—
Amortization of unrecognized:
Prior service cost	0.5	0.8
Actuarial loss	2.2	1.8
Net periodic benefit cost	$7.6	$2.0

(a)
As a result of the decision to retire certain of DP&L's coal-fired plants, we recognized a plan curtailment of $5.6 million in the first quarter of 2017. See Note 14 – Fixed-asset Impairment for more information.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $15.8 million at both March 31, 2017 and December 31, 2016 were not material to the Financial Statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated to be paid during the twelve months ending March 31,	Pension
2018	$18.8
2019	25.5
2020	26.0
2021	26.4
2022	26.7
2023 - 2027	139.6

Note 10 – Shareholder’s Equity

DP&L has 250,000,000 authorized $0.01 par value common shares, of which 41,172,173 are outstanding at March 31, 2017. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio, calculated as total equity divided by total capitalization, of at least 50 percent and not to have a negative retained earnings balance. After the fixed-asset impairments recorded in 2017 and 2016 and as of March 31, 2017, DP&L's equity ratio was 30% and retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L. In the generation separation order dated September 17, 2014, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L owns a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. As of March 31, 2017, DP&L could be responsible for the repayment of 4.9%, or $72.5 million, of a $1,479.6 million debt obligation that has maturities from 2018 to 2040. This would happen if OVEC defaulted on debt payments. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their OVEC repayment obligations. As of March 31, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2016.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2017, cannot be reasonably determined.

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

Note 12 – Related Party Transactions

Service Company
The Service Company provides services including operations, accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

Benefit plans
DPL has an agreement with AES or one of its affiliates to participate in a group benefits program, including but not limited to, health, dental, vision and life benefits. AES or its affiliate administers the financial aspects of the group insurance program, receives all premium payments from the participating affiliates, and makes all vendor payments.

The following table provides a summary of these transactions:

	Three months ended
	March 31,
$ in millions	2017	2016
DP&L Operation & Maintenance Expenses:
Premiums paid for insurance services provided by MVIC (a)	$(0.8)	$(0.9)
Transactions with the Service Company:
Charges for services provided	$13.0	$8.9
Charges to the Service Company	$1.0	$1.2
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$4.1	$4.1

Balances with related parties:	At March 31, 2017	At December 31, 2016
Net payable to the Service Company	$—	$(2.0)
Short-term loan with DPL (b)	$—	$5.0
Net prepayment with / (payable to) other AES affiliates	$5.0	$(2.5)

(a)
MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums paid by DP&L to MVIC. DP&L received insurance proceeds from MVIC of $0.0 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

(b)	On December 31, 2016, DPL loaned $5.0 million to DP&L through an intercompany short-term loan at 3.02%.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. DP&L had net receivable balances of $23.7 million and $9.5 million at March 31, 2017 and December 31, 2016, respectively, which are recorded in Accounts receivable, net on the accompanying Balance Sheets on a gross basis.

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

Note 13 – Business Segments

During the fourth quarter of 2016, DP&L’s management reassessed the separate reportable business segments in connection with recent changes in the regulatory environment, including the pending ESP case, and in preparation for the anticipated transfer of DP&L’s generation assets to AES Ohio Generation. DP&L currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from operations before income tax as management has concluded that income / (loss) from operations before income tax best reflects the underlying business performance of DP&L and is the most relevant measure considered in DP&L’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 520,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord, Hutchings Coal, and East Bend generating facilities, which were either closed or sold in prior periods. As these assets will not be transferring to AES Ohio Generation when DP&L’s planned generation separation occurs, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

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

The following tables present financial information for each of DP&L’s reportable business segments:

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Three months ended March 31, 2017
Revenues from external customers	$190.1	$121.0	$—	$311.1
Intersegment revenues	—	—	—	—
Total revenues	$190.1	$121.0	$—	$311.1

Depreciation and amortization	$18.1	$5.4	$—	$23.5
Fixed-asset impairment (Note 14)	$—	$66.3	$—	$66.3
Interest expense	$7.4	$0.2	$—	$7.6
Income / (loss) from operations before income tax	$25.0	$(88.7)	$—	$(63.7)

Cash capital expenditures	$26.3	$7.8	$—	$34.1

At March 31, 2017
Total assets	$1,680.9	$209.0	$—	$1,889.9

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Three months ended March 31, 2016
Revenues from external customers	$204.5	$144.7	$—	$349.2
Intersegment revenues	—	—	—	—
Total revenues	$204.5	$144.7	$—	$349.2

Depreciation and amortization	$17.2	$17.1	$—	$34.3
Interest expense	$5.2	$0.1	$—	$5.3
Income from operations before income tax	$34.4	$11.7	$—	$46.1

Cash capital expenditures	$24.1	$11.7	$—	$35.8

At December 31, 2016
Total assets	$1,710.5	$324.6	$—	$2,035.1

Note 14 – Fixed-asset Impairment

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. DP&L also reached agreement with the co-owners of the Facilities to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized an asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively.

Additionally, as a result of the decision to retire the Facilities by June 1, 2018, we concluded that inventory at these Facilities is considered obsolete. As a result, we recognized a loss on disposal of $9.8 million and $6.4 million for Stuart Station and Killen Station inventories, respectively, during the first quarter of 2017, which is recorded in Loss on asset disposal in the Condensed Statements of Operations.

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

The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2016 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section of this Form 10-Q. For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

Key topics in Management's Discussion and Analysis

Our discussion covers the following:

•	Review of Results of Operations

◦	DPL

▪	DPL - T&D Segment

▪	DPL - Generation Segment

◦	DP&L

▪	DP&L - T&D Segment

▪	DP&L - Generation Segment

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity

•	Critical Accounting Estimates

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. See Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements. In addition to matters discussed or updated herein, our Form 10-K previously filed with the SEC during 2017 describes other regulatory matters which have not materially changed since that filing.

ENVIRONMENTAL MATTERS

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities and operations to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters as of March 31, 2017. We have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or cannot be reasonably estimated. Of these, those that we believe are most likely to have a material effect are disclosed in our 2016 10-K. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

As a result of DP&L’s decision to retire its Stuart and Killen Generating stations in 2018, the following environmental regulations and requirements are not expected to have a material impact on either of the two generating stations:

•	water intake regulations finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart station; and

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015.

PJM PRICING

Capacity Auction Price
The PJM capacity base residual auction for the 2019/20 period cleared at a per megawatt price of $100/MW-day for our RTO area. The per megawatt prices for the periods 2018/19, 2017/18, 2016/17 and 2015/16 were $165/MW-day, $152/MW-day, $134/MW-day and $136/MW-day, respectively, based on previous auctions. As discussed in our Form 10-K, a new CP program has been approved by the FERC, which will phase out RPM as of the 2018/19 period. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/MW-day in the capacity auction price would result in an annual impact to net income of approximately $5.5 million and $4.7 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity and the levels of wholesale revenues. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

OHIO COMPETITION AND REGULATORY PROCEEDINGS

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

On November 30, 2015, DP&L filed a distribution rate case using a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base. DP&L is seeking an increase to distribution revenues of $65.0 million per year. DP&L has asked for recovery of certain regulatory assets as well as two new riders that would allow DP&L to recover certain costs on an ongoing basis. It has proposed a modified rate design, which would increase the monthly customer charge, in an effort to decouple distribution revenues from electric sales. If approved as filed, the rates are expected to have an effect of approximately 4% on a typical residential customer bill based on rates in effect at the time of the filing.

Ohio law requires that all Ohio distribution utilities file either an ESP or MRO to establish rates for SSO service.
For a discussion of the current status of DP&L's ESPs, please see Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

Ohio law and PUCO rules contain targets relating to renewable energy, peak demand reduction and energy efficiency standards. If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance. DP&L is in full compliance with energy efficiency, peak demand reduction and renewable targets. In 2016, DP&L filed a new energy efficiency portfolio plan for the years 2017 through 2019. Ultimately, DP&L entered into a settlement agreement (which is subject to PUCO approval), under which it has agreed to an extension of its current plan with slight changes through 2017 and has agreed to file a plan by June 2017 for programs in years 2018 through 2020.

DP&L and AES Ohio Generation have filed an application before the FERC to adjust their rates with respect to reactive power provided to PJM from their generation units. On March 3, 2017, DP&L, AES Ohio Generation, and certain intervening parties filed an Offer of Settlement. At this time we are unable to predict if the Settlement will be approved or what the final approved rates will be, although we do not expect the changes from current reactive power rates to be material. Additionally, the FERC has referred to FERC’s Office of Enforcement for investigation of an issue regarding reactive power charges under the previously effective rates in light of changes in DP&L’s generation portfolio. DP&L's reactive power rates were last reset in 1998. As of the date of this report, DP&L is unable to predict the ultimate outcome of the investigation. Several other utilities within PJM are also being investigated by FERC’s Office of Enforcement on the same issue of changes in the generation portfolio that occurred in between rate proceedings.

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Income Statement Highlights – DPL

	Three months ended March 31,
$ in millions	2017	2016
Revenues:
Retail	$171.9	$187.2
Wholesale	103.1	122.4
RTO revenues	14.0	15.6
RTO capacity revenues	32.1	36.5
Other revenues	2.8	2.3
Total revenues	323.9	364.0
Cost of revenues:
Fuel costs	54.4	68.6
Gains from the sale of coal	(0.3)	(1.7)
Total fuel	54.1	66.9

Purchased power	77.4	91.2
RTO charges	21.1	20.8
RTO capacity charges	3.2	8.4
Mark-to-market losses	0.3	1.5
Total purchased power	102.0	121.9

Total cost of revenues	156.1	188.8

Gross margin	167.8	175.2

Operating expenses:
Operation and maintenance	86.3	88.5
Depreciation and amortization	28.0	33.4
General taxes	24.2	21.0
Fixed asset impairment	66.4	—
Loss on asset disposal	19.4	0.1
Other	(1.2)	—
Total operating expenses	223.1	143.0

Operating income / (loss)	(55.3)	32.2
Other income / (expense), net:
Investment income / (loss)	—	(0.1)
Interest expense	(26.9)	(26.3)
Charge for early retirement of debt	—	(2.6)
Other deductions	(1.0)	(0.4)
Total other expense, net	(27.9)	(29.4)

Income / (loss) from continuing operations before income tax (a)	$(83.2)	$2.8

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

	Three months ended March 31,
	2017	2016
Heating degree days (a)	2,292	2,576
Cooling degree days (a)	2	—

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

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plants and non-affiliated generating plants to sell into the wholesale market; and weather conditions across the multi-state region. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

Three months ended
March 31,
$ in millions	2017 v 2016
Retail
Rate	$(4.7)
Volume	(14.0)
Other miscellaneous	3.4
Total retail change	(15.3)

Wholesale
Rate	(11.3)
Volume	(8.0)
Total wholesale change	(19.3)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(6.0)

Other
Other revenues	0.5

Total revenues change	$(40.1)

During the three months ended March 31, 2017, Revenues decreased $40.1 million to $323.9 million from $364.0 million in the same period of the prior year. This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale volumes, and lower RTO revenues and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $15.3 million primarily due to lower DP&L retail volumes and lower average DP&L retail rates. The decrease in retail volume was primarily driven by warmer weather in 2017 as heating degree days decreased by 284 degree days. The decrease in average retail rates was primarily driven by the reversion back to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The aforementioned impacts resulted in an unfavorable $14.0 million retail volume variance and an unfavorable $4.7 million retail price variance. In addition, there was a favorable other miscellaneous variance of $3.4 million.

•
Wholesale revenues decreased $19.3 million primarily as a result of an unfavorable $11.3 million wholesale price variance and an unfavorable $8.0 million wholesale volume variance. Despite year over year increases in PJM market prices, our average wholesale rates decreased due to higher rates on contracted sales to serve the load of other parties in 2016 as well as hedged transactions in both years. The decrease in wholesale volumes of $8.0 million was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 2% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $6.0 million compared to same period in the prior year. This decrease was the result of a $4.4 million decrease in revenue realized from the PJM capacity auction in 2017 primarily due to lower prices in both the CP and RPM auctions. The capacity price that became effective in June of 2016 was $134/MW-day, compared to $136/MW-day in June of 2015. There was also a $1.6 million decrease in RTO transmission and congestion revenue, as 2017 congestion revenue charges were lower due to milder winter weather in 2017 than 2016.

DPL – Cost of Revenues
During the three months ended March 31, 2017, Cost of revenues decreased $32.7 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $12.8 million compared to the same period in the prior year primarily due to a 19% decrease in average fuel cost per MWh and a 2% decrease in internal generation. In addition, there were fuel costs deferred in 2015, which were expensed in 2016 because they were collected in 2016. There were no fuel costs deferred or collected in the first quarter of 2017.

•	Net purchased power decreased $19.9 million compared to the same period in the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $13.8 million primarily due to a $13.9 million volume decrease primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017.

◦
RTO charges increased $0.3 million compared to the same period in the prior year. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $5.2 million compared to the same period in the prior year primarily due to a lower retail load served in 2017 as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market losses decreased $1.2 million due to less significant changes in power prices in 2017.

DPL – Operation and Maintenance
During the three months ended March 31, 2017, Operation and Maintenance expense decreased $2.2 million compared to the prior year. This decrease was a result of:

Three months ended
March 31,
$ in millions	2017 v 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(7.1)
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	4.7
Other, net	0.2
Net change in operation and maintenance expense	$(2.2)

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three months ended March 31, 2017, Depreciation and amortization expense decreased $5.4 million compared to the same period in the prior year. The decrease was primarily a result of the fixed asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values.

DPL – General Taxes
During the three months ended March 31, 2017, General taxes increased $3.2 million compared to the same period in the prior year. The increase was primarily the result of lower expense in 2016 due to a $1.6 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016 and an adjustment to the 2016 accrual to reflect a lower estimated 2016 liability.

DPL – Fixed-asset Impairment
During the three months ended March 31, 2017, DPL recorded an impairment of fixed assets of $66.4 million. DPL recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairment of Notes to DPL's Condensed Consolidated Financial Statements.

DPL – Loss on Asset Disposal
During the three months ended March 31, 2017, DPL recorded a loss on asset disposal of $19.4 million primarily due to a $16.2 million write-off of plant materials and supplies inventory at the Stuart and Killen plants and a $3.2 million net loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station.

DPL – Other
During the three months ended March 31, 2017, DPL recorded $1.2 million of insurance proceeds in Other.

DPL – Charge for Early Redemption of Debt
During the three months ended March 31, 2017, Charge for early redemption of debt decreased $2.6 million primarily due to the February 2016 make-whole premium associated with the early retirement of $73.0 million of the 6.5% Senior Notes due in 2016.

DPL – Income Tax Expense
During the three months ended March 31, 2017, Income tax expense decreased $32.1 million compared to the same period in the prior year primarily due to a pre-tax loss in the current year.

RESULTS OF OPERATIONS BY SEGMENT – DPL Inc.

During the fourth quarter of 2016, DPL's management reassessed the reportable business segments in connection with recent changes in the regulatory environment, including the pending ESP case, and in preparation for the anticipated transfer of DP&L’s generation assets to AES Ohio Generation. DPL currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that income / (loss) from continuing operations before income tax best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 520,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord, Hutchings Coal, and East Bend generating facilities, which were either closed or sold in prior periods. As these assets will not be transferring to AES Ohio Generation when DP&L’s planned generation separation occurs, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

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

Management evaluates segment performance based on income / (loss) from continuing operations before income tax. See Note 12 – Business Segments of Notes to DPL’s Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segments.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended March 31,
$ in millions	2017	2016
T&D	$25.0	$34.2
Generation	(86.8)	(12.3)
Other	(21.4)	(19.1)
Income / (loss) from continuing operations before income tax	$(83.2)	$2.8

Statement of Operations Highlights – DPL Inc. – T&D Segment

	Three months ended March 31,
$ in millions	2017	2016
Revenues:
Retail	$172.2	$187.5
Wholesale	5.1	3.6
RTO revenues	11.5	11.3
RTO capacity revenues	1.3	2.1
Total revenues	190.1	204.5

Cost of revenues:

Net fuel cost	—	5.3

Purchased power:
Purchased power	66.7	65.9
RTO charges	14.4	15.0
RTO capacity charges	—	(0.7)
Total purchased power	81.1	80.2

Total cost of revenues	81.1	85.5

Gross margin	109.0	119.0

Operating expenses:
Operation and maintenance	38.8	46.3
Depreciation and amortization	18.1	17.2
General taxes	18.9	15.6
Loss on asset disposal	—	0.1
Total operating expenses	75.8	79.2

Operating income	33.2	39.8

Other expense, net
Interest expense	(7.4)	(5.4)
Other expense	(0.8)	(0.2)
Total other expense, net	(8.2)	(5.6)

Income from continuing operations before income tax (a)	$25.0	$34.2

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

T&D Segment – Revenues
During the three months ended March 31, 2017, the segment’s revenues decreased $14.4 million to $190.1 million from $204.5 million in the same period of the prior year. This decrease was primarily the result of lower retail volumes, lower average retail rates, and lower RTO capacity and other revenues, partially offset by higher wholesale revenues.

•
Retail revenues decreased $15.3 million primarily due to lower DP&L retail volumes and lower average DP&L retail rates. The decrease in retail volume was primarily driven by warmer weather in 2017 as heating degree days decreased by 284 degree days. The decrease in average retail rates was primarily driven by the reversion back to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The aforementioned impacts resulted in an unfavorable $14.0 million retail volume variance and an unfavorable $4.7 million retail price variance. In addition, there was a favorable other miscellaneous variance of $3.4 million.

•
Wholesale revenues increased $1.5 million. These revenues, included in the T&D segment, consist of our 4.9% share of the generation output of OVEC, which is sold into PJM at market prices. As such, the increase in wholesale revenue is due to increased OVEC revenue.

•	RTO capacity and other revenues decreased $0.6 million compared to the same period in the prior year.

T&D Segment – Cost of Revenues
During the three months ended March 31, 2017, Total cost of revenues decreased $4.4 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include expense recognition or deferral coinciding with the collection of fuel costs through the regulatory fuel deferral, decreased $5.3 million compared to the prior year primarily due to fuel costs deferred in 2015, being collected in 2016. There were no fuel costs deferred or collected in the first quarter of 2017.

•	Net purchased power increased $0.9 million compared to the prior year. This was driven by the following factors:

◦
Purchased power increased $0.8 million compared to the same period in the prior year primarily due to an unfavorable price variance, partially offset by lower volumes due to the decrease in DP&L retail demand in 2017.

◦	RTO capacity and other charges increased $0.1 million compared to the same period in the prior year.

T&D Segment – Operating Expenses
Operating expenses decreased $3.4 million during the three months ended March 31, 2017 compared to the same period in the prior year. The main drivers of these changes are in the following table:

Three months ended March 31,
$ in millions	2017 v 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(7.5)
Increase in General taxes	3.3
Increase in retirement benefits costs	1.4
Increase in Depreciation and amortization	0.9
Other, net	(1.5)
Net change in operating expenses	$(3.4)

(a)	There is corresponding revenue associated with this program resulting in no impact to Net income.

T&D Segment – Interest Expense
During the three months ended March 31, 2017, Interest expense increased $2.0 million compared to the same period in the prior year primarily driven by higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

Statement of Operations Highlights – DPL Inc. – Generation Segment

	Three months ended March 31,
$ in millions	2017	2016
Revenues:
Wholesale	$98.5	$119.4
RTO revenues	2.5	4.3
RTO capacity revenues	30.8	34.4
Other mark-to-market gains	—	0.1
Total revenues	131.8	158.2

Cost of revenues:
Cost of fuel:
Fuel costs	54.4	63.0
Gains from the sale of coal	(0.3)	(1.4)
Net fuel costs	54.1	61.6

Purchased power:
Purchased power	10.7	25.9
RTO charges	6.7	5.8
RTO capacity charges	3.2	9.1
Mark-to-market losses	0.3	1.6
Net purchased power	20.9	42.4

Total cost of revenues	75.0	104.0

Gross margin	56.8	54.2

Operating expenses:
Operation and maintenance	46.9	42.4
Depreciation and amortization	7.0	18.6
General taxes	5.2	5.4
Fixed asset impairment	66.3	—
Loss on asset disposal	19.4	—
Other	(1.2)	—
Total operating expenses	143.6	66.4

Operating loss	(86.8)	(12.2)

Other expense, net
Interest expense	—	(0.1)
Total other expense, net	—	(0.1)

Loss from continuing operations before income tax (a)	$(86.8)	$(12.3)

(a)
For purposes of discussing operating results, we present and discuss Loss from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Generation Segment – Revenues
During the three months ended March 31, 2017, the segment’s revenues decreased $26.4 million to $131.8 million from $158.2 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and rates and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $20.9 million primarily as a result of an unfavorable wholesale volume variance of $12.4 million and an unfavorable wholesale price variance of $8.5 million. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process and by a 2% decrease in internal generation at DPL's plants in 2017 compared to the prior year. The decrease in wholesale rates, despite year over year increases in PJM market prices, was due to higher rates on contracted sales to serve the load of other parties in 2016 as well as hedged transactions in both years.

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, decreased $5.4 million compared to the same period in the prior year. Revenues realized from the PJM capacity auction in 2017 decreased $3.6 million primarily due to lower prices in both the CP and RPM auctions. The capacity price that became effective in June of 2016 was $134/MW-day, compared to $136/MW-day in June of 2015. There was also a $1.8 million decrease in other RTO revenues.

Generation Segment – Cost of Revenues
During the three months ended March 31, 2017, Total cost of revenues decreased $29.0 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $7.5 million compared to the same period in the prior year primarily due to a 19% decrease in average fuel cost per MWh and a 2% decrease in internal generation.

•	Net purchased power decreased $21.5 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $15.2 million primarily due to a favorable volume variance of $16.6 million, partially offset by an unfavorable price variance of $1.4 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2016. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges increased $0.9 million compared to the same period in the prior year.

◦
RTO capacity charges decreased $5.9 million compared to the same period in the prior year primarily due to a lower retail load served in 2017 as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market losses decreased $1.3 million due to less significant changes in power prices in 2017 causing less significant losses on derivative forward power purchase contracts.

Generation Segment – Operating Expenses
Operating expenses increased $77.2 million during the three months ended March 31, 2017 compared to the same period in the prior year. The main drivers of these changes are in the following table:

Three months ended March 31,
$ in millions	2017 v 2016
Fixed-asset impairment in 2017 (a)	$66.3
Loss on asset disposal due to the write-off of plant materials and supplies inventory at the Stuart and Killen plants and the net loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station	19.4
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	5.8
Decrease in Depreciation and amortization expense as a result of the fixed asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values	(11.6)
Insurance proceeds related to plant outage	(1.2)
Other, net	(1.5)
Net change in operating expenses	$77.2

(a)
During the three months ended March 31, 2017, the Generation segment recorded an impairment of fixed assets of $66.3 million. The Generation segment recognized asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairment of Notes to DPL's Condensed Consolidated Financial Statements.

Generation Segment – Interest Expense
During the three months ended March 31, 2017, Interest expense decreased $0.1 million compared to the same period in the prior year.

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

RESULTS OF OPERATIONS – DP&L

Income Statement Highlights – DP&L

	Three months ended March 31,
$ in millions	2017	2016
Revenues:
Retail	$172.2	$187.5
Wholesale	98.5	117.4
RTO revenues	13.3	14.5
RTO capacity revenues	27.1	29.7
Other mark-to-market gains	—	0.1
Total revenues	311.1	349.2
Cost of revenues:
Fuel costs	50.4	64.6
Gains from the sale of coal	(0.3)	(1.7)
Total fuel	50.1	62.9

Purchased power	77.0	91.4
RTO charges	20.6	20.3
RTO capacity charges	2.9	8.1
Mark-to-market losses	0.3	1.5
Total purchased power	100.8	121.3

Total cost of revenues	150.9	184.2

Gross margin	160.2	165.0

Operating expenses:
Operation and maintenance	82.6	86.1
Depreciation and amortization	23.5	34.3
General taxes	23.6	20.5
Gain on termination of contract	—	(27.7)
Fixed-asset impairment	66.3	—
Loss on asset disposal	19.4	0.1
Total operating expenses	215.4	113.3

Operating income	(55.2)	51.7

Other expense, net
Investment loss	—	(0.1)
Interest expense	(7.6)	(5.3)
Other expense	(0.9)	(0.2)
Total other expense, net	(8.5)	(5.6)

Income / (loss) from operations before income tax (a)	$(63.7)	$46.1

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

The following table provides a summary of changes in revenues compared to the same period in the prior year:

Three months ended
March 31,
$ in millions	2017 v 2016
Retail
Rate	$(4.7)
Volume	(14.0)
Other miscellaneous	3.4
Total retail change	(15.3)

Wholesale
Rate	(12.6)
Volume	(6.3)
Total wholesale change	(18.9)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(3.8)

Other
Unrealized MTM	(0.1)

Total revenues change	$(38.1)

During the three months ended March 31, 2017, Revenues decreased $38.1 million to $311.1 million from $349.2 million in the same period in the prior year. This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale volumes, and lower RTO revenues and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $15.3 million primarily due to lower DP&L retail volumes and lower average DP&L retail rates. The decrease in retail volume was primarily driven by warmer weather in 2017 as heating degree days decreased by 284 degree days. The decrease in average retail rates was primarily driven by the reversion back to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The aforementioned impacts resulted in an unfavorable $14.0 million retail volume variance and an unfavorable $4.7 million retail price variance. In addition, there was a favorable other miscellaneous variance of $3.4 million.

•
Wholesale revenues decreased $18.9 million primarily as a result of an unfavorable $12.6 million wholesale price variance and an unfavorable $6.3 million wholesale volume variance. The decrease in wholesale rates of $12.6 million was primarily driven by lower contracted rates in 2017 and higher rates on sales to serve the load of other parties through their competitive bid process in 2016. The decrease in wholesale volumes of $6.3 million was primarily driven by a decrease in the load served of other parties through their competitive bid process in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and capacity payments under the RPM construct, decreased $3.8 million. This decrease was the result of a $1.2 million decrease in RTO transmission and congestion revenue, as 2016 congestion revenue charges were higher due to milder winter weather in 2017 than 2016. There was also a $2.6 million decrease in revenue realized from the PJM capacity auction in 2017 primarily due to lower prices in both the CP and RPM auctions. The capacity price that became effective in June of 2016 was $134/MW-day, compared to $136/MW-day in June of 2015.

DP&L – Cost of Revenues
During the three months ended March 31, 2017, Cost of revenues decreased $33.3 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $12.8 million, compared to the same period in the prior year primarily due to a 21% decrease in average fuel cost per MWh and due to fuel costs deferred in 2015, being collected in 2016. There were no fuel costs deferred or collected in the first quarter of 2017.

•	Net purchased power decreased $20.5 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $14.4 million primarily due to a $13.9 million volume decrease driven by the decrease in DP&L retail demand in 2017 and a lower load served of other parties through their competitive bid process in 2016. In addition, there was a favorable price variance of $0.5 million due to lower prices in the competitive bid process.

◦
RTO charges increased $0.3 million compared to the same period in the prior year. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $5.2 million compared to the same period in the prior year primarily due to a lower retail load served in 2017 as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market losses decreased $1.2 million compared to the same period in the prior year due to less significant changes in power prices in 2017.

DP&L – Operation and Maintenance
During the three months ended March 31, 2017, Operation and Maintenance expense decreased $3.5 million compared to the prior year. This decrease was a result of:

Three months ended
March 31,
$ in millions	2017 v 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(7.1)
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	6.3
Other, net	(2.7)
Net change in operation and maintenance expense	$(3.5)

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three months ended March 31, 2017, Depreciation and amortization expense decreased $10.8 million compared to the same period in the prior year. The decrease was primarily a result of the fixed asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values.

DP&L – General Taxes
During the three months ended March 31, 2017, General taxes increased $3.1 million compared to the same period in the prior year. The increase was primarily the result of lower expense in 2016 due to a $1.6 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016 and an adjustment to the 2016 accrual to reflect a lower estimated 2016 liability.

DP&L – Gain on Termination of Contract
During the three months ended March 31, 2016, DP&L recorded $27.7 million related to the termination of a contract DP&L had with DPLER for the supply of electricity.

DP&L – Fixed-asset Impairment
During the three months ended March 31, 2017, DP&L recorded an impairment of fixed assets of $66.3 million. DP&L recognized asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairment of Notes to DP&L's Condensed Financial Statements.

DP&L – Loss on Asset Disposal
During the three months ended March 31, 2017, DP&L recorded a loss on asset disposal of $19.4 million primarily due to a $16.2 million write-off of plant materials and supplies inventory at the Stuart and Killen plants and a $3.2 million net loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station.

DP&L – Interest Expense
During the three months ended March 31, 2017, Interest expense increased $2.3 million compared to the same period in the prior year primarily driven by higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

DP&L – Income Tax Expense
During the three months ended March 31, 2017, Income tax expense decreased $34.3 million compared to the same period in the prior year primarily due to a pre-tax loss in the current year.

RESULTS OF OPERATIONS BY SEGMENT – DP&L

During the fourth quarter of 2016, DP&L’s management reassessed the separate reportable business segments in connection with recent changes in the regulatory environment, including the pending ESP case, and in preparation for the anticipated transfer of DP&L’s generation assets to AES Ohio Generation. DP&L currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from operations before income tax as management has concluded that income / (loss) from operations before income tax best reflects the underlying business performance of DP&L and is the most relevant measure considered in DP&L’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The segment description and the results of operations of the T&D segment for DP&L are identical in all material respects and for all periods presented to those of the T&D segment for DPL, which are included above in this Form 10-Q. We do not believe that additional discussions of the results of operations of DP&L’s T&D segment would enhance an understanding of this business since these discussions are already included under the DPL discussions above.

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

Management evaluates segment performance based on income / (loss) from operations before income tax. See Note 13 – Business Segments of Notes to DP&L’s Condensed Financial Statements for additional information regarding DP&L’s reportable segments.

The following table presents DP&L’s Income / (loss) from operations before income tax by business segment:

	Three months ended March 31,
$ in millions	2017	2016
T&D	$25.0	$34.4
Generation	(88.7)	11.7
Income / (loss) from operations before income tax	$(63.7)	$46.1

Statement of Operations Highlights – DP&L – Generation Segment

	Three months ended March 31,
$ in millions	2017	2016
Revenues:
Wholesale	93.4	113.8
RTO revenues	1.8	3.2
RTO capacity revenues	25.8	27.6
Other mark-to-market gains	—	0.1
Total revenues	121.0	144.7

Cost of revenues:
Cost of fuel:
Fuel costs	50.4	59.0
Gains from the sale of coal	(0.3)	(1.4)
Net fuel costs	50.1	57.6

Purchased power:
Purchased power	10.3	25.5
RTO charges	6.2	5.3
RTO capacity charges	2.9	8.8
Mark-to-market losses	0.3	1.5
Net purchased power	19.7	41.1

Total cost of revenues	69.8	98.7

Gross margin	51.2	46.0

Operating expenses:
Operation and maintenance	43.8	39.8
Depreciation and amortization	5.4	17.1
General taxes	4.7	4.9
Gain on termination of contract	—	(27.7)
Fixed asset impairment	66.3	—
Loss on asset disposal	19.4	—
Total operating expenses	139.6	34.1

Operating income	(88.4)	11.9

Other expense, net
Investment loss	—	(0.1)
Interest expense	(0.2)	(0.1)
Other expense	(0.1)	—
Total other expense, net	(0.3)	(0.2)

income / (loss) from continuing operations before income tax (a)	$(88.7)	$11.7

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Generation Segment – Revenues
During the three months ended March 31, 2017, the segment’s revenues decreased $23.7 million to $121.0 million from $144.7 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and rates and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $20.4 million primarily as a result of an unfavorable wholesale volume variance of $10.7 million and an unfavorable wholesale price variance of $9.7 million. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process in 2017 compared to the prior year. The decrease in wholesale rates, despite year over year increases in PJM market prices, was due to higher rates on contracted sales to serve the load of other parties in 2016 as well as hedged transactions in both years.

•
RTO capacity and other revenues decreased $3.2 million compared to same period in the prior year. This decrease was the result of a $1.8 million decrease in revenue realized from the PJM capacity auction in 2017 due to lower prices in both the CP and RPM auctions. The capacity price that became effective in June of 2016 was $134/MW-day, compared to $136/MW-day in June of 2015. There was also a $1.4 million decrease in other RTO revenues.

Generation Segment – Cost of Revenues
During the three months ended March 31, 2017, Total cost of revenues decreased $28.9 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $7.5 million compared to the same period in the prior year primarily due to a 21% decrease in average fuel cost per MWh.

•	Net purchased power decreased $21.4 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $15.2 million primarily due to a favorable volume variance of $16.9 million, partially offset by an unfavorable price variance of $1.7 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2016. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges increased $0.9 million compared to the same period in the prior year.

◦
RTO capacity charges decreased $5.9 million compared to the same period in the prior year primarily due to a lower retail load served in 2017 as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the revenue section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market losses decreased $1.2 million due to less significant changes in power prices in 2017 causing less significant losses on derivative forward power purchase contracts.

Generation Segment – Operating Expenses
Operating expenses increased $105.5 million during the three months ended March 31, 2017, compared to the same period in the prior year. The main drivers of these changes are in the following table:

Three months ended March 31,
$ in millions	2017 v 2016
Fixed-asset impairment in 2017 (a)	$66.3
Gain on termination of contract in 2016	27.7
Loss on asset disposal due to the write-off of plant materials and supplies inventory at the Stuart and Killen plants and the net loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station	19.4
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	5.9
Decrease in Depreciation and amortization expense as a result of the fixed asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values	(11.7)
Other, net	(2.1)
Net change in operating expenses	$105.5

(a)
During the three months ended March 31, 2017, the Generation segment recorded an impairment of fixed assets of $66.3 million. The Generation segment recognized an asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairment of Notes to DP&L's Condensed Financial Statements.

Generation Segment – Interest Expense
During the three months ended March 31, 2017, Interest expense increased $0.1 million compared to the same period in the prior year.

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

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2017 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, energy efficiency and wholesale prices on financial results. In addition, DPL's and DP&L's financial results are likely to be driven by many factors including, but not limited to:

•	PJM capacity prices;

•	Outcome of DP&L's pending ESP 3 case, including the amount of non-bypassable revenue;

•	Outcome of DP&L's pending distribution rate case;

•	Operational performance of generation facilities;

•	Recovery in the power market, particularly as it relates to an expansion in dark spreads;

•	Sale or transfer of DP&L generation assets; and

•	DPL's ability to reduce its cost structure.

Operational
On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and DP&L agreed with the co-owners of these facilities to proceed with this plan of retirement. In the first quarter of 2017, DPL incurred an impairment charge of $66.4 million and DP&L incurred an impairment charge of $66.3 million related to this planned retirement. See Note 14 – Fixed-asset Impairment of Notes to DPL's Condensed Consolidated Financial Statements and Note 14 – Fixed-asset Impairment of Notes to DP&L's Condensed Financial Statements for more information. DPL and DP&L also recorded inventory write off charges of $16.2 million and pension curtailment charges of $4.1 million and $5.6 million, respectively, in Q1 2017 associated with the planned retirement.

In addition to the charges noted above, DPL and DP&L estimate to incur $7.0 million to $11.0 million in severance and benefit related costs during 2017 and 2018 and approximately $10.0 million to $30.0 million in plant shutdown costs, the timing of which is uncertain as of the date of this report. In addition, DPL also estimates future cash expenditures of approximately $130.0 million for asset retirement obligations beginning in June 2018 and through 2023.

For additional information on DP&L's coal fired facilities see Note 4 – Property, Plant and Equipment of Notes to DPL's Condensed Consolidated Financial Statements and Note 4 – Property, Plant and Equipment of Notes to DP&L's Condensed Financial Statements.

Regulatory Environment
For a comprehensive discussion of the market structure and regulation of DPL and DP&L, see Part I, Item 2 - Ohio Competition and Regulatory Proceedings.

DP&L originally filed its ESP 3 seeking an effective date of January 1, 2017. On October 11, 2016, DP&L amended the application requesting to collect $145.0 million per year for seven years named the Distribution Modernization Rider ("DMR"). This plan established the terms and conditions for DP&L’s SSO to customers that do not choose a competitive retail electric supplier, and recommended including renewable energy attributes as part of the product that is competitively bid. DP&L sought recovery of approximately $10.5 million of regulatory assets, and proposed a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan established new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities.

On January 30, 2017, DP&L, in conjunction with various intervening parties, filed a settlement in the ESP 3 case. On March 13, 2017, DP&L, in conjunction with various intervening parties and the staff of the PUCO, filed an Amended Stipulation in the ESP 3 case, which is subject to PUCO approval. The intervening parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable DMR designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L may have the option of extending the duration of the DMR for an additional two years;

•	The establishment of a non-bypassable Distribution Investment Rider, set initially at zero, to recover incremental distribution capital investments;

•	The establishment of a Smart Grid Rider, set initially at zero, to recover costs of future grid modernization;

•	A commitment by us to separate DP&L’s generation assets from its transmission and distribution assets (if approved by FERC) within 180 days after receipt of a PUCO order;

•	A commitment to commence a sale process to sell our ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants; and

•	Restrictions on DPL making dividend or tax sharing payments, and various other riders and competitive retail market enhancements.

A hearing was held in April 2017 and a final decision by the PUCO is expected at the end of the second quarter or early in the third quarter of 2017. There can be no assurance that the Amended ESP 3 stipulation will be approved as filed or on a timely basis, and if the Amended ESP 3 stipulation is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's Amended stipulation, our results of operations, financial condition and cash flows and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort, for $50 million in cash and the assumption of certain liabilities, including environmental. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates will be in effect until rates consistent with DP&L’s pending ESP 3 filing are approved and effective. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending and the outcome and potential financial impact of those appeals cannot be determined at this time.

Environmental
We refer to the discussion in “Item 1. Business - Environmental Matters - Climate Change Legislation and Regulation” in our 2016 Form 10-K for a discussion of the USEPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit Court. The challenges to the CPP have been fully briefed and argued but oral argument has not yet taken place on the GHG NSPS. On March 28, 2017, the USEPA filed a motion in the D.C. Circuit Court to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit Court issued orders hold the challenges to both rules in abeyance for 60 days. The Executive Order instructs the USEPA Administrator to review the GHG NSPS and CPP and “if appropriate ... as soon as practicable ... publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On April 4, 2017, the USEPA published a notice in the Federal Register to announce that it is initiating administrative reviews of both the CPP and the GHG NSPS as a result of the Executive Order.

We cannot predict at this time the likely outcome of the USEPA’s review of either the CPP or the GHG NSPS. By order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the USEPA that rescinds or substantively revises the NSPS, it could impact our plans to construct and/or modify or reconstruct electric generating units in some locations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had cash and cash equivalents of $54.3 million and $4.9 million, respectively, at March 31, 2017. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of debt outstanding of $1,876.2 million and $761.8 million, respectively.

Approximately $29.7 million of DPL's debt and $4.7 million of DP&L's debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty may have material adverse effects on our financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in regulatory determinations could affect the cash flows and results of operations of our businesses.

Our discussion of DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

CASH FLOWS - DPL
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. The following table summarizes the cash flows of DPL:

DPL	Three months ended March 31,
$ in millions	2017	2016
Net cash provided by operating activities	$26.5	$83.0
Net cash provided by / (used in) investing activities	(19.4)	39.6
Net cash used in financing activities	(7.4)	(75.4)

Net change	(0.3)	47.2
Balance at beginning of period	54.6	32.4
Cash and cash equivalents at end of period	$54.3	$79.6

DPL - Cash flows from operating activities

	Three months ended March 31,		$ change
$ in millions	2017	2016	2017 v 2016
Net income / (loss)	(51.7)	31.8	$(83.5)
Depreciation and amortization	28.0	33.4	(5.4)
Impairment expenses	66.4	—	66.4
Gain on sale of business	—	(49.2)	49.2
Other adjustments to Net income / (loss)	14.7	(9.1)	23.8
Net income / (loss), adjusted for non-cash items	57.4	6.9	50.5
Net change in operating assets and liabilities	(30.9)	76.1	(107.0)
Net cash provided by operating activities	$26.5	$83.0	$(56.5)

The net change in operating assets and liabilities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was driven by the following:

$ in millions	$ Change
Decrease from inventory primarily due to lower coal purchases in 2016	$(18.9)
Decrease from accrued taxes payable primarily due to an income tax benefit from the current year loss	(52.5)
Decrease from accounts payable due to timing of spending	(23.3)
Other	(12.3)
Total decrease in cash from changes in operating assets and liabilities	$(107.0)

DPL - Cash flows from investing activities
Capital expenditures, primarily related to transmission and distribution, continue to be our principal use of cash related to investing activities. Net cash from investing activities decreased $59.0 million to $(19.4) million in the three months ended March 31, 2017 from $39.6 million provided during the three months ended March 31, 2016, primarily driven by a decrease in proceeds from sale of business of $75.5 million, related to the $75.5 million in proceeds from the sale of DPLER in January 2016, which was partially offset by a decrease in restricted cash of $19.3 million, related to a decrease in collateral requirements on derivatives.

DPL - Cash flows from financing activities
Net cash used in financing activities was $(7.4) million during the three months ended March 31, 2017 compared to $(75.4) million from financing activities for the three months ended March 31, 2016. This was due to first quarter 2017 term loan repayments of $6.3 million and $1.1 million; while in the first quarter of 2016, there was a redemption of $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016, along with the related make-whole payment of $2.4 million.

CASH FLOWS - DP&L
The following table summarizes the cash flows of DP&L:

DP&L	Three months ended March 31,
$ in millions	2017	2016
Net cash provided by operating activities	$22.8	$83.4
Net cash used in investing activities	(13.4)	(33.8)
Net cash used in financing activities	(6.1)	(30.2)

Net change	3.3	19.4
Balance at beginning of period	1.6	5.4
Cash and cash equivalents at end of period	$4.9	$24.8

DP&L - Cash flows from operating activities

	Three months ended March 31,		$ change
$ in millions	2017	2016	2017 v 2016
Net income / (loss)	(41.8)	33.7	$(75.5)
Depreciation and amortization	23.5	34.3	(10.8)
Impairment expenses	66.3	—	66.3
Other adjustments to Net income / (loss)	19.8	(1.7)	21.5
Net income / (loss), adjusted for non-cash items	67.8	66.3	1.5
Net change in operating assets and liabilities	(45.0)	17.1	(62.1)
Net cash provided by operating activities	$22.8	$83.4	$(60.6)

The net change in operating assets and liabilities during the three months ended March 31, 2017 compared to the three months ended March 31, 2016 was driven by the following:

$ in millions	$ Change
Decrease from inventory primarily due to lower coal purchases in 2016	$(19.0)
Decrease from accrued taxes payable, due to income tax benefit incurred on current year loss	(24.5)
Decrease from accounts payable due to timing of spending	(14.8)
Other	(3.8)
Total decrease in cash from changes in operating assets and liabilities	$(62.1)

DP&L - Cash flows from investing activities
Net cash from investing activities increased $20.4 million to $(13.4) million in the three months ended March 31, 2017 from $(33.8) million during the three months ended March 31, 2016, primarily due to a $19.2 million decrease in restricted cash, due to a change in the collateral requirements on derivatives.

DP&L - Cash flows from financing activities
Net cash used in financing activities was $(6.1) million during the three months ended March 31, 2017 compared to $(30.2) million in the three months ended March 31, 2016 primarily due to higher related party borrowings in the current year.

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges and dividend payments. In 2017 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during these periods.

At March 31, 2017, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2017
DP&L	Revolving	July 2020	$175.0	$173.6
DPL	Revolving	July 2020	205.0	202.0
			$380.0	$375.6

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At March 31, 2017, there were two letters of credit in the aggregate amount of $1.4 million outstanding under this facility, with the remaining $173.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the three months ended March 31, 2017 or 2016.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At March 31, 2017, there were three letters of credit in the aggregate amount of $3.0 million outstanding under this facility, with the remaining $202.0 million available to DPL. Fees associated with this facility were not material during the three months ended March 31, 2017 or 2016.

Cash and cash equivalents for DPL and DP&L amounted to $54.3 million and $4.9 million, respectively, at March 31, 2017. At that date, neither DPL nor DP&L had any short-term investments that were not included in cash and cash equivalents.

Capital Requirements
Planned construction additions for 2017 relate primarily to new investments in and upgrades to DP&L’s power plant equipment and transmission and distribution system. Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental requirements, among other factors.

DPL is projecting to spend an estimated $351.0 million in capital projects for the period 2017 through 2019, of which $291.0 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member. DP&L anticipates spending approximately $11.3 million within the next five years to reinforce its 138 kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA covenant that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of March 31, 2017, the financial covenant was met with a ratio of 6.58 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense covenant that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of March 31, 2017, this financial covenant was met with a ratio of 2.62 to 1.00.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement have two financial covenants. Prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization ratio may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total debt to Total Capitalization ratio may not be greater than 0.75 to 1.00 at any time, except that (a) prior to the amendment below, this covenant would have been suspended between January 1, 2017 and December 31, 2017, if during this same time DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million or (b) this financial covenant shall be suspended at any time DP&L maintains a rating of BBB- (or in the case of Moody’s Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility. This covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s shareholder’s equity and total debt.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending March 31, 2017 is 0.53 to 1.00. The amendment also changed, for each amendment, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

The DP&L revolving credit facility and Bond Purchase and Covenants Agreement also have an EBITDA to Interest Expense financial covenant that is calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00. As of March 31, 2017, this covenant was met with a ratio of 9.20 to 1.00.

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB(a) / BB-(b)	BBB (c)	Negative	July 2016
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Negative	August 2016
Standard & Poor's Financial Services LLC	B+ (b)	BBB- (c)	Negative	March 2017

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	B+	BB+	Negative	July 2016
Moody's Investors Service, Inc.	Ba3	Baa3	Negative	August 2016
Standard & Poor's Financial Services LLC	BB-	BB-	Negative	March 2017

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements.

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

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our retail and firm wholesale sales requirements for 2017 under contract; sales requirements may change. The majority of the contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustments. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government imposed costs, counterparty performance and credit, scheduled outages and generation plant mix.

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

A 10% increase or decrease in the market price of our FTRs at March 31, 2017 would be immaterial.

At March 31, 2017, a 10% increase or decrease in the market price of our net forward power contracts and net natural gas contracts would result in a net impact on unrealized gains/losses of $(0.6) million and $5.7 million, respectively.

Wholesale Revenues
Energy in excess of contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales.

DPL	Three months ended
	March 31,
	2017	2016
Percent of electric revenues from wholesale market	32%	34%

DP&L	Three months ended
	March 31,
	2017	2016
Percent of electric revenues from wholesale market	32%	34%

The closure of Stuart and Killen on or before June 1, 2018 and the agreement to sell DP&L's ownership interest in Zimmer and Miami Fort will limit market exposure to wholesale power prices in future years. See Note 4 – Property, Plant and Equipment of Notes to DPL's Condensed Consolidated Financial Statements and Note 4 – Property, Plant and Equipment of Notes to DP&L's Condensed Financial Statements.

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2017, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power:

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$29.8	$28.3

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

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2017 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes. We did not include the impact of a change in the RPM capacity costs since these costs will be recovered through the development of our overall energy pricing for customers.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$5.5	$4.7

Capacity revenues and costs are also impacted by, among other factors, our generation capacity, the levels of wholesale revenues and our retail customer load. In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the three months ended March 31, 2017 were 35% and 35%, respectively. We have a significant portion of projected 2017 fuel needs under contract. The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2017, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2017 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) as of March 31, 2017 of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$37.1	$35.6

Interest Rate Risk
As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $125.0 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of bank held pollution control bonds and a variable rate term loan B. The variable-rate bonds and term loan B bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 7 – Debt of Notes to DPL’s Condensed Consolidated Financial Statements and Note 7 – Debt of Notes to DP&L’s Condensed Financial Statements.

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

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s debt was $1,876.2 million at March 31, 2017, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. All of DPL’s debt was adjusted to fair value at the date of the Merger. The fair value of this debt at March 31, 2017 was $1,940.7 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At March 31, 2017
	during the twelve months ending
	March 31,						Principal	Fair
$ in millions	2018	2019	2020	2021	2022	Thereafter	Amount	Value
Long-term debt (a)
Variable-rate debt	$29.5	$29.5	$29.5	$48.2	$4.5	$421.5	$562.7	$562.7
Average interest rate (b)	3.8%	3.8%	3.8%	3.8%	4.0%	4.0%
Fixed-rate debt (c)	$0.1	$0.2	$200.2	$200.2	$780.2	$132.6	1,313.5	1,378.0
Average interest rate	4.2%	4.2%	6.7%	2.0%	7.2%	5.1%
Total							$1,876.2	$1,940.7

(a)	Amounts exclude immaterial capital lease obligations

(b)	Based on rates in effect at March 31, 2017

(c)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Condensed Consolidated Financial Statements

The principal value of DP&L’s debt was $761.8 million at March 31, 2017, consisting of its first mortgage bonds, tax-exempt pollution control bonds and the Wright-Patterson Air Force Base note. The fair value of this debt was $762.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At March 31, 2017
	during the twelve months ending
	March 31,						Principal	Fair
$ in millions	2018	2019	2020	2021	2022	Thereafter	Amount	Value
Long-term debt (a)
Variable-rate debt	$4.5	$4.5	$4.5	$4.5	$4.5	$421.4	$443.9	$443.9
Average interest rate (b)	4.0%	4.0%	4.0%	4.0%	4.0%	4.0%
Fixed-rate debt (c)	$0.1	$0.2	$0.2	$200.2	$0.2	$117.0	317.9	318.4
Average interest rate	4.2%	4.2%	4.2%	2.0%	4.2%	4.7%
Total							$761.8	$762.3

(a)	Amounts exclude immaterial capital lease obligations

(b)	Based on rates in effect at March 31, 2017

(c)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DP&L's Condensed Financial Statements

Debt maturities and repayments occurring in 2017 are discussed under "FINANCIAL CONDITION, LIQUIDITY AND CAPITAL REQUIREMENTS".

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at March 31, 2017 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of March 31, 2017, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our debt, along with the impact of a change of one percent in interest rates:

DPL	At March 31, 2017		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt (a)
Variable-rate debt	$562.7	$562.7	$5.6

Fixed-rate debt (b)	1,313.5	$1,378.0	13.8

Total	$1,876.2	$1,940.7	$19.4

(a)	Amounts exclude immaterial capital lease obligations

(b)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Condensed Consolidated Financial Statements

DP&L	At March 31, 2017		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt (a)
Variable-rate debt	$443.9	$443.9	$4.4

Fixed-rate debt (b)	317.9	318.4	3.2

Total	$761.8	$762.3	$7.6

(a)	Amounts exclude immaterial capital lease obligations

(b)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DP&L's Condensed Financial Statements

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,378.0 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $562.7 million variable-rate long-term debt outstanding as of March 31, 2017.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $318.4 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $443.9 million variable-rate long-term debt outstanding as of March 31, 2017.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2016 for a complete listing of our critical accounting policies and estimates. There have been no material changes to these critical accounting policies and estimates.

	ELECTRIC SALES AND CUSTOMERS (a)
	DPL		DP&L
	Three months ended		Three months ended
	March 31,		March 31,
	2017	2016	2017	2016
Electric Sales (millions of kWh)	3,825	4,092	3,731	3,953

Billed electric customers (end of period)	520,265	517,558	520,265	517,558

(a)	This table contains wholesale sales in the PJM market and to other utilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management and our Board of Directors are committed to the continued improvement of DPL's overall system of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2016 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2016. As of March 31, 2017, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location

X	X	2.1	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio Generation, LLC and The Dayton Power and Light Company	Exhibit 2.1 to Report on Form 8-K filed on April 24, 2017 (File No. 1-09052)
X	X	10.1	Amended Stipulation and Recommendation dated March 13, 2017	Exhibit 10.1 to Report on Form 8-K filed on March 14, 2017 (File No. 1-02385)
X		31(a)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	May 5, 2017	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

	May 5, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	May 5, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 5, 2017	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

	May 5, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	May 5, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)