Form 10-Q
period 2017-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2017-08-08
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation. All of the outstanding common stock of The Dayton Power and Light Company is owned by DPL Inc.

As of August 7, 2017, each registrant had the following shares of common stock outstanding:

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
Quarter Ended June 30, 2017

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended June 30, 2017

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

CPP	Clean Power Plan
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DPL	DPL Inc.
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

ESP 3	ESP filed with the PUCO by DP&L on February 22, 2016 and an amended application filed on October 11, 2016
FASC	Financial Accounting Standards Board (FASB) Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed on February 28, 2017
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Right

GLOSSARY OF TERMS (cont.)

Term	Definition
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation	Divestiture by DP&L of its generation assets to AES Ohio Generation
GHG	Greenhouse Gas
kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NERC	North American Electric Reliability Corporation
NOx	Nitrogen Oxide
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RPM	Reliability Pricing Model. The Reliability Pricing Model was PJM’s capacity construct prior to the implementation of the CP program.
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers
TCRR-N	Transmission Cost Recovery Rider - Nonbypassable
USEPA	U.S. Environmental Protection Agency
USD	U.S. dollar

GLOSSARY OF TERMS (cont.)

Term	Definition
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues	$298.1	$328.3	$622.0	$692.3

Cost of revenues:
Fuel	54.0	60.2	108.1	127.1
Purchased power	77.4	96.9	179.4	218.8
Total cost of revenues	131.4	157.1	287.5	345.9

Gross margin	166.7	171.2	334.5	346.4

Operating expenses:
Operation and maintenance	82.1	77.2	168.4	165.7
Depreciation and amortization	26.5	36.0	54.5	69.4
General taxes	24.0	21.6	48.2	42.6
Fixed-asset impairment	—	235.5	66.4	235.5
Loss / (gain) on asset disposal	(3.2)	—	16.2	0.1
Other	0.3	—	(0.9)	—
Total operating expenses	129.7	370.3	352.8	513.3

Operating income / (loss)	37.0	(199.1)	(18.3)	(166.9)

Other income / (expense), net
Investment income	0.1	0.3	0.1	0.2
Interest expense	(27.4)	(26.0)	(54.3)	(52.3)
Charge for early redemption of debt	(0.3)	—	(0.3)	(2.6)
Other deductions	(0.6)	(0.3)	(1.6)	(0.7)
Total other expense, net	(28.2)	(26.0)	(56.1)	(55.4)

Income / (loss) from continuing operations before income tax	8.8	(225.1)	(74.4)	(222.3)

Income tax expense / (benefit) from continuing operations	8.3	(88.3)	(23.2)	(87.7)

Net income / (loss) from continuing operations	0.5	(136.8)	(51.2)	(134.6)

Discontinued operations (Note 12)
Loss from discontinued operations	—	—	—	(0.7)
Gain from disposal of discontinued operations	—	—	—	49.2
Income tax expense for discontinued operations	—	—	—	18.9
Net income from discontinued operations	—	—	—	29.6

Net income / (loss)	$0.5	$(136.8)	$(51.2)	$(105.0)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Net income / (loss)	$0.5	$(136.8)	$(51.2)	$(105.0)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $0.0, $0.0, $0.0 and $(0.1) for each respective period	0.1	(0.1)	0.3	0.1
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	0.1	(0.1)	—
Total change in fair value of available-for-sale securities	0.1	—	0.2	0.1
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.6), $4.7, $(3.4) and $7.1 for each respective period	1.1	(8.5)	6.1	13.0
Reclassification to earnings, net of income tax (expense) / benefit of $0.0, $5.9, $(0.5) and $10.7 for each respective period	(0.2)	(10.8)	1.0	(19.0)
Total change in fair value of derivatives	0.9	(19.3)	7.1	(6.0)
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0, $0.2 and $0.0 for each respective period	—	—	(0.3)	—
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.7 and $0.0 for each respective period	—	—	(1.2)	—
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $(0.5) and $(0.2) for each respective period	0.1	0.1	0.9	—
Total change in unfunded pension obligation	0.1	0.1	(0.6)	—

Other comprehensive income / (loss)	1.1	(19.2)	6.7	(5.9)

Net comprehensive income / (loss)	$1.6	$(156.0)	$(44.5)	$(110.9)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
$ in millions	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$34.1	$54.6
Restricted cash	1.5	29.0
Accounts receivable, net (Note 2)	99.6	135.1
Inventories (Note 2)	29.3	77.2
Taxes applicable to subsequent years	41.0	81.0
Regulatory assets, current	4.3	0.1
Other prepayments and current assets	29.2	31.8
Assets held for sale - current (Note 13)	68.6	—
Total current assets	307.6	408.8

Property, plant & equipment:
Property, plant & equipment	1,953.4	1,985.6
Less: Accumulated depreciation and amortization	(357.1)	(334.8)
	1,596.3	1,650.8
Construction work in process	63.3	116.4
Total net property, plant & equipment	1,659.6	1,767.2
Other non-current assets:
Regulatory assets, non-current	209.5	203.9
Intangible assets, net of amortization	19.0	22.7
Other deferred assets	14.7	16.6
Total other non-current assets	243.2	243.2

Total assets	$2,210.4	$2,419.2

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$50.9	$29.7
Accounts payable	57.4	113.9
Accrued taxes	154.9	185.1
Accrued interest	17.7	17.7
Security deposits	16.9	15.2
Regulatory liabilities, current	15.0	33.7
Insurance and claims costs	5.4	5.4
Other current liabilities	34.3	50.2
Liabilities held for sale - current (Note 13)	23.2	—
Total current liabilities	375.7	450.9

Non-current liabilities:
Long-term debt (Note 7)	1,786.7	1,828.7
Deferred taxes	257.4	252.4
Taxes payable	42.1	84.6
Regulatory liabilities, non-current	133.1	130.4
Pension, retiree and other benefits	101.8	101.6
Asset retirement obligations	131.7	138.8
Other deferred credits	14.0	19.4
Total non-current liabilities	2,466.8	2,555.9

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Other paid-in capital	2,233.0	2,233.0
Accumulated other comprehensive income	7.0	0.3
Accumulated deficit	(2,872.1)	(2,820.9)
Total common shareholder's deficit	(632.1)	(587.6)

Total liabilities and shareholder's deficit	$2,210.4	$2,419.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
$ in millions	2017	2016
Cash flows from operating activities:
Net loss	$(51.2)	$(105.0)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	54.5	69.4
Charge for early redemption of debt	0.3	2.6
Deferred income taxes	(1.8)	(95.9)
Fixed-asset impairment	66.4	235.5
Gain on sale of business	—	(49.2)
Loss on asset disposal	16.2	0.1
Changes in certain assets and liabilities:
Accounts receivable	22.4	52.7
Inventories	7.7	21.6
Prepaid taxes	—	0.2
Taxes applicable to subsequent years	40.0	41.7
Deferred regulatory costs, net	(9.1)	8.0
Accounts payable	(38.4)	(11.7)
Accrued taxes payable	(65.3)	(25.7)
Accrued interest payable	(0.1)	(0.8)
Security deposits	1.7	—
Unamortized investment tax credit	(0.2)	(0.2)
Insurance claims costs	(0.1)	(0.4)
Pension, retiree and other benefits	2.0	(4.2)
Other	(4.8)	(6.3)
Net cash provided by operating activities	40.2	132.4
Cash flows from investing activities:
Capital expenditures	(66.4)	(79.1)
Proceeds from sale of business	—	75.5
Insurance proceeds	0.9	3.2
Purchase of renewable energy credits	(0.1)	(0.2)
Decrease / (increase) in restricted cash	27.5	(16.0)
Other investing activities, net	0.2	0.7
Net cash used in investing activities	(37.9)	(15.9)
Cash flows from financing activities:
Retirement of long-term debt	(22.8)	(75.4)
Other financing activities, net	—	(0.1)
Net cash used in financing activities	(22.8)	(75.5)
Cash and cash equivalents:
Net change	(20.5)	41.0
Balance at beginning of period	54.6	32.4
Cash and cash equivalents at end of period	$34.1	$73.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$51.8	$51.1
Income taxes paid / (refunded), net	$—	$0.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$9.9	$8.3

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has two reportable segments: the Transmission and Distribution (T&D) segment and the Generation segment. See Note 11 – Business Segments for more information relating to these reportable segments. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 520,000 customers located in West Central Ohio. Additionally, DP&L procures retail SSO electric service on behalf of residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market.

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

DPL and its subsidiaries employed 1,115 people as of June 30, 2017, of which 1,106 were employed by DP&L. Approximately 60% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2017.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. DP&L has undivided ownership interests in five coal-fired generating facilities, various peaking generating facilities and numerous transmission facilities, all of which are included in the financial statements at the lower of depreciated historical cost or fair value, if impaired. Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2017; our results of operations for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2017 may not be indicative of our results that will be realized for the full year ending December 31, 2017.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2017 and 2016 were $11.4 million and $11.6 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2017 and 2016 were $23.9 million and $24.5 million, respectively.

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
2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service cost expense associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: Retrospective for presentation of non-service cost expense. Prospective for the change in capitalization.
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
2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
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
Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. We intend to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018.	We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP, including the guidance on recognizing other income upon the sale or transfer of non-financial assets (including in-substance real estate).

The standard requires retrospective application and allows either a full retrospective adoption in which all of the periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. We are currently working toward adopting the standard using the full retrospective method. However, we will continue to assess this conclusion which is dependent on the final impact to the financial statements.

In 2016, we established a cross-functional implementation team and are in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems or a material change to controls as a result of the implementation of the new revenue recognition standard.

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

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
$ in millions	2017	2016
Accounts receivable, net:
Unbilled revenue	$15.5	$43.0
Customer receivables	62.1	73.9
Amounts due from partners in jointly owned plants	3.6	12.7
Other	19.4	6.7
Provision for uncollectible accounts	(1.0)	(1.2)
Total accounts receivable, net	$99.6	$135.1
Inventories, at average cost:
Fuel and limestone	$17.6	$38.9
Plant materials and supplies	10.4	36.6
Other	1.3	1.7
Total inventories, at average cost	$29.3	$77.2

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2017	2016	2017	2016
Gains and losses on Available-for-sale securities activity (Note 5):
	Other income	$—	$0.1	$(0.1)	$—
Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)	(0.5)	(0.5)
	Revenue	0.1	(20.1)	(1.3)	(37.3)
	Purchased power	—	3.7	3.3	8.1
	Total before income taxes	(0.2)	(16.7)	1.5	(29.7)
	Tax expense / (benefit)	—	5.9	(0.5)	10.7
	Net of income taxes	(0.2)	(10.8)	1.0	(19.0)
Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	0.1	0.1	1.4	0.2
	Tax benefit	—	—	(0.5)	(0.2)
	Net of income taxes	0.1	0.1	0.9	—

Total reclassifications for the period, net of income taxes		$(0.1)	$(10.6)	$1.8	$(19.0)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2017 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2017	$0.6	$13.1	$(13.4)	$0.3

Other comprehensive income / (loss) before reclassifications	0.3	6.1	(1.5)	4.9
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	1.0	0.9	1.8
Net current period other comprehensive income / (loss)	0.2	7.1	(0.6)	6.7

Balance June 30, 2017	$0.8	$20.2	$(14.0)	$7.0

Note 3 – Regulatory Matters

DP&L originally filed its ESP 3 seeking an effective date of January 1, 2017. On October 11, 2016, DP&L amended the application requesting to collect $145.0 million per year for seven years, named the Distribution Modernization Rider ("DMR"). This plan established the terms and conditions for DP&L’s SSO to customers that do not choose a competitive retail electric supplier, and recommended including renewable energy attributes as part of the product that is competitively bid. DP&L sought recovery of approximately $10.5 million of regulatory assets, and proposed a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan established new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities.

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

•
The establishment of a three-year non-bypassable DMR designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L has the option of extending the duration of the DMR for an additional two years;

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

A hearing was held in April 2017 and a final decision by the PUCO is expected in the third quarter of 2017. There can be no assurance that the amended ESP 3 stipulation will be approved as filed or on a timely basis, and if the Amended ESP 3 stipulation is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's amended stipulation, our results of operations, financial condition and cash flows and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates will be in effect until rates approved as a result of DP&L’s pending ESP 3 are effective. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending and the outcome and potential financial impact of those appeals cannot be determined at this time. In July 2017, the Office of the Ohio Consumers Counsel filed a motion with the Ohio Supreme Court seeking to stay collection of the reinstated prior rates while the appeals are pending.

Note 4 – Property, Plant and Equipment

Coal-fired facilities
DP&L and certain other Ohio utilities have undivided ownership interests in five coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DP&L’s share of the operations of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations, and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets, except for amounts related to Miami Fort and Zimmer, which are classified as Held for Sale, as described below. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DP&L’s undivided ownership interest in such facilities at June 30, 2017, is as follows:

	DP&L Share		DPL Carrying Value
	Ownership (%)	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$0.6	$0.6	$0.7
Killen - Unit 2	67.0	402	8.4	2.5	—
Miami Fort - Units 7 and 8 (a)	36.0	368	31.2	3.1	5.1
Stuart - Units 2 through 4	35.0	606	0.9	0.9	—
Zimmer - Unit 1 (a)	28.1	371	19.9	14.4	5.3
Transmission (at varying percentages)			43.9	11.7	—
Total		1,876	$104.9	$33.2	$11.1

(a)	DP&L has entered into an agreement to sell its interest in these units. See Note 13 – Assets and Liabilities Held For Sale for additional information.

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. As a result, $6.4 million of net book value was written off, resulting in a $3.2 million loss on disposal, net of accrued insurance recoveries being recorded during the first quarter of 2017. This loss was reversed during the second quarter of 2017 due to additional accrued insurance recoveries. On August 2, 2017, the DP&L Board of Directors approved retiring this unit on or around October 1, 2017 and the co-owners of this unit agreed with DP&L to proceed with this retirement. Accordingly, the 202 MWs of capacity associated with Stuart Unit 1 have been removed from the table above.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with DP&L to proceed with this plan of retirement.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort for $50.0 million in cash and the assumption of certain liabilities, including environmental liabilities. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017. See Note 13 – Assets and Liabilities Held For Sale for additional information.

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

Changes in the Liability for Generation AROs

$ in millions
Balance January 1, 2017	$138.8
Revisions to cash flow and timing estimates	(4.4)
Accretion expense	2.0
Settlements	—
Reclassified to Liabilities held for sale	(4.7)
Balance June 30, 2017	$131.7

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2017 and December 31, 2016. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	June 30, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	2.6	3.9	2.4	3.4
Debt securities	4.2	4.3	4.4	4.4
Hedge funds	0.1	0.1	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$7.4	$8.8	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$1,837.3	$1,926.2	$1,858.0	$1,907.7

(a)	Amounts exclude immaterial capital lease obligations

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

Long-term debt
Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at cost, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2019 to 2061.

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

DPL had $1.3 million ($0.9 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2017 and $1.0 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2016.

During the six months ended June 30, 2017, $0.8 million ($0.5 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2017 or 2016.

The fair value of assets and liabilities at June 30, 2017 and December 31, 2016 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at June 30, 2017	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.9	—	3.9	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.1	—	0.1	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.8	0.4	8.4	—
Derivative Assets
Forward power contracts	16.4	—	16.4	—
Interest rate hedges	0.9	—	0.9	—
Natural gas	0.3	0.3	—	—
Total Derivative assets	17.6	0.3	17.3	—

Total Assets	$26.4	$0.7	$25.7	$—

Liabilities
Derivative Liabilities
Interest rate hedges	$0.2	$—	$0.2	$—
FTRs	0.6	—	—	0.6
Natural gas futures	1.0	1.0	—	—
Forward power contracts	9.8	—	9.8	—
Total Derivative liabilities	11.6	1.0	10.0	0.6
Long-term debt	1,926.3	—	1,908.4	17.9

Total Liabilities	$1,937.9	$1.0	$1,918.4	$18.5

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.4	8.3	—
Derivative assets
Forward power contracts	19.5	—	19.5	—
Interest rate hedges	1.2	—	1.2	—
FTRs	0.1	—	—	0.1
Total Derivative assets	20.8	—	20.7	0.1

Total Assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Derivative liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total Derivative liabilities	29.2	—	26.7	2.5
Long-term debt	1,907.7	—	1,889.7	18.0

Total Liabilities	$1,936.9	$—	$1,916.4	$20.5

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

Approximately 89% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base loan is not publicly traded, fair value is assumed to equal carrying value. These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. As a result of changes in our estimates of costs to be incurred for our AROs, we decreased our AROs by $4.4 million in the first six months of 2017. AROs for ash ponds, asbestos, ash landfills, river structures and underground storage tanks decreased by a net amount of $2.4 million and increased by a net amount of $2.3 million during the six months ended June 30, 2017 and 2016, respectively. In addition, there was a $4.7 million decrease in the ARO liability during the six months ended June 30, 2017 related to AROs at Miami Fort and Zimmer being reclassified to Liabilities held for sale - current.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018, and the co-owners of the Facilities agreed with DP&L to proceed with this plan of retirement. As a result, we performed a long-lived asset impairment analysis during the first quarter of 2017 and determined that the carrying amounts of the Facilities were not recoverable. See Note 14 – Fixed-asset Impairments.

A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. As a result, we performed a long-lived asset impairment analysis during the second quarter of 2016 and determined that the carrying amount of Killen and certain DP&L peaking generating facilities were not recoverable. See Note 14 – Fixed-asset Impairments.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the periods and their level within the fair value hierarchy:

$ in millions	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
	Six months ended June 30, 2017
Assets
Long-lived assets (a)
Stuart	$42.4	$—	$—	$3.3	$39.1
Killen	$35.2	$—	$—	$7.9	$27.3

	Six months ended June 30, 2016
Assets
Long-lived assets (a)
Killen	$315.1	$—	$—	$84.3	$230.8
DP&L peaking facilities	$9.9	$—	$—	$5.2	$4.7

(a)See Note 14 – Fixed-asset Impairments for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the six months ended June 30, 2017:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10%
			Weighted-average cost of capital	7%

Killen	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22%
			Weighted-average cost of capital	7%
The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the six months ended June 30, 2016:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Killen	$84.3	Discounted cash flow	Annual revenue growth	-11% to 13% (2%)
			Annual pre-tax operating margin	-50% to 67% (6%)
			Weighted-average cost of capital	11%

DP&L peaking facilities	$5.2	Discounted cash flow	Annual revenue growth	-22% to 17% (-3%)
			Annual pre-tax operating margin	-29% to 24% (-4%)
			Weighted-average cost of capital	7%

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

At June 30, 2017, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	4.7	—	4.7
Natural gas futures	Not designated	Dths	18,490.0	(703.2)	17,786.8
Forward power contracts	Designated	MWh	810.5	(4,014.2)	(3,203.7)
Forward power contracts	Not designated	MWh	1,426.0	(1,630.5)	(204.5)
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DPL had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural gas futures	Not designated	Dths	1,590.0	—	1,590.0
Forward power contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward power contracts	Not designated	MWh	2,568.3	(2,020.9)	547.4
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

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

We have two interest rate swaps to hedge the variable interest on our $200.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $200.0 million and will settle monthly based on a one month LIBOR. We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in the third quarter of 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following table provides information for DPL concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Three months ended
	June 30, 2017		June 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$1.8	$17.5	$22.5	$17.5
Net gains / (losses) associated with current period hedging transactions	1.2	(0.1)	(8.5)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.2)
Revenues	—	—	(13.0)	—
Purchased power	—	—	2.4	—
Ending accumulated derivative gains in AOCI	$3.0	$17.2	$3.4	$17.3

	Six months ended		Six months ended
	June 30, 2017		June 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(4.3)	$17.4	$9.2	$17.5
Net gains associated with current period hedging transactions	6.0	0.1	13.0	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.3)	—	(0.2)
Revenues	(0.8)	—	(24.0)	—
Purchased power	2.1	—	5.2	—
Ending accumulated derivative gains in AOCI	$3.0	$17.2	$3.4	$17.3

Portion expected to be reclassified to earnings in the next twelve months (a)	$3.2	$(0.6)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	9	38

(a)The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Derivatives not designated as hedges
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and normal sales scope exceptions under FASC 815. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Consolidated Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting.” Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty. FTRs, natural gas futures, and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchase or normal sale contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Consolidated Statements of Operations on an accrual basis.

Financial Statement Effect
The following tables present the amount and classification within the Condensed Consolidated Statements of Operations of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and six months ended June 30, 2017 and 2016:

For the three months ended June 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.7)	$3.7	$(0.6)	$2.4
Realized gain / (loss)	0.1	(0.7)	—	(0.6)
Total	$(0.6)	$3.0	$(0.6)	$1.8

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(1.0)	$—	$(1.0)
Purchased power	(0.6)	4.0	(0.6)	2.8
Total	$(0.6)	$3.0	$(0.6)	$1.8

For the three months ended June 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.2	$2.6	$0.5	$3.3
Realized gain / (loss)	0.2	(2.4)	0.7	(1.5)
Total	$0.4	$0.2	$1.2	$1.8

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(5.3)	$—	$(5.3)
Purchased power	0.4	5.5	1.2	7.1
Total	$0.4	$0.2	$1.2	$1.8

For the six months ended June 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.7)	$3.6	$(0.7)	$2.2
Realized gain / (loss)	0.3	(3.3)	(0.2)	(3.2)
Total	$(0.4)	$0.3	$(0.9)	$(1.0)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(6.5)	$—	$(6.5)
Purchased power	(0.4)	6.8	(0.9)	5.5
Total	$(0.4)	$0.3	$(0.9)	$(1.0)

For the six months ended June 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$1.2	$0.3	$1.9
Realized gain / (loss)	0.4	(2.9)	0.5	(2.0)
Total	$0.8	$(1.7)	$0.8	$(0.1)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(6.6)	$—	$(6.6)
Purchased power	0.8	4.9	0.8	6.5
Total	$0.8	$(1.7)	$0.8	$(0.1)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged; as well as the fair value, balance sheet classification and hedging designation of DPL’s derivative instruments:

Fair Values of Derivative Instruments
at June 30, 2017
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$10.2	$(5.0)	$—	$5.2
Forward power contracts	Not designated	5.1	(4.2)	—	0.9
Natural gas futures	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	0.9	—	—	0.9
Natural gas futures	Not designated	0.2	(0.2)	—	—
Forward power contracts	Not designated	1.1	—	—	1.1
Total assets		$17.6	$(9.4)	$—	$8.2

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$5.3	$(5.0)	$—	$0.3
Interest rate swap	Designated	0.2	—	—	0.2
Forward power contracts	Not designated	4.5	(4.2)	—	0.3
Natural gas futures	Not designated	0.7	—	(0.7)	—
FTRs	Not designated	0.6	—	—	0.6

Long-term derivative positions (presented in Other deferred credits)
Natural gas futures	Not designated	0.3	(0.2)	(0.1)	—
Total liabilities		$11.6	$(9.4)	$(0.8)	$1.4

Fair Values of Derivative Instruments
at December 31, 2016
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$11.0	$(10.5)	$—	$0.5
Forward power contracts	Not designated	6.0	(4.7)	—	1.3
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.2	—	—	1.2
Forward power contracts	Designated	0.6	(0.6)	—	—
Forward power contracts	Not designated	1.9	(1.0)	—	0.9
Total assets		$20.8	$(16.8)	$—	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Interest rate swaps	Designated	$0.7	$—	$—	$0.7
Forward power contracts	Designated	16.4	(10.5)	(5.5)	0.4
Forward power contracts	Not designated	7.7	(4.7)	—	3.0

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	2.4	(0.6)	(0.8)	1.0
Forward power contracts	Not designated	2.0	(1.0)	—	1.0
Total liabilities		$29.2	$(16.8)	$(6.3)	$6.1

Credit risk-related contingent features
Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require us to post collateral if our credit ratings drop below certain thresholds. We have crossed this threshold and our counterparties could request that we post collateral for our net liability position with them. As of the date of the filing of this report, we have not had to post collateral with any of these counterparties.

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at June 30, 2017 was $11.6 million. $0.8 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $9.4 million. Since our long-term debt is below investment grade, we could have to post collateral for the remaining $1.4 million.

Note 7 – Long-term Debt

The following table summarizes DPL's outstanding long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2017	2016
Term loan - rates from 4.01% - 4.30% (a) and 4.00% - 4.01% (b)		2022	$442.8	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	91.9	100.0
Tax-exempt First Mortgage Bonds - rates from 1.52% - 1.71% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.9	18.0
Capital leases			0.3	0.4
Unamortized deferred financing costs			(10.0)	(10.7)
Unamortized long-term debt discounts and premiums, net			(5.1)	(5.5)
Total long-term debt at consolidated subsidiary			737.8	747.2

Bank term loan - rates from 3.02% - 3.98% (a) and 2.67% - 3.02% (b)		2020	112.5	125.0
Senior unsecured notes	6.75%	2019	200.0	200.0
Senior unsecured notes	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(7.7)	(8.8)
Unamortized long-term debt discounts and premiums, net			(0.6)	(0.6)
Total long-term debt			1,837.6	1,858.4
Less: current portion			(50.9)	(29.7)
Long-term debt, net of current portion			$1,786.7	$1,828.7

(a)	Range of interest rates for the six months ended June 30, 2017.

(b)	Range of interest rates for the year ended December 31, 2016.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Significant transactions
On May 26, 2017, DP&L commenced a tender offer to purchase any and all of the outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). By June 23, 2017, or the expiration date of the tender, $8.1 million of the outstanding bonds were tendered. On June 26, 2017, DP&L accepted all of the tendered bonds, redeemed and retired them. On July 7, 2017, DP&L notified the Ohio Air Quality Development Authority and the Trustee of the same First Mortgage Bonds, which DP&L was going to call at par value (plus accrued and unpaid interest) $21.9 million of these bonds. As a result, this amount was included in the current portion of long-term debt as of June 30, 2017. On August 7, 2017, DP&L settled this call and subsequently redeemed and retired the bonds. At close of business on August 7, 2017 and after considering both the $8.1 million tender and the $21.9 million call, DP&L’s tax-exempt First Mortgage Bonds had an outstanding principal balance of $70.0 million.

Long-term debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated at the end of each fiscal quarter by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant ratio compares EBITDA to Interest Expense and is calculated at the end of each fiscal quarter by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending

December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending June 30, 2017 is 0.52 to 1.00. The amendment also changed, for each agreement, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. This time period was originally January 1, 2017 to December 31, 2017, but is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

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

As of June 30, 2017, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. In July 2017, assets related to the Miami Fort station and the Zimmer station were released from the lien of DP&L's First and Refunding Mortgage in connection with the pending sale. See Note 13 – Assets and Liabilities Held For Sale for additional information.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2017 and 2016.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
DPL	94.3%	39.2%	31.2%	39.5%

Income tax expense for the six months ended June 30, 2017 and 2016 was calculated using the estimated annual effective income tax rates for 2017 and 2016 of 30.9% and 38.8%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

The decrease in the annual effective rate compared to the same period in 2016 is primarily due to the forecasted tax expense relating to flow-through depreciation and the projected manufacturer's production deduction.

For the three months ended June 30, 2017, DPL’s current period effective tax rate was greater than the estimated annual effective rate primarily due to the impact of the fixed-asset impairment recorded in the first quarter of 2017. See Note 14 – Fixed-asset Impairments for more information.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions during each of the six months ended June 30, 2017 and 2016.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2017 and 2016 was:

Net Periodic Benefit Cost	Pension
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2017	2016	2017	2016
Service cost	$1.4	$1.4	$2.8	$2.8
Interest cost	3.5	3.7	7.1	7.4
Expected return on plan assets	(5.7)	(5.7)	(11.4)	(11.4)
Plan curtailment (a)	—	—	4.1	—
Amortization of unrecognized:
Prior service cost	0.2	0.5	0.6	1.0
Actuarial loss	1.4	1.1	2.7	2.1
Net periodic benefit cost	$0.8	$1.0	$5.9	$1.9

(a)
As a result of the decision to retire certain of DP&L's coal-fired plants, we recognized a plan curtailment of $4.1 million in the first quarter of 2017. See Note 14 – Fixed-asset Impairments for more information.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $15.7 million at June 30, 2017 and $15.8 million at December 31, 2016 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated to be paid during	Pension
2017	$12.5
2018	25.5
2019	26.0
2020	26.4
2021	26.7
2022 - 2026	139.6

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

At June 30, 2017, DPL had $33.1 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $1.4 million and $2.3 million at June 30, 2017 and December 31, 2016, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. If OVEC defaulted on its debt payments, DP&L could be responsible for repayment of its share of OVEC's debt. As of June 30, 2017, this amount was 4.9%, or $71.8 million, of a $1,465.4 million debt obligation that has maturities from 2019 to 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. As of June 30, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2016.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2017, cannot be reasonably determined.

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

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels consists of fly ash and other coal combustion by-products.

Note 11 – Business Segments

DPL currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

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

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL’s long-term debt and adjustments related to purchase accounting from the Merger. The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated among reporting segments.

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2017
Revenues from external customers	$167.9	$127.4	$2.8	$—	$298.1
Intersegment revenues	0.3	—	1.3	(1.6)	—
Total revenues	$168.2	$127.4	$4.1	$(1.6)	$298.1

Depreciation and amortization	$18.6	$4.9	$3.0	$—	$26.5
Interest expense	$7.8	$0.2	$19.4	$—	$27.4
Income / (loss) from continuing operations before income tax	$15.1	$13.2	$(19.5)	$—	$8.8

Cash capital expenditures	$19.4	$5.1	$0.5	$—	$25.0

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2016
Revenues from external customers	$184.7	$141.4	$2.2	$—	$328.3
Intersegment revenues	0.4	—	0.9	(1.3)	—
Total revenues	$185.1	$141.4	$3.1	$(1.3)	$328.3

Depreciation and amortization	$17.6	$20.8	$(2.4)	$—	$36.0
Fixed-asset Impairments (Note 14)	$—	$857.1	$(621.6)	$—	$235.5
Interest expense	$5.6	$0.1	$20.3	$—	$26.0
Income / (loss) from continuing operations before income tax	$29.8	$(861.6)	$606.7	$—	$(225.1)

Cash capital expenditures	$18.1	$23.3	$—	$—	$41.4

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2017
Revenues from external customers	$357.7	$259.2	$5.1	$—	$622.0
Intersegment revenues	0.6	—	2.7	(3.3)	—
Total revenues	$358.3	$259.2	$7.8	$(3.3)	$622.0

Depreciation and amortization	$36.7	$11.9	$5.9	$—	$54.5
Fixed-asset Impairments (Note 14)	$—	$66.3	$0.1	$—	$66.4
Interest expense	$15.2	$0.2	$38.9	$—	$54.3
Income / (loss) from continuing operations before income tax	$40.1	$(73.6)	$(40.9)	$—	$(74.4)

Cash capital expenditures	$45.7	$19.2	$1.5	$—	$66.4

At June 30, 2017
Total assets	$1,647.5	$354.9	$622.5	$(414.5)	$2,210.4

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2016
Revenues from external customers	$388.9	$299.6	$3.8	$—	$692.3
Intersegment revenues	0.7	—	2.2	(2.9)	—
Total revenues	$389.6	$299.6	$6.0	$(2.9)	$692.3

Depreciation and amortization	$34.8	$39.4	$(4.8)	$—	$69.4
Fixed-asset Impairments (Note 14)	$—	$857.1	$(621.6)	$—	$235.5
Interest expense	$11.0	$0.2	$41.2	$(0.1)	$52.3
Income / (loss) from continuing operations before income tax	$64.0	$(873.9)	$587.6	$—	$(222.3)

Cash capital expenditures	$42.2	$36.3	$0.6	$—	$79.1

At December 31, 2016
Total assets	$1,710.5	$472.3	$673.6	$(437.2)	$2,419.2

Note 12 – Discontinued Operations

On January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015 and DPL recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain includes the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016 but was eliminated in consolidation as of December 31, 2015.

Operating activities related to DPLER have been reclassified to "Discontinued operations" in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2016.

The following table summarizes the revenues, cost of revenues, operating expenses and income tax of discontinued operations for the periods indicated:

Six months ended June 30,
$ in millions	2016
Operating expenses	$(0.7)
Loss from discontinued operations before income taxes	(0.7)
Gain from disposal of discontinued operations	49.2
Income tax expense	18.9
Income on discontinued operations	$29.6

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.7) million for the six months ended June 30, 2016. Cash flows from investing activities for discontinued operations were $75.5 million for the six months ended June 30, 2016. All cash generated from discontinued operations was paid to DPL through dividends for all periods presented.

Note 13 – Assets and Liabilities Held For Sale

On April 21, 2017, DP&L and AES Ohio Generation entered into an Asset Purchase Agreement with subsidiaries of Dynegy Inc., for the sale of DP&L's undivided interests in the Zimmer Station and the Miami Fort Station for cash and the assumption of certain liabilities, including environmental liabilities. The cash purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs prior to closing. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

Accordingly, the assets and liabilities of Zimmer Station and Miami Fort Station were classified as held for sale as of June 30, 2017, but the plants did not meet the criteria to be reported as discontinued operations. The following table summarizes the major classes of assets and liabilities as of June 30, 2017:

$ in millions	June 30, 2017
Assets
Inventories	$24.0
Property, plant & equipment, net	44.6
Total assets of the disposal group classified as held for sale in the balance sheet	$68.6

Liabilities
Accounts payable	$12.9
Accrued taxes	4.9
Asset retirement obligations	4.7
Other liabilities	0.7
Total liabilities of the disposal group classified as held for sale in the balance sheet	$23.2

Zimmer Station and Miami Fort Station's results are reflected within continuing operations in the Condensed Consolidated Statements of Operations. The combined income / (loss) from continuing operations before income tax for Zimmer Station and Miami Fort Station was $3.0 million and $(9.7) million for the three months ended

June 30, 2017 and 2016, respectively, and $2.2 million and $(16.2) million for the six months ended June 30, 2017 and 2016, respectively. Zimmer Station and Miami Fort Station are included in the Generation segment.

Note 14 – Fixed-asset Impairments

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively.

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

During the second quarter of 2016, we tested the recoverability of our long-lived assets at certain of our generation facilities at DP&L. A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. We performed a long-lived asset impairment analysis and determined that the carrying amount of Killen and certain DP&L peaking generating facilities were not recoverable. The asset groups of Killen and these DP&L peaking generating facilities were determined to have fair values of $84.3 million and $5.2 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $230.8 million and $4.7 million for Killen and these DP&L peaking generating facilities, respectively.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues	$284.1	$313.7	$595.2	$662.9

Cost of revenues:
Fuel	49.9	55.6	100.0	118.5
Purchased power	76.4	96.7	177.2	218.0
Total cost of revenues	126.3	152.3	277.2	336.5

Gross margin	157.8	161.4	318.0	326.4

Operating expenses:
Operation and maintenance	80.9	76.4	163.5	162.5
Depreciation and amortization	22.0	36.8	45.5	71.1
General taxes	23.6	21.1	47.2	41.6
Gain on termination of contract	—	—	—	(27.7)
Fixed-asset impairment	—	857.1	66.3	857.1
Loss / (gain) on asset disposal	(3.2)	0.1	16.2	0.2
Total operating expenses	123.3	991.5	338.7	1,104.8

Operating income / (loss)	34.5	(830.1)	(20.7)	(778.4)

Other income / (expense), net:
Investment income, net	0.1	0.3	0.1	0.2
Interest expense	(7.8)	(5.4)	(15.4)	(10.7)
Charge for early redemption of debt	(0.1)	—	(0.1)	—
Other expense, net	(0.4)	(0.1)	(1.3)	(0.3)
Total other expense, net	(8.2)	(5.2)	(16.7)	(10.8)

Income / (loss) from operations before income tax	26.3	(835.3)	(37.4)	(789.2)

Income tax expense / (benefit)	10.2	(303.7)	(11.7)	(291.3)

Net income / (loss)	16.1	(531.6)	(25.7)	(497.9)

Dividends on preferred stock	—	0.2	—	0.4

Income / (loss) attributable to common stock	$16.1	$(531.8)	$(25.7)	$(498.3)

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Net income / (loss)	$16.1	$(531.6)	$(25.7)	$(497.9)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $0.0, $0.0, $0.0 and $(0.1) for each respective period	0.1	(0.1)	0.3	0.1
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	0.1	(0.1)	—
Total change in fair value of available-for-sale securities	0.1	—	0.2	0.1
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.6), $4.7, $(3.4) and $(7.0) for each respective period	1.1	(8.5)	6.2	13.0
Reclassification to earnings, net of income tax (expense) / benefit of $0.0, $5.9, $(0.5) and $10.7 for each respective period	(0.2)	(10.8)	0.9	(19.2)
Total change in fair value of derivatives	0.9	(19.3)	7.1	(6.2)
Pension and postretirement activity:
Prior service costs for the period, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0 for each respective period	—	—	(1.1)	—
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.2 and $0.0 for each respective period	—	—	(0.5)	—
Reclassification to earnings, net of income tax expense of $(0.3), $(0.4), $(1.6) and $(1.2) for each respective period	0.7	0.7	3.2	1.0
Total change in unfunded pension obligation	0.7	0.7	1.6	1.0

Other comprehensive income / (loss)	1.7	(18.6)	8.9	(5.1)

Net comprehensive income / (loss)	$17.8	$(550.2)	$(16.8)	$(503.0)

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
$ in millions	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6.1	$1.6
Restricted cash	1.5	29.0
Accounts receivable, net (Note 2)	95.1	134.6
Inventories (Note 2)	27.7	75.8
Taxes applicable to subsequent years	40.1	79.2
Regulatory assets, current	4.3	0.1
Other prepayments and current assets	28.6	32.4
Assets held for sale - current (Note 13)	68.6	—
Total current assets	272.0	352.7

Property, plant & equipment:
Property, plant & equipment	2,331.7	2,398.6
Less: Accumulated depreciation and amortization	(1,048.3)	(1,047.9)
	1,283.4	1,350.7
Construction work in process	51.1	89.9
Total net property, plant & equipment	1,334.5	1,440.6

Other non-current assets:
Regulatory assets, non-current	209.5	203.9
Intangible assets, net of amortization	19.3	23.0
Other deferred assets	13.3	14.9
Total other non-current assets	242.1	241.8
Total assets	$1,848.6	$2,035.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$26.4	$4.7
Short-term debt (Note 7)	—	5.0
Accounts payable	54.9	110.5
Accrued taxes	34.0	75.7
Accrued interest	2.1	2.1
Security deposits	16.9	15.2
Regulatory liabilities, current	15.0	33.7
Other current liabilities	33.0	48.3
Liabilities held for sale - current (Note 13)	22.2	—
Total current liabilities	204.5	295.2

Non-current liabilities:
Long-term debt (Note 7)	713.5	744.7
Deferred taxes	157.5	146.3
Taxes payable	42.5	84.1
Regulatory liabilities, non-current	133.1	130.4
Pension, retiree and other benefits	101.8	101.6
Unamortized investment tax credit	16.6	17.7
Asset retirement obligations	129.9	135.2
Other deferred credits	12.6	17.6
Total non-current liabilities	1,307.5	1,377.6

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
Other paid-in capital	801.8	810.7
Accumulated other comprehensive loss	(33.6)	(42.5)
Accumulated deficit	(432.0)	(406.3)
Total common shareholder's equity	336.6	362.3
Total liabilities and shareholder's equity	$1,848.6	$2,035.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Six months ended June 30,
$ in millions	2017	2016
Cash flows from operating activities:
Net loss	$(25.7)	$(497.9)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	45.5	71.1
Charge for early redemption of debt	0.1	—
Deferred income taxes	3.2	(308.7)
Fixed-asset impairment	66.3	857.1
Loss on asset disposal	16.2	0.2
Changes in certain assets and liabilities:
Accounts receivable	26.3	20.5
Inventories	8.0	21.6
Prepaid taxes	—	2.7
Taxes applicable to subsequent years	39.1	40.7
Deferred regulatory costs, net	(9.1)	8.0
Accounts payable	(38.0)	(13.8)
Accrued taxes payable	(75.7)	(43.3)
Accrued interest payable	(0.1)	0.2
Security deposits	1.7	—
Pension, retiree and other benefits	2.0	(4.2)
Other	(2.3)	5.3
Net cash provided by operating activities	57.5	159.5
Cash flows from investing activities:
Capital expenditures	(57.6)	(71.8)
Purchase of renewable energy credits	(0.1)	(0.3)
Decrease / (increase) in restricted cash	27.5	(16.1)
Insurance proceeds	1.3	3.4
Other investing activities, net	0.2	0.8
Net cash used in investing activities	(28.7)	(84.0)
Cash flows from financing activities:
Dividends paid on preferred stock	—	(0.4)
Return of capital	(9.0)	—
Redemption of long-term debt	(10.3)	—
Issuance of short-term debt - related party	30.0	5.0
Repayment of short-term debt - related party	(35.0)	(40.0)
Other financing activities, net	—	(0.1)
Net cash used in financing activities	(24.3)	(35.5)

Cash and cash equivalents:
Net change	4.5	40.0
Balance at beginning of period	1.6	5.4
Cash and cash equivalents at end of period	$6.1	$45.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$13.6	$8.0
Income taxes paid, net	$26.2	$0.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$9.1	$8.3

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 520,000 customers located in West Central Ohio. Additionally, DP&L procures retail SSO electric service on behalf of residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L owns undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, retail competition in our service territory and the market price of electricity. DP&L sells all of its energy and capacity into the wholesale market. DP&L is a subsidiary of DPL.

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

DP&L employed 1,106 people as of June 30, 2017. Approximately 61% of all employees are under a collective bargaining agreement which expires on October 31, 2017.

Financial Statement Presentation
DP&L does not have any subsidiaries. DP&L has undivided ownership interests in five coal-fired generating facilities, various peaking generating facilities and numerous transmission facilities, all of which are included in the financial statements at the lower of depreciated historical cost or fair value, if impaired. Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Statements of Operations.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2017; our results of operations for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and six months ended June 30, 2017 may not be indicative of our results that will be realized for the full year ending December 31, 2017.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2017 and 2016 were $11.4 million and $11.6 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2017 and 2016 were $23.9 million and $24.5 million, respectively.

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
2017-07, Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service cost expense associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: Retrospective for presentation of non-service cost expense. Prospective for the change in capitalization.
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
2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force)
This standard requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
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
Transition method: modified retrospective approach with certain practical expedients.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. We intend to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05 Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018.	We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP, including the guidance on recognizing other income upon the sale or transfer of non-financial assets (including in-substance real estate).

The standard requires retrospective application and allows either a full retrospective adoption in which all of the periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. We are currently working toward adopting the standard using the full retrospective method. However, we will continue to assess this conclusion which is dependent on the final impact to the financial statements.

In 2016, we established a cross-functional implementation team and are in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard. At this time, we do not expect any significant impact on our financial systems or a material change to controls as a result of the implementation of the new revenue recognition standard.

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

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
$ in millions	2017	2016
Accounts receivable, net:
Unbilled revenue	$15.5	$43.0
Customer receivables	55.9	71.2
Amounts due from partners in jointly owned plants	3.6	12.7
Amounts due from affiliates	2.1	2.9
Other	19.0	6.0
Provision for uncollectible accounts	(1.0)	(1.2)
Total accounts receivable, net	$95.1	$134.6

Inventories, at average cost:
Fuel and limestone	$17.6	$38.8
Plant materials and supplies	8.8	35.3
Other	1.3	1.7
Total inventories, at average cost	$27.7	$75.8

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2017	2016	2017	2016
Gains and losses on Available-for-sale securities activity (Note 5):
	Other income	$—	$0.1	$(0.1)	$—
Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)	(0.6)	(0.6)
	Revenue	0.1	(20.1)	(1.3)	(37.2)
	Purchased power	—	3.7	3.3	8.1
	Total before income taxes	(0.2)	(16.7)	1.4	(29.7)
	Tax expense / (benefit)	—	5.9	(0.5)	10.5
	Net of income taxes	(0.2)	(10.8)	0.9	(19.2)
Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	1.0	1.1	4.8	2.2
	Tax benefit	(0.3)	(0.4)	(1.6)	(1.2)
	Net of income taxes	0.7	0.7	3.2	1.0

Total reclassifications for the period, net of income taxes		$0.5	$(10.0)	$4.0	$(18.2)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2017 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance January 1, 2017	$0.7	$(2.7)	$(40.5)	$(42.5)

Other comprehensive income / (loss) before reclassifications	0.3	6.2	(1.6)	4.9
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	0.9	3.2	4.0
Net current period other comprehensive income	0.2	7.1	1.6	8.9

Balance June 30, 2017	$0.9	$4.4	$(38.9)	$(33.6)

Note 3 – Regulatory Matters

DP&L originally filed its ESP 3 seeking an effective date of January 1, 2017. On October 11, 2016, DP&L amended the application requesting to collect $145.0 million per year for seven years, named the Distribution Modernization Rider ("DMR"). This plan established the terms and conditions for DP&L’s SSO to customers that do not choose a competitive retail electric supplier, and recommended including renewable energy attributes as part of the product that is competitively bid. DP&L sought recovery of approximately $10.5 million of regulatory assets, and proposed a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan established new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities.

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

•
The establishment of a three-year non-bypassable DMR designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L has the option of extending the duration of the DMR for an additional two years;

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

A hearing was held in April 2017 and a final decision by the PUCO is expected in the third quarter of 2017. There can be no assurance that the amended ESP 3 stipulation will be approved as filed or on a timely basis, and if the Amended ESP 3 stipulation is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's amended stipulation, our results of operations, financial condition and cash flows and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates will be in effect until rates approved as a result of DP&L’s pending ESP 3 are effective. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending and the outcome and potential financial impact of those appeals cannot be determined at this time. In July 2017, the Office of the Ohio Consumers Counsel filed a motion with the Ohio Supreme Court seeking to stay collection of the reinstated prior rates while the appeals are pending.

Note 4 – Property, Plant and Equipment

Coal-fired facilities
DP&L and certain other Ohio utilities have undivided ownership interests in five coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DP&L’s share of the operations of such facilities is included within the corresponding line in the Condensed Statements of Operations, and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets, except for amounts related to Miami Fort and Zimmer, which are classified as Held for Sale, as described below. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DP&L’s undivided ownership interest in such facilities at June 30, 2017, is as follows:

	DP&L Share		DP&L Carrying Value
	Ownership %	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$0.6	$0.6	$0.7
Killen - Unit 2	67.0	402	8.4	2.5	—
Miami Fort - Units 7 and 8 (a)	36.0	368	31.2	3.1	5.1
Stuart - Units 2 through 4	35.0	606	0.9	0.9	—
Zimmer - Unit 1 (a)	28.1	371	19.9	14.4	5.3
Transmission (at varying percentages)			99.3	67.1	—
Total		1,876	$160.3	$88.6	$11.1

(a)	DP&L has entered into an agreement to sell its interest in these units. See Note 13 – Assets and Liabilities Held For Sale for additional information.

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. As a result, $6.4 million of net book value was written off, resulting in a $3.2 million loss on disposal, net of accrued insurance recoveries being recorded during the first quarter of 2017. This loss was reversed during the second quarter of 2017 due to additional accrued insurance recoveries. On August 2, 2017, the DP&L Board of Directors approved retiring this unit on or around October 1, 2017 and the co-owners of this unit agreed with DP&L to proceed with this retirement. Accordingly, the 202 MWs of capacity associated with Stuart Unit 1 have been removed from the table above.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with DP&L to proceed with this plan of retirement.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort for $50.0 million in cash and the assumption of certain liabilities, including environmental liabilities. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

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

Changes in the Liability for Generation AROs

$ in millions
Balance January 1, 2017	$135.2
Revisions to cash flow and timing estimates	(4.4)
Accretion expense	2.8
Settlements	—
Reclassified to Liabilities held for sale	(3.7)
Balance June 30, 2017	$129.9

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2017 and December 31, 2016. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	June 30, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	2.6	3.9	2.4	3.4
Debt securities	4.2	4.3	4.4	4.4
Hedge funds	0.1	0.1	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.4	$8.8	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$739.6	$753.0	$749.0	$763.5

(a)	Amounts exclude immaterial capital lease obligations

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

Long-term debt
Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at cost, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2020 to 2061.

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

DP&L had $1.4 million ($0.9 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at June 30, 2017 and $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2016.

During the six months ended June 30, 2017, $0.8 million ($0.5 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

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

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2017 or 2016.

The fair value of assets and liabilities at June 30, 2017 and December 31, 2016 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at June 30, 2017	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.9	—	3.9	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.1	—	0.1	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.8	0.4	8.4	—
Derivative assets
Natural gas futures	0.3	0.3	—	—
Interest rate hedges	0.9	—	0.9	—
Forward power contracts	16.4	—	16.4	—
Total derivative assets	17.6	0.3	17.3	—

Total assets	$26.4	$0.7	$25.7	$—

Liabilities
Derivative liabilities
FTRs	$0.6	$—	$—	$0.6
Interest rate hedges	0.2	—	0.2	—
Natural gas futures	1.0	1.0	—	—
Forward power contracts	9.8	—	9.8	—
Total derivative liabilities	11.6	1.0	10.0	0.6
Long-term debt (a)	753.0	—	735.1	17.9

Total liabilities	$764.6	$1.0	$745.1	$18.5

(a)	Amounts exclude immaterial capital lease obligations

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2016	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.4	8.3	—
Derivative assets
FTRs	0.1	—	—	0.1
Interest rate hedges	1.2	—	1.2	—
Forward power contracts	19.5	—	19.5	—
Total Derivative assets	20.8	—	20.7	0.1

Total assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Derivative liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total Derivative liabilities	29.2	—	26.7	2.5
Long-term debt (a)	763.5	—	745.5	18.0

Total liabilities	$792.7	$—	$772.2	$20.5

(a)	Amounts exclude immaterial capital lease obligations

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

Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base loan is not publicly traded, fair value is assumed to equal carrying value. These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

Approximately 89% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. As a result of changes in our estimates of costs to be incurred for our AROs, we decreased our AROs by $4.4 million in the first six months of 2017. AROs for ash ponds, asbestos, ash landfills, river structures and underground storage tanks decreased by a net amount of $1.6 million and increased by a net amount of $2.3 million during the six months ended June 30, 2017 and 2016, respectively. In addition, there was a $3.7 million decrease in the ARO liability during the six months ended June 30, 2017 related to AROs at Miami Fort and Zimmer being reclassified to Liabilities held for sale - current.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018, and the co-owners of the Facilities agreed with DP&L to proceed with this plan of retirement. As a result, we performed a long-lived asset impairment analysis during the first quarter of 2017 and determined that the carrying amounts of the Facilities were not recoverable. See Note 14 – Fixed-asset Impairments.

A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. As a result, we performed a long-lived asset impairment analysis during the second quarter of 2016 and determined that the carrying amount of Killen and certain DP&L peaking generating facilities were not recoverable. See Note 14 – Fixed-asset Impairments.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the periods and their level within the fair value hierarchy:

$ in millions
	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
	Six months ended June 30, 2017
Assets
Long-lived assets (a)
Stuart	$42.3	$—	$—	$3.3	$39.0
Killen	$35.2	$—	$—	$7.9	$27.3

	Six months ended June 30, 2016
Assets
Long-lived assets (a)
Stuart	$456.4	$—	$—	$164.4	$292.0
Killen	$330.5	$—	$—	$84.3	$246.2
Zimmer	$429.9	$—	$—	$111.0	$318.9

(a)See Note 14 – Fixed-asset Impairments for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the six months ended June 30, 2017:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10%
			Weighted-average cost of capital	7%

Killen	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22%
			Weighted-average cost of capital	7%

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the six months ended June 30, 2016:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$164.4	Discounted cash flow	Annual revenue growth	-9% to 10% (2%)
			Annual pre-tax operating margin	-29% to 52% (5%)
			Weighted-average cost of capital	9%

Killen	$84.3	Discounted cash flow	Annual revenue growth	-11% to 13% (2%)
			Annual pre-tax operating margin	-50% to 67% (6%)
			Weighted-average cost of capital	11%

Zimmer	$111.0	Discounted cash flow	Annual revenue growth	-14% to 13% (1%)
			Annual pre-tax operating margin	-46% to 80% (4%)
			Weighted-average cost of capital	9%

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

At June 30, 2017, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	4.7	—	4.7
Natural gas futures	Not designated	Dths	18,490.0	(703.2)	17,786.8
Forward power contracts	Designated	MWh	810.5	(4,014.2)	(3,203.7)
Forward power contracts	Not designated	MWh	1,426.0	(1,630.5)	(204.5)
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DP&L had the following outstanding derivative instruments:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural gas futures	Not designated	Dths	1,590.0	—	1,590.0
Forward power contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward power contracts	Not designated	MWh	2,568.3	(2,037.5)	530.8
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

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

We have two interest rate swaps to hedge the variable interest on our $200.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $200.0 million and will settle monthly based on a one month LIBOR. We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

The following table provides information for DP&L concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Three months ended
	June 30, 2017		June 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$1.8	$1.7	$22.5	$1.8
Net gains / (losses) associated with current period hedging transactions	1.2	(0.1)	(8.5)	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.2)
Revenues	—	—	(13.0)	—
Purchased power	—	—	2.4	—
Ending accumulated derivative gains in AOCI	$3.0	$1.4	$3.4	$1.6

	Six months ended		Six months ended
	June 30, 2017		June 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(4.3)	$1.6	$9.2	$2.0
Net gains associated with current period hedging transactions	6.0	0.2	13.0	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.4)	—	(0.4)
Revenues	(0.8)	—	(24.0)	—
Purchased power	2.1	—	5.2	—
Ending accumulated derivative gains in AOCI	$3.0	$1.4	$3.4	$1.6

Portion expected to be reclassified to earnings in the next twelve months (a)	$3.2	$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	9	38

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Derivatives not designated as hedges
Certain derivative contracts are entered into on a regular basis as part of our risk management program but do not qualify for hedge accounting or the normal purchase and normal sales scope exceptions under FASC 815. Accordingly, such contracts are recorded at fair value with changes in the fair value charged or credited to the Condensed Statements of Operations in the period in which the change occurred. This is commonly referred to as “MTM accounting.” Contracts we enter into as part of our risk management program may be settled financially, by physical delivery, or net settled with the counterparty. FTRs, natural gas futures, and certain forward power contracts are currently marked to market.

Certain qualifying derivative instruments have been designated as normal purchase or normal sale contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting and are recognized in the Condensed Statements of Operations on an accrual basis.

Financial Statement Effect
The following tables present the amount and classification within the Condensed Statements of Operations of the gains and losses on DP&L's derivatives not designated as hedging instruments for the three and six months ended June 30, 2017 and 2016:

For the three months ended June 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.7)	$3.7	$(0.6)	$2.4
Realized gain / (loss)	0.1	(0.7)	—	(0.6)
Total	$(0.6)	$3.0	$(0.6)	$1.8

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(1.1)	$—	$(1.1)
Purchased power	(0.6)	4.1	(0.6)	2.9
Total	$(0.6)	$3.0	$(0.6)	$1.8

For the three months ended June 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.2	$2.8	0.5	$3.5
Realized gain / (loss)	0.2	(2.3)	0.7	(1.4)
Total	$0.4	$0.5	$1.2	$2.1

Recorded in Income Statement: gain / (loss)
Revenues	—	(5.1)	—	(5.1)
Purchased power	0.4	5.6	1.2	7.2
Total	$0.4	$0.5	$1.2	$2.1

For the six months ended June 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.7)	$3.6	$(0.7)	$2.2
Realized gain / (loss)	0.3	(3.4)	(0.2)	(3.3)
Total	$(0.4)	$0.2	$(0.9)	$(1.1)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(6.6)	$—	$(6.6)
Purchased power	(0.4)	6.8	(0.9)	5.5
Total	$(0.4)	$0.2	$(0.9)	$(1.1)

For the six months ended June 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$0.9	0.3	$1.6
Realized gain / (loss)	0.4	(2.7)	0.5	(1.8)
Total	$0.8	$(1.8)	$0.8	$(0.2)

Recorded in Income Statement: gain / (loss)
Revenues	—	(6.6)	—	(6.6)
Purchased power	0.8	4.8	0.8	6.4
Total	$0.8	$(1.8)	$0.8	$(0.2)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged; as well as the fair value, balance sheet classification and hedging designation of DP&L’s derivative instruments:

Fair Values of Derivative Instruments
at June 30, 2017
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$10.2	$(5.0)	$—	$5.2
Forward power contracts	Not designated	5.1	(4.2)	—	0.9
Natural gas futures	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	0.9	—	—	0.9
Natural gas futures	Not designated	0.2	(0.2)	—	—
Forward power contracts	Not designated	1.1	—	—	1.1
Total assets		$17.6	$(9.4)	$—	$8.2

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$5.3	$(5.0)	$—	$0.3
Interest rate swaps	Designated	0.2	—	—	0.2
Forward power contracts	Not designated	4.5	(4.2)	—	0.3
Natural gas futures	Not designated	0.7	—	(0.7)	—
FTRs	Not designated	0.6	—	—	0.6

Long-term derivative positions (presented in Other deferred credits)
Natural gas futures	Not designated	0.3	(0.2)	(0.1)	—
Total liabilities		$11.6	$(9.4)	$(0.8)	$1.4

Fair Values of Derivative Instruments
at December 31, 2016
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Balance Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$11.0	$(10.5)	$—	$0.5
Forward power contracts	Not designated	6.0	(4.7)	—	1.3
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.2	—	—	1.2
Forward power contracts	Designated	0.6	(0.6)	—	—
Forward power contracts	Not designated	1.9	(1.0)	—	0.9
Total assets		$20.8	$(16.8)	$—	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$16.4	$(10.5)	$(5.5)	$0.4
Interest rate swaps	Designated	0.7	—	—	0.7
Forward power contracts	Not designated	7.7	(4.7)	—	3.0

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	2.4	(0.6)	(0.8)	1.0
Forward power contracts	Not designated	2.0	(1.0)	—	1.0
Total liabilities		$29.2	$(16.8)	$(6.3)	$6.1

Credit risk-related contingent features
Certain of our OTC commodity derivative contracts are under master netting agreements that contain provisions that require us to post collateral if our credit ratings drop below certain thresholds. We have crossed this threshold and our counterparties could request that we post collateral for our net liability position with them. As of the date of the filing of this report, we have not had to post collateral with any of these counterparties.

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at June 30, 2017 was $11.6 million. $0.8 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $9.4 million. Since our long-term debt is below investment grade, we could have to post collateral for the remaining $1.4 million.

Note 7 – Long-term Debt

The following table summarizes DP&L's outstanding long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2017	2016
Term loan - rates from 4.01% - 4.30% (a) and 4.00% - 4.01% (b)		2022	$442.8	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	91.9	100.0
Tax-exempt First Mortgage Bonds - rates from 1.52% - 1.71% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.9	18.0
Capital leases			0.3	0.4
Unamortized deferred financing costs			(11.0)	(11.8)
Unamortized long-term debt discounts			(2.0)	(2.2)
Total long-term debt			739.9	749.4
Less: current portion			(26.4)	(4.7)
Long-term debt, net of current portion			$713.5	$744.7

(a)Range of interest rates for the six months ended June 30, 2017.
(b)Range of interest rates for the year ended December 31, 2016.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Significant transactions
On May 26, 2017, DP&L commenced a tender offer to purchase any and all of the outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). By June 23, 2017, or the expiration date of the tender, $8.1 million of the outstanding bonds were tendered. On June 26, 2017, DP&L accepted all of the tendered bonds, redeemed and retired them. On July 7, 2017, DP&L notified the Ohio Air Quality Development Authority and the Trustee of the same First Mortgage Bonds, which DP&L was going to call at par value (plus accrued and unpaid interest) $21.9 million of these bonds. As a result, this amount was included in the current portion of long-term debt as of June 30, 2017. On August 7, 2017, DP&L settled this call and subsequently redeemed and retired the bonds. At close of business on August 7, 2017 and after considering both the $8.1 million tender and the $21.9 million call, DP&L’s tax-exempt First Mortgage Bonds had an outstanding principal balance of $70.0 million.

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

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending June 30, 2017 is 0.52 to 1.00. The amendment also changed, for each agreement, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. This time period was originally January 1, 2017 to December 31, 2017, but is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

As of June 30, 2017, DP&L was in compliance with all debt covenants, including the financial covenants described above.

The cost of borrowing under DP&L's unsecured revolving credit agreement and Bond Purchase and Covenants Agreement adjusts under certain credit rating scenarios.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. In July 2017, assets related to the Miami Fort station and the Zimmer station were released from the lien of DP&L's First and Refunding Mortgage in connection with the pending sale. See Note 13 – Assets and Liabilities Held For Sale for additional information.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2017 and 2016.

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
DP&L	38.8%	36.4%	31.3%	36.9%

Income tax expense for the three and six months ended June 30, 2017 and 2016 was calculated using the estimated annual effective income tax rates for 2017 and 2016 of 30.4% and 36.7%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the rates estimated could be materially different from the actual effective tax rates.

The decrease in the annual effective rate compared to the same period in 2016 is primarily due to the forecasted tax expense relating to flow-through depreciation and the projected manufacturer's production deduction.

Income taxes paid, net, were $26.2 million and $0.1 million for the six months ended June 30, 2017 and 2016, respectively. For the six months ended June 30, 2017, the $26.2 million represented payments made to DPL.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions during each of the six months ended June 30, 2017 and 2016.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2017 and 2016 was:

Net Periodic Benefit Cost	Pension
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2017	2016	2017	2016
Service cost	$1.4	$1.4	$2.8	$2.8
Interest cost	3.5	3.7	7.1	7.4
Expected return on plan assets	(5.7)	(5.7)	(11.4)	(11.4)
Plan curtailment (a)	—	—	5.6	—
Amortization of unrecognized:
Prior service cost	0.3	0.7	0.8	1.5
Actuarial loss	2.3	1.8	4.5	3.6
Net periodic benefit cost	$1.8	$1.9	$9.4	$3.9

(a)
As a result of the decision to retire certain of DP&L's coal-fired plants, we recognized a plan curtailment of $5.6 million in the first quarter of 2017. See Note 14 – Fixed-asset Impairments for more information.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $15.7 million at June 30, 2017 and $15.8 million at December 31, 2016 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated to be paid during	Pension
2017	$12.5
2018	25.5
2019	26.0
2020	26.4
2021	26.7
2022 - 2026	139.6

Note 10 – Shareholder’s Equity

DP&L has 250,000,000 authorized shares of common stock, $0.01 par value, of which 41,172,173 are outstanding at June 30, 2017. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio, calculated as total equity divided by total capitalization, of at least 50 percent and to not have a negative retained earnings balance. After the fixed-asset impairments recorded in 2017 and 2016 and as of June 30, 2017, DP&L's equity ratio was 31% and retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L. In the generation separation order dated September 17, 2014, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018.

During the six months ended June 30, 2017, DP&L paid $9.0 million in cash to DPL, which was treated as a return of capital reducing Other paid-in capital.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. If OVEC defaulted on its debt payments, DP&L could be responsible for repayment of its share of OVEC's debt. As of June 30, 2017, this amount was 4.9%, or $71.8 million, of a $1,465.4 million debt obligation that has maturities from 2019 to 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. As of June 30, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2016.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2017, cannot be reasonably determined.

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

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DP&L has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels consists of fly ash and other coal combustion by-products.

Note 12 – Business Segments

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

The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales and cost of sales are eliminated in consolidation. Certain shared and corporate costs are allocated among reporting segments.

The following tables present financial information for each of DP&L’s reportable business segments:

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Three months ended June 30, 2017
Revenues from external customers	$168.2	$115.9	$—	$284.1
Intersegment revenues	—	—	—	—
Total revenues	$168.2	$115.9	$—	$284.1

Depreciation and amortization	$18.6	$3.4	$—	$22.0
Interest expense	$7.8	$—	$—	$7.8
Income from operations before income tax	$15.1	$11.2	$—	$26.3

Cash capital expenditures	$19.4	$4.1	$—	$23.5

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Three months ended June 30, 2016
Revenues from external customers	$185.1	$128.6	$—	$313.7
Intersegment revenues	—	—	—	—
Total revenues	$185.1	$128.6	$—	$313.7

Depreciation and amortization	$17.6	$19.2	$—	$36.8
Fixed-asset Impairments (Note 14)	$—	$857.1	$—	$857.1
Interest expense	$5.3	$0.1	$—	$5.4
Income / (loss) from operations before income tax	$30.1	$(865.4)	$—	$(835.3)

Cash capital expenditures	$18.1	$17.9	$—	$36.0

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Six months ended June 30, 2017
Revenues from external customers	$358.3	$236.9	$—	$595.2
Intersegment revenues	—	—	—	—
Total revenues	$358.3	$236.9	$—	$595.2

Depreciation and amortization	$36.7	$8.8	$—	$45.5
Fixed-asset Impairments (Note 14)	$—	$66.3	$—	$66.3
Interest expense	$15.2	$0.2	$—	$15.4
Income / (loss) from operations before income tax	$40.1	$(77.5)	$—	$(37.4)

Cash capital expenditures	$45.7	$11.9	$—	$57.6

At June 30, 2017
Total assets	$1,647.5	$201.1	$—	$1,848.6

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Six months ended June 30, 2016
Revenues from external customers	$389.6	$273.3	$—	$662.9
Intersegment revenues	—	—	—	—
Total revenues	$389.6	$273.3	$—	$662.9

Depreciation and amortization	$34.8	$36.3	$—	$71.1
Fixed-asset Impairments (Note 14)	$—	$857.1	$—	$857.1
Interest expense	$10.5	$0.2	$—	$10.7
Income / (loss) from operations before income tax	$64.5	$(853.7)	$—	$(789.2)

Cash capital expenditures	$42.2	$29.6	$—	$71.8

At December 31, 2016
Total assets	$1,710.5	$324.6	$—	$2,035.1

Note 13 – Assets and Liabilities Held For Sale

On April 21, 2017, DP&L and AES Ohio Generation entered into an Asset Purchase Agreement with subsidiaries of Dynegy Inc., for the sale of DP&L's undivided interests in the Zimmer Station and the Miami Fort Station for cash and the assumption of certain liabilities, including environmental liabilities. The cash purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs prior to closing. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

Accordingly, the assets and liabilities of Zimmer Station and Miami Fort Station were classified as held for sale as of June 30, 2017, but the plants did not meet the criteria to be reported as discontinued operations. The following table summarizes the major classes of assets and liabilities as of June 30, 2017:

$ in millions	June 30, 2017
Assets
Inventories	$24.0
Property, plant & equipment, net	44.6
Total assets of the disposal group classified as held for sale in the balance sheet	$68.6

Liabilities
Accounts payable	$12.9
Accrued taxes	4.9
Asset retirement obligations	3.7
Other liabilities	0.7
Total liabilities of the disposal group classified as held for sale in the balance sheet	$22.2

Zimmer Station and Miami Fort Station's results are reflected within continuing operations in the Condensed Statements of Operations. The combined income / (loss) from continuing operations before income tax for Zimmer Station and Miami Fort Station was $3.0 million and $(9.7) million for the three months ended June 30, 2017 and 2016, respectively, and $2.2 million and $(16.2) million for the six months ended June 30, 2017 and 2016, respectively. Zimmer Station and Miami Fort Station are included in the Generation segment.

Note 14 – Fixed-asset Impairments

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively.

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

During the second quarter of 2016, we tested the recoverability of our long-lived assets at certain of our generation facilities at DP&L. A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. We performed a long-lived asset impairment analysis and determined that the carrying amount of the asset groups of Stuart, Killen and Zimmer were not recoverable. The asset groups of Stuart, Killen and Zimmer were determined to have fair values of $164.4 million, $84.3 million and $111.0 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $292.0 million, $246.2 million and $318.9 million for Stuart, Killen and Zimmer, respectively.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL and DP&L. On November 28, 2011, DPL became an indirectly wholly-owned subsidiary of AES, a global power company. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and together, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

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

REGULATORY ENVIRONMENT

DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. See Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL’s Condensed Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L’s Condensed Financial Statements. In addition to matters discussed or updated herein, our Forms 10-K and 10-Q previously filed with the SEC during 2017 describe other regulatory matters which have not materially changed since those filings.

ENVIRONMENTAL MATTERS

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities and operations to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters as of June 30, 2017. We have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or cannot be reasonably estimated. Of these, those that we believe are most likely to have a material effect are disclosed in our 2016 10-K. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our EGUs and stations. Some of these matters could have material adverse effects on the operation of such EGUs and stations or our financial condition.

As a result of DP&L’s decision to retire its Stuart and Killen Generating stations, the following environmental regulations and requirements are not expected to have a material impact on DP&L with respect to either of the two generating stations:

•	water intake regulations finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart station; and

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015.

PJM PRICING

Capacity Auction Price
The PJM capacity base residual auction for the 2020/21 period cleared at a per megawatt price of $77/MW-day for our RTO area. The per megawatt prices for the periods 2019/20, 2018/19, 2017/18 and 2016/17 were $100/MW-day, $165/MW-day, $152/MW-day and $134/MW-day, respectively, based on previous auctions. As discussed in our Form 10-K, the CP program, which was previously approved by the FERC, will phase out RPM as of the 2018/19 period. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/MW-day in the capacity auction price would result in an annual impact to net income of approximately $5.4 million and $4.6 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity and the levels of wholesale revenues. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Ohio law and PUCO rules contain targets relating to renewable energy, peak demand reduction and energy efficiency standards. If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance. DP&L is in full compliance with energy efficiency, peak demand reduction and renewable targets. In 2016, DP&L filed a new energy efficiency portfolio plan for the years 2017 through 2019. Ultimately, DP&L entered into a settlement agreement (which is subject to PUCO approval), under which it has agreed to an extension of its current plan with slight changes through 2017. Consistent with that agreement, on June 15, 2017, DP&L filed a new energy efficiency portfolio plan for programs in years 2018 through 2020.

DP&L and AES Ohio Generation have filed an application before the FERC to adjust their rates with respect to reactive power provided to PJM from their generation units. On March 3, 2017, DP&L, AES Ohio Generation, and certain intervening parties filed an Offer of Settlement that was approved by the FERC on May 16, 2017. The changes from current reactive power rates are not material. Additionally, the FERC has referred to FERC’s Office of Enforcement for investigation of an issue regarding reactive power charges under the previously effective rates in light of changes in DP&L’s generation portfolio. DP&L's reactive power rates were last reset in 1998. As of the date of this report, DP&L is unable to predict the ultimate outcome of the investigation. Several other utilities within

PJM are also being investigated by FERC’s Office of Enforcement on the same issue of changes in the generation portfolio that occurred in between rate proceedings.

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$151.4	$168.5	$323.3	$355.7
Wholesale	94.5	107.3	197.6	229.7
RTO revenues	14.4	14.8	28.4	30.4
RTO capacity revenues	34.7	35.2	66.8	71.7
Other revenues	3.1	2.5	5.9	4.8
Total revenues	298.1	328.3	622.0	692.3
Cost of revenues:
Fuel costs	54.3	61.9	108.7	130.5
Gains from the sale of coal	(0.3)	(1.3)	(0.6)	(3.0)
Mark-to-market gains	—	(0.4)	—	(0.4)
Total fuel	54.0	60.2	108.1	127.1

Purchased power	59.8	77.2	137.2	168.4
RTO charges	16.4	16.2	37.5	37.0
RTO capacity charges	3.7	6.5	6.9	14.9
Mark-to-market gains	(2.5)	(3.0)	(2.2)	(1.5)
Total purchased power	77.4	96.9	179.4	218.8

Total cost of revenues	131.4	157.1	287.5	345.9

Gross margin	166.7	171.2	334.5	346.4

Operating expenses:
Operation and maintenance	82.1	77.2	168.4	165.7
Depreciation and amortization	26.5	36.0	54.5	69.4
General taxes	24.0	21.6	48.2	42.6
Fixed-asset impairment	—	235.5	66.4	235.5
Loss / (gain) on asset disposal	(3.2)	—	16.2	0.1
Other	0.3	—	(0.9)	—
Total operating expenses	129.7	370.3	352.8	513.3

Operating income / (loss)	37.0	(199.1)	(18.3)	(166.9)

Other income / (expense), net:
Investment income	0.1	0.3	0.1	0.2
Interest expense	(27.4)	(26.0)	(54.3)	(52.3)
Charge for early redemption of debt	(0.3)	—	(0.3)	(2.6)
Other deductions	(0.6)	(0.3)	(1.6)	(0.7)
Total other expense, net	(28.2)	(26.0)	(56.1)	(55.4)

Income / (loss) from continuing operations before income tax (a)	$8.8	$(225.1)	$(74.4)	$(222.3)

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Heating degree days (a)	393	605	2,685	3,181
Cooling degree days (a)	276	301	278	301

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

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plants and non-affiliated generating plants to sell into the wholesale market; and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Retail
Rate	$(13.9)	$(18.2)
Volume	(4.2)	(18.6)
Other miscellaneous	1.0	4.4
Total retail change	(17.1)	(32.4)

Wholesale
Rate	(5.4)	(16.8)
Volume	(7.4)	(15.3)
Total wholesale change	(12.8)	(32.1)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(0.9)	(6.9)

Other
Other revenues	0.6	1.1

Total revenues change	$(30.2)	$(70.3)

During the three months ended June 30, 2017, Revenues decreased $30.2 million to $298.1 million from $328.3 million in the same period of the prior year. This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale volumes, and lower RTO revenues and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $17.1 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016 and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 212 degree days and cooling degree days decreased by 25 degree days. The aforementioned impacts resulted in an unfavorable $13.9 million retail price variance and an unfavorable $4.2 million retail volume variance. These variances were partially offset by a favorable other miscellaneous variance of $1.0 million.

•
Wholesale revenues decreased $12.8 million primarily as a result of an unfavorable $7.4 million wholesale volume variance and an unfavorable $5.4 million wholesale price variance. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes of $7.4 million was primarily driven by a decrease in the load served of other parties through their competitive bid process, as well as a 4% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, decreased $0.9 million compared to the same period in the prior year. This decrease was the result of a $0.5 million decrease in revenue realized from the PJM capacity auction in 2017 due to lower average prices in the CP and RPM auctions as well as less capacity cleared. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. There was also a $0.4 million decrease in RTO revenues due to lower rates related to compensation for DPL's reactive supply and operating reserves.

During the six months ended June 30, 2017, Revenues decreased $70.3 million to $622.0 million from $692.3 million in the same period of the prior year. This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale volumes, and lower RTO revenues and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $32.4 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 496 degree days and cooling degree days decreased by 23 degree days. The aforementioned impacts resulted in an unfavorable $18.6 million retail volume variance and an unfavorable $18.2 million retail price variance. These variances were partially offset by a favorable other miscellaneous variance of $4.4 million.

•
Wholesale revenues decreased $32.1 million primarily as a result of an unfavorable $16.8 million wholesale price variance and an unfavorable $15.3 million wholesale volume variance. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes of $15.3 million was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 3% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, decreased $6.9 million compared to the same period in the prior year. This decrease was the result of a $4.9 million decrease in revenue realized from the PJM capacity auction in 2017 primarily due to lower average prices in the CP and RPM auctions as well as less capacity cleared year over year. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. There was also a $2.0 million decrease in RTO revenues due to lower rates related to compensation for DPL's reactive supply and operating reserves.

DPL – Cost of Revenues
During the three months ended June 30, 2017, Cost of revenues decreased $25.7 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $6.2 million compared to the same period in the prior year primarily due to a 9% decrease in average fuel cost per MWh and a 4% decrease in internal generation.

•	Net purchased power decreased $19.5 million compared to the same period in the prior year. This change was driven by the following factors:

◦
Purchased power decreased $17.4 million primarily due to a $10.5 million volume decrease and a $6.9 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016.

◦
RTO charges increased $0.2 million compared to the same period in the prior year. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $2.8 million compared to the same period in the prior year primarily due to a lower retail load served in 2017. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $0.5 million due to changes in power prices in 2017 and 2016.

During the six months ended June 30, 2017, Cost of revenues decreased $58.4 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $19.0 million compared to the same period in the prior year primarily due to a 14% decrease in average fuel cost per MWh and a 3% decrease in internal generation. There were fuel costs deferred in 2015, which were expensed in 2016 because they were collected in 2016, which contributed to the price decrease. There were no fuel costs deferred or collected in the first six months of 2017.

•	Net purchased power decreased $39.4 million compared to the same period in the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $31.2 million primarily due to a $24.5 million volume decrease and a $6.7 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016.

◦
RTO charges increased $0.5 million compared to the same period in the prior year. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $8.0 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains increased $0.7 million due to changes in power prices in 2017 and 2016.

DPL – Operation and Maintenance
During the three and six months ended June 30, 2017, Operation and Maintenance expense increased $4.9 million and $2.7 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Increase in group insurance expense	$6.5	$7.3
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	0.7	5.4
Increase / (decrease) in generating facilities operating and maintenance expenses	(0.4)	3.1
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	(5.0)	(12.0)
Other, net	3.1	(1.1)
Net change in operation and maintenance expense	$4.9	$2.7

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three and six months ended June 30, 2017, Depreciation and amortization decreased $9.5 million and $14.9 million respectively, compared to the same periods in the prior year. The decrease was primarily a result of the fixed-asset impairments in the second and fourth quarters of 2016, and the first quarter of 2017, which reduced depreciation expense due to the lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the pending sale of these two plants.

DPL – General Taxes
During the three months ended June 30, 2017, General taxes increased $2.4 million compared to the same period in the prior year. The increase was primarily the result of a $1.2 million true-up of the 2016 Ohio property tax accrual to reflect actual payments made in 2017, and a $0.4 million increase in the 2017 accrual to reflect a higher estimated 2017 liability.

During the six months ended June 30, 2017, General taxes increased $5.6 million compared to the same period in the prior year. The increase was primarily the result of lower expense in 2016 due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016. In addition, 2017 expense was higher due to a $1.6 million unfavorable true-up of the 2016 and 2017 Ohio property tax accruals to reflect actual payments made in 2017 and higher rates.

DPL – Fixed-asset Impairment
During the six months ended June 30, 2017, DPL recorded an impairment of fixed-assets of $66.4 million. DPL recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements.

During the three and six months ended June 30, 2016, DPL recorded an impairment of fixed assets of $235.5 million. For more information, see Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements.

DPL – Loss (Gain) on Asset Disposal
During the three months ended June 30, 2017, DPL recorded a gain on asset disposal of $3.2 million to offset the net loss recorded on the disposal of assets in the first quarter of 2017 related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station, due to additional accrued insurance recoveries.

During the six months ended June 30, 2017, DPL recorded a loss on asset disposal of $16.2 million related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants. There was also a $6.4 million loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station; however, this was completely offset by accrued insurance proceeds.

DPL – Charge for Early Redemption of Debt
During the six months ended June 30, 2017, Charge for early redemption of debt decreased $2.3 million primarily due to the February 2016 make-whole premium of $2.4 million associated with the early redemption of $73.0 million of the 6.5% Senior Notes due in 2016.

DPL – Income Tax Expense
During the three months ended June 30, 2017, Income tax expense / (benefit) increased $96.6 million compared to the same period in the prior year primarily due to pre-tax income in the current year versus a pre-tax loss in the prior year.

During the six months ended June 30, 2017, Income tax benefit decreased $64.5 million compared to the same period in the prior year primarily due to a significantly lower pre-tax loss in the current year versus the prior year.

RESULTS OF OPERATIONS BY SEGMENT – DPL Inc.

DPL currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

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

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL’s long-term debt and adjustments related to purchase accounting from the Merger. The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales and profits are eliminated in consolidation. Certain shared and corporate costs are allocated among reporting segments.

See Note 11 – Business Segments of Notes to DPL’s Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segments.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
T&D	$15.1	$29.8	$40.1	$64.0
Generation	13.2	(861.6)	(73.6)	(873.9)
Other	(19.5)	606.7	(40.9)	587.6
Income / (loss) from continuing operations before income tax (a)	$8.8	$(225.1)	$(74.4)	$(222.3)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Statement of Operations Highlights – DPL Inc. – T&D Segment

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$151.6	$168.8	$323.8	$356.3
Wholesale	3.5	3.4	8.6	7.0
RTO revenues	11.5	11.4	23.0	22.7
RTO capacity revenues	1.6	1.5	2.9	3.6
Total revenues	168.2	185.1	358.3	389.6

Cost of revenues:

Net fuel cost	—	—	—	5.3

Purchased power:
Purchased power	53.3	60.1	120.0	126.0
RTO charges	13.1	13.6	27.5	28.6
RTO capacity charges	0.1	0.3	0.1	(0.4)
Total purchased power	66.5	74.0	147.6	154.2

Total cost of revenues	66.5	74.0	147.6	159.5

Gross margin	101.7	111.1	210.7	230.1

Operating expenses:
Operation and maintenance	40.2	41.3	79.0	87.6
Depreciation and amortization	18.6	17.6	36.7	34.8
General taxes	19.6	17.4	38.5	33.0
Loss on asset disposal	—	(0.5)	—	(0.4)
Total operating expenses	78.4	75.8	154.2	155.0

Operating income	23.3	35.3	56.5	75.1

Other expense, net
Investment income	0.1	0.2	0.1	0.2
Interest expense	(7.8)	(5.6)	(15.2)	(11.0)
Charge for early retirement of debt	(0.1)	—	(0.1)	—
Other expense	(0.4)	(0.1)	(1.2)	(0.3)
Total other expense, net	(8.2)	(5.5)	(16.4)	(11.1)

Income from continuing operations before income tax (a)	$15.1	$29.8	$40.1	$64.0

(a)
For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – T&D Segment – Revenues
During the three months ended June 30, 2017, the segment’s revenues decreased $16.9 million to $168.2 million from $185.1 million in the same period of the prior year. This decrease was primarily the result of lower retail volumes and lower average retail rates.

•
Retail revenues decreased $17.2 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016 and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 212 degree days and cooling degree days decreased by 25 degree days. The aforementioned impacts resulted in an unfavorable $4.3 million retail volume variance and an unfavorable $13.9 million retail price variance. These variances were partially offset by a favorable other miscellaneous variance of $1.0 million.

•	Wholesale revenues increased $0.1 million. These revenues, included in the T&D segment, consist of our 4.9% share of the generation output of OVEC, which is sold into PJM at market prices.

•	RTO capacity and other revenues increased $0.2 million compared to the same period in the prior year.

During the six months ended June 30, 2017, the segment’s revenues decreased $31.3 million to $358.3 million from $389.6 million in the same period of the prior year. This decrease was primarily the result of lower retail volumes and lower average retail rates, partially offset by higher wholesale revenues.

•
Retail revenues decreased $32.5 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 496 degree days and cooling degree days decreased by 23 degree days. The aforementioned impacts resulted in an unfavorable $18.7 million retail volume variance and an unfavorable $18.3 million retail price variance. In addition, there was a favorable other miscellaneous variance of $4.5 million.

•
Wholesale revenues increased $1.6 million. These revenues, included in the T&D segment, consist of our 4.9% share of the generation output of OVEC, which is sold into PJM at market prices. As such, the increase in wholesale revenue is due to increased OVEC revenue.

•	RTO capacity and other revenues decreased $0.4 million compared to the same period in the prior year.

DPL Inc. – T&D Segment – Cost of Revenues
During the three months ended June 30, 2017, Total cost of revenues decreased $7.5 million compared to the prior year. This decrease was a result of:

•	Net purchased power decreased $7.5 million compared to the prior year. This was driven by the following factors:

◦
Purchased power decreased $6.8 million compared to the same period in the prior year primarily due to a favorable price variance of $3.4 million driven by lower rates in the competitive bid process in 2017, and lower volumes of $3.4 million due to the decrease in DP&L retail demand in 2017.

◦	RTO capacity and other charges decreased $0.7 million compared to the same period in the prior year.

During the six months ended June 30, 2017, Total cost of revenues decreased $11.9 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include expense recognition or deferral coinciding with the collection of fuel costs through the regulatory fuel deferral, decreased $5.3 million compared to the prior year primarily due to fuel costs deferred in 2015, being collected in 2016. There were no fuel costs deferred or collected in the first quarter of 2017.

•	Net purchased power decreased $6.6 million compared to the prior year. This was driven by the following factors:

◦
Purchased power decreased $6.0 million compared to the same period in the prior year primarily due to a favorable price variance of $1.0 million driven by lower rates in the competitive bid process in 2017, and lower volumes of $5.0 million due to the decrease in DP&L retail demand in 2017.

◦	RTO capacity and other charges decreased $0.6 million compared to the same period in the prior year.

DPL Inc. – T&D Segment – Operating Expenses
During the three and six months ended June 30, 2017, Operating expenses increased $2.6 million and decreased $0.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended June 30,	Six months ended June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(5.0)	$(12.0)
Increase in General taxes (b)	2.2	5.5
Increase in group insurance expense	3.4	3.4
Increase in Depreciation and amortization expense primarily due to additional investments in T&D fixed assets	1.0	1.9
Other, net	1.0	0.4
Net change in operating expenses	$2.6	$(0.8)

(a)	There is a corresponding offset in Revenues associated with these programs, resulting in no impact to Income from continuing operations before income tax.

(b)
During the three months ended June 30, 2017, General taxes increased $2.2 million compared to the same period in the prior year. The increase was primarily the result of a $1.2 million true-up of the 2016 Ohio property tax accrual to reflect actual payments made in 2017, and a $0.4 million increase in the 2017 accrual to reflect a higher estimated 2017 liability. During the six months ended June 30, 2017, General taxes increased $5.5 million compared to the same period in the prior year. The increase was primarily the result of lower expense in 2016 due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016. In addition, 2017 expense was higher due to a $1.6 million unfavorable true-up of the 2016 and 2017 Ohio property tax accruals to reflect actual payments made in 2017 and higher rates.

DPL Inc. – T&D Segment – Interest Expense
During the three months ended June 30, 2017, Interest expense increased $2.2 million compared to the same period in the prior year primarily driven by higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

During the six months ended June 30, 2017, Interest expense increased $4.2 million compared to the same period in the prior year primarily driven by higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

Statement of Operations Highlights – DPL Inc. – Generation Segment

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$0.1	$0.1	$0.1	$0.1
Wholesale	91.3	104.3	189.8	223.7
RTO revenues	2.9	3.4	5.4	7.7
RTO capacity revenues	33.1	33.7	63.9	68.1
Other mark-to-market losses	—	(0.1)	—	—
Total revenues	127.4	141.4	259.2	299.6

Cost of revenues:
Cost of fuel:
Fuel costs	54.3	61.9	108.7	124.9
Gains from the sale of coal	(0.3)	(1.3)	(0.6)	(2.7)
Mark-to-market gains	—	(0.4)	—	(0.4)
Net fuel costs	54.0	60.2	108.1	121.8

Purchased power:
Purchased power	6.5	17.5	17.2	43.4
RTO charges	3.3	2.6	10.0	8.4
RTO capacity charges	3.6	6.2	6.8	15.3
Mark-to-market gains	(2.5)	(3.1)	(2.2)	(1.5)
Net purchased power	10.9	23.2	31.8	65.6

Total cost of revenues	64.9	83.4	139.9	187.4

Gross margin	62.5	58.0	119.3	112.2

Operating expenses:
Operation and maintenance	42.8	36.9	89.7	79.3
Depreciation and amortization	4.9	20.8	11.9	39.4
General taxes	4.3	4.2	9.5	9.6
Fixed-asset impairment	—	857.1	66.3	857.1
Loss / (gain) on asset disposal	(3.2)	0.5	16.2	0.5
Other	0.3	—	(0.9)	—
Total operating expenses	49.1	919.5	192.7	985.9

Operating income / (loss)	13.4	(861.5)	(73.4)	(873.7)

Other expense, net
Interest expense	(0.2)	(0.1)	(0.2)	(0.2)
Total other expense, net	(0.2)	(0.1)	(0.2)	(0.2)

Income / (loss) from continuing operations before income tax (a)	$13.2	$(861.6)	$(73.6)	$(873.9)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – Generation Segment – Revenues
During the three months ended June 30, 2017, the segment’s revenues decreased $14.0 million to $127.4 million from $141.4 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and lower average rates.

•
Wholesale revenues decreased $13.0 million primarily as a result of an unfavorable wholesale price variance of $10.3 million and an unfavorable wholesale volume variance of $2.7 million. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process, as well as a 4% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, decreased $1.1 million compared to the same period in the prior year.

During the six months ended June 30, 2017, the segment’s revenues decreased $40.4 million to $259.2 million from $299.6 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and rates and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $33.9 million primarily as a result of an unfavorable $18.9 million wholesale price variance and an unfavorable $15.0 million wholesale volume variance. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 3% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, decreased $6.5 million compared to the same period in the prior year. This decrease was the result of a $4.2 million decrease in revenue realized from the PJM capacity auction in 2017 primarily due to lower average prices in the CP and RPM auctions as well as less capacity cleared year over year. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. There was also a $2.3 million decrease in RTO revenues due to lower rates related to compensation for DPL's reactive supply and operating reserves.

DPL Inc. – Generation Segment – Cost of Revenues
During the three months ended June 30, 2017, Total cost of revenues decreased $18.5 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $6.2 million compared to the same period in the prior year primarily due to a 9% decrease in average fuel cost per MWh and a 4% decrease in internal generation.

•	Net purchased power decreased $12.3 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $11.0 million primarily due to a favorable volume variance of $9.8 million and a favorable price variance of $1.2 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2016. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges increased $0.7 million compared to the same period in the prior year.

◦
RTO capacity charges decreased $2.6 million compared to the same period in the prior year primarily due to a lower retail load served in 2017. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $0.6 million due to changes in power prices in 2017 and 2016.

During the six months ended June 30, 2017, Total cost of revenues decreased $47.5 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $13.7 million compared to the same period in the prior year primarily due to a 10% decrease in average fuel cost per MWh and a 3% decrease in internal generation.

•	Net purchased power decreased $33.8 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $26.2 million primarily due to a favorable volume variance of $26.5 million, partially offset by an unfavorable price variance of $0.3 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2016. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges increased $1.6 million compared to the same period in the prior year.

◦
RTO capacity charges decreased $8.5 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains increased $0.7 million due to changes in power prices in 2017 and 2016.

DPL Inc. – Generation Segment – Operating Expenses
During the three and six months ended June 30, 2017, Operating expenses decreased $870.4 million and $793.2 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended June 30,	Six months ended June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Change in Fixed-asset impairment from 2016 to 2017 (a)	(857.1)	$(790.8)
Decrease in Depreciation and amortization expense as a result of the fixed-asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values	(15.9)	(27.5)
Loss / (gain) on asset disposal (b)	(3.2)	16.2
Increase / (decrease) in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	(0.1)	5.7
Increase in group insurance expenses	3.1	3.8
Increase / (decrease) in generating facilities operating and maintenance expenses	(0.5)	3.2
Other, net	3.3	(3.8)
Net change in operating expenses	$(870.4)	$(793.2)

(a)
During the six months ended June 30, 2017, the Generation segment recorded a fixed-asset impairment of $66.3 million. The Generation segment recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively. During the six months ended June 30, 2016, the Generation segment recorded a fixed-asset impairment of $857.1 million. The Generation segment recognized asset impairment expense of $230.8 million and $4.7 million for Killen Station and certain DP&L peaking generating facilities, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements.

(b) During the three months ended June 30, 2017, the Generation segment recorded a gain on asset disposal of $3.2 million to offset the net loss recorded on the disposal of assets in the first quarter of 2017 related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station, due to additional accrued insurance recoveries. During the six months ended June 30, 2017, the Generation segment recorded a loss on asset disposal of $16.2 million related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants. There was also a $6.4 million loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station; however, this was completely offset by accrued insurance proceeds.

DPL Inc. – Generation Segment – Interest Expense
During the three and six months ended June 30, 2017, Interest expense did not change significantly compared to the same periods in the prior year.

In the generation separation order dated September 17, 2014, the PUCO permitted DP&L, upon transfer of the generation assets to AES Ohio Generation, to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. For segment purposes, $750.0 million of long-term debt and the pro rata interest expense associated with that debt has been allocated to the T&D segment. All remaining debt and interest expense has been included in the Generation segment.

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$151.7	$168.9	$323.9	$356.4
Wholesale	90.4	101.9	188.9	219.3
RTO revenues	13.2	14.2	26.5	28.7
RTO capacity revenues	28.8	28.9	55.9	58.6
Other mark-to-market losses	—	(0.2)	—	(0.1)
Total revenues	284.1	313.7	595.2	662.9
Cost of revenues:
Fuel costs	50.2	57.3	100.6	121.9
Gains from the sale of coal	(0.3)	(1.3)	(0.6)	(3.0)
Mark-to-market gains	—	(0.4)	—	(0.4)
Total fuel	49.9	55.6	100.0	118.5

Purchased power	59.4	77.5	136.4	168.9
RTO charges	16.3	16.1	36.9	36.4
RTO capacity charges	3.2	6.0	6.1	14.1
Mark-to-market gains	(2.5)	(2.9)	(2.2)	(1.4)
Total purchased power	76.4	96.7	177.2	218.0

Total cost of revenues	126.3	152.3	277.2	336.5

Gross margin	157.8	161.4	318.0	326.4

Operating expenses:
Operation and maintenance	80.9	76.4	163.5	162.5
Depreciation and amortization	22.0	36.8	45.5	71.1
General taxes	23.6	21.1	47.2	41.6
Gain on termination of contract	—	—	—	(27.7)
Fixed-asset impairment	—	857.1	66.3	857.1
Loss / (gain) on asset disposal	(3.2)	0.1	16.2	0.2
Total operating expenses	123.3	991.5	338.7	1,104.8

Operating income	34.5	(830.1)	(20.7)	(778.4)

Other expense, net
Investment income	0.1	0.3	0.1	0.2
Interest expense	(7.8)	(5.4)	(15.4)	(10.7)
Charge for early redemption of debt	(0.1)	—	(0.1)	—
Other expense	(0.4)	(0.1)	(1.3)	(0.3)
Total other expense, net	(8.2)	(5.2)	(16.7)	(10.8)

Income / (loss) from operations before income tax (a)	$26.3	$(835.3)	$(37.4)	$(789.2)

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

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plants and non-affiliated generating plants to sell into the wholesale market; and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Retail
Rate	$(13.9)	$(18.3)
Volume	(4.3)	(18.7)
Other miscellaneous	1.0	4.5
Total retail change	(17.2)	(32.5)

Wholesale
Rate	(5.9)	(18.6)
Volume	(5.6)	(11.8)
Total wholesale change	(11.5)	(30.4)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(1.1)	(4.9)

Other
Unrealized MTM	0.2	0.1

Total revenues change	$(29.6)	$(67.7)

During the three months ended June 30, 2017, Revenues decreased $29.6 million to $284.1 million from $313.7 million in the same period in the prior year. This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale volumes, and lower RTO revenues and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $17.2 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016 and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 212 degree days and cooling degree days decreased by 25 degree days. The aforementioned impacts resulted in an unfavorable $13.9 million retail price variance and an unfavorable $4.3 million retail volume variance. These variances were partially offset by a favorable other miscellaneous variance of $1.0 million.

•
Wholesale revenues decreased $11.5 million primarily as a result of an unfavorable $5.9 million wholesale price variance and an unfavorable $5.6 million wholesale volume variance. Despite year over year increases in PJM market prices, average wholesale rates decreased due to higher rates on contracted sales to serve the load of other parties in 2016 as well as hedged transactions in both years. The decrease in wholesale volumes of $5.6 million was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 2% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, decreased $1.1 million compared to the same period in the prior year. This decrease was the result of a $1.0 million decrease in RTO revenues due to lower rates related to compensation for DP&L's reactive supply and operating reserves. In addition, there was a $0.1 million decrease in revenue realized from the PJM capacity auction in 2017.

During the six months ended June 30, 2017, Revenues decreased $67.7 million to $595.2 million from $662.9 million in the same period in the prior year. This decrease was primarily the result of lower average retail and wholesale rates, lower retail and wholesale volumes, and lower RTO revenues and RTO capacity revenues. The changes in the components of revenue are discussed below:

•
Retail revenues decreased $32.5 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 496 degree days and cooling degree days decreased by 23 degree days. The aforementioned impacts resulted in an unfavorable $18.7 million retail volume variance and an unfavorable $18.3 million retail price variance. These variances were partially offset by a favorable other miscellaneous variance of $4.5 million.

•
Wholesale revenues decreased $30.4 million primarily as a result of an unfavorable $18.6 million wholesale price variance and an unfavorable $11.8 million wholesale volume variance. Despite year over year increases in PJM market prices, average wholesale rates decreased due to higher rates on contracted sales to serve the load of other parties in 2016 as well as hedged transactions in both years. The decrease in wholesale volumes of $11.8 million was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 1% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, decreased $4.9 million compared to the same period in the prior year. This decrease was the result of a $2.7 million decrease in revenue realized from the PJM capacity auction in 2017 primarily due to lower prices in both the CP and RPM auctions as well as less capacity cleared year over year. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. There was also a $2.2 million decrease in RTO revenues due to lower rates related to compensation for DPL's reactive supply and operating reserves.

DP&L – Cost of Revenues
During the three months ended June 30, 2017, Cost of revenues decreased $26.0 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $5.7 million, compared to the same period in the prior year primarily due to an 11% decrease in average fuel cost per MWh and a 2% decrease in internal generation at DP&L's plants in 2017.

•	Net purchased power decreased $20.3 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $18.1 million primarily due to a $10.8 million volume decrease and a $7.3 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016.

◦
RTO charges increased $0.2 million compared to the same period in the prior year. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $2.8 million compared to the same period in the prior year primarily due to a lower retail load served in 2017. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $0.4 million compared to the same period in the prior year due to changes in power prices in 2017 and 2016.

During the six months ended June 30, 2017, Cost of revenues decreased $59.3 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $18.5 million, compared to the same period in the prior year primarily due to a 16% decrease in average fuel cost per MWh and a 1% decrease in internal generation. There were fuel costs deferred in 2015, which were expensed in 2016 because they were collected in 2016, which contributed to the price decrease. There were no fuel costs deferred or collected in 2017.

•	Net purchased power decreased $40.8 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $32.5 million primarily due to a $24.8 million volume decrease and a $7.7 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016.

◦
RTO charges increased $0.5 million compared to the same period in the prior year. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $8.0 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains increased $0.8 million compared to the same period in the prior year due to changes in power prices in 2017 and 2016.

DP&L – Operation and Maintenance
During the three and six months ended June 30, 2017, Operation and Maintenance expense increased $4.5 million and $1.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Increase in group insurance expense	$6.4	$7.2
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	0.6	6.9
Increase / (decrease) in generating facilities operating and maintenance expenses	(0.8)	1.3
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	(5.0)	(12.0)
Other, net	3.3	(2.4)
Net change in operation and maintenance expense	$4.5	$1.0

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three and six months ended June 30, 2017, Depreciation and amortization decreased $14.8 million and $25.6 million respectively, compared to the same periods in the prior year. The decrease was primarily a result of the fixed-asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the pending sale of these two plants.

DP&L – General Taxes
During the three months ended June 30, 2017, General taxes increased $2.5 million compared to the same period in the prior year. The increase was primarily the result of a $1.2 million true-up of the 2016 Ohio property tax accrual to reflect actual payments made in 2017, and a $0.4 million increase in the 2017 accrual to reflect a higher estimated 2017 liability.

During the six months ended June 30, 2017, General taxes increased $5.6 million compared to the same period in the prior year. The increase was primarily the result of lower expense in 2016 due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016. In addition, 2017 expense was higher due to a $1.6 million unfavorable true-up of the 2016 and 2017 Ohio property tax accruals to reflect actual payments made in 2017 and higher rates.

DP&L – Gain on Termination of Contract
During the six months ended June 30, 2016, DP&L recorded $27.7 million related to the termination of a contract DP&L had with DPLER for the supply of electricity.

DP&L – Fixed-asset Impairment
During the six months ended June 30, 2017, DP&L recorded an impairment of fixed-assets of $66.3 million. DP&L recognized asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements.

During the three and six months ended June 30, 2016, DP&L recorded an impairment of fixed assets of $857.1 million. A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. We performed a long-lived asset impairment test and determined that the carrying amounts of the asset groups of Killen and certain DP&L peaking generating facilities were not recoverable. For more information, see Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements.

DP&L – Loss on Asset Disposal
During the three months ended June 30, 2017, DPL recorded a gain on asset disposal of $3.2 million to offset the net loss recorded on the disposal of assets in the first quarter of 2017 related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station, due to additional accrued insurance recoveries.

During the six months ended June 30, 2017, DP&L recorded a loss on asset disposal of $16.2 million related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants. There was also a $6.4 million loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station; however, this was completely offset by accrued insurance proceeds.

DP&L – Interest Expense
During the three months ended June 30, 2017, Interest expense increased $2.4 million compared to the same period in the prior year primarily due to higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

During the six months ended June 30, 2017, Interest expense increased $4.7 million compared to the same period in the prior year primarily due to higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

DP&L – Income Tax Expense
During the three months ended June 30, 2017, Income tax expense / (benefit) increased $313.9 million compared to the same period in the prior year primarily due to pre-tax income in the current year versus a pre-tax loss in the prior year.

During the six months ended June 30, 2017, Income tax benefit decreased $279.6 million compared to the same period in the prior year primarily due to a significantly lower pre-tax loss in the current year versus the prior year.

RESULTS OF OPERATIONS BY SEGMENT – DP&L

During the fourth quarter of 2016, DP&L’s management reassessed the separate reportable business segments in connection with recent changes in the regulatory environment, including the pending ESP case, and in preparation for the anticipated transfer of DP&L’s generation assets to AES Ohio Generation. DP&L currently manages the business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from operations before income tax as management has concluded that this measure best reflects the underlying business performance of DP&L and is the most relevant measure considered in DP&L’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

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

See Note 12 – Business Segments of Notes to DP&L’s Condensed Financial Statements for additional information regarding DP&L’s reportable segments.

The following table presents DP&L’s Income / (loss) from operations before income tax by business segment:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
T&D	$15.1	$30.1	$40.1	$64.5
Generation	11.2	(865.4)	(77.5)	(853.7)
Income / (loss) from operations before income tax (a)	$26.3	$(835.3)	$(37.4)	$(789.2)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Statement of Operations Highlights – DP&L – Generation Segment

	Three months ended June 30,		Six months ended June 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$0.1	$0.1	$0.1	$0.1
Wholesale	86.9	98.5	180.3	212.3
RTO revenues	1.7	2.8	3.5	6.0
RTO capacity revenues	27.2	27.4	53.0	55.0
Other mark-to-market losses	—	(0.2)	—	(0.1)
Total revenues	115.9	128.6	236.9	273.3

Cost of revenues:
Cost of fuel:
Fuel costs	50.2	57.3	100.6	116.3
Gains from the sale of coal	(0.3)	(1.3)	(0.6)	(2.7)
Mark-to-market gains	—	(0.4)	—	(0.4)
Net fuel costs	49.9	55.6	100.0	113.2

Purchased power:
Purchased power	6.1	17.4	16.4	42.9
RTO charges	3.2	2.5	9.4	7.8
RTO capacity charges	3.1	5.7	6.0	14.5
Mark-to-market gains	(2.5)	(2.9)	(2.2)	(1.4)
Net purchased power	9.9	22.7	29.6	63.8

Total cost of revenues	59.8	78.3	129.6	177.0

Gross margin	56.1	50.3	107.3	96.3

Operating expenses:
Operation and maintenance	40.7	35.1	84.5	74.9
Depreciation and amortization	3.4	19.2	8.8	36.3
General taxes	4.0	3.7	8.7	8.6
Gain on termination of contract	—	—	—	(27.7)
Fixed-asset impairment	—	857.1	66.3	857.1
Loss / (gain) on asset disposal	(3.2)	0.6	16.2	0.6
Total operating expenses	44.9	915.7	184.5	949.8

Operating income / (loss)	11.2	(865.4)	(77.2)	(853.5)

Other expense, net
Investment income	—	0.1	—	—
Interest expense	—	(0.1)	(0.2)	(0.2)
Other expense	—	—	(0.1)	—
Total other expense, net	—	—	(0.3)	(0.2)

income / (loss) from operations before income tax (a)	$11.2	$(865.4)	$(77.5)	$(853.7)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Generation Segment – Revenues
During the three months ended June 30, 2017, the segment’s revenues decreased $12.7 million to $115.9 million from $128.6 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and rates and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $11.6 million primarily as a result of an unfavorable wholesale price variance of $10.7 million and an unfavorable wholesale volume variance of $0.9 million. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process in 2017 compared to the prior year and a 2% decrease in internal generation at DP&L's plants in 2017.

•	RTO capacity and other revenues decreased $1.3 million compared to same period in the prior year.

During the six months ended June 30, 2017, the segment’s revenues decreased $36.4 million to $236.9 million from $273.3 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and rates and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $32.0 million primarily as a result of an unfavorable wholesale price variance of $20.5 million and an unfavorable wholesale volume variance of $11.5 million. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process in 2017 compared to the prior year and a 1% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of PJM capacity payments, decreased $4.5 million compared to same period in the prior year. This decrease was the result of a $2.0 million decrease in revenue realized from the PJM capacity auction in 2017 primarily due to lower prices in both the CP and RPM auctions as well as less capacity cleared year over year. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. There was also a $2.5 million decrease in RTO revenues due to lower rates related to compensation for DP&L's reactive supply and operating reserves.

DP&L – Generation Segment – Cost of Revenues
During the three months ended June 30, 2017, Total cost of revenues decreased $18.5 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $5.7 million compared to the same period in the prior year primarily due to an 11% decrease in average fuel cost per MWh and a 2% decrease in internal generation at DP&L's plants in 2017.

•	Net purchased power decreased $12.8 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $11.3 million primarily due to a favorable volume variance of $10.1 million and a favorable price variance of $1.2 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2016. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges increased $0.7 million compared to the same period in the prior year.

◦
RTO capacity charges decreased $2.6 million compared to the same period in the prior year primarily due to a lower retail load served in 2017. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $0.4 million due to changes in power prices in 2017 and 2016.

During the six months ended June 30, 2017, Total cost of revenues decreased $47.4 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $13.2 million compared to the same period in the prior year primarily due to a 13% decrease in average fuel cost per MWh and a 1% decrease in internal generation at DP&L's plants in 2017.

•	Net purchased power decreased $34.2 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $26.5 million primarily due to a favorable volume variance of $27.1 million, partially offset by an unfavorable price variance of $0.6 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2016. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges increased $1.6 million compared to the same period in the prior year.

◦
RTO capacity charges decreased $8.5 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted in the Revenues section above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains increased $0.8 million due to changes in power prices in 2017 and 2016.

DP&L – Generation Segment – Operating Expenses
During the three and six months ended June 30, 2017, Operating expenses decreased $870.8 million and $765.3 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended June 30,	Six months ended June 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Change in Fixed-asset impairment from 2016 to 2017 (a)	(857.1)	$(790.8)
Decrease in Depreciation and amortization expense as a result of the fixed-asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values	(15.8)	(27.5)
Gain on termination of contract in 2016	—	27.7
Loss / (gain) on asset disposal (b)	(3.2)	16.2
Increase / (decrease) in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures	(0.1)	5.8
Increase in group insurance expense	3.0	3.7
Increase / (decrease) in generating facilities operating and maintenance expenses	(0.8)	1.6
Other, net	3.2	(2.0)
Net change in operating expenses	$(870.8)	$(765.3)

(a)
During the six months ended June 30, 2017, the Generation segment recorded a fixed-asset impairment of $66.3 million. The Generation segment recognized an asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. During the six months ended June 30, 2016, the Generation segment recorded a fixed-asset impairment of $857.1 million. The Generation segment recognized an asset impairment expense of $292.0 million, $246.2 million and $318.9 million for Stuart Station, Killen Station and Zimmer station, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements.

(b) During the three months ended June 30, 2017, the Generation segment recorded a gain on asset disposal of $3.2 million to offset the net loss recorded on the disposal of assets in the first quarter of 2017 related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station, due to additional accrued insurance recoveries. During the six months ended June 30, 2017, the Generation segment recorded a loss on asset disposal of $16.2 million related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants. There was also a $6.4 million loss recorded on the disposal of assets related to the high pressure feedwater heater shell failure on Unit 1 at Stuart station; however, this was completely offset by accrued insurance proceeds.

DP&L – Generation Segment – Interest Expense
During the three and six months ended June 30, 2017, Interest expense did not change significantly compared to the same periods in the prior year.

In the generation separation order dated September 17, 2014, the PUCO permitted DP&L, upon transfer of the generation assets to AES Ohio Generation, to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. For segment purposes, $750.0 million of long-term debt and the pro rata interest expense associated with that debt has been allocated to the T&D segment. All remaining debt and interest expense has been included in the Generation segment.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2017 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, energy efficiency and wholesale prices. In addition, DPL's and DP&L's financial results are likely to be driven by many factors including, but not limited to:

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

Operational
On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. In the first quarter of 2017, DPL incurred an impairment charge of $66.4 million and DP&L incurred an impairment charge of $66.3 million related to these planned retirements. See Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements and Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements for more information. DPL and DP&L also recorded pension curtailment charges of $4.1 million and $5.6 million, respectively, and inventory write off charges of $16.2 million in the first quarter of 2017 associated with the planned retirement.

In addition to the charges noted above, DPL and DP&L estimate that they will incur $7.0 million to $11.0 million in severance and benefit related costs during 2017 and 2018 and approximately $10.0 million to $30.0 million in plant shutdown costs, the timing of which is uncertain as of the date of this report. In addition, DPL also estimates future cash expenditures of approximately $130.0 million for asset retirement obligations beginning in June 2018 and through 2023.

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

DP&L originally filed its ESP 3 seeking an effective date of January 1, 2017. On October 11, 2016, DP&L amended the application requesting to collect $145.0 million per year for seven years, named the Distribution Modernization Rider ("DMR"). This plan established the terms and conditions for DP&L’s SSO to customers that do not choose a competitive retail electric supplier, and recommended including renewable energy attributes as part of the product that is competitively bid. DP&L sought recovery of approximately $10.5 million of regulatory assets, and proposed a new Distribution Investment Rider to allow DP&L to recover costs associated with future distribution equipment and infrastructure needs. Additionally, the plan established new riders set initially at zero, related to energy reductions from DP&L’s energy efficiency programs, and certain environmental liabilities.

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

•
The establishment of a three-year non-bypassable DMR designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L has the option of extending the duration of the DMR for an additional two years;

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

A hearing was held in April 2017 and a final decision by the PUCO is expected in the third quarter of 2017. There can be no assurance that the amended ESP 3 stipulation will be approved as filed or on a timely basis, and if the Amended ESP 3 stipulation is not approved on a timely basis or if the final ESP provides for terms that are more adverse than those submitted in DP&L's amended stipulation, our results of operations, financial condition and cash flows and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort for $50.0 million in cash and the assumption of certain liabilities, including environmental liabilities. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the third quarter of 2017.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates will be in effect until rates approved as a result of DP&L’s pending ESP 3 are effective. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending and the outcome and potential financial impact of those appeals cannot be determined at this time. In July 2017, the Office of the Ohio Consumers Counsel filed a motion with the Ohio Supreme Court seeking to stay collection of the reinstated prior rates while the appeals are pending.

Environmental
We refer to the discussion in “Item 1. Business - Environmental Matters - Climate Change Legislation and Regulation” in our 2016 Form 10-K for a discussion of certain recent developments in environmental laws and regulations, including the USEPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit Court. The challenges to the CPP have been fully briefed and argued but oral arguments have not yet taken place on the GHG NSPS. On March 28, 2017, the USEPA filed a motion in the D.C. Circuit Court to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit Court issued orders holding the challenges to both rules in abeyance for 60 days. The Executive Order instructs the USEPA administrator to review the GHG NSPS and CPP and “if appropriate ... as soon as practicable ... publish for notice and comment proposed rules suspending, revising, or rescinding those rules.” On April 4, 2017, the USEPA published a notice in the Federal Register to announce that it is initiating administrative reviews of both the CPP and the GHG NSPS as a result of the Executive Order.

On July 20, 2017, the Maryland Department of the Environment notified the USEPA that it was considering suing the USEPA for failing to address its November 2016 CAA petition to the USEPA to determine that 36 electric generating units in five upwind states, including DP&L's Killen unit, emit pollutants that contribute to non-attainment of National Ambient Air Quality Standards for Ozone in Maryland, as described further in our 2016 Form 10-K. If this petition is granted or a suit is filed and decided favorably to Maryland Department of the Environment, our facilities could be subject to additional requirements. In light of the scheduled retirement of the Killen unit, we do not expect any additional requirements to have a material impact on us.

On April 13, 2017, as directed by President Trump’s Executive Order 13777, the USEPA published a proposed rule called “Evaluation of Existing Regulations,” announcing the formation of a task force to evaluate regulatory burdens and soliciting comments on any federal regulations that should be considered for repeal, replacement, or modification. The task force will attempt to identify regulations that (a) eliminate jobs or inhibit job creation; (b) are outdated, unnecessary, or ineffective; (c) impose costs that exceed benefits; (d) create a serious inconsistency or otherwise interfere with regulatory reform initiatives and policies; (e) are based on data or methods that are not transparent or publicly available; and (f) are derived from or implement executive orders that have been rescinded or modified. It is unclear what impact this regulatory evaluation will have on our business.

We cannot predict at this time the likely outcome of the USEPA’s review of existing regulations. By order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or consolidated financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the USEPA that rescinds or substantively revises the NSPS, it could impact our plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition or results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had cash and cash equivalents of $34.1 million and $6.1 million, respectively, at June 30, 2017. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,860.7 million and $752.6 million, respectively.

Approximately $50.9 million of DPL's long-term debt including $26.4 million of DP&L's long-term debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt.

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

CASH FLOWS - DPL
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. The following table summarizes the cash flows of DPL:

DPL	Six months ended June 30,
$ in millions	2017	2016
Net cash provided by operating activities	$40.2	$132.4
Net cash used in investing activities	(37.9)	(15.9)
Net cash used in financing activities	(22.8)	(75.5)

Net change	(20.5)	41.0
Balance at beginning of period	54.6	32.4
Cash and cash equivalents at end of period	$34.1	$73.4

DPL - Change in cash flows from operating activities

	Six months ended June 30,		$ change
$ in millions	2017	2016	2017 vs. 2016
Net income / (loss)	(51.2)	(105.0)	$53.8
Depreciation and amortization	54.5	69.4	(14.9)
Impairment expenses	66.4	235.5	(169.1)
Gain on sale of business	—	(49.2)	49.2
Other adjustments to Net income / (loss)	14.7	(93.2)	107.9
Net income / (loss), adjusted for non-cash items	84.4	57.5	26.9
Net change in operating assets and liabilities	(44.2)	74.9	(119.1)
Net cash provided by operating activities	$40.2	$132.4	$(92.2)

The net change in operating assets and liabilities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes payable primarily due to an income tax benefit from the current year loss	$(39.6)
Decrease from accounts receivable due to lower collections	(30.3)
Decrease from accounts payable due to timing of spending	(26.7)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(17.1)
Decrease from inventory primarily due to lower coal purchases in 2016	(13.9)
Other	8.5
Total decrease in cash from changes in operating assets and liabilities	$(119.1)

DPL - Cash flows from investing activities
Capital expenditures, primarily related to transmission and distribution, continue to be our principal use of cash related to investing activities. Net cash from investing activities was $(37.9) million for the six months ended June 30, 2017 compared to $(15.9) million for the six months ended June 30, 2016, primarily driven by a decrease in proceeds from sale of business of $75.5 million, related to the sale of DPLER in January 2016, which was partially offset by a favorable change in restricted cash of $43.5 million, related to a decrease in collateral requirements on derivatives and lower capital expenditures of $12.7 million.

DPL - Cash flows from financing activities
Net cash used in financing activities was $(22.8) million for the six months ended June 30, 2017 compared to $(75.5) million from financing activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, this was due to repayments on the DPL term loan of $12.5 million and the DP&L term loan of $2.2 million, as well as an $8.1 million partial redemption of the $100.0 million 4.8% first mortgage bonds. During the six months ended June 30, 2016, there was a redemption of $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016, along with the related make-whole premium payment of $2.4 million.

CASH FLOWS - DP&L
The following table summarizes the cash flows of DP&L:

DP&L	Six months ended June 30,
$ in millions	2017	2016
Net cash provided by operating activities	$57.5	$159.5
Net cash used in investing activities	(28.7)	(84.0)
Net cash used in financing activities	(24.3)	(35.5)

Net change	4.5	40.0
Balance at beginning of period	1.6	5.4
Cash and cash equivalents at end of period	$6.1	$45.4

DP&L - Change in cash flows from operating activities

	Six months ended June 30,		$ change
$ in millions	2017	2016	2017 vs. 2016
Net income / (loss)	(25.7)	(497.9)	$472.2
Depreciation and amortization	45.5	71.1	(25.6)
Impairment expenses	66.3	857.1	(790.8)
Other adjustments to Net income / (loss)	19.5	(308.5)	328.0
Net income / (loss), adjusted for non-cash items	105.6	121.8	(16.2)
Net change in operating assets and liabilities	(48.1)	37.7	(85.8)
Net cash provided by operating activities	$57.5	$159.5	$(102.0)

The net change in operating assets and liabilities during the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes payable, due to income tax benefit incurred on current year loss	$(32.4)
Decrease from accounts payable due to timing of spending	(24.2)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(17.1)
Decrease from inventory primarily due to lower coal purchases in 2016	(13.6)
Other	1.5
Total decrease in cash from changes in operating assets and liabilities	$(85.8)

DP&L - Cash flows from investing activities
Net cash from investing activities was $(28.7) million for the six months ended June 30, 2017 compared to $(84.0) million for the six months ended June 30, 2016, primarily due to a $43.6 million favorable change in restricted cash, due to a change in the collateral requirements on derivatives, and lower capital expenditures of $14.2 million.

DP&L - Cash flows from financing activities
Net cash used in financing activities was $(24.3) million for the six months ended June 30, 2017 compared to $(35.5) million from financing activities for the six months ended June 30, 2016. For the six months ended June 30, 2017, this was due to repayments on the DP&L term loan of $2.2 million, an $8.1 million partial redemption of the $100.0 million 4.8% first mortgage bonds, and a return of capital of $9.0 million to DPL. During the six months ended June 30, 2016, DP&L repaid $40.0 million of short-term debt to its parent, DPL, partially offset by additional borrowings of $5.0 million from DPL.

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

At June 30, 2017, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2017
DP&L	Revolving	July 2020	$175.0	$173.6
DPL	Revolving	July 2020	205.0	197.6
			$380.0	$371.2

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At June 30, 2017, there were two letters of credit in the aggregate amount of $1.4 million outstanding under this facility, with the remaining $173.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the six months ended June 30, 2017 or 2016.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At June 30, 2017, there were three letters of credit in the aggregate amount of $7.4 million outstanding under this facility, with the remaining $197.6 million available to DPL. Fees associated with this facility were not material during the six months ended June 30, 2017 or 2016.

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

DPL is projecting to spend an estimated $353.6 million in capital projects for the period 2017 through 2019, of which $296.7 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions of which DP&L is a member. DP&L anticipates spending approximately $9.6 million within the next five years to reinforce its 138 kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Long-term debt covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA covenant that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of June 30, 2017, the financial covenant was met with a ratio of 6.86 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense covenant that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of June 30, 2017, this financial covenant was met with a ratio of 2.47 to 1.00.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement have two financial covenants. Prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization ratio may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total debt to Total Capitalization ratio may not be greater than 0.75 to 1.00 at any time, except that (a) prior to the amendment described below, this covenant would have been suspended between January 1, 2017 and December 31, 2017, if during this same time DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million or (b) this financial covenant shall be suspended at any time DP&L maintains a rating of BBB- (or in the case of Moody’s Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility. This covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s shareholder’s equity and total debt.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending June 30, 2017 is 0.52 to 1.00. The amendment also changed, for each agreement, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. This time period was originally January 1, 2017 to December 31, 2017, but is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

The DP&L revolving credit facility and Bond Purchase and Covenants Agreement also have an EBITDA to Interest Expense financial covenant that is calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00. As of June 30, 2017, this covenant was met with a ratio of 8.20 to 1.00.

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

A 10% increase or decrease in the market price of our FTRs at June 30, 2017 would be immaterial.

At June 30, 2017, a 10% increase or decrease in the market price of our net forward power contracts and net natural gas contracts would result in a net impact on unrealized gains/losses of $(1.2) million and $1.6 million, respectively.

Wholesale Revenues
Energy in excess of contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales.

DPL	Six months ended
	June 30,
	2017	2016
Percent of electric revenues from wholesale market	32%	33%

DP&L	Six months ended
	June 30,
	2017	2016
Percent of electric revenues from wholesale market	32%	33%

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

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of June 30, 2017, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power:

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$29.0	$27.6

Capacity Revenues and Costs
As a member of PJM, DP&L receives revenues from the RTO related to its transmission and generation assets and incurs costs associated with its load obligations for retail customers. PJM, which has a delivery year that runs from June 1 to May 31, has conducted auctions for capacity through the delivery year. The clearing prices for capacity during the PJM delivery periods from 2016/17 through 2020/21 are as follows:

	PJM Delivery Year
($/MW-day)	2016/17	2017/18	2018/19	2019/20	2020/21
Capacity clearing price	$134	$152	$165	$100	$77

Our computed average capacity prices by calendar year are reflected in the following table:

	Calendar Year
($/MW-day)	2016	2017	2018	2019	2020
Computed average capacity price	$135	$145	$159	$127	$87

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

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of June 30, 2017 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes. We did not include the impact of a change in the RPM capacity costs since these costs will be recovered through the development of our overall energy pricing for customers.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$5.4	$4.6

Capacity revenues and costs are also impacted by, among other factors, our generation capacity, the levels of wholesale revenues and our retail customer load. In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the six months ended June 30, 2017 were 38% and 38%, respectively. We have a significant portion of projected 2017 fuel needs under contract. The majority of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2017, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2017 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) as of June 30, 2017 of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$35.6	$34.0

Interest Rate Risk
As a result of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $112.5 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of bank held tax exempt bonds and a variable rate term loan B. The variable-rate bonds and term loan B bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 7 – Long-term Debt of Notes to DPL’s Condensed Consolidated Financial Statements and Note 7 – Long-term Debt of Notes to DP&L’s Condensed Financial Statements.

We have two interest rate swaps to hedge the variable interest on our $200.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $200.0 million and will settle monthly based on a one month LIBOR. We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s long-term debt was $1,860.7 million at June 30, 2017, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. All of DPL’s long-term debt was adjusted to fair value at the date of the Merger. The fair value of this long-term debt at June 30, 2017 was $1,926.2 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s long-term debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At June 30, 2017
	during the twelve months ending
	June 30,						Principal	Fair
$ in millions	2018	2019	2020	2021	2022	Thereafter	Amount	Value
Long-term debt (a)
Variable-rate debt	$29.5	$29.5	$29.5	$42.0	$4.5	$420.3	$555.3	$555.3
Average interest rate (b)	3.9%	3.9%	3.9%	3.8%	4.3%	4.3%
Fixed-rate debt (c)	$22.1	$0.2	$200.2	$200.2	$780.2	$102.5	1,305.4	1,370.9
Average interest rate	4.8%	4.2%	6.7%	2.0%	7.2%	5.2%
Total							$1,860.7	$1,926.2

(a)	Amounts exclude immaterial capital lease obligations

(b)	Based on rates in effect at June 30, 2017

(c)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Condensed Consolidated Financial Statements

The principal value of DP&L’s long-term debt was $752.6 million at June 30, 2017, consisting of its first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. The fair value of this long-term debt was $753.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At June 30, 2017
	during the twelve months ending
	June 30,						Principal	Fair
$ in millions	2018	2019	2020	2021	2022	Thereafter	Amount	Value
Long-term debt (a)
Variable-rate debt	$4.5	$4.5	$4.5	$4.5	$4.5	$420.3	$442.8	$442.8
Average interest rate (b)	4.3%	4.3%	4.3%	4.3%	4.3%	4.3%
Fixed-rate debt (c)	$22.1	$0.2	$0.2	$200.2	$0.2	$86.9	309.8	310.2
Average interest rate	4.8%	4.2%	4.2%	2.0%	4.2%	4.7%
Total							$752.6	$753.0

(a)	Amounts exclude immaterial capital lease obligations

(b)	Based on rates in effect at June 30, 2017

(c)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DP&L's Condensed Financial Statements

Long-term debt maturities and repayments occurring in the next twelve months are discussed under "CAPITAL RESOURCES AND LIQUIDITY".

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate long-term debt at June 30, 2017 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of June 30, 2017, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our long-term debt, along with the impact of a change of one percent in interest rates:

DPL	At June 30, 2017		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt (a)
Variable-rate debt	$555.3	$555.3	$5.6

Fixed-rate debt (b)	1,305.4	$1,370.9	13.7

Total	$1,860.7	$1,926.2	$19.3

(a)	Amounts exclude immaterial capital lease obligations

(b)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Condensed Consolidated Financial Statements

DP&L	At June 30, 2017		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt (a)
Variable-rate debt	$442.8	$442.8	$4.4

Fixed-rate debt (b)	309.8	310.2	3.1

Total	$752.6	$753.0	$7.5

(a)	Amounts exclude immaterial capital lease obligations

(b)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DP&L's Condensed Financial Statements

DPL’s long-term debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,370.9 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $555.3 million variable-rate long-term debt outstanding as of June 30, 2017.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $310.2 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact of an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $442.8 million variable-rate long-term debt outstanding as of June 30, 2017.

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

	ELECTRIC SALES AND CUSTOMERS (a)
	DPL		DP&L
	Six months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Electric Sales (millions of kWh)	7,421	7,944	7,225	7,656

Billed electric customers (end of period)	519,697	516,931	519,697	516,931

(a)	This table contains wholesale sales in the PJM market and to other utilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management and our Boards of Directors are committed to the continued improvement of DPL's and DP&L's overall systems of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2016 and Form 10-Q for the quarter ended March 31, 2017 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2016. As of June 30, 2017, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	August 7, 2017	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

	August 7, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	August 7, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 7, 2017	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

	August 7, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	August 7, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)