Form 10-Q
period 2017-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2017-11-02
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 1, 2017, each registrant had the following shares of common stock outstanding:

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
Quarter Ended September 30, 2017

DPL Inc. and The Dayton Power and Light Company

Table of Contents (cont.)
Quarterly Report on Form 10-Q
Quarter Ended September 30, 2017

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns and operates generation facilities from which it makes wholesale sales
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
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

CCR	Coal combustion residuals
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

ESP 3	ESP filed with the PUCO by DP&L on February 22, 2016 and an amended application filed on October 11, 2016
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed on February 28, 2017

GLOSSARY OF TERMS (cont.)

Term	Definition
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation
The transfer on October 1, 2017 to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

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
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to jointly-owned facilities operated by DP&L

MW	Megawatt
MWh	Megawatt-hour
NAV	Net asset value
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation
NOx	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RPM	Reliability Pricing Model. The Reliability Pricing Model was PJM’s capacity construct prior to the implementation of the CP program.
RTO	Regional Transmission Organization
SCR	Selective Catalytic Reduction
SEC	Securities and Exchange Commission
SEET	Significantly excessive earnings test
SERP	Supplemental Executive Retirement Plan

GLOSSARY OF TERMS (cont.)

Term	Definition
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers
USEPA	U.S. Environmental Protection Agency
USD	U.S. dollar
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	abnormal or severe weather and catastrophic weather-related damage;

•	unusual maintenance or repair requirements;

•	changes in fuel costs and purchased power, coal, environmental emission allowances, natural gas and other commodity prices;

•	volatility and changes in markets for electricity and other energy-related commodities;

•	performance of our suppliers;

•	increased competition and deregulation in the electric utility industry;

•	availability and price of capacity;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, emission levels, rate structures or tax laws;

•	compliance with, changes in and liabilities under environmental laws and regulations to which DPL and its subsidiaries are subject;

•	the development and operation of RTOs, including PJM to which DP&L has given control of its transmission functions;

•	changes in our purchasing processes, pricing, delays, contractor and supplier performance and availability;

•	significant delays associated with large construction projects;

•	growth in our service territory and changes in demand and demographic patterns;

•	changes in accounting rules and the effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•	financial market conditions, changes in interest rates and changes in our credit ratings and availability and cost of capital;

•	changes in tax laws and the effects of our strategies to reduce tax payments;

•	the outcomes of litigation and regulatory investigations, proceedings or inquiries;

•	general economic conditions; and

•	the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Reports on Form 10-Q for the quarters ended June 30, and March 31, 2017 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues	$323.9	$389.3	$945.9	$1,081.6

Cost of revenues:
Net fuel cost	57.3	78.9	165.4	206.0
Net purchased power cost	84.0	111.7	263.4	330.5
Total cost of revenues	141.3	190.6	428.8	536.5

Gross margin	182.6	198.7	517.1	545.1

Operating expenses:
Operation and maintenance	81.9	91.5	250.3	257.2
Depreciation and amortization	27.3	30.9	81.8	100.3
General taxes	20.1	21.6	68.3	64.2
Fixed-asset impairment	—	—	66.4	235.5
Loss / (gain) on asset disposal	(0.3)	—	15.9	0.1
Other	(5.2)	(0.7)	(6.1)	(0.7)
Total operating expenses	123.8	143.3	476.6	656.6

Operating income / (loss)	58.8	55.4	40.5	(111.5)

Other income / (expense), net
Investment income	0.1	0.1	0.2	0.3
Interest expense	(27.2)	(27.0)	(81.5)	(79.3)
Charge for early redemption of debt	(3.0)	(0.5)	(3.3)	(3.1)
Other expense	(0.7)	(0.2)	(2.3)	(0.9)
Total other expense, net	(30.8)	(27.6)	(86.9)	(83.0)

Income / (loss) from continuing operations before income tax	28.0	27.8	(46.4)	(194.5)

Income tax expense / (benefit) from continuing operations	6.1	12.7	(17.1)	(75.0)

Net income / (loss) from continuing operations	21.9	15.1	(29.3)	(119.5)

Discontinued operations (Note 12)
Loss from discontinued operations	—	—	—	(0.7)
Gain from disposal of discontinued operations	—	—	—	49.2
Income tax expense for discontinued operations	—	—	—	18.9
Net income from discontinued operations	—	—	—	29.6

Net income / (loss)	$21.9	$15.1	$(29.3)	$(89.9)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Net income / (loss)	$21.9	$15.1	$(29.3)	$(89.9)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.1), $0.0, $(0.2) and $(0.1) for each respective period	0.1	0.1	0.4	0.2
Reclassification to earnings, net of income tax expense of $0.0 for each respective period	—	—	(0.1)	—
Total change in fair value of available-for-sale securities	0.1	0.1	0.3	0.2
Derivative activity:
Change in derivative fair value, net of income tax expense of $(0.8), $(5.2), $(6.6) and $(12.3) for each respective period	1.4	9.5	12.1	22.4
Reclassification to earnings, net of income tax benefit of $1.3, $3.0, $3.3 and $13.8 for each respective period	(2.4)	(5.5)	(6.0)	(24.4)
Total change in fair value of derivatives	(1.0)	4.0	6.1	(2.0)
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0, $0.2 and $0.0 for each respective period	—	—	(0.3)	—
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.7 and $0.0 for each respective period	—	—	(1.2)	—
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $(0.5) and $(0.1) for each respective period	—	—	0.9	0.1
Total change in unfunded pension obligation	—	—	(0.6)	0.1

Other comprehensive income / (loss)	(0.9)	4.1	5.8	(1.7)

Net comprehensive income / (loss)	$21.0	$19.2	$(23.5)	$(91.6)

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
$ in millions	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$23.4	$54.6
Restricted cash	2.0	29.0
Accounts receivable, net (Note 2)	111.4	135.1
Inventories (Note 2)	28.7	77.2
Taxes applicable to subsequent years	19.6	81.0
Regulatory assets, current	4.5	0.1
Other prepayments and current assets	23.4	31.8
Assets held for sale - current (Note 13)	57.0	—
Total current assets	270.0	408.8

Property, plant & equipment:
Property, plant & equipment	1,963.5	1,985.6
Less: Accumulated depreciation and amortization	(372.6)	(334.8)
	1,590.9	1,650.8
Construction work in process	70.8	116.4
Total net property, plant & equipment	1,661.7	1,767.2
Other non-current assets:
Regulatory assets, non-current	209.4	203.9
Intangible assets, net of amortization	19.7	22.7
Other deferred assets	13.5	16.6
Total other non-current assets	242.6	243.2

Total assets	$2,174.3	$2,419.2

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$29.7	$29.7
Short-term debt	65.0	—
Accounts payable	61.3	113.9
Accrued taxes	169.9	185.1
Accrued interest	26.8	17.7
Security deposits	16.4	15.2
Regulatory liabilities, current	20.0	33.7
Insurance and claims costs	5.4	5.4
Other current liabilities	31.5	50.2
Liabilities held for sale - current (Note 13)	7.0	—
Total current liabilities	433.0	450.9

Non-current liabilities:
Long-term debt (Note 7)	1,712.2	1,828.7
Deferred taxes	254.6	252.4
Taxes payable	3.6	84.6
Regulatory liabilities, non-current	134.5	130.4
Pension, retiree and other benefits	100.7	101.6
Asset retirement obligations	132.5	138.8
Other deferred credits	14.0	19.4
Total non-current liabilities	2,352.1	2,555.9

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Other paid-in capital	2,233.3	2,233.0
Accumulated other comprehensive income	6.1	0.3
Accumulated deficit	(2,850.2)	(2,820.9)
Total common shareholder's deficit	(610.8)	(587.6)

Total liabilities and shareholder's deficit	$2,174.3	$2,419.2

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
$ in millions	2017	2016
Cash flows from operating activities:
Net loss	$(29.3)	$(89.9)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	81.8	100.3
Charge for early redemption of debt	3.3	3.1
Deferred income taxes	(3.5)	(101.4)
Fixed-asset impairment	66.4	235.5
Gain on sale of business	—	(49.2)
Loss on asset disposal	15.9	0.1
Changes in certain assets and liabilities:
Accounts receivable	15.8	23.6
Inventories	9.5	29.1
Prepaid taxes	—	0.2
Taxes applicable to subsequent years	61.4	61.5
Deferred regulatory costs, net	(6.5)	19.5
Accounts payable	(46.4)	(10.2)
Accrued taxes payable	(93.5)	(34.2)
Accrued interest payable	8.8	13.9
Security deposits	1.1	(0.6)
Pension, retiree and other benefits	3.8	(2.2)
Other	(6.9)	(0.5)
Net cash provided by operating activities	81.7	198.6
Cash flows from investing activities:
Capital expenditures	(95.6)	(109.8)
Proceeds from sale of business	—	75.5
Insurance proceeds	12.6	5.2
Purchase of renewable energy credits	(0.1)	(0.3)
Decrease in restricted cash	27.0	5.5
Other investing activities, net	0.3	0.8
Net cash used in investing activities	(55.8)	(23.1)
Cash flows from financing activities:
Payments of deferred financing costs	—	(8.0)
Issuance of long-term debt, net of discount	—	442.8
Retirement of long-term debt	(122.1)	(520.8)
Borrowings from revolving credit facilities	80.0	—
Repayment of borrowings from revolving credit facilities	(15.0)	—
Other financing activities, net	—	(0.1)
Net cash used in financing activities	(57.1)	(86.1)
Cash and cash equivalents:
Net change	(31.2)	89.4
Balance at beginning of period	54.6	32.4
Cash and cash equivalents at end of period	$23.4	$121.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$69.0	$61.1
Income taxes paid / (refunded), net	$—	$0.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$9.2	$15.9

See Notes to Condensed Consolidated Financial Statements.
These interim statements are unaudited.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has two reportable segments: the Transmission and Distribution segment and the Generation segment. See Note 11 – Business Segments for more information relating to these reportable segments. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 520,000 customers located in West Central Ohio. Additionally, DP&L procures retail SSO electric service on behalf of residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. As of September 30, 2017, DP&L owned undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. As of October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Also, Stuart Station Unit 1 was retired on October 1, 2017. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, the proliferation of energy efficiency and distributed renewable resources and the market price of electricity. From January 1, 2016 through September 30, 2017, DP&L sold all of its energy and capacity into the wholesale market.

DPL’s other significant subsidiaries include AES Ohio Generation and MVIC, our captive insurance company that provides insurance services to DPL and our subsidiaries. AES Ohio Generation, as of September 30, 2017, owned and operated certain peaking generating facilities, and, as of October 1, 2017, owns those facilities plus additional coal-fired and peaking facilities previously owned by DP&L. AES Ohio Generation sells all of its energy and capacity into the wholesale market. DPL owns all of the common stock of its subsidiaries.

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

DPL and its subsidiaries employed 1,074 people as of September 30, 2017, of which 1,065 were employed by DP&L. As part of Generation Separation on October 1, 2017, DP&L generation employees became employees of AES Ohio Generation. Approximately 61% of all DP&L and AES Ohio Generation employees are under a collective bargaining agreement that was set to expire on October 31, 2017. The Company and the union representing these employees have agreed to extend the current agreement through January 31, 2018, while continuing to negotiate a new agreement. We are unable to determine what impact a new agreement may have on our operations.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of September 30, 2017, DP&L had undivided ownership interests in five coal-fired generating facilities, various peaking generating facilities and numerous transmission facilities, all of which are included in the financial statements at the lower of depreciated historical cost or fair value, if impaired. Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2017; our results of operations for the three and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and nine months ended September 30, 2017 may not be indicative of our results that will be realized for the full year ending December 31, 2017.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2017 and 2016 were $13.0 million and $14.4 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2017 and 2016 were $36.9 million and $38.9 million, respectively.

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
Transition method: The recognition of excess tax benefits and tax deficiencies arising from vesting or settlement were applied retrospectively. The elimination of the requirement that excess tax benefits be realized before they are recognized was adopted on a modified retrospective basis.
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
New Accounting Standards Issued But Not Yet Effective
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model in ASC 815 to expand the ability to hedge risk, reduce complexity and ease certain documentation and assessment requirements. It also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
Transition method: modified retrospective approach and prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements and if we would early adopt it.
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
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
2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)
This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also clarifies that the derecognition of businesses is under scope of ASC 810.
Transition method: full or modified retrospective we are in the process of identifying contracts that would not be completed as of January 1, 2018. Based on the assessment of contracts already executed as of the balance sheet date, the contracts that may require any type of assessment under the new standard are limited.
January 1, 2018.
We are currently evaluating the impact of adopting the standard on our consolidated financial statements. We will adopt the standard on January 1, 2018 and plan to use the modified retrospective approach.

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
2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.
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
2016-02, Leases (Topic 842)
This standard requires lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.
Transition method: modified retrospective at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017).

We have established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. We intend to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018.	We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP.

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

Given the complexity and diversity of our non-regulated arrangements, we are assessing the standard on a contract-by-contract basis and are in the process of completing the contract assessments by applying interpretations reached during 2017 on key issues. These issues include the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. We will continue our work to complete the assessment of the full population of contracts and determine the overall impact to the consolidated financial statements.

The standard requires retrospective application and allows either a full retrospective adoption in which all periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Although we had previously been working toward adopting the standard using the full retrospective method, given the limited situations where revenue recognized under ASC 606 differs from that recognized under ASC 605, we now expect to use the modified retrospective approach. However, we will continue to assess this conclusion which is dependent on the final impact to the financial statements.

We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues which is expected in 2017.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
$ in millions	2017	2016
Accounts receivable, net:
Unbilled revenue	$14.4	$43.0
Customer receivables	74.2	73.9
Amounts due from partners in jointly-owned plants	17.8	12.7
Other	6.1	6.7
Provision for uncollectible accounts	(1.1)	(1.2)
Total accounts receivable, net	$111.4	$135.1

Inventories, at average cost:
Fuel and limestone	$16.8	$38.9
Plant materials and supplies	10.9	36.6
Other	1.0	1.7
Total inventories, at average cost	$28.7	$77.2

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2017	2016	2017	2016
Gains and losses on Available-for-sale securities activity (Note 5):
	Other income	$—	$—	$(0.1)	$—

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.2)	(0.2)	(0.8)	(0.7)
	Revenue	(4.2)	(9.3)	(12.5)	(46.6)
	Purchased power	0.7	1.0	4.0	9.1
	Total before income taxes	(3.7)	(8.5)	(9.3)	(38.2)
	Tax expense	1.3	3.0	3.3	13.8
	Net of income taxes	(2.4)	(5.5)	(6.0)	(24.4)

Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	—	—	1.4	0.2
	Tax benefit	—	—	(0.5)	(0.1)
	Net of income taxes	—	—	0.9	0.1

Total reclassifications for the period, net of income taxes		$(2.4)	$(5.5)	$(5.2)	$(24.3)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2017 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2017	$0.6	$13.1	$(13.4)	$0.3

Other comprehensive income / (loss) before reclassifications	0.4	12.1	(1.5)	11.0
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(6.0)	0.9	(5.2)
Net current period other comprehensive income / (loss)	0.3	6.1	(0.6)	5.8

Balance at September 30, 2017	$0.9	$19.2	$(14.0)	$6.1

Note 3 – Regulatory Matters

In January 2017, DP&L filed a settlement in its ESP 3 case and filed an amended stipulation on March 13, 2017, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L has the option of extending the duration of the DMR for an additional two years;

•
The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which is to be established in a separate DP&L distribution rate case

•
A non-bypassable Reconciliation Rider permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s investment in OVEC and DP&L's OVEC related costs;

•
Implementation by DP&L of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing, rates, riders and competitive retail market enhancements, with tariffs consistent with the order to be effective November 1, 2017;

•
A commitment to commence a sale process to sell our ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L; and

•	Restrictions on DPL making dividend or tax sharing payments; and

•	Various other riders and competitive retail market enhancements.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates were in effect until rates approved as a result of DP&L’s pending ESP 3 are effective, November 1, 2017. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending, and the outcome and potential financial impact of those appeals cannot be determined at this time. In July 2017, the Office of the Ohio Consumers Counsel filed a motion with the Ohio Supreme Court seeking to stay collection of the reinstated prior rates while the appeals are pending. That stay was denied by the Ohio Supreme Court in September 2017.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. The ESP 3 maintains DP&L’s return on equity SEET threshold at 12% and provides that DMR amounts are excluded from the SEET calculation. A stipulation was reached with the PUCO staff agreeing that DP&L did not exceed the SEET threshold for 2015, which was approved by the PUCO on September 6, 2017. On May 15, 2017, DP&L filed its application to demonstrate that it did not have significantly excessive earnings for calendar year 2016. That case is still pending. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows.

Note 4 – Property, Plant and Equipment

Coal-fired facilities
As of September 30, 2017, DP&L and certain other Ohio utilities had undivided ownership interests in five coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DP&L’s share of the operations of such facilities is included within the corresponding line in the Condensed Consolidated Statements of Operations, and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets, except for amounts related to Miami Fort and Zimmer, which are classified as Held for Sale, as described below. Each co-owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DP&L’s undivided ownership interest in such facilities at September 30, 2017, was as follows:

	DP&L Share		DPL Carrying Value
	Ownership (%)	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$0.5	$0.5	$2.3
Killen - Unit 2	67.0	402	8.5	4.1	—
Miami Fort - Units 7 and 8 (a)	36.0	368	31.3	3.3	5.1
Stuart - Units 2 through 4	35.0	606	0.7	0.7	—
Zimmer - Unit 1 (a)	28.1	371	21.3	15.3	5.2
Transmission (at varying percentages)			43.2	11.5	—
Total		1,876	$105.5	$35.4	$12.6

(a)	DP&L has entered into an agreement to sell its interest in these units. See Note 13 – Assets and Liabilities Held for Sale for additional information.

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high-pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. As a result, $6.4 million of net book value was written off, resulting in a $3.2 million loss on disposal, net of accrued insurance recoveries, which was recorded during the first quarter of 2017. This loss was reversed during the second quarter of 2017 due to additional accrued insurance recoveries. This unit was retired on October 1, 2017. Accordingly, the 202 MWs of capacity associated with Stuart Unit 1 have been removed from the table above.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the DP&L operated and co-owned Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with DP&L to proceed with this plan of retirement.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort for $50.0 million in cash and the assumption of certain liabilities, including environmental liabilities. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the fourth quarter of 2017. See Note 13 – Assets and Liabilities Held for Sale for additional information.

On October 1, 2017, Generation Separation was completed and the coal-fired electric generating facilities described above were transferred to AES Ohio Generation. The portion of the co-owned transmission facilities owned by DP&L remains owned by DP&L.

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

Changes in the Liability for Generation AROs

$ in millions
Balance at January 1, 2017	$138.8
Additions	0.1
Revisions to cash flow and timing estimates	(4.8)
Accretion expense	2.9
Settlements	(0.1)
Reclassified to Liabilities held for sale	(4.4)
Balance at September 30, 2017	$132.5

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2017 and December 31, 2016. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	September 30, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	2.6	4.1	2.4	3.4
Debt securities	4.2	4.3	4.4	4.4
Hedge funds	0.1	0.1	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$7.4	$9.0	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$1,741.6	$1,843.8	$1,858.0	$1,907.7

(a)	Amounts exclude immaterial capital lease obligations

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

Fair Value Hierarchy
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are then categorized as:

•	Level 1 (quoted prices in active markets for identical assets or liabilities);

•	Level 2 (observable inputs such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active); or

•	Level 3 (unobservable inputs) reflecting management’s own assumptions about the inputs used in pricing the asset or liability).
Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. We include our own credit risk and our counterparty’s credit risk in our calculation of fair value using global average default rates based on an annual study conducted by a large rating agency.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2017 or 2016.

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

DPL had $1.5 million ($0.9 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at September 30, 2017 and $1.0 million ($0.6 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2016.

During the nine months ended September 30, 2017, $0.8 million ($0.6 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.

Long-term debt
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

The fair value of assets and liabilities at September 30, 2017 and December 31, 2016 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at September 30, 2017 (a)	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	4.1	—	4.1	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.1	—	0.1	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	9.0	0.4	8.6	—
Derivative Assets
Forward power contracts	10.8	—	10.8	—
Interest rate hedges	0.9	—	0.9	—
Natural gas	—	—	—	—
Total Derivative assets	11.7	—	11.7	—

Total Assets	$20.7	$0.4	$20.3	$—

Liabilities
Derivative Liabilities
Interest rate hedges	$—	$—	$—	$—
FTRs	0.5	—	—	0.5
Natural gas futures	0.8	0.8	—	—
Forward power contracts	8.1	—	8.1	—
Total Derivative liabilities	9.4	0.8	8.1	0.5
Long-term debt (b)	1,843.8	—	1,825.9	17.9

Total Liabilities	$1,853.2	$0.8	$1,834.0	$18.4

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2016 (a)	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.4	8.3	—
Derivative assets
Forward power contracts	19.5	—	19.5	—
Interest rate hedges	1.2	—	1.2	—
FTRs	0.1	—	—	0.1
Total Derivative assets	20.8	—	20.7	0.1

Total Assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Derivative liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total Derivative liabilities	29.2	—	26.7	2.5
Long-term debt (b)	1,907.7	—	1,889.7	18.0

Total Liabilities	$1,936.9	$—	$1,916.4	$20.5

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for derivative contracts such as natural gas futures and for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market). Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•
Level 3 inputs such as FTRs are considered a Level 3 input because the monthly auctions are considered inactive. Other Level 3 inputs include the credit valuation adjustment on some of the forward power contracts and forward power contracts in less active markets. Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Approximately 86% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, fair value is assumed to equal carrying value. These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. As a result of changes in our estimates of costs to be incurred for our AROs, we decreased our AROs by $4.8 million in the first nine months of 2017. AROs for ash ponds, asbestos, ash landfills, river structures and underground storage tanks decreased by a net amount of $1.9 million and increased by a net amount of $3.0 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, there was a $4.4 million decrease in the ARO liability during the nine months ended September 30, 2017 related to AROs at Miami Fort and Zimmer being reclassified to Liabilities held for sale - current.

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

A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for Killen and certain DP&L peaking generating facilities. As a result, we performed a long-lived asset impairment analysis during the second quarter of 2016 and determined that the carrying amount of these assets were not recoverable. See Note 14 – Fixed-asset Impairments.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the periods and their level within the fair value hierarchy:

	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
$ in millions	Nine months ended September 30, 2017
Assets
Long-lived assets (a)
Stuart	$42.4	$—	$—	$3.3	$39.1
Killen	$35.2	$—	$—	$7.9	$27.3
					$66.4

	Nine months ended September 30, 2016
Assets
Long-lived assets (a)
Killen	$315.1	$—	$—	$84.3	$230.8
DP&L peaking facilities	$9.9	$—	$—	$5.2	$4.7
					$235.5

(a)See Note 14 – Fixed-asset Impairments for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the nine months ended September 30, 2017:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10.0%
			Weighted-average cost of capital	7.0%

Killen	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22.0%
			Weighted-average cost of capital	7.0%
The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the nine months ended September 30, 2016:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Killen	$84.3	Discounted cash flow	Annual revenue growth	-11.0% to 13.0% (2.0%)
			Annual pre-tax operating margin	-50.0% to 67.0% (6.0%)
			Weighted-average cost of capital	11.0%

DP&L peaking facilities	$5.2	Discounted cash flow	Annual revenue growth	-22.0% to 17.0% (-3.0%)
			Annual pre-tax operating margin	-29.0% to 24.0% (-4.0%)
			Weighted-average cost of capital	7.0%

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

At September 30, 2017, DPL's derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	3.4	—	3.4
Natural gas futures	Not designated	Dths	6,625.0	(390.0)	6,235.0
Forward power contracts	Designated	MWh	649.0	(2,478.9)	(1,829.9)
Forward power contracts	Not designated	MWh	1,082.8	(1,060.0)	22.8
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DPL's derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural gas futures	Not designated	Dths	1,590.0	—	1,590.0
Forward power contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward power contracts	Not designated	MWh	2,568.3	(2,020.9)	547.4
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

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

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$3.0	$17.2	$3.4	$17.3
Net gains associated with current period hedging transactions	1.3	0.1	9.5	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.1)
Revenues	(2.7)	—	(6.0)	—
Purchased power	0.5	—	0.6	—
Ending accumulated derivative gains in AOCI	$2.1	$17.1	$7.5	$17.2

	Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(4.3)	$17.4	$9.2	$17.5
Net gains associated with current period hedging transactions	11.9	0.2	22.4	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.5)	—	(0.3)
Revenues	(8.1)	—	(30.0)	—
Purchased power	2.6	—	5.9	—
Ending accumulated derivative gains in AOCI	$2.1	$17.1	$7.5	$17.2

Portion expected to be reclassified to earnings in the next twelve months (a)	$1.5	$(0.4)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	6	37

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

Financial Statement Effect
The following tables present the amount and classification within the Condensed Consolidated Statements of Operations of the gains and losses on DPL’s derivatives not designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016:

For the three months ended September 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.2	$(1.4)	$—	$(1.2)
Realized gain / (loss)	0.2	1.9	(0.2)	1.9
Total	$0.4	$0.5	$(0.2)	$0.7

Recorded in Income Statement: gain / (loss)
Revenues	$—	$3.3	$—	$3.3
Purchased power	0.4	(2.8)	(0.2)	(2.6)
Total	$0.4	$0.5	$(0.2)	$0.7

For the three months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$—	$1.2	$(0.3)	$0.9
Realized gain / (loss)	(0.1)	(2.4)	0.2	(2.3)
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(10.4)	$—	$(10.4)
Purchased power	(0.1)	9.2	(0.1)	9.0
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)

For the nine months ended September 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.5)	$2.3	$(0.8)	$1.0
Realized gain / (loss)	0.5	(1.4)	(0.3)	(1.2)
Total	$—	$0.9	$(1.1)	$(0.2)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(2.6)	$—	$(2.6)
Purchased power	—	3.5	(1.1)	2.4
Total	$—	$0.9	$(1.1)	$(0.2)

For the nine months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$2.3	$—	$2.7
Realized gain / (loss)	(0.4)	(5.3)	0.7	(5.0)
Total	$—	$(3.0)	$0.7	$(2.3)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(13.1)	$—	$(13.1)
Purchased power	—	10.1	0.7	10.8
Total	$—	$(3.0)	$0.7	$(2.3)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged, as well as the fair value, balance sheet classification and hedging designation of DPL’s derivative instruments:

Fair Values of Derivative Instruments
at September 30, 2017
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$7.0	$(4.6)	$—	$2.4
Forward power contracts	Not designated	3.5	(2.7)	—	0.8
Natural gas futures	Not designated	—	—	—	—

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	0.9	—	—	0.9
Natural gas futures	Not designated	—	—	—	—
Forward power contracts	Not designated	0.3	—	—	0.3
Total assets		$11.7	$(7.3)	$—	$4.4

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$4.6	$(4.6)	$—	$—
Interest rate swap	Designated	—	—	—	—
Forward power contracts	Not designated	3.5	(2.7)	(0.7)	0.1
Natural gas futures	Not designated	0.8	—	(0.8)	—
FTRs	Not designated	0.5	—	—	0.5

Long-term derivative positions (presented in Other deferred credits)
Natural gas futures	Not designated	—	—	—	—
Total liabilities		$9.4	$(7.3)	$(1.5)	$0.6

(a)    includes credit valuation adjustment

Fair Values of Derivative Instruments
at December 31, 2016
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$11.0	$(10.5)	$—	$0.5
Forward power contracts	Not designated	6.0	(4.7)	—	1.3
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.2	—	—	1.2
Forward power contracts	Designated	0.6	(0.6)	—	—
Forward power contracts	Not designated	1.9	(1.0)	—	0.9
Total assets		$20.8	$(16.8)	$—	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Interest rate swaps	Designated	$0.7	$—	$—	$0.7
Forward power contracts	Designated	16.4	(10.5)	(5.5)	0.4
Forward power contracts	Not designated	7.7	(4.7)	—	3.0

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	2.4	(0.6)	(0.8)	1.0
Forward power contracts	Not designated	2.0	(1.0)	—	1.0
Total liabilities		$29.2	$(16.8)	$(6.3)	$6.1

(a)    includes credit valuation adjustment

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

The aggregate fair value of DPL’s commodity derivative instruments that were in a MTM loss position at September 30, 2017 was $9.4 million. $1.5 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $7.3 million. Since our long-term debt is below investment grade, we could have to post collateral for the remaining $0.6 million.

Note 7 – Long-term Debt

The following table summarizes DPL's outstanding long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2017	2016
Term loan - rates from 4.01% - 4.49% (a) and 4.00% - 4.01% (b)		2022	$441.7	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	—	100.0
Tax-exempt First Mortgage Bonds - rates from 1.52% - 1.83% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.9	18.0
Capital leases			0.3	0.4
Unamortized deferred financing costs			(9.9)	(10.7)
Unamortized long-term debt discounts and premiums, net			(2.0)	(5.5)
Total long-term debt at consolidated subsidiary			648.0	747.2

Bank term loan - rates from 3.02% - 3.99% (a) and 2.67% - 3.02% (b)		2020	106.3	125.0
Senior unsecured notes	6.75%	2019	200.0	200.0
Senior unsecured notes	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(7.4)	(8.8)
Unamortized long-term debt discounts and premiums, net			(0.6)	(0.6)
Total long-term debt			1,741.9	1,858.4
Less: current portion			(29.7)	(29.7)
Long-term debt, net of current portion			$1,712.2	$1,828.7

(a)	Range of interest rates for the nine months ended September 30, 2017.

(b)	Range of interest rates for the year ended December 31, 2016.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At September 30, 2017, DPL had $50.0 million in outstanding borrowings on its line of credit. In addition, DP&L had $15.0 million in outstanding borrowings on its line of credit.

Significant transactions
On May 26, 2017, DP&L commenced a tender offer to purchase any and all of the outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). By June 23, 2017, or the expiration date of the tender, $8.1 million of the outstanding bonds were tendered. On June 26, 2017, DP&L accepted all of the tendered bonds, redeemed and retired them. On July 7, 2017, DP&L notified the Ohio Air Quality Development Authority and the Trustee of the same First Mortgage Bonds that DP&L was going to call at par value (plus accrued and unpaid interest) $21.9 million of these bonds. This call was completed on August 7, 2017. On September 28, 2017, DP&L issued an irrevocable call notice to purchase all of the remaining outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). As of September 30, 2017, all of the bonds were either redeemed or defeased. This was done to facilitate Generation Separation and the release of the DP&L generation assets from the lien of DP&L's First and Refunding Mortgage. The redemption of the $70.0 million principal amount of defeased bonds was completed on October 30, 2017.

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

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending September 30, 2017 is 0.46 to 1.00. The amendment also changed, for each agreement, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if DP&L's long-term indebtedness, as required by the PUCO, is less than or equal to $750.0 million. This time period was originally January 1, 2017 to December 31, 2017, but is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

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

As of September 30, 2017, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. In July 2017, assets related to the Miami Fort station and the Zimmer station were released from the lien of DP&L's First and Refunding Mortgage in connection with the pending sale. On October 1, 2017, all the other DP&L generation assets transferred to AES Ohio Generation as part of Generation Separation were released from the lien of DP&L’s First and Refunding Mortgage. See Note 13 – Assets and Liabilities Held for Sale for additional information.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2017 and 2016.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
DPL	21.8%	45.7%	36.9%	38.6%

Income tax expense for the nine months ended September 30, 2017 and 2016 was calculated using the estimated annual effective income tax rates for 2017 and 2016 of 36.0% and 38.6%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. The effective tax rate for the three months ended September 30, 2017 includes the impact of an adjustment relating to flow-through depreciation. The impact of this adjustment decreased the effective tax rate by 10.8% for the three months ended September 30, 2017. There is no impact on the effective tax rate for the nine months ended September 30, 2017.

The decrease in the annual effective rate compared to the same period in 2016 is primarily due to the forecasted tax expense relating to flow-through depreciation and the projected manufacturer's production deduction.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions during each of the nine months ended September 30, 2017 and 2016.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2017 and 2016 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Service cost	$1.5	$1.4	$4.3	$4.2
Interest cost	3.5	3.7	10.6	11.1
Expected return on plan assets	(5.7)	(5.7)	(17.1)	(17.1)
Plan curtailment (a)	—	—	4.1	—
Amortization of unrecognized:
Prior service cost	0.2	0.4	0.8	1.4
Actuarial loss	1.3	1.1	4.0	3.2
Net periodic benefit cost	$0.8	$0.9	$6.7	$2.8

(a)
As a result of the decision to retire certain of DP&L's coal-fired plants, we recognized a plan curtailment of $4.1 million in the first quarter of 2017. See Note 14 – Fixed-asset Impairments for more information.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $15.6 million at September 30, 2017 and $15.8 million at December 31, 2016 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated to be paid during	Pension
2017	$6.3
2018	$25.5
2019	$26.0
2020	$26.4
2021	$26.7
2022 - 2026	$139.6

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

At September 30, 2017, DPL had $38.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by

DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $1.2 million and $2.3 million at September 30, 2017 and December 31, 2016, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. At September 30, 2017, DP&L could be responsible for the repayment of 4.9%, or $71.3 million, of a $1,455.5 million debt obligation comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. As of September 30, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2016.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2017, cannot be reasonably determined.

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

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DPL has installed emission control technology and is taking other measures to comply with required and anticipated reductions;

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

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 520,000 retail customers located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord, Hutchings Coal, and East Bend generating facilities, which were either closed or sold in prior periods. As these assets did not transfer to AES Ohio Generation on October 1, 2017 when DP&L’s generation separation occurred, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

Generation Segment
The Generation segment is comprised of AES Ohio Generation and DP&L’s electric generation business. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation services. Through September 30, 2017, AES Ohio Generation owned and operated peaking generating facilities, and DP&L owned multiple coal-fired and peaking electric generating facilities. As a result of Generation Separation, the DP&L-owned generating facilities were transferred to AES Ohio Generation on October 1, 2017. Both AES Ohio Generation and DP&L primarily sell their generated energy and capacity into the PJM wholesale market as DP&L sources all of the generation for its SSO customers through a competitive bid process.

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

The following tables present financial information for each of DPL’s reportable business segments prior to the October 1, 2017 transfer to AES Ohio Generation:

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2017
Revenues from external customers	$184.0	$137.2	$2.7	$—	$323.9
Intersegment revenues	0.2	—	0.9	(1.1)	—
Total revenues	$184.2	$137.2	$3.6	$(1.1)	$323.9

Depreciation and amortization	$19.6	$4.7	$3.0	$—	$27.3
Interest expense	$7.7	$—	$19.5	$—	$27.2
Income / (loss) from continuing operations before income tax	$20.0	$29.9	$(21.9)	$—	$28.0

Cash capital expenditures	$20.6	$7.9	$0.7	$—	$29.2

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2016
Revenues from external customers	$215.5	$170.4	$3.4	$—	$389.3
Intersegment revenues	0.3	—	2.0	(2.3)	—
Total revenues	$215.8	$170.4	$5.4	$(2.3)	$389.3

Depreciation and amortization	$17.8	$7.7	$5.4	$—	$30.9
Interest expense	$6.5	$0.1	$20.5	$(0.1)	$27.0
Income / (loss) from continuing operations before income tax	$36.4	$14.2	$(22.8)	$—	$27.8

Cash capital expenditures	$19.6	$10.6	$0.5	$—	$30.7

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2017
Revenues from external customers	$541.7	$396.4	$7.8	$—	$945.9
Intersegment revenues	0.8	—	3.6	(4.4)	—
Total revenues	$542.5	$396.4	$11.4	$(4.4)	$945.9

Depreciation and amortization	$56.3	$16.6	$8.9	$—	$81.8
Fixed-asset Impairments (Note 14)	$—	$66.3	$0.1	$—	$66.4
Interest expense	$22.9	$0.2	$58.4	$—	$81.5
Income / (loss) from continuing operations before income tax	$60.1	$(43.7)	$(62.8)	$—	$(46.4)

Cash capital expenditures	$66.3	$27.1	$2.2	$—	$95.6

At September 30, 2017
Total assets	$1,655.3	$333.0	$694.4	$(508.4)	$2,174.3

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2016
Revenues from external customers	$604.4	$470.0	$7.2	$—	$1,081.6
Intersegment revenues	1.0	—	4.2	(5.2)	—
Total revenues	$605.4	$470.0	$11.4	$(5.2)	$1,081.6

Depreciation and amortization	$55.1	$44.6	$0.6	$—	$100.3
Fixed-asset Impairments (Note 14)	$—	$857.1	$(621.6)	$—	$235.5
Interest expense	$17.5	$0.3	$61.7	$(0.2)	$79.3
Income / (loss) from continuing operations before income tax	$97.9	$(857.2)	$564.8	$—	$(194.5)

Cash capital expenditures	$61.8	$46.9	$1.1	$—	$109.8

At December 31, 2016
Total assets	$1,710.5	$472.3	$673.6	$(437.2)	$2,419.2

Note 12 – Discontinued Operations

On January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015, and DPL recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain includes the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016 but was eliminated in consolidation as of December 31, 2015.

Operating activities related to DPLER have been reclassified to "Discontinued operations" in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016.

The following table summarizes the revenues, cost of revenues, operating expenses and income tax of discontinued operations for the periods indicated:

$ in millions	Nine months ended September 30, 2016
Operating expenses	$(0.7)
Loss from discontinued operations before income taxes	(0.7)
Gain from disposal of discontinued operations	49.2
Income tax expense	18.9
Income on discontinued operations	$29.6

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.7) million for the nine months ended September 30, 2016. Cash flows from investing activities for discontinued operations were $75.5 million for the nine months ended September 30, 2016. All cash generated from discontinued operations was paid to DPL through dividends for all periods presented.

Note 13 – Assets and Liabilities Held for Sale

On April 21, 2017, DP&L and AES Ohio Generation entered into an Asset Purchase Agreement with subsidiaries of Dynegy Inc., for the sale of DP&L's undivided interests in the Zimmer Station and the Miami Fort Station for cash and the assumption of certain liabilities, including environmental liabilities. The cash purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs prior to closing. The sale is subject to approval by the FERC and is expected to close in the fourth quarter of 2017.

Accordingly, the assets and liabilities of Zimmer Station and Miami Fort Station were classified as held for sale as of September 30, 2017, but the plants did not meet the criteria to be reported as discontinued operations. The following table summarizes the major classes of assets and liabilities classified as held for sale as of September 30, 2017:

$ in millions	September 30, 2017
Assets
Accounts receivable, net (a)	$(11.2)
Inventories	22.7
Property, plant & equipment, net	44.8
Other prepayments and current assets	0.7
Total assets of the disposal group classified as held for sale in the balance sheet	$57.0

Liabilities
Accounts payable	$0.7
Accrued taxes	2.6
Asset retirement obligations	4.4
Other liabilities (b)	(0.7)
Total liabilities of the disposal group classified as held for sale in the balance sheet	$7.0

(a)	Represents credit balances netted in Accounts Receivable, due to the right of offset with partners

(b)	Represents amounts due to (from) partners for pension benefits associated with partner-operated plants

Zimmer Station and Miami Fort Station's results are reflected within continuing operations in the Condensed Consolidated Statements of Operations. The combined income / (loss) from continuing operations before income tax for Zimmer Station and Miami Fort Station was $11.0 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $18.9 million and $(9.8) million for the nine months ended September 30, 2017 and 2016, respectively. Zimmer Station and Miami Fort Station are included in the Generation segment.

Note 14 – Fixed-asset Impairments

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the two DP&L operated and co-owned electric generating stations; the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively.

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

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF OPERATIONS
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues	$305.6	$368.4	$900.8	$1,031.3

Cost of revenues:
Net fuel cost	52.8	71.0	152.8	189.5
Net purchased power cost	83.5	110.0	260.7	328.0
Total cost of revenues	136.3	181.0	413.5	517.5

Gross margin	169.3	187.4	487.3	513.8

Operating expenses:
Operation and maintenance	81.7	85.5	245.2	248.0
Depreciation and amortization	22.7	24.1	68.2	95.2
General taxes	19.6	21.2	66.8	62.8
Gain on termination of contract	—	—	—	(27.7)
Fixed-asset impairment	—	—	66.3	857.1
Loss / (gain) on asset disposal	(0.3)	—	15.9	0.2
Other	(4.4)	—	(4.4)	—
Total operating expenses	119.3	130.8	458.0	1,235.6

Operating income / (loss)	50.0	56.6	29.3	(721.8)

Other expense, net
Investment income	0.1	0.1	0.2	0.3
Interest expense	(7.7)	(6.5)	(23.1)	(17.2)
Charge for early redemption of debt	(1.0)	(0.5)	(1.1)	(0.5)
Other expense	(0.2)	0.1	(1.5)	(0.2)
Total other expense, net	(8.8)	(6.8)	(25.5)	(17.6)

Income / (loss) from operations before income tax	41.2	49.8	3.8	(739.4)

Income tax expense / (benefit)	11.9	19.7	0.2	(271.6)

Net income / (loss)	29.3	30.1	3.6	(467.8)

Dividends on preferred stock	—	0.3	—	0.7

Income / (loss) attributable to common stock	$29.3	$29.8	$3.6	$(468.5)

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2017	2016	2017	2016
Net income / (loss)	$29.3	$30.1	$3.6	$(467.8)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax expense of $(0.1), $0.0, $(0.2) and $(0.1) for each respective period	0.1	0.1	0.4	0.2
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $0.0 and $0.0 for each respective period	—	—	(0.1)	—
Total change in fair value of available-for-sale securities	0.1	0.1	0.3	0.2
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.8), $5.2, $(6.6) and $(12.2) for each respective period	1.4	9.5	12.1	22.5
Reclassification to earnings, net of income tax benefit of $1.4, $3.0, $3.3 and $13.5 for each respective period	(2.4)	(5.6)	(6.0)	(24.8)
Total change in fair value of derivatives	(1.0)	3.9	6.1	(2.3)
Pension and postretirement activity:
Prior service costs for the period, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0 for each respective period	—	—	(1.1)	—
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.2 and $0.0 for each respective period	—	—	(0.5)	—
Reclassification to earnings, net of income tax expense of $(0.4), $(0.4), $(2.1) and $(1.6) for each respective period	0.7	0.7	3.8	1.7
Total change in unfunded pension obligation	0.7	0.7	2.2	1.7

Other comprehensive income / (loss)	(0.2)	4.7	8.6	(0.4)

Net comprehensive income / (loss)	$29.1	$34.8	$12.2	$(468.2)

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED BALANCE SHEETS
$ in millions	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$15.3	$1.6
Restricted cash	2.0	29.0
Accounts receivable, net (Note 2)	107.9	134.6
Inventories (Note 2)	26.9	75.8
Taxes applicable to subsequent years	19.2	79.2
Regulatory assets, current	4.5	0.1
Other prepayments and current assets	21.8	32.4
Assets held for sale - current (Note 13)	57.0	—
Total current assets	254.6	352.7

Property, plant & equipment:
Property, plant & equipment	2,345.4	2,398.6
Less: Accumulated depreciation and amortization	(1,060.6)	(1,047.9)
	1,284.8	1,350.7
Construction work in process	52.3	89.9
Total net property, plant & equipment	1,337.1	1,440.6

Other non-current assets:
Regulatory assets, non-current	209.4	203.9
Intangible assets, net of amortization	19.9	23.0
Other deferred assets	12.3	14.9
Total other non-current assets	241.6	241.8
Total assets	$1,833.3	$2,035.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$4.7	$4.7
Short-term debt (Note 7)	15.0	5.0
Accounts payable	56.6	110.5
Accrued taxes	59.2	75.7
Accrued interest	0.8	2.1
Security deposits	16.4	15.2
Regulatory liabilities, current	20.0	33.7
Other current liabilities	31.0	48.3
Liabilities held for sale - current (Note 13)	6.0	—
Total current liabilities	209.7	295.2

Non-current liabilities:
Long-term debt (Note 7)	643.3	744.7
Deferred taxes	155.1	146.3
Taxes payable	4.8	84.1
Regulatory liabilities, non-current	134.5	130.4
Pension, retiree and other benefits	100.7	101.6
Unamortized investment tax credit	16.1	17.7
Asset retirement obligations	131.0	135.2
Other deferred credits	12.4	17.6
Total non-current liabilities	1,197.9	1,377.6

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
250,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	791.9	810.7
Accumulated other comprehensive loss	(33.9)	(42.5)
Accumulated deficit	(332.7)	(406.3)
Total common shareholder's equity	425.7	362.3
Total liabilities and shareholder's equity	$1,833.3	$2,035.1

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

THE DAYTON POWER AND LIGHT COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
	Nine months ended September 30,
$ in millions	2017	2016
Cash flows from operating activities:
Net income / (loss)	$3.6	$(467.8)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	68.2	95.2
Charge for early redemption of debt	1.1	0.5
Deferred income taxes	1.6	(314.2)
Fixed-asset impairment	66.3	857.1
Loss on asset disposal	15.9	0.2
Changes in certain assets and liabilities:
Accounts receivable	20.5	(11.0)
Inventories	10.0	29.4
Prepaid taxes	—	2.7
Taxes applicable to subsequent years	60.0	59.9
Deferred regulatory costs, net	(6.5)	19.5
Accounts payable	(58.4)	(13.5)
Accrued taxes payable	(83.9)	(43.2)
Accrued interest payable	(1.5)	(3.3)
Security deposits	1.1	(0.6)
Pension, retiree and other benefits	3.8	(2.2)
Other	(3.1)	11.7
Net cash provided by operating activities	98.7	220.4
Cash flows from investing activities:
Capital expenditures	(82.4)	(98.3)
Purchase of renewable energy credits	(0.1)	(0.3)
Decrease in restricted cash	27.0	5.5
Insurance proceeds	12.5	5.6
Other investing activities, net	0.3	0.9
Net cash used in investing activities	(42.7)	(86.6)
Cash flows from financing activities:
Dividends and returns of capital paid to parent	(19.0)	—
Borrowings from revolving credit facilities	30.0	—
Repayment of borrowings from revolving credit facilities	(15.0)	—
Capital contributions from parent	70.0	—
Issuance of long-term debt, net of discount	—	442.8
Retirement of long-term debt	(103.3)	(445.3)
Payments of deferred financing costs	—	(8.0)
Issuance of short-term debt - related party	30.0	5.0
Repayment of short-term debt - related party	(35.0)	(40.0)
Other financing activities, net	—	(0.8)
Net cash used in financing activities	(42.3)	(46.3)
Cash and cash equivalents:
Net change	13.7	87.5
Balance at beginning of period	1.6	5.4
Cash and cash equivalents at end of period	$15.3	$92.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$22.3	$16.3
Income taxes paid, net	$22.2	$0.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$7.7	$10.1
Equity contribution to settle liability	$—	$7.5

See Notes to Condensed Financial Statements.
These interim statements are unaudited.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 520,000 customers located in West Central Ohio. Additionally, DP&L procures retail SSO electric service on behalf of residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. As of September 30, 2017, DP&L owned undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. As of October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. With the October 1, 2017 transfer of DP&L's generation assets to a separate DPL subsidiary, DP&L has discontinued its generation business operations. Also, Stuart Station Unit 1 was retired on October 1, 2017. DP&L sources 100% of the generation for its SSO customers through a competitive bid process. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, the proliferation of energy efficiency and distributed renewable resources and the market price of electricity. From January 1, 2016 through September 30, 2017, DP&L sold all of its energy and capacity into the wholesale market. DP&L is a subsidiary of DPL.

Through September 30, 2017, DP&L had two reportable segments: the Transmission and Distribution (T&D) segment and the Generation segment. See Note 12 – Business Segments for more information relating to these reportable segments.

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

DP&L employed 1,065 people as of September 30, 2017. As part of Generation Separation on October 1, 2017, DP&L generation employees became employees of AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL. Approximately 61% of DP&L and AES Ohio Generation employees are under a collective bargaining agreement that was set to expire on October 31, 2017. The Company and the union representing these employees have agreed to extend the current agreement through January 31, 2018, while continuing to negotiate a new agreement. We are unable to determine what impact a new agreement may have on our operations.

Financial Statement Presentation
DP&L does not have any subsidiaries. As of September 30, 2017, DP&L had undivided ownership interests in five coal-fired generating facilities, various peaking generating facilities and numerous transmission facilities, all of which are included in the financial statements at the lower of depreciated historical cost or fair value, if impaired. Operating revenues and expenses of these facilities are included on a pro rata basis in the corresponding lines in the Condensed Statements of Operations.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

In the current period, we have reclassified the presentation of the December 2016 dividend payment which was originally recorded as a charge to Accumulated deficit and is now presented as a charge to Other paid-in capital. This reclassification was to prospectively correct an immaterial error.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2017; our results of operations for the three and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, including, but not limited to, seasonal weather variations, the timing of outages of EGUs, changes in economic conditions involving commodity prices and competition, and other factors, interim results for the three and nine months ended September 30, 2017 may not be indicative of our results that will be realized for the full year ending December 31, 2017.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2017 and 2016 were $13.0 million and $14.4 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2017 and 2016 were $36.9 million and $38.9 million, respectively.

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
Transition method: The recognition of excess tax benefits and tax deficiencies arising from vesting or settlement were applied retrospectively. The elimination of the requirement that excess tax benefits be realized before they are recognized was adopted on a modified retrospective basis.
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
New Accounting Standards Issued But Not Yet Effective
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model in ASC 815 to expand the ability to hedge risk, reduce complexity and ease certain documentation and assessment requirements. It also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item.
Transition method: modified retrospective approach and prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements and if we would early adopt it.
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
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
2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Topic 610-20)
This standard clarifies the scope and application of ASC 610-20 on the sale, transfer, and derecognition of nonfinancial assets and in substance nonfinancial assets to non-customers, including partial sales. It also clarifies that the derecognition of businesses is under scope of ASC 810.
Transition method: full or modified retrospective we are in the process of identifying contracts that would not be completed as of January 1, 2018. Based on the assessment of contracts already executed as of the balance sheet date, the contracts that may require any type of assessment under the new standard are limited.
January 1, 2018.
We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the financial statements. We will adopt the standard on January 1, 2018 and plan to use the modified retrospective approach.

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
2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory
This standard requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.
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
2016-02, Leases (Topic 842)
This standard requires lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.
Transition method: modified retrospective at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017).

We have established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. We intend to adopt the standard as of January 1, 2019.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-05, 2017-13 Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018.	We will adopt the standard on January 1, 2018; see below for the evaluation of the impact of its adoption on the financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard will replace most existing revenue recognition guidance in GAAP.

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

Given the complexity and diversity of our non-regulated arrangements, we are assessing the standard on a contract-by-contract basis and are in the process of completing the contract assessments by applying interpretations reached during 2017 on key issues. These issues include the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. We will continue our work to complete the assessment of the full population of contracts and determine the overall impact to the consolidated financial statements.

The standard requires retrospective application and allows either a full retrospective adoption in which all periods are presented under the new standard or a modified retrospective approach in which the cumulative effect of initially applying the guidance is recognized at the date of initial application. Although we had previously been working toward adopting the standard using the full retrospective method, given the limited situations where revenue recognized under ASC 606 differs from that recognized under ASC 605, we now expect to use the modified retrospective approach. However, we will continue to assess this conclusion which is dependent on the final impact to the financial statements.

We are continuing to work with various non-authoritative industry groups, and monitoring the FASB and Transition Resource Group activity, as we finalize our accounting policy on these and other industry specific interpretative issues which is expected in 2017.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
$ in millions	2017	2016
Accounts receivable, net:
Unbilled revenue	$14.4	$43.0
Customer receivables	68.7	71.2
Amounts due from affiliates	2.3	2.9
Amounts due from partners in jointly-owned plants	17.8	12.7
Other	5.8	6.0
Provision for uncollectible accounts	(1.1)	(1.2)
Total accounts receivable, net	$107.9	$134.6

Inventories, at average cost:
Fuel and limestone	$16.8	$38.8
Plant materials and supplies	9.1	35.3
Other	1.0	1.7
Total inventories, at average cost	$26.9	$75.8

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2017	2016	2017	2016
Gains and losses on Available-for-sale securities activity (Note 5):
	Other income	$—	$—	$(0.1)	$—

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)	(0.8)	(0.9)
	Revenue	(4.2)	(9.3)	(12.5)	(46.5)
	Purchased power	0.7	1.0	4.0	9.1
	Total before income taxes	(3.8)	(8.6)	(9.3)	(38.3)
	Tax expense	1.4	3.0	3.3	13.5
	Net of income taxes	(2.4)	(5.6)	(6.0)	(24.8)

Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	1.1	1.1	5.9	3.3
	Tax benefit	(0.4)	(0.4)	(2.1)	(1.6)
	Net of income taxes	0.7	0.7	3.8	1.7

Total reclassifications for the period, net of income taxes		$(1.7)	$(4.9)	$(2.3)	$(23.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2017 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2017	$0.7	$(2.7)	$(40.5)	$(42.5)

Other comprehensive income / (loss) before reclassifications	0.4	12.1	(1.6)	10.9
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(6.0)	3.8	(2.3)
Net current period other comprehensive income	0.3	6.1	2.2	8.6

Balance at September 30, 2017	$1.0	$3.4	$(38.3)	$(33.9)

Note 3 – Regulatory Matters

In January 2017, DP&L filed a settlement in its ESP 3 case and filed an amended stipulation on March 13, 2017, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L has the option of extending the duration of the DMR for an additional two years;

•
The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which is to be established in a separate DP&L distribution rate case

•
A non-bypassable Reconciliation Rider permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s investment in OVEC and DP&L's OVEC related costs;

•
Implementation by DP&L of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing, rates, riders and competitive retail market enhancements, with tariffs consistent with the order to be effective November 1, 2017;

•
A commitment to commence a sale process to sell our ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L; and

•	Restrictions on DPL making dividend or tax sharing payments; and

•	Various other riders and competitive retail market enhancements.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates were in effect until rates approved as a result of DP&L’s pending ESP 3 are effective, November 1, 2017. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court.

Those appeals are pending, and the outcome and potential financial impact of those appeals cannot be determined at this time. In July 2017, the Office of the Ohio Consumers Counsel filed a motion with the Ohio Supreme Court seeking to stay collection of the reinstated prior rates while the appeals are pending. That stay was denied by the Ohio Supreme Court in September 2017.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. The ESP 3 maintains DP&L’s return on equity SEET threshold at 12% and provides that DMR amounts are excluded from the SEET calculation. A stipulation was reached with the PUCO staff agreeing that DP&L did not exceed the SEET threshold for 2015, which was approved by the PUCO on September 6, 2017. On May 15, 2017, DP&L filed its application to demonstrate that it did not have significantly excessive earnings for calendar year 2016. That case is still pending. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows.

Note 4 – Property, Plant and Equipment

Coal-fired facilities
As of September 30, 2017, DP&L and certain other Ohio utilities had undivided ownership interests in five coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DP&L’s share of the operations of such facilities is included within the corresponding line in the Condensed Statements of Operations, and DP&L’s share of the investment in the facilities is included within Total net property, plant and equipment in the Condensed Balance Sheets, except for amounts related to Miami Fort and Zimmer, which are classified as Held for Sale, as described below. Each co-owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DP&L’s undivided ownership interest in such facilities at September 30, 2017, was as follows:

	DP&L Share		DP&L Carrying Value
	Ownership (%)	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$0.5	$0.5	$2.3
Killen - Unit 2	67.0	402	8.5	4.1	—
Miami Fort - Units 7 and 8 (a)	36.0	368	31.3	3.3	5.1
Stuart - Units 2 through 4	35.0	606	0.7	0.7	—
Zimmer - Unit 1 (a)	28.1	371	21.3	15.3	5.2
Transmission (at varying percentages)			98.6	66.9	—
Total		1,876	$160.9	$90.8	$12.6

(a)	DP&L has entered into an agreement to sell its interest in these units. See Note 13 – Assets and Liabilities Held for Sale for additional information.

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high-pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. As a result, $6.4 million of net book value was written off, resulting in a $3.2 million loss on disposal, net of accrued insurance recoveries, which was recorded during the first quarter of 2017. This loss was reversed during the second quarter of 2017 due to additional accrued insurance recoveries. This unit was retired on October 1, 2017. Accordingly, the 202 MWs of capacity associated with Stuart Unit 1 have been removed from the table above.

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the DP&L operated and co-owned Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with DP&L to proceed with this plan of retirement.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort for $50.0 million in cash and the assumption of certain liabilities, including environmental liabilities. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the fourth quarter of 2017.

On October 1, 2017, Generation Separation was completed and the coal-fired electric generating facilities described above were transferred to AES Ohio Generation. The portion of the co-owned transmission facilities owned by DP&L remains owned by DP&L.

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

Changes in the Liability for Generation AROs

$ in millions
Balance at January 1, 2017	$135.2
Additions	0.1
Revisions to cash flow and timing estimates	(4.8)
Accretion expense	4.0
Settlements	(0.1)
Reclassified to Liabilities held for sale	(3.4)
Balance at September 30, 2017	$131.0

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other methods exist. The value of our financial instruments represents our best estimates of the fair value, which may not be the value realized in the future.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2017 and December 31, 2016. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	September 30, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.4	$0.4
Equity securities	2.6	4.1	2.4	3.4
Debt securities	4.2	4.3	4.4	4.4
Hedge funds	0.1	0.1	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.4	$9.0	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$647.7	$659.5	$749.0	$763.5

(a)	Amounts exclude immaterial capital lease obligations

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

Fair Value Hierarchy
Fair value is defined as the price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. These inputs are then categorized as:

•	Level 1 (quoted prices in active markets for identical assets or liabilities);

•	Level 2 (observable inputs such as quoted prices for similar assets or liabilities or quoted prices in markets that are not active); or

•	Level 3 (unobservable inputs) reflecting management’s own assumptions about the inputs used in pricing the asset or liability).
Valuations of assets and liabilities reflect the value of the instrument including the values associated with counterparty risk. We include our own credit risk and our counterparty’s credit risk in our calculation of fair value using global average default rates based on an annual study conducted by a large rating agency.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2017 or 2016.

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

DP&L had $1.5 million ($1.0 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at September 30, 2017 and $1.1 million ($0.7 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2016.

During the nine months ended September 30, 2017, $0.8 million ($0.6 million after tax) of various investments were sold to facilitate the distribution of benefits and the unrealized gains were reversed into earnings. An immaterial amount of unrealized gains are expected to be reversed to earnings as investments are sold over the next twelve months to facilitate the distribution of benefits.
Long-term debt
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

The fair value of assets and liabilities at September 30, 2017 and December 31, 2016 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at September 30, 2017 (a)	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	4.1	—	4.1	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.1	—	0.1	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	9.0	0.4	8.6	—
Derivative assets
Natural gas futures	0.9	0.9	—	—
Interest rate hedges	—	—	—	—
Forward power contracts	10.8	—	10.8	—
Total derivative assets	11.7	0.9	10.8	—

Total assets	$20.7	$1.3	$19.4	$—

Liabilities
Derivative liabilities
FTRs	$0.5	$—	$—	$0.5
Interest rate hedges	—	—	—	—
Natural gas futures	0.8	0.8	—	—
Forward power contracts	8.1	—	8.1	—
Total derivative liabilities	9.4	0.8	8.1	0.5
Long-term debt (b)	659.5	—	641.6	17.9

Total liabilities	$668.9	$0.8	$649.7	$18.4

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair value at December 31, 2016 (a)	Based on Quoted Prices in Active Markets	Other Observable Inputs	Unobservable Inputs
Assets
Master Trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—
Total Master Trust assets	8.7	0.4	8.3	—
Derivative assets
FTRs	0.1	—	—	0.1
Interest rate hedges	1.2	—	1.2	—
Forward power contracts	19.5	—	19.5	—
Total Derivative assets	20.8	—	20.7	0.1

Total assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Derivative liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total Derivative liabilities	29.2	—	26.7	2.5
Long-term debt (b)	763.5	—	745.5	18.0

Total liabilities	$792.7	$—	$772.2	$20.5

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for derivative contracts such as natural gas futures and for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market but which are valued using prices on the NYMEX for similar contracts on the OTC market). Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•
Level 3 inputs such as FTRs are considered a Level 3 input because the monthly auctions are considered inactive. Other Level 3 inputs include the credit valuation adjustment on some of the forward power contracts and forward power contracts in less active markets. Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Approximately 86% of the inputs to the fair value of our derivative instruments are from quoted market prices.

Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, fair value is assumed to equal carrying value. These fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. As a result of changes in our estimates of costs to be incurred for our AROs, we decreased our AROs by $4.8 million in the first nine months of 2017. AROs for ash ponds, asbestos, ash landfills, river structures and underground storage tanks decreased by a net amount of $0.8 million and increased by a net amount of $3.0 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, there was a $3.4 million decrease in the ARO liability during the nine months ended September 30, 2017 related to AROs at Miami Fort and Zimmer being reclassified to Liabilities held for sale - current.

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

A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for the Stuart, Killen and Zimmer EGUs. As a result, we performed a long-lived asset impairment analysis during the second quarter of 2016 and determined that the carrying amount of these assets were not recoverable. See Note 14 – Fixed-asset Impairments.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount. The following table summarizes Long-lived assets measured at fair value on a non-recurring basis during the periods and their level within the fair value hierarchy:

	Carrying	Fair Value			Gross
	Amount (b)	Level 1	Level 2	Level 3	Loss
$ in millions	Nine months ended September 30, 2017
Assets
Long-lived assets (a)
Stuart	$42.3	$—	$—	$3.3	$39.0
Killen	$35.2	$—	$—	$7.9	$27.3
					$66.3

	Nine months ended September 30, 2016
Assets
Long-lived assets (a)
Stuart	$456.4	$—	$—	$164.4	$292.0
Killen	$330.5	$—	$—	$84.3	$246.2
Zimmer	$429.9	$—	$—	$111.0	$318.9
					$857.1

(a)See Note 14 – Fixed-asset Impairments for further information
(b)Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the nine months ended September 30, 2017:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10.0%
			Weighted-average cost of capital	7.0%

Killen	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22.0%
			Weighted-average cost of capital	7.0%

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the nine months ended September 30, 2016:

$ in millions	Fair value	Valuation technique	Unobservable input	Weighted average
Long-lived assets held and used:
Stuart	$164.4	Discounted cash flow	Annual revenue growth	-9.0% to 10.0% (2.0%)
			Annual pre-tax operating margin	-29.0% to 52.0% (5.0%)
			Weighted-average cost of capital	9.0%

Killen	$84.3	Discounted cash flow	Annual revenue growth	-11.0% to 13.0% (2.0%)
			Annual pre-tax operating margin	-50.0% to 67.0% (6.0%)
			Weighted-average cost of capital	11.0%

Zimmer	$111.0	Discounted cash flow	Annual revenue growth	-14.0% to 13.0% (1.0%)
			Annual pre-tax operating margin	-46.0% to 80.0% (4.0%)
			Weighted-average cost of capital	9.0%

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

At September 30, 2017, DP&L's derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	3.4	—	3.4
Natural gas futures	Not designated	Dths	6,625.0	(390.0)	6,235.0
Forward power contracts	Designated	MWh	649.0	(2,478.9)	(1,829.9)
Forward power contracts	Not designated	MWh	1,082.8	(1,060.0)	22.8
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)    Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DP&L's derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural gas futures	Not designated	Dths	1,590.0	—	1,590.0
Forward power contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward power contracts	Not designated	MWh	2,568.3	(2,037.5)	530.8
Interest rate swaps	Designated	USD	$200,000.0	$—	$200,000.0

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

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Three months ended
	September 30, 2017		September 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$3.0	$1.4	$3.4	$1.6
Net gains associated with current period hedging transactions	1.3	0.1	9.5	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.2)
Revenues	(2.7)	—	(6.0)	—
Purchased power	0.5	—	0.6	—
Ending accumulated derivative gains in AOCI	$2.1	$1.3	$7.5	$1.4

	Nine months ended		Nine months ended
	September 30, 2017		September 30, 2016
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(4.3)	$1.6	$9.2	$2.0
Net gains associated with current period hedging transactions	11.9	0.2	22.5	—
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.5)	—	(0.6)
Revenues	(8.1)	—	(30.1)	—
Purchased power	2.6	—	5.9	—
Ending accumulated derivative gains in AOCI	$2.1	$1.3	$7.5	$1.4

Portion expected to be reclassified to earnings in the next twelve months (a)	$1.5	$(0.4)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	6	37

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

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

Financial Statement Effect
The following tables present the amount and classification within the Condensed Statements of Operations of the gains and losses on DP&L's derivatives not designated as hedging instruments for the three and nine months ended September 30, 2017 and 2016:

For the three months ended September 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.2	$(1.4)	$—	$(1.2)
Realized gain / (loss)	0.2	1.9	(0.2)	1.9
Total	$0.4	$0.5	$(0.2)	$0.7

Recorded in Income Statement: gain / (loss)
Revenues	$—	$3.3	$—	$3.3
Purchased power	0.4	(2.8)	(0.2)	(2.6)
Total	$0.4	$0.5	$(0.2)	$0.7

For the three months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$—	$1.2	$(0.3)	$0.9
Realized gain / (loss)	(0.1)	(2.4)	0.2	(2.3)
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(10.4)	$—	$(10.4)
Purchased power	(0.1)	9.2	(0.1)	9.0
Total	$(0.1)	$(1.2)	$(0.1)	$(1.4)

For the nine months ended September 30, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.5)	$2.2	$(0.8)	$0.9
Realized gain / (loss)	0.5	(1.5)	(0.3)	(1.3)
Total	$—	$0.7	$(1.1)	$(0.4)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(2.7)	$—	$(2.7)
Purchased power	—	3.4	(1.1)	2.3
Total	$—	$0.7	$(1.1)	$(0.4)

For the nine months ended September 30, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$2.3	$—	$2.7
Realized gain / (loss)	(0.4)	(5.3)	0.7	(5.0)
Total	$—	$(3.0)	$0.7	$(2.3)

Recorded in Income Statement: gain / (loss)
Revenues	$—	$(13.1)	$—	$(13.1)
Purchased power	—	10.1	0.7	10.8
Total	$—	$(3.0)	$0.7	$(2.3)

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged, as well as the fair value, balance sheet classification and hedging designation of DP&L’s derivative instruments:

Fair Values of Derivative Instruments
at September 30, 2017
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$7.0	$(4.6)	$—	$2.4
Forward power contracts	Not designated	3.5	(2.7)	—	0.8
Natural gas futures	Not designated	—	—	—	—

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	0.9	—	—	0.9
Natural gas futures	Not designated	—	—	—	—
Forward power contracts	Not designated	0.3	—	—	0.3
Total assets		$11.7	$(7.3)	$—	$4.4

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$4.6	$(4.6)	$—	$—
Interest rate swaps	Designated	—	—	—	—
Forward power contracts	Not designated	3.5	(2.7)	(0.7)	0.1
Natural gas futures	Not designated	0.8	—	(0.8)	—
FTRs	Not designated	0.5	—	—	0.5

Long-term derivative positions (presented in Other deferred credits)
Natural gas futures	Not designated	—	—	—	—
Total liabilities		$9.4	$(7.3)	$(1.5)	$0.6

(a)    includes credit valuation adjustment

Fair Values of Derivative Instruments
at December 31, 2016
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Forward power contracts	Designated	$11.0	$(10.5)	$—	$0.5
Forward power contracts	Not designated	6.0	(4.7)	—	1.3
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.2	—	—	1.2
Forward power contracts	Designated	0.6	(0.6)	—	—
Forward power contracts	Not designated	1.9	(1.0)	—	0.9
Total assets		$20.8	$(16.8)	$—	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$16.4	$(10.5)	$(5.5)	$0.4
Interest rate swaps	Designated	0.7	—	—	0.7
Forward power contracts	Not designated	7.7	(4.7)	—	3.0

Long-term derivative positions (presented in Other deferred credits)
Forward power contracts	Designated	2.4	(0.6)	(0.8)	1.0
Forward power contracts	Not designated	2.0	(1.0)	—	1.0
Total liabilities		$29.2	$(16.8)	$(6.3)	$6.1

(a)    includes credit valuation adjustment

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

The aggregate fair value of DP&L’s commodity derivative instruments that were in a MTM loss position at September 30, 2017 was $9.4 million. $1.5 million of collateral was posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $7.3 million. If DP&L's long-term debt were to fall below investment grade, DP&L could be required to post collateral for the remaining $0.6 million.

Note 7 – Long-term Debt

The following table summarizes DP&L's outstanding long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2017	2016
Term loan - rates from 4.01% - 4.49% (a) and 4.00% - 4.01% (b)		2022	$441.7	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	—	100.0
Tax-exempt First Mortgage Bonds - rates from 1.52% - 1.83% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.9	18.0
Capital leases			0.3	0.4
Unamortized deferred financing costs			(9.9)	(11.8)
Unamortized long-term debt discounts			(2.0)	(2.2)
Total long-term debt			648.0	749.4
Less: current portion			(4.7)	(4.7)
Long-term debt, net of current portion			$643.3	$744.7

(a)Range of interest rates for the nine months ended September 30, 2017.
(b)Range of interest rates for the year ended December 31, 2016.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At September 30, 2017, DP&L had $15.0 million in outstanding borrowings on its line of credit.

Significant transactions
On May 26, 2017, DP&L commenced a tender offer to purchase any and all of the outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). By June 23, 2017, or the expiration date of the tender, $8.1 million of the outstanding bonds were tendered. On June 26, 2017, DP&L accepted all of the tendered bonds, redeemed and retired them. On July 7, 2017, DP&L notified the Ohio Air Quality Development Authority and the Trustee of the same First Mortgage Bonds that DP&L was going to call at par value (plus accrued and unpaid interest) $21.9 million of these bonds. This call was completed on August 7, 2017. On September 28, 2017, DP&L issued an irrevocable call notice to purchase all of the remaining outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). As of September 30, 2017, all of the bonds were either redeemed or defeased. This was done to facilitate Generation Separation and the release of the DP&L generation assets from the lien of DP&L's First and Refunding Mortgage. The redemption of the $70.0 million principal amount of defeased bonds was completed on October 30, 2017.

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

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending September 30, 2017 is 0.46 to 1.00. The amendment also changed, for each agreement, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if DP&L's long-term indebtedness, as required by the PUCO, is less than or equal to $750.0 million. This time period was originally January 1, 2017 to December 31, 2017, but is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

As of September 30, 2017, DP&L was in compliance with all debt covenants, including the financial covenants described above.

The cost of borrowing under DP&L's unsecured revolving credit agreement and Bond Purchase and Covenants Agreement adjusts under certain credit rating scenarios.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. In July 2017, assets related to the Miami Fort station and the Zimmer station were released from the lien of DP&L's First and Refunding Mortgage in connection with the pending sale. On October 1, 2017, all the other DP&L generation assets transferred to AES Ohio Generation as part of Generation Separation were released from the lien of DP&L’s First and Refunding Mortgage. See Note 13 – Assets and Liabilities Held for Sale for additional information.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2017 and 2016.

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
DP&L	28.9%	39.6%	5.3%	36.7%

Income tax expense for the nine months ended September 30, 2017 and 2016 was calculated using the estimated annual effective income tax rates for 2017 and 2016 of 19.0% and 36.7%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. The effective tax rate for the three months ended September 30, 2017 includes the impact of an adjustment relating to flow-through depreciation. The impact of this adjustment increased the effective tax rate by 8.2% for the three months ended September 30, 2017. There is no impact on the effective tax rate for the nine months ended September 30, 2017.

The decrease in the annual effective rate compared to the same period in 2016 is primarily due to the forecasted tax expense relating to flow-through depreciation and the projected manufacturer's production deduction.

Income taxes paid, net, were $22.2 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the $22.2 million represented payments made to DPL.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the vast majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $5.0 million in employer contributions during each of the nine months ended September 30, 2017 and 2016.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2017 and 2016 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Service cost	$1.5	$1.4	$4.3	$4.2
Interest cost	3.5	3.7	10.6	11.1
Expected return on plan assets	(5.7)	(5.7)	(17.1)	(17.1)
Plan curtailment (a)	—	—	5.6	—
Amortization of unrecognized:
Prior service cost	0.3	0.8	1.1	2.3
Actuarial loss	2.1	1.8	6.6	5.4
Net periodic benefit cost	$1.7	$2.0	$11.1	$5.9

(a)
As a result of the decision to retire certain of DP&L's coal-fired plants, we recognized a plan curtailment of $5.6 million in the first quarter of 2017. See Note 14 – Fixed-asset Impairments for more information.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $15.6 million at September 30, 2017 and $15.8 million at December 31, 2016 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated to be paid during	Pension
2017	$6.3
2018	$25.5
2019	$26.0
2020	$26.4
2021	$26.7
2022 - 2026	$139.6

Note 10 – Shareholder’s Equity

DP&L has 250,000,000 authorized shares of common stock, $0.01 par value, of which 41,172,173 are outstanding at September 30, 2017. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio, calculated as total equity divided by total capitalization, of at least 50 percent and to not have a negative retained earnings balance. After the fixed-asset impairments recorded in 2017 and 2016 and as of September 30, 2017, DP&L's equity ratio was 39% and retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L. In the generation separation order dated September 17, 2014, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. After considering the payments and defeasance noted in Note 7 – Long-term Debt, DP&L's long-term debt is $659.9 million.

During the nine months ended September 30, 2017, DP&L paid $19.0 million in cash to DPL, which was treated as a return of capital reducing Other paid-in capital. In addition, DPL made a $70.0 million capital contribution to DP&L during the third quarter of 2017.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. At September 30, 2017, DP&L could be responsible for the repayment of 4.9%, or $71.3 million, of a $1,455.5 million debt obligation comprised of both fixed and variable rate securities with maturities from 2019 to

2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. As of September 30, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2016.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2017, cannot be reasonably determined.

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

Note 12 – Business Segments

Through September 30, 2017, DP&L managed the business through two reportable operating segments, the T&D segment and the Generation segment. After Generation Separation, DP&L will have only one reportable operating segment, the T&D segment, beginning on October 1, 2017. The primary segment performance measure is income / (loss) from operations before income tax as management has concluded that this measure best reflects the underlying business performance of DP&L and is the most relevant measure considered in DP&L’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 520,000 retail customers located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord, Hutchings Coal, and East Bend generating facilities, which were either closed or sold in prior periods. As these assets did not transfer to AES Ohio Generation on October 1, 2017 when DP&L’s generation separation occurred, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

Generation Segment
The Generation segment is comprised of DP&L’s electric generation business. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation services. DP&L's Generation segment sells its generated energy and capacity into the wholesale market as DP&L sources all of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned multiple coal-fired and peaking electric generating facilities. As a result of Generation Separation, the DP&L-owned generating facilities were transferred to AES Ohio Generation on October 1, 2017, and DP&L will no longer have a Generation segment.

The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated among reporting segments.

The following tables present financial information for each of DP&L’s reportable business segments:

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Three months ended September 30, 2017
Revenues from external customers	$184.2	$121.4	$—	$305.6
Intersegment revenues	—	—	—	—
Total revenues	$184.2	$121.4	$—	$305.6

Depreciation and amortization	$19.6	$3.1	$—	$22.7
Interest expense	$7.7	$—	$—	$7.7
Income from operations before income tax	$20.0	$21.2	$—	$41.2

Cash capital expenditures	$20.6	$4.2	$—	$24.8

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Three months ended September 30, 2016
Revenues from external customers	$215.8	$152.6	$—	$368.4
Intersegment revenues	—	—	—	—
Total revenues	$215.8	$152.6	$—	$368.4

Depreciation and amortization	$17.8	$6.3	$—	$24.1
Interest expense	$6.4	$0.1	$—	$6.5
Income from operations before income tax	$36.5	$13.3	$—	$49.8

Cash capital expenditures	$19.6	$6.9	$—	$26.5

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Nine months ended September 30, 2017
Revenues from external customers	$542.5	$358.3	$—	$900.8
Intersegment revenues	—	—	—	—
Total revenues	$542.5	$358.3	$—	$900.8

Depreciation and amortization	$56.3	$11.9	$—	$68.2
Fixed-asset Impairments (Note 14)	$—	$66.3	$—	$66.3
Interest expense	$22.9	$0.2	$—	$23.1
Income / (loss) from operations before income tax	$60.1	$(56.3)	$—	$3.8

Cash capital expenditures	$66.3	$16.1	$—	$82.4

At September 30, 2017
Total assets	$1,655.3	$178.0	$—	$1,833.3

$ in millions	T&D	Generation	Adjustments and Eliminations	DP&L Total
Nine months ended September 30, 2016
Revenues from external customers	$605.4	$425.9	$—	$1,031.3
Intersegment revenues	—	—	—	—
Total revenues	$605.4	$425.9	$—	$1,031.3

Depreciation and amortization	$55.1	$40.1	$—	$95.2
Fixed-asset Impairments (Note 14)	$—	$857.1	$—	$857.1
Interest expense	$16.9	$0.3	$—	$17.2
Income / (loss) from operations before income tax	$98.5	$(837.9)	$—	$(739.4)

Cash capital expenditures	$61.8	$36.5	$—	$98.3

At December 31, 2016
Total assets	$1,710.5	$324.6	$—	$2,035.1

Note 13 – Assets and Liabilities Held for Sale

On April 21, 2017, DP&L and AES Ohio Generation entered into an Asset Purchase Agreement with subsidiaries of Dynegy Inc., for the sale of DP&L's undivided interests in the Zimmer Station and the Miami Fort Station for cash and the assumption of certain liabilities, including environmental liabilities. The cash purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs prior to closing. The sale is subject to approval by the FERC and is expected to close in the fourth quarter of 2017.

Accordingly, the assets and liabilities of Zimmer Station and Miami Fort Station were classified as held for sale as of September 30, 2017, but the plants did not meet the criteria to be reported as discontinued operations. The following table summarizes the major classes of assets and liabilities classified as held for sale as of September 30, 2017:

$ in millions	September 30, 2017
Assets
Accounts receivable, net (a)	$(11.2)
Inventories	22.7
Property, plant & equipment, net	44.8
Other prepayments and current assets	0.7
Total assets of the disposal group classified as held for sale in the balance sheet	$57.0

Liabilities
Accounts payable	$0.7
Accrued taxes	2.6
Asset retirement obligations	3.4
Other liabilities (b)	(0.7)
Total liabilities of the disposal group classified as held for sale in the balance sheet	$6.0

(a)	Represents credit balances netted in Accounts Receivable, due to the right of offset with partners

(b)	Represents amounts due to (from) partners for pension benefits associated with partner-operated plants

Zimmer Station and Miami Fort Station's results are reflected within continuing operations in the Condensed Statements of Operations. The combined income / (loss) from continuing operations before income tax for Zimmer Station and Miami Fort Station was $11.0 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively, and $18.9 million and $(333.5) million for the nine months ended September 30, 2017 and 2016, respectively. Zimmer Station and Miami Fort Station are included in the Generation segment.

Note 14 – Fixed-asset Impairments

On March 17, 2017, the Board of Directors of DP&L approved the retirement of the two DP&L operated and co-owned electric generating stations; the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively.

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

Key topics in Management's Discussion and Analysis

Our discussion covers the following:

•	Review of Results of Operations

◦	DPL

▪	DPL - T&D Segment

▪	DPL - Generation Segment

◦	DP&L

▪	DP&L - T&D Segment

▪	DP&L - Generation Segment

•	Key Trends and Uncertainties

•	Capital Resources and Liquidity

•	Market Risk

•	Critical Accounting Estimates

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

ENVIRONMENTAL MATTERS

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities and operations to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters as of September 30, 2017. We have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or cannot be reasonably estimated. Of these, those that we believe are most likely to have a material effect are disclosed in our 2016 10-K. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

PJM PRICING

Capacity Auction Price
The PJM capacity base residual auction for the 2020/21 period cleared at a per megawatt price of $77/MW-day for our RTO area. The per megawatt prices for the periods 2019/20, 2018/19, 2017/18 and 2016/17 were $100/MW-day, $165/MW-day, $152/MW-day and $134/MW-day, respectively, based on previous auctions. As discussed in our Form 10-K, the CP program, which was previously approved by the FERC, will phase out RPM as of the 2018/19 period. We cannot predict the outcome of future auctions but based on actual results attained, we estimate that a hypothetical increase or decrease of $10/MW-day in the capacity auction price would result in an annual impact to net income of approximately $5.7 million and $4.8 million for DPL and DP&L, respectively. These estimates do not, however, take into consideration the other factors that may affect the impact of capacity revenues and costs on net income such as our generation capacity and the levels of wholesale revenues. These estimates are discussed further within Commodity Pricing Risk under the Market Risk section of this Management Discussion & Analysis.

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

Ohio law and PUCO rules contain targets relating to renewable energy, peak demand reduction and energy efficiency standards. If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance. DP&L is in full compliance with energy efficiency, peak demand reduction and renewable targets. In 2016, DP&L filed a new energy efficiency portfolio plan which was ultimately settled. The settlement agreement extended the current plan and allowed DP&L to continue to collect lost distribution revenues. The settlement agreement was approved by the PUCO in September 2017. On June 15, 2017, DP&L filed a new energy efficiency portfolio plan for programs in years 2018 through 2020. On October 27, 2017, DP&L filed an unopposed Stipulation and Recommendation in that case which expands the programs offered, the overall budget and opportunities for shared savings. Lost distribution revenues will be collected in a new rider established in DP&L's ESP 3. This Stipulation is pending PUCO approval.

DP&L and AES Ohio Generation filed applications before the FERC to adjust their rates with respect to reactive power provided to PJM from their generation units. On March 3, 2017, DP&L, AES Ohio Generation, and certain intervening parties filed an Offer of Settlement that was approved by the FERC on May 16, 2017. The changes from current reactive power rates were not material. Effective October 1, 2017, FERC approved the transfer of the reactive power rates attributable to generation facilities that had been owned by DP&L to the AES Ohio Generation reactive power tariff. Additionally, the FERC has referred to FERC’s Office of Enforcement for investigation of an issue regarding reactive power charges under the previously effective rates in light of changes in DP&L’s generation portfolio. DP&L's reactive power rates were last reset in 1998. As of the date of this report, DP&L is unable to predict the ultimate outcome of the investigation. Several other utilities within PJM are also being investigated by FERC’s Office of Enforcement on the same issue of changes in the generation portfolio that occurred in between rate proceedings.

Effective October 1, 2017, DP&L completed the separation of its generation assets, which ultimately transferred them to AES Ohio Generation as part of the Generation Separation transactions.

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$163.8	$197.4	$487.1	$553.1
Wholesale	102.2	138.3	299.8	368.0
RTO revenues	15.3	16.8	43.7	47.2
RTO capacity revenues	39.8	32.9	106.6	104.6
Other revenues	2.8	3.9	8.7	8.7
Total revenues	323.9	389.3	945.9	1,081.6
Cost of revenues:
Fuel cost:
Fuel	57.6	80.4	166.3	210.9
Gains from the sale of coal	(0.3)	(1.9)	(0.9)	(4.9)
Mark-to-market losses	—	0.4	—	—
Net fuel cost	57.3	78.9	165.4	206.0
Purchased power:
Purchased power	63.2	86.1	200.4	254.5
RTO charges	15.8	23.2	53.3	60.2
RTO capacity charges	3.8	3.6	10.7	18.5
Mark-to-market losses / (gains)	1.2	(1.2)	(1.0)	(2.7)
Net purchased power cost	84.0	111.7	263.4	330.5
Total cost of revenues	141.3	190.6	428.8	536.5

Gross margin	182.6	198.7	517.1	545.1

Operating expenses:
Operation and maintenance	81.9	91.5	250.3	257.2
Depreciation and amortization	27.3	30.9	81.8	100.3
General taxes	20.1	21.6	68.3	64.2
Fixed-asset impairment	—	—	66.4	235.5
Loss / (gain) on asset disposal	(0.3)	—	15.9	0.1
Other	(5.2)	(0.7)	(6.1)	(0.7)
Total operating expenses	123.8	143.3	476.6	656.6

Operating income / (loss)	58.8	55.4	40.5	(111.5)

Other income / (expense), net:
Investment income	0.1	0.1	0.2	0.3
Interest expense	(27.2)	(27.0)	(81.5)	(79.3)
Charge for early redemption of debt	(3.0)	(0.5)	(3.3)	(3.1)
Other expense	(0.7)	(0.2)	(2.3)	(0.9)
Total other expense, net	(30.8)	(27.6)	(86.9)	(83.0)

Income / (loss) from continuing operations before income tax (a)	$28.0	$27.8	$(46.4)	$(194.5)

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Heating degree days (a)	78	31	2,763	3,212
Cooling degree days (a)	584	874	862	1,175

(a)
Heating and cooling degree days are a measure of the relative heating or cooling required for a home or business. The heating degrees in a day are calculated as the degrees that the average actual daily temperature is below 65 degrees Fahrenheit. For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day would be the 25 degree difference between 65 degrees and 40 degrees. In a similar manner, cooling degrees in a day are calculated as the degrees that the average actual daily temperature is above 65 degrees Fahrenheit.

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plants and non-affiliated generating plants to sell into the wholesale market; contracted wholesale sales and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Retail
Rate	$(17.0)	$(35.2)
Volume	(15.5)	(34.1)
Other miscellaneous	(1.1)	3.3
Total retail change	(33.6)	(66.0)

Wholesale
Rate	(8.8)	(25.2)
Volume	(27.3)	(43.0)
Total wholesale change	(36.1)	(68.2)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	5.4	(1.5)

Other
Other revenues	(1.1)	—

Total revenues change	$(65.4)	$(135.7)
During the three months ended September 30, 2017, Revenues decreased $65.4 million to $323.9 million from $389.3 million in the same period of the prior year. This decrease was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $33.6 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, lower rates associated with the competitive bid rider, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as cooling degree days decreased by 290 degree days. The aforementioned impacts resulted in an unfavorable $17.0 million retail price variance and an unfavorable $15.5 million retail volume variance. In addition, there was an unfavorable other miscellaneous variance of $1.1 million.

•
Wholesale revenues decreased $36.1 million primarily as a result of an unfavorable $27.3 million wholesale volume variance and an unfavorable $8.8 million wholesale price variance. The unfavorable price variance was due to lower PJM market prices in the third quarter of 2017 and lower realized gains on derivatives. The decrease in wholesale volumes of $27.3 million was primarily driven by a decrease in the load served of other parties through their competitive bid process, as well as a 20% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, increased $5.4 million compared to the same period in the prior year. This increase was the result of a $6.9 million increase in revenue realized from the PJM capacity auction in 2017 due to higher prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016. This increase was partially offset by a $1.5 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves.

During the nine months ended September 30, 2017, Revenues decreased $135.7 million to $945.9 million from $1,081.6 million in the same period of the prior year. This decrease was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $66.0 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 449 degree days and cooling degree days decreased by 313 degree days. The aforementioned impacts resulted in an unfavorable $35.2 million retail price variance and an unfavorable $34.1 million retail volume variance. These variances were partially offset by a favorable other miscellaneous variance of $3.3 million.

•
Wholesale revenues decreased $68.2 million primarily as a result of an unfavorable $43.0 million wholesale volume variance and an unfavorable $25.2 million wholesale price variance. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes of $43.0 million was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 10% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, decreased $1.5 million compared to the same period in the prior year. This decrease was the result of a $3.5 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves. This decrease was partially offset by a $2.0 million increase in revenue realized from the PJM capacity auction in 2017 primarily due to higher average prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015.

DPL – Cost of Revenues
During the three months ended September 30, 2017, Cost of revenues decreased $49.3 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $21.6 million compared to the same period in the prior year primarily due to a 10% decrease in average fuel cost per MWh and a 20% decrease in internal generation.

•	Net purchased power decreased $27.7 million compared to the same period in the prior year. This change was driven by the following factors:

◦
Purchased power decreased $22.9 million primarily due to a $11.3 million volume decrease and an $11.6 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016 and lower PJM market rates.

◦
RTO charges decreased $7.4 million compared to the same period in the prior year primarily due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges increased $0.2 million compared to the same period in the prior year primarily due to increases in RTO capacity prices. As noted above, RTO capacity prices are set by an annual auction. The increase in RTO capacity prices was partially offset by a lower retail load served in 2017. Retail load served relates to the load of other parties through their competitive bid process.

◦	Mark-to-market losses increased $2.4 million due to changes in power prices in 2017 and 2016.

During the nine months ended September 30, 2017, Cost of revenues decreased $107.7 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $40.6 million compared to the same period in the prior year primarily due to a 13% decrease in average fuel cost per MWh and a 10% decrease in internal generation. There were fuel costs deferred in 2015, which were expensed in 2016 because they were collected in 2016, which contributed to the price decrease. There were no fuel costs deferred or collected in the first nine months of 2017.

•	Net purchased power decreased $67.1 million compared to the same period in the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $54.1 million primarily due to a $35.8 million volume decrease and an $18.3 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016.

◦
RTO charges decreased $6.9 million compared to the same period in the prior year primarily due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $7.8 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $1.7 million due to changes in power prices in 2017 and 2016.

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2017, Operation and Maintenance expense decreased $9.6 million and $6.9 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(6.3)	$(18.4)
Decrease in generating facilities operating and maintenance expenses	(6.6)	(3.5)
Increase in group insurance expense associated with participation in the AES self-insurance plan	—	7.3
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures in the first quarter of 2017	0.8	6.2
Increase in legal and other consulting costs	1.1	2.8
Other, net	1.4	(1.3)
Net change in operation and maintenance expense	$(9.6)	$(6.9)

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three months ended September 30, 2017, Depreciation and amortization decreased $3.6 million, compared to the same period in the prior year. The decrease was primarily the result of the fixed-asset impairments in the fourth quarter of 2016 and the first quarter of 2017, which reduced depreciation expense due to lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the pending sale of these two plants.

During the nine months ended September 30, 2017, Depreciation and amortization decreased $18.5 million, compared to the same period in the prior year. The decrease was primarily a result of the fixed-asset impairments in the second and fourth quarters of 2016, and the first quarter of 2017, which reduced depreciation expense due to the lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the pending sale of these two plants.

DPL – General Taxes
During the three months ended September 30, 2017, General taxes decreased $1.5 million compared to the same period in the prior year. The decrease was primarily the result of a true-up of the year to date 2017 Ohio property tax accrual to reflect final assessments for 2017 taxes.

During the nine months ended September 30, 2017, General taxes increased $4.1 million compared to the same period in the prior year. The increase was primarily the result of lower Ohio property tax expense in 2016 due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016 and a 2017 unfavorable true-up of $1.2 million for the 2016 Ohio property tax accrual to reflect actual payments made in 2017, as well as higher Ohio property tax rates in 2017.

DPL – Fixed-asset Impairment
During the nine months ended September 30, 2017, DPL recorded an impairment of fixed-assets of $66.4 million. DPL recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements.

During the nine months ended September 30, 2016, DPL recorded an impairment of fixed assets of $235.5 million. For more information, see Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements.

DPL – Loss (Gain) on Asset Disposal
During the nine months ended September 30, 2017, DPL recorded a loss on asset disposal of $15.9 million primarily related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants.

DPL – Other
During the three and nine months ended September 30, 2017, Other operating expenses were reduced by $4.5 million and $5.4 million, respectively, primarily due to insurance recoveries recorded in 2017.

DPL – Charge for Early Redemption of Debt
During the three and nine months ended September 30, 2017, DPL recorded a charge for early redemption of debt of $3.0 million and $3.3 million, respectively, primarily due to the early redemption of the 4.8% Tax-exempt First Mortgage Bonds due 2036.

During the three and nine months ended September 30, 2016, DPL recorded a charge for early redemption of debt of $0.5 million and $3.1 million, respectively. The $3.1 million charge was primarily due to the February 2016 make-whole premium of $2.4 million associated with the early redemption of $73.0 million of the 6.5% Senior Notes due in 2016.

DPL – Income Tax Expense
During the three months ended September 30, 2017, Income tax expense decreased $6.6 million compared to the same period in the prior year primarily due to a year-to-date adjustment for the decrease in the annualized effective rate.

During the nine months ended September 30, 2017, Income tax benefit decreased $57.9 million compared to the same period in the prior year primarily due to a significantly larger pre-tax loss in the prior year versus the current year.

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

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 520,000 retail customers located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord, Hutchings Coal, and East Bend generating facilities, which were either closed or sold in prior periods. As these assets did not transfer to AES Ohio Generation on October 1, 2017 when DP&L’s generation separation occurred, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

Generation Segment
The Generation segment is comprised of AES Ohio Generation and DP&L’s electric generation business. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation services. Through September 30, 2017, AES Ohio Generation owned and operated peaking generating facilities, and DP&L owned multiple coal-fired and peaking electric generating facilities. As a result of Generation Separation, the DP&L-owned generating facilities were transferred to AES Ohio Generation on October 1, 2017.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
T&D	$20.0	$36.4	$60.1	$97.9
Generation	29.9	14.2	(43.7)	(857.2)
Other	(21.9)	(22.8)	(62.8)	564.8
Income / (loss) from continuing operations before income tax (a)	$28.0	$27.8	$(46.4)	$(194.5)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Statement of Operations Highlights – DPL Inc. – T&D Segment

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$164.0	$197.6	$487.8	$553.9
Wholesale	5.9	5.3	14.5	12.3
RTO revenues	12.5	11.5	35.5	34.2
RTO capacity revenues	1.8	1.4	4.7	5.0
Total revenues	184.2	215.8	542.5	605.4
Cost of revenues:
Net fuel cost	—	—	—	5.3
Purchased power:
Purchased power	58.2	73.9	178.2	199.9
RTO charges	15.7	15.7	43.2	44.3
RTO capacity charges	0.5	0.2	0.6	(0.2)
Net purchased power cost	74.4	89.8	222.0	244.0
Total cost of revenues	74.4	89.8	222.0	249.3

Gross margin	109.8	126.0	320.5	356.1

Operating expenses:
Operation and maintenance	42.4	47.3	121.4	134.9
Depreciation and amortization	19.6	17.8	56.3	55.1
General taxes	19.3	17.7	57.8	50.7
Gain on asset disposal	(0.3)	—	(0.3)	(0.4)
Total operating expenses	81.0	82.8	235.2	240.3

Operating income	28.8	43.2	85.3	115.8

Other expense, net
Investment income	0.1	0.1	0.2	0.3
Interest expense	(7.7)	(6.5)	(22.9)	(17.5)
Charge for early redemption of debt	(1.0)	(0.5)	(1.1)	(0.5)
Other expense	(0.2)	0.1	(1.4)	(0.2)
Total other expense, net	(8.8)	(6.8)	(25.2)	(17.9)

Income from continuing operations before income tax (a)	$20.0	$36.4	$60.1	$97.9

(a)
For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – T&D Segment – Revenues
During the three months ended September 30, 2017, the segment’s revenues decreased $31.6 million to $184.2 million from $215.8 million in the same period of the prior year. This decrease was primarily the result of lower retail volumes and lower average retail rates.

•
Retail revenues decreased $33.6 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, lower rates associated with the competitive bid rider, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as cooling degree days decreased by 290 degree days. The aforementioned impacts resulted in an unfavorable $15.5 million retail volume variance and an unfavorable $17.0 million retail price variance. In addition, there was an unfavorable other miscellaneous variance of $1.1 million.

•	Wholesale revenues increased $0.6 million. These revenues, included in the T&D segment, consist of our 4.9% share of the generation output of OVEC, which is sold into PJM at market prices.

•	RTO capacity and other revenues increased $1.4 million compared to the same period in the prior year.

During the nine months ended September 30, 2017, the segment’s revenues decreased $62.9 million to $542.5 million from $605.4 million in the same period of the prior year. This decrease was primarily the result of lower retail volumes and lower average retail rates.

•
Retail revenues decreased $66.1 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 449 degree days and cooling degree days decreased by 313 degree days. The aforementioned impacts resulted in an unfavorable $35.2 million retail price variance and an unfavorable $34.1 million retail volume variance. These variances were partially offset by a favorable other miscellaneous variance of $3.2 million.

•
Wholesale revenues increased $2.2 million. These revenues, included in the T&D segment, consist of our 4.9% share of the generation output of OVEC, which is sold into PJM at market prices. As such, the increase in wholesale revenue is due to increased OVEC revenue.

•	RTO capacity and other revenues increased $1.0 million compared to the same period in the prior year.

DPL Inc. – T&D Segment – Cost of Revenues
During the three months ended September 30, 2017, Total cost of revenues decreased $15.4 million compared to the prior year. This decrease was a result of:

•	Net purchased power decreased $15.4 million compared to the prior year. This was driven by the following factors:

◦
Purchased power decreased $15.7 million compared to the same period in the prior year primarily due to a favorable price variance of $7.4 million driven by lower rates in the competitive bid process in 2017, and lower volumes of $8.3 million due to the decrease in DP&L retail demand in 2017.

◦	RTO capacity and other charges increased $0.3 million compared to the same period in the prior year.

During the nine months ended September 30, 2017, Total cost of revenues decreased $27.3 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include expense recognition or deferral coinciding with the collection of fuel costs through the regulatory fuel deferral, decreased $5.3 million compared to the prior year primarily due to fuel costs deferred in 2015, being collected in 2016. There were no fuel costs deferred or collected in 2017.

•	Net purchased power decreased $22.0 million compared to the prior year. This was driven by the following factors:

◦
Purchased power decreased $21.7 million compared to the same period in the prior year primarily due to a favorable price variance of $8.5 million driven by lower rates in the competitive bid process in 2017, and lower volumes of $13.2 million due to the decrease in DP&L retail demand in 2017.

◦	RTO capacity and other charges decreased $0.3 million compared to the same period in the prior year.

DPL Inc. – T&D Segment – Operating Expenses
During the three and six months ended June 30, 2017, Operating expenses decreased $1.8 million and $5.1 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(6.3)	$(18.4)
Increase in General taxes (b)	1.6	7.1
Increase / (decrease) in group insurance expense associated with participation in the AES self-insurance plan	(0.1)	3.4
Increase in legal and other consulting costs	0.5	2.5
Increase in Depreciation and amortization expense primarily due to additional investments in T&D fixed assets	1.8	1.2
Other, net	0.7	(0.9)
Net change in operating expenses	$(1.8)	$(5.1)

(a)	There is a corresponding offset in Revenues associated with these programs, resulting in no impact to Income from continuing operations before income tax.

(b)
During the three months ended September 30, 2017, General taxes increased $1.6 million compared to the same period in the prior year. The increase was primarily the result of higher Ohio property tax expense driven by higher tax rates and property values. During the nine months ended September 30, 2017, General taxes increased $7.1 million compared to the same period in the prior year. The increase was primarily the result of higher Ohio property tax expense driven by higher tax rates, higher property values, lower expense in 2016 due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, and a 2017 unfavorable true-up of $1.2 million for the 2016 Ohio property tax accrual to reflect actual payments made in 2017.

DPL Inc. – T&D Segment – Interest Expense
During the three months ended September 30, 2017, Interest expense increased $1.2 million compared to the same period in the prior year primarily driven by higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

During the nine months ended September 30, 2017, Interest expense increased $5.4 million compared to the same period in the prior year primarily driven by higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

Statement of Operations Highlights – DPL Inc. – Generation Segment

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$0.1	$0.1	$0.2	$0.2
Wholesale	96.3	133.6	286.1	357.3
RTO revenues	2.8	5.3	8.2	13.0
RTO capacity revenues	38.0	31.5	101.9	99.6
Other mark-to-market losses	—	(0.1)	—	(0.1)
Total revenues	137.2	170.4	396.4	470.0
Cost of revenues:
Fuel cost:
Fuel	57.6	80.4	166.3	205.3
Losses from the sale of coal	(0.3)	(1.9)	(0.9)	(4.6)
Mark-to-market losses	—	0.4	—	—
Net fuel cost	57.3	78.9	165.4	200.7
Purchased power:
Purchased power	4.6	11.2	21.8	54.6
RTO charges	0.1	7.5	10.1	15.9
RTO capacity charges	3.3	3.4	10.1	18.7
Mark-to-market losses / (gains)	1.2	(1.2)	(1.0)	(2.7)
Net purchased power cost	9.2	20.9	41.0	86.5
Total cost of revenues	66.5	99.8	206.4	287.2

Gross margin	70.7	70.6	190.0	182.8

Operating expenses:
Operation and maintenance	40.3	45.5	130.0	124.8
Depreciation and amortization	4.7	7.7	16.6	44.6
General taxes	0.9	3.8	10.4	13.4
Fixed-asset impairment	—	—	66.3	857.1
Loss / (gain) on asset disposal	—	(0.7)	16.2	(0.2)
Other	(5.2)	—	(6.1)	—
Total operating expenses	40.7	56.3	233.4	1,039.7

Operating income / (loss)	30.0	14.3	(43.4)	(856.9)

Other expense, net
Interest expense	—	(0.1)	(0.2)	(0.3)
Other expense	(0.1)	—	(0.1)	—
Total other expense, net	(0.1)	(0.1)	(0.3)	(0.3)

Income / (loss) from continuing operations before income tax (a)	$29.9	$14.2	$(43.7)	$(857.2)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL Inc. – Generation Segment – Revenues
During the three months ended September 30, 2017, the segment’s revenues decreased $33.2 million to $137.2 million from $170.4 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and lower average wholesale rates, partially offset by higher RTO capacity and other revenues.

•
Wholesale revenues decreased $37.3 million primarily as a result of an unfavorable wholesale volume variance of $33.2 million and an unfavorable wholesale price variance of $4.1 million. The unfavorable price variance was due to lower PJM market prices in the third quarter of 2017 and lower realized gains on derivatives. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process, as well as a 20% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, increased $4.0 million compared to the same period in the prior year. This increase was the result of a $6.5 million increase in revenue realized from the PJM capacity auction in 2017 due to higher prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016. This increase was partially offset by a $2.5 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves.

During the nine months ended September 30, 2017, the segment’s revenues decreased $73.6 million to $396.4 million from $470.0 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes, lower average wholesale rates, and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $71.2 million primarily as a result of an unfavorable wholesale volume variance of $48.7 million and an unfavorable wholesale price variance of $22.5 million. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process and a 10% decrease in internal generation at DPL's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, decreased $2.5 million compared to the same period in the prior year primarily due to a $4.8 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves. This decrease was partially offset by a $2.3 million increase in revenue realized from the PJM capacity auction in 2017 primarily due to higher average prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015.

DPL Inc. – Generation Segment – Cost of Revenues
During the three months ended September 30, 2017, Total cost of revenues decreased $33.3 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $21.6 million compared to the same period in the prior year primarily due to a 10% decrease in average fuel cost per MWh and a 20% decrease in internal generation.

•	Net purchased power decreased $11.7 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $6.6 million primarily due to a favorable volume variance of $3.5 million and a favorable price variance of $3.1 million. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016. The price decrease was primarily driven by lower PJM market rates in the third quarter of 2017. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges decreased $7.4 million compared to the same period in the prior year primarily due to lower transmission and congestion charges.

◦
RTO capacity charges decreased $0.1 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, partially offset by higher RTO capacity prices. Retail load served relates to the load of other parties through their competitive bid process.

◦	Mark-to-market losses increased $2.4 million due to changes in power prices in 2017 and 2016.

During the nine months ended September 30, 2017, Total cost of revenues decreased $80.8 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $35.3 million compared to the same period in the prior year primarily due to a 13% decrease in average fuel cost per MWh and a 10% decrease in internal generation.

•	Net purchased power decreased $45.5 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $32.8 million primarily due to a favorable volume variance of $29.9 million and a favorable price variance of $2.9 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2017. The price decrease was primarily driven by lower PJM market rates. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges decreased $5.8 million compared to the same period in the prior year primarily due to lower transmission and congestion charges.

◦
RTO capacity charges decreased $8.6 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $1.7 million due to changes in power prices in 2017 and 2016.

DPL Inc. – Generation Segment – Operating Expenses
During the three and six months ended June 30, 2017, Operating expenses decreased $15.6 million and $806.3 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Change in Fixed-asset impairment from 2016 to 2017 (a)	$—	$(790.8)
Decrease in Depreciation and amortization expense as a result of the fixed-asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values	(3.0)	(28.0)
Higher insurance recoveries in 2017	(5.2)	(6.1)
Decrease in General taxes due to a true-up of the year to date 2017 Ohio property tax accrual for generation to reflect final assessments for 2017 taxes recorded in the third quarter of 2017	(2.9)	(3.0)
Decrease in generating facilities operating and maintenance expenses	(5.6)	(2.4)
Loss on asset disposal (b)	0.7	16.4
Increase / (decrease) in retirement benefit costs, primarily due to pension curtailment charges associated with announced plant closures in the first quarter	(0.1)	5.6
Increase in group insurance expenses associated with participation in the AES self-insurance plan	0.1	3.9
Other, net	0.4	(1.9)
Net change in operating expenses	$(15.6)	$(806.3)

(a)
During the nine months ended September 30, 2017, the Generation segment recorded a fixed-asset impairment of $66.3 million. The Generation segment recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively. During the nine months ended September 30, 2016, the Generation segment recorded a fixed-asset impairment of $857.1 million. The Generation segment recognized asset impairment expense of $230.8 million and $4.7 million for Killen Station and certain DP&L peaking generating facilities, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements.

(b)
During the nine months ended September 30, 2017, the Generation segment recorded a loss on asset disposal of $15.9 million primarily related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants.

DPL Inc. – Generation Segment – Interest Expense
During the three and nine months ended September 30, 2017, Interest expense did not change significantly compared to the same periods in the prior year.

In the generation separation order dated September 17, 2014, the PUCO permitted DP&L, upon transfer of the generation assets to AES Ohio Generation, to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. The order also stated if DP&L cannot rebalance its capital structure by January 1, 2018, it should file an application explaining why it was unable to do so and the steps that it was taking to get back to a 50/50 capital structure. DP&L has complied with the PUCO's order by filing such an application. For historical segment purposes, up to $750.0 million of long-term debt and the pro rata interest expense associated with that debt has been allocated to the T&D segment. All remaining debt and interest expense has been included in the Generation segment.

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$164.1	$197.7	$488.0	$554.1
Wholesale	95.0	127.9	283.9	347.2
RTO revenues	14.5	15.2	41.0	43.9
RTO capacity revenues	32.0	27.6	87.9	86.2
Other mark-to-market losses	—	—	—	(0.1)
Total revenues	305.6	368.4	900.8	1,031.3
Cost of revenues:
Fuel cost:
Fuel	53.1	72.5	153.7	194.4
Gains from the sale of coal	(0.3)	(1.9)	(0.9)	(4.9)
Mark-to-market losses	—	0.4	—	—
Net fuel cost	52.8	71.0	152.8	189.5
Purchased power:
Purchased power	62.9	85.3	199.3	254.2
RTO charges	16.0	22.7	52.9	59.1
RTO capacity charges	3.4	3.3	9.5	17.4
Mark-to-market losses / (gains)	1.2	(1.3)	(1.0)	(2.7)
Net purchased power cost	83.5	110.0	260.7	328.0
Total cost of revenues	136.3	181.0	413.5	517.5

Gross margin	169.3	187.4	487.3	513.8

Operating expenses:
Operation and maintenance	81.7	85.5	245.2	248.0
Depreciation and amortization	22.7	24.1	68.2	95.2
General taxes	19.6	21.2	66.8	62.8
Gain on termination of contract	—	—	—	(27.7)
Fixed-asset impairment	—	—	66.3	857.1
Loss / (gain) on asset disposal	(0.3)	—	15.9	0.2
Other	(4.4)	—	(4.4)	—
Total operating expenses	119.3	130.8	458.0	1,235.6

Operating income / (loss)	50.0	56.6	29.3	(721.8)

Other expense, net
Investment income	0.1	0.1	0.2	0.3
Interest expense	(7.7)	(6.5)	(23.1)	(17.2)
Charge for early redemption of debt	(1.0)	(0.5)	(1.1)	(0.5)
Other expense	(0.2)	0.1	(1.5)	(0.2)
Total other expense, net	(8.8)	(6.8)	(25.5)	(17.6)

Income / (loss) from operations before income tax (a)	$41.2	$49.8	$3.8	$(739.4)

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

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plants and non-affiliated generating plants to sell into the wholesale market; contracted wholesale sales and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Retail
Rate	$(17.0)	$(35.3)
Volume	(15.5)	(34.2)
Other miscellaneous	(1.1)	3.4
Total retail change	(33.6)	(66.1)

Wholesale
Rate	(9.4)	(27.4)
Volume	(23.5)	(35.9)
Total wholesale change	(32.9)	(63.3)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	3.7	(1.2)

Other
Unrealized MTM	—	0.1

Total revenues change	$(62.8)	$(130.5)

During the three months ended September 30, 2017, Revenues decreased $62.8 million to $305.6 million from $368.4 million in the same period in the prior year. This decrease was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $33.6 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, lower rates associated with the competitive bid rider, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as cooling degree days decreased by 290 degree days. The aforementioned impacts resulted in an unfavorable $17.0 million retail price variance and an unfavorable $15.5 million retail volume variance. In addition, there was an unfavorable other miscellaneous variance of $1.1 million.

•
Wholesale revenues decreased $32.9 million primarily as a result of an unfavorable $23.5 million wholesale volume variance and an unfavorable $9.4 million wholesale price variance. The unfavorable price variance was due to lower PJM market prices in the third quarter of 2017 and lower realized gains on derivatives. The decrease in wholesale volumes of $23.5 million was primarily driven by a decrease in the load served of other parties through their competitive bid process, as well as a 19% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, increased $3.7 million compared to the same period in the prior year. This increase was the result of a $4.4 million increase in revenue realized from the PJM capacity auction in 2017 due to higher prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016. This increase was partially offset by a $0.7 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves.

During the nine months ended September 30, 2017, Revenues decreased $130.5 million to $900.8 million from $1,031.3 million in the same period in the prior year. This decrease was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $66.1 million primarily due to lower average DP&L retail rates and lower DP&L retail volumes. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016, collections on the remaining 2015 deferred fuel balance in the first quarter of 2016, and a decrease in the USF revenue rate rider, partially offset by increased revenue associated with energy efficiency programs recorded in 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree days decreased by 449 degree days and cooling degree days decreased by 313 degree days. The aforementioned impacts resulted in an unfavorable $35.3 million retail price variance and an unfavorable $34.2 million retail volume variance. These variances were partially offset by a favorable other miscellaneous variance of $3.4 million.

•
Wholesale revenues decreased $63.3 million primarily as a result of an unfavorable $35.9 million wholesale volume variance and an unfavorable $27.4 million wholesale price variance. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes of $35.9 million was primarily driven by a decrease in the load served of other parties through their competitive bid process and an 8% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, decreased $1.2 million compared to the same period in the prior year. This decrease was the result of a $2.9 million decrease in RTO revenues due to lower rates and availability related to compensation for DP&L's reactive supply and operating reserves. This decrease was partially offset by a $1.7 million increase in revenue realized from the PJM capacity auction in 2017 primarily due to higher average prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015.

DP&L – Cost of Revenues
During the three months ended September 30, 2017, Cost of revenues decreased $44.7 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $18.2 million, compared to the same period in the prior year primarily due to a 10% decrease in average fuel cost per MWh and a 19% decrease in internal generation at DP&L's plants in 2017.

•	Net purchased power decreased $26.5 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $22.4 million primarily due to a $12.2 million volume decrease and a $10.2 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016 and lower PJM market rates.

◦
RTO charges decreased $6.7 million compared to the same period in the prior year due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges increased $0.1 million compared to the same period in the prior year primarily due to increases in RTO capacity prices. As noted above, RTO capacity prices are set by an annual auction. The increase in RTO capacity prices was partially offset by a lower retail load served in 2017. Retail load served relates to the load of other parties through their competitive bid process.

◦	Mark-to-market losses increased $2.5 million compared to the same period in the prior year due to changes in power prices in 2017 and 2016.

During the nine months ended September 30, 2017, Cost of revenues decreased $104.0 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $36.7 million, compared to the same period in the prior year primarily due to a 14% decrease in average fuel cost per MWh and an 8% decrease in internal generation. There were fuel costs deferred in 2015, which were expensed in 2016 because they were collected in 2016, which contributed to the price decrease. There were no fuel costs deferred or collected in 2017.

•	Net purchased power decreased $67.3 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $54.9 million primarily due to a $35.0 million volume decrease and a $19.9 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 than 2016.

◦
RTO charges decreased $6.2 million compared to the same period in the prior year due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $7.9 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $1.7 million compared to the same period in the prior year due to changes in power prices in 2017 and 2016.

DP&L – Operation and Maintenance
During the three and nine months ended September 30, 2017, Operation and Maintenance expense decreased $3.8 million and $2.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(6.3)	$(18.4)
Decrease in generating facilities operating and maintenance expenses	(3.6)	(2.3)
Increase in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures in the first quarter of 2017	0.7	7.6
Increase in group insurance expense associated with participation in the AES self-insurance plan	—	7.2
Insurance recoveries from MVIC in 2016	2.9	2.9
Increase in legal and other consulting costs	1.2	2.8
Other, net	1.3	(2.6)
Net change in operation and maintenance expense	$(3.8)	$(2.8)

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three months ended September 30, 2017, Depreciation and amortization decreased $1.4 million, compared to the same period in the prior year. The decrease was primarily the result of the fixed-asset impairments in the fourth quarter of 2016 and the first quarter of 2017, which reduced depreciation expense due to lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the pending sale of these two plants.

During the nine months ended September 30, 2017, Depreciation and amortization decreased $27.0 million, compared to the same period in the prior year. The decrease was primarily a result of the fixed-asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the pending sale of these two plants.

DP&L – General Taxes
During the three months ended September 30, 2017, General taxes decreased $1.6 million compared to the same period in the prior year. The decrease was primarily the result of a true-up of the 2017 Ohio property tax accrual to reflect final assessments for 2017 taxes.

During the nine months ended September 30, 2017, General taxes increased $4.0 million compared to the same period in the prior year. The increase was primarily the result of lower Ohio property tax expense in 2016 due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016 and a 2017 unfavorable true-up of $1.2 million for the 2016 Ohio property tax accrual to reflect actual payments made in 2017, as well as higher Ohio property tax rates in 2017.

DP&L – Gain on Termination of Contract
During the nine months ended September 30, 2016, DP&L recorded $27.7 million related to the termination of a contract DP&L had with DPLER for the supply of electricity.

DP&L – Fixed-asset Impairment
During the nine months ended September 30, 2017, DP&L recorded an impairment of fixed-assets of $66.3 million. DP&L recognized asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements.

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

DP&L – Loss / (gain) on asset disposal
During the nine months ended September 30, 2017, DP&L recorded a loss on asset disposal of $15.9 million primarily related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants.

DP&L – Other
During the three and nine months ended September 30, 2017, Other operating expenses were reduced by $4.4 million primarily due to insurance recoveries recorded in 2017.

DP&L – Interest Expense
During the three months ended September 30, 2017, Interest expense increased $1.2 million compared to the same period in the prior year primarily due to higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

During the nine months ended September 30, 2017, Interest expense increased $5.9 million compared to the same period in the prior year primarily due to higher interest rates on the $445.0 million variable rate Term Loan B maturing on August 24, 2022 compared to the interest rate on the 1.875% First Mortgage Bonds Due 2016.

DP&L – Income Tax Expense
During the three months ended September 30, 2017, Income tax expense decreased $7.8 million compared to the same period in the prior year primarily due to a lower annualized effective tax rate and lower pretax income in the current year versus the prior year.

During the nine months ended September 30, 2017, Income tax expense / (benefit) decreased $271.8 million compared to the same period in the prior year primarily due to a significantly large pre-tax loss in the prior year versus pre-tax income in the current year.

RESULTS OF OPERATIONS BY SEGMENT – DP&L

Through September 30, 2017, DP&L managed the business through two reportable operating segments, the T&D segment and the Generation segment. After Generation Separation, DP&L will have only one reportable operating segment, the T&D segment, beginning on October 1, 2017. The primary segment performance measure is income / (loss) from operations before income tax as management has concluded that this measure best reflects the underlying business performance of DP&L and is the most relevant measure considered in DP&L’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

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

See Note 12 – Business Segments of Notes to DP&L’s Condensed Financial Statements for additional information regarding DP&L’s reportable segments.

The following table presents DP&L’s Income / (loss) from operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
T&D	$20.0	$36.5	$60.1	$98.5
Generation	21.2	13.3	(56.3)	(837.9)
Income / (loss) from operations before income tax (a)	$41.2	$49.8	$3.8	$(739.4)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

Statement of Operations Highlights – DP&L – Generation Segment

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2017	2016	2017	2016
Revenues:
Retail	$0.1	$0.1	$0.2	$0.2
Wholesale	89.1	122.6	269.4	334.9
RTO revenues	2.0	3.7	5.5	9.7
RTO capacity revenues	30.2	26.2	83.2	81.2
Other mark-to-market losses	—	—	—	(0.1)
Total revenues	121.4	152.6	358.3	425.9
Cost of revenues:
Cost of fuel:
Fuel	53.1	72.5	153.7	188.8
Gains from the sale of coal	(0.3)	(1.9)	(0.9)	(4.6)
Mark-to-market losses	—	0.4	—	—
Net fuel cost	52.8	71.0	152.8	184.2
Purchased power:
Purchased power	4.7	11.4	21.1	54.3
RTO charges	0.3	7.0	9.7	14.8
RTO capacity charges	2.9	3.1	8.9	17.6
Mark-to-market losses / (gains)	1.2	(1.3)	(1.0)	(2.7)
Net purchased power cost	9.1	20.2	38.7	84.0
Total cost of revenues	61.9	91.2	191.5	268.2

Gross margin	59.5	61.4	166.8	157.7

Operating expenses:
Operation and maintenance	39.3	38.2	123.8	113.1
Depreciation and amortization	3.1	6.3	11.9	40.1
General taxes	0.3	3.5	9.0	12.1
Gain on termination of contract	—	—	—	(27.7)
Fixed-asset impairment	—	—	66.3	857.1
Loss on asset disposal	—	—	16.2	0.6
Other	(4.4)	—	(4.4)	—
Total operating expenses	38.3	48.0	222.8	995.3

Other income / (expense), net	21.2	13.4	(56.0)	(837.6)

Other expense, net
Interest expense	—	(0.1)	(0.2)	(0.3)
Other expense	—	—	(0.1)	—
Total other expense, net	—	(0.1)	(0.3)	(0.3)

Income / (loss) from operations before income tax (a)	$21.2	$13.3	$(56.3)	$(837.9)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Generation Segment – Revenues
During the three months ended September 30, 2017, the segment’s revenues decreased $31.2 million to $121.4 million from $152.6 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes and lower average wholesale rates, partially offset by higher RTO capacity and other revenues.

•
Wholesale revenues decreased $33.5 million primarily as a result of an unfavorable wholesale volume variance of $29.2 million and an unfavorable wholesale price variance of $4.3 million. The unfavorable price variance was due to lower PJM market prices in the third quarter of 2017 and lower realized gains on derivatives. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process, as well as a 19% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues increased $2.3 million compared to the same period in the prior year. This increase was the result of a $4.0 million increase in revenue realized from the PJM capacity auction in 2017 due to higher prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016. This increase was partially offset by a $1.7 million decrease in RTO revenues due to lower rates and availability related to compensation for DP&L's reactive supply and operating reserves.

During the nine months ended September 30, 2017, the segment’s revenues decreased $67.6 million to $358.3 million from $425.9 million in the same period of the prior year. This decrease was primarily the result of lower wholesale volumes, lower average wholesale rates, and lower RTO capacity and other revenues.

•
Wholesale revenues decreased $65.5 million primarily as a result of an unfavorable wholesale volume variance of $41.6 million and an unfavorable wholesale price variance of $23.9 million. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes was primarily driven by a decrease in the load served of other parties through their competitive bid process and an 8% decrease in internal generation at DP&L's plants in 2017.

•
RTO capacity and other revenues, consisting primarily of PJM capacity payments, decreased $2.2 million compared to the same period in the prior year primarily due to a $4.2 million decrease in RTO revenues due to lower rates and availability related to compensation for DP&L's reactive supply and operating reserves. This decrease was partially offset by a $2.0 million increase in revenue realized from the PJM capacity auction in 2017 primarily due to higher average prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015.

DP&L – Generation Segment – Cost of Revenues
During the three months ended September 30, 2017, Total cost of revenues decreased $29.3 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $18.2 million compared to the same period in the prior year primarily due to a 10% decrease in average fuel cost per MWh and a 19% decrease in internal generation at DP&L's plants in 2017.

•	Net purchased power decreased $11.1 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $6.7 million primarily due to a favorable volume variance of $4.5 million and a favorable price variance of $2.2 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2017. The price decrease was primarily driven by lower PJM market rates in the third quarter of 2017. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges decreased $6.7 million compared to the same period in the prior year primarily due to lower transmission and congestion charges.

◦
RTO capacity charges decreased $0.2 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, partially offset by higher RTO capacity prices. Retail load served relates to the load of other parties through their competitive bid process.

◦	Mark-to-market losses increased $2.5 million due to changes in power prices in 2017 and 2016.

During the nine months ended September 30, 2017, Total cost of revenues decreased $76.7 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $31.4 million compared to the same period in the prior year primarily due to a 14% decrease in average fuel cost per MWh and an 8% decrease in internal generation at DP&L's plants in 2017.

•	Net purchased power decreased $45.3 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $33.2 million primarily due to a favorable volume variance of $29.9 million and a favorable price variance of $3.3 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2017. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges decreased $5.1 million compared to the same period in the prior year primarily due to lower transmission and congestion charges.

◦
RTO capacity charges decreased $8.7 million compared to the same period in the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $1.7 million due to changes in power prices in 2017 and 2016.

DP&L – Generation Segment – Operating Expenses
During the three and six months ended June 30, 2017, Operating expenses decreased $9.7 million and $772.5 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2017 vs. 2016	2017 vs. 2016
Change in Fixed-asset impairment from 2016 to 2017 (a)	$—	$(790.8)
Decrease in Depreciation and amortization expense as a result of the fixed-asset impairments in the second and fourth quarters of 2016 and the first quarter of 2017, which reduced depreciation expense due to the lower asset values	(3.2)	(28.2)
Higher insurance recoveries in 2017	(4.4)	(4.4)
Decrease in General taxes due to a true-up of the year to date 2017 Ohio property tax accrual for generation to reflect final assessments for 2017 taxes recorded in the third quarter of 2017	(3.2)	(3.1)
Decrease in generating facilities operating and maintenance expenses	(2.6)	(1.0)
Gain on termination of contract in 2016	—	27.7
Loss on asset disposal (b)	—	15.6
Increase / (decrease) in retirement benefits costs, primarily due to pension curtailment charges associated with announced plant closures in the first quarter	(0.1)	5.7
Increase in group insurance expense associated with participation in the AES self-insurance plan	—	3.8
Other, net	3.8	2.2
Net change in operating expenses	$(9.7)	$(772.5)

(a)
During the nine months ended September 30, 2017, the Generation segment recorded a fixed-asset impairment of $66.3 million. The Generation segment recognized an asset impairment expense of $39.0 million and $27.3 million for Stuart Station and Killen Station, respectively. During the nine months ended September 30, 2016, the Generation segment recorded a fixed-asset impairment of $857.1 million. The Generation segment recognized an asset impairment expense of $292.0 million, $246.2 million and $318.9 million for Stuart Station, Killen Station and Zimmer station, respectively. For more information, see Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements.

(b)
During the nine months ended September 30, 2017, the Generation segment recorded a loss on asset disposal of $16.2 million primarily related to the write-off of plant materials and supplies inventory at the Stuart and Killen plants.

DP&L – Generation Segment – Interest Expense
During the three and nine months ended September 30, 2017, Interest expense did not change significantly compared to the same periods in the prior year.

In the generation separation order dated September 17, 2014, the PUCO permitted DP&L, upon transfer of the generation assets to AES Ohio Generation, to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. The order also stated if DP&L cannot rebalance its capital structure by January 1, 2018, it should file an application explaining why it was unable to do so and the steps that it was taking to get back to a 50/50 capital structure. DP&L has complied with the PUCO's order by filing such an application. For historical segment purposes, up to $750.0 million of long-term debt and the pro rata interest expense associated with that debt has been allocated to the T&D segment. All remaining debt and interest expense has been included in the Generation segment.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2017 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, energy efficiency and wholesale prices. In addition, DPL's and DP&L's financial results are likely to be driven by many factors including, but not limited to:

•	PJM capacity prices;

•	Effect of implementing DP&L's ESP 3 order approved on October 20, 2017 with rates to be effective November 1, 2017;

•	Outcome of DP&L's pending distribution rate case;

•	Operational performance of generation facilities;

•	Recovery in the power market, particularly as it relates to an expansion in dark spreads;

•	Sale or transfer of generation assets now owned by AES Ohio Generation; and

•	DPL's ability to reduce its cost structure.

Operational
On March 17, 2017, the Board of Directors of DP&L approved the retirement of the DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the DP&L operated and co-owned Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. In the first quarter of 2017, DPL incurred an impairment charge of $66.4 million and DP&L incurred an impairment charge of $66.3 million related to these planned retirements. See Note 14 – Fixed-asset Impairments of Notes to DPL's Condensed Consolidated Financial Statements and Note 14 – Fixed-asset Impairments of Notes to DP&L's Condensed Financial Statements for more information. DPL and DP&L also recorded pension curtailment charges of $4.1 million and $5.6 million, respectively, and inventory write off charges of $16.2 million in the first quarter of 2017 associated with the planned retirement.

In addition to the charges noted above, DPL and DP&L estimate that they will incur $7.0 million to $13.0 million in severance and benefit related costs during 2017 and 2018 and approximately $10.0 million to $30.0 million in plant shutdown costs, the timing of which is uncertain as of the date of this report. In addition, DPL also estimates future cash expenditures of approximately $130.0 million for asset retirement obligations beginning in June 2018 and through 2023.

On October 1, 2017, Stuart Unit 1 was retired due to damage sustained when a high-pressure feedwater heater shell failed on January 10, 2017.

In addition to our plans to exit coal capacity, we are pursuing the sale of our peaker generation assets. We expect to announce a transaction by year-end with closing expected in the first half of 2018.

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

In January 2017, DP&L filed a settlement in its ESP 3 case and filed an amended stipulation on March 13, 2017, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. With PUCO approval, DP&L has the option of extending the duration of the DMR for an additional two years;

•
The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which is to be established in a separate DP&L distribution rate case

•
A non-bypassable Reconciliation Rider permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s investment in OVEC and DP&L's OVEC related costs;

•	Implementation by DP&L of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing, rates, riders and competitive retail market enhancements, with tariffs consistent with the order to be effective November 1, 2017;

•
A commitment to commence a sale process to sell our ownership interests in the Zimmer, Miami Fort and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L; and

•	Restrictions on DPL making dividend or tax sharing payments; and

•	Various other riders and competitive retail market enhancements.

On April 21, 2017, DP&L and AES Ohio Generation entered into an agreement for the sale of DP&L’s undivided interests in Zimmer and Miami Fort for $50.0 million in cash and the assumption of certain liabilities, including environmental liabilities. The purchase price is subject to adjustment at closing based on the amount of certain inventories, pre-paid amounts, employment benefits, insurance premiums, property taxes and other costs. The sale is subject to approval by the FERC and is expected to close in the fourth quarter of 2017.

In connection with any sale or closure of our generation plants as contemplated by the ESP 3 settlement or otherwise, DPL and DP&L would expect to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL and DP&L.

DP&L’s ESP 2 had been approved by the PUCO for the years 2014 - 2016, and permitted DP&L to collect a non-bypassable service stability rider equal to $110.0 million per year for each of those years and required DP&L to conduct competitive bid auctions to procure generation supply for SSO service. The Ohio Supreme Court in a June 2016 opinion stated that the PUCO’s approval of the ESP was reversed. In view of that reversal, DP&L filed a motion to withdraw its ESP 2 and implement rates consistent with those in effect prior to 2014. The PUCO approved DP&L’s withdrawal of ESP 2 and implementation plans. Those rates were in effect until rates approved as a result of DP&L’s pending ESP 3 are effective, November 1, 2017. In February 2017, several parties appealed the PUCO orders that approved both the withdrawal and the implementation plans to the Ohio Supreme Court. Those appeals are pending, and the outcome and potential financial impact of those appeals cannot be determined at this time. In July 2017, the Office of the Ohio Consumers Counsel filed a motion with the Ohio Supreme Court seeking to stay collection of the reinstated prior rates while the appeals are pending. That stay was denied by the Ohio Supreme Court in September 2017.

The Department of Energy (DOE) issued a Notice of Proposed Rule Making (NOPR) on September 29, 2017, which directed the FERC to exercise its authority to set just and reasonable rates that recognize the “resiliency” value provided by generation plants with certain characteristics, including having 90-days or more of on-site fuel and operating in markets where they do not receive rate base treatment through state ratemaking. Nuclear and coal-fired generation plants are most likely to be able to meet the requirements. As proposed, the DOE would value resiliency through rates that recover “compensable costs” that are defined to include the recovery of operating and fuel expenses, debt service and a fair return on equity. The FERC is proceeding on an expedited basis, as requested by the DOE, but the timing and outcome of the proposed rule, including effects on wholesale energy markets, remains uncertain.

Environmental
We refer to the discussion in “Item 1. Business - Environmental Matters - Climate Change Legislation and Regulation” in our 2016 Form 10-K for a discussion of certain recent developments in environmental laws and regulations, including the USEPA’s CO2 emissions rules for new electric generating units, or GHG NSPS, as well as the CO2 emissions rules for existing power plants, called the CPP. Both the GHG NSPS and the CPP are being challenged by several states and industry groups in the D.C. Circuit Court. The challenges to the CPP have been fully briefed and argued but oral arguments have not yet taken place on the GHG NSPS. Challenges to both rules are currently being held in abeyance. Additionally, by order of the U.S. Supreme Court, the CPP has been stayed pending resolution of the challenges to the rule. On October 16, 2017, the USEPA published a proposed rule to repeal the CPP in its entirety on the legal basis that the rule exceeds the USEPA’s statutory authority. The USEPA will accept comments on the proposal until December 15, 2017.

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

In response to Executive Orders, USEPA is currently evaluating various existing regulations to be considered for repeal, replacement, or modification. We cannot predict at this time the likely outcome of the USEPA’s review of other existing regulations or what impact it may have on our business.

On September 27, 2017, the State of Maryland filed a complaint against the USEPA for failing to address its
November 2016 CAA petition to the USEPA to determine that 36 electric generating units in five upwind states, including DP&L's Killen unit, emit pollutants that contribute to non-attainment of NAAQS for Ozone in Maryland, as described further in our 2016 Form 10-K. If this petition is granted or the suit is decided favorably to the Maryland Department of the Environment, certain of our facilities could be subject to additional requirements. In light of the scheduled retirement of the Killen unit, we do not expect any additional requirements to have a material impact on us.

The USEPA's final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. On September 13, 2017, the USEPA indicated that it would reconsider certain provisions of the CCR rule in response to two petitions it received to reconsider the final rule. It is too early to determine whether this may have a material impact on our business, financial condition or results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had cash and cash equivalents of $23.4 million and $15.3 million, respectively, at September 30, 2017. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,761.5 million and $659.6 million, respectively.

Approximately $29.7 million of DPL's long-term debt including $4.7 million of DP&L's long-term debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

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

CASH FLOWS - DPL
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. The following table summarizes the cash flows of DPL:

DPL	Nine months ended September 30,
$ in millions	2017	2016
Net cash provided by operating activities	$81.7	$198.6
Net cash used in investing activities	(55.8)	(23.1)
Net cash used in financing activities	(57.1)	(86.1)

Net change	(31.2)	89.4
Balance at beginning of period	54.6	32.4
Cash and cash equivalents at end of period	$23.4	$121.8

DPL - Change in cash flows from operating activities

	Nine months ended September 30,		$ change
$ in millions	2017	2016	2017 vs. 2016
Net income / (loss)	$(29.3)	$(89.9)	$60.6
Depreciation and amortization	81.8	100.3	(18.5)
Impairment expenses	66.4	235.5	(169.1)
Gain on sale of business	—	(49.2)	49.2
Deferred income taxes	(3.5)	(101.4)	97.9
Other adjustments to Net income / (loss)	19.2	3.2	16.0
Net income / (loss), adjusted for non-cash items	134.6	98.5	36.1
Net change in operating assets and liabilities	(52.9)	100.1	(153.0)
Net cash provided by operating activities	$81.7	$198.6	$(116.9)

The net change in operating assets and liabilities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes payable primarily due to an income tax benefit from the current year loss	$(59.3)
Decrease from accounts receivable due to lower collections	(7.8)
Decrease from accounts payable due to timing of payments	(36.2)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(26.0)
Decrease from inventory primarily due to lower coal purchases in 2016	(19.6)
Other	(4.1)
Total decrease in cash from changes in operating assets and liabilities	$(153.0)

DPL - Cash flows from investing activities
Capital expenditures, primarily related to transmission and distribution, continue to be our principal use of cash related to investing activities. Net cash from investing activities was $(55.8) million for the nine months ended September 30, 2017 compared to $(23.1) million for the nine months ended September 30, 2016, primarily driven by a decrease in proceeds from sale of business of $75.5 million, related to the sale of DPLER in January 2016, which was partially offset by a favorable change in restricted cash of $21.5 million, related to a decrease in collateral requirements on derivatives, lower capital expenditures of $14.2 million, and $7.4 million higher insurance proceeds received.

DPL - Cash flows from financing activities
Net cash used in financing activities was $(57.1) million for the nine months ended September 30, 2017 compared to $(86.1) million from financing activities for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, this was primarily due to $122.1 million of payments on long-term debt from the redemption of the $100.0 million 4.8% first mortgage bonds and quarterly payments on the DPL and DP&L term loans, partially offset by $65.0 million net draws on revolving credit facilities. During the nine months ended September 30, 2016, we redeemed $73.0 million of DPL's $130.0 million 6.5% Senior Unsecured Notes Due 2016, along with the related make-whole premium payment of $2.4 million and deferred financing cost payments of $8.0 million.

CASH FLOWS - DP&L
The following table summarizes the cash flows of DP&L:

DP&L	Nine months ended September 30,
$ in millions	2017	2016
Net cash provided by operating activities	$98.7	$220.4
Net cash used in investing activities	(42.7)	(86.6)
Net cash used in financing activities	(42.3)	(46.3)

Net change	13.7	87.5
Balance at beginning of period	1.6	5.4
Cash and cash equivalents at end of period	$15.3	$92.9

DP&L - Change in cash flows from operating activities

	Nine months ended September 30,		$ change
$ in millions	2017	2016	2017 vs. 2016
Net income / (loss)	$3.6	$(467.8)	$471.4
Depreciation and amortization	68.2	95.2	(27.0)
Impairment expenses	66.3	857.1	(790.8)
Deferred income taxes	1.6	(314.2)	315.8
Other adjustments to Net income / (loss)	17.0	0.7	16.3
Net income / (loss), adjusted for non-cash items	156.7	171.0	(14.3)
Net change in operating assets and liabilities	(58.0)	49.4	(107.4)
Net cash provided by operating activities	$98.7	$220.4	$(121.7)

The net change in operating assets and liabilities during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes payable, due to income tax benefit incurred on current year loss	$(40.7)
Decrease from accounts payable due to timing of payments	(44.9)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(26.0)
Decrease from inventory primarily due to lower coal purchases in 2016	(19.4)
Increase from accounts receivable due to higher collections	31.5
Other	(7.9)
Total decrease in cash from changes in operating assets and liabilities	$(107.4)

DP&L - Cash flows from investing activities
Net cash from investing activities was $(42.7) million for the nine months ended September 30, 2017 compared to $(86.6) million for the nine months ended September 30, 2016, primarily due to a $21.5 million favorable change in restricted cash, due to a change in the collateral requirements on derivatives, and lower capital expenditures of $15.9 million.

DP&L - Cash flows from financing activities
Net cash used in financing activities was $(42.3) million for the nine months ended September 30, 2017 compared to $(46.3) million from financing activities for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, this was due to the redemption of the $100.0 million 4.8% first mortgage bonds and repayments on the DP&L term loan and dividends and returns of capital paid to parent of $19.0 million, partially offset by a $70.0 million capital contribution from DPL. During the nine months ended September 30, 2016, DP&L had net repayments of $35.0 million of short-term debt to its parent, DPL, and $8.0 million payments of deferred financing costs.

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

At September 30, 2017, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2017
DP&L	Revolving	July 2020	$175.0	$158.6
DPL	Revolving	July 2020	205.0	142.1
			$380.0	$300.7

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At September 30, 2017, there were two letters of credit in the aggregate amount of $1.4 million outstanding under this facility, and $15.0 million borrowed on the facility, with the remaining $158.6 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2017 or 2016.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At September 30, 2017, there were five letters of credit in the aggregate amount of $12.9 million outstanding under this facility, and $50.0 million borrowed on the facility, with the remaining $142.1 million available to DPL. Fees associated with this facility were not material during the nine months ended September 30, 2017 or 2016.

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

DPL is projecting to spend an estimated $358.0 million in capital projects for the period 2017 through 2019, of which $297.0 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member. DP&L anticipates spending approximately $11.3 million within the next five years to reinforce its 138 kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Long-term debt covenants
The DPL revolving credit facility and the DPL term loan agreement have a Total Debt to EBITDA covenant that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of September 30, 2017, the financial covenant was met with a ratio of 6.76 to 1.00.

The DPL revolving credit facility and the DPL term loan agreement also have an EBITDA to Interest Expense covenant that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of September 30, 2017, this financial covenant was met with a ratio of 2.46 to 1.00.

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

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L’s Total Debt to Total Capitalization ratio for the period ending September 30, 2017 is 0.46 to 1.00. The amendment also changed, for each agreement, the dates after generation separation during which compliance with the Total Capitalization ratio detailed above shall be suspended if DP&L's long-term indebtedness, as required by the PUCO, is less than or equal to $750.0 million. This time period was originally January 1, 2017 to December 31, 2017, but is now the twelve months immediately subsequent to the separation of the generation assets from DP&L.

The DP&L revolving credit facility and Bond Purchase and Covenants Agreement also have an EBITDA to Interest Expense financial covenant that is calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. Both prior to and after completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s EBITDA to Interest Expense cannot be less than 2.50 to 1.00. As of September 30, 2017, this covenant was met with a ratio of 7.61 to 1.00.

Debt and Credit Ratings
The following table presents, as of the filing of this report, the debt ratings and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB-(a) / BB+(b)	BBB+ (c)	Positive	October 2017
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Positive	October 2017
Standard & Poor's Financial Services LLC	BB- (b)	BBB- (c)	Stable	October 2017

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB	BBB-	Positive	October 2017
Moody's Investors Service, Inc.	Ba3	Baa3	Positive	October 2017
Standard & Poor's Financial Services LLC	BB-	BB-	Stable	October 2017

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

Commodity Pricing Risk
Commodity pricing risk exposure includes the impacts of weather, market demand, increased competition and other economic conditions. To manage the volatility relating to these exposures at our DP&L-operated generation units, we use a variety of non-derivative and derivative instruments including forward contracts and futures contracts. These instruments are used principally for economic hedging purposes and none are held for trading purposes. Derivatives that fall within the scope of derivative accounting under GAAP must be recorded at their fair value and marked to market unless they qualify for cash flow hedge accounting. MTM gains and losses on derivative instruments that qualify for cash flow hedge accounting are deferred in AOCI until the forecasted transactions occur. We adjust the derivative instruments that do not qualify for cash flow hedging to fair value monthly through the Statement of Operations or, where applicable, we recognize a corresponding Regulatory asset for above-market costs or a Regulatory liability for below-market costs in accordance with regulatory accounting under GAAP.

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

A 10% increase or decrease in the market price of our FTRs at September 30, 2017 would be immaterial.

At September 30, 2017, a 10% increase or decrease in the market price of our net forward power contracts and net natural gas contracts would result in a net impact on unrealized gains/losses of $(0.6) million and $0.7 million, respectively.

Wholesale Revenues
Energy in excess of contracted obligations is sold in the wholesale spot market when we can identify opportunities with positive margins. The following table presents the percentages of DPL’s and DP&L’s electric revenue derived from wholesale sales.

DPL	Nine months ended
	September 30,
	2017	2016
Percent of electric revenues from wholesale market	32%	34%

DP&L	Nine months ended
	September 30,
	2017	2016
Percent of electric revenues from wholesale market	32%	34%

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

The following table presents the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2017, of a hypothetical increase or decrease of 10% in the price per MWh of wholesale power:

$ in millions	DPL	DP&L
Effect of 10% change in price per MWh	$26.6	$25.4

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

The following table provides estimates of the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2017 of a hypothetical increase or decrease of $10/MW-day in the RPM auction price. The table shows the impact resulting from capacity revenue changes. We did not include the impact of a change in the RPM capacity costs since these costs will be recovered through the development of our overall energy pricing for customers.

$ in millions	DPL	DP&L
Effect of $10/MW-day change in capacity auction pricing	$5.7	$4.8

Capacity revenues and costs are also impacted by, among other factors, our generation capacity, the levels of wholesale revenues and our retail customer load. In determining the capacity price sensitivity above, we did not consider the impact that may arise from the variability of these other factors.

Fuel and Purchased Power Costs
DPL’s and DP&L’s fuel (including coal, gas, oil and emission allowances) and purchased power costs as a percentage of total operating costs in the nine months ended September 30, 2017 were 40% and 41%, respectively. We have a significant portion of projected 2017 fuel needs under contract. Most of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2017, however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOx allowances for 2017 depending on NOx emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and generation plant mix.

We purchase power for our SSO load sourced through the competitive bid process and to serve the load of other parties through their competitive bid process. Purchased power costs depend, in part, upon the timing and extent of planned and unplanned outages of our generating capacity. We will purchase power on a discretionary basis when wholesale market conditions provide opportunities to obtain power at a cost below our internal generation costs.

The following table provides the effect on annual Net income (net of estimated income taxes at 35%) as of September 30, 2017 of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$18.9	$17.5

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable-rate long-term debt. DPL’s variable-rate debt consists of a $106.3 million term loan with a syndicated bank group. The term loan interest rate fluctuates with changes in an underlying interest rate index, typically LIBOR. DP&L’s variable-rate debt is comprised of bank held tax exempt bonds and a variable rate term loan B. The variable-rate bonds and term loan B bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 7 – Long-term Debt of Notes to DPL’s Condensed Consolidated Financial Statements and Note 7 – Long-term Debt of Notes to DP&L’s Condensed Financial Statements.

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

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s long-term debt was $1,761.5 million at September 30, 2017, consisting of DPL’s unsecured notes and unsecured term loan, along with DP&L’s first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. All of DPL’s long-term debt was adjusted to fair value at the date of the Merger. The fair value of this long-term debt at September 30, 2017 was $1,843.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s long-term debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At September 30, 2017
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2018	2019	2020	2021	2022	Thereafter	Amount	Value
Long-term debt (a)
Variable-rate debt	$29.5	$29.5	$60.8	$4.5	$423.7	$—	$548.0	$548.0
Average interest rate (b)	4.1%	4.1%	4.0%	4.5%	4.5%	—%
Fixed-rate debt (c)	$0.1	$0.2	$400.2	$0.2	$780.2	$32.6	1,213.5	1,295.8
Average interest rate	4.2%	4.2%	4.3%	4.2%	7.2%	6.1%
Total							$1,761.5	$1,843.8

(a)	Amounts exclude immaterial capital lease obligations

(b)	Based on rates in effect at September 30, 2017

(c)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Condensed Consolidated Financial Statements

The principal value of DP&L’s long-term debt was $659.6 million at September 30, 2017, consisting of its first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. The fair value of this long-term debt was $659.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At September 30, 2017
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2018	2019	2020	2021	2022	Thereafter	Amount	Value
Long-term debt (a)
Variable-rate debt	$4.5	$4.5	$4.5	$4.5	$423.7	$—	$441.7	$441.7
Average interest rate (b)	4.5%	4.5%	4.5%	4.5%	4.5%	—%
Fixed-rate debt (c)	$0.1	$0.2	$200.2	$0.2	$0.2	$17.0	217.9	217.8
Average interest rate	4.2%	4.2%	1.8%	4.2%	4.2%	4.2%
Total							$659.6	$659.5

(a)	Amounts exclude immaterial capital lease obligations

(b)	Based on rates in effect at September 30, 2017

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

Long-term Debt Interest Rate Risk Sensitivity Analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate long-term debt at September 30, 2017 for which an immediate adverse market movement causes a potential material impact on our financial condition, results of operations or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. As of September 30, 2017, we did not hold any market risk sensitive instruments that were entered into for trading purposes.

The following tables present the carrying value and fair value of our long-term debt, along with the impact of a change of one percent in interest rates:

DPL	At September 30, 2017		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt (a)
Variable-rate debt	$548.0	$548.0	$5.5

Fixed-rate debt (b)	1,213.5	1,295.8	12.1

Total	$1,761.5	$1,843.8	$17.6

(a)	Amounts exclude immaterial capital lease obligations

(b)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Condensed Consolidated Financial Statements

DP&L	At September 30, 2017		One percent
	Principal	Fair	interest rate
$ in millions	Amount	Value	risk
Long-term debt (a)
Variable-rate debt	$441.7	$441.7	$4.4

Fixed-rate debt (b)	217.9	217.8	2.2

Total	$659.6	$659.5	$6.6

(a)	Amounts exclude immaterial capital lease obligations

(b)
Fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds, which are variable rate, that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DP&L's Condensed Financial Statements

DPL’s long-term debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed-rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,295.8 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $548.0 million variable-rate long-term debt outstanding as of September 30, 2017.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $217.8 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact of an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $441.7 million variable-rate long-term debt outstanding as of September 30, 2017.

Credit Risk
Credit risk is the risk of an obligor's failure to meet the terms of any investment contract, loan agreement or otherwise perform as agreed. Credit risk arises from all activities in which success depends on issuer, borrower or counterparty performance, whether reflected on or off the balance sheet. We limit our credit risk by assessing the creditworthiness of potential counterparties before entering into transactions with them and continue to evaluate their creditworthiness after transactions have been originated. We use the three leading corporate credit rating agencies and other current market-based qualitative and quantitative data to assess the financial strength of our counterparties on an ongoing basis. We may require various forms of credit assurance from our counterparties to mitigate credit risk.

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

ELECTRIC SALES AND CUSTOMERS (a)
	DPL		DP&L
	Three months ended		Three months ended
	September 30,		September 30,
	2017	2016	2017	2016
Electric Sales (millions of kWh)	3,975	4,810	3,836	4,586

Billed electric customers (end of period)	520,211	517,607	520,211	517,607

	Nine months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Electric Sales (millions of kWh)	11,396	12,753	11,061	12,242

Billed electric customers (end of period)	520,211	517,607	520,211	517,607

(a)	This table contains wholesale sales in the PJM market and to other utilities.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
Our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are responsible for establishing and maintaining our disclosure controls and procedures. These controls and procedures were designed to ensure that material information relating to us and our subsidiaries is communicated to the CEO and CFO. We evaluated these disclosure controls and procedures as of the end of the period covered by this report with the participation of our CEO and CFO. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (“COSO”) in 2013. There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management and our Boards of Directors are committed to the continued improvement of DPL's and DP&L's overall systems of internal control over financial reporting.

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

Our Form 10-K for the fiscal year ended December 31, 2016 and Forms 10-Q for the quarters ended June 30, and March 31, 2017 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2016. As of September 30, 2017, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL Inc.	DP&L	Exhibit Number	Exhibit	Location
X	X	2.1	Asset Contribution Agreement, dated as of September 28, 2017, by and between The Dayton Power and Light Company and AES Ohio Merger Sub, LLC	Exhibit 2.1 to Report on Form 8-K filed on October 2, 2017 (File No. 1-09052)
X	X	2.2	Agreement and Plan of Merger, dated as of September 28, 2017, by and between AES Ohio Merger Sub, LLC and AES Ohio Generation, LLC	Exhibit 2.2 to Report on Form 8-K filed on October 2, 2017 (File No. 1-09052)
X	X	4.1	Fifty-First Supplemental Indenture dated as of September 29, 2017 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed on October 2, 2017 (File No. 1-09052)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	November 1, 2017	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

	November 1, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	November 1, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 1, 2017	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

	November 1, 2017	/s/ Craig L. Jackson
Craig L. Jackson
Chief Financial Officer
(principal financial officer)

	November 1, 2017	/s/ Kurt A. Tornquist
Kurt A. Tornquist
Controller
(principal accounting officer)