Form 10-K
period 2017-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2018-02-27
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

At December 31, 2017, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company

Annual Report on Form 10-K
Fiscal Year Ended December 31, 2017

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-K:

Abbreviation or Acronym	Definition
2017 ESP	DP&L's ESP, approved October 20, 2017, effective November 1, 2017
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

CCR	Coal Combustion Residuals
CO2	Carbon Dioxide
CP
The Capacity Performance "CP" program offers the potential for higher capacity revenues, combined with substantially increased penalties for non-performance or under-performance during certain periods identified as “capacity performance hours.” The AES Ohio Generation units operate under the CP construct starting June 1, 2016.

CPP	The Clean Power Plan, the USEPA's final CO2 emission rules for existing power plants under Clean Air Act Section 111(d)
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
Dark spread	A common metric used to estimate returns over fuel costs of coal-fired EGUs
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DOE	U.S. Department of Energy
DPL	DPL Inc.
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

Dths	Decatherms, unit of heat energy equal to 10 therms. One therm is equal to 100,000 British Thermal Units

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition
DMR	Distribution modernization rider - designed to allow DP&L to modernize and/or maintain its transmission and distribution infrastructure.
Duke Energy	Affiliates of Duke Energy with which DP&L co-owns transmission lines in Ohio (Duke Energy Ohio, Inc.)
Dynegy	Dynegy, Inc., the parent of various subsidiaries that, along with AEP Generation and AES Ohio Generation, co-owns coal-fired EGUs in Ohio
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric generating unit
ELG	Steam Electric Power Effluent Limitations Guidelines
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan is a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1	ESP approved by PUCO order dated June 24, 2009
ESP 2	ESP approved by PUCO order dated September 4, 2013. The Ohio Supreme Court ruled that it was invalid. DP&L withdrew its ESP 2 on July 27, 2016 and reinstated previously authorized rates from ESP 1
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
FGD	Flue Gas Desulfurization
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Rights
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation
The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

GHG	Greenhouse gas
ISO	Independent System Operator
kV	Kilovolts, 1,000 volts
kWh	Kilowatt hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards
MC Squared	MC Squared Energy Services, LLC, a retail electricity supplier formerly wholly-owned by DPLER, sold on April 1, 2015
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Merger date	November 28, 2011, the date of the closing of the merger of DPL and Dolphin Sub, Inc.
MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies relative to jointly-owned facilities operated by AES Ohio Generation

MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition
NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NSR	New Source Review: a preconstruction permitting program regulating new or significantly modified sources of air pollution
NYMEX	New York Mercantile Exchange
OCC	Ohio Consumers’ Counsel
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over the counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
Peaker assets
The generation and related assets for the 586.0 MW Tait combustion turbine and diesel generation facility, the 236.0 MW Montpelier combustion turbine generation facility, the 101.5 MW Yankee combustion turbine generation and solar facility, the 25.0 MW Hutchings combustion turbine generation facility, the 12.0 MW Monument diesel generation facility, and the 12.0 MW Sidney diesel generation facility

PJM	PJM Interconnection, LLC, an RTO
PPM	Parts per million
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
ROE	Return on equity
RPM	The Reliability Pricing Model was PJM’s capacity construct prior to the CP program
RTO	Regional Transmission Organization
SB 221
Ohio Senate Bill 221 is an Ohio electric energy bill that requires all Ohio distribution utilities to file either an ESP or MRO. The law also contains, among other things, annual targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.

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

SO2	Sulfur Dioxide
SO3	Sulfur Trioxide
SSO	Standard Service Offer represents the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
SSR	Service Stability Rider
T&D	DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers
TCJA	The Tax Cuts and Jobs Act of 2017, signed on December 22, 2017
TCRR-N	Transmission Cost Recovery Rider - Nonbypassable
USD	U.S. dollar
USEPA	U. S. Environmental Protection Agency

GLOSSARY OF TERMS (cont.)
Abbreviation or Acronym	Definition
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

FORWARD–LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, considering the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	growth in our service territory and changes in demand and demographic patterns;

•	impacts of weather on retail sales and wholesale prices;

•	impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;

•	weather-related damage to our electrical system;

•	fuel, commodity and other input costs;

•	performance of our suppliers;

•	transmission and distribution system reliability and capacity;

•	purchased power costs and availability;

•	regulatory action, including, but not limited to, the review of our basic rates and charges by the PUCO;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

▪	changes in financial or regulatory accounting policies;

▪	environmental matters, including costs of compliance with current and future environmental laws and requirements;

▪	interest rates, inflation rates and other costs of capital;

▪	the availability of capital;

▪	the ability of subsidiaries to pay dividends or distributions to DPL;

▪	level of creditworthiness of counterparties to contracts and transactions;

▪	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

▪	facility or equipment maintenance, repairs and capital expenditures;

▪	significant delays or unanticipated cost increases associated with large construction projects;

▪	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

▪	local economic conditions;

▪
catastrophic events such as fires, explosions, cyber-attacks, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences;

▪	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

▪	industry restructuring, deregulation and competition;

▪
issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred, and the risk of default of other PJM participants;

▪	changes in tax laws and the effects of our strategies to reduce tax payments;

▪	the use of derivative contracts;

▪	product development, technology changes, and changes in prices of products and technologies; and

▪	the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

Item 1 – Business
OVERVIEW

DPL is a regional energy company incorporated in 1985 under the laws of Ohio. All of DPL’s stock is owned by an AES subsidiary.

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 521,000 customers located in West Central Ohio. DP&L is required to procure and provide retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Since January 2016, DP&L has been sourcing 100% of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in five coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Also, Stuart Station Unit 1 was retired on October 1, 2017. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market.

DPL’s other significant subsidiaries include AES Ohio Generation, which owns and operates coal-fired and peaking generating facilities from which it makes wholesale sales of electricity, and MVIC, our captive insurance company that provides insurance services to us and our other subsidiaries. DPL wholly owns each of its subsidiaries.

On December 8, 2017, AES Ohio Generation completed the sale of the Miami Fort and Zimmer stations to subsidiaries of Dynegy in accordance with an asset purchase agreement dated April 21, 2017. In addition, on December 15, 2017, AES Ohio Generation entered into an asset purchase agreement for the sale of its Peaker assets to Kimura Power, LLC.

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

SEGMENTS
DPL manages its business through two reportable operating segments, the Transmission and Distribution segment and the Generation segment. See Note 14 – Business Segments of the Notes to DPL’s Consolidated Financial Statements for additional information regarding DPL’s reportable segments.

With the transfer of its generation assets on October 1, 2017, DP&L has only one reportable operating segment, the Transmission and Distribution segment.

EMPLOYEES
DPL and its subsidiaries employed 1,060 people at January 31, 2018, of which 660 were employed by DP&L. Approximately 60% of all DPL employees are under a collective bargaining agreement. The current agreement, after initially being extended, expired on January 31, 2018. Under national labor law, all the terms and conditions of the expired agreement continue indefinitely, with a few exceptions. Notably, the union has the right to strike and DP&L and AES Ohio Generation each have the right to lock out employees. We are continuing to negotiate with the union to enter into a new collective bargaining agreement. Currently, we are unable to predict the eventual outcome of these negotiations and have contingency plans to continue our operations. If we are not able to reach an agreement on terms favorable to us or to effectively implement our plans in the event that agreement is not reached, our results of operations, financial position and cash flows could be adversely impacted.

SERVICE COMPANY
The Service Company provides services including accounting, legal, human resources, information technology and other services of a similar nature on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated businesses served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

ELECTRIC OPERATIONS AND FUEL SUPPLY

2017 Summer Generating Capacity
(in MW)
DPL's present summer generating capacity is as follows:

Summer Generating Capacity	Coal fired (steam generation) (percent of total)		Combustion Turbines, Diesel Units and Solar (percent of total)		Total
DPL	1,137	54%	988	46%	2,125

100% of DPL’s existing steam generating capacity is provided by generating units owned as tenants in common with Dynegy, Inc. and/or AEP Generation. As tenants in common, each company owns a specified share of each of these units, is entitled to its share of capacity and energy output and has a capital and operating cost responsibility proportionate to its ownership share. Additionally, DP&L, Duke Energy and Ohio Power Company own, as tenants in common, 880 circuit miles of 345,000-volt transmission lines. DP&L has several interconnections with other companies for the purchase, sale and interchange of electricity.

In 2017, DPL generated 95% of its electric output from coal-fired units and 5% from solar, oil and natural gas-fired units.

The following table sets forth DPL’s generating stations and, where indicated, those stations which are owned as tenants in common:

				Approximate Summer MW Rating
Station	Ownership (1)	Operating Company (2)	Location	DPL Portion (3)	Total
Coal-fired Units
Killen - Unit 2	C (4)	A	Wrightsville, OH	402	600
Stuart - Units 2 through 4	C (4)	A	Aberdeen, OH	606	1,731
Conesville - Unit 4	C.......	B	Conesville, OH	129	780
Sub-total coal-fired				1,137	3,111
Solar, Combustion Turbines (CT) or Diesel
Hutchings CT Unit 7	W (5)	A	Miamisburg, OH	25	25
Yankee Units 1 - 7	W (5)	A	Centerville, OH	101	101
Yankee Solar	W (5)	A	Centerville, OH	1	1
Monument Diesels	W (5)	A	Dayton, OH	12	12
Tait Diesels	W (5)	A	Dayton, OH	10	10
Sidney Diesels	W (5)	A	Sidney, OH	12	12
Tait CT Units 1 - 7	W (5)	A	Moraine, OH	576	576
Killen CT	C (4)	A	Wrightsville, OH	12	18
Stuart Diesels	C (4)	A	Aberdeen, OH	3	10
Montpelier CT Units 1 - 4	W (5)	A	Poneto, IN	236	236
Sub-total Solar, CT or Diesel				988	1,001

Total summer generating capacity (approximate)				2,125	4,112

(1)	W = Wholly-owned; C = Commonly-owned

(2)	A = Operated by AES Ohio Generation; B = Operated by AEP Generation

(3)	DPL portion of commonly-owned generating stations

(4)
DPL announced during 2017 that it plans on retiring the co-owned Stuart Station coal-fired and diesel-fired generating units and the co-owned Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018

(5)
On December 15, 2017, AES Ohio Generation entered into an asset purchase agreement for the sale of these generating facilities. See Note 17 – Assets and Liabilities Held-For-Sale and Dispositions of Notes to DPL's Consolidated Financial Statements.

DP&L also owns a 4.9% equity ownership interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of 2,109 MW. DP&L’s share of this generation capacity is 103 MW.

We have all of the coal volume needed to meet our wholesale sales obligations for 2018 under contract. The majority of the contracted coal is purchased at fixed prices. Some contracts provide for periodic adjustments and some are priced based on market indices. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government-imposed costs, counterparty performance and credit, scheduled/forced outages and generation station mix. Due to the installation of emission control equipment at certain commonly-owned units and barring any changes in the regulatory environment in which we operate, we expect to have balanced positions for SO2, NOx and renewable energy credits for 2018.

The gross average cost of fuel consumed per kWh was $2.09 per kWh, $2.30 per kWh and $2.48 per kWh in 2017, 2016 and 2015, respectively.

SEASONALITY

The power generation and delivery businesses are seasonal and weather patterns have a material effect on operating performance. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. Unusually mild summers and winters could have an adverse effect on our results of operations, financial condition and cash flows.

MARKET STRUCTURE

Retail rate regulation
DP&L's delivery service to all retail customers as well as the provisions of its SSO service are regulated by the PUCO. In addition, certain costs are considered to be non-bypassable and are therefore assessed to all DP&L retail customers, under the regulatory authority of the PUCO, regardless of the customer’s retail electric supplier. DP&L's transmission rates and AES Ohio Generation's wholesale electric rates are subject to regulation by the FERC under the Federal Power Act.

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

COMPETITION AND REGULATION

Ohio Matters

Ohio Retail Rates
DP&L filed a settlement in its 2017 ESP case in January 2017 and filed an amended stipulation on March 13, 2017. The PUCO issued a final decision on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The 2017 ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up rider mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines other components.

For more information regarding DP&L's ESP, see Note 3 – Regulatory Matters of Notes to DPL’s Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L’s Financial Statements.

The costs associated with providing high voltage transmission service and wholesale electric sales and ancillary services are subject to FERC jurisdiction. While DPL has market-based rate authority for wholesale electric sales, DPL would be required to file an application at FERC under section 101 of Title 18 of the Code of Federal Regulations to change any of its cost-based transmission or ancillary service rates.

On November 30, 2015, DP&L filed a distribution rate case with the PUCO using a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base. DP&L is seeking an increase to distribution revenues of $65.8 million per year. DP&L has asked for recovery of certain regulatory assets. DP&L has proposed a modified straight-fixed variable rate design in an effort to decouple distribution revenues from electric sales. If approved as filed, the rates are expected to have an increase of approximately 4% on a typical residential customer bill based on rates in effect at the time of the filing.

Ohio law and the PUCO rules contain targets relating to renewable energy, peak demand reduction and energy efficiency standards. If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance. DP&L is in full compliance with energy efficiency, peak demand reduction and renewable energy targets. DP&L is required to file an energy efficiency portfolio plan to demonstrate how it plans to meet the standards. On June 15, 2017, DP&L filed an energy efficiency portfolio plan for programs in years 2018 through 2020, which was settled and approved by the Commission on December 20, 2017. For additional information on this settlement agreement, see "Management's Discussion and Analysis of Financial Condition - Key Trends and Uncertainties - Regulatory Environment". DP&L recovers the costs of its compliance with Ohio energy efficiency and renewable energy standards through separate riders which are reviewed and audited by the PUCO.

As a member of PJM, DP&L receives revenues from the RTO related to DP&L’s transmission assets and incurs costs associated with its load obligations for retail customers. Ohio law includes a provision that would allow Ohio electric utilities to seek and obtain a reconcilable rider to recover RTO-related costs and credits. DP&L continues to recover non-market-based transmission and ancillary costs through its transmission rider.

DP&L and AES Ohio Generation filed an application before the FERC to adjust their rates with respect to reactive power provided to PJM from their generation units. On March 3, 2017, DP&L, AES Ohio Generation, and certain intervening parties filed an Offer of Settlement that was approved by the FERC on May 16, 2017. The changes from current reactive power rates were not material. Additionally, the FERC has referred to the FERC’s Office of Enforcement for investigation, an issue regarding reactive power charges under the previously effective rates in light of changes in DP&L’s generation portfolio. Prior to 2017, DP&L's reactive power rates had been last reset in 1998. As of the date of this report, DP&L is unable to predict the ultimate outcome of the investigation. Several other utilities within PJM are also being investigated by FERC’s Office of Enforcement on the same issue of changes in the generation portfolio that occurred in between rate proceedings. In connection with transactions and other matters discussed above, there have been subsequent reactive power filings made, including filings to reflect: the transfer of generation from DP&L to AES Ohio Generation; the retirement of Stuart Unit 1; the sale of interests in the Miami Fort and Zimmer stations to subsidiaries of Dynegy; and a future adjustment that would be effective upon closing of the planned sale of the Peaker assets to Kimura Power, LLC.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows. See Note 3 – Regulatory Matters for more information.

Ohio Competition
Since January 2001, DP&L’s electric customers have been permitted to choose their retail electric generation supplier. DP&L continues to have the exclusive right to provide delivery service in its state-certified territory and the obligation to procure and provide electricity to SSO customers that do not choose an alternative supplier. The PUCO maintains jurisdiction over DP&L’s delivery of electricity, SSO and other retail electric services.

Competitive Generation
Like other electric utilities and energy marketers, AES Ohio Generation may sell or purchase electric products in the wholesale market. AES Ohio Generation competes with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity. The ability of AES Ohio Generation to sell this electricity will depend not only on the performance of our generating units, but also on how AES Ohio Generation’s prices, terms and conditions compare to those of other suppliers.

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities were required to join an RTO. DP&L is a member of the PJM RTO. The role of the RTO is to administer a competitive wholesale market for electricity and ensure reliability of the transmission grid. PJM ensures the reliability of the high-voltage electric power system serving more than 50 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

Capacity Auction Price
The PJM capacity base residual auction for the 2020/21 period cleared at a price of $77/MW-day for our RTO area. The prices for the periods 2019/20, 2018/19, 2017/18, and 2016/17 were $100/MW-day, $165/MW-day, $152/MW-day and $134/MW-day, respectively, based on previous auctions. As discussed below, a new CP program was approved by the FERC, which has phased in and replaced the RPM as of the 2018/19 auction. During the phase-in period, the RPM auction results were modified based on transitional auctions that were conducted in the third quarter of 2015. These estimates are discussed further within Commodity Pricing Risk in the Item 7A - Quantitative and Qualitative disclosures about Market Risk.

ENVIRONMENTAL MATTERS

DPL’s and DP&L's facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions;

•
Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to global climate changes;

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DPL installed emission control technology and is taking other measures to comply with required and anticipated reductions. As AES Ohio Generation is now operating these facilities, it is continuing to comply with these requirements;

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
In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows. See Note 12 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters” of Notes to DPL’s Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters" of Notes to DP&L’s Financial Statements for more information regarding environmental risks, laws and regulations and legal proceedings to which we are and may be subject to in the future.
In response to Executive Orders from the U.S. President, the USEPA is currently evaluating various existing regulations to be considered for repeal, replacement, or modification. We cannot predict at this time the likely outcome of the USEPA’s review of these or other existing regulations or what impact it may have on our business.
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
Cross-State Air Pollution Rule
On September 7, 2016, the USEPA finalized an update to the CSAPR to address the 2008 ozone NAAQS. CSAPR addresses the "good neighbor" provision of the CAA, which prohibits sources within each state from emitting any air pollutant in an amount which will contribute significantly to any other state’s non-attainment, or interference with maintenance of, any NAAQS. The final rule found that NOx ozone season emissions in 22 states (including Ohio) affect the ability of downwind states to attain and maintain the 2008 ozone NAAQS. For these 22 states, the USEPA issued federal implementation plans that generally update existing CSAPR NOx ozone season emission budgets for electric generating units within these states and implement these budgets through modifications to the existing CSAPR NOx ozone season allowance trading program. Implementation began in the 2017 ozone season (May through September 2017). Affected facilities receive fewer ozone season NOx allowances in 2017 and later, possibly resulting in the need to purchase additional allowances. As a result of DPL’s decision to retire its Stuart and Killen generating stations, the sale of the Miami Fort and Zimmer generating stations and the agreement to sell its Peaker assets, we do not expect any impact on our remaining generating assets to be material.
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
On January 31, 2013, the USEPA finalized a rule regulating emissions of toxic air pollutants from new and existing industrial, commercial and institutional boilers and process heaters at major and area source facilities. This regulation affects five auxiliary boilers used for start-up purposes at DPL’s generation facilities. The regulation contains emissions limitations, operating limitations and other requirements. As of the date of this report, DPL is in material compliance with this rule.
National Ambient Air Quality Standards
On January 25, 2013, the USEPA published the 2012 PM 2.5 standard of 12.0 micrograms per cubic meter. On January 15, 2015, the USEPA published its final designations for the 2012 standard. No counties containing generating facilities owned or operated by DPL have been designated as non-attainment.
On October 1, 2015, the USEPA released a final rule lowering the 8-hour ozone standard from 0.075 to 0.070 ppm. The USEPA published its final ozone attainment designations on November 16, 2017, designating all counties in Ohio as attainment/unclassifiable. No generating facilities currently owned or operated by DPL are in non-attainment areas. In December 2013, eight northeastern states petitioned the USEPA to add nine upwind states, including Ohio, to the Ozone Transport Region, a group of states required to impose enhanced restrictions on NOx emissions. On November 3, 2017, the USEPA published a final rule denying the petition. On December 26, 2017, eight northeastern states filed a petition for review challenging the final rule denying the petition. In addition, Maryland petitioned the USEPA in November 2016, asking the USEPA to determine that 36 electric generating units emit pollutants that contribute to non-attainment of the ozone standards in their state. The Killen unit was on the list of 36 units. On September 27, 2017, the State of Maryland filed a complaint against the USEPA for failing to address its November 2016 CAA petition. In light of the scheduled retirement of the Killen unit, even if this petition is granted, we do not expect any additional requirements to have a material impact on us.
Effective April 12, 2010, the USEPA implemented revisions to its primary NAAQS for nitrogen dioxide. Additionally, on August 23, 2010, the USEPA implemented its revisions to its primary NAAQS for SO2 replacing the previous 24-hour standard and annual standard with a one-hour standard. As a result of DPL’s decision to retire its Stuart and Killen generating stations, the sale of the Miami Fort and Zimmer generating stations and the agreement to sell its Peaker assets, we do not expect any impact on our remaining generation assets to be material.
On May 5, 2004, the USEPA issued its proposed regional haze rule, which addresses how states should determine the Best Available Retrofit Technology (BART) for sources covered under the regional haze rule. Final rules were published July 6, 2005, providing states with several options for determining whether sources in the state should be subject to BART. In January 2017, the USEPA revised the rules governing submission of SIPs to implement the visibility programs, postponing the due date for the next SIP revisions until July 2021. We cannot determine the extent of the impact, if any, on our remaining operations until Ohio determines how BART will be implemented.

Carbon Dioxide and Other Greenhouse Gas Emissions
On December 22, 2015, the USEPA's final CO2 emission rules for existing power plants, the CPP became effective. The CPP provides for interim emissions performance rates that must be achieved beginning in 2022 and final emissions performance rates that must be achieved starting in 2030. Under the CPP, states are required to meet state-wide emission rate standards or equivalent mass-based standards, with the goal being a 32% reduction in total U.S. power sector emissions from 2005 levels by 2030. The CPP would require states to submit, by 2016, implementation plans to meet the standards or a request for an extension to 2018. If a state fails to develop and submit an approvable implementation plan, the USEPA will finalize a federal plan for that state. The full impact of the CPP would depend on the following:

•	whether and how the states in which the Company's U.S. businesses operate respond to the CPP;

•	whether the states adopt an emissions trading regime and, if so, which trading regime;

•	how other states respond to the CPP, which will affect the size and robustness of any emissions trading market; and

•	how other companies may respond in the face of increased carbon costs.
Several states and industry groups challenged the NSPS for CO2 in the D.C. Circuit Court. Pursuant to a court order issued in August 2017, the litigation is being held in indefinite abeyance pending further court order.
In addition, several states and industry groups filed petitions in the D.C. Circuit Court challenging the CPP and requested a stay of the rule while the challenge was considered. The D.C. Circuit Court denied the stay and granted requests to consider the challenges on an expedited basis. On February 9, 2016, the U.S. Supreme Court issued orders staying implementation of the CPP pending resolution of challenges to the rule. On March 28, 2017, the USEPA filed a motion in the D.C. Circuit Court to hold the challenges to both the CPP and the GHG NSPS in abeyance in light of an Executive Order signed the same day. On April 28, 2017, the D.C. Circuit Court issued orders holding the challenges to both rules in abeyance for 60 days, with subsequent extensions granted by the court. The most recent extension of the CPP litigation was set to expire in January 2018 but, on January 10, 2018, the USEPA filed a status report requesting that the court continue to hold the case in abeyance pending the conclusion of further rulemaking on the CPP. On October 16, 2017, the USEPA published in the Federal Register a proposed rule that would rescind the CPP. On December 28, 2017, the USEPA published an Advance Notice of Proposed Rulemaking to solicit comments as the USEPA considers a potential rule to establish emission guidelines to replace the CPP and limit GHG emissions from existing electric generating units under Section 111(d) of the CAA. Some states and environmental groups have opposed the USEPA’s most recent request to continue to hold the CPP appeals in abeyance and the D.C. Circuit Court has not yet acted upon the USEPA’s request.
Due to the future uncertainty of the CPP, we cannot at this time determine the impact on our operations or financial results, but we believe the cost to comply with the CPP, should it be upheld and implemented in its current or a substantially similar form, could be material. The GHG NSPS remains in effect at this time, and, absent further action from the USEPA that rescinds or substantively revises the NSPS, it could impact any plans to construct and/or modify or reconstruct electric generating units in some locations, which may have a material impact on our business, financial condition or results of operations.
We will likely not know the answers to the above questions regarding the CPP until later in 2018 or potentially 2019. As the first compliance period would not end until 2025, and because we cannot predict whether the CPP will survive the legal challenges or be repealed or replaced through rulemaking, it is too soon to determine the CPP's potential impact on our business, operations or financial condition, but any such impact could be material.
During 2017, approximately 95% of the energy we produced was generated by coal. As a result of DPL’s decision to retire its Stuart and Killen generating stations, the sale of the Miami Fort and Zimmer generating stations and the agreement to sell its Peaker assets, we do not expect any impact on our remaining generating assets to be material.

Litigation, Notices of Violation and Other Matters Related to Air Quality
Litigation Involving Co-Owned Stations
As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DPL and the other owners of the Stuart generating station are subject to certain specified emission targets related to NOX, SO2 and particulate matter. The consent decree also includes commitments for energy efficiency and renewable energy activities. An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during startups. Continued compliance with the consent decree, as amended, is not expected to have a material effect on DPL’s results of operations, financial condition or cash flows in the future.
Notices of Violation Involving Co-Owned Units
In June 2000, the USEPA issued an NOV to the then DP&L-operated Stuart generating station (now co-owned by AES Ohio Generation, Dynegy and AEP Generation) for alleged violations of the CAA. The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest. The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. To date, neither action has been taken. DPL cannot predict the outcome of this matter.
On March 13, 2008, Duke Energy, the operator of the Zimmer generating station, received an NOV and a Finding of Violation (FOV) from the USEPA alleging violations of the CAA, the Ohio SIP and permits for the station in areas including SO2, opacity and increased heat input. A second NOV and FOV with similar allegations was issued on November 4, 2010. Also in 2010, the USEPA issued an NOV to Duke Energy for excess emissions at the Zimmer generation station. In addition, Duke Energy received an NOV from the USEPA dated December 16, 2014 alleging violations in opacity at the Zimmer generating station on two dates in 2014. DP&L was a co-owner of the Zimmer generating station at the time and could be affected by the eventual resolution of these matters. Dynegy is expected to act on behalf of itself and its co-owners, including DPL, with respect to these matters. DPL sold its interest in the Zimmer generating station to Dynegy on December 8, 2017.
In January 2015, DP&L received NOVs from the USEPA alleging violations in opacity at the Stuart and Killen generating stations in 2014. On February 15, 2017, the USEPA issued an NOV alleging violations in opacity at the Stuart generation station in 2016. We are currently unable to predict the outcome of these matters.
Notices of Violation Involving Wholly-Owned Stations
On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings Station relating to capital projects performed in 2001 involving Unit 3 and Unit 6. We do not believe that the two projects described in the NOV were modifications subject to NSR. As a result of the cessation of operations of the six coal-fired units at the Hutchings Station, we believe that the USEPA is unlikely to pursue the NSR complaint.
Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds
As a result of DPL’s decision to retire its Stuart and Killen generating stations and the sale of its ownership interest in the Miami Fort and Zimmer generating stations, the following environmental matters, regulations and requirements (described in further detail below) are not expected to have a material impact on DPL with respect to these generating stations:

•	water intake regulations finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart Station;

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015; and

•	water rules for Selenium published July 13, 2016.
Clean Water Act – Regulation of Water Intake
On May 19, 2014, the USEPA finalized new regulations pursuant to the CWA governing existing facilities that have cooling water intake structures. The rules require an assessment of impingement and/or entrainment of organisms as a result of cooling water withdrawal. Although we do not yet know the full impact the final rules will have on our operations, material changes to the intake structure at the Stuart Station to reduce impingement with the possibility of additional site-specific requirements for reducing entrainment could be required. With DPL's decision to retire the Stuart generating station, we do not believe the final rules will have a material impact on operations at that station or any of the other DPL-operated facilities.
Clean Water Act – Regulation of Water Discharge
On January 7, 2013, the Ohio EPA issued a final NPDES permit to Stuart generating station which included a compliance schedule for performing a study to justify an alternate thermal limitation or take undefined measures to meet certain temperature limits. On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. As a result of DPL’s decision to retire the Stuart generating station we do not expect this to have a material impact on us.
On November 3, 2015, the USEPA published its final ELG rule to reduce toxic pollutants discharged into waterways by power plants. Under the provisions of the final rule, discharges from fly ash ponds and bottom ash ponds will eventually be prohibited and treatment will be required for water discharges associated with flue gas desulfurization equipment. Legal challenges to the ELG rule are pending before the U.S. Court of Appeals for the Fifth Circuit (the “Fifth Circuit”) and are currently being held in abeyance during review of the rule and possible rulemaking. On September 18, 2017, the USEPA published a final rule in the Federal Register delaying certain compliance dates of the ELG and withdrew the stay issued by the Trump Administration on April 25, 2017. If we were required to fully implement the requirements of the rule based on current operations, we anticipate that we would be required to make significant capital expenditures that could have a material adverse effect on our results of operations, financial condition and cash flows. However, as a result of the decision to retire the Stuart and Killen generating stations, we do not expect the ELG rule to have a material impact on either of these two stations. We may have continuing obligations under the ELG rule at our Conesville EGU.
Clean Water Act rules for Selenium
On July 13, 2016, the USEPA published the final updated chronic aquatic life criterion for the pollutant selenium in freshwater per section 304(a) of the CWA. The rule will be implemented after state rulemaking occurs, and requirements will be incorporated into NPDES permits with compliance schedules in some cases. It is too early in the rulemaking process to determine the impact, if any, on our operations, financial position or results of operations.
Regulation of Waste Disposal
In 2002, DP&L and other parties received a special notice that the USEPA considered DP&L to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the South Dayton Dump (“Landfill”). Several of the parties voluntarily accepted some of the responsibility for contamination at the Landfill and, in May 2010, three of those parties, Hobart Corporation, Kelsey-Hayes Company, and NCR Corporation (“PRP Group”), filed a civil complaint in Ohio federal court (the “District Court”) against DP&L and numerous other defendants, alleging that the defendants contributed to the contamination at the landfill and were liable for contribution to the PRP group for costs associated with the investigation and remediation of the site.
While DP&L was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the USEPA relating to vapor intrusion and again filed suit against DP&L and other defendants. Trial for that issue is scheduled to be held in 2019. Plaintiffs also attempted to add an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill - potentially including undefined areas outside the original dump footprint - to the 2019 trial. The court allowed the claim to be added to the litigation but ruled that the 2016 ASAOC could not be adjudicated until after completion of the remedial investigation feasibility study, which is expected to be complete years after the 2019 vapor intrusion trial. While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on our business, financial condition or results of operations.
In December 2003, DP&L and other parties received a special notice that the USEPA considers us to be a PRP for the clean-up of hazardous substances at the Tremont City landfill site. Information available to DP&L does not demonstrate that it contributed hazardous substances to the site. While DP&L is unable to predict the outcome of this matter, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on its results of operations, financial condition or cash flows.
Regulation of Ash Ponds
The USEPA's final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. In 2015, DPL increased the ARO related to ash ponds by a net $40.3 million as a result of additional information obtained in response to this rule. On September 13, 2017, the USEPA indicated that it would reconsider certain provisions of the CCR rule in response to two petitions it received to reconsider the final rule. It is too early to determine whether the CCR rule or any reconsideration of the rule may have a material impact on our business, financial condition or results of operations.
Notice of Violation Involving Co-Owned Units
On September 9, 2011, DP&L received an NOV from the USEPA with respect to its co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and the Ohio EPA in 2009. The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the CWA NPDES permit program and the station’s storm water pollution prevention plan. The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur. Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in any material effect on DPL’s results of operations, financial condition or cash flows.
In November 2016, Duke Energy announced a settlement with the U.S. Attorney's Office for the Southern District of Ohio associated with an NOV issued by the USEPA for a fuel oil spill at the Beckjord station in 2014. DP&L at that time co-owned 50% of one of the units at the station and was generally responsible for that percentage of that unit’s costs. The settlement includes a $1.0 million fine and a requirement to clean up the spill at the station. DP&L's portion of the fine and cleanup costs associated with this spill, based on its prior ownership of that one unit at the station, has not yet been determined.
Capital Expenditures for Environmental Matters
DPL’s environmental capital expenditures were approximately $0.5 million, $6.1 million and $6.5 million in 2017, 2016 and 2015, respectively. DPL has projected $0.6 million in environmental-related capital expenditures for 2018.

ELECTRIC SALES AND REVENUES

The following table sets forth DPL’s, DP&L's and DPLER's electric sales for the years ended December 31, 2017, 2016 and 2015, as well as billed electric customers as of December 31, 2017, 2016 and 2015.

	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Electric sales (millions of kWh)	Billed electric customers (end of period)	Electric sales (millions of kWh)	Billed electric customers (end of period)	Electric sales (millions of kWh)	Billed electric customers (end of period)

DPL (a)	14,771	521,609	16,757	519,128	14,738	516,708

DP&L (b)	4,116	521,609	3,856	519,128	3,896	516,708

DPLER (c)	—	—	—	—	5,928	124,866

(a)
Electric sales exclude 1,976 million kWh relating to DPLER for the year ended December 31, 2015, and Billed electric customers excludes DPLER customers outside of the DP&L service territory of 14,147 customers for the year ended December 31, 2015.

(b)
Excluded from this line are 8,120 million KWh, 12,302 million KWh and 12,528 KWh of power relating to generation sales for the years ended December 31, 2017, 2016 and 2015, respectively, as the generation business was classified as a discontinued operation for the periods listed.

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

Item 1A – Risk Factors
Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the Notes to DPL’s audited Consolidated Financial Statements and concerning DP&L set forth in the Notes to DP&L’s audited Financial Statements in Part II – Item 8 – Financial Statements and Supplementary Data and additional information in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face. As we continue to implement our plan to exit coal-fired generation, risks applicable to our generation business will continue to lessen, such as risks associated with operations of the generation plants and with greenhouse gas emission requirements.

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

The above risks could result in unscheduled plant outages, unanticipated operation and/or maintenance expenses, increased capital expenditures and/or increased fuel and purchased power costs, any of which could have a material adverse effect on our financial condition, results of operations and cash flows. If unexpected plant outages occur frequently and/or for extended periods of time, this could result in adverse regulatory action and/or reduced wholesale revenues.

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

The hazardous activities described above can also cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide assurance that insurance coverage will continue to be available on terms similar to those presently available to us or at all. Any such losses not covered by insurance could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are reliant upon the performance of co-owned EGUs which are operated by our co-owners for approximately 11% of our base-load generation.
Since approximately 11% of our base-load generation is derived from co-owned EGUs operated by our co-owners, poor operational performance by our co-owners, misalignment of co-owners’ interests with our own or lack of control over costs (such as fuel costs) incurred at these stations could have an adverse effect on us. In addition, any sale of these co-owned EGUs by a co-owner to a third party could enhance the risk of a misalignment of interests, lack of cost control and other operational failures.

We may not always be able to recover our costs to deliver electricity to our retail customers. The costs we can recover and the return on capital we are permitted to earn for certain aspects of our business are regulated and governed by the laws of Ohio and the rules, policies and procedures of the PUCO.
In Ohio, retail generation rates are not subject to cost-based regulation, while the transmission and distribution businesses are still regulated. Even though rate regulation is premised on full recovery of prudently incurred costs and a reasonable rate of return on invested capital, there can be no assurance that the PUCO will agree that all of our costs have been prudently incurred or are recoverable. On May 1, 2008, SB 221, an Ohio electric energy bill, was adopted that requires all Ohio distribution utilities to file either an ESP or an MRO and established a significantly excessive earnings test for Ohio public utilities that measures a utility’s earnings to determine whether there have been significantly excessive earnings during a given calendar year. There can be no assurance that the regulatory process in which rates are determined will always result in rates that will produce a full or timely recovery of our costs or permitted rates of return. Accordingly, the revenue DP&L receives may or may not match its expenses at any given time. Changes in or reinterpretations of, or the unexpected application of the laws, rules, policies and procedures that set or govern electric rates, permitted rates of return, rate structures, ownership of generation assets, transition to or operation of a competitive bid structure to supply retail generation service to SSO customers, reliability initiatives, capital expenditures and investments and the recovery of these and other costs on a full or timely basis through rates, power market prices, and the frequency and timing of rate increases, could have a material adverse effect on our results of operations, financial condition and cash flows.

On November 30, 2015, DP&L filed with the PUCO a distribution rate case to establish new distribution rates. There can be no assurance that any rate case or filing we make with the PUCO, including any settlement with parties to any case, will be approved as filed or on a timely basis by the PUCO, and if approval is not made on a timely basis or if the approval provides for terms that are more adverse than those submitted for approval, our results of operations, financial condition, cash flows, and DPL's ability to meet long-term obligations, in the periods beyond twelve months from the date of this report, could be materially impacted. DP&L’s 2015 distribution rate case filing, most recent ESP filing and certain other regulatory filings and matters, are further discussed in Item 1 - Business - Competition and Regulation, as well as in Note 3 – Regulatory Matters of Notes to DPL’s Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L’s Financial Statements.

Our increased costs due to renewable energy and energy efficiency requirements may not be fully recoverable in the future.
Ohio law contains annual targets for energy efficiency which began in 2009 and require increasing energy reductions each year compared to a baseline energy usage, up to 22.3% by 2027. Peak demand reduction targets began in 2009 with increases in required percentages each year, up to 7.75% by 2020. The renewable energy standards have increased our costs and are expected to continue to increase (and could materially increase) these costs. DP&L is entitled to recover costs associated with its renewable energy compliance costs, as well as its energy efficiency and demand response programs. If in the future we are unable to timely or fully recover these costs, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, if we were found not to be in compliance with these standards, monetary penalties could apply. These penalties are not permitted to be recovered from customers and significant penalties could have a material adverse effect on our results of operations, financial condition and cash flows. The demand reduction and energy efficiency standards by design result in reduced energy and demand that could adversely affect our results of operations, financial condition and cash flows.

The availability and cost of fuel and other materials have experienced and could continue to experience significant volatility and we may not be able to hedge the entire exposure of our operations from availability and price volatility.
Our business is sensitive to changes in the price of fuel used in generation facilities. In addition, changes in the prices of steel, copper and other materials can also have a significant impact on our costs. Any changes in these costs could affect the margins.

Our approach was to hedge the fuel costs for our anticipated electric sales. However, we may not be able to hedge the entire exposure of our operations from fuel price volatility. In addition, market prices for power sales are volatile and not subject to control by any market participant. If market prices for power sales do not fully recover the costs of fuel, we would take steps to reduce our contract takes of fuel, but contractual requirements to take minimum amounts could cause adverse financial effects. If in the future we are unable to timely or fully recover our fuel and purchased power costs from the market, it could have a material adverse effect on our results of operations, financial condition and cash flows.

DPL is a co-owner of a generation facility where it is a non-operating owner. DPL does not procure or have control over the fuel and other materials for this facility but is responsible for its proportionate share of the cost of fuel procured at this facility. Co-owner operated facilities do not always have realized costs that are equal to our co-owner's projections of such costs, and we are responsible for our proportionate share of any increase in actual costs.

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
DPL sells coal to other parties from time to time for reasons that include maintaining an appropriate balance between projected supply and projected use and as part of a coal price optimization program where coal under contract may be resold and replaced with other coal or power available in the market with a favorable price spread, adjusted for any quality differentials. Sales of coal are affected by a range of factors, including price volatility among the different coal basins and qualities of coal, variations in power demand and the market price of power compared to the cost to produce power. These factors could cause the amount and price of coal we sell to fluctuate, which could have a material adverse effect on our results of operations, financial condition and cash flows for any particular period.

DPL may sell its excess emission allowances, including NOX and SO2 emission allowances, from time to time. Sales of any excess emission allowances are affected by a range of factors, such as general economic conditions, fluctuations in market demand, availability of excess inventory for sale and changes to the regulatory environment, including the implementation of CSAPR. These factors could cause the amount and price of excess emission allowances DPL sells to fluctuate, which could have a material adverse effect on DPL’s results of operations, financial condition and cash flows for any particular period. Although there has been overall reduced trading activity in the annual NOX and SO2 emission allowance trading markets in recent years, the adoption of regulations that regulate emissions or establish or modify emission allowance trading programs could affect the emission allowance trading markets and have a material effect on DPL’s emission allowance sales.

Regulators, politicians and non-governmental organizations have expressed concern about GHG emissions and are taking actions which, in addition to the potential physical risks associated with climate change, could have a material adverse impact on our results of operations, financial condition and cash flows.
One byproduct of burning coal and other fossil fuels is the emission of GHGs, including CO2. At the federal, state and regional levels, policies are under development or have been developed to regulate GHG emissions, including by effectively putting a cost on such emissions to create financial incentives to reduce them. In 2017, DPL emitted approximately 11 million tons of CO2 from its power plants. DPL uses CO2 emission estimation methodologies supported by “The Greenhouse Gas Protocol” reporting standard on GHG emissions. DPL’s CO2 emissions are calculated from actual fuel heat inputs and fuel type CO2 emission factors.

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

Furthermore, according to the Intergovernmental Panel on Climate Change, physical risks from climate change could include, but are not limited to, increased runoff and earlier spring peak discharge in many glacier and snow-fed rivers, warming of lakes and rivers, an increase in sea level, changes and variability in precipitation and in the intensity and frequency of extreme weather events. Physical impacts may have the potential to significantly affect our business and operations. For example, extreme weather events could result in increased downtime and operation and maintenance costs at our EGUs and our support facilities. Variations in weather conditions, primarily temperature and humidity, would also be expected to affect the energy needs of customers. A decrease in energy consumption by our customers could decrease our revenues. Changes in the temperature of lakes and rivers and changes in precipitation that result in drought could adversely affect the operations of our fossil-fuel fired EGUs. If any of the foregoing risks materialize, costs may increase or revenues may decrease and there could be a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to numerous environmental laws and regulations that require capital expenditures, increase our cost of operations, may expose us to environmental liabilities.
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the generation, storage, handling, use, disposal and transportation of ash and other materials, some of which may be defined as hazardous materials; the use and discharge of water used in generation boilers and for cooling purposes; the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. We could also become subject to additional environmental laws and regulations and other requirements in the future (such as reductions in mercury and other hazardous air pollutants, SO3 and further reductions in GHG emissions as discussed in more detail in the previous risk factor) and limits on water use and discharge. Environmental laws and regulations also generally require us to obtain and comply with a wide variety of environmental licenses, permits inspections and other governmental authorizations. These laws and regulations often require a lengthy and complex process of obtaining and renewing permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely obtain, maintain or comply with all licenses, permits, inspections and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, regulations, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. In addition, any alleged violation of these laws, regulations and other requirements may require us to expend significant resources to defend against any such alleged violations. With respect to our largest EGU, the Stuart generating station, we are also subject to continuing compliance requirements related to NOX, SO2 and particulate matter emissions under DP&L’s consent decree with the Sierra Club. Compliance with these laws, regulations and other requirements requires us to expend significant funds and resources and could at some point become prohibitively expensive or result in our shutting down (temporarily or permanently) or altering the operation of our facilities. DPL owns a non-controlling interest in one generating station operated by our co-owner. As a non-controlling owner in this generating station, DPL is responsible for its pro rata share of expenditures for complying with environmental laws, regulations and other requirements, but has limited control over the compliance measures taken by our co-owner. Under certain environmental laws, we could also be held responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage. From time to time we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws and regulations. DPL cannot assure that it will be successful in defending against any claim of noncompliance. Any alleged violation of these laws, regulations and other requirements may require us to expend significant resources to defend against any such alleged violations. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows. For example, the amount of capital expenditures required to comply with environmental laws or regulations could be impacted by the outcome of the USEPA’s NOVs described in this Annual Report on Form 10-K. See Item 1 - Business - Environmental Matters for a more comprehensive discussion of these and other environmental matters impacting us.

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
On October 1, 2004, in compliance with Ohio law, DP&L turned over control of its transmission functions and fully integrated into PJM, a regional transmission organization. The price at which we can sell our generation capacity and energy is now dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion and PJM’s business rules. While we can continue to make bilateral transactions to sell our generation through a willing-buyer and willing-seller relationship, any transactions that are not pre-arranged are subject to market conditions at PJM. To the extent we sell electricity into the power markets on a contractual basis, we are not guaranteed any rate of return on our capital investments through mandated rates. The results of the PJM capacity auction are impacted by the supply and demand of generation and load and may also be impacted by congestion and PJM rules relating to bidding for Demand Response and Energy Efficiency resources and other factors. Auction prices could fluctuate substantially over relatively short periods of time and adversely affect our results of operations, financial condition and cash flows. We cannot predict the outcome of future auctions, but low auction prices could have a material adverse effect on our results of operations, financial condition and cash flows.

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

SB 221 includes a provision that allows electric utilities to seek and obtain recovery of RTO-related charges. Therefore, non-market based costs are being recovered from all retail customers through the transmission rider. If in the future, however, we are unable to recover all of these costs in a timely manner this could have a material adverse effect on our results of operations, financial condition and cash flows.

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
Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory. PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions. Over the last several years, however, some of the costs of constructing new large transmission facilities have been “socialized” across PJM without a direct relationship between the costs assigned to and benefits received by particular PJM members. To date, the additional costs charged to DP&L for new large transmission approved projects have not been material. Over time, as more new transmission projects are constructed and if the allocation method is not changed, the annual costs could become material. DP&L is recovering the Ohio retail jurisdictional share of these allocated costs from its retail customers through the transmission rider. To the extent that any costs in the future are material and we are unable to recover them from our customers, it could have a material adverse effect on our results of operation, financial condition and cash flows.

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
As the owner of generation that is a “capacity resource” within PJM, DPL is subject to mandatory requirements to participate in PJM markets. The Capacity Performance program offers the potential for higher capacity prices paired with higher penalties for non-performance during times of high electricity demand. Any such penalties could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1 - Business - Competition and Regulation for additional information about the PJM program.

Our transmission and distribution system is subject to reliability and capacity risks.
The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, fires and/or explosions, plant outages, labor disputes, operator error or inoperability of key infrastructure internal or external to us. The failure of our transmission and distribution system to fully deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adoption of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity.

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
As of December 31, 2017, the carrying value of DPL's debt was $1,705.1 million and the carrying value of DP&L's debt was $646.6 million. Of DP&L's indebtedness, there was $640.6 million of First Mortgage Bonds, tax-exempt bonds and a term loan outstanding as of December 31, 2017, which are each secured by the pledge of substantially all of the assets of DP&L under the terms of DP&L’s First & Refunding Mortgage. This level of indebtedness and related security could have important consequences, including the following:

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

If DP&L issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay at maturity all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. For a further discussion of our outstanding debt obligations, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition,

Liquidity and Capital Requirements and Note 8 – Debt of Notes to DPL’s Consolidated Financial Statements and Note 7 – Debt of Notes to DP&L’s Financial Statements.

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
We enter into transactions with and rely on many counterparties in connection with our business, including for purchased power, for our capital improvements and additions and to provide professional services, such as actuarial calculations, payroll processing and various consulting services. If any of these counterparties fails to perform its obligations to us or becomes unavailable, our business plans may be materially disrupted, we may be forced to discontinue certain operations if a cost-effective alternative is not readily available or we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause delays. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than relief provided by these mitigation provisions. Any of the foregoing could result in regulatory actions, cost overruns, delays or other losses, any of which (or a combination of which) could have a material adverse effect on our results of operations, financial condition and cash flows.

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
DPL's Consolidated Financial Statements and DP&L's Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. The SEC, FASB or other authoritative bodies or governmental entities may issue new pronouncements or new interpretations of existing accounting standards that may require us to change our accounting policies. These changes are beyond our control, can be difficult to predict and could materially affect how we report our results of operations, financial condition and cash flows. We could be required to apply a new or revised standard retroactively, which could adversely affect our financial condition. In addition, in preparing our Financial Statements, management is required to make estimates and assumptions. Actual results could differ significantly from those estimates.

We are subject to extensive laws and local, state and federal regulation, as well as litigation and other proceedings that could affect our operations and costs.
As an electric utility, DP&L is subject to extensive regulation at both the federal and state level. For example, at the federal level, DP&L is regulated by the FERC and the NERC and, at the state level, by the PUCO. The regulatory power of the PUCO over DP&L is both comprehensive and typical of the traditional form of regulation generally imposed by state public utility commissions. We face the risk of unexpected or adverse regulatory action. Regulatory discretion is reasonably broad in Ohio. DP&L is subject to regulation by the PUCO as to our services and facilities, the valuation of property, the construction, purchase, or lease of electric facilities, the classification of accounts, rates of depreciation, the increase or decrease in retail rates and charges, the issuance of securities and incurrence of debt, the acquisition and sale of some public utility properties or securities and certain other matters. As a result of the Energy Policy Act of 2005 and subsequent legislation affecting the electric utility industry, we have been required to comply with rules and regulations in areas including mandatory reliability standards, cybersecurity, transmission expansion and energy efficiency. We are currently unable to predict the long-term impact, if any, to our results of operations, financial condition and cash flows as a result of these rules and regulations. Complying with the regulatory environment to which we are subject requires us to expend a significant amount of funds and resources. The failure to comply with this regulatory environment could subject us to substantial financial costs and penalties and changes, either forced or voluntary, in the way we operate our business that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Tax legislation initiatives or challenges to our tax positions could adversely affect our operations and financial condition.
We are subject to the tax laws and regulations of the U.S. federal, state and local governments. From time to time, legislative measures may be enacted that could adversely affect our overall tax positions regarding income or other taxes. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these legislative measures.

For example, the United States federal government recently enacted tax reform that, among other things, reduces U.S. federal corporate income tax rates, imposes limits on tax deductions for interest expense and changes the rules related to capital expenditure cost recovery. There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the newly enacted tax reform measure. Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the new law are determined, and as yet-to-be-released regulations and other guidance interpreting the new law are issued, our financial results could be materially impacted.

In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material impact on our results of operations.

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
We are subject to collective bargaining agreements with employees who are members of a union. Over half of our employees are represented by a collective bargaining agreement that, after initially being extended, expired on January 31, 2018. While we believe that we maintain a satisfactory relationship with our employees, it is possible that labor disruptions affecting some or all of our operations could occur during the period of the collective bargaining agreement or at the expiration of the collective bargaining agreement before a new agreement is negotiated. Work stoppages by, or poor relations or ineffective negotiations with, our employees or other workforce issues could have a material adverse effect on our results of operations, financial condition and cash flows.

Potential security breaches (including cybersecurity breaches) and terrorism risks could adversely affect our businesses.
We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war. We have implemented measures to help prevent unauthorized access to our systems and facilities, including certain measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks, and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could adversely affect our results of operations, cash flows and financial condition.

In the course of our business, we also store and use customer, employee, and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

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
DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the operating activities of its subsidiaries, principally DP&L and AES Ohio Generation. As such, DPL’s cash flow is largely dependent on the operating cash flows of DP&L and its ability to pay cash to DPL. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity for a discussion of these restrictions. See Note 8 – Debt of Notes to DPL’s Consolidated Financial Statements and Note 7 – Debt of Notes to DP&L’s Financial Statements for information regarding indebtedness. In addition, DP&L is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of DP&L to distribute, loan or advance cash to DPL pursuant to these broad powers. See Note 3 – Regulatory Matters of Notes to DPL’s Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L’s Financial Statements for more information the regulatory environment. As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance. See Note 11 – Equity of Notes to DPL's Consolidated Financial Statements and Note 10 – Equity of Notes to DP&L's Financial Statements for information related to restrictions on DP&L's equity and its ability to declare and pay dividends to DPL. After the fixed-asset impairments recorded during the first quarter of 2017 and the second and fourth quarters of 2016 and as of December 31, 2017, DP&L's equity ratio was 33% and its retained earnings balance was negative. While we do not expect any of the foregoing to significantly affect DP&L’s ability to pay funds to DPL in the near future, a significant limitation on DP&L’s ability to pay dividends or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows. In addition, as a result of any non-compliance with PUCO requirements, the PUCO could impose additional restrictions on DP&L operations that could have a material adverse effect in DPL's and DP&L's results of operations, financial condition and cash flows.

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
Long-lived assets are amortized or depreciated over their estimated useful lives. Long-lived assets are evaluated for impairment only when impairment indicators are present. The recoverability assessment of long-lived assets requires making estimates and assumptions to determine fair value, as described above. See Note 15 – Fixed-asset Impairments of Notes to DPL’s Consolidated Financial Statements for more information on the impairment of fixed assets.

Item 1B – Unresolved Staff Comments
None.

Item 2 – Properties
Information relating to our properties is contained in Item 1 – Business – Electric Operations and Fuel Supply and Note 4 – Property, Plant and Equipment of Notes to DPL's Consolidated Financial Statements and Note 4 – Property, Plant and Equipment of Notes to DP&L's Financial Statements.

Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio. This facility and the remainder of our material properties are owned directly by DP&L or AES Ohio Generation. We also own a distribution service center in Dayton, Ohio.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Item 3 – Legal Proceedings

DPL and DP&L are involved in certain claims, suits and legal proceedings in the normal course of business. DPL and DP&L have accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. DPL and DP&L believe, based upon information they currently possess and considering established reserves for estimated liabilities and insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on their financial statements. It is reasonably possible, however, that some matters could be decided unfavorably and could require DPL or DP&L to pay damages or make expenditures in amounts that could be material but cannot be estimated as of December 31, 2017.

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in Item 1 - Business - Competition and Regulation and Item 1 - Business - Environmental Matters.

Item 4 – Mine Safety Disclosures
Not applicable.

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the outstanding common stock of DPL is owned indirectly by AES and directly by a wholly-owned subsidiary of AES. As a result, our stock is not listed for trading on any stock exchange. DP&L’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

Dividends
During the years ended December 31, 2017, 2016 and 2015, DPL paid no dividends to AES. DP&L declares and pays dividends on its common shares to its parent DPL from time to time as declared by the DP&L board. Dividends on common shares in the amount of $39.0 million, $70.0 million and $50.0 million were declared and paid in the years ended December 31, 2017, 2016 and 2015, respectively. DP&L declared and paid dividends on preferred shares of $0.7 million in the year ended December 31, 2016 and $0.9 million in the year ended December 31, 2015.

DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions of making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2017, DPL’s leverage ratio was at 1.50 to 1.00 and DPL’s senior long-term debt rating from all three major credit rating agencies was below investment grade. As a result, as of December 31, 2017, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L's 2017 ESP also contains restrictions on dividend or tax sharing payments from DPL to AES. See Note 11 – Equity for more information and Note 9 – Income Taxes for more information about the tax sharing payment restrictions.

On October 13, 2016 (the "Redemption Date"), DPL's subsidiary, DP&L redeemed all of its issued and outstanding preferred stock. See Note 11 – Equity of Notes to DPL's Consolidated Financial Statements for more information and Note 10 – Equity of Notes to DP&L's Financial Statements.

Item 6 – Selected Financial Data
The following table presents our selected financial data which should be read in conjunction with DPL's audited Consolidated Financial Statements and the related Notes thereto, DP&L's audited Financial Statements and the related Notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Results of Operations” discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses significant fluctuations in operating data. DPL’s common stock is wholly-owned by an indirect subsidiary of AES and therefore DPL does not report earnings or dividends on a per-share basis. Other information that management believes is important in understanding trends in our business is also included in this table. The Statements of Operations Data for DP&L for 2013 and 2014 and the Balance Sheet Data for DP&L for 2013 - 2015 are not comparable to the Statements of Operations Data for 2015 - 2017 and the Balance Sheet Data for 2016 and 2017, respectively, as these periods have not been adjusted to reflect the Generation Separation and its reclassification as a discontinued operation.

DPL
	Years ended December 31,
$ in millions except per share amounts or as indicated	2017	2016	2015	2014	2013
Total electric sales (millions of kWh)	14,771	16,757	14,738	14,695	15,702
Statements of Operations Data
Revenues	$1,236.9	$1,427.3	$1,612.8	$1,716.5	$1,579.0
Goodwill impairment (a)	$—	$—	$317.0	$—	$306.3
Fixed-asset impairment (b)	$175.8	$859.0	$—	$11.5	$26.2
Operating income / (loss)	$(6.0)	$(683.9)	$(109.9)	$230.7	$(77.4)
Income / (loss) from continuing operations	$(94.6)	$(514.5)	$(251.4)	$57.2	$(225.6)
Income / (loss) from discontinued operations, net of tax	$—	$29.3	$12.4	$(131.8)	$3.6
Net loss	$(94.6)	$(485.2)	$(239.0)	$(74.6)	$(222.0)
Construction additions	$108.0	$140.0	$132.0	$116.0	$114.0

Balance Sheet Data (end of period):
Total assets	$2,049.2	$2,419.2	$3,324.7	$3,559.1	$3,699.3
Long-term debt (c)	$1,700.4	$1,828.7	$1,420.5	$2,120.9	$2,262.0
Redeemable preferred stock of subsidiary	$—	$—	$18.4	$18.4	$18.4
Total common shareholder's equity / (deficit)	$(584.3)	$(587.6)	$(80.6)	$148.2	$239.5

(a)
Goodwill impairments of $317.0 million and $306.3 million recorded in 2015 and 2013, respectively. The goodwill impairment of $135.8 million in 2014 related to DPLER has been reclassified to discontinued operations.

(b)
Fixed-asset impairments of $175.8 million ($114.3 million net of tax), $859.0 million ($558.3 million net of tax), $11.5 million ($7.5 million net of tax) and $26.2 million ($17.0 million net of tax) were recorded in 2017, 2016, 2014 and 2013, respectively.

(c)	Excluded from this line are the current maturities of long-term debt.

DP&L
	Years ended December 31,
$ in millions except per share amounts or as indicated	2017	2016	2015	2014	2013
Total electric sales (millions of kWh) (a)	4,116	3,856	3,896	18,613	19,423
Statements of Operations Data
Revenues	$720.0	$808.0	$857.0	$1,668.3	$1,551.5
Fixed-asset impairment (b)	$—	$—	$—	$—	$86.0
Operating income	$120.6	$168.1	$222.2	$188.8	$139.9
Income from continuing operations	$57.4	$97.6	$130.0	$114.1	$82.7
Loss from discontinued operations, net of tax	$(40.4)	$(870.3)	$(23.6)	$—	$—
Net income / (loss) attributable to common stock	$17.0	$(773.4)	$105.5	$114.1	$82.7
Construction additions (c)	$83.0	$88.0	$91.0	$112.0	$111.0

Balance Sheet Data (end of period):
Total assets	$1,689.4	$2,035.1	$3,359.6	$3,328.8	$3,300.4
Long-term debt (d)	$642.0	$731.5	$313.6	$868.2	$865.3
Redeemable preferred stock	$—	$—	$22.9	$22.9	$22.9
Total common shareholder's equity	$330.7	$362.3	$1,212.7	$1,143.4	$1,204.0

Number of shareholders - preferred stock	—	—	180	186	186

(a)
Excluded from this line are 8,120 million KWh, 12,302 million KWh and 12,528 KWh of power relating to generation sales for the years ended December 31, 2017, 2016 and 2015, respectively, as the generation business was classified as a discontinued operation for these periods.

(b)
Fixed-asset impairment of $86.0 million ($55.9 million net of tax) was recorded in 2013. Fixed-asset impairment of $1,353.5 million ($879.8 million net of tax) in 2016 was reclassified to discontinued operations.

(c)
Excluded from this line are $5.0 million, $31.0 million and $33.0 million of construction additions relating to the generation business for the years ended December 31, 2017, 2016 and 2015, respectively, as the generation business was classified as a discontinued operation for these periods.

(d)	Excluded from this line are the current maturities of long-term debt.

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

Statement of Operations Highlights – DPL

	Years ended December 31,
$ in millions	2017	2016	2015
Revenues:
Retail	$641.7	$738.7	$785.2
Wholesale	382.3	477.7	598.2
RTO revenue	58.0	62.4	70.1
RTO capacity revenues	143.9	137.4	150.4
Other revenues	11.0	11.1	8.8
Mark-to-market gains	—	—	0.1
Total revenues	1,236.9	1,427.3	1,612.8
Cost of revenues:
Fuel cost:
Fuel	211.6	275.4	263.1
Gains from sale of coal	(1.3)	(6.6)	(3.0)
Mark-to-market gains	—	—	(0.3)
Net fuel cost	210.3	268.8	259.8
Purchased power:
Purchased power	255.5	322.0	336.1
RTO charges	70.7	78.4	97.9
RTO capacity charges	14.7	21.3	122.5
Mark-to-market losses / (gains)	(1.7)	(4.3)	6.1
Net purchased power cost	339.2	417.4	562.6

Total cost of revenues	549.5	686.2	822.4

Gross margin	687.4	741.1	790.4

Operating expenses:
Operation and maintenance	327.6	348.1	361.3
Depreciation and amortization	106.9	132.3	134.6
General taxes	89.7	85.7	87.0
Goodwill impairment (Note 7)	—	—	317.0
Fixed-asset impairment (Note 15)	175.8	859.0	—
Other, net	(6.6)	(0.1)	0.4
Total operating expenses	693.4	1,425.0	900.3

Operating loss	(6.0)	(683.9)	(109.9)

Other expense, net
Investment income	0.3	0.4	0.2
Interest expense	(110.1)	(107.7)	(119.8)
Charge for early redemption of debt	(3.3)	(3.1)	(2.1)
Other income / (expense)	(0.8)	1.0	0.2
Other expense, net	(113.9)	(109.4)	(121.5)

Loss from continuing operations before income tax (a)	$(119.9)	$(793.3)	$(231.4)

(a)
For purposes of discussing operating results, we present and discuss Loss from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales volume is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes.

Degree-days

	Years ended December 31,
	2017	2016	2015
Heating degree-days (a)	4,805	5,034	5,163
Cooling degree-days (a)	890	1,213	1,060

(a)
Heating and cooling degree-days are a measure of the relative heating or cooling required for a home or business. The heating degrees in a day are calculated as the degrees that the average actual daily temperature is below 65 degrees Fahrenheit. For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day would be the 25 degree difference between 65 degrees and 40 degrees. Similarly, cooling degrees in a day are calculated as the degrees that the average actual daily temperature is above 65 degrees Fahrenheit.

Since we have historically utilized our internal generating capacity to supply the needs of our retail customers within the DP&L service territory first, increases in on-system retail demand may have decreased the volume of internal generation available to be sold in the wholesale market and vice versa. Beginning in 2016, DP&L retail demand is entirely sourced through a competitive auction. We sell generation into the wholesale market, which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plants and non-affiliated generating plants to sell into the wholesale market; contracted wholesale sales and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues from prior periods:

$ in millions	2017 vs. 2016	2016 vs. 2015
Retail
Rate	$(69.2)	$(68.7)
Volume	(28.4)	21.0
Other	0.6	1.2
Total retail change	(97.0)	(46.5)
Wholesale
Rate	(27.6)	(124.4)
Volume	(67.8)	3.9
Total wholesale change	(95.4)	(120.5)
RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	2.1	(20.7)
Other
Other	(0.1)	2.2
Total revenue changes	$(190.4)	$(185.5)

During the year ended December 31, 2017, Revenues decreased $190.4 million to $1,236.9 million from $1,427.3 million in the same period of the prior year. This decrease was primarily the result of lower average retail and wholesale rates and volumes, slightly offset by higher RTO and RTO capacity revenues.

•
Retail revenues decreased $97.0 million primarily due to an unfavorable $69.2 million retail rate variance and an unfavorable $28.4 million retail volume variance. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016. In addition, there were decreased collections on the USF, competitive bid, and energy efficiency revenue rate riders, as well as a decrease due to the collection of the remaining 2015 deferred fuel balance in the first quarter of 2016. These were partially offset by the implementation of the DMR in November 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree-days decreased by 229 degree-days and cooling degree-days decreased by 323 degree-days.

•
Wholesale revenues decreased $95.4 million primarily as a result of an unfavorable $67.8 million wholesale volume variance and an unfavorable $27.6 million wholesale rate variance. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in 2017. The decrease in wholesale volumes of $67.8 million was primarily driven by a 13% decrease in internal generation at DPL's plants in 2017 and a decrease in the load served of other parties through their competitive bid process.

•
RTO capacity and other revenues, consisting primarily of compensation for use of DP&L’s transmission assets, regulation services, reactive supply and operating reserves, and PJM capacity payments, increased $2.1 million compared to the prior year. This increase was the result of a $6.5 million increase in revenue realized from the PJM capacity auction in 2017 primarily due to higher average prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. This increase was partially offset by a $4.4 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves.

During the year ended December 31, 2016, Revenues decreased $185.5 million to $1,427.3 million from $1,612.8 million in the same period of the prior year. This decrease was primarily the result of lower average retail and wholesale rates and lower RTO and RTO capacity revenues, partially offset by higher retail and wholesale volumes.

•
Retail revenues decreased $46.5 million primarily due to an unfavorable $68.7 million retail rate variance and a favorable $21.0 million retail volume variance. The unfavorable rate variance was due to lower average DP&L retail rates, primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 compared to 60% in 2015, was lower than the non-auction SSO rate. The decrease was also due to the recovery of deferred storm costs in 2015 and the reversion back to ESP 1 rates in September of 2016, partially offset by $20.1 million of revenue associated with energy efficiency programs recorded in 2016. This decrease in rate was partially offset by a volume increase due to warmer summer weather in 2016 as cooling degree-days increased by 153 along with increased sales to commercial and industrial customers, partially offset by milder winter weather in the first quarter of 2016 as heating degree-days-decreased by 129.

•
Wholesale revenues decreased $120.5 million as a result of an unfavorable $124.4 million wholesale rate variance and a favorable $3.9 million wholesale volume variance. The unfavorable price variance of $124.4 million was primarily due to lower market prices in 2016 and higher average prices on sales to DPLER in 2015, as DP&L previously had full requirements sales to DPLER in 2015. This price decrease was partially offset by a favorable wholesale volume variance as DP&L had excess generation available to be sold in the wholesale market in 2016 resulting from 100% of its SSO load being served through the competitive bid process compared to 60% during 2015. In addition, there was a 4.5% increase in internal generation from DP&L's co-owned and operated plants in 2016 compared to the prior year, partially offset by a decrease in volume due to the contract termination with DPLER. As noted above, DP&L previously had full requirements sales to DPLER in 2015. These sales were previously eliminated in consolidation prior to DPLER being accounted for as a discontinued operation.

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

DPL – Cost of Revenues
During the year ended December 31, 2017, Total cost of revenues decreased $136.7 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $58.5 million compared to the same period in the prior year primarily due to a 11% decrease in average fuel cost per MWh and a 13% decrease in internal generation. There were fuel costs deferred in 2015 which were expensed in 2016 because they were collected in 2016, which contributed to the price decrease. The decrease in internal generation was primarily due to plant outages, mostly resulting from the January 10, 2017 high pressure feedwater heater shell failure on Unit 1 at the J.M. Stuart station.

•	Net purchased power decreased $78.2 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $66.5 million primarily due to a $32.4 million volume decrease and a $34.1 million price decrease compared to the same period in the prior year. The volume decrease was primarily driven by a lower load served through the competitive bid process of other parties compared to 2016, as well as the decrease in DP&L retail demand in 2017. The price decrease was primarily driven by lower rates in the competitive bid process in 2017 compared to 2016.

◦
RTO charges decreased $7.7 million compared to the prior year primarily due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦
RTO capacity charges decreased $6.6 million compared to the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $2.6 million due to changes in power prices in 2017 and 2016.

During the year ended December 31, 2016, Total cost of revenues decreased $136.2 million compared to the prior year. This decrease was a result of:

•	Net fuel costs increased $9.0 million compared to the prior year primarily due to a 7.2% increase in internal generation, partially offset by a 2.4% decrease in average fuel cost per MWh.

•	Net purchased power decreased $145.2 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $14.1 million primarily due to a $55.4 million volume decrease as DP&L no longer purchased power to source DPLER customers due to the sale of DPLER on January 1, 2016. This volume decrease was partially offset by increased purchases as DP&L sourced 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DPL purchases power for the SSO load sourced through the competitive bid process and to serve auction load requirements in service territories other than DP&L's. The decrease in volume was also offset by an unfavorable price variance of $41.3 million driven by higher prices in the competitive bid process.

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

◦	Mark-to-market losses decreased $10.4 million due to less significant decreases in power prices in 2016, resulting in gains on derivative forward power purchase contracts.

DPL - Operation and Maintenance
During the year ended December 31, 2017, Operation and Maintenance expense decreased $20.5 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(23.4)
Decrease in generating facilities operating and maintenance expenses	(9.5)
Decrease in alternative energy and energy efficiency programs (a)	(8.4)
Increase in group insurance expense associated with participation in the AES self-insurance plan	8.6
Increase in severance costs due to announced plant closures and restructuring	6.8
Increase in legal and other consulting costs	3.5
Increase in retirement benefits costs	3.3
Other, net	(1.4)
Net change in Operations and Maintenance expense	$(20.5)

(a)	There is corresponding revenue associated with this program resulting in minimal impact to Net income.

During the year ended December 31, 2016, Operation and Maintenance expense decreased $13.2 million compared to the prior year. This decrease was a result of:

$ in millions	2016 vs. 2015
Decrease in deferred storm costs as they were recognized in 2015 due to their recovery through customer rates (a)	$(17.5)
Decrease in generating facilities operating and maintenance expenses	(13.0)
Decrease in expenses due to the reversal of the Economic Development Fund, resulting from the withdrawal of ESP 2	(3.0)
Decrease in group insurance, associated with the participation in the AES self-insurance plan, and long-term disability expenses	(2.5)
Increase in alternative energy and energy efficiency programs (a)	13.2
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	6.2
Increase in retirement benefits costs	1.8
Increase in property insurance	1.5
Other, net	0.1
Net change in Operation and Maintenance expense	$(13.2)

(a)	There is corresponding revenue associated with this program resulting in minimal impact to Net income.

DPL – Depreciation and Amortization
During the year ended December 31, 2017, Depreciation and amortization expense decreased $25.4 million compared to the prior year. The decrease was primarily a result of the fixed-asset impairments in the second and fourth quarters of 2016, and the first quarter of 2017, which reduced depreciation expense due to the lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the sale of these two plants.

During the year ended December 31, 2016, Depreciation and amortization expense decreased $2.3 million compared to the prior year. The decrease was primarily a result of the fixed asset impairment in Q2 of 2016, which reduced depreciation expense due to the lower asset values.

DPL – General Taxes
During the year ended December 31, 2017, General taxes increased $4.0 million compared to the prior year due to a $1.6 million favorable true-up of the 2015 Ohio property tax accrual recorded in 2016 to reflect actual payments made in 2016, combined with an unfavorable true-up of $1.2 million recorded in 2017 for the 2016 Ohio property tax accrual to reflect actual payments made in 2017 and a $0.7 million reserve recorded in 2017 for a potential property tax settlement.

During the year ended December 31, 2016, General taxes decreased $1.3 million compared to the prior year.

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

DPL – Fixed-asset Impairments
During the year ended December 31, 2017, DPL recorded impairments of fixed assets totaling $175.8 million. In the first quarter of 2017, the Board of Directors of DP&L approved the retirement of the then DP&L operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. DPL performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. As a result, DPL recognized asset impairment expense of $66.4 million in the first quarter of 2017. In the fourth quarter of 2017, DPL signed an agreement with Kimura Power, LLC for the sale of its Peaker assets. Because the Peaker assets met the criteria to be classified as held-for-sale and the carrying value of the Peaker assets exceeded the fair value less cost to sell as of December 31, 2017, DPL recognized asset impairment expense of $109.4 million in fourth quarter of 2017.

During the year ended December 31, 2016, DPL recorded impairments of fixed assets totaling $859.0 million. In the second quarter of 2016, DPL recorded a $235.5 million fixed-asset impairment as DP&L performed a long-lived asset impairment test and determined that the carrying amounts of the asset groups of Killen and certain DP&L peaking generating facilities were not recoverable. In the fourth quarter of 2016, DPL recorded an additional $623.5 million fixed asset impairment as DP&L performed a long-lived asset impairment analysis for the Killen, Stuart, Miami Fort, Zimmer and Conesville coal-fired facility asset groups, as well as the Hutchings gas-fired peaking plant asset group and determined that their carrying amounts were not recoverable.

During the year ended December 31, 2015, DPL did not record any impairments of fixed assets.

For more information on these impairments, see Note 15 – Fixed-asset Impairments of Notes to DPL's Consolidated Financial Statements.

DPL – Interest Expense
During the year ended December 31, 2017, Interest expense increased $2.4 million compared to the prior year primarily due to higher interest rates. On August 24, 2016, DP&L refinanced its 1.875% First Mortgage Bonds Due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022. The variable rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%.

During the year ended December 31, 2016, Interest expense decreased $12.1 million compared to the prior year primarily due to debt repayments at DPL and DP&L, as well as a $3.8 million decrease in carrying costs primarily related to the recovery of deferred storm costs in 2015.

DPL – Charge for Early Redemption of Debt
During the year ended December 31, 2017, DPL recorded a charge for early redemption of debt of $3.3 million primarily due to the early redemption of the 4.8% Tax-exempt First Mortgage Bonds due 2036 and associated write-off of deferred financing costs.

During the year ended December 31, 2016, DPL recorded a charge for early redemption of debt
$3.1 million primarily due to the February 2016 make-whole premium of $2.4 million associated with the early retirement of $73.0 million of the 6.5% Senior Notes due in 2016.

During the year ended December 31, 2015, DPL recorded a charge for early redemption of debt of $2.1 million primarily due to the write off of deferred financing costs associated with the refinancing of its revolving credit facility and its term loan.

DPL – Other
During the year ended December 31, 2017, DPL recorded Other operating income of $6.6 million primarily consisting of the $14.0 million gain on sale of the Miami Fort and Zimmer plants and $8.7 million of insurance recoveries, partially offset by the $16.2 million write-off of plant materials and supplies inventory at the Stuart and Killen plants.

During the year ended December 31, 2016, DPL recorded Other operating income of $0.1 million.

During the year ended December 31, 2015, DPL recorded Other operating expense of $0.4 million.

DPL – Income Tax Expense
During the year ended December 31, 2017, Income tax benefit decreased $253.5 million compared to the prior year primarily due to lower pre-tax loss in the current year compared to the prior year and the one-time re-measurement of deferred tax expense related to the recent enactment of the TCJA.

During the year ended December 31, 2016, Income tax benefit increased $298.8 million compared to the prior year primarily due to a pre-tax loss in the current year and the recording of a goodwill impairment, which is not deductible for income tax purposes, in 2015 that did not occur in 2016. This was partially offset by an increase to income tax expense due to non-taxable depreciation of AFUDC equity.

RESULTS OF OPERATIONS BY SEGMENT – DPL Inc.

DPL currently manages its business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 521,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which were either closed or sold in prior periods. As these assets were not transferred to AES Ohio Generation, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

Generation Segment
The Generation segment is comprised of AES Ohio Generation and the historical results of DP&L's electric generation business prior to Generation Separation. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation services. AES Ohio Generation owns and operates coal-fired and peaking generating facilities and sells its generated energy and capacity into the PJM wholesale market. The 2015 Generation segment results also include sales to DPLER and to the T&D segment for SSO customers.

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

See Note 14 – Business Segments of Notes to DPL’s Consolidated Financial Statements for additional information regarding DPL’s reportable segments.

The following table presents DPL’s Loss from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2017	2016	2015
T&D	$88.5	$143.0	$188.1
Generation	(18.5)	(1,353.9)	(28.7)
Other	(189.9)	417.6	(390.8)
Loss from continuing operations before income tax	$(119.9)	$(793.3)	$(231.4)

Statement of Operations Highlights - DPL – T&D Segment

The results of operations of the T&D segment for DPL are identical in all material respects and for all periods presented to those of DP&L results from continuing operations, which are included in Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (Statement of Operations Highlights - DP&L) of this Form 10-K.

Statement of Operations Highlights - DPL – Generation Segment

	Years ended December 31,
$ in millions	2017	2016	2015
Revenues:
Retail	$0.3	$0.3	$0.4
Wholesale	359.5	463.6	786.8
RTO revenue	10.8	16.7	24.8
RTO capacity revenues	137.3	131.0	144.8
Mark-to-market gains / (losses)	—	(0.1)	0.1
Total revenues	507.9	611.5	956.9

Cost of revenues:
Fuel cost:
Fuel	211.1	269.8	272.1
Gains from sale of coal	(1.3)	(6.3)	(3.0)
Mark-to-market gains	—	—	(0.3)
Net fuel cost	209.8	263.5	268.8

Purchased power:
Purchased power	24.1	63.7	303.8
RTO charges	13.5	19.8	40.3
RTO capacity charges	12.7	21.5	103.3
Mark-to-market losses / (gains)	(1.7)	(4.4)	6.1
Net purchased power cost	48.6	100.6	453.5

Total cost of revenues	258.4	364.1	722.3

Gross margin	249.5	247.4	234.6

Operating expenses:
Operation and maintenance	172.5	174.7	171.3
Depreciation and amortization	20.9	55.4	72.6
General taxes	13.2	17.6	16.0
Fixed-asset impairment	66.3	1,353.5	—
Other, net	(5.0)	0.3	0.3
Total operating expenses	267.9	1,601.5	260.2

Operating loss	(18.4)	(1,354.1)	(25.6)

Other income / (expense), net
Interest expense	(0.1)	(0.4)	(2.9)
Charge for early redemption of debt	—	—	(0.2)
Other income	—	0.6	—
Total other income / (expense), net	(0.1)	0.2	(3.1)

Loss from continuing operations before income tax (a)	$(18.5)	$(1,353.9)	$(28.7)

(a)
For purposes of discussing operating results, we present and discuss Loss from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Generation Segment – Revenues
During the year ended December 31, 2017, the segment’s revenues decreased $103.6 million to $507.9 million from $611.5 million in the prior year. This decrease was primarily the result of lower average wholesale rates, lower wholesale volumes, and lower RTO revenues, partially offset by increased RTO capacity revenues.

•
Wholesale revenues decreased $104.1 million primarily as a result of an unfavorable wholesale volume variance of $81.3 million and an unfavorable wholesale price variance of $22.8 million. Despite increases in PJM market prices, the unfavorable price variance was due to lower realized gains on derivatives in

2017. The decrease in wholesale volumes was primarily driven by a 13% decrease in internal generation at DPL's plants in 2017 and a decrease in the load served of other parties through their competitive bid process.

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, increased $0.4 million compared to the prior year primarily due to a $6.3 million increase in revenue realized from the PJM capacity auction in 2017 primarily due to higher average prices in the CP auction. The capacity price that became effective in June of 2017 was $152/MW-day, compared to $59/MW-day under the base RPM auction and $134/MW-day for the transitional CP auction in June of 2016, and $136/MW-day in June of 2015. This increase was partially offset by a $5.9 million decrease in RTO revenues due to lower rates and availability related to compensation for DPL's reactive supply and operating reserves.

During the year ended December 31, 2016, the segment’s revenues decreased $345.4 million to $611.5 million from $956.9 million in the prior year. This decrease was primarily the result of lower average wholesale rates, the sale of DPLER in 2016, and lower RTO capacity and other revenues, partially offset by increased wholesale volume.

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

•
RTO capacity and other revenues, consisting primarily of PJM capacity revenues, regulation services, reactive supply and operating reserves, decreased $21.9 million compared to the prior year. RTO transmission and congestion revenue decreased $8.1 million as 2015 congestion revenue charges were higher due to milder winter weather in 2016 than 2015. In addition, revenue realized from the PJM capacity auction decreased $13.8 million in 2016 due to lower capacity cleared and lower price in both the CP and RPM auctions. The capacity price that became effective in June 2016 was $134/MW-day compared to $136/MW-day in June 2015.

DPL – Generation Segment – Cost of Revenues
During the year ended December 31, 2017, Total cost of revenues decreased $105.7 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $53.7 million compared to the prior year primarily due to a 11% decrease in average fuel cost per MWh and a 13% decrease in internal generation.

•	Net purchased power decreased $52.0 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $39.6 million primarily due to a favorable volume variance of $28.7 million and a favorable price variance of $10.9 million. The decrease in volume was driven by a lower load served of other parties through their competitive bid process in 2017. Despite increases in PJM market prices, the favorable price variance was due to lower realized losses on derivatives in 2017. The generation segment purchases power to source retail load in other service territories and to meet contracted Wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

◦	RTO charges decreased $6.3 million compared to the prior year primarily due to lower transmission and congestion charges.

◦
RTO capacity charges decreased $8.8 million compared to the prior year primarily due to a lower retail load served in 2017, as well as a $1.7 million PJM penalty incurred in March 2016 associated with low plant availability. Retail load served relates to the load of other parties through their competitive bid process. As noted above, RTO capacity prices are set by an annual auction.

◦	Mark-to-market gains decreased $2.7 million due to changes in power prices in 2017 and 2016.

During the year ended December 31, 2016, Total cost of revenues decreased $358.2 million compared to the prior year. This decrease was a result of:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs, decreased $5.3 million compared to the prior year primarily due to a 7.5% decrease in average fuel cost per MWh and a $3.3 million decrease in gains on the sale of coal, partially offset by a 7.2% increase in internal generation.

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

DPL – Generation Segment – Operation and Maintenance
During the year ended December 31, 2017, Operation and Maintenance expense decreased $2.2 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Decrease in generating facilities operating and maintenance expenses	(9.6)
Decrease in insurance and claims reserve	(2.5)
Increase in severance costs due to announced plant closures and restructuring	6.8
Increase in group insurance expense associated with participation in the AES self-insurance plan	4.5
Other, net	(1.4)
Net change in Operations and Maintenance expense	$(2.2)

During the year ended December 31, 2016, Operation and Maintenance expense increased $3.4 million compared to the prior year. This increase was a result of:

$ in millions	2016 vs. 2015
Increase in insurance and claims reserve due to insurance proceeds received from MVIC in 2015	6.5
Increase in retirement benefits costs	4.3
Increase in legal and other consulting fees	2.4
Decrease in generating facilities operating and maintenance expenses	(12.0)
Other, net	2.2
Net change in Operation and Maintenance expense	$3.4

DPL – Generation Segment – Depreciation and Amortization
During the year ended December 31, 2017, Depreciation and amortization expense decreased $34.5 million compared to the prior year. The decrease was primarily a result of the fixed-asset impairments in the second and fourth quarters of 2016, and the first quarter of 2017, which reduced depreciation expense due to the lower asset values. In addition, the decrease was attributable to the discontinuation of Miami Fort and Zimmer depreciation expense due to the sale of these two plants.

During the year ended December 31, 2016, Depreciation and amortization expense decreased $17.2 million compared to the prior year. The decrease was primarily a result of the fixed-asset impairment in the second quarter of 2016, which reduced depreciation expense due to the lower asset values.

DPL – Generation Segment – General Taxes
During the year ended December 31, 2017, General taxes decreased $4.4 million compared to the prior year. The decrease was primarily the result of a $3.0 million reduction in 2017 expense due to a true-up of the year to date 2017 Ohio property tax accrual to reflect final assessments for 2017 taxes and an unfavorable $0.9 million true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016.

During the year ended December 31, 2016, General taxes increased $1.6 million compared to the prior year.

DPL – Generation Segment – Fixed-asset Impairments
During the year ended December 31, 2017, the Generation segment recorded fixed-asset impairments, without the effect of the purchase accounting adjustments included in the Other column of segments, of $66.3 million. In the first quarter of 2017, the Board of Directors of DP&L approved the retirement of the then DP&L-operated and co-owned Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. DPL performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. As a result, DPL's Generation segment recognized asset impairment expense of $66.3 million in the first quarter of 2017. Because the Peaker asset impairment expense was included with purchase accounting adjustments in the Other column of segments, DPL's Generation segment did not record a fixed-asset impairment related to the Peaker assets in 2017.

During the year ended December 31, 2016, DPL's Generation segment recorded fixed-asset impairments, without the effect of the purchase accounting adjustments included in the Other column of segments, of $1,353.5 million. In the second quarter of 2016, the Generation segment recorded an $857.1 million fixed-asset impairment, as DP&L performed a long-lived asset impairment test and determined that the carrying amounts of the asset groups of then DP&L-operated Killen and certain peaking generating facilities were not recoverable. In the fourth quarter of 2016, the Generation segment recorded an additional $496.4 million fixed-asset impairment as DP&L performed a long-lived asset impairment analysis for the then DP&L-operated Killen, Stuart, Miami Fort, Zimmer and Conesville coal-fired facility asset groups, as well as the Hutchings gas-fired peaking plant asset group and determined that their carrying amounts were not recoverable.

For more information on these impairments, see Note 15 – Fixed-asset Impairments of Notes to DPL's Consolidated Financial Statements.

DPL – Generation Segment – Interest Expense
During the year ended December 31, 2017, Interest expense decreased $0.3 million.

The PUCO authorized DP&L to maintain long-term debt of $750 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Prior to Generation Separation on October 1, 2017, for segment purposes, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to the T&D segment. All remaining debt and interest expense were included in the Generation segment.

During the year ended December 31, 2016, Interest expense decreased $2.5 million compared to the prior year due primarily to a reduction of debt.

RESULTS OF OPERATIONS – DP&L

Statement of Operations Highlights – DP&L

	Years ended December 31,
$ in millions	2017	2016	2015
Revenues:
Retail	$642.6	$739.8	$786.4
Wholesale	23.6	16.1	19.7
RTO revenue	47.2	45.7	45.3
RTO capacity revenues	6.6	6.4	5.6
Total revenues	720.0	808.0	857.0

Cost of revenues:

Net fuel cost	0.5	5.3	(9.0)

Purchased power:
Purchased power	230.6	258.3	238.1
RTO charges	57.2	58.6	60.1
RTO capacity charges	2.0	(0.2)	19.2
Net purchased power cost	289.8	316.7	317.4

Total cost of revenues	290.3	322.0	308.4

Gross margin	429.7	486.0	548.6

Operating expenses:
Operation and maintenance	158.0	179.3	184.0
Depreciation and amortization	75.3	71.0	71.5
General taxes	76.3	68.0	70.8
Other, net	(0.5)	(0.4)	0.1
Total operating expenses	309.1	317.9	326.4

Operating income	120.6	168.1	222.2

Other expense, net
Investment income	0.3	0.4	0.3
Interest expense	(30.5)	(24.7)	(28.9)
Charge for early redemption of debt	(1.1)	(0.5)	(4.8)
Other income / (expense)	(0.8)	0.3	0.2
Total other expense, net	(32.1)	(24.5)	(33.2)

Income from continuing operations before income tax (a)	$88.5	$143.6	$189.0

(a)
For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DP&L – Revenues
The following table provides a summary of changes in DP&L’s Revenues from prior periods:

$ in millions	2017 vs. 2016	2016 vs. 2015
Retail
Rate	$(69.3)	$(68.7)
Volume	(28.5)	21.0
Other	0.6	1.1
Total retail change	(97.2)	(46.6)
Wholesale
Wholesale revenues	7.5	(3.6)
RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	1.7	1.2
Total revenues change	$(88.0)	$(49.0)
During the year ended December 31, 2017, Revenues decreased $88.0 million to $720.0 million from $808.0 million in the prior year. This decrease was primarily the result of lower average retail rates and lower retail volumes, partially offset by higher wholesale, RTO capacity and other revenues.

•
Retail revenues decreased $97.2 million primarily due to an unfavorable $69.3 million retail rate variance and an unfavorable $28.5 million retail volume variance. The decrease in average retail rates was primarily driven by reverting to ESP 1 rates in September of 2016. In addition, there were decreased collections on the USF, competitive bid, and energy efficiency revenue rate riders, as well as a decrease due to the collection of the remaining 2015 deferred fuel balance in the first quarter of 2016. These were partially offset by the implementation of the DMR in November 2017. The decrease in retail volume was primarily driven by more mild weather in 2017, as heating degree-days decreased by 229 degree-days and cooling degree-days decreased by 323 degree-days. In addition, there was a favorable other miscellaneous variance of $0.6 million.

•	Wholesale revenues increased $7.5 million. These revenues consist of DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices.

•	RTO capacity and other revenues increased $1.7 million compared to the prior year.

During the year ended December 31, 2016, Revenues decreased $49.0 million to $808.0 million from $857.0 million in the prior year. This decrease was primarily the result of lower average retail rates, partially offset by higher retail volumes, higher wholesale revenues, and higher RTO revenues.

•
Retail revenues decreased $46.6 million primarily due to an unfavorable $68.7 million retail rate variance and a favorable $21.0 million retail volume variance. The unfavorable rate variance was due to lower average DP&L retail rates, primarily driven by decreased retail revenue from SSO customers as the competitive auction rate, which represents 100% of DP&L SSO load in 2016 compared to 60% in 2015, was lower than the non-auction SSO rate. The decrease was also due to the recovery of deferred storm costs in 2015 and the reversion back to ESP 1 rates in September of 2016, partially offset by $20.1 million of revenue associated with energy efficiency programs recorded in 2016. This decrease in rate was partially offset by a volume increase due to warmer summer weather in 2016 as cooling degree-days increased by 153 along with increased sales to commercial and industrial customers, partially offset by milder winter weather in the first quarter of 2016 as heating degree-days decreased by 129.

•	Wholesale revenues decreased $3.6 million. These revenues consisted of DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices.

•	RTO capacity and other revenues increased $1.2 million compared to the prior year.

DP&L – Cost of Revenues
During the year ended December 31, 2017, total cost of revenues decreased $31.7 million compared to the prior year. This decrease was primarily due to:

•
Net fuel costs, which include expense recognition or deferral coinciding with the collection of fuel costs through the regulatory fuel deferral, decreased $4.8 million compared to the prior year primarily due to fuel costs deferred in 2015, being collected in 2016. There was only $0.5 million of previously deferred fuel costs collected in 2017.

•	Net purchased power decreased $26.9 million compared to the prior year. This decrease was driven by the following factors:

◦
Purchased power decreased $27.7 million compared to the prior year primarily due to a favorable price variance of $19.8 million driven by lower rates in the competitive bid process in 2017, and lower volumes of $7.9 million primarily due to the decrease in DP&L retail demand in 2017.

◦	RTO capacity and other charges increased $0.8 million compared to the prior year.

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

◦
Purchased power increased $20.2 million primarily due to an unfavorable price variance driven by prices in the competitive bid process. DP&L sourced 100% of SSO load through the competitive bid process in 2016 as opposed to 60% in 2015. DP&L purchases power for its SSO load.

◦
RTO capacity and other charges decreased $20.9 million driven by decreased load obligations for retail customers as DP&L's retail load fully transitioned to market and was fully sourced through the competitive bid process in 2016. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within DP&L's network, which are incurred and charged to customers in the TCRR-N rider, transmission and congestion losses incurred on revenues, and costs associated with load obligations for retail customers.

DP&L – Operation and Maintenance
During the year ended December 31, 2017, Operation and Maintenance expense decreased $21.3 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(23.4)
Decrease in alternative energy and energy efficiency programs (a)	(6.6)
Increase in legal and other consulting costs	4.5
Increase in group insurance expense associated with participation in the AES self-insurance plan	4.0
Other, net	0.2
Net change in Operations and Maintenance expense	$(21.3)

(a)	There is corresponding revenue associated with this program resulting in minimal impact to Net income.

During the year ended December 31, 2016, Operation and Maintenance expense decreased $4.7 million compared to the prior year. This decrease was a result of:

$ in millions	2016 vs. 2015
Decrease in deferred storm costs as they were recognized in 2015 due to their recovery through customer rates (a)	$(17.5)
Decrease in expenses due to the reversal of the Economic Development Fund, resulting from the withdrawal of ESP 2	(3.0)
Decrease in generating facilities operating and maintenance expenses, primarily due the sale of East Bend and closure of Beckjord in 2014	(2.7)
Decrease in retirement benefits costs	(1.5)
Increase in alternative energy and energy efficiency programs (a)	13.2
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	6.2
Other, net	0.6
Net change in Operation and Maintenance expense	$(4.7)

(a)	There is corresponding revenue associated with this program resulting in minimal impact to Net income.

DP&L – Depreciation and Amortization
During the year ended December 31, 2017, Depreciation and amortization expense increased $4.3 million compared to the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets.

During the year ended December 31, 2016, Depreciation and amortization expense decreased $0.5 million compared to the prior year.

DP&L – General Taxes
During the year ended December 31, 2017, General taxes increased $8.3 million compared to the prior year. The increase was primarily the result of an increase of $3.8 million in Ohio property tax expense driven by higher tax rates, higher property values, lower expense in 2016 due to a $2.4 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, a 2017 unfavorable true-up of $1.1 million for the 2016 Ohio property tax accrual to reflect actual payments made in 2017 and a $1.0 million increase in other general taxes.

During the year ended December 31, 2016, General taxes decreased $2.8 million compared to the prior year primarily due to a $2.4 million favorable true-up of the 2015 property tax accrual to reflect actual payments made in 2016 and a $0.6 million unfavorable true-up of the 2014 property tax accrual to reflect actual payments made in 2015.

DP&L – Interest Expense
During the year ended December 31, 2017, interest expense increased $5.8 million compared to the prior year primarily due to higher interest rates. On August 24, 2016, DP&L refinanced its 1.875% First Mortgage Bonds Due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022. The variable rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%.

During the year ended December 31, 2016, interest expense decreased $4.2 million compared to the prior year primarily due to a decrease in carrying costs related to the recovery of deferred storm costs in 2015. The PUCO authorized DP&L to maintain long-term debt of $750 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. For DP&L purposes in 2016 and 2015, $750.0 million of debt and the pro rata interest expense associated with that debt has been allocated to DP&L continuing operations.

DP&L – Charge for Early Redemption of Debt
During the year ended December 31, 2017, DP&L recorded a charge for early redemption of debt of $1.1 million primarily due to the early redemption of the 4.8% Tax-exempt First Mortgage Bonds due 2036.

During the year ended December 31, 2016, DP&L recorded a charge for early redemption of debt
$0.5 million.

During the year ended December 31, 2015, DPL recorded a charge for early redemption of debt of $4.8 million primarily due to the write off of deferred financing costs associated with the refinancing of its revolving credit facility.

DP&L – Income Tax Expense
During the year ended December 31, 2017, Income tax expense decreased $14.9 million compared to the prior year primarily due to a decrease in pre-tax income in the current year, a decrease in the depreciation of AFUDC Equity, and a tax reserve that was recorded in the prior year. Partially offsetting the decrease was a prior year deferred tax adjustment that was not required in the current year.

During the year ended December 31, 2016, Income tax expense decreased $13.0 million compared to the prior year primarily due to a decrease in pre-tax income and a deferred tax adjustment that did not occur in 2015. Partially offsetting the decrease was an increase in the depreciation of AFUDC Equity and the addition of a tax reserve for the amended 2011 predecessor tax return refund claim.

DP&L - Discontinued Operations
During the years ended December 31, 2017, 2016, and 2015, DP&L recorded losses from discontinued operations (net of tax) of $40.4 million, $870.3 million and $23.6 million, respectively. These losses relate to the discontinued DP&L Generation segment, which was transferred to AES Ohio Generation through Generation Separation on October 1, 2017. See Note 13 - Generation Separation in Notes to DP&L's Consolidated Financial Statements.

KEY TRENDS AND UNCERTAINTIES

During 2018 and beyond, we expect that our financial results will be driven primarily by retail demand, weather, energy efficiency and wholesale prices on financial results. In addition, DPL financial results are likely to be driven by many factors including, but not limited to:

•	Outcome of DP&L's pending distribution rate case;

•	DPL's ability to reduce its cost structure;

•	Operation and performance of generation facilities;

•	Recovery in the power market, particularly as it relates to an expansion in dark spreads; and

•	PJM capacity prices.

Operational
During 2017, we began executing on our plans to exit generation by completing the sale of the Miami Fort and Zimmer EGUs and announcing the retirement of co-owned Stuart Station coal-fired and diesel-fired generating units and the co-owned Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018. Further, on October 1, 2017, Stuart Unit 1 was retired due to damage sustained when a high-pressure feedwater heater shell failed on January 10, 2017.

Additionally, on December 15, 2017 we entered into an agreement for the sale of the generation and related assets for our Peaker assets. For additional information on these events and DPL's coal fired facilities, see Note 4 – Property, Plant and Equipment and Note 17 – Assets and Liabilities Held-For-Sale and Dispositions of Notes to DPL's Consolidated Financial Statements.

Macroeconomic and Political

U.S. Tax Law Reform
On December 22, 2017, the United States enacted the TCJA. The legislation significantly revised the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate and introducing new limitations on interest expense deductions. These changes will materially impact our effective tax rate in future periods. Specific provisions of the TCJA and their potential impacts on us are noted below. Our interpretation of the TCJA may change as the U.S. Treasury Department and the Internal Revenue Service issue additional guidance. Such changes may be material.
Lower Tax Rate - The corporate tax rate decreased from 35 percent to 21 percent beginning in 2018. In addition to deferred tax remeasurement impacts, the lower tax rate resulted in the recognition, at December 31, 2017, of a regulatory liability at DP&L. The regulatory liability reflects deferred taxes that will flow back to ratepayers over time.
Limitation on Interest Expense Deductions - The TCJA introduced a new limitation on the deductibility of net interest expense beginning January 1, 2018. The deduction will be limited to interest income, plus 30 percent of tax basis EBITDA through 2021 (30 percent of EBIT beginning January 1, 2022). This determination is made at the consolidated group level. The limitation does not apply to interest expense attributable to regulated utility property. The U.S. Treasury and Internal Revenue Service are expected to provide guidance to clarify how the exception will apply to regulated utility holding companies. Depending on the guidance implementing the limitations, this could materially impact our effective tax rate.
Cost Recovery - The TCJA amended depreciation rules to provide full expensing (100% bonus depreciation) for assets that commence construction and are placed in service before January 1, 2023. This provision is phased down by 20 percent ratably through 2027. The immediate full expensing provision is elective, but it does not apply to regulated utility property. This change is not expected to impact our effective tax rate; however, if elected, it could impact taxable income and cash taxes in future periods.
State Taxes - The reactions of the individual states to federal tax reform is still evolving. These state and municipalities will assess whether and how the federal changes will be incorporated into their tax legislation.
SAB 118 - As further explained in Note 9 – Income Taxes of Notes to DPL's Consolidated Financial Statements and Note 8 – Income Taxes of Notes to DP&L's Financial Statements we have included certain reasonable estimates of the impact of U.S. tax law reform subject to potential adjustments in future periods.

On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the ESP, DPL will not make tax sharing payments and if our rates are reduced as a result of the TCJA, DPL's cash flows could be adversely affected. See Note 9 – Income Taxes of Notes to DPL's Consolidated Financial Statements and Note 8 – Income Taxes of Notes to DP&L's Financial Statements for more information.

Regulatory Environment
For a comprehensive discussion of the market structure and regulation of DPL and DP&L, see Part I, Item 1 - Business – Competition and Regulation.

DP&L filed a settlement in its 2017 ESP case in January 2017 and filed an amended stipulation on March 13, 2017. The PUCO issued a final decision on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The 2017 ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up rider mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines other components.

For more information regarding DP&L's ESP, see Note 3 – Regulatory Matters of Notes to DPL’s Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L’s Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash and cash equivalents for DPL and DP&L was $24.5 million and $5.2 million, respectively, at December 31, 2017. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of debt outstanding of $1,724.0 million and $658.4 million, respectively, at December 31, 2017.

Approximately $4.7 million of DPL's debt and $4.6 million of DP&L's debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty could have material adverse effects on our financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations could affect the cash flows and results of operations of our business.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. The following table summarizes the cash flows of DPL:

DPL	Years ended December 31,
$ in millions	2017	2016	2015
Net cash provided by operating activities	$131.7	$267.1	$308.5
Net cash used in investing activities	(12.2)	(77.8)	(136.7)
Net cash used in financing activities	(149.6)	(167.1)	(156.4)

Net increase / (decrease) in cash	(30.1)	22.2	15.4
Balance at beginning of year	54.6	32.4	17.0
Cash and cash equivalents at end of year	$24.5	$54.6	$32.4

DPL – Net cash from operating activities

	For the years ended December 31,			$ change
$ in millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net loss	$(94.6)	$(485.2)	$(239.0)	$390.6	$(246.2)
Depreciation and amortization	110.6	138.0	143.6	(27.4)	(5.6)
Impairment expenses	175.8	859.0	317.0	(683.2)	542.0
Charge for early redemption of debt	3.3	3.1	2.1	0.2	1.0
Other adjustments to Net loss	(21.7)	(359.7)	(10.9)	338.0	(348.8)
Net loss, adjusted for non-cash items	173.4	155.2	212.8	18.2	(57.6)
Net change in operating assets and liabilities	(41.7)	111.9	95.7	(153.6)	16.2
Net cash provided by operating activities	$131.7	$267.1	$308.5	$(135.4)	$(41.4)

Fiscal year 2017 versus 2016:
The net change in operating assets and liabilities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to timing of payments and spending patterns	$(51.5)
Decrease from accrued taxes payable primarily due to incurring current income tax expense in 2016 compared to a current tax benefit in 2017	(48.8)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(27.8)
Decrease from inventory primarily due to lower coal purchases in 2016	(24.3)
Other	(1.2)
Net change in cash from changes in operating assets and liabilities	$(153.6)

Fiscal year 2016 versus 2015:
The net change in operating assets and liabilities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by the following:

$ in millions	$ Change
Increase from inventory primarily due to lower coal purchases in 2016	$41.0
Decrease from accounts receivable primarily due to timing of collections	(19.2)
Other	(5.6)
Net change in cash from changes in operating assets and liabilities	$16.2

DPL – Net cash from investing activities
During the year ended December 31, 2017, net cash used for investing activities was primarily related to capital expenditures, partially offset by a decrease in restricted cash due to collateral requirements, insurance proceeds, and proceeds from the sale of the Miami Fort and Zimmer stations.

During the year ended December 31, 2016, net cash used for investing activities was primarily related to capital expenditures and an increase in restricted cash due to collateral requirements, partially offset by proceeds from the sale of DPLER.

During the year ended December 31, 2015, net cash used for investing activities was primarily related to capital expenditures.

DPL – Net cash from financing activities
During the year ended December 31, 2017, net cash used for financing activities primarily relates to the retirement of $159.5 million of long-term debt.

During the year ended December 31, 2016, net cash used for financing activities primarily relates to the retirement of $577.8 million of long-term debt and redemption of $23.5 million of preferred stock, partially offset by a $442.8 million issuance of new debt.

During the year ended December 31, 2015, net cash used for financing activities primarily relates to the retirement of $474.5 million of long-term debt, partially offset by a $325.0 million issuance of new debt.

The following table summarizes the cash flows of DP&L:

DP&L	Years ended December 31,
$ in millions	2017	2016	2015
Net cash provided by operating activities	$135.4	$264.8	$256.7
Net cash used in investing activities	(62.9)	(133.4)	(122.5)
Net cash used in financing activities	(68.9)	(135.2)	(134.2)

Net increase / (decrease) in cash	3.6	(3.8)	—
Balance at beginning of year	1.6	5.4	5.4
Cash and cash equivalents at end of year	$5.2	$1.6	$5.4

DP&L – Net cash from operating activities

	For the years ended December 31,			$ change
$ in millions	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
Net income / (loss)	$17.0	$(772.7)	$106.4	$789.7	$(879.1)
Depreciation and amortization	88.3	123.2	141.1	(34.9)	(17.9)
Impairment expenses	66.3	1,353.5	—	(1,287.2)	1,353.5
Other adjustments to Net income / (loss)	23.9	(481.2)	(8.3)	505.1	(472.9)
Net income / (loss), adjusted for non-cash items	195.5	222.8	239.2	(27.3)	(16.4)
Net change in operating assets and liabilities	(60.1)	42.0	17.5	(102.1)	24.5
Net cash provided by operating activities	$135.4	$264.8	$256.7	$(129.4)	$8.1

Fiscal year 2017 versus 2016:
The net change in operating assets and liabilities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to timing of payments and spending patterns	$(64.0)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(27.8)
Increase from accounts receivable primarily due to timing of collections	23.0
Decrease from inventory primarily due to lower coal purchases in 2016	(21.9)
Decrease from accrued taxes payable primarily due to 2017 tax sharing payments to DPL	(7.0)
Other	(4.4)
Net change in cash from changes in operating assets and liabilities	$(102.1)

Fiscal year 2016 versus 2015:
The net change in operating assets and liabilities for the year ended December 31, 2016 compared to the year ended December 31, 2015 was driven by the following:

$ in millions	$ Change
Increase from inventory primarily due to lower coal purchases compared to prior year	$41.3
Decrease from accounts receivable primarily due to timing of collections	(38.4)
Increase from accounts payable due to timing of payments	21.8
Other	(0.2)
Net change in cash from changes in operating assets and liabilities	$24.5

DP&L – Net cash from investing activities
During the year ended December 31, 2017, net cash used for investing activities was primarily related to capital expenditures, partially offset by a decrease in restricted cash due to collateral requirements and insurance proceeds.

During the year ended December 31, 2016, net cash used for investing activities was primarily related to capital expenditures and an increase in restricted cash due to collateral requirements, partially offset by insurance proceeds.

During the year ended December 31, 2015, net cash used for investing activities was primarily related to capital expenditures, partially offset by insurance proceeds.

DP&L – Net cash from financing activities
During the year ended December 31, 2017, net cash used for financing activities primarily relates to retirement of $104.5 million of long-term debt and dividends and return of capital paid to parent of $39.0 million, partially offset by a $70.0 million capital contribution from DPL.

During the year ended December 31, 2016, net cash used for financing activities primarily relates to the retirement of $445.3 million of long-term debt, $70.0 million in dividends paid on common stock to parent, related party repayments, net of related party borrowings, of $30.0 million, and redemption of $23.5 million of preferred stock, partially offset by the issuance of $442.8 million of new debt.

During the year ended December 31, 2015, net cash used for financing activities primarily relates to the retirement of $314.4 million of long-term debt, $50.0 million in dividends paid on common stock to parent, partially offset by the issuance of $200.0 million of new debt, and $35.0 million of related party borrowings.

Liquidity
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges, taxes and dividend payments. For 2018 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods. In addition, DP&L's 2017 ESP provides for a DMR, which will be used for debt obligations at DPL and DP&L. See Note 3 – Regulatory Matters for more information.

At December 31, 2017, DPL and DP&L have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2017
DPL	Revolving	July 2020	$205.0	$188.9

DP&L	Revolving	July 2020	175.0	163.6

			$380.0	$352.5

DP&L's revolving credit facility has a commitment of $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million, and extending the term of the facility from May 2018 to July 2020. At December 31, 2017, DP&L had $10.0 million drawn under this facility and had two letters of credit in the aggregate amount of $1.4 million outstanding, with the remaining $163.6 million available to DP&L.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At September 30, 2017, there were five letters of credit in the aggregate amount of $12.9 million outstanding under this facility, and $50.0 million borrowed on the facility, with the remaining $142.1 million available to DPL. Fees associated with this facility were not material during the years ended December 31, 2017, 2016 or 2015.

On December 15, 2017, shortly after DPL and AES Ohio Generation entered into an Asset Purchase Agreement agreeing to sell Peaker assets to Kimura Power, DPL and its lenders amended DPL's revolving credit loan and term loan credit agreement. This agreement was amended to, among other things, (a) explicitly carve out the sale of DPL's Peaker assets and coal generation facilities from its "limitation on asset disposition" covenant, (b) modify the definition of Consolidated EBITDA (which is used for measuring the Consolidated Debt to EBITDA ratio and the Interest Coverage Ratio in the agreement), to also exclude, out-of-pocket third party costs and expenses incurred directly in connection with the implementation, negotiation, documentation and closing of the Generation Separation and up to $25.0 million of non-recurring cash expenses related to the closure, or sale, of generation stations, (c) modify the definition of "maturity date" used in the agreement to mean July 31, 2020; provided, however, if DPL fails to retire, redeem, or refinance at least $100.0 million in aggregate of principal amount of its senior unsecured bonds due October 1, 2019, then the maturity date shall be July, 1 2019, and (d) modify the maximum Consolidated Debt to EBITDA ratio permitted not to exceed 7.25 to 1.00 September 20, 2015 through December 31, 2018, 7.00 to 1.00 January 1, 2019 through June 30, 2019, 6.75 to 1.00 July 1, 2019 through December 31, 2019, and 6.50 to 1.00 January 1, 2020 and beyond. As part of this agreement DPL has also agreed to repay the remaining balance on its secured term loan within 10 days after receiving proceeds from the sale of the Peaker assets. This agreement was effective December 15, 2017, however certain provisions, including the modification of the Consolidated Debt to EBITDA covenant and the carving out of the sale of Peaker assets from its "limitation on asset disposition" covenant, are conditioned on the repayment in full of the term loan.

Capital Requirements

Construction Additions

	Actual			Projected
$ in millions	2015	2016	2017	2018	2019	2020
DPL	$132	$140	$108	$90	$120	$148

DP&L	$91	$88	$83	$84	$115	$138

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental standards, among other factors.

DPL is projecting to spend an estimated $358.0 million in capital projects for the period 2018 through 2020. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member. NERC has recently changed the definition of the Bulk Electric System to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply. DP&L’s 138 kV facilities were previously not subject to these reliability standards. Accordingly, DP&L anticipates spending approximately $33.0 million within the next five years to reinforce its 138-kV system to comply with these new NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants
The DPL revolving credit facility and term loan agreement have a Total Debt to EBITDA ratio that will be calculated, at the end of each fiscal quarter, by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down to not exceed 6.25 to 1.00 for any fiscal quarter ending March 31, 2019 through December 31, 2019; and it then steps down not to exceed 5.75 to 1.00 for any fiscal quarter ending March 31, 2020 through July 31, 2020. As of December 31, 2017, this financial covenant was met with a ratio of 6.34 to 1.00.

The DPL revolving credit facility and term loan agreement also have an EBITDA to Interest Expense ratio that is calculated at the end of each fiscal quarter by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreements, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending March 31, 2019 through July 31, 2020. As of December 31, 2017, this financial covenant was met with a ratio of 2.50 to 1.00.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement (financing document entered into in connection with the issuance of the $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015, containing representations, warranties and covenants consistent with those contained in DP&L's revolving credit facilities loan documents) have two financial covenants. First, prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, which occurred October 1, 2017, DP&L’s Total Debt to Total Capitalization may not be greater than 0.75 to 1.00 at any time. Except that after separation required compliance with this financial covenant shall be suspended (a) any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility or (b) for the time period January 1, 2017 to December 31, 2017 (as modified by the amendment described below) if DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth in each agreement (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L was able to ensure compliance with the Total Debt to Total Capitalization ratio through October 1, 2017, the date Generation Separation occurred. After Generation Separation, and per the terms of the original agreement (before any amendment), the required Total Debt to Total Capitalization ratio increased from 0.65 to 1.00 to 0.75 to 1.00. On September 30, 2017, DP&L's adjusted (excluding impairments) Total Debt to Total Capitalization was 0.61 to 1.00 and as of December 31, 2017 it was 0.67 to 1.00. After Generation Separation occurred, the calculation of this covenant is on an unadjusted basis. The amendment also changed, for each agreement, the dates after Generation Separation during which compliance with the Total Capitalization ratio detailed above will be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L (or from October 1, 2017 through September 30, 2018). Generation Separation occurred on October 1, 2017.

The second financial covenant measures DP&L’s EBITDA to Interest Expense ratio. Both prior to and after completion of the separation of DP&L's generation assets from its transmission and distribution assets, DP&L's EBITDA to Interest Expense ratio cannot be less than 2.50 to 1.00. The ratio is calculated at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. As of December 31, 2017, DP&L met this financial covenant with an EBITDA to Interest Expense ratio of 7.17 to 1.00.

Debt Ratings
The following table outlines the debt ratings and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB-(a) / BB+(b)	BBB+ (c)	Positive	October 2017
Moody's Investors Service, Inc.	Ba3 (b)	Baa2 (c)	Positive	October 2017
Standard & Poor's Financial Services LLC	BB (b)	BBB (c)	Positive	December 2017

Credit Ratings
The following table outlines the credit ratings (issuer/corporate rating) and outlook for each company, along with the effective or affirmed dates of each rating and outlook for DPL and DP&L.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB	BBB-	Positive	October 2017
Moody's Investors Service, Inc.	Ba3	Baa3	Positive	October 2017
Standard & Poor's Financial Services LLC	BB	BB	Positive	December 2017

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

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

Off-Balance Sheet Arrangements

DPL – Guarantees
In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. During the year ended December 31, 2017, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At December 31, 2017, DPL had $38.1 million of guarantees to third parties for future financial or performance assurance under such agreements on behalf of AES Ohio Generation. The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of AES Ohio Generation to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Consolidated Balance Sheets was $0.9 million at December 31, 2017 and $2.3 million at December 31, 2016.

DP&L owns a 4.9% equity ownership interest in an electric generation company which is recorded using the cost method of accounting under GAAP. At December 31, 2017, DP&L could be responsible for the repayment of 4.9%, or $70.6 million, of a $1,440.8 million debt obligation comprised of both fixed and variable rate securities with maturities between 2019 and 2040. This would only happen if this electric generation company defaulted on its debt payments. At December 31, 2017, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2017, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,724.0	$4.7	$479.1	$1,207.5	$32.7
Interest payments	384.7	98.9	176.4	81.2	28.2
Pension and postretirement payments	283.2	30.0	59.2	57.6	136.4
Electricity purchase commitments	370.9	178.5	171.2	21.2	—
Coal and limestone contracts (a)	54.9	54.9	—	—	—
Purchase orders and other contractual obligations	73.0	18.9	27.1	27.0	—
Total contractual obligations	$2,890.7	$385.9	$913.0	$1,394.5	$197.3

(a)	Total at DP&L operated units.

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DP&L:
Long-term debt	$658.4	$4.6	$209.2	$427.5	$17.1
Interest payments	123.2	24.8	47.3	33.9	17.2
Pension and postretirement payments	283.2	30.0	59.2	57.6	136.4
Electricity purchase commitments	370.9	178.5	171.2	21.2	—
Purchase orders and other contractual obligations	73.0	18.9	27.1	27.0	—
Total contractual obligations	$1,508.7	$256.8	$514.0	$567.2	$170.7

Long-term debt:
DPL’s Long-term debt at December 31, 2017 consists of DPL’s unsecured notes, secured term loan and Capital Trust II securities, along with DP&L’s First Mortgage Bonds, tax-exempt First Mortgage Bonds and the Wright-Patterson Air Force Base (WPAFB) note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

DP&L’s Long-term debt at December 31, 2017 consists of its First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 8 – Debt of the Notes to DPL’s Consolidated Financial Statements and Note 7 – Debt of the Notes to DP&L’s Financial Statements.

Interest payments:
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rate prevailing at December 31, 2017.

Pension and postretirement payments:
At December 31, 2017, DPL, through its principal subsidiary DP&L, had estimated future benefit payments as outlined in Note 10 – Benefit Plans of Notes to DPL’s Consolidated Financial Statements and Note 9 – Benefit Plans of Notes to DP&L’s Financial Statements. These estimated future benefit payments are projected through 2027. This amount also includes postretirement benefit costs.

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Coal contracts:
DPL, through its subsidiary AES Ohio Generation, has entered into various long-term coal contracts to supply the coal requirements for the generating stations it operates. At December 31, 2017, a majority of our future committed coal obligations are with one supplier. Some contract prices are subject to periodic adjustment and have features that limit price escalation in any given year. As a result of our planned shutdown of our Stuart and Killen generating stations, our commitments for coal and limestone do not extend past 2018.

Purchase orders and other contractual obligations:
At December 31, 2017, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. See Note 13 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 12 – Related Party Transactions of Notes to DP&L's Financial Statements for additional information on charges between related parties and amounts due to or from related parties.

Reserve for uncertain tax positions:
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $3.5 million at December 31, 2017, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

We evaluate our Regulatory assets to determine whether or not they are probable of recovery through future rates and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be expensed in the period the assessment is made. We currently believe the recovery of our Regulatory assets is probable. See Note 3 – Regulatory Matters of Notes to DPL’s Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L’s Financial Statements.

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

Impairments
In accordance with the provisions of GAAP relating to the accounting for impairments, long-lived assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset group. Impairment losses on assets held-for-sale are recognized based on the fair value of the disposal group. We determine the fair value of these assets based upon estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. In analyzing the fair value and recoverability using future cash flows, we make projections based on a number of assumptions and estimates of growth rates, future economic conditions, assignment of discount rates and estimates of terminal values. An impairment loss is recognized if the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows. The measurement of impairment loss is the difference between the carrying amount and fair value of the asset. See Note 15 – Fixed-asset Impairments of Notes to DPL’s Consolidated Financial Statements discussing the impairment of long-lived assets in 2017 and 2016.

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

Item 7A – Quantitative and Qualitative Disclosures about Market Risk
We are subject to certain market risks including, but not limited to, changes in commodity prices for electricity, coal, environmental emission allowances, and changes in capacity prices and fluctuations in interest rates. We use various market risk-sensitive instruments, including derivative contracts, primarily to limit our exposure to fluctuations in commodity pricing. Our Commodity Risk Management Committee (CRMC), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures related to our DPL operated generation units. The CRMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

Commodity pricing risk
Commodity pricing risk exposure includes the impacts of weather, market demand, increased competition and other economic conditions. To manage the volatility relating to these exposures at our DPL-operated generation units, we use a variety of non-derivative and derivative instruments including forward contracts and futures contracts. These instruments are used principally for economic hedging purposes and none are held for trading purposes. Derivatives that fall within the scope of derivative accounting under GAAP must be recorded at their fair value and marked to market. MTM gains and losses on derivative instruments that qualify for cash flow hedge accounting are deferred in AOCI until the forecasted transactions occur. We adjust the derivative instruments that do not qualify for cash flow hedging to fair value monthly through the Statement of Operations.

The coal market has increasingly been influenced by both international and domestic supply and consumption, making the price of coal more volatile than in the past, and while we have substantially all of the total expected coal volume needed to meet our sales requirements for 2018 under contract, power sales obligations may change. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, the wholesale market price of power, certain provisions in coal contracts related to government-imposed costs, counterparty performance and credit, scheduled outages and electric generation station mix.

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

Commodity derivatives
To minimize the risk of fluctuations in the market price of commodities, such as coal, power, and natural gas, we may enter into commodity forward and futures contracts to effectively hedge the cost/revenues of the commodity. Maturity dates of the contracts are scheduled to coincide with market purchases/sales of the commodity. Cash proceeds or payments between us and the counterparty at maturity of the contracts are recognized as an adjustment to the cost of the commodity purchased or sold. We generally do not enter into forward contracts beyond thirty-six months. At December 31, 2017, there are no coal derivatives.

A 10% increase or decrease in the market price of our FTRs and natural gas futures at December 31, 2017 would not have a significant effect on Net income.

A 10% increase or decrease in the market price of our forward power contracts at December 31, 2017 would not have a significant effect on Net income.

Wholesale revenues
DPL sells its generation into the wholesale market when we can identify opportunities with positive margins.

Approximately 43% of DPL’s electric revenues during the year ended December 31, 2017 were from sales of excess energy and capacity in the wholesale market.

For DPL, a hypothetical increase or decrease of 10% in the price per megawatt hour of wholesale power, including the impact of a corresponding 10% change in the portion of purchased power used as part of the sale, would result in an approximate $20.9 million change to net income.

Fuel and purchased power costs
We have a significant portion of projected 2018 fuel needs under contract. Most of our contracted coal is purchased at fixed prices although some contracts provide for periodic pricing adjustments. We may purchase SO2 allowances for 2018; however, the exact consumption of SO2 allowances will depend on market prices for power, availability of our generation units and the actual sulfur content of the coal burned. We may purchase some NOX allowances for 2018 depending on NOX emissions. Fuel costs are affected by changes in volume and price and are driven by a number of variables including weather, reliability of coal deliveries, scheduled outages and electric generation station mix.

DP&L conducts competitive bid auctions to purchase power for SSO service, as DP&L's SSO is 100% sourced through the competitive bid. AES Ohio Generation purchases power to source retail load in other service territories and to meet contracted wholesale requirements when generating facilities are not available due to planned and unplanned outages or when market prices are below the marginal costs associated with our generating facilities.

The table below provides the effect on annual Net income (net of estimated income tax at 35%) as of December 31, 2017, of a hypothetical increase or decrease of 10% in the prices of fuel and purchased power:

$ in millions	DPL	DP&L
Effect of 10% change in fuel and purchased power	$22.7	$5.8

Interest rate risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable rate long-term debt. DPL’s variable-rate debt consists of a $70.0 million secured term loan with a syndicated bank group. DP&L’s variable-rate debt is comprised of $200 million of bank held tax-exempt First Mortgage Bonds and $440.6 million Term Loan B debt secured by First Mortgage Bonds. Each variable-rate bond bears interest based on an underlying interest rate index, typically LIBOR. On November 21, 2016, the DP&L $200.0 million variable-rate First Mortgage Bonds were hedged with floating for fixed interest rate swaps, reducing interest rate risk exposure for the term of the bonds. On January 1, 2018 the interest rate on these First Mortgage Bonds was adjusted and as a result the bonds are no longer fully hedged and are treated as variable. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 8 – Debt of Notes to DPL’s Consolidated Financial Statements and Note 7 – Debt of Notes to DP&L’s Financial Statements.

Principal payments and interest rate detail by contractual maturity date
The principal amount of DPL’s long-term debt was $1,724.0 million at December 31, 2017, consisting of DPL’s unsecured notes, secured term loan, Capital Trust II securities along with DP&L’s First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to FASB Accounting Standards Codification No. 805, “Business Combinations”. The fair value of this debt at December 31, 2017 was $1,819.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2018	2019	2020	2021	2022	Thereafter	2017	2017
Long-term debt (a)
Variable-rate debt	$4.5	$24.4	$254.4	$4.5	$422.8	$—	$710.6	$710.6

Average interest rate	4.6%	4.2%	2.4%	4.6%	4.6%

Fixed-rate debt	$0.2	$200.1	$0.2	$780.1	$0.1	$32.7	1,013.4	1,108.7

Average interest rate	4.2%	6.7%	4.2%	7.2%	4.2%	6.1%

Total							$1,724.0	$1,819.3

(a)	Amounts exclude immaterial capital lease obligations

The principal amount of DP&L’s long-term debt was $658.4 million at December 31, 2017, consisting of its First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2017 was $658.4 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. The DP&L debt was not revalued using push-down accounting as a result of the Merger.

DP&L	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2018	2019	2020	2021	2022	Thereafter	2017	2017
Long-term debt (a)
Variable-rate debt	$4.5	$4.4	$204.4	$4.4	$422.7	$—	$640.4	$640.6

Average interest rate	4.6%	4.6%	2.0%	4.6%	4.6%	—%

Fixed-rate debt	$0.1	$0.2	$0.2	$0.2	$0.2	$17.1	18.0	17.8

Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.2%

Total							$658.4	$658.4

(a)	Amounts exclude immaterial capital lease obligations

Long-term debt interest rate risk sensitivity analysis
Our estimate of market risk exposure is presented for our fixed-rate and variable-rate debt at December 31, 2017 and 2016 for which an immediate adverse market movement causes a potential material effect on our financial condition, results of operations, or the fair value of the debt. We believe that the adverse market movement represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. At December 31, 2017 and 2016, we did not hold any market risk sensitive instruments which were entered into for trading purposes.

Principal value and fair value of debt with one percent interest rate risk

DPL
$ in millions	Principal amount at December 31, 2017	Fair value at December 31, 2017	One Percent Interest Rate Risk	Principal amount at December 31, 2016	Fair value at December 31, 2016	One Percent Interest Rate Risk
Long-term debt (a)
Variable-rate debt(c)	$710.6	$710.6	$7.1	$570.0	$570.0	$5.7

Fixed-rate debt (b)	1,013.4	1,108.7	10.1	1,313.6	1,337.7	13.1

Total	$1,724.0	$1,819.3	$17.2	$1,883.6	$1,907.7	$18.8

(a)	Amounts exclude immaterial capital lease obligations

(b)
In 2016, fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DPL's Consolidated Financial Statements.

DP&L
$ in millions	Principal amount at December 31, 2017	Fair value at December 31, 2017	One Percent Interest Rate Risk	Principal amount at December 31, 2016	Fair value at December 31, 2016	One Percent Interest Rate Risk
Long-term debt (a)
Variable-rate debt	$640.6	$640.6	$6.4	$445.0	$445.0	$4.5

Fixed-rate debt (b)	17.8	17.8	0.2	318.0	318.5	3.2

Total	$658.4	$658.4	$6.6	$763.0	$763.5	$7.7

(a)	Amounts exclude immaterial capital lease obligations

(b)
In 2016, fixed-rate debt includes $200.0 million DP&L Tax-exempt First Mortgage Bonds that have been hedged, per discussion above. See Note 6 – Derivative Instruments and Hedging Activities of Notes to DP&L's Consolidated Financial Statements.

DPL’s debt is comprised of both fixed-rate debt and variable-rate debt. In regard to fixed rate debt, the interest rate risk with respect to DPL’s long-term debt primarily relates to the potential impact a decrease of one percentage point in interest rates has on the fair value of DPL’s $1,108.7 million of fixed-rate debt and not on DPL’s financial condition or results of operations. On the variable-rate debt, the interest rate risk with respect to DPL’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DPL’s results of operations related to DPL’s $710.6 million variable-rate long-term debt outstanding at December 31, 2017.

DP&L’s interest rate risk with respect to DP&L’s long-term debt primarily relates to the potential impact a decrease in interest rates of one percentage point has on the fair value of DP&L’s $17.8 million of fixed-rate debt and not on DP&L’s financial condition or DP&L’s results of operations. On the variable-rate debt, the interest rate risk with respect to DP&L’s long-term debt represents the potential impact an increase of one percentage point in the interest rate has on DP&L’s results of operations related to DP&L’s $640.6 million variable-rate long-term debt outstanding at December 31, 2017.

Equity price risk
At December 31, 2017, approximately 35% of the defined benefit pension plan assets were comprised of investments in equity securities and 65% related to investments in fixed income securities, cash and cash equivalents, and alternative investments. The equity securities are carried at their market value of approximately $124.5 million at December 31, 2017. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $12.5 million reduction in fair value at December 31, 2017 and approximately a $1.8 million increase to the 2018 pension expense.

Credit risk
Credit risk is the risk of an obligor's failure to meet the terms of any investment contract, loan agreement or otherwise perform as agreed. Credit risk arises from all activities in which success depends on issuer, borrower or counterparty performance, whether reflected on or off the balance sheet. We limit our credit risk by assessing the creditworthiness of potential counterparties before entering into transactions with them and continue to evaluate their creditworthiness after transactions have been originated. We use the three leading corporate credit rating agencies and other current market-based qualitative and quantitative data to assess the financial strength of counterparties on an ongoing basis. We may require various forms of credit assurance from counterparties to mitigate credit risk.

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

FINANCIAL STATEMENTS

DPL INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our December 31, 2017 and 2016 audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America and our December 31, 2015 audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
February 26, 2018

DPL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Years ended December 31,
$ in millions	2017	2016	2015
Revenues	$1,236.9	$1,427.3	$1,612.8

Cost of revenues:
Net fuel cost	210.3	268.8	259.8
Net purchased power cost	339.2	417.4	562.6
Total cost of revenues	549.5	686.2	822.4

Gross margin	687.4	741.1	790.4

Operating expenses:
Operation and maintenance	327.6	348.1	361.3
Depreciation and amortization	106.9	132.3	134.6
General taxes	89.7	85.7	87.0
Goodwill impairment (Note 7)	—	—	317.0
Fixed-asset impairment (Note 15)	175.8	859.0	—
Other, net (Note 2)	(6.6)	(0.1)	0.4
Total operating expenses	693.4	1,425.0	900.3

Operating loss	(6.0)	(683.9)	(109.9)

Other income / (expense), net
Investment income	0.3	0.4	0.2
Interest expense	(110.1)	(107.7)	(119.8)
Charge for early redemption of debt	(3.3)	(3.1)	(2.1)
Other income / (expense)	(0.8)	1.0	0.2
Other expense, net	(113.9)	(109.4)	(121.5)

Loss from continuing operations before income tax	(119.9)	(793.3)	(231.4)

Income tax expense / (benefit) from continuing operations	(25.3)	(278.8)	20.0

Net loss from continuing operations	(94.6)	(514.5)	(251.4)

Discontinued operations (Note 16)
Income / (loss) from discontinued operations	—	(0.7)	11.4
Gain from disposal of discontinued operations	—	49.2	—
Income tax expense / (benefit) from discontinued operations	—	19.2	(1.0)
Net income from discontinued operations	—	29.3	12.4

Net loss	$(94.6)	$(485.2)	$(239.0)

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
	Years ended December 31,
$ in millions	2017	2016	2015
Net loss	$(94.6)	$(485.2)	$(239.0)
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit / (expense) of ($0.2), ($0.1) and $0.1 for each respective period	0.5	0.2	(0.1)
Reclassification to earnings, net of income tax benefit / (expense) of $0.0, $0.0 and $0.0 for each respective period	(0.1)	—	—
Net change in fair value of available-for-sale securities	0.4	0.2	(0.1)
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of ($5.3), ($8.8) and ($10.3) for each respective period	9.6	16.1	18.2
Reclassification to earnings, net of income tax benefit / (expense) of $4.4, $16.7 and $5.4 for each respective period	(8.0)	(29.7)	(10.0)
Net change in fair value of derivatives	1.6	(13.6)	8.2
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit / (expense) of $0.4, $0.0 and $0.0 for each respective period	(0.7)	—	—
Net gain / (loss) for the period, net of income tax benefit / (expense) of $1.1, $2.4 and ($1.2) for each respective period	(1.8)	(4.7)	1.6
Reclassification to earnings, net of income tax benefit / (expense) of ($0.5), ($0.6) and ($0.2) for each respective period	1.0	1.0	0.2
Net change in unfunded pension and postretirement obligations	(1.5)	(3.7)	1.8

Other comprehensive income / (loss)	0.5	(17.1)	9.9

Net comprehensive loss	$(94.1)	$(502.3)	$(229.1)

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED BALANCE SHEETS
$ in millions	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$24.5	$54.6
Restricted cash	1.9	29.0
Accounts receivable, net (Note 2)	98.7	135.1
Inventories (Note 2)	24.5	77.2
Taxes applicable to subsequent years	73.8	81.0
Regulatory assets, current (Note 3)	23.9	0.1
Other prepayments and current assets	27.9	31.8
Assets held-for-sale - current (Note 17)	250.3	—
Total current assets	525.5	408.8

Property, plant and equipment:
Property, plant and equipment	1,554.7	1,985.6
Less: Accumulated depreciation and amortization	(278.6)	(334.8)
	1,276.1	1,650.8
Construction work in process	48.8	116.4
Total net property, plant and equipment	1,324.9	1,767.2
Other non-current assets:
Regulatory assets, non-current (Note 3)	163.2	203.9
Intangible assets, net of amortization	21.1	22.7
Other deferred assets	14.5	16.6
Total other non-current assets	198.8	243.2

Total Assets	$2,049.2	$2,419.2

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion - long-term debt (Note 8)	$4.7	$29.7
Short-term debt	10.0	—
Accounts payable	70.1	113.9
Accrued taxes	80.0	185.1
Accrued interest	16.4	17.7
Customer security deposits	21.8	15.2
Regulatory liabilities, current (Note 3)	14.8	33.7
Insurance and claims costs	3.0	5.4
Other current liabilities	42.8	50.2
Liabilities held-for-sale - current (Note 17)	13.2	—
Total current liabilities	276.8	450.9
Non-current liabilities:
Long-term debt (Note 8)	1,700.4	1,828.7
Deferred taxes (Note 9)	111.2	252.4
Taxes payable	77.4	84.6
Regulatory liabilities, non-current (Note 3)	221.2	130.4
Pension, retiree and other benefits (Note 10)	101.0	101.6
Asset retirement obligations	131.2	138.8
Other deferred credits	14.3	19.4
Total non-current liabilities	2,356.7	2,555.9

Commitments and contingencies (Note 12)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2017 and 2016	—	—
Other paid-in capital	2,330.4	2,233.0
Accumulated other comprehensive income	0.8	0.3
Accumulated deficit	(2,915.5)	(2,820.9)
Total common shareholder's deficit:	(584.3)	(587.6)

Total Liabilities and Shareholder's Equity	$2,049.2	$2,419.2
See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
$ in millions	2017	2016	2015
Cash flows from operating activities:
Net loss	$(94.6)	$(485.2)	$(239.0)
Adjustments to reconcile Net loss to Net cash from operating activities
Depreciation and amortization	106.9	132.3	138.8
Amortization of debt market value adjustments	0.1	0.1	(1.1)
Amortization of deferred financing costs	3.6	5.6	5.9
Unrealized (gain) / loss on derivatives	(1.7)	(4.3)	5.8
Deferred income taxes	(22.2)	(306.2)	(17.1)
Charge for early redemption of debt	3.3	3.1	2.1
Goodwill impairment	—	—	317.0
Fixed-asset impairment	175.8	859.0	—
Loss / (Gain) on asset disposal	2.2	(49.2)	0.4
Changes in certain assets and liabilities:
Accounts receivable	16.8	24.2	43.4
Inventories	7.7	32.0	(9.0)
Prepaid taxes	—	0.2	(1.3)
Taxes applicable to subsequent years	2.3	0.2	(3.4)
Deferred regulatory costs, net	(23.7)	4.1	21.8
Accounts payable	(35.0)	16.5	(5.1)
Accrued taxes payable	(3.7)	45.1	43.8
Accrued interest payable	(1.3)	(3.7)	(5.7)
Pension, retiree and other benefits	4.5	8.6	(0.7)
Unamortized investment tax credit	(0.3)	(0.4)	(0.5)
Insurance and claims costs	(2.4)	(0.5)	(0.5)
Other	(6.6)	(14.4)	12.9
Net cash provided by operating activities	131.7	267.1	308.5
Cash flows from investing activities:
Capital expenditures	(121.5)	(148.5)	(137.2)
Proceeds from sale of business	70.1	75.5	1.3
Insurance proceeds	12.3	6.3	—
Purchase of renewable energy credits	(0.6)	(0.4)	(0.8)
Decrease / (increase) in restricted cash	27.1	(11.8)	(0.4)
Other investing activities, net	0.4	1.1	0.4
Net cash used in investing activities	(12.2)	(77.8)	(136.7)
Cash flows from financing activities:
Payments of deferred financing costs	—	(8.6)	(6.9)
Redemption of preferred stock	—	(23.5)	—
Retirement of debt	(159.5)	(577.8)	(474.5)
Issuance of long-term debt, net of discount	—	442.8	325.0
Borrowings from revolving credit facilities	102.5	15.0	80.0
Repayment of borrowings from revolving credit facilities	(92.5)	(15.0)	(80.0)
Other financing activities, net	(0.1)	—	—
Net cash used in financing activities	(149.6)	(167.1)	(156.4)
Cash and cash equivalents:
Net increase / (decrease) in cash	(30.1)	22.2	15.4
Balance at beginning of year	54.6	32.4	17.0
Cash and cash equivalents at end of year	$24.5	$54.6	$32.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$105.2	$103.8	$111.6
Income taxes paid / (refunded), net	$—	$0.3	$0.8
Non-cash financing and investing activities:
Accruals for capital expenditures	$12.9	$16.2	$18.6
Non-cash capital contribution	$97.1	$—	$—

See Notes to Consolidated Financial Statements.

DPL INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated deficit	Total
Beginning balance	1	$—	$2,237.4	$7.5	$(2,096.7)	$148.2
Year ended December 31, 2015
Net comprehensive loss				9.9	(239.0)	(229.1)
Other			0.3			0.3
Ending balance	1	—	2,237.7	17.4	(2,335.7)	(80.6)
Year ended December 31, 2016
Net comprehensive loss				(17.1)	(485.2)	(502.3)
Other (b)			(4.7)			(4.7)
Ending balance	1	—	2,233.0	0.3	(2,820.9)	(587.6)
Year ended December 31, 2017
Net comprehensive loss				0.5	(94.6)	(94.1)
Other (c)			97.4			97.4
Ending balance	1	$—	$2,330.4	$0.8	$(2,915.5)	$(584.3)

(a)	1,500 shares authorized.

(b)	Includes $5.1 million charged to Other paid-in capital for the redemption of the DP&L preferred shares. See Note 11 – Equity.

(c)	Includes a $97.1 million tax sharing payable to AES conversion to contributed capital, as DP&L's 2017 ESP restricts tax sharing payments to AES during the term of the ESP. See Note 9 – Income Taxes.

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2017, 2016 and 2015

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

DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 521,000 customers located in West Central Ohio. DP&L is required to procure and provide retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Since January 2016, DP&L has been sourcing 100% of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in five coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Also, Stuart Station Unit 1 was retired on October 1, 2017. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market.

DPLER was sold by DPL on January 1, 2016. DPLER sold competitive retail electric service, under contract, to residential, commercial and industrial customers. DPLER did not own any transmission or generation assets, and it purchased all of its electric energy from DP&L to meet its sales obligations. See Note 16 – Discontinued Operations for more information.

DPL’s other significant subsidiaries include AES Ohio Generation, which owns and operates coal-fired and peaking generating facilities from which it makes wholesale sales of electricity, and MVIC, our captive insurance company that provides insurance services to us and our other subsidiaries. DPL wholly owns each of its subsidiaries.

On December 8, 2017, AES Ohio Generation completed the sale of the Miami Fort and Zimmer stations to subsidiaries of Dynegy in accordance with an asset purchase agreement dated April 21, 2017. In addition, on December 15, 2017, AES Ohio Generation entered into an asset purchase agreement for the sale of its Peaker assets to Kimura Power, LLC.

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

DPL and its subsidiaries employed 1,060 people at January 31, 2018, of which 660 were employed by DP&L. Approximately 60% of all DPL employees are under a collective bargaining agreement. The current agreement, after initially being extended, expired on January 31, 2018. Under national labor law, all the terms and conditions of the expired agreement continue indefinitely, with a few exceptions. Notably, the union has the right to strike and

DP&L and AES Ohio Generation each have the right to lock out employees. We are continuing to negotiate with the union to enter into a new collective bargaining agreement. Currently, we are unable to predict the eventual outcome of these negotiations and have contingency plans to continue our operations. If we are not able to reach an agreement on terms favorable to us or to effectively implement our plans in the event that agreement is not reached, our results of operations, financial position and cash flows could be adversely impacted.

Financial Statement Presentation
We prepare Consolidated Financial Statements for DPL. DPL’s Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.

AES Ohio Generation's undivided ownership interests in certain coal-fired generating stations are included in the financial statements at amortized cost, net of subsequent impairments. Operating revenues and expenses are included on a pro rata basis in the corresponding lines in the Consolidated Statement of Operations.

DP&L has undivided ownership interests in numerous transmission facilities. These undivided interests in jointly-owned facilities are accounted for on a pro rata basis in the Consolidated Financial Statements.

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

Revenue Recognition
Revenues are recognized from retail and wholesale electricity sales and electricity transmission and distribution delivery services. We consider revenue realized, or realizable, and earned when persuasive evidence of an arrangement exists, the products or services have been provided to the customer, the sales price is fixed or determinable, and collection is reasonably assured. Energy sales to customers are based on the reading of their meters that occurs on a systematic basis throughout the month. We recognize the revenues on our Consolidated Statements of Operations using an accrual method for retail and other energy sales that have not yet been billed, but where electricity has been consumed. This is termed “unbilled revenues” and is a widely recognized and accepted practice for utilities. At the end of each month, unbilled revenues are determined by the estimation of unbilled energy provided to customers since the date of the last meter reading, estimated line losses, the assignment of unbilled energy provided to customer classes and the average rate per customer class.

All of the power produced at the generation stations is sold to an RTO. We record expenses when purchased electricity is received and when expenses are incurred, with the exception of the ineffective portion of certain power purchase contracts that are derivatives and qualify for hedge accounting. We also have certain derivative contracts that do not qualify for hedge accounting, and their unrealized gains or losses are recorded prior to the receipt of electricity.

Allowance for Uncollectible Accounts
We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collections efforts have been exhausted.

Property, Plant and Equipment
We record our ownership share of our undivided interest in jointly-held stations as an asset in property, plant and equipment. New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. For non-regulated property, cost also includes capitalized interest. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $2.3 million, $2.8 million and $2.0 million in the years ended December 31, 2017, 2016 and 2015, respectively.

For unregulated generation property, cost includes direct labor and material, allocable overhead expenses and interest capitalized during construction per the provisions of GAAP related to the accounting for capitalized interest.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable. See Note 15 – Fixed-asset Impairments for more information.

Repairs and Maintenance
Costs associated with maintenance activities, primarily power station outages, are recognized at the time the work is performed. These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 5.0% in 2017, 6.1% in 2016 and 4.4% in 2015. Depreciation expense was $100.1 million, $124.6 million and $125.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Regulatory Accounting
As a regulated utility, DP&L applies the provisions of FASC 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that DP&L expects to incur in the future.

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

Inventories
Inventories are carried at average cost, net of reserves, and include coal, limestone, oil and gas used for electric generation, and materials and supplies used for utility operations.

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

Software is amortized over seven years. Amortization expense was $6.8 million, $7.7 million and $9.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated amortization expense of this internal-use software over the next five years is $17.2 million ($7.2 million in 2018, $4.2 million in 2019, $2.7 million in 2020, $1.7 million in 2021 and $1.4 million in 2022).

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

Held-for-sale Businesses
A business classified as held-for-sale is reflected on the balance sheet at the lower of its carrying amount or estimated fair value less cost to sell. A loss is recognized if the carrying amount of the business exceeds its estimated fair value less cost to sell. This loss is limited to the carrying value of long lived assets until the completion of the sale, at which point, any additional loss is recognized. If the fair value of the business subsequently exceeds the carrying amount while the business is still held-for-sale, any impairment expense previously recognized will be reversed up to the lower of the previously recognized expense or the subsequent excess.

Assets and liabilities related to a business classified as held-for-sale are segregated in the current balance sheet in the period in which the business is classified as held-for-sale. Assets and liabilities of held-for-sale businesses are classified as current when they are expected to be disposed of within twelve months. Transactions between the business held-for-sale and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. See Note 17 – Assets and Liabilities Held-For-Sale and Dispositions for further information.

Discontinued Operations
Discontinued operations reporting occurs only when the disposal of a business or a group of businesses represents a strategic shift that has (or will have) a major effect on our operations and financial results. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the statement of operations and balance sheet are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing and financing activities on the face of the Statements of Cash Flows.

Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value. See Note 16 – Discontinued Operations for further information.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts for the years ended December 31, 2017, 2016 and 2015, were $49.4 million, $50.9 million and $49.9 million, respectively.

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The nature of the restrictions includes restrictions imposed by agreements related to deposits held as collateral and cash collected under the DMR which is restricted to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.

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

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us, our subsidiaries and, in some cases, our partners in commonly-owned facilities we operate, for workers’ compensation, general liability, and property damage on an ongoing basis. Insurance and Claims Costs on DPL’s Consolidated Balance Sheets associated with MVIC include estimated liabilities of approximately $3.0 million and $5.4 million at December 31, 2017 and 2016, respectively. DPL has estimated liabilities for medical, life, disability, and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $11.9 million and $10.9 million at December 31, 2017 and 2016, respectively, within Other current liabilities and Other deferred credits on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits
We recognize in our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes in the funded status, that would otherwise be recognized in AOCI, recorded as a regulatory asset as this can be recovered through future rates. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

We account for and disclose pension and postretirement benefits in accordance with the provisions of GAAP relating to the accounting for pension and other postretirement plans. These GAAP provisions require the use of assumptions, such as the discount rate for liabilities and long-term rate of return on assets, in determining the obligations, annual cost and funding requirements of the plans. Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

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

See Note 13 – Related Party Transactions for more information on Related Party Transactions.

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.3 million and $0.3 million at December 31, 2017 and 2016, respectively, is included in Other deferred assets within Other noncurrent assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2017 and December 31, 2016, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 8 – Debt for additional information.

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

New Accounting Standards Issued But Not Yet Effective
2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity, and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item.
Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization for the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	This standard changes the presentation of non-service cost associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.	January 1, 2018.
We expect the adoption of this standard to result in a reclassification of non-service pension costs from Operating expenses to Other expense of $1.9 million and $1.8 million in 2017 and 2016, respectively.

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
Transition method: retrospective.
January 1, 2018
We expect the adoption of this standard to result in a reclassification from "Net cash used in investing activities" to "Net increase / (decrease) in cash" of $27.1 million and ($11.8) million in 2017 and 2016, respectively.

2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost to an expected loss model rather than an incurred loss model. It also allows for the presentation of credit losses on available-for-sale debt securities as an allowance rather than a write down.
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-02, Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018.	We will adopt the standards on January 1, 2018; see below for the evaluation of the impact of its adoption on the consolidated financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard replaces most existing revenue recognition guidance in GAAP.

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

We are assessing the standard on a contract-by-contract basis applying the interpretations reached during 2017 on key issues. This includes the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. Additionally, we have been working on the application of the standard to contracts that are under the scope of Service Concession Arrangements (Topic 853) and assessing the gross versus net presentation for spot energy sale and purchases. Through this assessment to date, we have not identified any situations where revenue recognized under FASC 606 could differ from that recognized under FASC 605 or where the presentation of sales to and purchases from the spot markets will change. Given the limited impact, we expect to use the modified retrospective approach.

We are continuing to work with various non-authoritative industry groups and continue to monitor the FASB and Transition Resource Group activity as we finalize our accounting policy on these and other industry-specific interpretive issues.

ASU 2016-02 and its subsequent corresponding updates require lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For Lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.

The standard requires modified retrospective adoption at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB proposed amending the standard to give another option for transition. The proposed transition method would allow entities to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption. Under the proposed transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and entities can elect to use hindsight when assessing the impairment of right-of-use assets.

We have established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the identification and selection of a lease accounting system that would support the implementation and the subsequent accounting. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

As we have preliminarily concluded that at transition we would be using the package of practical expedients, the main impact expected as of the effective date is the recognition of the right to use asset and the related liability in the financial statements for all those contracts that contain a lease and for which we are the lessee. However, income statement presentation and the expense recognition pattern is not expected to change.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of today's real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to FASC 842, the lease receivable does not include variable payments that depend on the use of the asset (e.g. Mwh produced by a facility). Therefore, the lease receivable could be lower than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying is recognized as a selling loss at lease commencement. We are assessing situations for which this guidance would apply.

Note 2 – Supplemental Financial Information

	December 31,
$ in millions	2017	2016
Accounts receivable, net
Unbilled revenue	$18.0	$43.0
Customer receivables	57.8	73.9
Amounts due from partners in jointly-owned stations	19.1	12.7
Other	4.9	6.7
Provisions for uncollectible accounts	(1.1)	(1.2)
Total accounts receivable, net	$98.7	$135.1

Inventories, at average cost
Fuel and limestone	$15.5	$38.9
Plant materials and supplies	8.5	36.6
Other	0.5	1.7
Total inventories, at average cost	$24.5	$77.2

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2017, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2017	2016	2015
Gains and losses on Available-for-sale securities activity (Note 5):
	Other deductions	$(0.1)	$—	$—
	Income tax expense / (benefit) from continuing operations	—	—	—
	Net of income taxes	(0.1)	—	—

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(1.0)	(1.0)	(1.1)
	Revenues	(15.2)	(55.3)	(18.7)
	Net purchased power cost	3.8	9.9	4.4
	Total before income taxes	(12.4)	(46.4)	(15.4)
	Income tax expense / (benefit) from continuing operations	4.4	16.7	5.4
	Net of income taxes	(8.0)	(29.7)	(10.0)

Amortization of defined benefit pension items (Note 10):
	Operation and maintenance	1.5	1.6	0.4
	Income tax expense / (benefit) from continuing operations	(0.5)	(0.6)	(0.2)
	Net of income taxes	1.0	1.0	0.2

Total reclassifications for the period, net of income taxes		$(7.1)	$(28.7)	$(9.8)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2017 and 2016 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at December 31, 2015	$0.4	$26.7	$(9.7)	$17.4

Other comprehensive income / (loss) before reclassifications	0.2	16.1	(4.7)	11.6
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(29.7)	1.0	(28.7)
Net current period other comprehensive income / (loss)	0.2	(13.6)	(3.7)	(17.1)

Balance at December 31, 2016	0.6	13.1	(13.4)	0.3

Other comprehensive income / (loss) before reclassifications	0.5	9.6	(2.5)	7.6
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(8.0)	1.0	(7.1)
Net current period other comprehensive income / (loss)	0.4	1.6	(1.5)	0.5

Balance at December 31, 2017	$1.0	$14.7	$(14.9)	$0.8

Operating expenses - other
Operating expenses - other generally includes gains or losses on asset sales or dispositions, insurance recoveries, gains or losses on the sale of businesses and other expense or income from miscellaneous transactions. The components are summarized as follows:

	Years ended December 31,
$ in millions	2017	2016	2015
Write-off of plant materials and supplies inventories	$16.2	$—	$—
Gain on sale of business	(14.0)	—	—
Insurance recoveries	(8.7)	(0.7)	—
Loss / (gain) on disposition of property	—	(0.1)	0.4
Other	(0.1)	0.7	—
Net other expense / (income)	$(6.6)	$(0.1)	$0.4

Note 3 – Regulatory Matters

In January 2017, DP&L filed a settlement in its 2017 ESP case and filed an amended stipulation on March 13, 2017, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The 2017 ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure with an option for DP&L to file for an extension of the rider for an additional two years in an amount subject to approval by the PUCO;

•
The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which is to be established in a separate DP&L distribution rate case;

•
A non-bypassable Reconciliation Rider permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s investment in OVEC and DP&L's OVEC related costs;

•
Implementation by DP&L of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing, rates, riders and competitive retail market enhancements, with tariffs consistent with the order. These riders became effective November 1, 2017;

•	A commitment to commence a sale process to sell our ownership interests in the Miami Fort, Zimmer and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L;

•
Restrictions on DPL making dividend or tax sharing payments and an obligation to convert then existing tax payments owed by DPL to AES into equity investments in DPL. See Note 9 – Income Taxes and Note 11 – Equity for more information on the tax sharing payment restrictions; and

•	Various other riders and competitive retail market enhancements.

In connection with any sale or closure of our generation plants, DPL expects to incur certain cash and non-cash charges, some or all of which could be material to the business and financial condition of DPL.

As part of the normal review and approval process, the PUCO‘s order approving the 2017 ESP settlement is subject to rehearing requests. Several parties, including DP&L, applied for a rehearing. Those rehearing applications are still pending.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. The 2017 ESP maintains DP&L’s return on equity SEET threshold at 12% and provides that DMR amounts are excluded from the SEET calculation. A stipulation was reached with the PUCO staff agreeing that DP&L did not exceed the SEET threshold for 2015, which was approved by the PUCO on September 6, 2017. On May 15, 2017, DP&L filed its application to demonstrate that it did not have significantly excessive earnings for calendar year 2016. That case is still pending. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows.

The DOE issued a Notice of Proposed Rule Making on September 29, 2017, which directed the FERC to exercise its authority to set just and reasonable rates that recognize the “resiliency” value provided by generation plants with certain characteristics, including having 90-days or more of on-site fuel and operating in markets where they do not receive rate base treatment through state ratemaking. Nuclear and coal-fired generation plants would have been most likely to be able to meet the requirements. As proposed, the DOE would value resiliency through rates that recover “compensable costs” that were defined to include the recovery of operating and fuel expenses, debt service and a fair return on equity. On January 8, 2018, the FERC issued an order terminating this docket stating that it failed to satisfy the legal requirements of Section 206 of the Federal Power Act of 1935. The FERC initiated a new docket to take additional steps to explore resilience issues in RTOs/ISOs. The goal of this new proceeding is to: (1) develop a common understanding among the FERC, State Commissions, RTOs, transmission owners, and others as to what resilience of the bulk power system means and requires; (2) understand how each RTO and ISO assesses resilience in its geographic footprint; and (3) use this information to evaluate whether additional action regarding resilience is appropriate at this time. We are not able at this time to predict the impact of this proceeding on our business, financial condition or results of operations.

Impact of tax reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the ESP, DPL will not make tax sharing payments and if DP&L's rates are reduced as a result of the TCJA, our cash flows could be adversely affected. It is too early to determine whether this proceeding may have a material impact on DP&L's business, financial condition or results of operations.

Regulatory assets and liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $187.1 million and $204.0 million at December 31, 2017 and 2016, respectively, and total regulatory liabilities of $236.0 million and $164.1 million at December 31, 2017 and 2016, respectively. Regulatory assets and liabilities are classified as current or non-

current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2017	2016
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2018	$23.9	$0.1
Total regulatory assets, current			23.9	0.1

Regulatory assets, non-current:
Pension benefits	B	Ongoing	92.4	97.6
Deferred recoverable income taxes	B/C	Ongoing	—	35.9
Unrecovered OVEC charges	D	Undetermined	27.8	21.0
Fuel costs	B	2020	9.3	15.4
Regulatory compliance costs	B	2020	9.2	12.4
Rate case costs	B	Undetermined	8.1	6.3
Smart grid and AMI costs	B	Undetermined	7.3	7.3
Unamortized loss on reacquired debt	B	Various	7.0	8.0
Deferred storm costs	A	Undetermined	2.1	—
Total regulatory assets, non-current			163.2	203.9

Total regulatory assets			$187.1	$204.0

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2018	$14.8	$33.7
Total regulatory liabilities, current			14.8	33.7
Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	132.8	126.5
Deferred income taxes payable through rates		Various	83.4	—
Postretirement benefits	B	Ongoing	5.0	3.9
Total regulatory liabilities, non-current			221.2	130.4

Total regulatory liabilities			$236.0	$164.1

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Balance has an offsetting liability resulting in no effect on rate base.
D – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. DP&L is earning a return on $12.5 million of this deferral. These items include undercollection of: (i) Distribution Modernization Rider revenues, (ii) certain transmission related costs, and (iii) declines in net revenues resulting from implementation of energy efficiency programs. It also includes the current portion of the following deferred costs which are described in greater detail below: unbilled fuel, Regulatory Compliance Rider costs and deferred storm costs. As current liabilities, this includes overcollection of: (i) competitive bidding energy and auction costs, (ii) energy efficiency program costs, (iii) alternative energy rider, (iv) economic development rider and (v) uncollectible rider.

Pension benefits represent the qualifying FASC 715 “Compensation - Retirement Benefits” costs of our regulated operations that for ratemaking purposes are deferred for future recovery. We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. This regulatory asset represents the regulated portion that would otherwise be charged as a loss to OCI. As per PUCO and FERC precedents, these costs are probable of future rate recovery.

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through DP&L’s fuel rider from October 2014 through October 2017. DP&L expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, such costs are being recovered through DP&L’s Reconciliation Rider which was authorized as part of the 2017 ESP.

Fuel costs represent unrecovered fuel costs related to DP&L’s fuel rider from 2010 through 2015 resulting from a declining SSO customer base. DP&L was granted recovery of these costs without a return through the SSO as approved in the 2017 ESP. These costs are being recovered over the three-year period that began November 1, 2017.

Regulatory compliance costs represent the long-term portion of the regulatory compliance rider which was established by the 2017 ESP to recover the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. The majority of these costs are being recovered over the three-years beginning November 1, 2017. Recovery of a small portion of the Generation Separation costs, including ongoing costs, will be sought in a future proceeding.

Rate case costs represents costs associated with preparing a distribution rate case and ESP. DP&L has requested recovery of these costs which do not earn a return, as part of its pending distribution rate case filing.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. On October 19, 2010, DP&L elected to withdraw its case pertaining to the Smart Grid and AMI programs. The PUCO accepted the withdrawal in an order issued on January 5, 2011. The PUCO also indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. This plan is currently under development and we plan to seek recovery of these deferred costs, which currently do not earn a return, in a regulatory rate proceeding in the near future. Based on PUCO precedent, we believe these costs are probable of future recovery in rates.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2016 and 2017. The 2017 ESP granted DP&L approval to establish a rider by which to seek recovery of these types of costs with a return. DP&L filed to recover 2016 storm costs on February 2, 2018 and expects to file to recover 2017 costs later in 2018. Recovery of these costs is probable by 2019, but not certain.

Estimated costs of removal - regulated property reflect an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

Deferred income taxes payable to customers represent deferred income tax assets recognized from the normalization of flow-through items as the result of taxes previously charged to customers. A deferred income tax asset or liability is created from a difference in income recognition between tax laws and accounting methods. As a regulated utility, DP&L includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets. The 2016 regulatory asset of $35.9 million represents the portion of DP&L’s deferred income tax asset that we believed would be recovered through future rates, without interest, based upon established regulatory practices. That 2016 asset was based upon an expected future federal income tax rate of 35%. On December 22, 2017, the TCJA was signed, which includes a provision to, among other things, reduce the federal corporate income tax rate to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, DP&L remeasured their deferred income tax assets and liabilities using the new expected tax rate. DP&L believes that the portion of the reduction in the net deferred tax liability which is related to deferred taxes considered in ratemaking will be used in future ratemaking to reduce jurisdictional retail rates. Accordingly, the related regulatory asset became a $83.4 million regulatory liability.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$242.7	4.0%	$247.3	3.9%
Distribution	1,197.5	4.9%	1,141.1	4.7%
General	13.7	7.1%	13.7	7.4%
Non-depreciable	64.7	N/A	63.5	N/A
Total regulated	1,518.6		1,465.6
Unregulated:
Production / Generation	10.9	63.2%	483.2	11.7%
Other	19.4	7.0%	17.0	8.0%
Non-depreciable	5.8	N/A	19.8	N/A
Total unregulated	36.1		520.0

Total property, plant and equipment in service	$1,554.7	5.0%	$1,985.6	6.1%

Coal-fired facilities
DPL and certain other Ohio utilities have undivided ownership interests in three coal-fired electric generating facilities and numerous transmission facilities. Certain expenses, primarily fuel costs for the generating units, are allocated to the owners based on their energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DPL’s share of the operations of such facilities is included within the corresponding line in the Consolidated Statements of Operations, and DPL’s share of the investment in the facilities is included within Total net property, plant and equipment in the Consolidated Balance Sheets. Each joint owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

DPL’s undivided ownership interest in such facilities at December 31, 2017, is as follows:

	DPL Share		DPL Carrying Value
	Ownership (%)	Summer Production Capacity (MW)	Gross Plant In Service ($ in millions)	Accumulated Depreciation ($ in millions)	Construction Work in Process ($ in millions)
Jointly-owned production units
Conesville - Unit 4	16.5	129	$0.7	$0.7	$1.9
Killen - Unit 2	67.0	402	9.6	8.2	—
Stuart - Units 2 through 4	35.0	606	1.8	1.8	—
Transmission (at varying percentages)			45.6	13.3	—
Total		1,137	$57.7	$24.0	$1.9

Each of the above generating units has SCR and FGD equipment installed.

On January 10, 2017, a high-pressure feedwater heater shell failed on Unit 1 at the J.M. Stuart station. The unit was retired on October 1, 2017. Accordingly, DPL's 202 MWs of capacity associated with Stuart Unit 1 have been removed from the table above.

DPL announced during 2017 that it plans on retiring the co-owned Stuart Station coal-fired and diesel-fired generating units and the co-owned Killen Station coal-fired generating unit and combustion turbine on or before June 1, 2018, and the co-owners of these facilities agreed with this plan of retirement.

On December 8, 2017, AES Ohio Generation completed the sale of the Miami Fort and Zimmer EGUs.

In the fourth quarter of 2017, DPL entered into an agreement to sell its Peaker assets. See Note 17 – Assets and Liabilities Held-For-Sale and Dispositions for more information.

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

Changes in the Liability for Generation AROs

$ in millions
Balance at December 31, 2015	$65.9
Calendar 2016
Additions	70.2
Accretion expense	2.7
Settlements	—
Balance at December 31, 2016	138.8
Calendar 2017
Additions	0.1
Revisions to cash flow and timing estimates	(6.3)
Accretion expense	3.7
Settlements	(0.1)
Reductions due to plants sold or held-for-sale	(5.0)
Balance at December 31, 2017	$131.2

See Note 5 – Fair Value for further discussion on ARO additions.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $132.8 million and $126.5 million in estimated costs of removal at December 31, 2017 and 2016, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

$ in millions
Balance at December 31, 2015	$121.8
Calendar 2016
Additions	11.7
Settlements	(7.0)
Balance at December 31, 2016	126.5
Calendar 2017
Additions	12.0
Settlements	(5.7)
Balance at December 31, 2017	$132.8

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2017 and 2016. See Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.4	$0.4
Equity securities	2.5	4.2	2.4	3.4
Debt securities	4.3	4.3	4.4	4.4
Hedge funds	0.1	0.2	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.3	$9.1	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$1,704.8	$1,819.3	$1,858.4	$1,907.7

(a)	Amounts exclude immaterial capital lease obligations

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.

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

DPL had $1.6 million ($1.0 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2017, and $1.0 million ($0.6 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2016.

During the year ended December 31, 2017, $0.9 million ($0.6 million after tax) of various investments were sold to facilitate the distribution of benefits. Over the next twelve months, an immaterial amount of unrealized gains is expected to be reversed to earnings.

The fair value of assets and liabilities at December 31, 2017 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2017 (a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.3	$0.3	$—	$—
Equity securities	4.2	—	4.2	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.2	—	0.2	—
Real estate	—	—	—	—
Tangible assets	0.1	—	0.1	—
Total Master trust assets	9.1	0.3	8.8	—
Derivative assets
Forward power contracts	10.8	—	10.8	—
Interest rate hedge	1.8	—	1.8	—
Natural gas	0.2	0.2	—	—
Total Derivative assets	12.8	0.2	12.6	—

Total assets	$21.9	$0.5	$21.4	$—

Liabilities
FTRs	$0.3	$—	$—	$0.3
Natural gas	0.1	0.1	—	—
Forward power contracts	14.9	—	14.9	—
Total derivative liabilities	15.3	0.1	14.9	0.3
Long-term debt (b)	1,819.3	—	1,801.5	17.8

Total liabilities	$1,834.6	$0.1	$1,816.4	$18.1

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations

The fair value of assets and liabilities at December 31, 2016 and the respective category within the fair value hierarchy for DPL was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2016 (a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—
Total Master trust assets	8.7	0.4	8.3	—
Derivative assets
Forward power contracts	19.5	—	19.5	—
Interest rate hedges	1.2	—	1.2	—
FTRs	0.1	—	—	0.1
Total derivative assets	20.8	—	20.7	0.1

Total assets	$29.5	$0.4	$29.0	$0.1

Liabilities
Interest rate hedges	$0.7	$—	$0.7	$—
Forward power contracts	28.5	—	26.0	2.5
Total derivative liabilities	29.2	—	26.7	2.5
Long-term debt (b)	1,907.7	—	1,889.7	18.0
Fair value per table above	$1,907.7

Total liabilities	$1,936.9	$—	$1,916.4	$20.5

(a)	Includes credit valuation adjustment

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

•
Level 2 inputs are used to value derivatives such as forward power contracts (which are traded on the OTC market, but which are valued using prices on the NYMEX for similar contracts on the OTC market). Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•
Level 3 inputs, such as financial transmission rights, are considered a Level 3 input because the monthly auctions are considered inactive. Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Approximately 98.7% of the inputs to the fair value of our derivative instruments are from quoted market prices.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for asbestos, ash ponds, underground storage tanks, and river structures decreased due to changes in our estimates of costs to be incurred by a net amount of $2.6 million ($1.7 million after tax) in 2017 and increased by a net amount of $72.9 million ($47.4 million after tax) in 2016 largely driven by the increases to the AROs for the Stuart and Killen plants discussed below. Increases to the AROs for the Stuart and Killen plants totaling $67.9 million ($44.1 million after tax) were recorded in 2016 to reflect revised estimated closure expenditures as well as plant closure dates that are earlier than previously forecast. Smaller changes were also recorded to the AROs for certain other plants to reflect changes in estimated closure costs. See Note 4 – Property, Plant and Equipment for more information about AROs.

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

The following table summarizes major categories of assets and liabilities measured at fair value on a nonrecurring basis during the period and their level within the fair value hierarchy:

	Measurement	Carrying	Fair Value			Gross
$ in millions	Date	Amount (c)	Level 1	Level 2	Level 3	Loss
Long-lived assets (a)
		Year ended December 31, 2017
AES Ohio Generation peakers	December 31, 2017	$346.9	$—	$—	$237.5	$109.4
Stuart	March 31, 2017	$42.4	$—	$—	$3.3	$39.1
Killen	March 31, 2017	$35.2	$—	$—	$7.9	27.3
						$175.8

		Year ended December 31, 2016
Killen	December 31, 2016	$118.2	$—	$—	$42.8	$75.4
Stuart	December 31, 2016	$285.9	$—	$—	$57.4	228.5
Miami Fort	December 31, 2016	$185.9	$—	$—	$36.5	149.4
Zimmer	December 31, 2016	$168.4	$—	$—	$23.7	144.7
Conesville	December 31, 2016	$25.0	$—	$—	$1.1	23.9
Hutchings peaking facilities	December 31, 2016	$3.2	$—	$—	$1.6	1.6
Killen	June 30, 2016	$315.1	$—	$—	$84.3	230.8
Certain peaking facilities	June 30, 2016	$9.9	$—	$—	$5.2	4.7
						$859.0

Goodwill (b)
		Year ended December 31, 2015
DP&L reporting unit	December 31, 2015	$317.0	$—	$—	$—	$317.0

(a)	See Note 15 – Fixed-asset Impairments for further information

(b)	See Note 7 – Goodwill for further information

(c)	Carrying amount at date of valuation

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the year ended December 31, 2017:

$ in millions	Measurement date	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Long-lived assets held and used:
		Year ended December 31, 2017
AES Ohio Generation peakers	December 31, 2017	$237.5	Discounted cash flow	Indicative offer price

Stuart	March 31, 2017	$3.3	Discounted cash flow	Pre-tax operating margin (through remaining life)	10.0%
				Weighted-average cost of capital	7.0%

Killen	March 31, 2017	$7.9	Discounted cash flow	Pre-tax operating margin (through remaining life)	22.0%
				Weighted-average cost of capital	7.0%

The following summarizes the significant unobservable inputs used in the Level 3 measurement on a non-recurring basis during the year ended December 31, 2016:

$ in millions	Measurement date	Fair value	Valuation technique	Unobservable input	Range (weighted average)
Long-lived assets held and used:
		Year ended December 31, 2016
Killen	December 31, 2016	$42.8	Discounted cash flow	Annual revenue growth	-14.2% to 2.9% (-8.0%)
				Annual pre-tax operating margin	-56.6% to 42.4% (-15.5%)
				Weighted-average cost of capital	10.0%

Stuart	December 31, 2016	$57.4	Discounted cash flow	Annual revenue growth	-11.9% to 1.1% (-4.7%)
				Annual pre-tax operating margin	-61.4% to 75.1% (8.0%)
				Weighted-average cost of capital	10.0%

Miami Fort	December 31, 2016	$36.5	Market value	Indicative offer price

Zimmer	December 31, 2016	$23.7	Market value	Indicative offer price

Conesville	December 31, 2016	$1.1	Discounted cash flow	Annual revenue growth	-19.3% to 10.9% (0.6%)
				Annual pre-tax operating margin	-54.3% to 99.4% (20.2%)
				Weighted-average cost of capital	N/A

Hutchings peaking facilities	December 31, 2016	$1.6	Discounted cash flow	Annual revenue growth	-19.5% to -25.9% (-0.7%)
				Annual pre-tax operating margin	-40.3% to 63.1% (12.1%)
				Weighted-average cost of capital	7.0%

Killen	June 30, 2016	$84.3	Discounted cash flow	Annual revenue growth	-11.0% to 13.0% (2.0%)
				Annual pre-tax operating margin	-50.0% to 67.0% (6.0%)
				Weighted-average cost of capital	11.0%

Certain peaking facilities	June 30, 2016	$5.2	Discounted cash flow	Annual revenue growth	-22.0% to 17.0% (-3.0%)
				Annual pre-tax operating margin	-29.0% to 24.0% (-4.0%)
				Weighted-average cost of capital	7.0%

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

At December 31, 2017, DPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.1	—	2.1
Natural Gas	Not designated	Dths	3,322.5	(390.0)	2,932.5
Forward Power Contracts	Designated	MWh	678.5	(1,667.0)	(988.5)
Forward Power Contracts	Not designated	MWh	871.0	(765.6)	105.4
Interest Rate Swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2016, DPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs	Not designated	MWh	2.3	—	2.3
Natural Gas	Not designated	Dths	1,590.0	—	1,590.0
Forward Power Contracts	Designated	MWh	342.9	(9,974.5)	(9,631.6)
Forward Power Contracts	Not designated	MWh	2,568.3	(2,020.9)	547.4
Interest Rate Swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

Cash flow hedges
As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring. The ineffective portion of the cash flow hedge is recognized in earnings in the current period. All risk components were considered to determine the hedge effectiveness of the cash flow hedges.

We enter into forward power contracts and forward natural gas contracts to manage commodity price risk exposure related to our generation of electricity. We do not hedge all commodity price risk. We reclassify gains and losses on forward power contracts from AOCI into earnings in those periods in which the contracts settle.

We have two interest rate swaps to hedge the variable interest on our $200.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $200.0 million and will settle monthly based on a one-month LIBOR. We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2017		2016		2015
$ in millions (net of tax)	Power	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI	$(4.3)	$17.4	$9.2	$17.5	$0.2	$18.3

Net gains / (losses) associated with current period hedging transactions	8.8	0.8	15.7	0.4	18.2	—
Net gains / (losses) reclassified to earnings:
Interest Expense	—	(0.7)	—	(0.5)	—	(0.8)
Revenues	(9.8)	—	(35.6)	—	(12.0)	—
Purchased Power	2.5	—	6.4	—	2.8	—
Ending accumulated derivative gain / (loss) in AOCI	$(2.8)	$17.5	$(4.3)	$17.4	$9.2	$17.5

Portion expected to be reclassified to earnings in the next twelve months (a)	$(2.7)	$(0.7)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	3	32

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

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

The following tables show the amount and classification within the Consolidated Statements of Operations or Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.4)	$1.9	$0.1	$1.6
Realized gain / (loss)	0.8	(0.7)	1.5	1.6
Total	$0.4	$1.2	$1.6	$3.2

Recorded on Balance Sheet:
Regulatory asset	$—	$—	$—	$—
Recorded in Statement of Operations: gain / (loss)
Revenue	—	(1.2)	—	(1.2)
Purchased Power	0.4	2.4	1.6	4.4
Total	$0.4	$1.2	$1.6	$3.2

	Year ended December 31, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.3	$4.0	$—	$4.3
Realized gain / (loss)	(0.6)	(7.2)	2.6	(5.2)
Total	$(0.3)	$(3.2)	$2.6	$(0.9)

Recorded on Balance Sheet:
Regulatory asset	$—	$—	$—	$—
Recorded in Statement of Operations: gain / (loss)
Revenue	$—	$(17.3)	$—	$(17.3)
Purchased Power	(0.3)	14.1	2.6	16.4
Total	$(0.3)	$(3.2)	$2.6	$(0.9)

	Year ended December 31, 2015
$ in millions	Heating Oil	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.4	$0.3	$(6.4)	$0.1	$(5.6)
Realized gain / (loss)	(0.3)	(0.2)	(9.8)	(0.1)	(10.4)
Total	$0.1	$0.1	$(16.2)	$—	$(16.0)

Recorded on Balance Sheet
Regulatory asset	$0.1	$—	$—	$—	$0.1
Recorded in Statement of Operations: gain / (loss)
Fuel	—	—	27.4	—	27.4
Purchased Power	—	0.1	(43.6)	—	(43.5)
Total	$0.1	$0.1	$(16.2)	$—	$(16.0)

DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements.

The following tables summarize the derivative positions presented in the balance sheet where a right of offset exists under these arrangements and related cash collateral received or pledged; as well as the fair value, balance sheet classification and hedging designation of DPL’s derivative instruments.

Fair Values of Derivative Instruments
December 31, 2017
			Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Designated	$4.9	$(4.9)	$—	$—
Forward power contracts	Not designated	5.3	(3.7)	—	1.6
Natural gas	Not designated	0.2	(0.1)	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest Rate Swaps	Designated	1.8	—	—	1.8
Forward power contracts	Designated	—	—	—	—
Forward power contracts	Not designated	0.6	—	—	0.6
Total assets		$12.8	$(8.7)	$—	$4.1

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Forward power contracts	Designated	$9.0	$(4.9)	$(1.4)	$2.7
Forward power contracts	Not designated	5.9	(3.7)	—	2.2
Natural gas	Not designated	0.1	(0.1)	—	—
FTRs	Not designated	0.3	—	—	0.3
Total liabilities		$15.3	$(8.7)	$(1.4)	$5.2

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
December 31, 2016
			Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other current assets)
Forward power contracts	Designated	$11.0	$(10.5)	$—	$0.5
Forward power contracts	Not designated	6.0	(4.7)	—	1.3
FTRs	Not designated	0.1	—	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.2	—	—	1.2
Forward power contracts	Designated	0.6	(0.6)	—	—
Forward power contracts	Not designated	1.9	(1.0)	—	0.9
Total assets		$20.8	$(16.8)	$—	$4.0

Liabilities
Short-term derivative positions (presented in Other current liabilities)
Interest rate swaps	Designated	$0.7	$—	$—	$0.7
Forward power contracts	Designated	16.4	(10.5)	(5.5)	0.4
Forward power contracts	Not designated	7.7	(4.7)	—	3.0

Long-term derivative positions (presented in Other deferred liabilities)
Forward power contracts	Designated	2.4	(0.6)	(0.8)	1.0
Forward power contracts	Not designated	2.0	(1.0)	—	1.0
Total liabilities		$29.2	$(16.8)	$(6.3)	$6.1

(a)	Includes credit valuation adjustment.

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

The aggregate fair value of DPL’s derivative instruments that were in a MTM loss position at December 31, 2017 is $15.3 million. This amount is offset by $8.7 million of collateral posted directly with third parties and in a broker margin account which offsets our loss positions on the forward contracts. This liability position is further offset by the asset position of counterparties with master netting agreements of $1.4 million. Since our debt is below investment grade, we could have to post collateral for the remaining $4.9 million.

Note 7 – Goodwill

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

Note 8 – Debt

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2017	December 31, 2016
Term loan - rates from: 4.01% - 4.60% (a) and 4.00% - 4.01% (b)		2022	$440.6	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	—	100.0
Tax-exempt First Mortgage Bonds - rates from: 1.52% - 1.92% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.8	18.0
Capital leases			0.2	0.4
Unamortized deferred financing costs			(9.8)	(10.7)
Unamortized debt discounts and premiums, net			(2.0)	(5.5)
Total long-term debt at subsidiary			646.8	747.2

Bank term loan - rates from: 3.02% - 4.10% (a) and 2.67% - 3.02% (b)		2020	70.0	125.0
Senior unsecured bonds	6.75%	2019	200.0	200.0
Senior unsecured bonds	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(6.8)	(8.8)
Unamortized debt discounts and premiums, net			(0.5)	(0.6)
Total long-term debt			1,705.1	1,858.4
Less: current portion			(4.7)	(29.7)
Long-term debt, net of current portion			$1,700.4	$1,828.7

(a)	Range of interest rates for the year ended December 31, 2017.

(b)	Range of interest rates for the year ended December 31, 2016.

(c)	Note payable to related party. See Note 13 – Related Party Transactions for additional information.

At December 31, 2017, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2018	$4.7
2019	224.5
2020	254.6
2021	784.6
2022	422.9
Thereafter	32.7
1,724.0
Unamortized discounts and premiums, net	(2.5)
Total long-term debt	$1,721.5

Premiums or discounts recognized at the Merger date are amortized over the life of the debt using the effective interest method.

Significant transactions
On January 3, 2018, DP&L and its lenders amended DP&L's Term Loan B credit agreement. The amendment (a) modified the definition of "applicable rate", from 2.25% per annum to 1.00% per annum - in the case of the Base Rate, and from 3.25% per annum to 2.00% per annum - in the case of the Eurodollar Rate, and (b) included a "call protection" provision which stated that in the event the loan was repriced or any portion of the loans were prepaid, repaid, refinanced, substituted, or replaced on or prior July 3, 2018, such prepayment, acceleration, repayment, refinancing, substitution or replacement would be made at 101% of the principal amount so prepaid, repaid, refinanced, substituted or replaced. After July 3, 2018 any such transaction would occur at 100% of the principal amount of the then outstanding loans.

On December 15, 2017, shortly after DPL and AES Ohio Generation entered into an Asset Purchase Agreement agreeing to sell Peaker assets to Kimura Power, DPL and its lenders amended DPL's revolving credit loan and term loan credit agreement. This agreement was amended to, among other things, (a) explicitly carve out the sale of DPL's Peaker assets and coal generation facilities from its "limitation on asset disposition" covenant, (b) modify the definition of Consolidated EBITDA (which is used for measuring the Consolidated Debt to EBITDA ratio and the Interest Coverage Ratio in the agreement), to also exclude, out-of-pocket third party costs and expenses incurred directly in connection with the implementation, negotiation, documentation and closing of the Generation Separation and up to $25.0 million of non-recurring cash expenses related to the closure, or sale, of generation stations, (c) modify the definition of "maturity date" used in the agreement to mean July 31, 2020; provided, however, if DPL fails to retire, redeem, or refinance at least $100.0 million in aggregate of principal amount of its senior unsecured bonds due October 1, 2019, then the maturity date shall be July, 1 2019, and (d) modify the maximum Consolidated Debt to EBITDA ratio permitted not to exceed 7.25 to 1.00 September 20, 2015 through December 31, 2018, 7.00 to 1.00 January 1, 2019 through June 30, 2019, 6.75 to 1.00 July 1, 2019 through December 31, 2019, and 6.50 to 1.00 January 1, 2020 and beyond. As part of this agreement DPL has also agreed to repay the remaining balance on its secured term loan within 10 days after receiving proceeds from the sale of the Peaker assets. This agreement was effective December 15, 2017, however certain provisions, including the modification of the Consolidated Debt to EBITDA covenant and the carving out of the sale of Peaker assets from its "limitation on asset disposition" covenant, are conditioned on the repayment in full of the term loan.

On December 8, 2017, DPL made a $30.0 million prepayment on its term loan. As of December 31, 2017, the outstanding balance was $70.0 million.

On May 26, 2017, DP&L commenced a tender offer to purchase any and all of the outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). By June 23, 2017, or the expiration date of the tender, $8.1 million of the outstanding bonds were tendered. On June 26, 2017, DP&L accepted all of the tendered bonds, redeemed and retired them. On July 7, 2017, DP&L notified the Ohio Air Quality Development Authority and the Trustee of the same First Mortgage Bonds that DP&L was going to call at par value (plus accrued and unpaid interest) $21.9 million of these bonds. This call was completed on August 7, 2017. On September 28, 2017, DP&L issued an irrevocable call notice to purchase all of the remaining outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). As of September 30, 2017, all of the bonds were either redeemed or defeased. This was done to facilitate Generation Separation and the release of the DP&L generation assets from the lien of DP&L's First and Refunding Mortgage. The redemption of the $70.0 million principal amount of bonds was completed on October 30, 2017.

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

On August 24, 2016, DP&L refinanced its 1.875% First Mortgage Bonds due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022 and secured by a pledge of DP&L First Mortgage Bonds. The variable rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. Up to the maturity date but not starting until March 31, 2017, the loan amortizes 0.25% of the initial principal balance quarterly and contains covenants and restrictions that are generally consistent with existing DP&L credit agreements.

Debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015, containing representations, warranties, covenants and defaults consistent with those contained in the revolving credit facilities loan documents of DP&L) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant measures EBITDA to Interest Expense. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

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

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. DPL’s secured revolving credit agreement, secured term loan, and senior unsecured notes due 2019 restrict dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of, the distribution, DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, DPL’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. As of December 31, 2017, DPL’s leverage ratio was at 1.50 to 1.00 and DPL’s senior long-term debt rating from all three major credit rating agencies was below investment grade. As a result, as of December 31, 2017, DPL was prohibited under each of these agreements from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries). DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the 2017 ESP and restricts tax sharing payments from DPL to AES during the term of the DMR. See Note 9 – Income Taxes for more information.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement (financing document entered into in connection with the issuance of the $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015, containing representations, warranties and covenants consistent with those contained in DP&L's revolving credit facilities loan documents) have two financial covenants. First, prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, which occurred October 1, 2017, DP&L’s Total Debt to Total Capitalization may not be greater than 0.75 to 1.00 at any time. Except that after separation required compliance with this financial covenant shall be suspended (a) any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility or (b) for the time period January 1, 2017 to December 31, 2017 (as modified by the amendment described below) if DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth in each agreement (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L was able to ensure compliance with the Total Debt to Total Capitalization ratio through October 1, 2017, the date Generation Separation occurred. After Generation Separation, and per the terms of the original agreement (before any amendment), the required Total Debt to Total Capitalization ratio increased from 0.65 to 1.00 to 0.75 to 1.00. On September 30, 2017, DP&L's adjusted (excluding impairments) Total Debt to Total Capitalization was 0.61 to 1.00 and as of December 31, 2017 it was 0.67 to 1.00. After Generation Separation occurred, the calculation of this covenant is on an unadjusted basis. The amendment also changed, for each agreement, the dates after Generation Separation during which compliance with the Total Capitalization ratio detailed above will be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L (or from October 1, 2017 through September 30, 2018). Generation Separation occurred on October 1, 2017.

As of December 31, 2017, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Note 9 – Income Taxes

DPL’s components of income tax expense on continuing operations were as follows:

	Years ended December 31,
$ in millions	2017	2016	2015
Computation of tax expense / (benefit)
Federal income tax benefit (a)	$(42.0)	$(277.6)	$(81.0)
Increases (decreases) in tax resulting from:
State income taxes, net of federal effect	(0.5)	(1.0)	(0.1)
Depreciation of AFUDC - Equity	0.8	2.7	(3.5)
Investment tax credit amortized	(0.3)	(0.4)	(0.5)
Section 199 - domestic production deduction	—	(4.5)	(4.1)
Non-deductible goodwill impairment	—	—	111.0
Accrual (settlement) for open tax years	(0.4)	2.2	—
Other, net (b)	17.1	(0.2)	(1.8)
Tax expense / (benefit)	$(25.3)	$(278.8)	$20.0

Components of tax expense / (benefit)
Federal - current	$(2.9)	$14.7	$30.1
State and Local - current	—	0.6	0.8
Total current	(2.9)	15.3	30.9

Federal - deferred	(22.0)	(290.2)	(9.9)
State and local - deferred	(0.4)	(3.9)	(1.0)
Total deferred	(22.4)	(294.1)	(10.9)
Tax expense / (benefit)	$(25.3)	$(278.8)	$20.0

(a)	The statutory tax rate of 35% was applied to pre-tax earnings.

(b)
Includes expense / (benefit) of $3.5 million, $(0.3) million and $0.2 million in the years ended December 31, 2017, 2016, and 2015, respectively, of income tax related to adjustments from prior years. The 2017 tax year also includes a one-time remeasurement of deferred tax expense related to the recent enactment of the TCJA of $13.7 million.

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DPL's effective tax rate, as a percentage of income from continuing operations before taxes for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Statutory Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	0.4%	0.1%	0.1%
AFUDC - Equity	(0.7)%	(0.3)%	1.5%
Amortization of investment tax credits	0.3%	—%	0.2%
Section 199 - domestic production deduction	—%	0.6%	1.8%
Non-deductible goodwill impairment	—%	—%	(48.0)%
Other, net (a)	(13.9)%	(0.3)%	0.8%
Effective tax rate	21.1%	35.1%	(8.6)%

(a)	In 2017, this is primarily a result of the application of the TCJA.

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

Components of Deferred Tax Assets and Liabilities
	December 31,
$ in millions	2017	2016
Net non-current assets / (liabilities)
Depreciation / property basis	$(103.6)	$(234.8)
Income taxes recoverable / (payable)	11.0	(11.9)
Regulatory assets	(23.1)	(7.8)
Investment tax credit	0.5	0.5
Compensation and employee benefits	11.3	5.5
Intangibles	(0.4)	(1.5)
Long-term debt	(0.2)	(0.7)
Other (a)	(6.7)	(1.7)
Net non-current liabilities	$(111.2)	$(252.4)

(a)
The Other caption includes deferred tax assets of $36.3 million in 2017 and $38.3 million in 2016 related to state and local tax net operating loss carryforwards, net of related valuation allowances of $36.3 million in 2017 and $38.3 million in 2016. These net operating loss carryforwards expire from 2018 to 2037.

U. S Tax Reform
On December 22, 2017, the U.S. enacted the TCJA. The TCJA significantly changes U.S. corporate income tax law.

We recognized the income tax effects of the TCJA in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of FASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. Accordingly, our financial statements reflect the income tax effects of U.S. tax reform for which the accounting is complete and provisional amounts for those impacts for which the accounting under FASC 740 is incomplete, but a reasonable estimate could be determined.

We have calculated our best estimate of the impact of the TCJA in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the TCJA and guidance available as of the date of this filing, and as a result recognized $13.7 million of discrete tax expense in the fourth quarter of 2017 related to non-operating and non-regulated property.

This amount results from the remeasurement of certain deferred tax assets and liabilities from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurement of deferred tax assets and liabilities related to regulated utility property of $135.2 million was recorded as a regulatory liability, which was a non-cash adjustment. Additional time is required to finalize remeasurement effects in accordance with GAAP.

Per the terms of the order issued by the PUCO on DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. The agreed upon term of the DMR is three years. With commission approval, the DMR can be extended two additional years allowing for the term to potentially be five years. Both the current and non-current existing tax sharing liabilities with AES were converted into additional equity investment in DPL, per the requirements of the order. Throughout the term, further accrued tax sharing liabilities will also be converted to additional equity. All parties agreed that the initial conversion and any future conversions will not be reversed. In 2017 we converted $97.1 million to equity in accordance with this requirement.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2017	2016	2015
Tax expense / (benefit)	$0.2	$(9.6)	$6.3

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions
Balance at December 31, 2015	$3.0
Calendar 2016
Tax positions taken during prior period	2.2
Lapse of Statute of Limitations	(1.5)
Balance at December 31, 2016	3.7
Calendar 2017
Tax positions taken during prior period	—
Lapse of Statute of Limitations	(0.2)
Balance at December 31, 2017	$3.5

Of the December 31, 2017 balance of unrecognized tax benefits, $0.9 million is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and the expense / (benefit) recorded were not material for each period presented.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,300 for 2017 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.1 million, $5.1 million and $4.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year. For 2017, the annual bonus amount is yet to be determined and paid; pending the results of negotiations with the bargaining unit.

Defined benefit plans
DP&L sponsors a traditional defined benefit pension plan for most of the employees of DPL and its subsidiaries. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees (management employees), the traditional defined benefit pension plan is based primarily on compensation and years of service. As of December 31, 2010, this traditional pension plan formula was closed to new management employees. A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Effective January 1, 2014, the Service Company began providing services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, DPL and DP&L. Employees that transferred from DP&L to the Service Company maintain their previous eligibility to participate in the DP&L pension plan.

Almost all management employees beginning employment on or after January 1, 2011 participate in a cash balance pension plan formula. Similar to the traditional pension plan for management employees, the cash balance benefits are based on compensation and years of service. A participant shall become 100% vested in all amounts credited to his or her account upon the completion of three vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Vested benefits in the cash balance plan are fully portable upon termination of employment.

In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives. We also include our net liability to our partners in our co-owned generating plants related to our share of their pension liabilities within Pension, retiree and other benefits on our Consolidated Balance Sheets.

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

Postretirement benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays the majority of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $12.7 million and $15.8 million at

December 31, 2017 and 2016, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plan's obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2017 and 2016. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.1 million and $1.3 million of costs billed to the service company for the years ended December 31, 2017 and 2016.

$ in millions	Years ended December 31,
Change in benefit obligation	2017	2016
Benefit obligation at January 1	$419.6	$410.8
Service cost	5.7	5.7
Interest cost	14.2	14.7
Plan curtailment	3.0	2.5
Actuarial loss	28.1	9.0
Benefits paid	(33.7)	(23.1)
Benefit obligation at December 31	436.9	419.6

Change in plan assets
Fair value of plan assets at January 1	341.0	345.4
Actual return on plan assets	44.8	13.3
Employer contributions	5.4	5.4
Benefits paid	(33.7)	(23.1)
Fair value of plan assets at December 31	357.5	341.0

Unfunded status of plan	$(79.4)	$(78.6)

	December 31,
Amounts recognized in the Balance sheets	2017	2016
Current liabilities	$(0.4)	$(0.4)
Non-current liabilities	(79.0)	(78.2)
Net liability at end of year	$(79.4)	$(78.6)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$4.9	$8.8
Net actuarial loss	111.4	108.9
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$116.3	$117.7
Recorded as:
Regulatory asset	$92.1	$97.1
Accumulated other comprehensive income	24.2	20.6
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$116.3	$117.7

The accumulated benefit obligation for our defined benefit pension plans was $428.3 million and $409.2 million at December 31, 2017 and 2016, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2017	2016	2015
Service cost	$5.7	$5.7	$7.1
Interest cost	14.2	14.7	17.3
Expected return on assets	(22.8)	(22.8)	(22.6)
Plan curtailment	4.1	3.8	—
Amortization of unrecognized:
Actuarial loss	5.3	4.3	5.8
Prior service cost	1.1	1.8	2.0
Net periodic benefit cost	$7.6	$7.5	$9.6

Rates relevant to each year's expense calculations
Discount rate	4.28%	4.49%	4.02%
Expected return on plan assets	6.50%	6.50%	6.50%

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2017	2016	2015
Net actuarial loss / (gain)	$9.1	$20.9	$(3.0)
Prior service cost	—	—	—
Plan curtailment	(4.1)	(3.8)	—
Reversal of amortization item:
Net actuarial loss	(5.3)	(4.3)	(5.8)
Prior service cost	(1.1)	(1.8)	(2.0)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(1.4)	$11.0	$(10.8)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$6.2	$18.5	$(1.2)

Estimated amounts that will be amortized from AOCI, Regulatory assets and Regulatory liabilities into net periodic benefit costs during 2018 are:

$ in millions	Pension
Actuarial loss	$6.4
Prior service cost	$0.9

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

At December 31, 2017, we are decreasing our long-term rate of return assumption to 6.25% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2017, we have decreased our assumed discount rate to 3.66% from 4.28% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2018 pension expense of approximately $3.4 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2018 pension expense of approximately $3.4 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately

$0.6 million to 2018 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.6 million to 2018 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2017. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

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

The weighted average assumptions used to determine benefit obligations at December 31, 2017, 2016 and 2015 were:

Benefit Obligation Assumptions	Pension
	2017	2016	2015
Discount rate for obligations	3.66%	4.28%	4.49%
Rate of compensation increases	3.94%	3.94%	3.94%

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

Long-term strategic asset allocation guidelines, as well as short-term tactical asset allocation guidelines, are determined by a Risk/Advisory Committee and approved by a Fiduciary Committee. These allocations consider the plan’s long-term objectives. The long-term target allocations for plan assets are 24% – 52% for equity securities and 47% – 65% for fixed income securities. Equity securities include U.S. and international equity, while fixed income securities include long-duration and high-yield bond funds and emerging market debt funds.

Tactically, the committees, on a short-term basis, will make asset allocations that are outside the long-term allocation guidelines. The short-term allocation positions are likely to not exceed one-year in duration. In addition to the equity and fixed income investments, the short-term allocation may also include a relatively small allocation to alternative investments. The plan currently has a small target allocation in a core property fund.

Most of our plan assets are measured using quoted, observable prices which are considered Level One inputs in the Fair Value Hierarchy. The Core Property Collective Fund is measured using Level Two inputs that are quoted prices for identical assets in markets that are less active.

The following table summarizes our target pension plan allocation for 2017:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2017	2016
Equity Securities	38%	35%	37%
Debt Securities	56%	55%	53%
Real Estate	6%	10%	10%

The fair values of our pension plan assets at December 31, 2017 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2017
$ in millions	Market Value at December 31, 2017	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$78.2	$78.2	$—	$—
International equities (a)	46.3	46.3	—	—
Fixed income (b)	163.3	163.3	—	—
Fixed income securities:
U.S. Treasury securities	33.5	33.5	—	—
Other investments:
Core property collective fund (c)	36.2	—	36.2	—
Total pension plan assets	$357.5	$321.3	$36.2	$—

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

The fair values of our pension plan assets at December 31, 2016 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2016
$ in millions	Market Value at December 31, 2016	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$81.4	$81.4	$—	$—
International equities (a)	44.4	44.4	—	—
Fixed income (b)	151.1	151.1	—	—
Fixed income securities:
U.S. Treasury securities	31.0	31.0	—	—
Other investments: (c)
Core property collective fund	33.1	—	33.1	—
Common collective fund	—	—	—	—
Total pension plan assets	$341.0	$307.9	$33.1	$—

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

Pension funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $5.0 million to the pension plan in each of the years ended December 31, 2017, 2016 and 2015.

We expect to make contributions of $0.4 million to our SERP in 2018 to cover benefit payments. We made contributions of $7.5 million to our pension plan during January 2018.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 99%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $7.5 million in 2018, which includes $2.2 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2018	$28.4
2019	$28.2
2020	$27.9
2021	$27.6
2022	$27.3
2023 - 2027	$131.3

Note 11 – Equity

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

Dividend Restrictions
DPL’s Amended Articles of Incorporation (the Articles) contain provisions which state that DPL may not make a distribution to its shareholder or make a loan to any of its affiliates (other than its subsidiaries), unless: (a) there exists no Event of Default (as defined in the Articles) and no such Event of Default would result from the making of the distribution or loan; and either (b)(i) at the time of, and/or as a result of, the distribution or loan, DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, (b)(ii) if such ratios are not within the parameters, DPL’s senior long-term debt rating from one of the three major credit rating agencies is at least investment grade. Further, the restrictions on the payment of distributions to a shareholder and the making of loans to its affiliates (other than subsidiaries) cease to be in effect if the three major credit rating agencies confirm that a lowering of DPL’s senior long-term debt rating below investment grade by the credit rating agencies would not occur without these restrictions. DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the ESP and restricts tax sharing payments from DPL to AES during the term of the DMR.

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2017.

As described above, DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions of making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2017, DPL’s leverage ratio was at 1.50 to 1.00 and DPL’s senior long-term debt rating from all three major credit rating agencies was below investment grade. As a result, as of December 31, 2017, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L has 250,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2017. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance. After the fixed-asset impairments recorded during 2016 and 2017, DP&L's equity ratio was 33% and its retained earnings balance was negative as of December 31, 2017. It is unknown what impact, if any, this will have on DP&L.

Capital Contributions from AES
In DP&L's approved six-year 2017 ESP, the PUCO imposed restrictions on DPL making dividend payments to its parent company, AES, during the term of the ESP, as well as on making tax-sharing payments to AES during the term of the DMR. The PUCO also required that existing tax payments owed by DPL to AES, and similar tax payments that accrue during the term of the DMR, be converted into equity investments in DPL.

As such, AES agreed to make non-cash capital contributions of $97.1 million and waive the amount owed to it by DPL related to tax-sharing payments for current tax liabilities through December 31, 2017. See Note 9 – Income Taxes for additional information.

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

At December 31, 2017, DPL had $38.1 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of AES Ohio Generation to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Consolidated Balance Sheets was $0.9 million and $2.3 million at December 31, 2017 and 2016, respectively.

To date, DPL has not incurred any losses related to these guarantees and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2017, DP&L could be responsible for the repayment of 4.9%, or $70.6 million, of a $1,440.8 million debt obligation comprised of both fixed and variable rate securities with maturities between 2019 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. At December 31, 2017, we have no knowledge of such a default.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2017, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$370.9	$178.5	$171.2	$21.2	$—
Coal and limestone contracts (a)	$54.9	$54.9	$—	$—	$—
Purchase orders and other contractual obligations	$73.0	$18.9	$27.1	$27.0	$—

(a)	Total at DPL operated units.

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Coal contracts:
DPL, through its subsidiary AES Ohio Generation, has entered into various long-term coal contracts to supply the coal requirements for the generating stations it operates. At December 31, 2017, a majority of our future committed coal obligations are with one supplier. Some contract prices are subject to periodic adjustment and have features that limit price escalation in any given year. As a result of our planned shutdown of our Stuart and Killen generating stations, our commitments for coal and limestone do not extend past 2018.

Purchase orders and other contractual obligations:
At December 31, 2017, DPL had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above..

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2017, cannot be reasonably determined.

Environmental Matters
DPL’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions;

•
Litigation with federal and certain state governments and certain special interest groups regarding whether modifications to or maintenance of certain coal-fired generating stations require additional permitting or pollution control technology, or whether emissions from coal-fired generating stations cause or contribute to global climate changes;

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx, and other air emissions. DPL installed emission control technology and is taking other measures to comply with required and anticipated reductions. As AES Ohio Generation is now operating these facilities, it is continuing to comply with these requirements;

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Long-term Compensation Plan
During 2017, 2016 and 2015, many of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock, however no stock options were granted in 2016. All such components vest over a three-year period and the terms of the AES restricted stock units issued prior to 2011 also include a two-year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years are not subject to a two-year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2017, 2016 and 2015 was $0.4 million, $0.5 million and $0.5 million, respectively, and was included in “Other Operating Expenses” on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DPL’s Consolidated Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of these transactions:

	Years ended December 31,
$ in millions	2017	2016	2015
Transactions with the Service Company
Charges for services provided	$46.5	$42.8	$36.0
Charges to the Service Company	$4.2	$4.6	$6.2
Transactions with other AES affiliates:
Payments for health, welfare and benefit plans	$15.4	$9.6	$15.5

Balances with related parties:	At December 31, 2017	At December 31, 2016
Net payable to the Service Company	$(3.9)	$(2.0)
Net payable to other AES affiliates	$(0.6)	$(2.5)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.3 million and $0.3 million at December 31, 2017 and 2016, respectively, is included in Other deferred assets within Other noncurrent assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2017 and 2016, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 8 – Debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, DPL had a net payable balance of $0.0 million at December 31, 2016, respectively, which is recorded in Accrued taxes on the accompanying Consolidated Balance Sheets. Effective with the approval of DP&L's 2017 ESP, DPL is restricted from making tax sharing payments to AES throughout the term of the DMR and amounts that would otherwise have been tax sharing liabilities are considered deemed capital contributions. See Note 9 – Income Taxes for more information.

Note 14 – Business Segments

DPL currently manages its business through two reportable operating segments, the T&D segment and the Generation segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The segments are discussed further below:

Transmission and Distribution Segment
The T&D segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 521,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The T&D segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which were either closed or sold in prior periods. As these assets were not transferred to AES Ohio Generation, they are grouped with the T&D assets for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the T&D segment.

Generation Segment
The Generation segment is comprised of AES Ohio Generation and the historical results of DP&L's electric generation business prior to Generation Separation. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation services. AES Ohio Generation owns and operates coal-fired and peaking generating facilities and sells its generated energy and capacity into the PJM wholesale market. The 2015 Generation segment results also include sales to DPLER and to the T&D segment for SSO customers.

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

The following tables present financial information for each of DPL’s reportable business segments:

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2017
Revenues from external customers	$718.9	$507.9	$10.1	$—	$1,236.9
Intersegment revenues	1.1	—	4.4	(5.5)	—
Total revenues	$720.0	$507.9	$14.5	$(5.5)	$1,236.9

Depreciation and amortization	$75.3	$20.9	$10.7	$—	$106.9
Fixed-asset impairment (Note 15)	$—	$66.3	$109.5	$—	$175.8
Interest expense	$30.5	$0.1	$79.5	$—	$110.1
Income / (loss) from continuing operations before income tax	$88.5	$(18.5)	$(189.9)	$—	$(119.9)

Cash capital expenditures	$85.6	$31.3	$4.6	$—	$121.5

Total assets (end of year)	$1,689.4	$275.0	$468.0	$(383.2)	$2,049.2

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2016
Revenues from external customers	$806.7	$611.5	$9.1	$—	$1,427.3
Intersegment revenues	1.3	—	5.7	(7.0)	—
Total revenues	$808.0	$611.5	$14.8	$(7.0)	$1,427.3

Depreciation and amortization	$71.0	$55.4	$5.9	$—	$132.3
Fixed-asset impairment (Note 15)	$—	$1,353.5	$(494.5)	$—	$859.0
Interest expense	$25.4	$0.4	$82.2	$(0.3)	$107.7
Income / (loss) from continuing operations before income tax	$143.0	$(1,353.9)	$417.6	$—	$(793.3)

Cash capital expenditures	$83.4	$64.2	$0.9	$—	$148.5

Total assets (end of year)	$1,710.5	$472.3	$673.6	$(437.2)	$2,419.2

$ in millions	T&D	Generation	Other	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2015
Revenues from external customers (b)	$855.5	$770.3	$6.7	$(19.7)	$1,612.8
Intersegment revenues	1.5	186.6	4.2	(192.3)	—
Total revenues	$857.0	$956.9	$10.9	$(212.0)	$1,612.8

Depreciation and amortization	$71.5	$72.6	$(9.5)	$—	$134.6
Goodwill impairment (Note 7)	$—	$—	$317.0	$—	$317.0
Interest expense	$29.8	$2.9	$87.4	$(0.3)	$119.8
Income / (loss) from continuing operations before income tax	$188.1	$(28.7)	$(390.8)	$—	$(231.4)

Cash capital expenditures	$98.3	$35.2	$3.7	$—	$137.2

Total assets (end of year) (a)	$1,688.8	$1,805.0	$1,170.3	$(1,339.4)	$3,324.7

(a)	Includes assets held-for-sale related to the sale of DPLER.

(b)
Wholesale revenue for the T&D segment in 2015 includes OVEC revenue of $19.7 million that was previously netted in purchased power. The impact of this netting adjustment is included in the Adjustments and Eliminations column in the table above but has no impact on consolidated revenues or Income / (loss) from continuing operations before income tax.

Note 15 – Fixed-asset Impairments

During the years ended December 31, 2017, 2016 and 2015, DPL had the following fixed-asset impairments:

		Years ended December 31,
$ in millions	Measurement Date	2017	2016	2015
AES Ohio Generation peakers	December 31, 2017	$109.4	$—	$—
Stuart	March 31, 2017	39.1	—	—
Killen	March 31, 2017	27.3	—	—
Killen	December 31, 2016	—	75.4	—
Stuart	December 31, 2016	—	228.5	—
Miami Fort	December 31, 2016	—	149.4	—
Zimmer	December 31, 2016	—	144.7	—
Conesville	December 31, 2016	—	23.9	—
Hutchings peaking facilities	December 31, 2016	—	1.6	—
Killen	June 30, 2016	—	230.8	—
Certain peaking facilities	June 30, 2016	—	4.7	—
Total impairment loss		$175.8	$859.0	$—

AES Ohio Generation peakers – In December 2017, AES Ohio Generation signed an agreement for the sale of its peaking and diesel generation assets. As a result of this transaction, DPL recognized an impairment of fixed assets in the amount of $109.4 million.

Stuart and Killen, March 17, 2017 – On March 17, 2017, the Board of Directors of DP&L approved the retirement of the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine (collectively, the “Facilities”) on or before June 1, 2018. The co-owners of these facilities agreed with DP&L to proceed with this plan of retirement. We performed a long-lived asset impairment analysis and determined that the carrying amounts of the Facilities were not recoverable. The asset groups of Stuart Station and Killen Station were determined to have fair values of $3.3 million and $7.9 million, respectively, using the discounted cash flows under the income approach. As a result, we recognized asset impairment expense of $39.1 million and $27.3 million for Stuart Station and Killen Station, respectively.

Additionally, as a result of the decision to retire the Facilities by June 1, 2018, we concluded that inventory at these Facilities is considered obsolete. As a result, we recognized a loss on disposal of $9.8 million and $6.4 million for Stuart Station and Killen Station inventories, respectively, during the first quarter of 2017, which is recorded in Loss on asset disposal in the Consolidated Statements of Operations.

Killen, Stuart, Miami Fort, Zimmer, Conesville and Hutchings, December 31, 2016 – During the fourth quarter of 2016, we tested the recoverability of our long-lived coal-fired generation assets and one gas-fired peaking plant. Additional uncertainty around the useful life of Stuart and Killen related to the DP&L ESP proceedings along with lower expectations of forward dark spreads and capacity prices beyond the cleared period were collectively determined to be an impairment indicator for these assets. Market information indicating that there was a significant decrease in the fair value of the Miami Fort and Zimmer stations was determined to be an indicator of impairment for these assets. The lower forward dark spreads and capacity prices, along with the indicators at the other coal-fired facilities, collectively, resulted in an indicator of impairment for the Conesville asset group. For the gas-fired peaking plant, significant incremental capital expenditures relative to its fair value along with the fact that an impairment charge was previously taken at this facility in Q2 2016, were collectively determined to be an impairment indicator for this asset. We performed a long-lived asset impairment analysis for each of these asset groups and determined that their carrying amounts were not recoverable. The Killen, Stuart, Miami Fort, Zimmer and Conesville coal-fired facility asset groups and the Hutchings gas-fired peaking plant asset group were determined to have a fair value of $42.8 million, $57.4 million, $36.5 million, $23.7 million, $1.1 million and $1.6 million, respectively, using the market approach for Miami Fort and Zimmer and the income approach for the remaining asset groups. As a result, DPL recognized a total pre-tax asset impairment expense of $623.5 million.

Killen and DP&L peaking facilities, June 30, 2016 – During the second quarter of 2016, we tested the recoverability of our long-lived assets at certain of our generation facilities at DP&L. A ruling by the Supreme Court of Ohio on June 20, 2016, lower expectation of future capacity revenue resulting from the most recent PJM capacity auction and a higher anticipated level of environmental compliance costs resulting from third party studies were collectively determined to be an impairment indicator for these assets. We performed a long-lived asset impairment analysis and determined that the carrying amounts of Killen and certain DP&L peaking generating facilities were not recoverable. The asset groups of Killen and these DP&L peaking generating facilities were determined to have fair values of $84.3 million and $5.2 million, respectively, using the discounted cash flows under the income approach. As a result, DPL recognized an asset impairment expense of $230.8 million and $4.7 million for Killen and these DP&L peaking generating facilities, respectively.

Note 16 – Discontinued Operations

On January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015, and DPL recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain included the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016.

Operating activities related to DPLER have been reclassified to "Discontinued operations" in the Consolidated Statements of Operations for the years ended December 31, 2016 and 2015.

The following table summarizes the revenues, cost of revenues, operating expenses and income tax of discontinued operations for the periods indicated:

	Years ended December 31,
$ in millions	2016	2015
Revenues	$—	$340.9
Cost of revenues	—	(307.0)
Operating expenses	(0.7)	(22.5)
Income / (loss) from discontinued operations before income tax	(0.7)	11.4
Gain from disposal of discontinued operations	49.2	—
Income tax expense / (benefit) from discontinued operations	19.2	(1.0)
Income from discontinued operations	$29.3	$12.4

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.7) million and $35.8 million for the years ended December 31, 2016 and 2015, respectively. Cash flows from investing activities for discontinued operations were $75.5 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively. All cash generated from discontinued operations was paid to DPL through dividends for all years presented.

Note 17 – Assets and Liabilities Held-For-Sale and Dispositions

Assets and liabilities held-for-sale
On December 15, 2017, DPL and AES Ohio Generation entered into an asset purchase agreement with Kimura Power, LLC, as Buyer (“Kimura Power”), and, for certain limited purposes provided therein, Rockland Power Partners III, LP, as Guarantor, pursuant to which AES Ohio Generation will, subject to the terms and conditions in the asset purchase agreement, sell to Kimura Power the Peaker assets. The Peaker assets are being sold for $241.0 million in cash. The cash purchase price is subject to adjustments at closing based on working capital, capacity commitments and timing of the closing of the transaction. The sale transaction is subject to regulatory approvals and other closing conditions. The FERC approved this transaction on February 9, 2018.

As a result of entering into the asset purchase agreement, DPL recognized aggregate impairment charges with respect to the Peaker assets of $109.4 million. For more information on these impairment charges, see Note 15 – Fixed-asset Impairments of Notes to DPL's Consolidated Financial Statements.

The assets and liabilities related to the Peaker assets were classified as held-for-sale as of December 31, 2017, but the Peaker assets did not meet the criteria to be reported as discontinued operations. The following table summarizes the major classes of assets and liabilities classified as held-for-sale as of December 31, 2017:

$ in millions	December 31, 2017
Assets
Accounts receivable, net	$3.8
Inventories	7.6
Taxes applicable to subsequent years	4.9
Property, plant & equipment, net	233.7
Other assets	0.3
Total assets of the disposal group classified as held-for-sale in the balance sheet	$250.3

Liabilities
Accounts payable	$3.9
Accrued taxes	3.6
Taxes payable	4.9
Asset retirement obligations	0.6
Other liabilities	0.2
Total liabilities of the disposal group classified as held-for-sale in the balance sheet	$13.2

The Peaker assets' results of operations are reflected within continuing operations in the Consolidated Statements of Operations. The income from continuing operations before income tax for the Peaker assets was $16.9 million, $20.0 million and $23.9 million (excluding impairment charges of $109.4 million, $1.3 million and $0.0 million, respectively) for the years ended December 31, 2017, 2016, and 2015, respectively. The Peaker assets are included in the Generation segment.

Dispositions
On December 8, 2017, DPL and AES Ohio Generation completed the sale transaction of their entire undivided interest in the Miami Fort station and the Zimmer station to Dynegy Zimmer and Dynegy Miami Fort, indirect wholly-owned subsidiaries of Dynegy. On that date, AES Ohio Generation received $50.0 million in cash, plus an amount in cash equal to $20.1 million as an estimated purchase price adjustment based on estimated amounts of certain pre-closing inventories, pre-paid and other amounts, employment benefits, insurance premiums, property taxes and other payables, which will be subject to a customary post-closing reconciliation. This transaction resulted in a gain on sale of $14.0 million for the year ended December 31, 2017. Prior to the sale, the Miami Fort and Zimmer stations were included in the Generation segment.

The results of operations of the Miami Fort and Zimmer stations are presented within continuing operations in the Consolidated Statements of Operations. The combined income / (loss) from continuing operations before income tax for the Miami Fort and Zimmer stations was $25.7 million (excluding gain on sale of $14.0 million), $(13.5) million (excluding impairment charges of $294.1 million) and $5.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Note 18 – Subsequent Event

On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL estimates that it will recognize aggregate pre-tax loss on disposal charges of approximately $11.7 million and that cash expenditures of $15.0 million in the aggregate will be made, inclusive of cash expenditures for the disposal charges.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

Report of Independent Registered Public Accounting Firm

To the Board of Directors of The Dayton Power & Light Company

Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive income/(loss), cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2017, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our December 31, 2017 and 2016 audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America and our December 31, 2015 audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
February 26, 2018

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF OPERATIONS
	Years ended December 31,
$ in millions	2017	2016	2015
Revenues	$720.0	$808.0	$857.0

Cost of revenues:
Net fuel costs	0.5	5.3	(9.0)
Net purchased power cost	289.8	316.7	317.4
Total cost of revenues	290.3	322.0	308.4

Gross margin	429.7	486.0	548.6

Operating expenses:
Operation and maintenance	158.0	179.3	184.0
Depreciation and amortization	75.3	71.0	71.5
General taxes	76.3	68.0	70.8
Other, net	(0.5)	(0.4)	0.1
Total operating expenses	309.1	317.9	326.4

Operating income	120.6	168.1	222.2

Other income / (expense), net
Investment income	0.3	0.4	0.3
Interest expense	(30.5)	(24.7)	(28.9)
Charge for early redemption of debt	(1.1)	(0.5)	(4.8)
Other income / (expense)	(0.8)	0.3	0.2
Total other expense, net	(32.1)	(24.5)	(33.2)

Income from continuing operations before income tax	88.5	143.6	189.0

Income tax expense from continuing operations	31.1	46.0	59.0

Net income from continuing operations	57.4	97.6	130.0

Discontinued operations (Note 13)
Loss from discontinued operations	(56.3)	(1,338.7)	(47.5)
Income tax benefit from discontinued operations	(15.9)	(468.4)	(23.9)
Net loss from discontinued operations	(40.4)	(870.3)	(23.6)

Net income / (loss)	17.0	(772.7)	106.4

Dividends on preferred stock	—	0.7	0.9

Income / (loss) attributable to common stock	$17.0	$(773.4)	$105.5

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF COMPREHENSIVE INCOME / (LOSS)
	Years ended December 31,
$ in millions	2017	2016	2015
Net income / (loss)	$17.0	$(772.7)	$106.4
Available-for-sale securities activity:
Change in fair value of available-for-sale securities, net of income tax benefit / (expense) of ($0.2), ($0.1) and $0.1 for each respective period	0.5	0.2	(0.2)
Reclassification to earnings, net of income tax benefit of $0.0, $0.0 and $0.0 for each respective period	(0.1)	—	—
Net change in fair value of available-for-sale securities	0.4	0.2	(0.2)
Derivative activity:
Change in derivative fair value, net of income tax expense of ($7.2), ($8.7) and ($10.3) for each respective period	12.4	16.1	18.2
Reclassification to earnings, net of income tax benefit of $3.2, $16.4 and $5.6 for each respective period	(6.2)	(30.0)	(9.8)
Net change in fair value of derivatives	6.2	(13.9)	8.4
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $1.0, $0.0 and $0.0 for each respective period	(1.9)	(0.1)	—
Net gain / (loss) for the period, net of income tax benefit / (expense) of $0.4, $1.1 and ($1.0) for each respective period	(0.8)	(5.9)	1.7
Reclassification to earnings, net of income tax expense of ($2.3), ($1.8) and ($1.9) for each respective period	4.5	5.9	3.7
Net change in unfunded pension and postretirement obligations	1.8	(0.1)	5.4

Other comprehensive income / (loss)	8.4	(13.8)	13.6

Net comprehensive income / (loss)	$25.4	$(786.5)	$120.0

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
BALANCE SHEETS
$ in millions	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5.2	$1.6
Restricted cash	0.4	—
Accounts receivable, net (Note 2)	70.8	99.8
Inventories (Note 2)	7.3	9.3
Taxes applicable to subsequent years	71.1	67.9
Regulatory assets, current (Note 3)	23.9	0.1
Other prepayments and current assets	14.6	9.5
Assets held-for-sale - current (Note 13)	—	324.6
Total current assets	193.3	512.8

Property, plant and equipment:
Property, plant and equipment	2,247.2	2,213.5
Less: Accumulated depreciation and amortization	(987.3)	(968.9)
	1,259.9	1,244.6
Construction work in process	41.5	39.3
Total net property, plant and equipment	1,301.4	1,283.9
Other non-current assets:
Regulatory assets, non-current (Note 3)	163.2	203.9
Intangible assets, net of amortization	18.8	22.1
Other deferred assets	12.7	12.4
Total other non-current assets	194.7	238.4
Total Assets	$1,689.4	$2,035.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion - long-term debt (Note 7)	$4.6	$4.6
Short-term debt	10.0	5.0
Accounts payable	46.6	55.7
Accrued taxes	70.1	72.2
Accrued interest	0.8	2.1
Customer security deposits	21.8	15.2
Regulatory liabilities, current (Note 3)	14.8	33.7
Other current liabilities	12.9	15.2
Liabilities held-for-sale - current (Note 13)	—	157.7
Total current liabilities	181.6	361.4

Non-current liabilities:
Long-term debt (Note 7)	642.0	731.5
Deferred taxes (Note 8)	131.0	266.9
Taxes payable	75.8	72.8
Regulatory liabilities, non-current (Note 3)	221.2	130.4
Pension, retiree and other benefits (Note 9)	91.1	93.4
Unamortized investment tax credit	0.9	1.1
Asset retirement obligations	8.0	8.2
Other deferred credits	7.1	7.1
Total non-current liabilities	1,177.1	1,311.4

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
250,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	685.8	810.7
Accumulated other comprehensive loss	(36.2)	(42.5)
Accumulated deficit	(319.3)	(406.3)
Total common shareholder's equity	330.7	362.3

Total Liabilities and Shareholder's Equity	$1,689.4	$2,035.1

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF CASH FLOWS
	Years ended December 31,
$ in millions	2017	2016	2015
Cash flows from operating activities:
Net income / (loss)	$17.0	$(772.7)	$106.4
Adjustments to reconcile Net income (loss) to Net cash from operating activities
Depreciation and amortization	87.2	120.3	138.2
Amortization of deferred financing costs	1.1	2.9	2.9
Unrealized loss (gain) on derivatives	(1.0)	(4.2)	5.7
Deferred income taxes	8.1	(477.5)	(19.2)
Charge for early redemption of debt	1.1	0.5	4.8
Fixed-asset impairment	66.3	1,353.5	—
Loss / (Gain) on asset disposal	15.7	—	0.4
Changes in certain assets and liabilities:
Accounts receivable	13.3	(9.7)	28.7
Inventories	10.3	32.2	(9.1)
Prepaid taxes	—	2.7	(1.3)
Taxes applicable to subsequent years	6.4	—	(3.7)
Deferred regulatory costs, net	(23.7)	4.1	21.8
Accounts payable	(48.0)	16.0	(5.8)
Accrued taxes payable	(17.5)	(10.5)	7.3
Accrued interest payable	(1.3)	(2.0)	(5.7)
Pension, retiree and other benefits	4.3	8.6	(0.7)
Unamortized investment tax credit	(1.7)	(2.3)	(2.4)
Other	(2.2)	2.9	(11.6)
Net cash provided by operating activities	135.4	264.8	256.7
Cash flows from investing activities:
Capital expenditures	(101.7)	(128.3)	(127.0)
Decrease / (increase) in restricted cash	26.6	(11.9)	(0.3)
Purchase of renewable energy credits	(0.6)	(0.4)	(0.8)
Insurance proceeds	12.5	6.1	5.2
Other investing activities, net	0.3	1.1	0.4
Net cash used in investing activities	(62.9)	(133.4)	(122.5)
Cash flows from financing activities
Dividends and returns of capital paid to parent	(39.0)	(70.0)	(50.0)
Dividends paid on preferred stock	—	(0.7)	(0.9)
Retirement of long-term debt	(104.5)	(445.3)	(314.4)
Capital contribution from parent	70.0	—	—
Issuance of long-term debt	—	442.8	200.0
Deferred financing costs	—	(8.5)	(3.9)
Redemption on preferred stock	—	(23.5)	—
Borrowings from revolving credit facilities	40.0	—	50.0
Repayment of borrowings from revolving credit facilities	(30.0)	—	(50.0)
Borrowings from related party	30.0	10.0	35.0
Repayment of borrowings from related party	(35.0)	(40.0)	—
Other financing activities, net	(0.4)	—	—
Net cash used in financing activities	(68.9)	(135.2)	(134.2)
Cash and cash equivalents:
Net increase / (decrease) in cash	3.6	(3.8)	—
Balance at beginning of year	1.6	5.4	5.4
Cash and cash equivalents at end of year	$5.2	$1.6	$5.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$28.4	$21.4	$27.5
Income taxes (refunded) / paid, net	$28.1	$0.3	$0.8
Non-cash financing and investing activities:
Accruals for capital expenditures	$19.7	$14.8	$16.9
Equity contribution to settle liability	$—	$7.5	$—
Distribution of generation assets to subsidiary of parent	(86.2)	$—	$—

See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
STATEMENTS OF SHAREHOLDER'S EQUITY
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / Accumulated Deficit	Total
Beginning balance	41,172,173	$0.4	$803.5	$(42.3)	$381.8	$1,143.4
Year ended December 31, 2015
Net comprehensive income				13.6	106.4	120.0
Common stock dividends					(50.0)	(50.0)
Preferred stock dividends					(0.9)	(0.9)
Other			0.2			0.2
Ending balance	41,172,173	0.4	803.7	(28.7)	437.3	1,212.7
Year ended December 31, 2016
Net comprehensive loss				(13.8)	(772.7)	(786.5)
Common stock dividends					(70.0)	(70.0)
Preferred stock dividends					(0.7)	(0.7)
Other			7.0		(0.2)	6.8
Ending balance	41,172,173	0.4	810.7	(42.5)	(406.3)	362.3
Year ended December 31, 2017
Net comprehensive income				8.4	17.0	25.4
Common stock dividends			(39.0)			(39.0)
Transfer of generation assets to subsidiary of parent			(86.2)	(2.1)		(88.3)
Capital contribution from parent			70.0			70.0
Other (b)			(69.7)		70.0	0.3
Ending balance	41,172,173	$0.4	$685.8	$(36.2)	$(319.3)	$330.7

(a)	$0.01 par value, 250,000,000 shares authorized.

(b)
In the current period, we have reclassified the presentation of the December 2016 dividend payment of $70.0 million which was originally recorded as a charge to Accumulated deficit and is now presented as a charge to Other paid-in capital.

See Notes to Financial Statements.

The Dayton Power and Light Company
Notes to Financial Statements
For the years ended December 31, 2017, 2016 and 2015

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 521,000 customers located in West Central Ohio. DP&L is required to procure and provide retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Since January 2016, DP&L has been sourcing 100% of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in five coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. As a result of Generation Separation, DP&L now only has one reportable segment, Transmission and Distribution. In addition to DP&L's electric transmission and distribution businesses, the Transmission and Distribution segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which were either closed or sold in prior periods. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market.

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

DP&L employed 660 people at January 31, 2018. Approximately 53% of all employees are under a collective bargaining agreement. The current agreement, after initially being extended, expired on January 31, 2018. Under national labor law, all the terms and conditions of the expired agreement continue indefinitely, with a few exceptions. Notably, the union has the right to strike and DP&L has the right to lock out employees. We are continuing to negotiate with the union to enter into a new collective bargaining agreement. Currently, we are unable to predict the eventual outcome of these negotiations and have contingency plans to continue our operations. If we are not able to reach an agreement on terms favorable to us or to effectively implement our plans in the event that agreement is not reached, our results of operations, financial position and cash flows could be adversely impacted.

Financial Statement Presentation
DP&L does not have any subsidiaries.

DP&L has undivided ownership interests in numerous transmission facilities. These undivided interests in jointly-owned facilities are accounted for on a pro rata basis in the Financial Statements. In the fourth quarter of 2017, DP&L entered into an agreement with two other Ohio utilities to eliminate the co-ownership relationship they have had with respect to certain transmission facilities (transmission lines and substations) located in Ohio. See Note 4 – Property, Plant and Equipment for more information.

We have evaluated subsequent events through the date this report is issued.

Certain amounts from prior periods have been reclassified to conform to the current period presentation. In 2017, we have reclassified the presentation of the December 2016 dividend payment of $70.0 million which was originally recorded as a charge to Accumulated deficit and is now presented as a charge to Other paid-in capital. This reclassification was to prospectively correct an immaterial error.

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

The power sales and purchases within DP&L’s service territory are reported on a net hourly basis as revenues or purchased power on our Statements of Operations. We record expenses when purchased electricity is received and when expenses are incurred.

Allowance for Uncollectible Accounts
We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collections efforts have been exhausted.

Property, Plant and Equipment
We record our ownership share of our undivided interest in jointly-owned transmission and distribution property as an asset in property, plant and equipment. New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. For non-regulated property, cost also includes capitalized interest. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $2.0 million, $2.7 million and $2.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DP&L’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates. For DP&L’s transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.4% in 2017, 4.6% in 2016 and 2.5% in 2015. Depreciation expense was $69.6 million, $64.3 million and $64.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Regulatory Accounting
As a regulated utility, DP&L applies the provisions of FASC 980 “Regulated Operations”, which gives recognition to the ratemaking and accounting practices of the PUCO and the FERC. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory assets can also represent performance incentives permitted by the regulator. Regulatory assets have been included as allowable costs for ratemaking purposes, as authorized by the PUCO or established regulatory practices. Regulatory liabilities generally represent obligations to make refunds or future rate reductions to customers for previous over collections or the deferral of revenues collected for costs that DP&L expects to incur in the future.

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

Inventories
Inventories are carried at average cost and include materials and supplies used for utility operations.

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

Software is amortized over seven years. Amortization expense was $5.7 million, $6.7 million and $7.2 million for the years ended December 31, 2017, 2016 and 2015, respectively. The estimated amortization expense of this internal-use software over the next five years is $10.7 million ($5.1 million in 2018, $3.1 million in 2019, $1.6 million in 2020, $0.6 million in 2021 and $0.3 million in 2022).

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

DP&L files U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 8 – Income Taxes for additional information.

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

Held-for-sale Businesses
A business classified as held-for-sale is reflected on the balance sheet at the lower of its carrying amount or estimated fair value less cost to sell. A loss is recognized if the carrying amount of the business exceeds its estimated fair value less cost to sell. This loss is limited to the carrying value of long lived assets until the completion of the sale, at which point, any additional loss is recognized. If the fair value of the business subsequently exceeds the carrying amount while the business is still held-for-sale, any impairment expense previously recognized will be reversed up to the lower of the previously recognized expense or the subsequent excess.

Assets and liabilities related to a business classified as held-for-sale are segregated in the current balance sheet in the period in which the business is classified as held-for-sale. Assets and liabilities of held-for-sale businesses are classified as current when they are expected to be disposed of within twelve months. Transactions between the business held-for-sale and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. See Note 13 – Generation Separation for further information.

Discontinued Operations
Discontinued operations reporting occurs only when the disposal of a business or a group of businesses represents a strategic shift that has (or will have) a major effect on our operations and financial results. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the statement of operations and balance sheet are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing and financing activities on the face of the Statements of Cash Flows.

Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value. See Note 13 – Generation Separation for further information.

Generation Separation
With the transfer of DP&L's generation assets to an affiliate (see Note 13 – Generation Separation), DP&L's generation business is presented as a discontinued operation and the operating activities have been reclassified to "Discontinued operations" in the Statements of Operations for the years ended December 31, 2017, 2016 and 2015 and in the footnotes to the financial statements. The assets and liabilities related to the discontinued operations have been reclassified to held-for-sale in the balance sheet as of December 31, 2016.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts for the years ended December 31, 2017, 2016 and 2015 were $49.4 million, $50.9 million and $49.9 million, respectively.

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The nature of the restrictions relates to cash collected under the DMR which is restricted to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction.

We use forward contracts to reduce our exposure to changes in interest rates. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income, a component of shareholder’s equity. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us, other DPL subsidiaries and, in some cases, our partners in commonly-owned facilities we operate, for workers’ compensation, general liability, and property damage on an ongoing basis. MVIC maintains an active run-off policy for directors’ and officers’ liability and fiduciary through their expiration in 2017, which may or may not be renewed at that time. DP&L is responsible for claim costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. DP&L has estimated liabilities for medical, life, disability, and other reserves for claims costs below certain coverage thresholds of MVIC and third-party providers. We recorded these additional insurance and claims costs of approximately $4.4 million and $3.9 million at December 31, 2017 and 2016, respectively, within Other current liabilities and Other deferred credits on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DP&L are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits
We recognize in our Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes in the funded status, that would otherwise be recognized in AOCI, recorded as a regulatory asset as this can be recovered through future rates. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

We account for and disclose pension and postretirement benefits in accordance with the provisions of GAAP relating to the accounting for pension and other postretirement plans. These GAAP provisions require the use of assumptions, such as the discount rate for liabilities and long-term rate of return on assets, in determining the obligations, annual cost and funding requirements of the plans. Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

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

New Accounting Standards Issued But Not Yet Effective
2018-02, Income Statement - Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity, and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item.
Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization for the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost	This standard changes the presentation of non-service cost associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.	January 1, 2018.
We expect the adoption of this standard to result in a reclassification of non-service pension costs from Operating expenses to Other expense of $7.2 million and $7.8 million in 2017 and 2016, respectively.

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
Transition method: retrospective.
January 1, 2018
We expect the adoption of this standard to result in a reclassification from "Net cash used in investing activities" to "Net increase / (decrease) in cash" of $26.6 million and ($11.9) million in 2017 and 2016, respectively.

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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our financial statements.
2016-02, Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASUs below.	January 1, 2018.	We will adopt the standards on January 1, 2018; see below for the evaluation of the impact of its adoption on the financial statements.

ASU 2014-09 and its subsequent corresponding updates provide the principles an entity must apply to measure and recognize revenue. The core principle is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Amendments to the standard were issued that provide further clarification of the principle and to provide certain transition expedients. The standard replaces most existing revenue recognition guidance in GAAP.

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

We are assessing the standard on a contract-by-contract basis applying the interpretations reached during 2017 on key issues. This includes the application of the practical expedient for measuring progress towards satisfaction of a performance obligation, when variable quantities would be considered variable consideration versus an option to acquire additional goods and services and how to allocate variable consideration to one or more, but not all, distinct goods or services promised in a series of distinct goods or services that forms part of a single performance obligation. Additionally, we have been working on the application of the standard to contracts that are under the scope of Service Concession Arrangements (Topic 853) and assessing the gross versus net presentation for spot energy sale and purchases. Through this assessment to date, we have not identified any situations where revenue recognized under FASC 606 could differ from that recognized under FASC 605 or where the presentation of sales to and purchases from the spot markets will change. Given the limited impact, we expect to use the modified retrospective approach.

We are continuing to work with various non-authoritative industry groups and continue to monitor the FASB and Transition Resource Group activity as we finalize our accounting policy on these and other industry-specific interpretive issues.

ASU 2016-02 and its subsequent corresponding updates require lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For Lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.

The standard requires modified retrospective adoption at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB proposed amending the standard to give another option for transition. The proposed transition method would allow entities to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption. Under the proposed transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and entities can elect to use hindsight when assessing the impairment of right-of-use assets.

We have established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the identification and selection of a lease accounting system that would support the implementation and the subsequent accounting. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

As we have preliminarily concluded that at transition we would be using the package of practical expedients, the main impact expected as of the effective date is the recognition of the right to use asset and the related liability in the financial statements for all those contracts that contain a lease and for which we are the lessee. However, income statement presentation and the expense recognition pattern is not expected to change.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of today's real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to FASC 842, the lease receivable does not include variable payments that depend on the use of the asset (e.g. Mwh produced by a facility). Therefore, the lease receivable could be lower than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying is recognized as a selling loss at lease commencement. We are assessing situations for which this guidance would apply.

Note 2 – Supplemental Financial Information

	December 31,
$ in millions	2017	2016
Accounts receivable, net
Unbilled revenue	$18.0	$43.0
Customer receivables	44.2	45.9
Amounts due from partners in jointly-owned stations	5.0	4.0
Other	4.7	8.1
Provisions for uncollectible accounts	(1.1)	(1.2)
Total accounts receivable, net	$70.8	$99.8

Inventories, at average cost
Plant materials and supplies	$6.9	$6.9
Other	0.4	2.4
Total inventories, at average cost	$7.3	$9.3

Accumulated Other Comprehensive Income (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2017, 2016 and 2015 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Statements of Operations	Years ended December 31,
$ in millions		2017	2016	2015
Gains and losses on Available-for-sale securities activity (Note 5):
	Other deductions	$(0.1)	$—	$—
	Income tax expense from continuing operations	—	—	—
	Net of income taxes	(0.1)	—	—

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.9)	(1.0)	(1.1)
	Income tax expense from continuing operations	0.2	0.2	0.2
	Loss from discontinued operations	(8.5)	(45.4)	(14.3)
	Income tax benefit from discontinued operations	3.0	16.2	5.4
	Net of income taxes	(6.2)	(30.0)	(9.8)

Amortization of defined benefit pension items (Note 9):
	Operation and maintenance	6.8	7.7	5.6
	Income tax expense from continuing operations	(2.3)	(1.8)	(1.9)
	Net of income taxes	4.5	5.9	3.7

Total reclassifications for the period, net of income taxes		$(1.8)	$(24.1)	$(6.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2017 and 2016 are as follows:

$ in millions	Gains / (losses) on available-for-sale securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at December 31, 2015	$0.5	$11.2	$(40.4)	$(28.7)

Other comprehensive income / (loss) before reclassifications	0.2	16.1	(6.0)	10.3
Amounts reclassified from accumulated other comprehensive income / (loss)	—	(30.0)	5.9	(24.1)
Net current period other comprehensive income / (loss)	0.2	(13.9)	(0.1)	(13.8)

Balance at December 31, 2016	0.7	(2.7)	(40.5)	(42.5)

Other comprehensive income / (loss) before reclassifications	0.5	12.4	(2.7)	10.2
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(6.2)	4.5	(1.8)
Net current period other comprehensive income	0.4	6.2	1.8	8.4

Transfer of generation assets to subsidiary of parent	—	(2.1)	—	(2.1)

Balance at December 31, 2017	$1.1	$1.4	$(38.7)	$(36.2)

Note 3 – Regulatory Matters

In January 2017, DP&L filed a settlement in its 2017 ESP case and filed an amended stipulation on March 13, 2017, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The 2017 ESP establishes DP&L's framework for providing retail service on a going forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms. The signatory parties agreed to a six-year settlement that provides a framework for energy rates and defines components which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure with an option for DP&L to file for an extension of the rider for an additional two years in an amount subject to approval by the PUCO;

•
The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which is to be established in a separate DP&L distribution rate case;

•
A non-bypassable Reconciliation Rider permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s investment in OVEC and DP&L's OVEC related costs;

•
Implementation by DP&L of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing, rates, riders and competitive retail market enhancements, with tariffs consistent with the order. These riders became effective November 1, 2017;

•	A commitment to commence a sale process to sell our ownership interests in the Miami Fort, Zimmer and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L;

•	Restrictions on DPL making dividend or tax sharing payments and an obligation to convert then existing tax payments owed by DPL to AES into equity investments in DPL;

•	Various other riders and competitive retail market enhancements.

As part of the normal review and approval process, the PUCO‘s order approving the 2017 ESP settlement is subject to rehearing requests. Several parties, including DP&L, applied for a rehearing. Those rehearing applications are still pending.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. The 2017 ESP maintains DP&L’s return on equity SEET threshold at 12% and provides that DMR amounts are excluded from the SEET calculation. A stipulation was reached with the PUCO staff agreeing that DP&L did not exceed the SEET threshold for 2015, which was approved by the PUCO on September 6, 2017. On May 15, 2017, DP&L filed its application to demonstrate that it did not have significantly excessive earnings for calendar year 2016. That case is still pending. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows.

The DOE issued a Notice of Proposed Rule Making on September 29, 2017, which directed the FERC to exercise its authority to set just and reasonable rates that recognize the “resiliency” value provided by generation plants with certain characteristics, including having 90-days or more of on-site fuel and operating in markets where they do not receive rate base treatment through state ratemaking. Nuclear and coal-fired generation plants would have been most likely to be able to meet the requirements. As proposed, the DOE would value resiliency through rates that recover “compensable costs” that were defined to include the recovery of operating and fuel expenses, debt service and a fair return on equity. On January 8, 2018, the FERC issued an order terminating this docket stating that it failed to satisfy the legal requirements of Section 206 of the Federal Power Act of 1935. The FERC initiated a new docket to take additional steps to explore resilience issues in RTOs/ISOs. The goal of this new proceeding is to: (1) develop a common understanding among the FERC, State Commissions, RTOs, transmission owners, and others as to what resilience of the bulk power system means and requires; (2) understand how each RTO and ISO assesses resilience in its geographic footprint; and (3) use this information to evaluate whether additional action regarding resilience is appropriate at this time. We are not able at this time to predict the impact of this proceeding on our business, financial condition or results of operations.

Impact of tax reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the ESP, DPL will not make tax sharing payments and if DP&L's rates are reduced as a result of the TCJA, our cash flows could be adversely affected. It is too early to determine whether this proceeding may have a material impact on DP&L's business, financial condition or results of operations.

Regulatory assets and liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $187.1 million and $204.0 million at December 31, 2017 and 2016, respectively, and total regulatory liabilities of $236.0 million and $164.1 million at December 31, 2017 and 2016, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DP&L’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2017	2016
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2018	$23.9	$0.1
Total regulatory assets, current			23.9	0.1
Regulatory assets, non-current:
Pension benefits	B	Ongoing	92.4	97.6
Deferred recoverable income taxes	B/C	Ongoing	—	35.9
Unrecovered OVEC charges	D	Undetermined	27.8	21.0
Fuel costs	B	2020	9.3	15.4
Regulatory compliance costs	B	2020	9.2	12.4
Rate case costs	B	Undetermined	8.1	6.3
Smart grid and AMI costs	B	Undetermined	7.3	7.3
Unamortized loss on reacquired debt	B	Various	7.0	8.0
Deferred storm costs	A	Undetermined	2.1	—
Total regulatory assets, non-current			163.2	203.9

Total regulatory assets			$187.1	$204.0

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2018	$14.8	$33.7
Total regulatory liabilities, current			14.8	33.7
Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	132.8	126.5
Deferred income taxes payable through rates		Various	83.4	—
Postretirement benefits	B	Ongoing	5.0	3.9
Total regulatory liabilities, non-current			221.2	130.4

Total regulatory liabilities			$236.0	$164.1

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Balance has an offsetting liability resulting in no effect on rate base.
D – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. DP&L is earning a return on $12.5 million of this deferral. These items include undercollection of: (i) Distribution Modernization Rider revenues, (ii) certain transmission related costs, and (iii) declines in net revenues resulting from implementation of energy efficiency programs. It also includes the current portion of the following deferred costs which are described in greater detail below: unbilled fuel, Regulatory Compliance Rider costs and deferred storm costs. As current liabilities, this includes overcollection of: (i) competitive bidding energy and auction costs, (ii) energy efficiency program costs, (iii) alternative energy rider, (iv) economic development rider and (v) uncollectible rider.

Pension benefits represent the qualifying FASC 715 “Compensation - Retirement Benefits” costs of our regulated operations that for ratemaking purposes are deferred for future recovery. We recognize an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. This regulatory asset represents the regulated portion that would otherwise be charged as a loss to OCI. As per PUCO and FERC precedents, these costs are probable of future rate recovery.

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through DP&L’s fuel rider from October 2014 through October 2017. DP&L expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, such costs are being recovered through DP&L’s Reconciliation Rider which was authorized as part of the 2017 ESP.

Fuel costs represent unrecovered fuel costs related to DP&L’s fuel rider from 2010 through 2015 resulting from a declining SSO customer base. DP&L was granted recovery of these costs without a return through the SSO as approved in the 2017 ESP. These costs are being recovered over the three-year period that began November 1, 2017.

Regulatory compliance costs represent the long-term portion of the regulatory compliance rider which was established by the 2017 ESP to recover the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. The majority of these costs are being recovered over the three-years beginning November 1, 2017. Recovery of a small portion of the Generation Separation costs, including ongoing costs, will be sought in a future proceeding.

Rate case costs represents costs associated with preparing a distribution rate case and ESP. DP&L has requested recovery of these costs which do not earn a return, as part of its pending distribution rate case filing.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. On October 19, 2010, DP&L elected to withdraw its case pertaining to the Smart Grid and AMI programs. The PUCO accepted the withdrawal in an order issued on January 5, 2011. The PUCO also indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. This plan is currently under development and we plan to seek recovery of these deferred costs, which currently do not earn a return, in a regulatory rate proceeding in the near future. Based on PUCO precedent, we believe these costs are probable of future recovery in rates.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2016 and 2017. The 2017 ESP granted DP&L approval to establish a rider by which to seek recovery of these types of costs with a return. DP&L filed to recover 2016 storm costs on February 2, 2018 and expects to file to recover 2017 costs later in 2018. Recovery of these costs is probable by 2019, but not certain.

Estimated costs of removal - regulated property reflect an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

Deferred income taxes payable to customers represent deferred income tax assets recognized from the normalization of flow-through items as the result of taxes previously charged to customers. A deferred income tax asset or liability is created from a difference in income recognition between tax laws and accounting methods. As a regulated utility, DP&L includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets. The 2016 regulatory asset of $35.9 million represents the portion of DP&L’s deferred income tax asset that we believed would be recovered through future rates, without interest, based upon established regulatory practices. That 2016 asset was based upon an expected future federal income tax rate of 35%. On December 22, 2017, the TCJA was signed, which includes a provision to, among other things, reduce the federal corporate income tax rate to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, DP&L remeasured their deferred income tax assets and liabilities using the new expected tax rate. DP&L believes that the portion of the reduction in the net deferred tax liability which is related to deferred taxes considered in ratemaking will be used in future ratemaking to reduce jurisdictional retail rates. Accordingly, the related regulatory asset became a 83.4 million regulatory liability.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DP&L’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$414.6	2.4%	$421.1	2.3%
Distribution	1,735.9	3.4%	1,693.5	3.2%
General	31.2	3.1%	31.6	3.2%
Non-depreciable	64.6	N/A	63.5	N/A
Total regulated	2,246.3		2,209.7
Unregulated:
Other	0.2	2.7%	0.3	2.7%
Non-depreciable	0.7	N/A	3.5	N/A
Total unregulated	0.9		3.8

Total property, plant and equipment in service	$2,247.2	3.4%	$2,213.5	4.6%

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

Changes in the Liability for Generation AROs

$ in millions
Balance at December 31, 2015	$5.0
Calendar 2016
Additions	2.7
Accretion expense	0.3
Settlements	0.2
Balance at December 31, 2016	8.2
Calendar 2017
Accretion expense	0.1
Settlements	(0.3)
Balance at December 31, 2017	$8.0

See Note 5 – Fair Value for further discussion on current year ARO additions.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $132.8 million and $126.5 million in estimated costs of removal at December 31, 2017 and 2016, respectively, as regulatory liabilities for our transmission and distribution property.

These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

$ in millions
Balance at December 31, 2015	$121.8
Calendar 2016
Additions	11.7
Settlements	(7.0)
Balance at December 31, 2016	126.5
Calendar 2017
Additions	12.0
Settlements	(5.7)
Balance at December 31, 2017	$132.8

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2017 and 2016. See also Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2017		December 31, 2016
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.4	$0.4
Equity securities	2.5	4.2	2.4	3.4
Debt securities	4.3	4.3	4.4	4.4
Hedge funds	0.1	0.2	—	0.1
Real estate	—	—	0.3	0.3
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.3	$9.1	$7.6	$8.7

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt (a)	$646.6	$658.4	$735.7	$750.1

(a)	Amounts exclude immaterial capital lease obligations in 2016

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

We did not have any transfers of the fair values of our financial instruments between Level 1 and Level 2 of the fair value hierarchy during the years ended December 31, 2017 and 2016.

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

DP&L had $1.7 million ($1.1 million after tax) in unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2017 and $1.1 million ($0.7 million after tax) in unrealized gains and immaterial unrealized losses in AOCI at December 31, 2016.

During the year ended December 31, 2017, $0.9 million ($0.6 million after tax) of various investments were sold to facilitate the distribution of benefits. Over the next twelve months, an immaterial amount of unrealized gains is expected to be reversed to earnings.

The fair value of assets and liabilities at December 31, 2017 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2017 (a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.3	$0.3	$—	$—
Equity securities	4.2	—	4.2	—
Debt securities	4.3	—	4.3	—
Hedge funds	0.2	—	0.2	—
Real estate	—	—	—	—
Tangible assets	0.1	—	0.1	—
Total Master trust assets	9.1	0.3	8.8	—
Derivative assets
Interest rate hedges	1.8	—	1.8	—
Total derivative assets	1.8	—	1.8	—

Total assets	$10.9	$0.3	$10.6	$—

Liabilities
Long-term debt	$658.4	$—	$640.6	$17.8

Total liabilities	$658.4	$—	$640.6	$17.8

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations
The fair value of assets and liabilities at December 31, 2016 and the respective category within the fair value hierarchy for DP&L was determined as follows:

Assets and Liabilities at Fair Value
		Level 1	Level 2	Level 3
$ in millions	Fair Value at December 31, 2016 (a)	Based on Quoted Prices in Active Markets	Other observable inputs	Unobservable inputs
Assets
Master trust assets
Money market funds	$0.4	$0.4	$—	$—
Equity securities	3.4	—	3.4	—
Debt securities	4.4	—	4.4	—
Hedge funds	0.1	—	0.1	—
Real estate	0.3	—	0.3	—
Tangible assets	0.1	—	0.1	—

Total assets	$8.7	$0.4	$8.3	$—

Liabilities
Long-term debt (b)	$750.1	$—	$732.1	$18.0

Total liabilities	$750.1	$—	$732.1	$18.0

(a)	Includes credit valuation adjustment

(b)	Amounts exclude immaterial capital lease obligations

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for financial contracts, such as money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•	Level 2 inputs are used to value derivatives such as interest rate hedges. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•	Level 3 inputs are used to value some debt which is not publicly traded. Our Level 3 inputs are immaterial to our derivative balances as a whole and as such no further disclosures are presented.

Approximately 100% of the inputs to the fair value of our derivative instruments are from quoted market prices.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. AROs for asbestos, ash landfill, underground storage tanks, and river structures decreased by a net amount of $0.2 million ($0.1 million after tax) and increased by a net amount of $3.2 million ($2.1 million after tax) December 31, 2017 and 2016, respectively. See Note 4 – Property, Plant and Equipment for more information about AROs.

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

DP&L's interest rate swaps are designated as a cash flow hedge. At December 31, 2017 and 2016, the principal balance of the interest rate hedges was $200.0 million.

Cash flow hedges
As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring. The ineffective portion of the cash flow hedge is recognized in earnings in the current period. All risk components were considered to determine the hedge effectiveness of the cash flow hedges.

We have two interest rate swaps to hedge the variable interest on our $200.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $200.0 million and will settle monthly based on a one-month LIBOR. We use the income approach to value the swaps, which consists of forecasting future cash flows based on contractual notional amounts and applicable and available market data as of the valuation date. The most common market data inputs used in the income approach include volatilities, spot and forward benchmark interest rates (LIBOR). Forward rates with the same tenor as the derivative instrument being valued are generally obtained from published sources, with these forward rates being assessed quarterly at a portfolio-level for reasonableness versus comparable published rates. We reclassify gains and losses on the swaps out of AOCI and into earnings in those periods in which hedged interest payments occur.

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2017		2016		2015
$ in millions (net of tax)	Power	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI	$(4.3)	$1.6	$9.2	$2.0	$0.2	$2.6

Net gains / (losses) associated with current period hedging transactions	10.7	1.7	15.7	0.4	18.2	—
Net gains / (losses) reclassified to earnings:
Interest expense	—	(0.7)	—	(0.8)	—	(0.6)
Loss from discontinued operations	(5.5)	—	(29.2)	—	(9.2)	—
Transfer of generation assets to subsidiary of parent	$(2.1)	$—	$—	$—	$—	$—
Ending accumulated derivative gain / (loss) in AOCI	$(1.2)	$2.6	$(4.3)	$1.6	$9.2	$2.0

Portion expected to be reclassified to earnings in the next twelve months		$(0.7)

Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		32

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial in the periods presented.

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

			December 31,
	Hedging Designation	Balance sheet classification	2017	2016
Interest Rate Hedges in an Asset Position	Cash Flow Hedge	Other Deferred Assets
Gross Fair Value as presented in the Balance Sheets			$1.8	$1.2

Interest Rate Hedges in a Liability Position	Cash Flow Hedge	Other Current Liabilities
Gross Fair Value as presented in the Balance Sheets			$—	$0.7

Note 7 – Debt

Long-term debt is as follows:

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2017	December 31, 2016
Term loan - rates from: 4.01% - 4.60% (a) and 4.00% - 4.01% (b)		2022	$440.6	$445.0
Tax-exempt First Mortgage Bonds	4.8%	2036	—	100.0
Tax-exempt First Mortgage Bonds - rates from: 1.52% - 1.92% (a) and 1.29% - 1.42% (b)		2020	200.0	200.0
U.S. Government note	4.2%	2061	17.8	18.0
Capital leases			—	0.4
Debt classified as held-for-sale			—	(13.4)
Unamortized deferred financing costs			(9.8)	(11.7)
Unamortized debt discount			(2.0)	(2.2)
Total long-term debt			646.6	736.1
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$642.0	$731.5

(a)	Range of interest rates for the year ended December 31, 2017.

(b)	Range of interest rates for the year ended December 31, 2016.

At December 31, 2017, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2018	$4.6
2019	4.6
2020	204.6
2021	4.6
2022	422.9
Thereafter	17.1
658.4
Unamortized discounts and premiums, net	(2.0)
Total long-term debt	$656.4

Significant transactions
On January 3, 2018, DP&L and its lenders amended DP&L's Term Loan B credit agreement. The amendment (a) modified the definition of "applicable rate", from 2.25% per annum to 1.00% per annum - in the case of the Base Rate, and from 3.25% per annum to 2.00% per annum - in the case of the Eurodollar Rate, and (b) included a "call protection" provision which stated that in the event the loan was repriced or any portion of the loans were prepaid, repaid, refinanced, substituted, or replaced on or prior July 3, 2018, such prepayment, acceleration, repayment, refinancing, substitution or replacement would be made at 101% of the principal amount so prepaid, repaid, refinanced, substituted or replaced. After July 3, 2018 any such transaction would occur at 100% of the principal amount of the then outstanding loans.

On May 26, 2017, DP&L commenced a tender offer to purchase any and all of the outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). By June 23, 2017, or the expiration date of the tender, $8.1 million of the outstanding bonds were tendered. On June 26, 2017, DP&L accepted all of the tendered bonds, redeemed and retired them. On July 7, 2017, DP&L notified the Ohio Air Quality Development Authority and the Trustee of the same First Mortgage Bonds that DP&L was going to call at par value (plus accrued and unpaid interest) $21.9 million of these bonds. This call was completed on August 7, 2017. On September 28, 2017, DP&L issued an irrevocable call notice to purchase all of the remaining outstanding 4.8% tax-exempt First Mortgage Bonds at par value (plus accrued and unpaid interest). As of September 30, 2017, all of the bonds were either redeemed or defeased. This was done to facilitate Generation Separation and the release of the DP&L generation assets from the lien of DP&L's First and Refunding Mortgage. The redemption of the $70.0 million principal amount of bonds was completed on October 30, 2017.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth in each agreement (which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L was able to ensure compliance with the Total Debt to Total Capitalization ratio through October 1, 2017, the date Generation Separation occurred. After Generation Separation, and per the terms of the original agreement (before any amendment), the required Total Debt to Total Capitalization ratio increased from 0.65 to 1.00 to 0.75 to 1.00. On September 30, 2017, DP&L's adjusted (excluding impairments) Total Debt to Total Capitalization was 0.61 to 1.00 and as of December 31, 2017 it was 0.67 to 1.00. After Generation Separation occurred, the calculation of this covenant is on an unadjusted basis. The amendment also changed, for each agreement, the dates after Generation Separation during which compliance with the Total Capitalization ratio detailed above will be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L (or from October 1, 2017 through September 30, 2018). Generation Separation occurred on October 1, 2017.

On December 31, 2016, DP&L borrowed $5.0 million from DPL at an interest rate of 3.02%. The notes were due on or before January 30, 2017 and were repaid on the maturity date.

On August 24, 2016, DP&L refinanced its 1.875% First Mortgage Bonds due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022 and secured by a pledge of DP&L First Mortgage Bonds. The variable rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%. Up to the maturity date but not starting until March 31, 2017, the loan amortizes 0.25% of the initial principal balance quarterly and contains covenants and restrictions that are generally consistent with existing DP&L credit agreements.

Debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015, containing representations, warranties, covenants and defaults consistent with those contained in the revolving credit facilities loan documents of DP&L) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. The second financial covenant measures EBITDA to Interest Expense. The EBITDA to Interest Expense ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period.

DP&L’s revolving credit facility and Bond Purchase and Covenants Agreement (financing document entered into in connection with the issuance of the $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015, containing representations, warranties and covenants consistent with those contained in DP&L's revolving credit facilities loan documents) have two financial covenants. First, prior to the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, DP&L’s Total Debt to Total Capitalization may not be greater than 0.65 to 1.00 at any time; and, on and after the date of completion of the separation of DP&L’s generation assets from its transmission and distribution assets, which occurred October 1, 2017, DP&L’s Total Debt to Total Capitalization may not be greater than 0.75 to 1.00 at any time. Except that after separation required compliance with this financial covenant shall be suspended (a) any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc., as determined in accordance with the terms of the revolving credit facility or (b) for the time period January 1, 2017 to December 31, 2017 (as modified by the amendment described below) if DP&L’s long-term indebtedness (as determined by the PUCO) is less than or equal to $750.0 million. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt.

On February 21, 2017, DP&L and its lenders amended DP&L’s revolving credit agreement and Bond Purchase and Covenant Agreement. These amendments modified the definition of Consolidated Net Worth in each agreement

(which is used for measuring the Total Debt to Total Capitalization ratio under each of the agreements), to exclude, through March 31, 2018, non-cash charges related directly to impairments of coal generation assets in DP&L's fiscal quarter ending December 31, 2016 and thereafter. With this amendment, DP&L was able to ensure compliance with the Total Debt to Total Capitalization ratio through October 1, 2017, the date Generation Separation occurred. After Generation Separation, and per the terms of the original agreement (before any amendment), the required Total Debt to Total Capitalization ratio increased from 0.65 to 1.00 to 0.75 to 1.00. On September 30, 2017, DP&L's adjusted (excluding impairments) Total Debt to Total Capitalization was 0.61 to 1.00 and as of December 31, 2017 it was 0.67 to 1.00. After Generation Separation occurred, the calculation of this covenant is on an unadjusted basis. The amendment also changed, for each agreement, the dates after Generation Separation during which compliance with the Total Capitalization ratio detailed above will be suspended if long-term indebtedness, as determined by the PUCO, is less than or equal to $750.0 million. As noted above this time period previously was January 1, 2017 to December 31, 2017, and is now the twelve months immediately subsequent to the separation of the generation assets from DP&L (or from October 1, 2017 through September 30, 2018). Generation Separation occurred on October 1, 2017.

As of December 31, 2017, DP&L was in compliance with all debt covenants, including the financial covenants described above and did not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Note 8 – Income Taxes

DP&L’s components of income tax expense on continuing operations were as follows:

	Years ended December 31,
$ in millions	2017	2016	2015
Computation of tax expense
Federal income tax expense (a)	$31.0	$50.1	$65.8
Increases (decreases) in tax resulting from:
State income taxes, net of federal effect	0.4	0.4	0.4
Depreciation of AFUDC - Equity	1.2	3.0	(3.1)
Investment tax credit amortized	(0.3)	(0.4)	(0.4)
Accrual (settlement) for open tax years	(0.5)	3.4	—
Other, net (b)	(0.7)	(10.5)	(3.7)
Total tax expense	$31.1	$46.0	$59.0

Components of tax expense
Federal - current	$13.5	$37.7	$68.3
State and Local - current	0.2	0.5	0.9
Total current	13.7	38.2	69.2

Federal - deferred	17.0	7.7	(9.9)
State and local - deferred	0.4	0.1	(0.3)
Total deferred	17.4	7.8	(10.2)
Total tax expense	$31.1	$46.0	$59.0

(a)	The statutory tax rate of 35% was applied to pre-tax earnings.

(b)	Includes expense / (benefit) of $0.0 million, $(0.4) million and $0.1 million in the years ended December 31, 2017, 2016 and 2015, respectively, of income tax related to adjustments from prior years.

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DP&L's effective tax rate, as a percentage of income from continuing operations before taxes for the years ended December 31, 2017, 2016 and 2015:

	Years ended December 31,
	2017	2016	2015
Statutory Federal tax rate	35.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	0.4%	0.3%	0.2%
AFUDC - Equity	1.4%	2.1%	(1.7)%
Amortization of investment tax credits	(0.4)%	(0.3)%	(0.2)%
Other - net	(1.3)%	(5.1)%	(2.1)%
Effective tax rate	35.1%	32.0%	31.2%

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

Components of Deferred Tax Assets and Liabilities
	December 31,
$ in millions	2017	2016
Net non-current assets / (liabilities)
Depreciation / property basis	$(126.5)	$(238.0)
Income taxes recoverable / (payable)	11.0	(12.2)
Regulatory assets	(23.9)	(9.1)
Investment tax credit	0.4	0.4
Compensation and employee benefits	17.6	(0.3)
Other	(9.6)	(7.7)
Net non-current liabilities	$(131.0)	$(266.9)

U. S Tax Reform
On December 22, 2017, the U.S. enacted the TCJA. The TCJA significantly changes U.S. corporate income tax law.

We recognized the income tax effects of the TCJA in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of FASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. Accordingly, our financial statements reflect the income tax effects of U.S. tax reform for which the accounting is complete and provisional amounts for those impacts for which the accounting under FASC 740 is incomplete, but a reasonable estimate could be determined.

We have calculated our best estimate of the impact of the TCJA in our income tax provision for the year ended December 31, 2017 in accordance with our understanding of the TCJA and guidance available as of the date of this filing.

Certain deferred tax assets and liabilities were remeasured as the rates changed from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurement of deferred tax assets and liabilities related to regulated utility property of $135.2 million was recorded as a regulatory liability, which was a non-cash adjustment. Additional time is required to finalize remeasurement effects in accordance with GAAP.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2017	2016	2015
Tax expense / (benefit)	$4.0	$(7.0)	$7.5

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits for DP&L is as follows:

$ in millions
Balance at December 31, 2015	$3.0
Calendar 2016
Tax positions taken during prior period	3.4
Lapse of Statute of Limitations	(1.5)
Balance at December 31, 2016	4.9
Calendar 2017
Tax positions taken during prior period	—
Lapse of Statute of Limitations	(0.1)
Balance at December 31, 2017	$4.8

Of the December 31, 2017 balance of unrecognized tax benefits, $0.9 million is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and tax expense / (benefit) recorded were not material for each period presented.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,300 for 2017 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.1 million, $5.1 million and $4.9 million in the years ended December 31, 2017, 2016 and 2015, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year. For 2017, the annual bonus amount is yet to be determined and paid; pending the results of negotiations with the bargaining unit.

Defined benefit plans
DP&L sponsors a traditional defined benefit pension plan for most of the employees of DPL and its subsidiaries. For collective bargaining employees, the defined benefits are based on a specific dollar amount per year of service. For all other employees (management employees), the traditional defined benefit pension plan is based primarily on compensation and years of service. As of December 31, 2010, this traditional pension plan formula was closed to new management employees. A participant is 100% vested in all amounts credited to his or her account upon the completion of five vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Effective January 1, 2014, the Service Company began providing services including accounting, legal, human resources, information technology and other corporate services on behalf of companies that are part of the U.S. SBU, including among other companies, DPL and DP&L. Employees that transferred from DP&L to the Service Company maintain their previous eligibility to participate in the DP&L pension plan. In addition, employees that transferred from DP&L to AES Ohio Generation due to Generation Separation maintain their previous eligibility to participate in the DP&L pension plan.

Almost all management employees beginning employment on or after January 1, 2011 participate in a cash balance pension plan formula. Similar to the traditional pension plan for management employees, the cash balance benefits are based on compensation and years of service. A participant shall become 100% vested in all amounts credited to his or her account upon the completion of three vesting years, as defined in The Dayton Power and Light Company Retirement Income Plan, or the participant’s death or disability. If a participant’s employment is terminated, other than by death or disability, prior to such participant becoming 100% vested in his or her account, the account shall be forfeited as of the date of termination. Vested benefits in the cash balance plan are fully portable upon termination of employment.

In addition, we have a Supplemental Executive Retirement Plan (SERP) for certain retired key executives. The SERP has an immaterial unfunded liability related to agreements for retirement benefits of certain terminated and retired key executives. We also include our net liability to our partners in our co-owned generating plants related to our share of their pension liabilities within Pension, retiree and other benefits on our Balance Sheets.

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

Postretirement benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays the majority of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $12.7 million and $15.8 million at December 31, 2017 and 2016, respectively, were not material to the financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plan's obligations and assets recorded on the Balance Sheets at December 31, 2017 and 2016. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.1 million and $1.3 million of costs billed to the service company for the years ended December 31, 2017 and 2016 or $0.7 million of costs billed to AES Ohio Generation for the year ended December 31, 2017.

$ in millions	Years ended December 31,
Change in benefit obligation	2017	2016
Benefit obligation at January 1	$419.6	$410.8
Service cost	5.7	5.7
Interest cost	14.2	14.7
Plan curtailment	3.0	2.5
Actuarial loss	28.1	9.0
Benefits paid	(33.7)	(23.1)
Benefit obligation at December 31	436.9	419.6

Change in plan assets
Fair value of plan assets at January 1	341.0	345.4
Actual return on plan assets	44.8	13.3
Employer contributions	5.4	5.4
Benefits paid	(33.7)	(23.1)
Fair value of plan assets at December 31	357.5	341.0

Unfunded status of plan	$(79.4)	$(78.6)

	December 31,
Amounts recognized in the Balance sheets	2017	2016
Current liabilities	$(0.4)	$(0.4)
Non-current liabilities	(79.0)	(78.2)
Net liability at end of year	$(79.4)	$(78.6)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$6.7	$8.8
Net actuarial loss	148.3	108.9
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$155.0	$117.7
Recorded as:
Regulatory asset	$92.2	$97.1
Accumulated other comprehensive income	62.8	20.6
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$155.0	$117.7

The accumulated benefit obligation for our defined benefit pension plans was $428.3 million and $409.2 million at December 31, 2017 and 2016, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2017	2016	2015
Service cost	$5.7	$5.7	$7.1
Interest cost	14.2	14.7	17.3
Expected return on assets	(22.8)	(22.8)	(22.6)
Plan curtailment	5.6	5.7	—
Amortization of unrecognized:
Actuarial loss	8.7	7.2	9.8
Prior service cost	1.5	3.0	3.3
Net periodic benefit cost	$12.9	$13.5	$14.9

Rates relevant to each year's expense calculations
Discount rate	4.28%	4.49%	4.02%
Expected return on plan assets	6.50%	6.50%	6.50%

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2017	2016	2015
Net actuarial loss / (gain)	$9.1	$20.9	$(3.0)
Prior service cost	—	—	—
Plan curtailment	(5.6)	(5.7)	—
Reversal of amortization item:
Net actuarial loss	(8.7)	(7.2)	(9.8)
Prior service cost	(1.5)	(3.0)	(3.3)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(6.7)	$5.0	$(16.1)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$6.2	$18.5	$(1.2)

Estimated amounts that will be amortized from AOCI, Regulatory assets and Regulatory liabilities into net periodic benefit costs during 2018 are:

$ in millions	Pension
Actuarial loss	$9.4
Prior service cost	$1.4

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

At December 31, 2017, we are decreasing our long-term rate of return assumption to 6.25% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2017, we have decreased our assumed discount rate to 3.66% from 4.28% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2018 pension expense of approximately $3.4 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2018 pension expense of approximately $3.4 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately

$0.6 million to 2018 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.6 million to 2018 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2017. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

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

The weighted average assumptions used to determine benefit obligations at December 31, 2017, 2016 and 2015 were:

Benefit Obligation Assumptions	Pension
	2017	2016	2015
Discount rate for obligations	3.66%	4.28%	4.49%
Rate of compensation increases	3.94%	3.94%	3.94%

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

Long-term strategic asset allocation guidelines, as well as short-term tactical asset allocation guidelines, are determined by a Risk/Advisory Committee and approved by a Fiduciary Committee. These allocations consider the plan’s long-term objectives. The long-term target allocations for plan assets are 24% – 52% for equity securities and 47% – 65% for fixed income securities. Equity securities include U.S. and international equity, while fixed income securities include long-duration and high-yield bond funds and emerging market debt funds.

Tactically, the committees, on a short-term basis, will make asset allocations that are outside the long-term allocation guidelines. The short-term allocation positions are likely to not exceed one-year in duration. In addition to the equity and fixed income investments, the short-term allocation may also include a relatively small allocation to alternative investments. The plan currently has a small target allocation in a core property fund.

Most of our plan assets are measured using quoted, observable prices which are considered Level One inputs in the Fair Value Hierarchy. The Core Property Collective Fund is measured using Level Two inputs that are quoted prices for identical assets in markets that are less active.

The following table summarizes our target pension plan allocation for 2017:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2017	2016
Equity Securities	38%	35%	37%
Debt Securities	56%	55%	53%
Real Estate	6%	10%	10%

The fair values of our pension plan assets at December 31, 2017 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2017
$ in millions	Market Value at December 31, 2017	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$78.2	$78.2	$—	$—
International equities (a)	46.3	46.3	—	—
Fixed income (b)	163.3	163.3	—	—
Fixed income securities:
U.S. Treasury securities	33.5	33.5	—	—
Other investments:
Core property collective fund (c)	36.2	—	36.2	—
Total pension plan assets	$357.5	$321.3	$36.2	$—

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

The fair values of our pension plan assets at December 31, 2016 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2016
$ in millions	Market Value at December 31, 2016	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$81.4	$81.4	$—	$—
International equities (a)	44.4	44.4	—	—
Fixed income (b)	151.1	151.1	—	—
Fixed income securities:
U.S. Treasury securities	31.0	31.0	—	—
Other investments: (c)
Core property collective fund	33.1	—	33.1	—
Common collective fund	—	—	—	—
Total pension plan assets	$341.0	$307.9	$33.1	$—

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

Pension funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $5.0 million to the pension plan in each of the years ended December 31, 2017, 2016 and 2015.

We expect to make contributions of $0.4 million to our SERP in 2018 to cover benefit payments. We made contributions of $7.5 million to our pension plan during January 2018.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 99%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $7.5 million in 2018, which includes $2.2 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2018	$28.4
2019	$28.2
2020	$27.9
2021	$27.6
2022	$27.3
2023 - 2027	$131.3

Note 10 – Equity

Redeemable Preferred Stock
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

Common Stock
DP&L has 250,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2017. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio of at least 50 percent and not to have a negative retained earnings balance. After the fixed-asset impairments recorded during the first quarter of 2017 and the second and fourth quarters of 2016 and as of December 31, 2017, DP&L's equity ratio was 33% and its retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L.

Equity settlement of related party payable
In 2016, DP&L settled a $7.5 million payable to DPL relating to income taxes. This payable balance was settled through equity and DPL's investment in DP&L was increased by $7.5 million as consideration for extinguishing the payable.

Capital Contribution and Returns of Capital
In 2017, DP&L received a $70.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $39.0 million to DPL. In connection with Generation Separation, DP&L recorded $86.2 million as a return of capital. See Note 13 – Generation Separation for more information.

In 2016, DP&L made a dividend payment of $70.0 million to DPL.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2017, DP&L could be responsible for the repayment of 4.9%, or $70.6 million, of a $1,440.8 million debt obligation comprised of both fixed and variable rate securities with maturities between 2019 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. At December 31, 2017, we have no knowledge of such a default.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2017, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$370.9	$178.5	$171.2	$21.2	$—
Purchase orders and other contractual obligations	$73.0	$18.9	$27.1	$27.0	$—

Electricity purchase commitments:
DP&L enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2017, DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2017, cannot be reasonably determined.

Environmental Matters
DP&L's facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including SIPs) which require compliance, obtaining permits and reporting as to air emissions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and

•	Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste.

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Long-term Compensation Plan
During 2017, 2016 and 2015, many of DP&L’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units and options to purchase shares of AES common stock, however no stock options were granted in 2016. All such components vest over a three-year period and the terms of the AES restricted stock units issued prior to 2011 also include a two-year minimum holding period after the awards vest. Awards made in 2011 and for subsequent years are not subject to a two-year holding period. In addition, the performance units payable in cash are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2017, 2016 and 2015 was $0.4 million, $0.5 million and $0.5 million, respectively, and was included in “Other Operating Expenses” on DP&L’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DP&L’s Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of these transactions:

	Years ended December 31,
$ in millions	2017	2016	2015
DP&L revenues:
Sales to DPLER (including MC Squared) (a)	$—	$—	$303.3
DP&L Cost of revenues:
Fuel and power purchased from AES Ohio Generation	$5.4	$8.7	$5.2
DP&L Operation & Maintenance Expenses:
Premiums charged for insurance services provided by MVIC (b)	$3.1	$3.4	$3.2
Expense recoveries for services provided to DPLER (c)	$—	$—	$2.4
Transactions with the Service Company:
Charges for services provided	$39.0	$38.7	$30.9
Charges to the Service Company	$4.2	$4.5	$6.1
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$14.3	$9.4	$14.8
Charges to affiliates for non-power goods or services (c)	$3.7	$5.7	$4.9

Balances with related parties:	At December 31, 2017	At December 31, 2016
Net payable to the Service Company	$(3.9)	$(2.0)
Short-term loan with DPL	$—	$5.0
Net receivable from / (payable) to other AES affiliates	$4.8	$(2.5)

(a)
DP&L sold power to DPLER and MC Squared to satisfy the electric requirements of their retail customers. The revenue dollars associated with sales to DPLER and MC Squared are recorded as wholesale revenues in DP&L’s Financial Statements. These agreements were terminated on the sale of DPLER on January 1, 2016.

(b)
MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums charged by MVIC to DP&L.

(c)
In the normal course of business DP&L incurred and recorded expenses on behalf of DPL affiliates, which included DPLER. Such expenses included but were not limited to employee-related expenses, accounting, information technology, payroll, legal and other administration expenses. DP&L subsequently charged these expenses to the affiliates at DP&L’s cost and credited the expense in which they were initially recorded.

Income taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, DP&L had a net receivable balance of $8.6 million and $9.5 million at December 31, 2017 and 2016, respectively, which is recorded in Other current assets on the accompanying Balance Sheets.

Note 13 – Generation Separation
On October 1, 2017, DP&L completed the transfer of its generating plants, the real property on which the generation plants and generation-related assets are sited, step-up transformers and other transmission plant assets used to interconnect with the electric transmission grid, fuel inventory, equipment inventory and spare parts, working capital, and other miscellaneous generation-related assets and liabilities ("Generation assets") to AES Ohio Generation. The transfer was completed as a contribution through an asset contribution agreement to a wholly-owned subsidiary of DP&L after which DP&L then distributed all of the outstanding equity in the subsidiary to DPL and then the subsidiary was merged into AES Ohio Generation.

The following table summarizes the carrying amounts of DP&L's Generation assets that were transferred to AES Ohio Generation on October 1, 2017:

$ in millions	October 1, 2017
ASSETS
Restricted cash	$2.0
Accounts receivable, net	31.3
Inventories	42.0
Taxes applicable to subsequent years	1.8
Property, plant & equipment, net	87.0
Intangible assets, net	0.7
Other assets	15.5
Total assets	$180.3

LIABILITIES
Accounts payable	$12.4
Accrued taxes (b)	(3.9)
Long-term debt (a)	0.3
Deferred taxes (b)	(91.9)
Pension, retiree and other benefits	9.6
Unamortized investment tax credit	15.1
Asset retirement obligations	126.3
Other liabilities	24.1
Total liabilities	$92.0

Total accumulated other comprehensive income	2.1

Net assets transferred to AES Ohio Generation	$86.2

(a)	Long-term debt that transferred to AES Ohio Generation relates to capital leases.

(b)	Accrued taxes and deferred taxes transferred to AES Ohio Generation represent the tax asset position netted with liabilities on DP&L prior to Generation Separation.

DP&L's generation business met the criteria to be classified as a discontinued operation, and, accordingly, the historical activity has been reclassified to "Discontinued operations" in the Statements of Operations for the years ended December 31, 2017, 2016 and 2015. Similarly, the assets and liabilities related to the generation business were classified as held-for-sale as of December 31, 2016.

The following table summarizes the major categories of assets and liabilities at December 31, 2016, and the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the periods indicated:

		December 31,
$ in millions		2016
Restricted cash		$29.0
Accounts receivable, net		34.9
Inventories		66.5
Taxes applicable to subsequent years		11.3
Property, plant & equipment, net		156.7
Intangible assets, net		0.9
Other assets		25.3
Total assets of the disposal group classified as held-for-sale in the balance sheets		$324.6

Accounts payable		$54.8
Accrued taxes		3.5
Long-term debt		13.4
Taxes payable		11.3
Deferred taxes (a)		(120.7)
Pension, retiree and other benefits		8.2
Unamortized investment tax credit		16.6
Asset retirement obligations		127.0
Other liabilities		43.6
Total liabilities of the disposal group classified as held-for-sale in the balance sheets		$157.7

	Years ended December 31,
	2017	2016	2015
Revenues	$358.4	$557.9	$901.6
Cost of revenues	(191.6)	(341.1)	(698.3)
Operating and other expenses	(156.8)	(202.0)	(250.8)
Fixed-asset impairment	(66.3)	(1,353.5)	—
Loss from discontinued operations	(56.3)	(1,338.7)	(47.5)
Income tax benefit from discontinued operations	(15.9)	(468.4)	(23.9)
Net loss from discontinued operations	$(40.4)	$(870.3)	$(23.6)

(a)	Deferred taxes represent the tax asset position netted with liabilities on DP&L prior to Generation Separation.

Cash flows related to discontinued operations are included in the Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(10.4) million, $50.9 million and $138.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows from investing activities for discontinued operations were $23.4 million, $(50.9) million and $(24.3) million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash flows from financing activities for discontinued operations were $(13.0) million, $0.0 million and $(114.4) million for the years ended December 31, 2017, 2016 and 2015, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining debt and interest expense were included in discontinued operations above. The interest expense included in discontinued operations was $0.2 million, $0.5 million and $2.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 14 – Subsequent Event

On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L estimates that it will recognize aggregate pre-tax loss on disposal charges of approximately $12.4 million and that cash expenditures of $15.0 million in the aggregate will be made, inclusive of cash expenditures for the disposal charges.

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B – Other Information
On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL and DP&L estimate that they will recognize aggregate pre-tax loss on disposal charges of approximately $11.7 million and $12.4 million, respectively, and that cash expenditures of $15.0 million in the aggregate will be made, inclusive of cash expenditures for the disposal charges.

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
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14 – Principal Accountant Fees and Services
Accountant Fees and Services
The following table presents the aggregate fees billed for professional services rendered to DPL and DP&L by Ernst & Young LLP during the years ended December 31, 2017 and 2016. Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP during the years ended December 31, 2017 and 2016.

	Fees billed
	Years ended December 31,
	2017	2016
Audit fees (a)	$1,693,250	$1,849,450
Audit-related Fees (b)	92,500	112,900
Tax Fees	—	—
All Other Fees	—	—
Total	$1,785,750	$1,962,350

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

PART IV

Item 15 – Exhibits, Financial Statements and Financial Statement Schedules

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Agreement and Plan of Merger, dated as of April 19, 2011, by and among DPL Inc., The AES Corporation and Dolphin Sub, Inc.	Exhibit 2.1 to Report on Form 8-K filed April 20, 2011 (File No. 1-9052)
X	X	2(b)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X	X	2(c)	Asset Contribution Agreement, dated as of September 28, 2017, by and between The Dayton Power and Light Company and AES Ohio Merger Sub, LLC	Exhibit 2.1to Report on Form 8-K filed on October 2, 2017 (File No. 1-2385)
X	X	2(d)	Agreement and Plan of Merger, dated as of September 28, 2017, by and between AES Ohio Merger Sub, LLC and AES Ohio Generation, LLC	Exhibit 2.2 to Report on Form 8-K filed on October 2, 2017 (File No. 1-2385)
X		2(e)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC, and Rockland Power Partners III, LP	Filed herewith as Exhibit 2(e)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Filed herewith as Exhibit 3(c)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)
X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(e)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(f)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(g)
Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein, and several Holders as defined therein
Exhibit 4(c) to Registration Statement No. 333-74630

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	4(h)	Loan Agreement, dated as of September 1, 2006, by and between Ohio Air Quality Development Authority and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed September 19, 2006 (File No. 1-2385)
X		4(i)	Indenture, dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Report on Form 8-K filed October 5, 2011 by The AES Corporation (File No. 1-12291)
X		4(j)	Supplemental Indenture, dated as of November 28, 2011, between DPL Inc. and Wells Fargo Bank, National Association	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-2385)
X		4(k)	Indenture, dated October 6, 2014, between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed October 10, 2014 (File No. 1-9052)
X	X	4(l)	Loan Agreement, dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series A bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(m)	Loan Agreement, dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(n)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(o)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(p)
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
Exhibit 4.R to Report Filed on Form 10-K for the year ended December 31, 2016 (File No. 1-2385)
X	X	4(r)	Fiftieth Supplemental Indenture, dated as of August 1, 2016, by and between The Dayton Power and Light Company and The Bank of New York Mellon, Trustee	Exhibit 4.3 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	4(s)	Fifty-First Supplemental Indenture, between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		10(a)
Credit Agreement, dated as of July 31, 2015, among DPL Inc., U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement
Exhibit 10.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)

DPL	DP&L	Exhibit Number	Exhibit	Location
X		10(b)
First Amendment, dated as of December 15, 2017, to Credit Agreement by and among DPL Inc., U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement, dated as of July 31, 2015
Filed herewith as Exhibit 10(b)
X		10(c)	Guaranty Agreement, dated as of July 31, 2015, between DPL Energy, LLC and U.S. Bank National Association, as Administrative Agent	Exhibit 10.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X		10(d)	Pledge Agreement, dated as of July 31, 2015, between DPL Inc. and U.S. Bank National Association, as Collateral Agent	Exhibit 10.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X		10(e)
Open-end Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of July 31, 2015, made by DPL Energy LLC to U.S. Bank National Association, as Collateral Agent and Mortgagee
Exhibit 10.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X	X	10(f)
Credit Agreement, dated as of July 31, 2015, among The Dayton Power and Light Company, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, Fifth Third Bank, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement
Exhibit 10.5 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	10(g)
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
Exhibit 10.F to Report Filed on Form 10-K for the year ended December 31, 2016 (File No. 1-2385)
X		10(h)	Open-End Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing from DPL Energy, LLC to U.S. Bank National Association, dated as of October 29, 2015	Exhibit 10(a) to Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 1-9052)
X		10(i)
First Modification to Open-End Leasehold Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing between AES Ohio Generation, LLC and U.S. Bank National Association, dated as of October 1, 2017
Filed herewith as Exhibit 10(i)
X	X	10(j)
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
Exhibit 4.1 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	10(k)	Amendment to Credit Agreement, dated as of January 3, 2018, among The Dayton Power and Light Company, JPMorgan Chase Bank, N.A., as Administrative Agent and certain of the lenders party thereto	Exhibit 4.1 to Report on Form 8-K filed January 5, 2018 (File No. 1-2385)
X	X	10(l)	Pledge and Security Agreement, dated as of August 24, 2016, between The Dayton Power and Light Company and JPMorgan Chase Bank, N.A., as collateral agent	Exhibit 4.2 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	10(m)	Stipulation and Recommendation dated January 30, 2017	Exhibit 10.1 to Report on Form 8-K filed February 3, 2017 (File No. 1-2385)
X	X	10(n)	Amended Stipulation and Recommendation dated March 13, 2017	Exhibit 10.1 to Report on Form 8-K filed March 14, 2017 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, we may not file as an exhibit to this Form 10-K certain instruments with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of us and our subsidiaries on a consolidated basis, but we hereby agree to furnish to the SEC on request any such instruments.

Item 16 – Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, DPL Inc. and The Dayton Power and Light Company have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

DPL Inc.

February 26, 2018	/s/ Kenneth J. Zagzebski
Kenneth J. Zagzebski
President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 26, 2018	/s/ Thomas A. Raga
Thomas A. Raga
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Craig L. Jackson	Director and Chief Financial Officer	February 26, 2018
Craig L. Jackson	(principal financial officer)

/s/ Barry J. Bentley	Director	February 26, 2018
Barry J. Bentley

/s/ Leonardo Moreno	Director	February 26, 2018
Leonardo Moreno

/s/ Mary Stawikey	Director	February 26, 2018
Mary Stawikey

/s/ Kenneth J. Zagzebski	Director, President and Chief Executive Officer	February 26, 2018
Kenneth J. Zagzebski	(principal executive officer)

/s/ Kurt A. Tornquist	Controller	February 26, 2018
Kurt A. Tornquist	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Brian A. Miller	Director and Chairman	February 26, 2018
Brian A. Miller

/s/ Kenneth J. Zagzebski	Director	February 26, 2018
Kenneth J. Zagzebski

/s/ Barry J. Bentley	Director	February 26, 2018
Barry J. Bentley

/s/ Leonardo Moreno	Director	February 26, 2018
Leonardo Moreno

/s/ Mark E. Miller	Director	February 26, 2018
Mark E. Miller

/s/ Paul L. Freedman	Director	February 26, 2018
Paul L. Freedman

/s/ Tish D. Mendoza	Director	February 26, 2018
Tish D. Mendoza

/s/ Thomas A. Raga	Director, President and Chief Executive Officer	February 26, 2018
Thomas A. Raga	(principal executive officer)

/s/ Craig L. Jackson	Director, Vice President and Chief Financial Officer	February 26, 2018
Craig L. Jackson	(principal financial officer)

/s/ Kurt A. Tornquist	Controller	February 26, 2018
Kurt A. Tornquist	(principal accounting officer)

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31, 2017
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2017
Deducted from accounts receivable -
Provision for uncollectible accounts (b)	$1,159	$3,141	$3,247	$1,053
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$38,266	$4,383	$6,321	$36,328
Year ended December 31, 2016
Deducted from accounts receivable -
Provision for uncollectible accounts (b)	$835	$4,113	$3,789	$1,159
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$39,874	$—	$1,608	$38,266
Year ended December 31, 2015
Deducted from accounts receivable -
Provision for uncollectible accounts (b)	$898	$3,766	$3,829	$835
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets	$40,713	$3,501	$4,340	$39,874

(a)	Amounts written off, net of recoveries of accounts previously written off
(b)
Provision for uncollectible accounts related to DPL's held-for-sale business as detailed below were excluded from the table above and were included in "Assets held-for-sale - current" in the Consolidated Balance Sheets.

		For the year ended, December 31, 2015
	Beginning balance	$369
	Additions	2,035
	Deductions	2,291
	Ending balance	$113

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31, 2017
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2017
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,159	$3,141	$3,247	$1,053
Year ended December 31, 2016
Deducted from accounts receivable -
Provision for uncollectible accounts	$835	$4,113	$3,789	$1,159
Year ended December 31, 2015
Deducted from accounts receivable -
Provision for uncollectible accounts	$897	$3,766	$3,828	$835
(a)    Amounts written off, net of recoveries of accounts previously written off