Form 10-Q
period 2018-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2018-08-07
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

DPL INC. (an Ohio corporation)	THE DAYTON POWER AND LIGHT COMPANY (an Ohio corporation)
Commission file number 1-9052	Commission file number 1-2385

1065 Woodman Drive Dayton, Ohio 45432	1065 Woodman Drive Dayton, Ohio 45432
937-259-7215	937-259-7215

I.R.S. Employer Identification No. 31-1163136	I.R.S. Employer Identification No. 31-0258470

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

As of August 6, 2018, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended June 30, 2018

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP, approved October 20, 2017, effective November 1, 2017
AEP	Ohio Power Company, doing business as American Electric Power
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns and operated generation facilities from which it makes wholesale sales
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
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

CCR	Coal combustion residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
CP
In 2015, PJM adopted changes to the capacity market known as “Capacity Performance”. The CP program offers the potential for higher capacity revenues, combined with substantially increased penalties for non-performance or under-performance during certain periods identified as “capacity performance hours.” The AES Ohio EGUs operate under the CP construct effective June 1, 2016.

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

Duke	Duke Energy Ohio, Inc.
Dynegy	Dynegy, Inc., the parent of various subsidiaries that, along with AEP Generation and AES Ohio Generation, co-owns coal-fired EGUs in Ohio
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
EGU	Electric Generating Unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan is a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
FERC	Federal Energy Regulatory Commission
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed on February 26, 2018
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States of America
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
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law

GLOSSARY OF TERMS (cont.)

Term	Definition
MTM	Mark to Market
MVIC
Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to the jointly-owned facility operated by AES Ohio Generation

MW	Megawatt
MWh	Megawatt-hour
NAV	Net asset value
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation
NOx	Nitrogen Oxides
NPDES	National Pollutant Discharge Elimination System
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over-The-Counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
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

PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission
SEET	Significantly excessive earnings test
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. and Utilities SBU businesses
SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
TCJA	The Tax Cuts and Jobs Act of 2017, signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USD	U.S. dollar
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. and Utilities SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, taking into account the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	growth in our service territory and changes in demand and demographic patterns;

•	impacts of weather on retail sales and wholesale prices;

•	purchased power costs and availability, including impacts of renewable energy generation, natural gas prices and other market factors on wholesale prices;

•	weather-related damage to our electrical system;

•	performance of our suppliers;

•	transmission and distribution system reliability and capacity;

•	regulatory actions, including, but not limited to, the review of our basic rates and charges by the PUCO;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

▪	changes in financial or regulatory accounting policies;

▪	environmental matters, including costs of compliance with current and future environmental laws and requirements;

▪	interest rates and the use of interest rate hedges, inflation rates and other costs of capital;

▪	the availability of capital;

▪	the ability of subsidiaries to pay dividends or distributions to DPL;

▪	level of creditworthiness of counterparties to contracts and transactions;

▪	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

▪	facility or equipment maintenance, repairs and capital expenditures;

▪	significant delays or unanticipated cost increases associated with construction projects;

▪	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

▪	local economic conditions;

▪	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

▪	industry restructuring, deregulation and competition;

▪
issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred, and the risk of default of other PJM participants;

▪	changes in tax laws and the effects of our strategies to reduce tax payments;

▪	product development, technology changes, and changes in prices of products and technologies;

▪	cyberattacks and information security breaches;

▪
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts, or other similar occurrences; and

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Revenues	$178.1	$174.5	$383.8	$370.0

Cost of revenues:
Net fuel cost	3.6	2.3	8.1	4.3
Net purchased power cost	69.3	66.7	155.3	148.1
Total cost of revenues	72.9	69.0	163.4	152.4

Gross margin	105.2	105.5	220.4	217.6

Operating expenses:
Operation and maintenance	45.0	48.1	81.0	96.4
Depreciation and amortization	20.3	18.8	39.1	37.1
General taxes	16.1	20.2	35.5	39.2
Other, net (Note 2):	1.2	—	13.0	—
Total operating expenses	82.6	87.1	168.6	172.7

Operating income	22.6	18.4	51.8	44.9

Other income / (expense), net
Investment income	0.3	0.1	0.2	0.1
Interest expense	(24.0)	(27.6)	(51.8)	(54.9)
Charge for early redemption of debt	(5.7)	(0.3)	(6.4)	(0.3)
Other income / (expense), net	(0.1)	0.3	0.1	0.1
Total other expense, net	(29.5)	(27.5)	(57.9)	(55.0)

Loss from continuing operations before income tax	(6.9)	(9.1)	(6.1)	(10.1)

Income tax benefit from continuing operations	(1.5)	(2.7)	(1.6)	(3.3)

Net loss from continuing operations	(5.4)	(6.4)	(4.5)	(6.8)

Discontinued operations (Note 15):
Income / (loss) from discontinued operations before income tax	10.0	17.8	31.7	(64.4)
Loss from disposal of discontinued operations	—	—	(1.9)	—
Income tax expense / (benefit) from discontinued operations	1.1	10.9	4.9	(20.0)
Net income / (loss) from discontinued operations	8.9	6.9	24.9	(44.4)

Net income / (loss)	$3.5	$0.5	$20.4	$(51.2)

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Net income / (loss)	$3.5	$0.5	$20.4	$(51.2)
Equity securities activity:
Reclassification to Retained earnings, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0 for each respective period	—	0.1	(1.0)	0.2
Total change in fair value of equity securities	—	0.1	(1.0)	0.2
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.9), $0.1, $(0.2) and $(0.1) for each respective period	(0.6)	(0.1)	0.3	0.1
Reclassification to earnings, net of income tax benefit of $0.3, $0.1, $0.2 and $0.2 for each respective period	—	(0.2)	(0.4)	(0.3)
Reclassification of earnings related to discontinued operations, net of income tax expense of $(0.1), $(0.8), $(1.5) and $(4.0) for each respective period	0.1	1.2	2.8	7.3
Total change in fair value of derivatives	(0.5)	0.9	2.7	7.1
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.2 for each respective period	—	—	—	(0.3)
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.7 for each respective period	—	—	—	(1.2)
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $(0.1) and $(0.5) for each respective period	0.2	0.1	0.3	0.9
Total pension and postretirement adjustments	0.2	0.1	0.3	(0.6)

Other comprehensive income / (loss)	(0.3)	1.1	2.0	6.7

Net comprehensive income / (loss)	$3.2	$1.6	$22.4	$(44.5)

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$61.2	$24.5
Restricted cash	7.2	0.4
Accounts receivable, net (Note 2)	94.3	64.6
Inventories (Note 2)	11.6	12.7
Taxes applicable to subsequent years	34.8	71.3
Regulatory assets, current	26.5	23.9
Other prepayments and current assets	10.9	12.6
Current assets of discontinued operations and held-for-sale businesses	29.3	315.6
Total current assets	275.8	525.6

Property, plant & equipment:
Property, plant & equipment	1,554.6	1,542.4
Less: Accumulated depreciation and amortization	(268.8)	(269.1)
	1,285.8	1,273.3
Construction work in process	29.3	46.5
Total net property, plant & equipment	1,315.1	1,319.8
Other non-current assets:
Regulatory assets, non-current	151.0	163.2
Intangible assets, net of amortization	17.7	18.8
Other deferred assets	25.4	13.8
Non-current assets of discontinued operations and held-for-sale businesses	7.5	8.0
Total other non-current assets	201.6	203.8

Total assets	$1,792.5	$2,049.2

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$4.6	$4.6
Short-term debt	10.0	10.0
Accounts payable	50.7	48.9
Accrued taxes	70.1	77.3
Accrued interest	14.9	16.4
Customer security deposits	20.7	21.8
Regulatory liabilities, current	32.4	14.8
Insurance and claims costs	2.7	3.0
Other current liabilities	13.0	13.2
Current liabilities of discontinued operations and held-for-sale businesses	33.9	66.9
Total current liabilities	253.0	276.9

Non-current liabilities:
Long-term debt (Note 7)	1,471.6	1,700.2
Deferred taxes	110.9	128.6
Taxes payable	38.4	74.8
Regulatory liabilities, non-current	233.9	221.2
Pension, retiree and other benefits	83.0	90.3
Asset retirement obligations	11.9	15.1
Other deferred credits	8.0	8.5
Non-current liabilities of discontinued operations and held-for-sale businesses	115.9	117.9
Total non-current liabilities	2,073.6	2,356.6

Commitments and contingencies (Note 11)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Other paid-in capital	2,357.2	2,330.4
Accumulated other comprehensive income	2.8	0.8
Accumulated deficit	(2,894.1)	(2,915.5)
Total common shareholder's deficit	(534.1)	(584.3)

Total liabilities and shareholder's deficit	$1,792.5	$2,049.2

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2018	2017
Cash flows from operating activities:
Net income / (loss)	$20.4	$(51.2)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	41.6	54.5
Charge for early redemption of debt	6.4	0.3
Deferred income taxes	(20.0)	(1.8)
Fixed-asset impairment	1.2	66.4
Loss on disposal and sale of business	13.5	—
Loss on asset disposal, net	1.1	16.2
Changes in certain assets and liabilities:
Accounts receivable	20.9	22.4
Inventories	13.5	7.7
Taxes applicable to subsequent years	39.3	40.0
Deferred regulatory costs, net	(6.7)	(9.1)
Accounts payable	(11.1)	(38.4)
Accrued taxes payable	(19.9)	(65.3)
Accrued interest payable	(1.7)	(0.1)
Security deposits	(1.2)	1.7
Unamortized investment tax credit	(0.2)	(0.2)
Insurance claims costs	(0.3)	(0.1)
Pension, retiree and other benefits	(5.3)	2.0
Other	6.2	(4.8)
Net cash provided by operating activities	97.7	40.2
Cash flows from investing activities:
Capital expenditures	(50.7)	(66.4)
Proceeds from disposal and sale of business	234.9	—
Payments on disposal and sale of business	(14.5)	—
Proceeds from sale of property	10.6	0.1
Insurance proceeds	2.8	0.9
Other investing activities, net	(0.5)	—
Net cash provided by / (used in) investing activities	182.6	(65.4)
Cash flows from financing activities:
Repayment of long-term debt	(238.3)	(22.8)
Borrowings from revolving credit facilities	30.0	—
Repayment of borrowings from revolving credit facilities	(30.0)	—
Net cash used in financing activities	(238.3)	(22.8)
(Increase) decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	1.5	27.5
Cash, cash equivalents, and restricted cash:
Net change	43.5	(20.5)
Balance at beginning of period	24.9	54.6
Cash, cash equivalents, and restricted cash at end of period	$68.4	$34.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$49.2	$51.8
Income taxes paid / (refunded), net	$(2.0)	$—
Non-cash financing and investing activities:
Accruals for capital expenditures	$7.2	$9.9
Non-cash proceeds from sale of business	$4.1	$—
Non-cash capital contribution (Note 10):	$26.7	$—

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has one reportable segment: the Utility segment. See Note 12 – Business Segments for more information relating to this reportable segment. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

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

DPL’s other significant subsidiaries include MVIC and AES Ohio Generation. MVIC is our captive insurance company that provides insurance services to DPL and our other subsidiaries. AES Ohio Generation owns an undivided interest in Conesville. AES Ohio Generation sells all of its energy and capacity into the wholesale market. DPL's subsidiaries are all wholly-owned.

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

DPL and its subsidiaries employed 704 people as of June 30, 2018, of which 641 were employed by DP&L. Approximately 52% of all DP&L and AES Ohio Generation employees are under a collective bargaining agreement which expires October 31, 2020.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of June 30, 2018, DPL has an undivided ownership interest in one coal-fired generating facility, which is included in the financial statements at the lower of depreciated historical cost or fair value, if impaired. Operating revenues and expenses of this facility are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2018; our results of operations for the three and six months ended June 30, 2018 and 2017 and our cash flows for the six months ended June 30, 2018 and 2017. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2018 may not be indicative of our results that will be realized for the full year ending December 31, 2018.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2018	December 31, 2017
Cash and cash equivalents	$61.2	$24.5
Restricted cash	7.2	0.4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$68.4	$24.9

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2018 and 2017 were $12.3 million and $11.4 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2018 and 2017 were $25.4 million and $23.9 million, respectively.

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
2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: retrospective for presentation of non-service cost and prospective for the change in capitalization.
January 1, 2018
The adoption of this standard resulted in a $(1.0) million reclassification of non-service pension and other postretirement benefit costs (credits) from Operating expense to Other income / (expense) - net for the six months ended June 30, 2017.

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
Transition method: retrospective.
		January 1, 2018	The adoption of this standard resulted in a $27.5 million decrease in investing activities for the six months ended June 30, 2017.
2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosures of financial instruments.
Transition method: modified retrospective. Prospective for equity investments without readily determinable fair value.
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

Adoption of FASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers", and its subsequent corresponding updates ("FASC 606"). The core principle of this standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the modified retrospective method of adoption to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under FASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard, ASC 605. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contracts for modifications. We instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

There was no cumulative effect to our January 1, 2018 Condensed Consolidated Balance Sheet resulting from the adoption of FASC 606. See additional disclosures under FASC 606 in Note 13 – Revenue.

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
2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
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
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization for the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-02, 2018-01, 2018-10, Leases (Topic 842)	See "2016-02, Leases (Topic 842)" below.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.

2016-02, 2018-01, 2018-10, Leases (Topic 842)
ASU 2016-02 and its subsequent corresponding updates will require lessees to recognize assets and liabilities for most leases and recognize expenses in a manner similar to the current accounting method. For Lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates the current real estate-specific provisions.

The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB proposed amending the standard to give another option for transition. The proposed transition method would allow entities to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption. Under the proposed transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.

We have established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the configuration of a lease accounting system that will support the implementation and the subsequent accounting. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

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

Under FASC 842, it is expected that fewer contracts will contain a lease. Under the new rules, all operating leases will be recorded as right-of-use assets with an off-setting lease liability.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
$ in millions	2018	2017
Accounts receivable, net:
Unbilled revenue	$12.9	$18.0
Customer receivables	49.5	45.2
Due from PJM transmission enhancement settlement (a)	30.1	—
Other	2.9	2.5
Provision for uncollectible accounts	(1.1)	(1.1)
Total accounts receivable, net	$94.3	$64.6

Inventories, at average cost:
Fuel and limestone	$2.7	$4.1
Materials and supplies	8.2	8.1
Other	0.7	0.5
Total inventories, at average cost	$11.6	$12.7

(a) - See Note 3 – Regulatory Matters for more information on this item.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
$ in millions		2018	2017	2018	2017
Gains and losses on equity securities (Note 5):
	Retained earnings	$—	$—	$(1.6)	$(0.1)
	Tax benefit	—	—	0.6	—
	Net of income taxes	—	—	(1.0)	(0.1)

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)	(0.6)	(0.5)
	Tax benefit	0.3	0.1	0.2	0.2
	Net of income taxes	—	(0.2)	(0.4)	(0.3)

	Gain from discontinued operations	0.2	2.0	4.3	11.3
	Tax expense from discontinued operations	(0.1)	(0.8)	(1.5)	(4.0)
	Net of income taxes	0.1	1.2	2.8	7.3

Amortization of defined benefit pension items (Note 9):
	Other income / (expense), net	0.2	0.1	0.4	1.4
	Tax expense	—	—	(0.1)	(0.5)
	Net of income taxes	0.2	0.1	0.3	0.9

Total reclassifications for the period, net of income taxes		$0.3	$1.1	$1.7	$7.8

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2018 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2018	$1.0	$14.7	$(14.9)	$0.8

Other comprehensive income before reclassifications	—	0.3	—	0.3
Amounts reclassified from AOCI to earnings	—	2.4	0.3	2.7
Amounts reclassified from AOCI to Retained earnings	(1.0)	—	—	(1.0)
Net current period other comprehensive income / (loss)	(1.0)	2.7	0.3	2.0

Balance at June 30, 2018	$—	$17.4	$(14.6)	$2.8

Operating expenses - other
Operating expenses - other generally includes gains or losses on asset sales or dispositions, insurance recoveries, gains or losses on the sale of businesses and other expense or income from miscellaneous transactions. The components are summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Loss on disposal and sale of businesses	$—	$—	$11.7	$—
Fixed-asset impairment	1.2	—	1.2	—
Other	—	—	0.1	—
Net other expense / (income)	$1.2	$—	$13.0	$—

Note 3 – Regulatory Matters

On November 30, 2015, DP&L filed a distribution rate case using a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base. DP&L sought an increase to distribution revenues of $65.8 million per year. DP&L asked for recovery of certain regulatory assets as well as two new riders that would allow DP&L to recover certain costs on an ongoing basis. It has proposed a modified rate design, which would increase the monthly customer charge, in an effort to decouple distribution revenues from electric sales. If approved as filed, the rates are expected to increase a typical residential customer bill approximately 4% based on rates in effect at the time of the filing. On March 12, 2018, the PUCO Staff filed its Staff Report of Investigation in the distribution rate case. In response, DP&L submitted objections and supplemental testimony on April 11, 2018. On June 18, 2018, DP&L entered into a stipulation and recommendation with various intervening parties and the Staff of the PUCO with respect to the pending distribution rate case filing. If this stipulation is approved, it would establish a revenue requirement of $248.0 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of $29.8 million per year. The evidentiary hearing on the stipulation was completed on July 24, 2018. An order in this proceeding is expected to be issued by the PUCO in the fourth quarter of 2018.

Impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L agreed to file an application at the PUCO to refund eligible excess accumulated deferred income taxes (excess ADIT) and any related regulatory liability over a 10-year period. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations.

On March 15, 2018, the FERC initiated “show cause” proceedings against numerous utilities, including DP&L, that had stated transmission rates, directing each utility to file either revised transmission rates to reflect the effects of the TCJA or to show cause why no changes in transmission rates were appropriate. On May 8, 2018, DP&L filed to adjust its FERC jurisdictional transmission rates to reflect this impact. The filing is currently under review by the FERC and DP&L is unable to predict whether the proposed rates will be accepted as filed or if they may be further modified. As proposed, the decrease is approximately $2.4 million annually. DP&L has recorded a reduction to revenues and regulatory liabilities for the estimated impact.

PJM transmission enhancement settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s Open Access Transmission Tariff. The FERC order approved the settlement which will have the impact of reducing DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. The precise amount of the reduced charges is unknown, but DP&L has recorded a receivable of $42.9 million ($30.1 million is short-term) for the estimated credits we will receive from PJM over the next five years. All of the transmission charges and credits impacted by this FERC order are items that are included for 100% recovery in DP&L’s nonbypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR.

Note 4 – Property, Plant and Equipment

Coal-fired facilities
As of June 30, 2018, DPL, through a subsidiary, and another energy company have undivided ownership interests in one coal-fired EGU, Conesville. Certain expenses, primarily fuel costs for the generating units, are allocated to DPL and the other owner based on energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DPL’s share of the operations of this facility is included within the corresponding line in the Condensed Consolidated Statements of Operations, and DPL’s share of the investment in the facility is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets. Each co-owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged so that each was wholly owned after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million.

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

Changes in the Liability for AROs

$ in millions
Balance at January 1, 2018	$15.1
Accretion expense	0.2
Reductions due to dispositions	(3.4)
Balance at June 30, 2018	$11.9

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2018 and December 31, 2017. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	June 30, 2018		December 31, 2017
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.4	3.9	2.5	4.2
Debt securities	4.2	4.1	4.3	4.3
Hedge funds	0.1	0.2	0.1	0.2
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$7.1	$8.6	$7.3	$9.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,476.2	$1,560.3	$1,704.8	$1,819.3

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2018 or 2017.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Retained Earnings and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the six months ended June 30, 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the consolidated balance sheets.

DPL had $1.6 million ($1.0 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2017.

Long-term debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2019 to 2061.

The fair value of assets and liabilities at June 30, 2018 and December 31, 2017 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at June 30, 2018 (a)				Fair value at December 31, 2017 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	3.9	—	3.9	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.3	—	4.3
Hedge funds	—	0.2	—	0.2	—	0.2	—	0.2
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.3	8.3	—	8.6	0.3	8.8	—	9.1
Derivative assets
Interest rate hedges	—	2.2	—	2.2	—	1.8	—	1.8
Total Derivative assets	—	2.2	—	2.2	—	1.8	—	1.8

Total Assets	$0.3	$10.5	$—	$10.8	$0.3	$10.6	$—	$10.9

Liabilities
Long-term debt	$—	$1,542.6	$17.7	$1,560.3	$—	$1,801.5	$17.8	$1,819.3

Total Liabilities	$—	$1,542.6	$17.7	$1,560.3	$—	$1,801.5	$17.8	$1,819.3

(a)	Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as interest rate hedge contracts which are valued using a bench-mark interest rate. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•	Level 3 inputs such as certain debt balances are considered a Level 3 input because the notes are not publicly traded. Our long-term debt is fair valued for disclosure purposes only.
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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. The balance of AROs was$11.9 million and $15.1 million at June 30, 2018 and December 31, 2017, respectively.

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, DPL enters into interest rate hedges to manage the interest rate risk of our variable rate debt. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under FASC 815 for accounting purposes. In prior periods, we have used commodity derivatives principally to manage the risk of changes in market prices for commodities.

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

As of June 30, 2018, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR. As of December 31, 2017, the interest rate swaps had a combined notional amount of $200.0 million. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial re-payment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three months ended		Three months ended
	June 30, 2018		June 30, 2017
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(0.1)	$18.0	$1.8	$17.5
Net gains / (losses) associated with current period hedging transactions	—	(0.6)	1.2	(0.1)
Net losses reclassified to earnings
Interest expense	—	—	—	(0.2)
Loss from discontinued operations	0.1	—	—	—
Ending accumulated derivative gains in AOCI	$—	$17.4	$3.0	$17.2

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(2.8)	$17.5	$(4.3)	$17.4
Net gains associated with current period hedging transactions	—	0.3	6.0	0.1
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.4)	—	(0.3)
Loss from discontinued operations	2.8	—	1.3	—
Ending accumulated derivative gains in AOCI	$—	$17.4	$3.0	$17.2

Portion expected to be reclassified to earnings in the next twelve months		$(0.4)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		26

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial in the periods presented.

Financial Statement Effect
DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DPL's interest rate swaps are as follows:

Fair Values of Derivative Instruments
at June 30, 2018
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swap	Designated	$2.2	$—	$—	$2.2
Total assets		$2.2	$—	$—	$2.2

(a)	includes credit valuation adjustment

Fair Values of Derivative Instruments
at December 31, 2017
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	$1.8	$—	$—	$1.8
Total assets		$1.8	$—	$—	$1.8

(a)	includes credit valuation adjustment

Note 7 – Long-term Debt

The following table summarizes DPL's outstanding long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2018	2017
Term loan - rates from 3.57% - 4.82% (a) and 4.01% - 4.60% (b)		2022	$438.3	$440.6
Tax-exempt First Mortgage Bonds - rates from 2.50% - 2.63% (a) and 1.52% - 1.92% (b)		2020	140.0	200.0
U.S. Government note	4.2%	2061	17.7	17.8
Unamortized deferred financing costs			(7.2)	(9.8)
Unamortized long-term debt discounts and premiums, net			(1.5)	(2.0)
Total long-term debt at consolidated subsidiary			587.3	646.6

Bank term loan - rates from 3.82% - 3.90% (a) and 3.02% - 4.10% (b)		2020	—	70.0
Senior unsecured notes	6.75%	2019	99.0	200.0
Senior unsecured notes	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.2)	(6.9)
Unamortized long-term debt discounts and premiums, net			(0.5)	(0.5)
Total long-term debt			1,476.2	1,704.8
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$1,471.6	$1,700.2

(a)	Range of interest rates for the six months ended June 30, 2018.

(b)	Range of interest rates for the year ended December 31, 2017.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At June 30, 2018, DPL had no outstanding borrowings on its line of credit and DP&L had $10.0 million in outstanding borrowings on its line of credit.

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

On March 30, 2018, DP&L commenced a redemption of $60.0 million of outstanding tax exempt First Mortgage Bonds due 2020 at par value (plus accrued and unpaid interest). These bonds were redeemed at par plus accrued interest on April 30, 2018 with cash on hand.

On March 27, 2018, DPL made a $70.0 million prepayment to eliminate the outstanding balance of its bank term loan in full. As of March 31, 2018, the term loan was fully paid off.

On January 3, 2018, DP&L and its lenders amended DP&L's Term Loan B credit agreement. The amendment (a) modified the definition of "applicable rate", from 2.25% per annum to 1.00% per annum - in the case of the Base Rate, and from 3.25% per annum to 2.00% per annum - in the case of the Eurodollar Rate, and (b) modified a "call protection" provision which as modified stated that in the event the loan was repriced or any portion of the loans were prepaid, repaid, refinanced, substituted, or replaced on or prior July 3, 2018, such prepayment, acceleration, repayment, refinancing, substitution or replacement would have been made at 101% of the principal amount so prepaid, repaid, refinanced, substituted or replaced. After July 3, 2018, any such transaction would occur at 100% of the principal amount of the then outstanding loans. There were no such transactions prior to July 3, 2018.

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreement is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 7.00 to 1.00 for any fiscal quarter ending January 1, 2019 through June 30, 2019; it then steps down not to exceed 6.75 to 1.00 for any fiscal quarter ending July 1, 2019 through December 31, 2019; and it then steps down not to exceed 6.50 to 1.00 for any fiscal quarter ending January 1, 2020 and afterward. As of June 30, 2018, this financial covenant was met with a ratio of 5.09 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending January 1, 2019 and afterward. As of June 30, 2018, this financial covenant was met with a ratio of 2.79 to 1.00.

DPL’s secured revolving credit agreement and senior unsecured notes due 2019 also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As of June 30, 2018, DPL’s leverage ratio was at 1.54 to 1.00. As a result, as of June 30, 2018, DPL was prohibited under each of these agreements from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries). DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the 2017 ESP and restricts tax sharing payments from DPL to AES during the term of the DMR.

DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, the ratio shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of June 30, 2018, DP&L's ratings meet those requirements and this ratio is suspended for the quarter ended June 30, 2018.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 7.21 to 1.00 as of June 30, 2018.

The cost of borrowing under DPL's revolving credit agreement adjust under certain credit rating scenarios. DPL’s revolving credit agreement and senior unsecured notes due 2019 restrict dividend payments from DPL to AES.

As of June 30, 2018, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
DPL	21.7%	29.7%	26.2%	32.7%

Income tax expense for the six months ended June 30, 2018 and 2017 was calculated using the estimated annual effective income tax rates for 2018 and 2017 of 16.5% and 30.9%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates.

The decrease in the estimated annual effective rate compared to the same period in 2017 is primarily due to the effects of the TCJA. The primary impact of the TCJA was lowering of the statutory corporate income tax rate to 21% from 35% effective January 1, 2018. The rate was further decreased by the change in estimated flow-through depreciation. These decreases were partially offset by the repeal of the manufacturer’s production deduction.

For the six months ended June 30, 2018, DPL’s current period effective tax rate was higher than the estimated annual effective rate primarily due to discrete tax items relating to the Beckjord Facility transaction (see Note 14 – Dispositions).

Per the terms of DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. As such, during the six months ended June 30, 2018, DPL converted $26.7 million of accrued tax sharing liabilities with AES to additional equity investment in DPL.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.7 million in employer contributions during the six months ended June 30, 2018 and $5.0 million during the six months ended June 30, 2017.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2018 and 2017 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Service cost	$1.5	$1.4	$3.0	$2.8
Interest cost	3.5	3.5	6.9	7.1
Expected return on plan assets	(5.4)	(5.7)	(10.6)	(11.4)
Plan curtailment (a)	—	—	—	4.1
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.5	0.6
Actuarial loss	1.6	1.4	3.2	2.7
Net periodic benefit cost	$1.5	$0.8	$3.0	$5.9

(a)	As a result of the decision to retire certain of DPL's coal-fired plants, we recognized a plan curtailment of $4.1 million in the first quarter of 2017.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $12.7 million at both June 30, 2018 and December 31, 2017 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated balance to be paid during	Pension
2018	$14.2
2019	$28.2
2020	$27.9
2021	$27.6
2022	$27.3
2023 - 2027	$131.3

Note 10 – Shareholder's Equity

Capital Contributions from AES
DP&L's approved six-year 2017 ESP restricts DPL from making dividend payments to its parent company, AES, during the term of the ESP, as well as making tax-sharing payments to AES during the term of the DMR. The 2017 ESP also requires that existing tax payments owed by DPL to AES, and similar tax payments that accrue during the term of the DMR, be converted into equity investments in DPL.

For the six months ended June 30, 2018, AES made non-cash capital contributions of $26.7 million and waived the amount owed to it by DPL related to tax-sharing payments for current tax liabilities.

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

At June 30, 2018, DPL had $35.0 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $1.4 million and $0.9 million at June 30, 2018 and December 31, 2017, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to the OVEC arrangement, receive and pay for OVEC capacity and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which for DP&L is the same as its equity ownership interest. At June 30, 2018, DP&L could be responsible for the repayment of 4.9%, or $69.4 million, of $1,415.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. There was no known default as of June 30, 2018. However, one of the other OVEC members has filed for bankruptcy protection and the bankruptcy court has approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. While it is too early to determine the full impact of these events, we do not expect them to have a material impact on our financial condition, results of operations or cash flows.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2017.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2018, cannot be reasonably determined.

Environmental Matters
DPL’s and DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions;

•	Litigation with federal and certain state governments and certain special interest groups;

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

We have several pending environmental matters associated with our current and previously owned coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.

Note 12 – Business Segments

Beginning with the second quarter of 2018, DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station, and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 15 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements. AES Ohio Generation now only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the thresholds to be a separate reportable operating segment. Because of this, DPL now manages its business through only one reportable operating segment, the Utility segment, which was previously referred to as the Transmission and Distribution segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is discussed further below.

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 523,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL’s long-term debt and adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is now included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other Generation plants are now presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 2017 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2018
Revenues from external customers	$168.6	$9.5	$—	$178.1
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$168.8	$10.3	$(1.0)	$178.1

Depreciation and amortization	$18.8	$1.5	$—	$20.3
Interest expense	$6.5	$17.5	$—	$24.0
Income / (loss) from continuing operations before income tax	$17.1	$(24.0)	$—	$(6.9)

Cash capital expenditures	$19.9	$3.5	$—	$23.4

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2017
Revenues from external customers	$167.9	$6.6	$—	$174.5
Intersegment revenues	0.3	1.3	(1.6)	—
Total revenues	$168.2	$7.9	$(1.6)	$174.5

Depreciation and amortization	$18.6	$0.2	$—	$18.8
Interest expense	$8.0	$19.6	$—	$27.6
Income / (loss) from continuing operations before income tax	$15.1	$(24.2)	$—	$(9.1)

Cash capital expenditures	$19.4	$5.6	$—	$25.0

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2018
Revenues from external customers	$364.4	$19.4	$—	$383.8
Intersegment revenues	0.4	1.4	(1.8)	—
Total revenues	$364.8	$20.8	$(1.8)	$383.8

Depreciation and amortization	$37.4	$1.7	$—	$39.1
Interest expense	$14.7	$37.1	$—	$51.8
Income / (loss) from continuing operations before income tax	$36.4	$(42.5)	$—	$(6.1)

Cash capital expenditures	$44.5	$6.2	$—	$50.7

At June 30, 2018
Total assets	$1,700.6	$479.5	$(387.6)	$1,792.5

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2017
Revenues from external customers	$357.7	$12.3	$—	$370.0
Intersegment revenues	0.6	2.7	(3.3)	—
Total revenues	$358.3	$15.0	$(3.3)	$370.0

Depreciation and amortization	$36.7	$0.4	$—	$37.1
Interest expense	$15.6	$39.3	$—	$54.9
Income / (loss) from continuing operations before income tax	$40.1	$(50.2)	$—	$(10.1)

Cash capital expenditures	$45.7	$20.7	$—	$66.4

At December 31, 2017
Total assets	$1,689.4	$743.0	$(383.2)	$2,049.2

(a)	"Other" includes Cash capital expenditures and Total assets related to the assets of discontinued operations and held-for-sale businesses for all periods presented.

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

Wholesale Revenues – All of the power produced from DPL's ownership interest in Conesville and DP&L's share of the power produced at OVEC is sold to an RTO, and these are classified as Wholesale revenues.

In PJM, the promise to sell energy as wholesale revenue is separately identifiable from participation in the capacity market and the two products can be transacted independently of one another. Therefore, wholesale revenues are a separate contract with a single performance obligation. Revenue is recorded based on the quantities (MWh) delivered in each hour during each month at the spot price, making the contract effectively “month-to-month”.

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

DPL's revenue from contracts with customers was $168.5 million and $365.0 million for the three and six months ended June 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2018
Retail Revenue
Retail revenue from contracts with customers	$139.7	$—	$(0.2)	$139.5
Other retail revenues (a)	9.6	—	—	9.6
Wholesale Revenue
Wholesale revenue from contracts with customers	7.1	4.6	—	11.7
RTO revenue	10.5	0.1	—	10.6
RTO capacity revenues	1.9	2.1	—	4.0
Other revenues from contracts with customers (b)	—	2.7	—	2.7
Other revenues	—	0.8	(0.8)	—
Total revenues	$168.8	$10.3	$(1.0)	$178.1

	Six months ended June 30, 2018
Retail Revenue
Retail revenue from contracts with customers	$300.9	$—	$(0.4)	$300.5
Other retail revenues (a)	18.8	—	—	18.8
Wholesale Revenue
Wholesale revenue from contracts with customers	19.7	11.1	—	30.8
RTO revenue	21.6	0.2	—	21.8
RTO capacity revenues	3.8	3.0	—	6.8
Other revenues from contracts with customers (b)	—	5.1	—	5.1
Other revenues	—	1.4	(1.4)	—
Total revenues	$364.8	$20.8	$(1.8)	$383.8

(a)
Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606. Accounts receivable balances associated with these revenues were $3.0 million as of June 30, 2018.

(b)	Other revenues from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $59.4 million and $63.0 million as of June 30, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

We have elected to apply the optional disclosure exemptions under FASC 606. Therefore, we have no disclosures pertaining to revenue expected to be recognized in any future year related to remaining performance obligations, as we exclude contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled for DPL.

Note 14 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three and six months ended June 30, 2018 and 2017, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

Note 15 – Discontinued Operations

On December 8, 2017, DPL and AES Ohio Generation completed the sale transaction of their entire undivided interest in the Miami Fort Station and the Zimmer Station. On March 27, 2018, DPL and AES Ohio Generation completed the sale transaction of the Peaker assets to Kimura Power, LLC, and this transaction resulted in a loss on sale of $1.9 million for the six months ended June 30, 2018. Further, on May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned.

Consequently, in the second quarter of 2018, DPL determined that the disposal of this group of components as a whole represents a strategic shift by us to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations and financial position for this group of components were reported as such in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	June 30, 2018	December 31, 2017
Restricted cash	$—	$1.5
Accounts receivable, net	22.1	37.9
Inventories	0.5	19.4
Taxes applicable to subsequent years	0.9	7.4
Other prepayments and current assets	5.8	17.4
Property, plant & equipment, net	1.5	233.9
Intangible assets, net	6.0	5.5
Other deferred assets	—	0.6
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$36.8	$323.6

Accounts payable	$9.6	$25.1
Accrued taxes	5.1	6.3
Other current liabilities	19.2	30.0
Long-term debt (a)	—	0.3
Deferred taxes (b)	(16.9)	(17.4)
Taxes payable	0.6	7.4
Pension, retiree and other benefits	9.7	10.6
Asset retirement obligations	116.8	116.6
Other deferred credits	5.7	5.9
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$149.8	$184.8

(a)	Long-term debt relates to capital leases.

(b)	Deferred taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Revenues	$38.7	$123.8	$126.2	$252.1
Cost of revenues	(19.5)	(62.5)	(60.6)	(135.2)
Operating and other expenses	(9.2)	(43.5)	(33.9)	(181.3)
Income / (loss) from discontinued operations	10.0	17.8	31.7	(64.4)
Loss from disposal of discontinued operations	—	—	(1.9)	—
Income tax expense / (benefit) from discontinued operations	1.1	10.9	4.9	(20.0)
Net income / (loss) from discontinued operations	$8.9	$6.9	$24.9	$(44.4)

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.8) million and $7.7 million for the three months ended June 30, 2018 and 2017, respectively, and $(0.4) million and $0.9 million for the six months ended June 30, 2018 and 2017, respectively. Cash flows from investing activities for discontinued operations were $(2.0) million and $(5.3) million for the three months ended June 30, 2018 and 2017, respectively, and $233.8 million and $(18.0) million for the six months ended June 30, 2018 and 2017, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining interest expense was included in the discontinued operations above. The interest expense included in discontinued operations was $0.0 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Revenues	$168.8	$168.2	$364.8	$358.3

Cost of revenues:
Net fuel cost	0.7	—	1.6	—
Net purchased power cost	68.9	66.5	152.7	147.6
Total cost of revenues	69.6	66.5	154.3	147.6

Gross margin	99.2	101.7	210.5	210.7

Operating expenses:
Operation and maintenance	39.9	40.1	72.1	78.1
Depreciation and amortization	18.8	18.6	37.4	36.7
General taxes	16.0	19.6	35.3	38.5
Loss on asset disposal	0.1	—	0.1	—
Loss on disposal of business (Note 14)	—	—	12.4	—
Total operating expenses	74.8	78.3	157.3	153.3

Operating income	24.4	23.4	53.2	57.4

Other income / (expense), net
Investment income	0.2	0.1	0.1	0.1
Interest expense	(6.5)	(8.0)	(14.7)	(15.6)
Charge for early redemption of debt	(0.1)	(0.1)	(0.6)	(0.1)
Other expense, net	(0.9)	(0.3)	(1.6)	(1.7)
Total other expense, net	(7.3)	(8.3)	(16.8)	(17.3)

Income from continuing operations before income tax	17.1	15.1	36.4	40.1

Income tax expense from continuing operations	2.1	3.8	5.7	11.8

Net income from continuing operations	15.0	11.3	30.7	28.3

Discontinued operations (Note 13):
Income / (loss) from discontinued operations before income tax	—	11.2	—	(77.5)
Income tax expense / (benefit) from discontinued operations	—	6.4	—	(23.5)
Net income / (loss) from discontinued operations	—	4.8	—	(54.0)

Net income / (loss)	$15.0	$16.1	$30.7	$(25.7)

See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2018	2017	2018	2017
Net income / (loss)	$15.0	$16.1	$30.7	$(25.7)
Equity securities activity:
Reclassification to Retained earnings, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0 for each respective period	—	0.1	(1.1)	0.2
Total change in fair value of equity securities	—	0.1	(1.1)	0.2
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.1), $0.1, $0.3 and $(0.1) for each respective period	0.2	(0.1)	0.7	0.2
Reclassification to earnings, net of income tax benefit of $0.1, $0.1, $0.3 and $0.2 for each respective period	(0.2)	(0.2)	(0.5)	(0.4)
Reclassification of earnings related to discontinued operations, net of income tax expense of $0.0, $(0.8), $0.0 and $(4.0) for each respective period	—	1.2	—	7.3
Total change in fair value of derivatives	—	0.9	0.2	7.1

Pension and postretirement activity:
Prior service costs for the period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.6 for each respective period	—	—	—	(1.1)
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.2 for each respective period	—	—	—	(0.5)
Reclassification to earnings, net of income tax expense of $(0.2), $(0.3), $(0.4) and $(1.6) for each respective period	0.8	0.7	1.7	3.2
Total pension and postretirement adjustments	0.8	0.7	1.7	1.6

Other comprehensive income	0.8	1.7	0.8	8.9

Net comprehensive income / (loss)	$15.8	$17.8	$31.5	$(16.8)

See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23.0	$5.2
Restricted cash	7.2	0.4
Accounts receivable, net (Note 2)	100.2	70.8
Inventories (Note 2)	7.7	7.3
Taxes applicable to subsequent years	34.7	71.1
Regulatory assets, current	26.5	23.9
Other prepayments and current assets	11.6	14.6
Total current assets	210.9	193.3

Property, plant & equipment:
Property, plant & equipment	2,243.7	2,247.2
Less: Accumulated depreciation and amortization	(971.7)	(987.3)
	1,272.0	1,259.9
Construction work in process	25.7	41.5
Total net property, plant & equipment	1,297.7	1,301.4

Other non-current assets:
Regulatory assets, non-current	151.0	163.2
Intangible assets, net of amortization	16.5	18.8
Other deferred assets	24.5	12.7
Total other non-current assets	192.0	194.7
Total assets	$1,700.6	$1,689.4

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$4.6	$4.6
Short-term debt (Note 7)	10.0	10.0
Accounts payable	47.6	46.6
Accrued taxes	74.7	70.1
Accrued interest	0.9	0.8
Customer security deposits	20.7	21.8
Regulatory liabilities, current	32.4	14.8
Other current liabilities	12.7	12.9
Total current liabilities	203.6	181.6

Non-current liabilities:
Long-term debt (Note 7)	582.7	642.0
Deferred taxes	125.5	131.0
Taxes payable	39.6	75.8
Regulatory liabilities, non-current	233.9	221.2
Pension, retiree and other benefits	83.8	91.1
Unamortized investment tax credit	0.7	0.9
Asset retirement obligations	4.7	8.0
Other deferred credits	7.0	7.1
Total non-current liabilities	1,077.9	1,177.1

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
250,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	741.7	685.8
Accumulated other comprehensive loss	(35.4)	(36.2)
Accumulated deficit	(287.6)	(319.3)
Total common shareholder's equity	419.1	330.7
Total liabilities and shareholder's equity	$1,700.6	$1,689.4

See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2018	2017
Cash flows from operating activities:
Net income / (loss)	$30.7	$(25.7)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	37.4	45.5
Charge for early redemption of debt	0.6	0.1
Deferred income taxes	(6.7)	3.2
Fixed-asset impairment	—	66.3
Loss on disposal of business	12.4	—
Loss on asset disposal, net	0.1	16.2
Changes in certain assets and liabilities:
Accounts receivable	10.9	26.3
Inventories	(0.3)	8.0
Taxes applicable to subsequent years	36.4	39.1
Deferred regulatory costs, net	(6.7)	(9.1)
Accounts payable	(5.6)	(38.0)
Accrued taxes payable	(31.7)	(75.7)
Accrued interest payable	—	(0.1)
Security deposits	(1.2)	1.7
Pension, retiree and other benefits	(4.4)	2.0
Other	7.2	(2.3)
Net cash provided by operating activities	79.1	57.5
Cash flows from investing activities:
Capital expenditures	(44.5)	(57.6)
Insurance proceeds	0.1	1.3
Payments on disposal of business	(14.5)	—
Proceeds from sale of property	10.6	0.1
Other investing activities, net	(0.2)	—
Net cash used in investing activities	(48.5)	(56.2)
Cash flows from financing activities:
Returns of capital paid to parent	(23.8)	(9.0)
Capital contributions from parent	80.0	—
Borrowings from revolving credit facilities	30.0	—
Repayment of borrowings from revolving credit facilities	(30.0)	—
Retirement of long-term debt	(62.2)	(10.3)
Issuance of short-term debt - related party	—	30.0
Repayment of short-term debt - related party	—	(35.0)
Net cash used in financing activities	(6.0)	(24.3)
(Increase) decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	27.5
Cash, cash equivalents, and restricted cash:
Net change	24.6	4.5
Balance at beginning of period	5.6	1.6
Cash, cash equivalents, and restricted cash at end of period	$30.2	$6.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$11.5	$13.6
Income taxes paid, net	$2.7	$26.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$5.6	$9.1

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 523,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which have either been closed or sold. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, the proliferation of energy efficiency and distributed renewable resources and the market price of electricity. Through September 30, 2017, DP&L sold its generated energy and capacity into the wholesale market. After September 30, 2017, DP&L continues to sell its proportional share of energy and capacity from its investment in OVEC. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 641 people as of June 30, 2018. Approximately 55% of DP&L employees are under a collective bargaining agreement which expires October 31, 2020.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2018; our results of operations for the three and six months ended June 30, 2018 and 2017 and our cash flows for the six months ended June 30, 2018 and 2017. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2018 may not be indicative of our results that will be realized for the full year ending December 31, 2018.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2018	December 31, 2017
Cash and cash equivalents	$23.0	$5.2
Restricted cash	7.2	0.4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$30.2	$5.6

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2018 and 2017 were $12.3 million and $11.4 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2018 and 2017 were $25.4 million and $23.9 million, respectively.

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
2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: retrospective for presentation of non-service cost and prospective for the change in capitalization.
January 1, 2018
The adoption of this standard resulted in a $0.9 million reclassification of non-service pension and other postretirement benefit costs (credits) from Operating expense to Other income / (expense) - net for the six months ended June 30, 2017.

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
Transition method: retrospective.
		January 1, 2018	The adoption of this standard resulted in a $27.5 million decrease in investing activities for the six months ended June 30, 2017.
2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities
The standard significantly revises an entity’s accounting related to (1) classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosures of financial instruments.
Transition method: modified retrospective. Prospective for equity investments without readily determinable fair value.
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

Adoption of FASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers", and its subsequent corresponding updates ("FASC 606"). The core principle of this standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the modified retrospective method of adoption to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under FASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard, ASC 605. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contracts for modifications. We instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

There was no cumulative effect to our January 1, 2018 Condensed Consolidated Balance Sheet resulting from the adoption of FASC 606. See additional disclosures under FASC 606 in Note 12 – Revenue.

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
2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
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
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2017-08, Receivables — Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities	This standard shortens the period of amortization for the premium on certain callable debt securities to the earliest call date. Transition method: modified retrospective.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our financial statements.
2016-02, 2018-01, 2018-10, Leases (Topic 842)	See "2016-02, Leases (Topic 842)" below.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.

2016-02, 2018-01, 2018-10, Leases (Topic 842)
ASU 2016-02 and its subsequent corresponding updates will require lessees to recognize assets and liabilities for most leases and recognize expenses in a manner similar to the current accounting method. For Lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates the current real estate-specific provisions.

The standard must be adopted using a modified retrospective approach at the beginning of the earliest comparative period presented in the financial statements (January 1, 2017). The FASB proposed amending the standard to give another option for transition. The proposed transition method would allow entities to not apply the new lease standard in the comparative periods presented in their financial statements in the year of adoption. Under the proposed transition method, the entity would apply the transition provisions on January 1, 2019 (i.e., the effective date). At transition, lessees and lessors are permitted to make an election to apply a package of practical expedients that allow them not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. Furthermore, entities are also permitted to make an election to use hindsight when determining lease term and lessees can elect to use hindsight when assessing the impairment of right-of-use assets.

We have established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use asset and related liability. Additionally, the implementation team has been working on the configuration of a lease accounting system that will support the implementation and the subsequent accounting. The implementation team is in the process of evaluating changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

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

Under FASC 842, it is expected that fewer contracts will contain a lease. Under the new rules, all operating leases will be recorded as right-of-use assets with an off-setting lease liability.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
$ in millions	2018	2017
Accounts receivable, net:
Unbilled revenue	$12.9	$18.0
Customer receivables	47.3	44.2
Amounts due from affiliates	8.3	3.7
Due from PJM transmission enhancement settlement (a)	30.1	—
Other	2.7	6.0
Provision for uncollectible accounts	(1.1)	(1.1)
Total accounts receivable, net	$100.2	$70.8

Inventories, at average cost:
Materials and supplies	$7.0	$6.9
Other	0.7	0.4
Total inventories, at average cost	$7.7	$7.3

(a) - See Note 3 – Regulatory Matters for more information on this item.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended June 30,		Six months ended June 30,
$ in millions		2018	2017	2018	2017
Gains and losses on equity securities activity (Note 5):
	Retained earnings	$—	$—	$(1.7)	$(0.1)
	Tax benefit	—	—	0.6	—
	Net of income taxes	—	—	(1.1)	(0.1)

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)	(0.8)	(0.6)
	Tax benefit from continuing operations	0.1	0.1	0.3	0.2
	Net of income taxes	(0.2)	(0.2)	(0.5)	(0.4)

	Gain from discontinued operations	—	2.0	—	11.3
	Tax expense from discontinued operations	—	(0.8)	—	(4.0)
	Net of income taxes	—	1.2	—	7.3

Amortization of defined benefit pension items (Note 9):
	Other expense, net	1.0	1.0	2.1	4.8
	Tax expense	(0.2)	(0.3)	(0.4)	(1.6)
	Net of income taxes	0.8	0.7	1.7	3.2

Total reclassifications for the period, net of income taxes		$0.6	$1.7	$0.1	$10.0

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2018 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2018	$1.1	$1.4	$(38.7)	$(36.2)

Other comprehensive income before reclassifications	—	0.7	—	0.7
Amounts reclassified from AOCI to earnings	—	(0.5)	1.7	1.2
Amounts reclassified from AOCI to Retained earnings	(1.1)	—	—	(1.1)
Net current period other comprehensive income / (loss)	(1.1)	0.2	1.7	0.8

Balance at June 30, 2018	$—	$1.6	$(37.0)	$(35.4)

Note 3 – Regulatory Matters

On November 30, 2015, DP&L filed a distribution rate case using a 12-month test year of June 1, 2015 to May 31, 2016 to measure revenue and expenses and a date certain of September 30, 2015 to measure its asset base. DP&L sought an increase to distribution revenues of $65.8 million per year. DP&L asked for recovery of certain regulatory assets as well as two new riders that would allow DP&L to recover certain costs on an ongoing basis. It has proposed a modified rate design, which would increase the monthly customer charge, in an effort to decouple distribution revenues from electric sales. If approved as filed, the rates are expected to increase a typical residential customer bill approximately 4% based on rates in effect at the time of the filing. On March 12, 2018, the PUCO Staff filed its Staff Report of Investigation in the distribution rate case. In response, DP&L submitted objections and supplemental testimony on April 11, 2018. On June 18, 2018, DP&L entered into a stipulation and recommendation with various intervening parties and the Staff of the PUCO with respect to the pending distribution rate case filing. If this stipulation is approved, it would establish a revenue requirement of $248.0 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of $29.8 million per year. The evidentiary hearing on the stipulation was completed on July 24, 2018. An order in this proceeding is expected to be issued by the PUCO in the fourth quarter of 2018.

Impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L agreed to file an application at the PUCO to refund eligible excess accumulated deferred income taxes (excess ADIT) and any related regulatory liability over a 10-year period. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations.

On March 15, 2018, the FERC initiated “show cause” proceedings against numerous utilities, including DP&L, that had stated transmission rates, directing each utility to file either revised transmission rates to reflect the effects of the TCJA or to show cause why no changes in transmission rates were appropriate. On May 8, 2018, DP&L filed to adjust its FERC jurisdictional transmission rates to reflect this impact. The filing is currently under review by the FERC and DP&L is unable to predict whether the proposed rates will be accepted as filed or if they may be further modified. As proposed, the decrease is approximately $2.4 million annually. DP&L has recorded a reduction to revenues and regulatory liabilities for the estimated impact.

PJM transmission enhancement settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s Open Access Transmission Tariff. The FERC order approved the settlement which will have the impact of reducing DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. The precise amount of the reduced charges is unknown, but DP&L has recorded a receivable of $43.0 million ($30.1 million is short-term) for the estimated credits we will receive from PJM over the next five years. All of the transmission charges and credits impacted by this FERC order are items that are included for 100% recovery in DP&L’s nonbypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR.

Note 4 – Property, Plant and Equipment

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged so that each was wholly owned after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million.

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

Changes in the Liability for AROs

$ in millions
Balance at January 1, 2018	$8.0
Revisions to cash flow and timing estimates	0.1
Reductions due to dispositions	(3.4)
Balance at June 30, 2018	$4.7

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2018 and December 31, 2017. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	June 30, 2018		December 31, 2017
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.4	3.9	2.5	4.2
Debt securities	4.2	4.1	4.3	4.3
Hedge funds	0.1	0.2	0.1	0.2
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.1	$8.6	$7.3	$9.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$587.3	$596.0	$646.6	$658.4

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2018 or 2017.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Retained Earnings and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the six months ended June 30, 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the balance sheets.

DP&L had $1.7 million ($1.1 million after tax) of unrealized gains and immaterial unrealized losses on the Master Trust assets in AOCI at December 31, 2017.

Long-term debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at the carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2020 to 2061.

The fair value of assets and liabilities at June 30, 2018 and December 31, 2017 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at June 30, 2018 (a)				Fair value at December 31, 2017 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	3.9	—	3.9	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.3	—	4.3
Hedge funds	—	0.2	—	0.2	—	0.2	—	0.2
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.3	8.3	—	8.6	0.3	8.8	—	9.1
Derivative assets
Interest rate hedges	—	2.2	—	2.2	—	1.8	—	1.8
Total derivative assets	—	2.2	—	2.2	—	1.8	—	1.8

Total assets	$0.3	$10.5	$—	$10.8	$0.3	$10.6	$—	$10.9

Liabilities
Long-term debt	$—	$578.3	$17.7	596.0	$—	$640.6	$17.8	$658.4

Total liabilities	$—	$578.3	$17.7	$596.0	$—	$640.6	$17.8	$658.4

(a)	Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as interest rate hedge contracts which are valued using a bench-mark interest rate. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•	Level 3 inputs such as certain debt balances are considered a Level 3 input because the notes are not publicly traded. Our long-term debt is fair valued for disclosure purposes only.
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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. The balance of AROs was $4.7 million and $8.0 million at June 30, 2018 and December 31, 2017, respectively.

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, DP&L enters into interest rate hedges to manage the interest rate risk of our variable rate debt. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under FASC 815 for accounting purposes. In prior periods, we have used commodity derivatives principally to manage the risk of changes in market prices for commodities.

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

As of June 30, 2018, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR. As of December 31, 2017, the interest rate swaps had a combined notional amount of $200.0 million. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial re-payment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three months ended	Three months ended
	June 30, 2018	June 30, 2017
	Interest		Interest
$ in millions (net of tax)	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$1.6	$1.8	$1.7
Net gains / (losses) associated with current period hedging transactions	0.2	1.2	(0.1)
Net losses reclassified to earnings
Interest expense	(0.2)	—	(0.2)
Ending accumulated derivative gains in AOCI	$1.6	$3.0	$1.4

	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
	Interest		Interest
$ in millions (net of tax)	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$1.4	$(4.3)	$1.6
Net gains associated with current period hedging transactions	0.7	6.0	0.2
Net gains / (losses) reclassified to earnings
Interest expense	(0.5)	—	(0.4)
Loss from discontinued operations	—	1.3	—
Ending accumulated derivative gains in AOCI	$1.6	$3.0	$1.4

Portion expected to be reclassified to earnings in the next twelve months	$(0.5)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	26

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

Financial Statement Effect
DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

	Hedging Designation	Balance sheet classification	June 30, 2018	December 31, 2017
Interest Rate Hedges in an Asset Position	Cash Flow Hedge	Other Deferred Assets
Gross Fair Value as presented in the Balance Sheets			$2.2	$1.8

Any ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Statements of Operations.

Note 7 – Long-term Debt

The following table summarizes DP&L's outstanding long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2018	2017
Term loan - rates from 3.57% - 4.82% (a) and 4.01% - 4.60% (b)		2022	$438.3	$440.6
Tax-exempt First Mortgage Bonds - rates from 2.50% - 2.63% (a) and 1.52% - 1.92% (b)		2020	140.0	200.0
U.S. Government note	4.2%	2061	17.7	17.8
Unamortized deferred financing costs			(7.2)	(9.8)
Unamortized long-term debt discounts			(1.5)	(2.0)
Total long-term debt			587.3	646.6
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$582.7	$642.0

(a)	Range of interest rates for the six months ended June 30, 2018.

(b)	Range of interest rates for the year ended December 31, 2017.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At June 30, 2018, DP&L had $10.0 million in outstanding borrowings on its line of credit.

Significant transactions
On March 30, 2018, DP&L commenced a redemption of $60.0 million of outstanding tax exempt First Mortgage Bonds due 2020 at par value (plus accrued and unpaid interest). These bonds were redeemed at par plus accrued interest on April 30, 2018 with cash on hand.

On January 3, 2018, DP&L and its lenders amended DP&L's Term Loan B credit agreement. The amendment (a) modified the definition of "applicable rate", from 2.25% per annum to 1.00% per annum - in the case of the Base Rate, and from 3.25% per annum to 2.00% per annum - in the case of the Eurodollar Rate, and (b) modified a "call protection" provision which as modified stated that in the event the loan was repriced or any portion of the loans were prepaid, repaid, refinanced, substituted, or replaced on or prior July 3, 2018, such prepayment, acceleration, repayment, refinancing, substitution or replacement would have been made at 101% of the principal amount so prepaid, repaid, refinanced, substituted or replaced. After July 3, 2018, any such transaction would occur at 100% of the principal amount of the then outstanding loans. There were no such transactions prior to July 3, 2018.

Long-term debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, the ratio shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of June 30, 2018, DP&L's ratings meet those requirements and this ratio is suspended for the quarter ended June 30, 2018.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 7.21 to 1.00 as of June 30, 2018.

As of June 30, 2018, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
DP&L	12.3%	25.2%	15.7%	29.4%

Income tax expense for the six months ended June 30, 2018 and 2017 was calculated using the estimated annual effective income tax rates for 2018 and 2017 of 17.2% and 30.4%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates.

The decrease in the estimated annual effective rate compared to the same period in 2017 is primarily due to the effects of the TCJA. The primary impact of the TCJA was lowering of the statutory corporate income tax rate to 21% from 35% effective January 1, 2018. The rate was further decreased by the change in estimated flow-through depreciation. These decreases were partially offset by the repeal of the manufacturer’s production deduction.

For the six months ended June 30, 2018, DP&L’s current period effective tax rate was lower than the estimated annual effective rate primarily due to discrete tax items relating to the Beckjord Facility transaction (see Note 14 – Dispositions).

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.7 million in employer contributions during the six months ended June 30, 2018 and $5.0 million during the six months ended June 30, 2017.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2018 and 2017 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Service cost	$1.5	$1.4	$3.0	$2.8
Interest cost	3.5	3.5	6.9	7.1
Expected return on plan assets	(5.4)	(5.7)	(10.6)	(11.4)
Plan curtailment (a)	—	—	—	5.6
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.7	0.8
Actuarial loss	2.4	2.3	4.7	4.5
Net periodic benefit cost	$2.3	$1.8	$4.7	$9.4

(a)	As a result of the decision to retire certain of DPL's coal-fired plants, we recognized a plan curtailment of $5.6 million in the first quarter of 2017.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $12.7 million at both June 30, 2018 and December 31, 2017 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated balance to be paid during	Pension
2018	$14.2
2019	$28.2
2020	$27.9
2021	$27.6
2022	$27.3
2023 - 2027	$131.3

Note 10 – Shareholder’s Equity

DP&L has 250,000,000 authorized shares of common stock, $0.01 par value, of which 41,172,173 are outstanding at June 30, 2018. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio, calculated as total equity divided by total capitalization, of at least 50 percent and to not have a negative retained earnings balance. As of June 30, 2018, DP&L's equity ratio was 41% and retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L. In the generation separation order dated September 17, 2014, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. After considering the payments noted in Note 7 – Long-term Debt, DP&L's long-term debt is $596.0 million.

Capital Contribution and Returns of Capital
During the six months ended June 30, 2018, DP&L received an $80.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $23.8 million to DPL.

During the six months ended June 30, 2017, DP&L made return of capital payments of $9.0 million to DPL.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to the OVEC arrangement, receive and pay for OVEC capacity and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which for DP&L is the same as its equity ownership interest. At Jun

e 30, 2018, DP&L could be responsible for the repayment of 4.9%, or $69.4 million, of $1,415.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. There was no known default as of June 30, 2018. However, one of the other OVEC members has filed for bankruptcy protection and the bankruptcy court has approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. While it is too early to determine the full impact of these events, we do not expect them to have a material impact on our financial condition, results of operations or cash flows.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2017.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2018, cannot be reasonably determined.

Environmental Matters
DP&L’s facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•	The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions;

•	Litigation with federal and certain state governments and certain special interest groups;

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

In PJM, the promise to sell energy as wholesale revenue is separately identifiable from participation in the capacity market and the two products can be transacted independently of one another. Therefore, wholesale revenues are a separate contract with a single performance obligation. Revenue is recorded based on the quantities (MWh) delivered in each hour during each month at the spot price, making the contract effectively “month-to-month”.

RTO Revenues – Compensation for use of DP&L’s transmission assets are classified as RTO revenues. As DP&L owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. DP&L) and recognized as transmission revenues

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that DP&L as the transmission operator has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

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

DP&L's revenue from contracts with customers was $159.2 million and $346.0 million for the three and six months ended June 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2018:

	Three	Six
	months ended	months ended
$ in millions	June 30, 2018	June 30, 2018
Retail Revenue
Retail revenue from contracts with customers	$139.7	$300.9
Other retail revenues (a)	9.6	18.8
Wholesale Revenue
Wholesale revenue from contracts with customers	7.1	19.7
RTO revenue	10.5	21.6
RTO capacity revenues	1.9	3.8
Total revenues	$168.8	$364.8

(a)
Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606. Accounts receivable balances associated with these revenues were $3.0 million as of June 30, 2018.

The balances of receivables from contracts with customers were $57.2 million and $62.1 million as of June 30, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

We have elected to apply the optional disclosure exemptions under FASC 606. Therefore, we have no disclosures pertaining to revenue expected to be recognized in any future year related to remaining performance obligations, as we exclude contracts with an original length of one year or less, contracts for which we recognize revenue based on the amount we have the right to invoice for services performed, and variable consideration allocated entirely to a wholly unsatisfied performance obligation when the consideration relates specifically to our efforts to satisfy the performance obligation and depicts the amount to which we expect to be entitled for DP&L.

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

DP&L's generation business met the criteria to be classified as a discontinued operation, and, accordingly, the historical activity has been reclassified to "Discontinued operations" in the Statements of Operations for the three and six months ended June 30, 2017.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the period indicated:

	Three months ended	Six months ended
	June 30, 2017	June 30, 2017
Revenues	$115.9	$236.9
Cost of revenues	(59.8)	(129.6)
Operating and other expenses	(44.9)	(118.5)
Fixed-asset impairment	—	(66.3)
Income / (loss) from discontinued operations	11.2	(77.5)
Income tax expense / (benefit) from discontinued operations	6.4	(23.5)
Net income / (loss) from discontinued operations	$4.8	$(54.0)

Cash flows related to discontinued operations are included in the Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $5.3 million and $(6.5) million for the three and six months ended June 30, 2017, respectively. Cash flows from investing activities for discontinued operations were $(2.9) million and $(10.6) million for the three and six months ended June 30, 2017, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining interest expense was included in the discontinued operations above. The interest expense included in discontinued operations was $0.0 million and $0.2 million for the three and six months ended June 30, 2017, respectively.

Note 14 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three and six months ended June 30, 2018 and 2017, excluding the loss on transfer noted above.

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

OVERVIEW OF OUR BUSINESS
DPL is an indirectly wholly-owned subsidiary of AES.

DPL has three significant subsidiaries, DP&L, MVIC and AES Ohio Generation. DP&L is a public utility providing electric transmission and distribution services in West Central Ohio. AES Ohio Generation owns an undivided interest in a coal-fired generating facility and sells all of its energy and capacity into the wholesale market. MVIC is our captive insurance company that provides insurance services to DPL and our other subsidiaries. For additional information, see Item 1 – Business of our 2017 Form 10-K. All of DPL's subsidiaries are wholly-owned.

As an electric public utility in Ohio, DP&L provides regulated transmission and distribution services to its customers as well as retail SSO electric service. DP&L's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL
DPL's loss from continuing operations before income tax for the three months ended June 30, 2018 improved by $2.2 million, or 24%, from a pre-tax loss of $9.1 million for the three months ended June 30, 2017 to a pre-tax loss of $6.9 million for the three months ended June 30, 2018, primarily due to factors including, but not limited to:

•	Favorable impact of new DP&L rates following the 2017 ESP, and

•	Lower property tax expense.

These were partially offset by:

•	Write-off of previously deferred rate case costs, and

•	Charge for early redemption of debt.

DPL's loss from continuing operations before income tax for the six months ended June 30, 2018 improved by $4.0 million, or 40%, from a pre-tax loss of $10.1 million for the six months ended June 30, 2017 to a pre-tax loss of $6.1 million for the six months ended June 30, 2018, primarily due to factors including, but not limited to:

•	Favorable impact of new DP&L rates following the 2017 ESP, and

•	Lower property tax expense.

These were partially offset by:

•	Loss on the disposal of business in 2018, due to the transfer of business interests in the Beckjord facility,

•	Write-off of previously deferred rate case costs, and

•	Charge for early redemption of debt.

DP&L
DP&L's income from continuing operations before income tax for the three months ended June 30, 2018 improved by $2.0 million, or 13%, from pre-tax income of $15.1 million for the three months ended June 30, 2017 to pre-tax income of $17.1 million for the three months ended June 30, 2018 primarily due to factors including, but not limited to:

•	Favorable impact of new rates following the 2017 ESP, and

•	Lower property tax expense.

These were partially offset by:

•	Write-off of previously deferred rate case costs, and

•	Increase in maintenance of overhead transmission and distribution lines

DP&L's income from continuing operations before income tax for the six months ended June 30, 2018 decreased $3.7 million, or 9%, from pre-tax income of $40.1 million for the six months ended June 30, 2017 to pre-tax income of $36.4 million for the six months ended June 30, 2018 primarily due to factors including, but not limited to:

•	Loss on disposal of business in 2018, due to the transfer of business interests in the Beckjord facility,

•	Write-off of previously deferred rate case costs, and

•	Increase in maintenance of overhead transmission and distribution lines.

These were partially offset by:

•	favorable impact of new rates following the 2017 ESP

•	Lower property tax expense.

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Revenues:
Retail	$149.1	$151.4	$319.3	$323.2
Wholesale	11.7	5.4	30.8	12.3
RTO revenues	10.6	11.7	21.8	23.2
RTO capacity revenues	4.0	2.9	6.8	5.4
Other revenues	2.7	3.1	5.1	5.9
Total revenues	178.1	174.5	383.8	370.0
Cost of revenues:
Net fuel cost	3.6	2.3	8.1	4.3
Purchased power:
Purchased power	53.9	53.4	119.7	120.1
RTO charges	14.5	13.2	33.4	27.8
RTO capacity charges	0.9	0.1	2.2	0.2
Net purchased power cost	69.3	66.7	155.3	148.1
Total cost of revenues	72.9	69.0	163.4	152.4

Gross margin	105.2	105.5	220.4	217.6

Operating expenses:
Operation and maintenance	45.0	48.1	81.0	96.4
Depreciation and amortization	20.3	18.8	39.1	37.1
General taxes	16.1	20.2	35.5	39.2
Other, net	1.2	—	13.0	—
Total operating expenses	82.6	87.1	168.6	172.7

Operating income	22.6	18.4	51.8	44.9

Other income / (expense), net:
Investment income	0.3	0.1	0.2	0.1
Interest expense	(24.0)	(27.6)	(51.8)	(54.9)
Charge for early redemption of debt	(5.7)	(0.3)	(6.4)	(0.3)
Other income / (expense), net	(0.1)	0.3	0.1	0.1
Total other expense, net	(29.5)	(27.5)	(57.9)	(55.0)

Loss from continuing operations before income tax (a)	$(6.9)	$(9.1)	$(6.1)	$(10.1)

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Heating degree-days (a)	593	393	3,451	2,685
Cooling degree-days (a)	448	276	451	278

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

We sell generation into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plant and non-affiliated generating plants to sell into the wholesale market; contracted wholesale sales and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Retail
Rate	$(12.4)	$(18.4)
Volume	11.3	19.2
Other miscellaneous	(1.2)	(4.7)
Total retail change	(2.3)	(3.9)

Wholesale
Wholesale revenues	6.3	18.5

Other
Other revenues	(0.4)	(0.8)

Total revenues change	$3.6	$13.8

During the three months ended June 30, 2018, Revenues increased $3.6 million to $178.1 million from $174.5 million in the same period of the prior year. This increase was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $2.3 million primarily due to lower average DP&L retail rates and lower other miscellaneous revenues, partially offset by higher DP&L retail volumes. The decrease in average retail rates was primarily driven by decreased collections on the competitive bid and energy efficiency revenue rate riders. These decreases were partially offset by the implementation of the DMR in November of 2017. The increase in retail volume was primarily driven by favorable weather in 2018, as heating degree-days increased by 200 degree-days and cooling degree-days increased by 172 degree-days. The impacts discussed above resulted in an unfavorable $12.4 million retail price variance and a favorable $11.3 million retail volume variance. In addition to the unfavorable retail price variance, there was an unfavorable other miscellaneous variance of $1.2 million primarily due to energy efficiency shared savings recorded in 2017.

•
Wholesale revenues increased $6.3 million primarily as a result of an increase in volumes sold by Conesville and DP&L's share of OVEC generation. OVEC revenues consist of DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices. The increase in Conesville revenues was primarily driven by an increase in internal generation of 43% compared to the same period in prior year.

•	RTO capacity and other revenues did not fluctuate materially compared to the same period in the prior year.

During the six months ended June 30, 2018, Revenues increased $13.8 million to $383.8 million from $370.0 million in the same period of the prior year. This increase was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $3.9 million primarily due to lower average DP&L retail rates and lower other miscellaneous revenues, partially offset by higher DP&L retail volumes. The decrease in average retail rates was primarily driven by decreased collections on the competitive bid and energy efficiency revenue rate riders. These decreases were partially offset by the implementation of the DMR in November of 2017. The increase in retail volume was primarily driven by favorable weather in 2018, as heating degree-days increased by 766 degree-days and cooling degree-days increased by 173 degree-days. The impacts discussed above resulted in a favorable $19.2 million retail volume variance and an unfavorable $18.4 million retail price variance. In addition to the unfavorable retail price variance, there was an unfavorable other miscellaneous variance of $4.7 million primarily due to energy efficiency shared savings recorded in 2017.

•
Wholesale revenues increased $18.5 million primarily as a result of an increase in volumes sold by Conesville and DP&L's share of OVEC generation. OVEC revenues consist of DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices. The increase in Conesville revenues was primarily driven by an increase in internal generation of 66% compared to the same period in prior year.

•	RTO capacity and other revenues did not fluctuate materially compared to the same period in the prior year.

DPL – Cost of Revenues
During the three months ended June 30, 2018, Cost of revenues increased $3.9 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs associated with Conesville and expense recognition coinciding with the collection of fuel costs through the regulatory fuel deferral, increased $1.3 million compared to the same period in the prior year. The increase in the costs associated with Conesville was primarily driven by a 43% increase in internal generation compared to the same period in the prior year.

•	Net purchased power increased $2.6 million compared to the same period in the prior year. This increase was driven by the following factors:

◦	Purchased power increased $0.5 million compared to the same period in the prior year.

◦
RTO charges increased $1.3 million compared to the same period in the prior year primarily due to higher transmission and congestion charges driven by higher market prices. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦	RTO capacity charges increased $0.8 million compared to the same period in the prior year.

During the six months ended June 30, 2018, Cost of revenues increased $11.0 million compared to the same period in the prior year:

•
Net fuel costs, which include coal, gas, oil and emission allowance costs associated with Conesville and expense recognition coinciding with the collection of fuel costs through the regulatory fuel deferral, increased $3.8 million compared to the same period in the prior year. The increase in the costs associated with Conesville was primarily driven by a 66% increase in internal generation as compared to the same period in the prior year.

•	Net purchased power increased $7.2 million compared to the same period in the prior year. This increase was driven by the following factors:

◦	Purchased power decreased $0.4 million compared to the same period in the prior year.

◦
RTO charges increased $5.6 million compared to the same period in the prior year primarily due to higher transmission and congestion charges driven by higher market prices. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦	RTO capacity charges increased $2.0 million compared to the same period in the prior year.

DPL – Operation and Maintenance
During the three and six months ended June 30, 2018, Operation and Maintenance expense decreased $3.1 million and $15.4 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Decrease in alternative energy and energy efficiency programs (a)	$(8.3)	$(18.4)
Decrease in insurance and claims expense	(0.2)	$(4.9)
Write-off of previously deferred rate case costs no longer deemed probable for recovery	5.3	5.3
Increase in maintenance of overhead transmission and distribution lines	3.2	4.3
Other, net	(3.1)	(1.7)
Net change in operation and maintenance expense	$(3.1)	$(15.4)

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three months ended June 30, 2018, Depreciation and amortization increased $1.5 million, compared to the same period in the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets and additional depreciation expense recorded at Conesville in 2018.

During the six months ended June 30, 2018, Depreciation and amortization increased $2.0 million compared to the same period in the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets and additional depreciation expense recorded at Conesville in 2018.

DPL – General Taxes
During the three months ended June 30, 2018, General taxes decreased $4.1 million compared to the same period in the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

During the six months ended June 30, 2018, General taxes decreased $3.7 million compared to the same period in the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

DPL – Operating Expenses - Other
During the three months ended June 30, 2018, DPL recorded other operating expenses of $1.2 million primarily due to a $1.2 million fixed-asset impairment charge recorded on Conesville.

During the six months ended June 30, 2018, DPL recorded other operating expenses of $13.0 million primarily due to the loss on the transfer of business interests in the Beckjord facility of $11.7 million and a $1.2 million fixed-asset impairment charge recorded on Conesville.

DPL – Interest Expense
During the three months ended June 30, 2018, Interest expense decreased $3.6 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DPL and DP&L in 2017 and 2018.

During the six months ended June 30, 2018, Interest expense decreased $3.1 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DPL and DP&L in 2018.

DPL – Charge for Early Redemption of Debt
During the three months ended June 30, 2018, Charge for early redemption of debt increased $5.4 million compared to the same period in the prior year. The increase was primarily due to the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption, in April 2018, of the DPL 6.75% Senior Notes due 2019.

During the six months ended June 30, 2018, Charge for early redemption of debt increased $6.1 million compared to the same period in the prior year. The increase was primarily due to the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption, in April 2018, of the DPL 6.75% Senior Notes due 2019.

DPL – Income Tax Expense / (Benefit)
Income tax benefit of $2.7 million during the three months ended June 30, 2017 changed to Income tax benefit of $1.5 million during the three months ended June 30, 2018. The net change of $1.2 million was primarily due to the change in pre-tax loss and the change in the federal income tax rate from 35% to 21%, due to the TCJA.

Income tax benefit of $3.3 million during the six months ended June 30, 2017 changed to Income tax benefit of $1.6 million during the six months ended June 30, 2018. The net change of $1.7 million was primarily due to the change in pre-tax loss and the change in the federal income tax rate from 35% to 21%, due to the TCJA.

DPL - Discontinued Operations
Net income / (loss) from discontinued operations was $8.9 million and $24.9 million for the three and six months ended June 30, 2018, respectively, compared to $6.9 million and $(44.4) million for the three and six months ended June 30, 2017, respectively. This income / (loss) relates to the generation components of Stuart, Killen, Miami Fort, Zimmer, and the Peaker assets, which were disposed of either by sale or retirement within the last year. See Note 15 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS BY SEGMENT - DPL

Beginning with the second quarter of 2018, DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station, and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 15 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements. AES Ohio Generation now only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the thresholds to be a separate reportable operating segment. Because of this, DPL now manages its business through only one reportable operating segment, the Utility segment, which was previously referred to as the Transmission and Distribution segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is discussed further below.

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 523,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL’s long-term debt and adjustments related to purchase accounting from the Merger. Conesville is now included within the "Other" column as it no longer meets the requirement for disclosure as a reportable segment with the results of operations of the other Generation plants being reclassified to discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 2017 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Note 12 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Utility	$17.1	$15.1	$36.4	$40.1
Other	(24.0)	(24.2)	(42.5)	(50.2)
Loss from continuing operations before income tax (a)	$(6.9)	$(9.1)	$(6.1)	$(10.1)

(a)
For purposes of discussing operating results, we present and discuss Loss from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

RESULTS OF OPERATIONS HIGHLIGHTS – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of DP&L, which are included in Part I - Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations (RESULTS OF OPERATIONS HIGHLIGHTS – DP&L) of this Form 10-Q.

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2018	2017	2018	2017
Revenues:
Retail	$149.3	$151.6	$319.7	$323.8
Wholesale	7.1	3.5	19.7	8.6
RTO revenues	10.5	11.5	21.6	23.0
RTO capacity revenues	1.9	1.6	3.8	2.9
Total revenues	168.8	168.2	364.8	358.3
Cost of revenues:
Net fuel cost	0.7	—	1.6	—
Purchased power:
Purchased power	53.5	53.3	119.0	120.0
RTO charges	14.5	13.1	31.5	27.5
RTO capacity charges	0.9	0.1	2.2	0.1
Net purchased power cost	68.9	66.5	152.7	147.6
Total cost of revenues	69.6	66.5	154.3	147.6

Gross margin	99.2	101.7	210.5	210.7

Operating expenses:
Operation and maintenance	39.9	40.1	72.1	78.1
Depreciation and amortization	18.8	18.6	37.4	36.7
General taxes	16.0	19.6	35.3	38.5
Loss on asset disposal	0.1	—	0.1	—
Loss on disposal of business (Note 14)	—	—	12.4	—
Total operating expenses	74.8	78.3	157.3	153.3

Operating income	24.4	23.4	53.2	57.4

Other income / (expense), net
Investment income	0.2	0.1	0.1	0.1
Interest expense	(6.5)	(8.0)	(14.7)	(15.6)
Charge for early redemption of debt	(0.1)	(0.1)	(0.6)	(0.1)
Other expense, net	(0.9)	(0.3)	(1.6)	(1.7)
Total other expense, net	(7.3)	(8.3)	(16.8)	(17.3)

Income from operations before income tax (a)	$17.1	$15.1	$36.4	$40.1

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

We sell our share of the generation output of OVEC into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; and availability of OVEC generating plants to sell into the wholesale market.

The following table provides a summary of changes in revenues compared to the same period in the prior year:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Retail
Rate	$(12.5)	$(18.5)
Volume	11.3	19.2
Other miscellaneous	(1.1)	(4.8)
Total retail change	(2.3)	(4.1)

Wholesale
Wholesale revenues	3.6	11.1

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(0.7)	(0.5)

Total revenues change	$0.6	$6.5

During the three months ended June 30, 2018, Revenues increased $0.6 million to $168.8 million from $168.2 million in the same period in the prior year. This increase was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $2.3 million primarily due to lower average DP&L retail rates and lower other miscellaneous revenues, partially offset by higher DP&L retail volumes. The decrease in average retail rates was primarily driven by decreased collections on the competitive bid and energy efficiency revenue rate riders. These decreases were partially offset by the implementation of the DMR in November of 2017. The increase in retail volume was primarily driven by favorable weather in 2018, as heating degree-days increased by 200 degree-days and cooling degree-days increased by 172 degree-days. The impacts discussed above resulted in an unfavorable $12.5 million retail price variance and a favorable $11.3 million retail volume variance. In addition to the unfavorable retail price variance, there was an unfavorable other miscellaneous variance of $1.1 million primarily due to energy shared savings recorded in 2017.

•
Wholesale revenues increased $3.6 million compared to the same period in the prior year. These revenues consist of DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices.

•	RTO capacity and other revenues decreased $0.7 million compared to the same period in the prior year.

During the six months ended June 30, 2018, Revenues increased $6.5 million to $364.8 million from $358.3 million in the same period in the prior year. This increase was primarily the result of the components of revenue discussed below:

•
Retail revenues decreased $4.1 million primarily due to lower average DP&L retail rates and lower other miscellaneous revenues, partially offset by higher DP&L retail volumes. The decrease in average retail rates was primarily driven by decreased collections on the competitive bid and energy efficiency revenue rate riders. These decreases were partially offset by the implementation of the DMR in November of 2017. The increase in retail volume was primarily driven by favorable weather in 2018, as heating degree-days increased by 766 degree-days and cooling degree-days increased by 173 degree-days. The impacts discussed above resulted in a favorable $19.2 million retail volume variance and an unfavorable $18.5 million retail price variance. In addition to the unfavorable retail price variance, there was an unfavorable other miscellaneous variance of $4.8 million primarily due to energy shared savings recorded in 2017.

•
Wholesale revenues increased $11.1 million compared to the same period in the prior year. These revenues consist of DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices.

•	RTO capacity and other revenues decreased $0.5 million compared to the same period in the prior year.

DP&L – Cost of Revenues
During the three months ended June 30, 2018, Cost of revenues increased $3.1 million compared to the same period in the prior year:

•
Net fuel costs, which represent expense recognition coinciding with the collection of fuel costs through the regulatory fuel deferral, increased $0.7 million compared to the same period in the prior year.

•	Net purchased power increased $2.4 million compared to the same period in the prior year. This increase was driven by the following factors:

◦	Purchased power increased $0.2 million compared to the same period in the prior year.

◦
RTO charges increased $1.4 million compared to the same period in the prior year primarily due to higher transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦	RTO capacity charges increased $0.8 million compared to the same period in the prior year.

During the six months ended June 30, 2018, Cost of revenues increased $6.7 million compared to the same period in the prior year:

•
Net fuel costs, which represent expense recognition coinciding with the collection of fuel costs through the regulatory fuel deferral, increased $1.6 million compared to the same period in the prior year.

•	Net purchased power increased $5.1 million compared to the same period in the prior year. This increase was driven by the following factors:

◦	Purchased power decreased $1.0 million compared to the same period in the prior year.

◦
RTO charges increased $4.0 million compared to the same period in the prior year primarily due to higher transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider, transmission and congestion losses incurred on DP&L's wholesale revenues, and costs associated with load obligations for retail customers.

◦	RTO capacity charges increased $2.1 million compared to the same period in the prior year primarily due to higher average CP auction prices in 2018.

DP&L – Operation and Maintenance
During the three and six months ended June 30, 2018, Operation and Maintenance expense decreased $0.2 million and $6.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Decrease in alternative energy and energy efficiency programs (a)	$(8.3)	$(18.4)
Write-off of previously deferred rate case costs no longer deemed probable for recovery	5.3	5.3
Increase in maintenance of overhead transmission and distribution lines	3.2	4.3
Other, net	(0.4)	2.8
Net change in operation and maintenance expense	$(0.2)	$(6.0)

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three months ended June 30, 2018, Depreciation and amortization increased $0.2 million, compared to the same period in the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets.

During the six months ended June 30, 2018, Depreciation and amortization increased $0.7 million, compared to the same period in the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets.

DP&L – General Taxes
During the three months ended June 30, 2018, General taxes decreased $3.6 million compared to the same period in the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

During the six months ended June 30, 2018, General taxes decreased $3.2 million compared to the same period in the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

DP&L – Loss on Disposal of Business
During the six months ended June 30, 2018, DP&L recorded a Loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Interest Expense
During the three months ended June 30, 2018, Interest expense decreased $1.5 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DP&L in 2017 and 2018.

During the six months ended June 30, 2018, Interest expense decreased $0.9 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DP&L in 2017 and 2018.

DP&L – Income Tax Expense
During the three months ended June 30, 2018, Income tax expense decreased $1.7 million compared to the same period in the prior year primarily due to the change in the federal income tax rate from 35% to 21%, due to the TCJA.

During the six months ended June 30, 2018, Income tax expense decreased $6.1 million compared to the same period in the prior year primarily due to lower pre-tax income in the current year versus the prior year and the change in the federal income tax rate from 35% to 21%, due to the TCJA and changes in Income from continuing operations before income tax.

DP&L – Discontinued Operations
During the three and six months ended June 30, 2017, DP&L recorded income / (loss) from discontinued operations (net of tax) of $4.8 million and $(54.0) million, respectively. This income / (loss) relates to the discontinued DP&L Generation segment, which was transferred to AES Ohio Generation through Generation Separation on October 1, 2017. See Note 13 - Generation Separation in Notes to DP&L's Condensed Financial Statements.

KEY TRENDS AND UNCERTAINTIES

During the remainder of 2018 and beyond, we expect that our financial results will be driven primarily by retail demand, weather and, to a lesser extent, wholesale prices. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	the passage of new legislation, implementation of regulations or other changes in regulation;

•	outcome of DP&L's pending distribution rate case;

•	timely recovery of transmission and distribution capital expenditures; and

•	exiting generation assets currently owned by AES Ohio Generation.

Operational
As part of our announced plan to exit our generation businesses, on May 31, 2018, we retired the Stuart and Killen EGUs. In addition, we closed on a sale of our Peaker assets in March 2018. See Note 15 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for additional information.

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2017 Form 10-K and Form 10-Q previously filed with the SEC during 2018 describe other regulatory matters which have not materially changed since those filings.

Ohio Regulatory Proceedings
See Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

Environmental Matters
In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities and operations to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters as of June 30, 2018. We have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable or cannot be reasonably estimated. Of these, those that we believe are most likely to have a material effect are disclosed in our 2017 10-K. We evaluate the potential liability related to environmental matters quarterly and may revise our accruals. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2017 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

We have several pending environmental matters associated with our stations. Some of these matters could have material adverse effects on our operations or our financial condition.

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

The USEPA's final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The USEPA has indicated that they will implement a phased approach to amending the CCR rule with Phase One being finalized no later than June 2019, and Phase Two no later than December 2019. On July 30, 2018, the USEPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register. The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition or results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $61.2 million and $23.0 million, respectively, at June 30, 2018. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,490.6 million and $596.0 million, respectively.

Approximately $4.6 million of DPL's long-term debt including $4.6 million of DP&L's long-term debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

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

CASH FLOWS – DPL
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. The following table summarizes the cash flows of DPL:

DPL	Six months ended June 30,
$ in millions	2018	2017
Net cash provided by operating activities	$97.7	$40.2
Net cash provided by / (used in) investing activities	182.6	(65.4)
Net cash used in financing activities	(238.3)	(22.8)
(Increase) decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	1.5	27.5
Net change	43.5	(20.5)
Balance at beginning of period	24.9	54.6
Cash, cash equivalents, and restricted cash at end of period	$68.4	$34.1

DPL – Change in cash flows from operating activities

	Six months ended June 30,		$ change
$ in millions	2018	2017	2018 vs. 2017
Net income / (loss)	$20.4	$(51.2)	$71.6
Depreciation and amortization	41.6	54.5	(12.9)
Impairment expenses	1.2	66.4	(65.2)
Deferred income taxes	(20.0)	(1.8)	(18.2)
Other adjustments to Net income / (loss)	21.0	16.5	4.5
Net income / (loss), adjusted for non-cash items	64.2	84.4	(20.2)
Net change in operating assets and liabilities	33.5	(44.2)	77.7
Net cash provided by operating activities	$97.7	$40.2	$57.5

The net change in operating assets and liabilities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven by the following:

$ in millions	$ Change
Increase from accrued taxes payable is primarily due to a prior year income tax benefit	$45.4
Increase from accounts payable due to timing of payments	27.3
Other	5.0
Net increase in cash from changes in operating assets and liabilities	$77.7

DPL – Cash flows from investing activities
Net cash from investing activities was $182.6 million for the six months ended June 30, 2018 compared to $(65.4) million for the six months ended June 30, 2017. Investing activity for the six months ended June 30, 2018 primarily relates to proceeds from the sale of business of $234.9 million, primarily due to the sale of the Peaker assets, and proceeds of $10.6 million, related to the June transmission swap with Duke and AEP, partially offset by capital expenditures of $50.7 million and payment on the disposal of Beckjord of $14.5 million. Investing activity for the six months ended June 30, 2017 was primarily driven by capital expenditures of $66.4 million.

DPL – Cash flows from financing activities
Net cash used in financing activities was $(238.3) million for the six months ended June 30, 2018 compared to $(22.8) million from financing activities for the six months ended June 30, 2017. The six months ended June 30, 2018 financing activity relates mainly to $238.3 million of payments on long-term debt primarily relating to the repayment of the remaining balance on the DPL term loan of $70.0 million, a $60.0 million repayment on the DP&L tax-exempt term loan, a $101.0 million repayment on the DPL 6.75% Senior Notes due 2019, and a $5.1 million make-whole premium payment associated with the partial redemption of the DPL 6.75% Senior Notes due 2019. The six months ended June 30, 2017 financing activity relates to repayments on the DPL term loan of $12.5 million and the DP&L term loan of $2.2 million, as well as an $8.1 million partial redemption of the $100.0 million 4.8% first mortgage bonds.

CASH FLOWS – DP&L
The following table summarizes the cash flows of DP&L:

DP&L	Six months ended June 30,
$ in millions	2018	2017
Net cash provided by operating activities	$79.1	$57.5
Net cash used in investing activities	(48.5)	(56.2)
Net cash used in financing activities	(6.0)	(24.3)
(Increase) decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	27.5
Net change	24.6	4.5
Balance at beginning of period	5.6	1.6
Cash, cash equivalents, and restricted cash at end of period	$30.2	$6.1

DP&L – Change in cash flows from operating activities

	Six months ended June 30,		$ change
$ in millions	2018	2017	2018 vs. 2017
Net income / (loss)	$30.7	$(25.7)	$56.4
Depreciation and amortization	37.4	45.5	(8.1)
Impairment expenses	—	66.3	(66.3)
Other adjustments to Net income / (loss)	6.4	19.5	(13.1)
Net income / (loss), adjusted for non-cash items	74.5	105.6	(31.1)
Net change in operating assets and liabilities	4.6	(48.1)	52.7
Net cash provided by operating activities	$79.1	$57.5	$21.6

The net change in operating assets and liabilities during the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was driven by the following:

$ in millions	$ Change
Increase from accrued taxes payable is primarily due to a prior year income tax benefit	$44.0
Increase from accounts payable due to timing of payments	32.4
Decrease from accounts receivable due to timing of collections	(15.4)
Other	(8.3)
Net increase in cash from changes in operating assets and liabilities	$52.7

DP&L – Cash flows from investing activities
Net cash from investing activities was $(48.5) million for the six months ended June 30, 2018 compared to $(56.2) million for the six months ended June 30, 2017. The six months ended June 30, 2018 investing activity relates mainly to capital expenditures of $44.5 million, and payment on the disposal of Beckjord of $14.5 million, partially offset by proceeds of $10.6 million, related to the June transmission swap with Duke and AEP. The six months ended June 30, 2017 investing activity was primarily driven by capital expenditures of $57.6 million.

DP&L – Cash flows from financing activities
Net cash used in financing activities was $(6.0) million for the six months ended June 30, 2018 compared to $(24.3) million from financing activities for the six months ended June 30, 2017. The six months ended June 30, 2018 financing activity relates mainly to $62.2 million of payments on long-term debt, primarily relating to a $60.0 million repayment on the DP&L tax-exempt term loan, and dividends paid on common stock to parent of $23.8 million, which was partially offset by a $80.0 million capital contribution from DPL. The six months ended June 30, 2017 financing activity relates to repayments on the DP&L term loan of $2.2 million, an $8.1 million partial redemption of the $100.0 million 4.8% first mortgage bonds, a return of capital of $9.0 million to DPL, and net repayments of borrowings from related parties of $5.0 million.

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

At June 30, 2018, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2018
DP&L	Revolving	July 2020	$175.0	$163.9
DPL	Revolving	July 2020	205.0	188.9
			$380.0	$352.8

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At June 30, 2018, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $10.0 million borrowed on the facility, with the remaining $163.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the six months ended June 30, 2018 or 2017.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in July 2020. The springing maturity feature of this facility has been satisfied since the DPL Term Loan was paid in full on March 27, 2018 and $101.0 million of the DPL senior unsecured bonds due October 1, 2019 were redeemed on April 30, 2018. At June 30, 2018, there were seven letters of credit in the aggregate amount of $16.1 million outstanding and no borrowings, with the remaining $188.9 million available to DPL. Fees associated with this facility were not material during the six months ended June 30, 2018 or 2017.

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

DPL is projecting to spend an estimated $366.0 million in capital projects for the period 2018 through 2020, of which $347.0 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member. DP&L anticipates spending approximately $35.0 million within the next five years to reinforce its 138-kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Long-term debt covenants
For information regarding our long-term debt covenants, see Note 7 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Note 7 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L's Condensed Financial Statements.

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

The disclosures presented in this Item 3 are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this Item 3. For further information regarding market risk, see Item 1A.—Risk Factors and Item 7A of our 2017 Form 10-K. Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and we may not be adequately hedged against our exposure to changes in interest rates.

Purchased Power Costs
DP&L conducts competitive bid auctions to purchase power for SSO service, as DP&L's SSO is 100% sourced through the competitive bid.

As a result of DPL's exit from the majority of its coal-fired generation, changes in the prices of fuel and purchased power are not expected to have a material impact on our results of operations, financial position or cash flows.

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DP&L has both fixed-rate and variable-rate long-term debt. The variable-rate debt is comprised of bank held tax-exempt bonds and a variable rate term loan B. The variable-rate bonds and term loan B bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 7 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Note 7 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

As of June 30, 2018, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s long-term debt was $1,490.6 million at June 30, 2018, consisting of DPL’s unsecured notes, along with DP&L’s first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. All of DPL’s long-term debt was adjusted to fair value at the date of the Merger. The fair value of this long-term debt at June 30, 2018 was $1,560.3 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s long-term debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At June 30, 2018
	during the twelve months ending
	June 30,						Principal	Fair
$ in millions	2019	2020	2021	2022	2023	Thereafter	Amount	Value
Long-term debt
Variable-rate debt	$4.5	$4.5	$144.4	$4.5	$420.4	$—	$578.3	$578.3
Average interest rate (a)	3.7%	3.7%	2.6%	3.7%	3.7%	—%
Fixed-rate debt	$0.1	$99.1	$0.2	$780.2	$0.2	$32.5	912.3	982.0
Average interest rate	4.2%	6.7%	4.2%	7.2%	4.2%	6.1%
Total							$1,490.6	$1,560.3

(a)	Based on rates in effect at June 30, 2018

The principal value of DP&L’s long-term debt was $596.0 million at June 30, 2018, consisting of its first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. The fair value of this long-term debt was $596.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued as a result of the Merger.

DP&L
	Principal payments due						At June 30, 2018
	during the twelve months ending
	June 30,						Principal	Fair
$ in millions	2019	2020	2021	2022	2023	Thereafter	Amount	Value
Long-term debt
Variable-rate debt	$4.5	$4.5	$144.4	$4.5	$420.4	$—	$578.3	$578.3
Average interest rate (a)	3.7%	3.7%	2.6%	3.7%	3.7%	—%
Fixed-rate debt	$0.1	$0.1	$0.2	$0.2	$0.2	$16.9	17.7	17.7
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.2%
Total							$596.0	$596.0

(a)	Based on rates in effect at June 30, 2018

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

ELECTRIC SALES AND CUSTOMERS (a)
	DPL (b)		DP&L (c)
	Three months ended		Three months ended
	June 30,		June 30,
	2018	2017	2018	2017
Electric Sales (millions of kWh)	1,182	863	1,082	800

Billed electric customers (end of period)	523,040	519,697	523,040	519,697

	Six months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Electric Sales (millions of kWh)	2,121	1,903	1,895	1,785

Billed electric customers (end of period)	523,040	519,697	523,040	519,697

(a)	This table contains wholesale sales in the PJM market and to other utilities.

(b)
Excluded from DPL electric sales are 766 KWh and 2,377 KWh of power relating to the Peaker assets, Stuart and Killen for the three and six months ended June 30, 2018, respectively, and 2,733 KWh and 5,518 KWh of power relating to Miami Fort, Zimmer, the Peaker assets, Stuart and Killen for the three and six months ended June 30, 2017, respectively, as this group of components was classified as discontinued operations for the periods presented.

(c)
Excluded from DP&L electric sales are 2,694 KWh and 5,440 KWh of power relating to generation sales for the three and six months ended June 30, 2017, respectively, as the generation business was classified as discontinued operations for the periods presented.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2017 and Form 10-Q for the quarter ended March 31, 2018 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2017. As of June 30, 2018, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	August 6, 2018	/s/ Gustavo D. Pimenta
Gustavo D. Pimenta
Chief Financial Officer
(principal financial officer)

	August 6, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 6, 2018	/s/ Gustavo D. Pimenta
Gustavo D. Pimenta
Vice President and Chief Financial Officer
(principal financial officer)

	August 6, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)