Form 10-Q
period 2018-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2018-11-06
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether each registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of November 5, 2018, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended September 30, 2018

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP, approved October 20, 2017, effective November 1, 2017
AEP	Ohio Power Company, doing business as American Electric Power
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns an interest in a coal-fired EGU and previously operated EGUs from which it makes wholesale sales
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
Capacity Market
The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years. AES Ohio Generation’s capacity is in the “rest of” RTO area of PJM.

CCR	Coal combustion residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
CRES	Competitive Retail Electric Service
DRO	Distribution Rate Order, the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
DMR	Distribution Modernization Rider
DPL	DPL Inc.
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

MW	Megawatt
MWh	Megawatt-hour
NAV	Net asset value
NERC	North American Electric Reliability Corporation
NPDES	National Pollutant Discharge Elimination System
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest

GLOSSARY OF TERMS (cont.)

Term	Definition
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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Reports on Form 10-Q for the quarters ended June 30, and March 31, 2018 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Revenues	$207.7	$191.7	$591.5	$561.7

Cost of revenues:
Net fuel cost	4.6	3.3	12.7	7.6
Net purchased power cost	83.6	74.7	238.9	222.8
Total cost of revenues	88.2	78.0	251.6	230.4

Gross margin	119.5	113.7	339.9	331.3

Operating expenses:
Operation and maintenance	37.3	47.7	118.3	144.1
Depreciation and amortization	19.7	19.8	58.8	56.9
General taxes	19.0	19.3	54.5	58.5
Other, net (Note 2):	1.6	(0.4)	14.6	(0.4)
Total operating expenses	77.6	86.4	246.2	259.1

Operating income	41.9	27.3	93.7	72.2

Other income / (expense), net
Interest expense	(22.6)	(27.8)	(74.4)	(82.7)
Charge for early redemption of debt	—	(3.0)	(6.4)	(3.3)
Other income	0.5	0.8	0.8	1.0
Total other expense, net	(22.1)	(30.0)	(80.0)	(85.0)

Income / (loss) from continuing operations before income tax	19.8	(2.7)	13.7	(12.8)

Income tax expense / (benefit) from continuing operations	3.1	(1.7)	1.5	(5.0)

Net income / (loss) from continuing operations	16.7	(1.0)	12.2	(7.8)

Discontinued operations (Note 15):
Income / (loss) from discontinued operations before income tax	5.0	30.8	36.7	(33.6)
Gain / (loss) from disposal of discontinued operations	0.3	—	(1.6)	—
Income tax expense / (benefit) from discontinued operations	1.0	7.9	5.9	(12.1)
Net income / (loss) from discontinued operations	4.3	22.9	29.2	(21.5)

Net income / (loss)	$21.0	$21.9	$41.4	$(29.3)

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Net income / (loss)	$21.0	$21.9	$41.4	$(29.3)
Equity securities activity:
Change in fair value of equity securities, net of income tax expense of $0.0, $(0.1), $0.0 and $(0.2) for each respective period	—	0.1	—	0.4
Reclassification to earnings, net of income tax expense of $0.0 for each respective period	—	—	—	(0.1)
Reclassification to Retained earnings, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0 for each respective period	—	—	(1.0)	—
Total change in fair value of equity securities	—	0.1	(1.0)	0.3
Derivative activity:
Change in derivative fair value, net of income tax expense of $0.0, $(0.8), $(0.2) and $(6.6) for each respective period	0.1	1.4	0.4	12.1
Reclassification to earnings, net of income tax benefit of $0.1, $0.1, $0.3 and $0.3 for each respective period	(0.2)	(0.1)	(0.6)	(0.5)
Reclassification of earnings related to discontinued operations, net of Income tax benefit / (expense) of $0.0, $1.2, $(1.5) and $3.0 for each respective period	—	(2.3)	2.8	(5.5)
Total change in fair value of derivatives	(0.1)	(1.0)	2.6	6.1
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.2 for each respective period	—	—	—	(0.3)
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.7 for each respective period	—	—	—	(1.2)
Reclassification to earnings, net of income tax expense of $(0.1), $0.0, $(0.1) and $(0.5) for each respective period	0.1	—	0.4	0.9
Total pension and postretirement adjustments	0.1	—	0.4	(0.6)

Other comprehensive income / (loss)	—	(0.9)	2.0	5.8

Net comprehensive income / (loss)	$21.0	$21.0	$43.4	$(23.5)

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$65.4	$24.5
Restricted cash	22.0	0.4
Accounts receivable, net (Note 2)	95.5	64.6
Inventories (Note 2)	10.7	12.7
Taxes applicable to subsequent years	17.1	71.3
Regulatory assets, current	34.0	23.9
Other prepayments and current assets	11.5	12.6
Current assets of discontinued operations and held-for-sale businesses	9.5	315.6
Total current assets	265.7	525.6

Property, plant & equipment:
Property, plant & equipment	1,586.5	1,542.4
Less: Accumulated depreciation and amortization	(297.1)	(269.1)
	1,289.4	1,273.3
Construction work in process	31.3	46.5
Total net property, plant & equipment	1,320.7	1,319.8

Other non-current assets:
Regulatory assets, non-current	150.6	163.2
Intangible assets, net of amortization	16.6	18.8
Other deferred assets	23.9	13.8
Non-current assets of discontinued operations and held-for-sale businesses	8.0	8.0
Total other non-current assets	199.1	203.8

Total assets	$1,785.5	$2,049.2

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 7)	$4.6	$4.6
Short-term debt	—	10.0
Accounts payable	46.9	48.9
Accrued taxes	74.9	77.3
Accrued interest	30.1	16.4
Customer security deposits	20.5	21.8
Regulatory liabilities, current	36.1	14.8
Other current liabilities	14.0	16.2
Current liabilities of discontinued operations and held-for-sale businesses	19.9	66.9
Total current liabilities	247.0	276.9

Non-current liabilities:
Long-term debt (Note 7)	1,471.4	1,700.2
Deferred taxes	110.6	128.6
Taxes payable	3.5	74.8
Regulatory liabilities, non-current	239.7	221.2
Pension, retiree and other benefits	82.7	90.3
Asset retirement obligations	13.5	15.1
Other deferred credits	8.0	8.5
Non-current liabilities of discontinued operations and held-for-sale businesses	118.6	117.9
Total non-current liabilities	2,048.0	2,356.6

Commitments and contingencies (Note 11)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Other paid-in capital	2,360.8	2,330.4
Accumulated other comprehensive income	2.8	0.8
Accumulated deficit	(2,873.1)	(2,915.5)
Total common shareholder's deficit	(509.5)	(584.3)

Total liabilities and shareholder's deficit	$1,785.5	$2,049.2

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2018	2017
Cash flows from operating activities:
Net income / (loss)	$41.4	$(29.3)
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	62.4	81.8
Charge for early redemption of debt	6.4	3.3
Deferred income taxes	(17.8)	(3.5)
Fixed-asset impairment	2.8	66.4
Loss on disposal and sale of business, net	13.2	—
Loss / (gain) on asset disposal, net	(0.6)	15.9
Changes in certain assets and liabilities:
Accounts receivable, net	34.4	15.8
Inventories	14.7	9.5
Taxes applicable to subsequent years	57.7	61.4
Deferred regulatory costs, net	(4.1)	(6.5)
Accounts payable	(17.4)	(46.4)
Accrued taxes	(47.1)	(93.5)
Accrued interest	13.4	8.8
Customer security deposits	(1.3)	1.1
Pension, retiree and other benefits	(4.0)	3.8
Other	(1.2)	(6.9)
Net cash provided by operating activities	152.9	81.7
Cash flows from investing activities:
Capital expenditures	(75.8)	(95.6)
Proceeds from disposal and sale of business	234.9	—
Payments on disposal and sale of business	(14.5)	—
Proceeds from sale of property	10.6	—
Insurance proceeds	2.8	12.6
Other investing activities, net	(0.5)	0.2
Net cash provided by / (used in) investing activities	157.5	(82.8)
Cash flows from financing activities:
Repayment of long-term debt	(239.4)	(122.1)
Borrowings from revolving credit facilities	30.0	80.0
Repayment of borrowings from revolving credit facilities	(40.0)	(15.0)
Net cash used in financing activities	(249.4)	(57.1)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	1.5	27.0
Cash, cash equivalents, and restricted cash:
Net change	62.5	(31.2)
Balance at beginning of period	24.9	54.6
Cash, cash equivalents, and restricted cash at end of period	$87.4	$23.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$55.2	$69.0
Income taxes paid / (refunded), net	$(2.0)	$—
Non-cash financing and investing activities:
Accruals for capital expenditures	$7.6	$9.2
Non-cash proceeds from sale of business	$4.1	$—
Non-cash capital contribution (Note 10)	$30.2	$—

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

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 524,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, the proliferation of energy efficiency and distributed renewable resources and the market price of electricity. Through September 30, 2017, DP&L sold its generated energy and capacity into the wholesale market. After September 30, 2017, DP&L continues to sell its proportional share of energy and capacity from its investment in OVEC.

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

DPL and its subsidiaries employed 674 people as of September 30, 2018, of which 648 were employed by DP&L. Approximately 53% of all DPL employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of September 30, 2018, DPL has an undivided ownership interest in one coal-fired generating facility, which is included in the financial statements at the lower of depreciated historical cost or fair value, if impaired. Operating revenues and expenses of this facility are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2018; our results of operations for the three and nine months ended September 30, 2018 and 2017 and our cash flows for the nine months ended September 30, 2018 and 2017. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2018 may not be indicative of our results that will be realized for the full year ending December 31, 2018.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2018	December 31, 2017
Cash and cash equivalents	$65.4	$24.5
Restricted cash	22.0	0.4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$87.4	$24.9

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2018 and 2017 were $13.8 million and $13.0 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2018 and 2017 were $39.2 million and $36.9 million, respectively.

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
January 1, 2018
The adoption of this standard resulted in a $(1.6) million reclassification of non-service pension and other postretirement benefit costs (credits) from Operating expense to Other income / (expense) - net for the nine months ended September 30, 2017.

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
Transition method: retrospective.
		January 1, 2018	The adoption of this standard resulted in a $27.0 million decrease in investing activities for the nine months ended September 30, 2017.
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

Adoption of FASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers", and its subsequent corresponding updates ("FASC 606"). The core principle of this standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the modified retrospective method of adoption to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under FASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard, FASC 605. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contracts for modifications. We instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

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
2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This standard aligns the accounting for implementation costs incurred for a cloud computing arrangement that is a service with the requirement for capitalizing implementation costs associated with developing or obtaining internal-use software.
Transition method: retrospective or prospective.
		January 1, 2020. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)	See "2016-02, 2018-01, 2018-10, 2018-11, Leases (Topic 842)" below.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements. See below for the evaluation of the impact of its adoption.

2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)
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

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
$ in millions	2018	2017
Accounts receivable, net:
Unbilled revenue	$11.0	$18.0
Customer receivables	60.4	45.2
Due from PJM transmission enhancement settlement (a)	21.7	—
Other	3.5	2.5
Provision for uncollectible accounts	(1.1)	(1.1)
Total accounts receivable, net	$95.5	$64.6

Inventories, at average cost:
Fuel and limestone	$2.0	$4.1
Materials and supplies	8.1	8.1
Other	0.6	0.5
Total inventories, at average cost	$10.7	$12.7

(a) - See Note 3 – Regulatory Matters for more information on this item.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended September 30,		Nine months ended September 30,
$ in millions		2018	2017	2018	2017
Gains and losses on equity securities (Note 5):
	Other income	$—	$—	$—	$(0.1)
	Retained earnings	—	—	(1.6)	—
	Tax benefit	—	—	0.6	—
	Net of income taxes	—	—	(1.0)	(0.1)

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.2)	(0.9)	(0.8)
	Tax benefit	0.1	0.1	0.3	0.3
	Net of income taxes	(0.2)	(0.1)	(0.6)	(0.5)

	Gain / (loss) from discontinued operations	—	(3.5)	4.3	(8.5)
	Tax benefit / (expense) from discontinued operations	—	1.2	(1.5)	3.0
	Net of income taxes	—	(2.3)	2.8	(5.5)

Amortization of defined benefit pension items (Note 9):
	Other income	0.2	—	0.5	1.4
	Tax expense	(0.1)	—	(0.1)	(0.5)
	Net of income taxes	0.1	—	0.4	0.9

Total reclassifications for the period, net of income taxes		$(0.1)	$(2.4)	$1.6	$(5.2)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2018 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2018	$1.0	$14.7	$(14.9)	$0.8

Other comprehensive income before reclassifications	—	0.4	—	0.4
Amounts reclassified from AOCI to earnings	—	2.2	0.4	2.6
Amounts reclassified from AOCI to Retained earnings	(1.0)	—	—	(1.0)
Net current period other comprehensive income / (loss)	(1.0)	2.6	0.4	2.0

Balance at September 30, 2018	$—	$17.3	$(14.5)	$2.8

Operating expenses - other
Operating expenses - other generally includes gains or losses on asset sales or dispositions, insurance recoveries, gains or losses on the sale of businesses and other expense or income from miscellaneous transactions. The components are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Loss on disposal and sale of businesses	$—	$—	$11.7	$—
Fixed-asset impairment	1.6	—	2.8	—
Other	—	(0.4)	0.1	(0.4)
Net other expense / (income)	$1.6	$(0.4)	$14.6	$(0.4)

Note 3 – Regulatory Matters

On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement of $248.0 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of approximately $29.8 million per year. In addition to the increase in base distribution rates, and among other matters, the DRO provides for a return on equity of 9.999% and a cost of long-term debt of 4.8% and for the following items:

DIR – The DRO authorized DP&L to begin charging a Distribution Investment Rider ("DIR") set initially at $12.2 million annually, effective October 1, 2018. The DIR revenue requirement shall be updated quarterly and will increase as DP&L makes qualified investments in its distribution network, subject to annual revenue limits which increase each year. The DIR will expire in November 2022 unless DP&L files a base distribution rate case on or before October 31, 2022, in which case the DIR will expire in November 2023. Approximately $0.4 million of DIR revenue is included in DP&L’s unbilled revenues at September 30, 2018.

Decoupling Rider – The DRO eliminated provisions in the existing decoupling rider which allowed DP&L to recover lost revenues resulting from the implementation of energy efficiency programs and replaced it with a revenue requirement that attempts to eliminate the impacts of weather and demand on DP&L’s revenues from residential and commercial distribution customers. As a result, in years with very mild weather and/or decreased demand, DP&L will be able to accrue a regulatory asset for recovery through the rider to normalize the revenues. Conversely, in periods of extreme temperatures or high demand for electricity, DP&L may record a liability for future reimbursement to customers. The rider also includes a one-time $3.7 million revenue requirement based on the increase in the number of DP&L’s residential and commercial customers from the rate case test year until September 30, 2018. Such amount was accrued and included in revenues in the third quarter of 2018 and will be collected by DP&L in 2019.

TCJA – The DRO only partially resolved the TCJA impacts. The new distribution rates include the impacts of the decrease in current federal income taxes beginning October 1, 2018. The DRO did not designate how much DP&L may owe for any overcollection of taxes from January 1, 2018 through September 30, 2018, nor did it resolve any decrease in future rates related to amortization of excess accumulated deferred income taxes (“ADIT”). The DRO did, however, stipulate that DP&L must refund its customers an amount no less than $4.0 million per year for the first five years of the amortization period unless all balances owed are fully returned within the first five years. For more on the impacts of the TCJA, please see below.

Vegetation Management Costs – The DRO authorizes DP&L to defer as a regulatory asset, with no carrying costs, annual expenses for vegetation management performed by third-party vendors. For calendar year 2018 annual expenses which are incremental to the baseline of $10.7 million can be deferred up to a $4.6 million cap. For calendar years 2019 and thereafter, annual expenses in excess of $15.7 million can be deferred up to a $4.6 million annual cap. Annual spending of less than the vegetation management baseline amounts will result in a reduction to the regulatory asset or creation of a regulatory liability. In the third quarter of 2018, DP&L accrued a regulatory asset of $3.8 million based upon such provisions and spending above the baseline pro-rated to nine months.

Impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L agreed to file an application at the PUCO to refund eligible excess ADIT and any related regulatory liability over a 10-year period. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations.

FERC proceedings
On March 15, 2018, the FERC initiated “show cause” proceedings against numerous utilities, including DP&L, that had stated transmission rates, directing each utility to file either revised transmission rates to reflect the effects of the TCJA or to show cause why no changes in transmission rates were appropriate. On May 8, 2018, DP&L filed to adjust its FERC jurisdictional transmission rates to reflect this impact. The filing is currently under review by the FERC and DP&L is unable to predict whether the proposed rates will be accepted as filed or if they may be further modified. As proposed, the decrease is approximately $2.4 million annually. DP&L has recorded a reduction to revenues and established regulatory liabilities for the estimated impact.

PJM transmission enhancement settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s Open Access Transmission Tariff. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L has estimated the prior overcharge to be $40.4 million, of which approximately $4.8 million has been repaid to DP&L through September 30, 2018 and $24.1 million is classified as current on the accompanying Condensed Consolidated Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for 100% recovery in DP&L’s nonbypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR.

Note 4 – Property, Plant and Equipment

Coal-fired facilities
As of September 30, 2018, DPL, through a subsidiary, and another energy company have undivided ownership interests in one coal-fired EGU, Conesville. Certain expenses, primarily fuel costs for the generating units, are allocated to DPL and the other owner based on energy usage. The remaining expenses, investments in fuel inventory, plant materials and operating supplies, and capital additions are allocated to the owners in accordance with their respective ownership interests. DPL’s share of the operations of this facility is included within the corresponding line in the Condensed Consolidated Statements of Operations, and DPL’s share of the investment in the facility is included within Total net property, plant and equipment in the Condensed Consolidated Balance Sheets. Each co-owner provides their own financing for their share of the operations and capital expenditures of the jointly-owned station.

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million.

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

Changes in the Liability for AROs

$ in millions
Balance at January 1, 2018	$15.1
Revisions to cash flow and timing estimates	1.6
Accretion expense	0.2
Settlements	(3.4)
Balance at September 30, 2018	$13.5

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2018 and December 31, 2017. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	September 30, 2018		December 31, 2017
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.4	4.1	2.5	4.2
Debt securities	4.1	4.0	4.3	4.3
Hedge funds	0.2	0.2	0.1	0.2
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$7.1	$8.7	$7.3	$9.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,476.0	$1,560.1	$1,704.8	$1,819.3

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2018 or 2017.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Retained Earnings and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the nine months ended September 30, 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the consolidated balance sheets.

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

The fair value of assets and liabilities at September 30, 2018 and December 31, 2017 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at September 30, 2018 (a)				Fair value at December 31, 2017 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	4.1	—	4.1	—	4.2	—	4.2
Debt securities	—	4.0	—	4.0	—	4.3	—	4.3
Hedge funds	—	0.2	—	0.2	—	0.2	—	0.2
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.3	8.4	—	8.7	0.3	8.8	—	9.1
Derivative assets
Interest rate hedges	—	2.2	—	2.2	—	1.8	—	1.8
Total Derivative assets	—	2.2	—	2.2	—	1.8	—	1.8

Total Assets	$0.3	$10.6	$—	$10.9	$0.3	$10.6	$—	$10.9

Liabilities
Long-term debt	$—	$1,542.4	$17.7	$1,560.1	$—	$1,801.5	$17.8	$1,819.3

Total Liabilities	$—	$1,542.4	$17.7	$1,560.1	$—	$1,801.5	$17.8	$1,819.3

(a)	Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as interest rate hedge contracts which are valued using a benchmark interest rate. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•	Level 3 inputs such as certain debt balances are considered a Level 3 input because the notes are not publicly traded. Our long-term debt is fair valued for disclosure purposes only.
All of the inputs to the fair value of our derivative instruments are from quoted market prices.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. The balance of AROs was $13.5 million and $15.1 million at September 30, 2018 and December 31, 2017, respectively, which excludes AROs associated with our discontinued operations (see Note 15 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements).

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

As of September 30, 2018, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR. As of December 31, 2017, the interest rate swaps had a combined notional amount of $200.0 million. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$—	$17.4	$3.0	$17.2
Net gains associated with current period hedging transactions	—	0.1	1.3	0.1
Net losses reclassified to earnings
Interest expense	—	(0.2)	—	(0.2)
Loss from discontinued operations	—	—	(2.2)	—
Ending accumulated derivative gains in AOCI	$—	$17.3	$2.1	$17.1

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(2.8)	$17.5	$(4.3)	$17.4
Net gains associated with current period hedging transactions	—	0.4	11.9	0.2
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.6)	—	(0.5)
Gain / (loss) from discontinued operations	2.8	—	(5.5)	—
Ending accumulated derivative gains in AOCI	$—	$17.3	$2.1	$17.1

Portion expected to be reclassified to earnings in the next twelve months		$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		23

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

Fair Values of Derivative Instruments
at September 30, 2018
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swap	Designated	$0.9	$—	$—	$0.9
Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	1.3	—	—	1.3
Total assets		$2.2	$—	$—	$2.2

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
at December 31, 2017
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	$1.8	$—	$—	$1.8
Total assets		$1.8	$—	$—	$1.8

(a)	Includes credit valuation adjustment.

Any ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Consolidated Statements of Operations.

Note 7 – Long-term Debt

The following table summarizes DPL's outstanding long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2018	2017
Term loan - rates from 3.57% - 4.82% (a) and 4.01% - 4.60% (b)		2022	$437.2	$440.6
Tax-exempt First Mortgage Bonds - rates from 2.50% - 2.72% (a) and 1.52% - 1.92% (b)		2020	140.0	200.0
U.S. Government note	4.2%	2061	17.7	17.8
Unamortized deferred financing costs			(6.7)	(9.8)
Unamortized long-term debt discounts and premiums, net			(1.5)	(2.0)
Total long-term debt at consolidated subsidiary			586.7	646.6

Bank term loan - rates from 3.82% - 3.90% (a) and 3.02% - 4.10% (b)		2020	—	70.0
Senior unsecured notes	6.75%	2019	99.0	200.0
Senior unsecured notes	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(4.8)	(6.9)
Unamortized long-term debt discounts and premiums, net			(0.5)	(0.5)
Total long-term debt			1,476.0	1,704.8
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$1,471.4	$1,700.2

(a)	Range of interest rates for the nine months ended September 30, 2018.

(b)	Range of interest rates for the year ended December 31, 2017.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

DPL has $99.0 million outstanding principal on its 6.75% Senior Notes due October 1, 2019. We believe that we will be able to meet this obligation through existing cash balances, cash generated from operating activities, borrowing capacity on our credit facility, and/or other financing options based on our current credit ratings.

Line of credit
At September 30, 2018 and December 31, 2017, DPL had no outstanding borrowings on its line of credit. At September 30, 2018 and December 31, 2017, DP&L had $0.0 million and $10.0 million in outstanding borrowings on its line of credit, respectively.

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

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreement is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 7.00 to 1.00 for any fiscal quarter ending January 1, 2019 through June 30, 2019; it then steps down not to exceed 6.75 to 1.00 for any fiscal quarter ending July 1, 2019 through December 31, 2019; and it then steps down not to exceed 6.50 to 1.00 for any fiscal quarter ending January 1, 2020 and afterward. As of September 30, 2018, this financial covenant was met with a ratio of 5.34 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending January 1, 2019 and afterward. As of September 30, 2018, this financial covenant was met with a ratio of 2.76 to 1.00.

DPL’s secured revolving credit agreement and senior unsecured notes due 2019 also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As of September 30, 2018, DPL’s leverage ratio was at 1.51 to 1.00. As a result, as of September 30, 2018, DPL was prohibited under each of these agreements from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries). DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the 2017 ESP and restricts tax sharing payments from DPL to AES during the term of the DMR.

DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, the ratio shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of September 30, 2018, DP&L's ratings meet those requirements and this ratio is suspended for the quarter ended September 30, 2018.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 7.35 to 1.00 as of September 30, 2018.

As of September 30, 2018, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
DPL	15.7%	63.0%	10.9%	39.1%

Income tax expense for the nine months ended September 30, 2018 and 2017 was calculated using the estimated annual effective income tax rates for 2018 and 2017 of 16.8% and 36.0%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates.

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

For the nine months ended September 30, 2018, DPL’s current period effective tax rate was lower than the estimated annual effective rate primarily due to discrete tax items relating to the Beckjord Facility transaction (see Note 14 – Dispositions).

Per the terms of DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. As such, during the nine months ended September 30, 2018, DPL converted $30.2 million of accrued tax sharing liabilities with AES to additional equity investment in DPL.

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.8 million in employer contributions during the nine months ended September 30, 2018 and $5.0 million during the nine months ended September 30, 2017.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2018 and 2017 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Service cost	$1.5	$1.5	$4.5	$4.3
Interest cost	3.4	3.5	10.3	10.6
Expected return on plan assets	(5.3)	(5.7)	(15.9)	(17.1)
Plan curtailment (a)	—	—	—	4.1
Amortization of unrecognized:
Prior service cost	0.3	0.2	0.8	0.8
Actuarial loss	1.6	1.3	4.8	4.0
Net periodic benefit cost	$1.5	$0.8	$4.5	$6.7

(a)	As a result of the decision to retire certain of DPL's coal-fired plants, we recognized a plan curtailment of $4.1 million in the first quarter of 2017.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $12.8 million at September 30, 2018 and $12.7 million at December 31, 2017 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated balance to be paid during	Pension
2018	$7.1
2019	$28.2
2020	$27.9
2021	$27.6
2022	$27.3
2023 - 2027	$131.3

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

For the nine months ended September 30, 2018, AES made capital contributions of $30.2 million by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities.

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

At September 30, 2018, DPL had $23.5 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. The carrying amount of obligations for commercial transactions covered by these guarantees recorded in our Condensed Consolidated Balance Sheets was $0.0 million and $0.9 million at September 30, 2018 and December 31, 2017, respectively.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to the OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which for DP&L is the same as its equity ownership interest. At September 30, 2018, DP&L could be responsible for the repayment of 4.9%, or $68.8 million, of $1,404.9 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2017.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2018, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 524,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2018
Revenues from external customers	$198.5	$9.2	$—	$207.7
Intersegment revenues	0.2	0.7	(0.9)	—
Total revenues	$198.7	$9.9	$(0.9)	$207.7

Depreciation and amortization	$19.1	$0.6	$—	$19.7
Interest expense	$5.8	$16.8	$—	$22.6
Income / (loss) from continuing operations before income tax	$37.5	$(17.7)	$—	$19.8

Cash capital expenditures	$20.5	$4.6	$—	$25.1

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2017
Revenues from external customers	$184.0	$7.7	$—	$191.7
Intersegment revenues	0.2	0.9	(1.1)	—
Total revenues	$184.2	$8.6	$(1.1)	$191.7

Depreciation and amortization	$19.6	$0.2	$—	$19.8
Interest expense	$7.9	$19.9	$—	$27.8
Income / (loss) from continuing operations before income tax	$20.0	$(22.7)	$—	$(2.7)

Cash capital expenditures	$20.6	$8.6	$—	$29.2

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2018
Revenues from external customers	$562.9	$28.6	$—	$591.5
Intersegment revenues	0.6	2.1	(2.7)	—
Total revenues	$563.5	$30.7	$(2.7)	$591.5

Depreciation and amortization	$56.5	$2.3	$—	$58.8
Interest expense	$20.5	$53.9	$—	$74.4
Income / (loss) from continuing operations before income tax	$73.9	$(60.2)	$—	$13.7

Cash capital expenditures	$65.0	$10.8	$—	$75.8

At September 30, 2018
Total assets	$1,678.4	$510.6	$(403.5)	$1,785.5

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2017
Revenues from external customers	$541.7	$20.0	$—	$561.7
Intersegment revenues	0.8	3.6	(4.4)	—
Total revenues	$542.5	$23.6	$(4.4)	$561.7

Depreciation and amortization	$56.3	$0.6	$—	$56.9
Interest expense	$23.5	$59.2	$—	$82.7
Income / (loss) from continuing operations before income tax	$60.1	$(72.9)	$—	$(12.8)

Cash capital expenditures	$66.3	$29.3	$—	$95.6

At December 31, 2017
Total assets	$1,689.4	$743.0	$(383.2)	$2,049.2

(a)	"Other" includes Cash capital expenditures and Total assets related to the assets of discontinued operations and held-for-sale businesses for all periods presented.

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

Wholesale Revenues – All of the power produced from DPL's ownership interest in Conesville and DP&L's share of the power produced at OVEC is sold to PJM, and these are classified as Wholesale revenues.

In PJM, the sale of energy as wholesale revenue is separately identifiable from participation in the Capacity Market and the two products can be transacted independently of one another. Therefore, wholesale revenues are a separate contract with a single performance obligation. Revenue is recorded based on the quantities (MWh) delivered in each hour during each month at the spot price, making the contract effectively “month-to-month”.

RTO Revenues – Compensation for use of DP&L’s transmission assets and compensation for various ancillary services are classified as RTO revenues. As DP&L owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. DP&L) and recognized as transmission revenues. Additionally, as an owner of generation and transmission assets within PJM, DPL is compensated for various ancillary services; such as reactive supply, regulation services, scheduling reserves, operating reserves, spinning/synchronized reserves as well as congestion credits that are provided to PJM via these assets.

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

DPL's revenue from contracts with customers was $195.1 million and $560.1 million for the three and nine months ended September 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2018
Retail Revenue
Retail revenue from contracts with customers	$168.4	$—	$(0.4)	$168.0
Other retail revenues (a)	12.6	—	—	12.6
Wholesale Revenue
Wholesale revenue from contracts with customers	4.9	5.6	—	10.5
RTO revenue	10.8	(0.1)	—	10.7
RTO capacity revenues	2.0	1.7	—	3.7
Other revenues from contracts with customers (b)	—	2.2	—	2.2
Other revenues	—	0.5	(0.5)	—
Total revenues	$198.7	$9.9	$(0.9)	$207.7

	Nine months ended September 30, 2018
Retail Revenue
Retail revenue from contracts with customers	$469.3	$—	$(0.8)	$468.5
Other retail revenues (a)	31.4	—	—	31.4
Wholesale Revenue
Wholesale revenue from contracts with customers	24.6	16.7	—	41.3
RTO revenue	32.4	0.1	—	32.5
RTO capacity revenues	5.8	4.7	—	10.5
Other revenues from contracts with customers (b)	—	7.3	—	7.3
Other revenues	—	1.9	(1.9)	—
Total revenues	$563.5	$30.7	$(2.7)	$591.5

(a)
Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606. Accounts receivable balances associated with these revenues were $6.0 million as of September 30, 2018.

(b)	Other revenues from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $65.4 million and $63.0 million as of September 30, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 14 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

Note 15 – Discontinued Operations

On December 8, 2017, DPL and AES Ohio Generation completed the sale transaction of their entire undivided interest in the Miami Fort Station and the Zimmer Station. On March 27, 2018, DPL and AES Ohio Generation completed the sale transaction of the Peaker assets to Kimura Power, LLC, and this transaction resulted in a loss on sale of $1.9 million for the nine months ended September 30, 2018. Further, on May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned.

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

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	September 30, 2018	December 31, 2017
Restricted cash	$—	$1.5
Accounts receivable, net	6.2	37.9
Inventories	0.1	19.4
Taxes applicable to subsequent years	0.1	7.4
Other prepayments and current assets	3.1	17.4
Property, plant & equipment, net	1.8	233.9
Intangible assets, net	6.2	5.5
Other deferred assets	—	0.6
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$17.5	$323.6

Accounts payable	$7.7	$25.1
Accrued taxes	5.1	6.3
Other current liabilities	7.1	30.0
Long-term debt (a)	—	0.3
Deferred taxes (b)	(14.1)	(17.4)
Taxes payable	—	7.4
Pension, retiree and other benefits	9.7	10.6
Asset retirement obligations	117.2	116.6
Other deferred credits	5.8	5.9
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$138.5	$184.8

(a)	Long-term debt relates to capital leases.

(b)	Deferred taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Revenues	$15.6	$132.1	$141.8	$384.2
Cost of revenues	(6.8)	(63.3)	(67.4)	(198.5)
Operating and other expenses	(3.8)	(38.0)	(37.7)	(152.9)
Fixed-asset impairment	—	—	—	(66.4)
Income / (loss) from discontinued operations	5.0	30.8	36.7	(33.6)
Gain / (loss) from disposal of discontinued operations	0.3	—	(1.6)	—
Income tax expense / (benefit) from discontinued operations	1.0	7.9	5.9	(12.1)
Net income / (loss) from discontinued operations	$4.3	$22.9	$29.2	$(21.5)

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(7.2) million and $27.1 million for the three months ended September 30, 2018 and 2017, respectively, and $51.9 million and $38.5 million for the nine months ended September 30, 2018 and 2017, respectively. Cash flows from investing activities for discontinued operations were $0.0 million and $4.1 million for the three months ended September 30, 2018 and 2017, respectively, and $233.8 million and $(13.9) million for the nine months ended September 30, 2018 and 2017, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining interest expense was included in the discontinued operations above. The interest expense included in discontinued operations was $0.0 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Revenues	$198.7	$184.2	$563.5	$542.5

Cost of revenues:
Net fuel cost	0.1	—	1.7	—
Net purchased power cost	83.0	74.4	235.7	222.0
Total cost of revenues	83.1	74.4	237.4	222.0

Gross margin	115.6	109.8	326.1	320.5

Operating expenses:
Operation and maintenance	33.8	42.1	105.9	120.2
Depreciation and amortization	19.1	19.6	56.5	56.3
General taxes	19.0	19.3	54.3	57.8
Loss / (gain) on asset disposal	—	(0.3)	0.1	(0.3)
Loss on disposal of business (Note 14):	—	—	12.4	—
Total operating expenses	71.9	80.7	229.2	234.0

Operating income	43.7	29.1	96.9	86.5

Other expense:
Interest expense	(5.8)	(7.9)	(20.5)	(23.5)
Charge for early redemption of debt	—	(1.0)	(0.6)	(1.1)
Other expense	(0.4)	(0.2)	(1.9)	(1.8)
Total other expense	(6.2)	(9.1)	(23.0)	(26.4)

Income from continuing operations before income tax	37.5	20.0	73.9	60.1

Income tax expense / (benefit) from continuing operations	6.3	(0.9)	12.0	10.9

Net income from continuing operations	31.2	20.9	61.9	49.2

Discontinued operations (Note 13):
Income / (loss) from discontinued operations before income tax	—	21.2	—	(56.3)
Income tax expense / (benefit) from discontinued operations	—	12.8	—	(10.7)
Net income / (loss) from discontinued operations	—	8.4	—	(45.6)

Net income	$31.2	$29.3	$61.9	$3.6

See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
$ in millions	2018	2017	2018	2017
Net income	$31.2	$29.3	$61.9	$3.6
Equity securities activity:
Change in fair value of equity securities, net of income tax expense of $0.0, $(0.1), $0.0 and $(0.2) for each respective period	—	0.1	—	0.4
Reclassification to earnings, net of income tax benefit of $0.0 for each respective period	—	—	—	(0.1)
Reclassification to Retained earnings, net of income tax benefit of $0.0, $0.0, $0.6 and $0.0 for each respective period	—	—	(1.1)	—
Total change in fair value of equity securities	—	0.1	(1.1)	0.3
Derivative activity:
Change in derivative fair value, net of income tax expense of $(0.1), $(0.8), $(0.1) and $(6.6) for each respective period	—	1.4	0.5	12.1
Reclassification to earnings, net of income tax benefit of $0.1, $0.1, $0.6 and $0.3 for each respective period	(0.2)	(0.2)	(0.5)	(0.5)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0, $1.3, $0.0 and $3.0 for each respective period	—	(2.2)	—	(5.5)
Total change in fair value of derivatives	(0.2)	(1.0)	—	6.1

Pension and postretirement activity:
Prior service costs for the period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.6 for each respective period	—	—	—	(1.1)
Net loss for period, net of income tax benefit of $0.0, $0.0, $0.0 and $0.2 for each respective period	—	—	—	(0.5)
Reclassification to earnings, net of income tax expense of $(0.2), $(0.4), $(0.7) and $(2.1) for each respective period	0.9	0.7	2.5	3.8
Total pension and postretirement adjustments	0.9	0.7	2.5	2.2

Other comprehensive income / (loss)	0.7	(0.2)	1.4	8.6

Net comprehensive income	$31.9	$29.1	$63.3	$12.2

See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10.7	$5.2
Restricted cash	2.0	0.4
Accounts receivable, net (Note 2)	103.0	70.8
Inventories (Note 2)	7.5	7.3
Taxes applicable to subsequent years	17.1	71.1
Regulatory assets, current	34.0	23.9
Other prepayments and current assets	11.7	14.6
Total current assets	186.0	193.3

Property, plant & equipment:
Property, plant & equipment	2,253.8	2,247.2
Less: Accumulated depreciation and amortization	(980.3)	(987.3)
	1,273.5	1,259.9
Construction work in process	29.8	41.5
Total net property, plant & equipment	1,303.3	1,301.4

Other non-current assets:
Regulatory assets, non-current	150.6	163.2
Intangible assets, net of amortization	15.4	18.8
Other deferred assets	23.1	12.7
Total other non-current assets	189.1	194.7
Total assets	$1,678.4	$1,689.4

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 7)	$4.6	$4.6
Short-term debt (Note 7)	—	10.0
Accounts payable	44.1	46.6
Accrued taxes	82.5	70.1
Accrued interest	0.7	0.8
Customer security deposits	20.5	21.8
Regulatory liabilities, current	36.1	14.8
Other current liabilities	11.2	12.9
Total current liabilities	199.7	181.6

Non-current liabilities:
Long-term debt (Note 7)	582.1	642.0
Deferred taxes	125.3	131.0
Taxes payable	4.8	75.8
Regulatory liabilities, non-current	239.7	221.2
Pension, retiree and other benefits	83.5	91.1
Asset retirement obligations	4.7	8.0
Other deferred credits	7.6	8.0
Total non-current liabilities	1,047.7	1,177.1

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
250,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	721.8	685.8
Accumulated other comprehensive loss	(34.8)	(36.2)
Accumulated deficit	(256.4)	(319.3)
Total common shareholder's equity	431.0	330.7
Total liabilities and shareholder's equity	$1,678.4	$1,689.4

See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2018	2017
Cash flows from operating activities:
Net income	$61.9	$3.6
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	56.5	68.2
Charge for early redemption of debt	0.6	1.1
Deferred income taxes	(7.5)	1.6
Fixed-asset impairment	—	66.3
Loss on disposal of business	12.4	—
Loss on asset disposal, net	—	15.9
Changes in certain assets and liabilities:
Accounts receivable, net	(3.3)	20.5
Inventories	(0.2)	10.0
Taxes applicable to subsequent years	54.0	60.0
Deferred regulatory costs, net	(4.1)	(6.5)
Accounts payable	(1.1)	(58.4)
Accrued taxes	(58.7)	(83.9)
Accrued interest	(0.3)	(1.5)
Customer security deposits	(1.3)	1.1
Pension, retiree and other benefits	(3.1)	3.8
Other	7.4	(3.1)
Net cash provided by operating activities	113.2	98.7
Cash flows from investing activities:
Capital expenditures	(65.0)	(82.4)
Insurance proceeds	0.1	12.5
Payments on disposal of business	(14.5)	—
Proceeds from sale of property	10.6	—
Other investing activities, net	(0.2)	0.2
Net cash used in investing activities	(69.0)	(69.7)
Cash flows from financing activities:
Returns of capital paid to parent	(43.8)	(19.0)
Capital contributions from parent	80.0	70.0
Borrowings from revolving credit facilities	30.0	30.0
Repayment of borrowings from revolving credit facilities	(40.0)	(15.0)
Retirement of long-term debt	(63.3)	(103.3)
Issuance of short-term debt - related party	—	30.0
Repayment of short-term debt - related party	—	(35.0)
Net cash used in financing activities	(37.1)	(42.3)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	27.0
Cash, cash equivalents, and restricted cash:
Net change	7.1	13.7
Balance at beginning of period	5.6	1.6
Cash, cash equivalents, and restricted cash at end of period	$12.7	$15.3
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$17.0	$22.3
Income taxes paid, net	$8.3	$22.2
Non-cash financing and investing activities:
Accruals for capital expenditures	$7.2	$7.7

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 524,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired and peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which have either been closed or sold. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's distribution sales reflect the general economic conditions, seasonal weather patterns, the proliferation of energy efficiency and distributed renewable resources and the market price of electricity. Through September 30, 2017, DP&L sold its generated energy and capacity into the wholesale market. After September 30, 2017, DP&L continues to sell its proportional share of energy and capacity from its investment in OVEC. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 648 people as of September 30, 2018. Approximately 55% of DP&L employees are under a collective bargaining agreement, which expires October 31, 2020.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2018; our results of operations for the three and nine months ended September 30, 2018 and 2017 and our cash flows for the nine months ended September 30, 2018 and 2017. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2018 may not be indicative of our results that will be realized for the full year ending December 31, 2018.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2018	December 31, 2017
Cash and cash equivalents	$10.7	$5.2
Restricted cash	2.0	0.4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$12.7	$5.6

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2018 and 2017 were $13.8 million and $13.0 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2018 and 2017 were $39.2 million and $36.9 million, respectively.

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
January 1, 2018
The adoption of this standard resulted in a $1.2 million reclassification of non-service pension and other postretirement benefit costs (credits) from Operating expense to Other income / (expense) - net for the nine months ended September 30, 2017.

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
Transition method: retrospective.
		January 1, 2018	The adoption of this standard resulted in a $27.0 million decrease in investing activities for the nine months ended September 30, 2017.
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

Adoption of FASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers", and its subsequent corresponding updates ("FASC 606"). The core principle of this standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the modified retrospective method of adoption to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under FASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard, FASC 605. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contracts for modifications. We instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

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
2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
This standard aligns the accounting for implementation costs incurred for a cloud computing arrangement that is a service with the requirement for capitalizing implementation costs associated with developing or obtaining internal-use software.
Transition method: retrospective or prospective.
		January 1, 2020. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)	See "2016-02, 2018-01, 2018-10, 2018-11, Leases (Topic 842)" below.	January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements. See below for the evaluation of the impact of its adoption.

2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)
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

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
$ in millions	2018	2017
Accounts receivable, net:
Unbilled revenue	$11.0	$18.0
Customer receivables	59.0	44.2
Amounts due from affiliates	9.0	3.7
Due from PJM transmission enhancement settlement (a)	21.7	—
Other	3.4	6.0
Provision for uncollectible accounts	(1.1)	(1.1)
Total accounts receivable, net	$103.0	$70.8

Inventories, at average cost:
Materials and supplies	$6.9	$6.9
Other	0.6	0.4
Total inventories, at average cost	$7.5	$7.3

(a) - See Note 3 – Regulatory Matters for more information on this item.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended September 30,		Nine months ended September 30,
$ in millions		2018	2017	2018	2017
Gains and losses on equity securities activity (Note 5):
	Other income	$—	$—	$—	$(0.1)
	Retained earnings	—	—	(1.7)	—
	Tax benefit	—	—	0.6	—
	Net of income taxes	—	—	(1.1)	(0.1)

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.3)	(0.3)	(1.1)	(0.8)
	Tax benefit from continuing operations	0.1	0.1	0.6	0.3
	Net of income taxes	(0.2)	(0.2)	(0.5)	(0.5)

	Gain from discontinued operations	—	(3.5)	—	(8.5)
	Tax expense from discontinued operations	—	1.3	—	3.0
	Net of income taxes	—	(2.2)	—	(5.5)

Amortization of defined benefit pension items (Note 9):
	Other expense, net	1.1	1.1	3.2	5.9
	Tax expense	(0.2)	(0.4)	(0.7)	(2.1)
	Net of income taxes	0.9	0.7	2.5	3.8

Total reclassifications for the period, net of income taxes		$0.7	$(1.7)	$0.9	$(2.3)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2018 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at January 1, 2018	$1.1	$1.4	$(38.7)	$(36.2)

Other comprehensive income before reclassifications	—	0.5	—	0.5
Amounts reclassified from AOCI to earnings	—	(0.5)	2.5	2.0
Amounts reclassified from AOCI to Retained earnings	(1.1)	—	—	(1.1)
Net current period other comprehensive income / (loss)	(1.1)	—	2.5	1.4

Balance at September 30, 2018	$—	$1.4	$(36.2)	$(34.8)

Note 3 – Regulatory Matters

On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement of $248.0 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of approximately $29.8 million per year. In addition to the increase in base distribution rates, and among other matters, the DRO provides for a return on equity of 9.999% and a cost of long-term debt of 4.8% and for the following items:

DIR – The DRO authorized DP&L to begin charging a Distribution Investment Rider ("DIR") set initially at $12.2 million annually, effective October 1, 2018. The DIR revenue requirement shall be updated quarterly and will increase as DP&L makes qualified investments in its distribution network, subject to annual revenue limits which increase each year. The DIR will expire in November 2022 unless DP&L files a base distribution rate case on or before October 31, 2022, in which case the DIR will expire in November 2023. Approximately $0.4 million of DIR revenue is included in DP&L’s unbilled revenues at September 30, 2018.

Decoupling Rider – The DRO eliminated provisions in the existing decoupling rider which allowed DP&L to recover lost revenues resulting from the implementation of energy efficiency programs and replaced it with a revenue requirement that attempts to eliminate the impacts of weather and demand on DP&L’s revenues from residential and commercial distribution customers. As a result, in years with very mild weather and/or decreased demand, DP&L will be able to accrue a regulatory asset for recovery through the rider to normalize the revenues. Conversely, in periods of extreme temperatures or high demand for electricity, DP&L may record a liability for future reimbursement to customers. The rider also includes a one-time $3.7 million revenue requirement based on the increase in the number of DP&L’s residential and commercial customers from the rate case test year until September 30, 2018. Such amount was accrued and included in revenues in the third quarter of 2018 and will be collected by DP&L in 2019.

TCJA – The DRO only partially resolved the TCJA impacts. The new distribution rates include the impacts of the decrease in current federal income taxes beginning October 1, 2018. The DRO did not designate how much DP&L may owe for any overcollection of taxes from January 1, 2018 through September 30, 2018, nor did it resolve any decrease in future rates related to amortization of excess accumulated deferred income taxes (“ADIT”). The DRO did, however, stipulate that DP&L must refund its customers an amount no less than $4.0 million per year for the first five years of the amortization period unless all balances owed are fully returned within the first five years. For more on the impacts of the TCJA, please see below.

Vegetation Management Costs – The DRO authorizes DP&L to defer as a regulatory asset, with no carrying costs, annual expenses for vegetation management performed by third-party vendors. For calendar year 2018 annual expenses which are incremental to the baseline of $10.7 million can be deferred up to a $4.6 million cap. For calendar years 2019 and thereafter, annual expenses in excess of $15.7 million can be deferred up to a $4.6 million annual cap. Annual spending of less than the vegetation management baseline amounts will result in a reduction to the regulatory asset or creation of a regulatory liability. In the third quarter of 2018, DP&L accrued a regulatory asset of $3.8 million based upon such provisions and spending above the baseline pro-rated to nine months.

Impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L agreed to file an application at the PUCO to refund eligible excess ADIT and any related regulatory liability over a 10-year period. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations.

FERC proceedings
On March 15, 2018, the FERC initiated “show cause” proceedings against numerous utilities, including DP&L, that had stated transmission rates, directing each utility to file either revised transmission rates to reflect the effects of the TCJA or to show cause why no changes in transmission rates were appropriate. On May 8, 2018, DP&L filed to adjust its FERC jurisdictional transmission rates to reflect this impact. The filing is currently under review by the FERC and DP&L is unable to predict whether the proposed rates will be accepted as filed or if they may be further modified. As proposed, the decrease is approximately $2.4 million annually. DP&L has recorded a reduction to revenues and established regulatory liabilities for the estimated impact.

PJM transmission enhancement settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s Open Access Transmission Tariff. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L has estimated the prior overcharge to be $40.4 million, of which approximately $4.8 million has been repaid to DP&L through September 30, 2018 and $24.1 million is classified as current on the accompanying Condensed Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for 100% recovery in DP&L’s nonbypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR.

Note 4 – Property, Plant and Equipment

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million.

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

Changes in the Liability for AROs

$ in millions
Balance at January 1, 2018	$8.0
Revisions to cash flow and timing estimates	0.1
Settlements	(3.4)
Balance at September 30, 2018	$4.7

See Note 5 – Fair Value for further discussion on changes to our AROs.

Note 5 – Fair Value

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2018 and December 31, 2017. Information about the fair value of our derivative instruments can be found in Note 6 – Derivative Instruments and Hedging Activities.

	September 30, 2018		December 31, 2017
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.3	$0.3
Equity securities	2.4	4.1	2.5	4.2
Debt securities	4.1	4.0	4.3	4.3
Hedge funds	0.2	0.2	0.1	0.2
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.1	$8.7	$7.3	$9.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$586.7	$594.9	$646.6	$658.4

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2018 or 2017.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Retained Earnings and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the nine months ended September 30, 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the balance sheets.

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

The fair value of assets and liabilities at September 30, 2018 and December 31, 2017 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at September 30, 2018 (a)				Fair value at December 31, 2017 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.3	$—	$—	$0.3
Equity securities	—	4.1	—	4.1	—	4.2	—	4.2
Debt securities	—	4.0	—	4.0	—	4.3	—	4.3
Hedge funds	—	0.2	—	0.2	—	0.2	—	0.2
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.3	8.4	—	8.7	0.3	8.8	—	9.1
Derivative assets
Interest rate hedges	—	2.2	—	2.2	—	1.8	—	1.8
Total derivative assets	—	2.2	—	2.2	—	1.8	—	1.8

Total assets	$0.3	$10.6	$—	$10.9	$0.3	$10.6	$—	$10.9

Liabilities
Long-term debt	$—	$577.2	$17.7	594.9	$—	$640.6	$17.8	$658.4

Total liabilities	$—	$577.2	$17.7	$594.9	$—	$640.6	$17.8	$658.4

(a)	Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:

•
Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.

•
Level 2 inputs are used to value derivatives such as interest rate hedge contracts which are valued using a benchmark interest rate. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.

•	Level 3 inputs such as certain debt balances are considered a Level 3 input because the notes are not publicly traded. Our long-term debt is fair valued for disclosure purposes only.
All of the inputs to the fair value of our derivative instruments are from quoted market prices.

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which is estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. The balance of AROs was $4.7 million and $8.0 million at September 30, 2018 and December 31, 2017, respectively.

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

As of September 30, 2018, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR. As of December 31, 2017, the interest rate swaps had a combined notional amount of $200.0 million. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Three months ended	Three months ended
	September 30, 2018	September 30, 2017
	Interest		Interest
$ in millions (net of tax)	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$1.6	$3.0	$1.4
Net gains associated with current period hedging transactions	—	1.3	0.1
Net losses reclassified to earnings
Interest expense	(0.2)	—	(0.2)
Net losses reclassified to discontinued operations	—	(2.2)	—
Ending accumulated derivative gains in AOCI	$1.4	$2.1	$1.3

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
	Interest		Interest
$ in millions (net of tax)	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$1.4	$(4.3)	$1.6
Net gains associated with current period hedging transactions	0.5	11.9	0.2
Net losses reclassified to earnings
Interest expense	(0.5)	—	(0.5)
Loss from discontinued operations	—	(5.5)	—
Ending accumulated derivative gains in AOCI	$1.4	$2.1	$1.3

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	23

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

Fair Values of Derivative Instruments
at September 30, 2018
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swap	Designated	$0.9	$—	$—	$0.9

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	1.3			1.3
Total assets		$2.2	$—	$—	$2.2

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
at December 31, 2017
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	$1.8	$—	$—	$1.8
Total assets		$1.8	$—	$—	$1.8

(a)	Includes credit valuation adjustment.

Any ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Statements of Operations.

Note 7 – Long-term Debt

The following table summarizes DP&L's outstanding long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2018	2017
Term loan - rates from 3.57% - 4.82% (a) and 4.01% - 4.60% (b)		2022	$437.2	$440.6
Tax-exempt First Mortgage Bonds - rates from 2.50% - 2.72% (a) and 1.52% - 1.92% (b)		2020	140.0	200.0
U.S. Government note	4.2%	2061	17.7	17.8
Unamortized deferred financing costs			(6.7)	(9.8)
Unamortized long-term debt discounts			(1.5)	(2.0)
Total long-term debt			586.7	646.6
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$582.1	$642.0

(a)	Range of interest rates for the nine months ended September 30, 2018.

(b)	Range of interest rates for the year ended December 31, 2017.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At September 30, 2018 and December 31, 2017, DP&L had $0.0 million and $10.0 million in outstanding borrowings on its line of credit, respectively.

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

Long-term debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, the ratio shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of September 30, 2018, DP&L's ratings meet those requirements and this ratio is suspended for the quarter ended September 30, 2018.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 7.35 to 1.00 as of September 30, 2018.

As of September 30, 2018, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 8 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
DP&L	16.8%	(4.5)%	16.2%	18.1%

Income tax expense for the nine months ended September 30, 2018 and 2017 was calculated using the estimated annual effective income tax rates for 2018 and 2017 of 17.1% and 19.0%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates.

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

For the nine months ended September 30, 2018, DP&L’s current period effective tax rate was lower than the estimated annual effective rate primarily due to discrete tax items relating to the Beckjord Facility transaction (see Note 14 – Dispositions).

Note 9 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.8 million in employer contributions during the nine months ended September 30, 2018 and $5.0 million during the nine months ended September 30, 2017.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2018 and 2017 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Service cost	$1.5	$1.5	$4.5	$4.3
Interest cost	3.4	3.5	10.3	10.6
Expected return on plan assets	(5.3)	(5.7)	(15.9)	(17.1)
Plan curtailment (a)	—	—	—	5.6
Amortization of unrecognized:
Prior service cost	0.4	0.3	1.1	1.1
Actuarial loss	2.4	2.1	7.1	6.6
Net periodic benefit cost	$2.4	$1.7	$7.1	$11.1

(a)	As a result of the decision to retire certain of DPL's coal-fired plants, we recognized a plan curtailment of $5.6 million in the first quarter of 2017.

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $12.8 million at September 30, 2018 and $12.7 million at December 31, 2017 were not material to the financial statements in the periods covered by this report.

Benefit payments, which reflect future service, are estimated to be paid as follows:

$ in millions
Estimated balance to be paid during	Pension
2018	$7.1
2019	$28.2
2020	$27.9
2021	$27.6
2022	$27.3
2023 - 2027	$131.3

Note 10 – Shareholder’s Equity

DP&L has 250,000,000 authorized shares of common stock, $0.01 par value, of which 41,172,173 are outstanding at September 30, 2018. All common shares are held by DP&L’s parent, DPL.

As part of the PUCO’s approval of the Merger, DP&L agreed to maintain a capital structure that includes an equity ratio, calculated as total equity divided by total capitalization, of at least 50 percent and to not have a negative retained earnings balance. As of September 30, 2018, DP&L's equity ratio was 42% and retained earnings balance was negative. It is unknown what impact, if any, this will have on DP&L. In the generation separation order dated September 17, 2014, the PUCO permitted DP&L to temporarily maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018. The order also stated that, if DP&L cannot rebalance its capital structure by January 1, 2018, it should file an application explaining why it was unable to do so and the steps that it was taking to get its equity ratio back to at least 50 percent. DP&L has complied with the PUCO's order by filing such an application. After considering the payments noted in Note 7 – Long-term Debt, DP&L's long-term debt is $594.9 million.

Capital Contribution and Returns of Capital
During the nine months ended September 30, 2018, DP&L received an $80.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $43.8 million to DPL.

During the nine months ended September 30, 2017, DP&L made return of capital payments of $19.0 million to DPL. In addition, DPL made a $70.0 million capital contribution to DP&L during the third quarter of 2017.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to the OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement, which for DP&L is the same as its equity ownership interest. At September 30, 2018, DP&L could be responsible for the repayment of 4.9%, or $68.8 million, of $1,404.9 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Commercial Commitments and Contractual Obligations
There have been no material changes, outside the ordinary course of business, to our commercial commitments and to the information disclosed in the contractual obligations table in our Form 10-K for the fiscal year ended December 31, 2017.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2018, cannot be reasonably determined.

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

In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

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

Wholesale Revenues – DP&L's share of the power produced at OVEC is sold to PJM, and these are classified as Wholesale revenues.

In PJM, the sale of energy as wholesale revenue is separately identifiable from participation in the Capacity Market and the two products can be transacted independently of one another. Therefore, wholesale revenues are a separate contract with a single performance obligation. Revenue is recorded based on the quantities (MWh) delivered in each hour during each month at the spot price, making the contract effectively “month-to-month”.

RTO Revenues – Compensation for use of DP&L’s transmission assets are classified as RTO revenues. As DP&L owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. DP&L) and recognized as transmission revenues. Additionally, DP&L, through its ownership interest in OVEC, is compensated for various generation related ancillary services, such as reactive supply, regulation services, scheduling reserves, operating reserves, spinning/synchronized reserves as well congestion credits that may be provided to PJM via these assets.

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

DP&L's revenue from contracts with customers was $186.1 million and $532.1 million for the three and nine months ended September 30, 2018, respectively. The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2018:

	Three	Nine
	months ended	months ended
$ in millions	September 30, 2018	September 30, 2018
Retail Revenue
Retail revenue from contracts with customers	$168.4	$469.3
Other retail revenues (a)	12.6	31.4
Wholesale Revenue
Wholesale revenue from contracts with customers	4.9	24.6
RTO revenue	10.8	32.4
RTO capacity revenues	2.0	5.8
Total revenues	$198.7	$563.5

(a)
Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606. Accounts receivable balances associated with these revenues were $6.0 million as of September 30, 2018.

The balances of receivables from contracts with customers were $64.0 million and $62.1 million as of September 30, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 13 – Generation Separation

On October 1, 2017, DP&L completed the transfer of its generating plants, the real property on which the generation plants and generation-related assets are sited, step-up transformers and other transmission plant assets used to interconnect with the electric transmission grid, fuel inventory, equipment inventory and spare parts, working capital, and other miscellaneous generation-related assets and liabilities to AES Ohio Generation. The transfer was completed as a contribution through an asset contribution agreement to a wholly-owned subsidiary of DP&L after which DP&L then distributed all of the outstanding equity in the subsidiary to DPL and then the subsidiary was merged into AES Ohio Generation.

DP&L's generation business met the criteria to be classified as a discontinued operation, and, accordingly, the historical activity has been reclassified to "Discontinued operations" in the Statements of Operations for the three and nine months ended September 30, 2017.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the period indicated:

	Three months ended	Nine months ended
	September 30, 2017	September 30, 2017
Revenues	$121.5	$358.4
Cost of revenues	(62.0)	(191.6)
Operating and other expenses	(38.3)	(156.8)
Fixed-asset impairment	—	(66.3)
Income / (loss) from discontinued operations	21.2	(56.3)
Income tax expense / (benefit) from discontinued operations	12.8	(10.7)
Net income / (loss) from discontinued operations	$8.4	$(45.6)

Cash flows related to discontinued operations are included in the Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $8.8 million and $16.6 million for the three and nine months ended September 30, 2017, respectively. Cash flows from investing activities for discontinued operations were $7.1 million and $(3.5) million for the three and nine months ended September 30, 2017, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining interest expense was included in the discontinued operations above. The interest expense included in discontinued operations was $0.0 million and $0.2 million for the three and nine months ended September 30, 2017, respectively.

Note 14 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the nine months ended September 30, 2018 and for the three and nine months ended September 30, 2017, excluding the loss on transfer noted above.

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

DPL has three significant subsidiaries, DP&L, AES Ohio Generation and MVIC. DP&L is a public utility providing electric transmission and distribution services in West Central Ohio. AES Ohio Generation owns an undivided interest in a coal-fired generating facility and sells all of its energy and capacity into the wholesale market. AES Ohio Generation also owns two retired coal-fired facilities. MVIC is our captive insurance company that provides insurance services to DPL and our other subsidiaries. For additional information, see Item 1 – Business of our 2017 Form 10-K. All of DPL's subsidiaries are wholly-owned.

As an electric public utility in Ohio, DP&L provides regulated transmission and distribution services to its customers as well as retail SSO electric service. DP&L's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL

DPL's income / (loss) from continuing operations before income tax for the three months ended September 30, 2018 improved by $22.5 million, from a pre-tax loss of $2.7 million for the three months ended September 30, 2017 to pre-tax income of $19.8 million for the three months ended September 30, 2018, and its income / (loss) from continuing operations before income tax for the nine months ended September 30, 2018 improved by $26.5 million, from a pre-tax loss of $12.8 million for the nine months ended September 30, 2017 to pre-tax income of $13.7 million for the nine months ended September 30, 2018, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Favorable impact of DMR rider following 2017 ESP	$8.8	$25.6
Higher retail revenue volumes driven by favorable weather	10.9	30.3
Decrease due to higher purchased power volumes, driven by higher retail demand	(4.8)	(22.2)
Decrease due to higher legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	(0.8)	(6.8)
Loss on transfer of Beckjord facility	—	(11.7)
Lower interest expense due to debt payments made in 2017 and 2018	5.2	8.3
Other	3.2	3.0
Net change in income / (loss) from continuing operations before income tax	$22.5	$26.5

DP&L

DP&L's income from continuing operations before income tax for the three months ended September 30, 2018 improved by $17.5 million, from pre-tax income of $20.0 million for the three months ended September 30, 2017 to pre-tax income of $37.5 million for the three months ended September 30, 2018, and its income from continuing operations before income tax for the nine months ended September 30, 2018 improved by $13.8 million, from pre-tax income of $60.1 million for the nine months ended September 30, 2017 to pre-tax income of $73.9 million for the nine months ended September 30, 2018, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Favorable impact of DMR rider following 2017 ESP	$8.8	$25.6
Higher retail revenue volumes driven by favorable weather	10.9	30.2
Decrease due to higher purchased power volumes, driven by higher retail demand	(4.8)	(23.0)
Decrease due to higher legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	(1.5)	(7.4)
Loss on transfer of Beckjord facility	—	(12.4)
Lower interest expense due to debt payments made in 2017 and 2018	2.1	3.0
Other	2.0	(2.2)
Net change in income / (loss) from continuing operations before income tax	$17.5	$13.8

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Revenues:
Retail	$180.6	$163.7	$499.9	$486.9
Wholesale	10.5	9.3	41.3	21.6
RTO revenues	10.7	12.5	32.5	35.7
RTO capacity revenues	3.7	3.3	10.5	8.7
Other revenues	2.2	2.9	7.3	8.8
Total revenues	207.7	191.7	591.5	561.7
Cost of revenues:
Net fuel cost	4.6	3.3	12.7	7.6
Purchased power:
Purchased power	68.1	58.5	187.8	178.6
RTO charges	15.5	15.6	48.9	43.4
RTO capacity charges	—	0.6	2.2	0.8
Net purchased power cost	83.6	74.7	238.9	222.8
Total cost of revenues	88.2	78.0	251.6	230.4

Gross margin	119.5	113.7	339.9	331.3

Operating expenses:
Operation and maintenance	37.3	47.7	118.3	144.1
Depreciation and amortization	19.7	19.8	58.8	56.9
General taxes	19.0	19.3	54.5	58.5
Other, net	1.6	(0.4)	14.6	(0.4)
Total operating expenses	77.6	86.4	246.2	259.1

Operating income	41.9	27.3	93.7	72.2

Other income / (expense), net:
Interest expense	(22.6)	(27.8)	(74.4)	(82.7)
Charge for early redemption of debt	—	(3.0)	(6.4)	(3.3)
Other income	0.5	0.8	0.8	1.0
Total other expense, net	(22.1)	(30.0)	(80.0)	(85.0)

Income / (loss) from continuing operations before income tax (a)	$19.8	$(2.7)	$13.7	$(12.8)

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Heating degree-days (a)	47	78	3,498	2,763
Cooling degree-days (a)	811	584	1,262	862

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

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Retail electric sales (b)	3,858	3,653	10,943	10,353
Wholesale electric sales (c)	311	252	831	674
Total electric sales	4,169	3,905	11,774	11,027

Billed electric customers (end of period)			523,535	520,211

(a)	Electric sales are presented in millions of KWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,056 KWh and 2,995 KWh for the three and nine months ended September 30, 2018, respectively, and 964 KWh and 2,749 KWh for the three and nine months ended September 30, 2017, respectively.

(c)	Included within DPL wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC and the generation output of Conesville.

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

During the three months ended September 30, 2018, revenue increased $16.0 million to $207.7 million compared to $191.7 million in the same period of the prior year, and, during the nine months ended September 30, 2018, revenue increased $29.8 million to $591.5 million compared to $561.7 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Retail
Rate
Decrease in energy efficiency and USF revenue rate riders	$(13.9)	$(38.7)
Increase / (decrease) in competitive bid revenue rate rider	8.2	(2.6)
Increase due to implementation of the DMR in November 2017	8.8	25.6
Other	0.8	1.0
Net change in retail rate	3.9	(14.7)

Volume
Increase due to favorable weather, as shown above by the 39% increase in cooling degree-days for the three months ended September 30, 2018 and 27% and 46% increases in heating degree-days and cooling degree-days, respectively, for the nine months ended September 30, 2018	10.9	30.3

Other miscellaneous	2.1	(2.6)
Total retail change	16.9	13.0

Wholesale
Wholesale revenues
Increase due to increased volumes sold by Conesville of 42% and 55% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year, and DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices	1.2	19.7

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(1.4)	(1.4)

Other
Other revenues	(0.7)	(1.5)

Net change in revenues	$16.0	$29.8

DPL – Cost of Revenues
During the three months ended September 30, 2018, cost of revenues increased $10.2 million to $88.2 million compared to $78.0 million in the same period of the prior year, and, during the nine months ended September 30, 2018, cost of revenues increased $21.2 million to $251.6 million compared to $230.4 million in the same period of the prior year. These changes were primarily the result of changes in the components of cost of revenues shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Fuel
Net fuel costs
Increase due to increased internal generation at Conesville of 42% and 55% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in the prior year	$1.3	$5.1

Net purchased power
Purchased power
Rate
Variances driven by pricing in the competitive bid process	4.8	(13.0)
Volume
Increase due to higher competitive bid purchases due to increased DP&L retail demand	4.8	22.2
Total purchased power change	9.6	9.2
RTO charges
Increase in the nine months ended September 30, 2018 is due to higher transmission and congestion charges driven by higher market prices. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(0.1)	5.5
RTO capacity charges	(0.6)	1.4
Net change in purchased power	8.9	16.1

Net change in cost of revenues	$10.2	$21.2

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2018, Operation and Maintenance expense decreased $10.4 million and $25.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Decrease in alternative energy and energy efficiency programs (a)	$(11.1)	$(29.5)
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	(3.1)	(6.7)
Decrease in insurance and claims expense	—	(4.9)
Regulatory cost deferral and amortization, including stipulation payments, transmission costs and other regulatory compliance programs	3.4	8.0
Increase in legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	0.8	6.8
Increase / (decrease) in maintenance of overhead transmission and distribution lines, including a $3.7 million deferral of vegetation management costs in 2018	(2.1)	2.2
Other, net	1.7	(1.7)
Net change in operation and maintenance expense	$(10.4)	$(25.8)

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three months ended September 30, 2018, Depreciation and amortization decreased $0.1 million, compared to the same period in the prior year.

During the nine months ended September 30, 2018, Depreciation and amortization increased $1.9 million compared to the same period in the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets and depreciation expense recorded at Conesville in 2018.

DPL – General Taxes
During the three months ended September 30, 2018, General taxes decreased $0.3 million compared to the same period in the prior year.

During the nine months ended September 30, 2018, General taxes decreased $4.0 million compared to the same period in the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

DPL – Operating Expenses - Other
During the three months ended September 30, 2018, DPL recorded other operating expenses of $1.6 million primarily related to a fixed-asset impairment at Conesville.

During the nine months ended September 30, 2018, DPL recorded other operating expenses of $14.6 million primarily due to the loss on the transfer of business interests in the Beckjord facility of $11.7 million and the fixed-asset impairments at Conesville of $2.8 million.

DPL – Interest Expense
During the three months ended September 30, 2018, Interest expense decreased $5.2 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DPL and DP&L in 2017 and 2018.

During the nine months ended September 30, 2018, Interest expense decreased $8.3 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DPL and DP&L in 2017 and 2018.

DPL – Charge for Early Redemption of Debt
During the nine months ended September 30, 2018, DPL recorded a charge for early redemption of debt of $6.4 million primarily due to the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption, in April 2018, of the DPL 6.75% Senior Notes due 2019.

During the three and nine months ended September 30, 2017, DPL recorded a charge for early redemption of debt of $3.0 million and $3.3 million, respectively, primarily due to the early redemption of the 4.8% Tax-exempt First Mortgage Bonds due 2036.

DPL – Income Tax Expense / (Benefit)
Income tax benefit of $1.7 million during the three months ended September 30, 2017 changed to Income tax expense of $3.1 million during the three months ended September 30, 2018. The net change of $4.8 million was primarily due to the change from a pre-tax loss to pre-tax income, partially offset by the change in the federal income tax rate from 35% to 21% due to the TCJA.

Income tax benefit of $5.0 million during the nine months ended September 30, 2017 changed to Income tax expense of $1.5 million during the nine months ended September 30, 2018. The net change of $6.5 million was primarily due to the change from a pre-tax loss to pre-tax income, partially offset by the change in the federal income tax rate from 35% to 21% due to the TCJA.

DPL - Discontinued Operations
Net income / (loss) from discontinued operations was $4.3 million and $29.2 million for the three and nine months ended September 30, 2018, respectively, compared to $22.9 million and $(21.5) million for the three and nine months ended September 30, 2017, respectively. This income / (loss) relates to the generation components of Stuart, Killen, Miami Fort, Zimmer, and the Peaker assets, which were disposed of either by sale or retirement within the last year. See Note 15 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements.

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

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 524,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Utility	$37.5	$20.0	$73.9	$60.1
Other	(17.7)	(22.7)	(60.2)	(72.9)
Income / (loss) from continuing operations before income tax	$19.8	$(2.7)	$13.7	$(12.8)

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

Financial Condition and Results of Operations (RESULTS OF OPERATIONS HIGHLIGHTS – DP&L) of this Form 10-Q.

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2018	2017	2018	2017
Revenues:
Retail	$181.0	$164.0	$500.7	$487.8
Wholesale	4.9	5.9	24.6	14.5
RTO revenues	10.8	12.5	32.4	35.5
RTO capacity revenues	2.0	1.8	5.8	4.7
Total revenues	198.7	184.2	563.5	542.5
Cost of revenues:
Net fuel cost	0.1	—	1.7	—
Purchased power:
Purchased power	67.7	58.2	186.7	178.2
RTO charges	15.3	15.7	46.8	43.2
RTO capacity charges	—	0.5	2.2	0.6
Net purchased power cost	83.0	74.4	235.7	222.0
Total cost of revenues	83.1	74.4	237.4	222.0

Gross margin	115.6	109.8	326.1	320.5

Operating expenses:
Operation and maintenance	33.8	42.1	105.9	120.2
Depreciation and amortization	19.1	19.6	56.5	56.3
General taxes	19.0	19.3	54.3	57.8
Loss / (gain) on asset disposal	—	(0.3)	0.1	(0.3)
Loss on disposal of business	—	—	12.4	—
Total operating expenses	71.9	80.7	229.2	234.0

Operating income	43.7	29.1	96.9	86.5

Other expense:
Interest expense	(5.8)	(7.9)	(20.5)	(23.5)
Charge for early redemption of debt	—	(1.0)	(0.6)	(1.1)
Other expense	(0.4)	(0.2)	(1.9)	(1.8)
Total other expense	(6.2)	(9.1)	(23.0)	(26.4)

Income from continuing operations before income tax (a)	$37.5	$20.0	$73.9	$60.1

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

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DP&L
	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Retail electric sales (b)	3,858	3,653	10,943	10,353
Wholesale electric sales (c)	155	143	449	428
Total electric sales	4,013	3,796	11,392	10,781

Billed electric customers (end of period)			523,535	520,211

(a)	Electric sales are presented in millions of KWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,056 KWh and 2,995 KWh for the three and nine months ended September 30, 2018, respectively, and 964 KWh and 2,749 KWh for the three and nine months ended September 30, 2017, respectively.

(c)	Included within DP&L wholesale electric sales is DP&L's 4.9% share of the generation output of OVEC.

During the three months ended September 30, 2018, revenue increased $14.5 million to $198.7 million compared to $184.2 million in the same period of the prior year, and, during the nine months ended September 30, 2018, revenue increased $21.0 million to $563.5 million compared to $542.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Retail
Rate
Decrease in energy efficiency and USF revenue rate riders	$(13.9)	$(38.7)
Increase / (decrease) in competitive bid revenue rate rider	8.2	(2.6)
Increase due to implementation of the DMR in November 2017	8.8	25.6
Other	0.8	0.9
Net change in retail rate	3.9	(14.8)

Volume
Increase due to favorable weather, as shown above by the 39% increase in cooling degree-days for the three months ended September 30, 2018 and 27% and 46% increases in heating degree-days and cooling degree-days, respectively, for the nine months ended September 30, 2018	10.9	30.2

Other miscellaneous	2.2	(2.5)
Total retail change	17.0	12.9

Wholesale
Wholesale revenues
Variances due to DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices	(1.0)	10.1

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(1.5)	(2.0)

Net change in revenues	$14.5	$21.0

DP&L – Cost of Revenues
During the three months ended September 30, 2018, cost of revenues increased $8.7 million to $83.1 million compared to $74.4 million in the same period of the prior year, and, during the nine months ended September 30, 2018, cost of revenues increased $15.4 million to $237.4 million compared to $222.0 million in the same period of the prior year. These changes were primarily the result of changes in the components of cost of revenues shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Fuel
Net fuel costs
Represents expense recognition coinciding with the collection of previously deferred fuel costs through the regulatory fuel deferral	$0.1	$1.7

Net purchased power
Purchased power
Rate
Variances driven by pricing in the competitive bid process	4.7	(14.5)
Volume
Increase due to higher competitive bid purchases due to increased DP&L retail demand	4.8	23.0
Total purchased power change	9.5	8.5
RTO charges
Increase in the nine months ended September 30, 2018 is due to higher transmission and congestion charges driven by higher market prices. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider.	(0.4)	3.6
RTO capacity charges	(0.5)	1.6
Net change in purchased power	8.6	13.7

Net change in cost of revenues	$8.7	$15.4

DP&L – Operation and Maintenance
During the three and nine months ended September 30, 2018, Operation and Maintenance expense decreased $8.3 million and $14.3 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2018 vs. 2017	2018 vs. 2017
Decrease in alternative energy and energy efficiency programs (a)	$(11.1)	$(29.5)
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	(3.1)	(6.7)
Regulatory cost deferral and amortization, including stipulation payments, transmission costs and other regulatory compliance programs	3.4	8.0
Increase in legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	1.5	7.4
Increase / (decrease) in maintenance of overhead transmission and distribution lines, including a $3.7 million deferral of vegetation management costs in 2018	(2.1)	2.2
Increase in insurance and claims reserve	1.3	2.2
Other, net	1.8	2.1
Net change in operation and maintenance expense	$(8.3)	$(14.3)

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three months ended September 30, 2018, Depreciation and amortization decreased $0.5 million, compared to the same period in the prior year.

During the nine months ended September 30, 2018, Depreciation and amortization increased $0.2 million, compared to the same period in the prior year.

DP&L – General Taxes
During the three months ended September 30, 2018, General taxes decreased $0.3 million compared to the same period in the prior year.

During the nine months ended September 30, 2018, General taxes decreased $3.5 million compared to the same period in the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

DP&L – Loss on Disposal of Business
During the nine months ended September 30, 2018, DP&L recorded a Loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Interest Expense
During the three months ended September 30, 2018, Interest expense decreased $2.1 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DP&L in 2017 and 2018.

During the nine months ended September 30, 2018, Interest expense decreased $3.0 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DP&L in 2017 and 2018.

DP&L – Income Tax Expense
Income tax expense increased $7.2 million from an income tax benefit of $0.9 million during the three months ended September 30, 2017 to income tax expense of $6.3 million during the three months ended September 30, 2018. The net change of $7.2 million was primarily due to higher pre-tax income in the current year versus the prior year, partially offset by the change in the estimated annual effective tax rate mainly resulting from the impacts related to the TCJA.
During the nine months ended September 30, 2018, Income tax expense increased $1.1 million compared to the same period in the prior year primarily due to higher pre-tax income in the current year versus the prior year, partially offset by the change in the estimated annual effective tax rate mainly resulting from the impacts related to the TCJA.

DP&L – Discontinued Operations
During the three and nine months ended September 30, 2017, DP&L recorded income / (loss) from discontinued operations (net of tax) of $8.4 million and $(45.6) million, respectively. This income / (loss) relates to the discontinued DP&L Generation segment, which was transferred to AES Ohio Generation through Generation Separation on October 1, 2017. See Note 13 – Generation Separation of Notes to DP&L's Condensed Financial Statements.

KEY TRENDS AND UNCERTAINTIES

Through September 30, 2018, our financial results have primarily been driven by retail demand, weather and, to a lesser extent, wholesale prices. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider, we expect that our financial results will no longer be driven by retail demand and weather but will be impacted by customer growth within our service territory. See further discussion on these changes in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	the passage of new legislation, implementation of regulations or other changes in regulation;

•	timely recovery of transmission and distribution expenditures; and

•	exiting generation assets currently owned by AES Ohio Generation.

Operational
As part of our announced plan to exit our generation businesses, on May 31, 2018, we retired the Stuart and Killen EGUs. In addition, we closed on a sale of our Peaker assets in March 2018. See Note 15 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for additional information. In October 2018, AEP, the operator of the co-owned Conesville EGU, announced that Unit 4 would close by May 2020.

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2017 Form 10-K and Forms 10-Q previously filed with the SEC during 2018 describe other regulatory matters which have not materially changed since those filings.

Ohio Regulatory Proceedings
See Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

Environmental Matters
In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2017 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

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

The USEPA's final CCR rule became effective on October 19, 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR surface impoundments (ash ponds), including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The USEPA has indicated that they will implement a phased approach to amending the CCR rule with Phase One being finalized no later than June 2019, and Phase Two no later than December 2019. While the USEPA published final CCR Rule Amendments (Phase One, Part One) in the Federal Register on July 30, 2018, the U.S. Court of Appeals for the District of Columbia issued a decision on August 21, 2018 on certain CCR litigation matters, which may result in revisions to the current and proposed CCR amendments.

The CCR rule, current or proposed amendments to the CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition or results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $65.4 million and $10.7 million, respectively, at September 30, 2018. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,489.5 million and $594.9 million, respectively.

Approximately $4.6 million of DPL's long-term debt, including $4.6 million of DP&L's long-term debt, matures within twelve months of the balance sheet date, and an additional $99.0 million outstanding principal on DPL's 6.75% Senior Notes is due October 1, 2019, which is within twelve months of the date of this filing. We expect to repay this debt using a combination of cash on hand, net cash provided by operating activities, borrowing capacity on our credit facility, and/or net proceeds from the issuance of new debt. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

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

CASH FLOWS – DPL
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. The following table summarizes the cash flows of DPL:

DPL	Nine months ended September 30,
$ in millions	2018	2017
Net cash provided by operating activities	$152.9	$81.7
Net cash provided by / (used in) investing activities	157.5	(82.8)
Net cash used in financing activities	(249.4)	(57.1)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	1.5	27.0
Net change	62.5	(31.2)
Balance at beginning of period	24.9	54.6
Cash, cash equivalents, and restricted cash at end of period	$87.4	$23.4

DPL – Change in cash flows from operating activities

	Nine months ended September 30,		$ change
$ in millions	2018	2017	2018 vs. 2017
Net income / (loss)	$41.4	$(29.3)	$70.7
Depreciation and amortization	62.4	81.8	(19.4)
Impairment expenses	2.8	66.4	(63.6)
Deferred income taxes	(17.8)	(3.5)	(14.3)
Other adjustments to Net income / (loss)	19.0	19.2	(0.2)
Net income / (loss), adjusted for non-cash items	107.8	134.6	(26.8)
Net change in operating assets and liabilities	45.1	(52.9)	98.0
Net cash provided by operating activities	$152.9	$81.7	$71.2

The net change in operating assets and liabilities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven by the following:

$ in millions	$ Change
Increase from accrued taxes payable is primarily due to a prior year income tax benefit	$46.4
Increase from accounts receivable due to timing of collections and weather	18.6
Increase from accounts payable due to timing of payments and less generation related payments	29.0
Other	4.0
Net increase in cash from changes in operating assets and liabilities	$98.0

DPL – Cash flows from investing activities
Net cash from investing activities was $157.5 million for the nine months ended September 30, 2018 compared to $(82.8) million for the nine months ended September 30, 2017. Investing activity for the nine months ended September 30, 2018 primarily relates to proceeds from the sale of business of $234.9 million, primarily due to the sale of the Peaker assets, and proceeds of $10.6 million, related to the June transmission swap with Duke and AEP, partially offset by capital expenditures of $75.8 million and payment on the disposal of Beckjord of $14.5 million. Investing activity for the nine months ended September 30, 2017 was primarily driven by capital expenditures of $95.6 million.

DPL – Cash flows from financing activities
Net cash used in financing activities was $(249.4) million for the nine months ended September 30, 2018 compared to $(57.1) million from financing activities for the nine months ended September 30, 2017. The financing activity for the nine months ended September 30, 2018 mainly relates to $239.4 million of payments on long-term debt primarily relating to the repayment of the remaining balance on the DPL term loan of $70.0 million, a $60.0 million repayment on the DP&L tax-exempt term loan, a $101.0 million repayment on the DPL 6.75% Senior Notes due 2019, and a $5.1 million make-whole premium payment associated with the partial redemption of the DPL 6.75% Senior Notes due 2019. The financing activity for the nine months ended September 30, 2017 was primarily due to $122.1 million of payments on long-term debt from the redemption of the $100.0 million 4.8% first mortgage bonds and quarterly payments on the DPL and DP&L term loans, partially offset by $65.0 million net draws on revolving credit facilities.

CASH FLOWS – DP&L
The following table summarizes the cash flows of DP&L:

DP&L	Nine months ended September 30,
$ in millions	2018	2017
Net cash provided by operating activities	$113.2	$98.7
Net cash used in investing activities	(69.0)	(69.7)
Net cash used in financing activities	(37.1)	(42.3)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	27.0
Net change	7.1	13.7
Balance at beginning of period	5.6	1.6
Cash, cash equivalents, and restricted cash at end of period	$12.7	$15.3

DP&L – Change in cash flows from operating activities

	Nine months ended September 30,		$ change
$ in millions	2018	2017	2018 vs. 2017
Net income	$61.9	$3.6	$58.3
Depreciation and amortization	56.5	68.2	(11.7)
Impairment expenses	—	66.3	(66.3)
Other adjustments to Net income	5.5	18.6	(13.1)
Net income, adjusted for non-cash items	123.9	156.7	(32.8)
Net change in operating assets and liabilities	(10.7)	(58.0)	47.3
Net cash provided by operating activities	$113.2	$98.7	$14.5

The net change in operating assets and liabilities during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was driven by the following:

$ in millions	$ Change
Increase from accrued taxes payable is primarily due to a prior year income tax benefit	$25.2
Increase from accounts payable due to timing of payments and less generation related payments	57.3
Decrease from accounts receivable due to timing of collections and no longer having generation receivables	(23.8)
Decrease from inventory primarily due to no longer having coal purchases in 2018	(10.2)
Other	(1.2)
Net increase in cash from changes in operating assets and liabilities	$47.3

DP&L – Cash flows from investing activities
Net cash from investing activities was $(69.0) million for the nine months ended September 30, 2018 compared to $(69.7) million for the nine months ended September 30, 2017. The investing activity for the nine months ended September 30, 2018 primarily relates to capital expenditures of $65.0 million and payment on the disposal of Beckjord of $14.5 million, partially offset by proceeds of $10.6 million related to the June transmission asset swap with Duke and AEP. The investing activity for the nine months ended September 30, 2017 was primarily driven by capital expenditures of $82.4 million, partially offset by insurance proceeds of $12.5 million.

DP&L – Cash flows from financing activities
Net cash used in financing activities was $(37.1) million for the nine months ended September 30, 2018 compared to $(42.3) million from financing activities for the nine months ended September 30, 2017. The nine months ended September 30, 2018 financing activity relates mainly to $63.3 million of payments on long-term debt, primarily relating to a $60.0 million repayment on the DP&L tax-exempt term loan, returns of capital paid to parent of $43.8 million, and $10.0 million net repayments on revolving credit facilities, which was partially offset by a $80.0 million capital contribution from DPL. The nine months ended September 30, 2017 financing activity relates to the redemption of the $100.0 million 4.8% first mortgage bonds and repayments on the DP&L term loan and returns of capital paid to parent of $19.0 million, partially offset by a $70.0 million capital contribution from DPL.

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities, debt carrying costs and dividend payments. In 2018 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during these periods.

At September 30, 2018, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2018
DP&L	Revolving	July 2020	$175.0	$173.9
DPL	Revolving	July 2020	205.0	189.4
			$380.0	$363.3

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At September 30, 2018, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $0.0 million borrowed on the facility, with the remaining $173.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2018 or 2017.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in July 2020. The springing maturity feature of this facility has been satisfied since the DPL Term Loan was paid in full on March 27, 2018 and $101.0 million of the DPL senior unsecured bonds due October 1, 2019 were redeemed on April 30, 2018. At September 30, 2018, there were six letters of credit in the aggregate amount of $15.6 million outstanding and no borrowings, with the remaining $189.4 million available to DPL. Fees associated with this facility were not material during the nine months ended September 30, 2018 or 2017.

Capital Requirements
Planned construction additions for 2018 relate primarily to new investments in and upgrades to DP&L’s transmission and distribution system. Capital projects are subject to continuing review and are revised considering changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental requirements, among other factors.

DPL is projecting to spend an estimated $355.0 million in capital projects for the period 2018 through 2020, of which $348.0 million is projected to be spent by DP&L. DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member. DP&L anticipates spending approximately $35.0 million within the next five years to reinforce its 138-kV system to comply with NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

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

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB(a) / BBB-(b)	A- (c)	Stable	October 2018
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Positive	October 2018
Standard & Poor's Financial Services LLC	BBB- (b)	BBB+ (c)	Stable	March 2018

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB	Stable	October 2018
Moody's Investors Service, Inc.	Ba1	Baa2	Positive	October 2018
Standard & Poor's Financial Services LLC	BBB-	BBB-	Stable	March 2018

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

MARKET RISK

We are subject to certain market risks including, but not limited to, changes in commodity prices for electricity and fluctuations in interest rates. Our Risk Management Committee (RMC), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures. The RMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see Item 1A.—Risk Factors and Item 7A of our 2017 Form 10-K. Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and we may not be adequately hedged against our exposure to changes in interest rates.

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

As of September 30, 2018, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s long-term debt was $1,489.5 million at September 30, 2018, consisting of DPL’s unsecured notes, along with DP&L’s first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. All of DPL’s long-term debt was adjusted to fair value at the date of the Merger. The fair value of this long-term debt at September 30, 2018 was $1,560.1 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s long-term debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At September 30, 2018
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2019	2020	2021	2022	2023	Thereafter	Amount	Value
Long-term debt
Variable-rate debt	$4.5	$144.5	$4.5	$423.7	$—	$—	$577.2	$577.2
Average interest rate (a)	4.1%	2.8%	4.1%	4.1%	—%	—%
Fixed-rate debt	$0.1	$99.2	$0.2	$780.2	$0.2	$32.4	912.3	982.9
Average interest rate	4.2%	6.7%	4.2%	7.2%	4.2%	6.1%
Total							$1,489.5	$1,560.1

(a)	Based on rates in effect at September 30, 2018

The principal value of DP&L’s long-term debt was $594.9 million at September 30, 2018, consisting of its first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. The fair value of this long-term debt was $594.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued because of the Merger.

DP&L
	Principal payments due						At September 30, 2018
	during the twelve months ending
	September 30,						Principal	Fair
$ in millions	2019	2020	2021	2022	2023	Thereafter	Amount	Value
Long-term debt
Variable-rate debt	$4.5	$144.5	$4.5	$423.7	$—	$—	$577.2	$577.2
Average interest rate (a)	4.1%	2.8%	4.1%	4.1%	—%	—%
Fixed-rate debt	$0.1	$0.2	$0.2	$0.2	$0.2	$16.8	17.7	17.7
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.2%
Total							$594.9	$594.9

(a)	Based on rates in effect at September 30, 2018

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

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2018, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1 – Legal Proceedings

In the normal course of business, we are subject to various lawsuits, actions, claims, and other proceedings. We are also, from time to time, involved in other reviews, investigations and proceedings by governmental and regulatory agencies regarding our business, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. We have accrued in our Financial Statements for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, for these matters are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims and other matters (including those matters noted below), and to comply with applicable laws and regulations will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided for in our Financial Statements, cannot be reasonably determined, but could be material.

Our Form 10-K for the fiscal year ended December 31, 2017 and Forms 10-Q for the quarters ended June 30, and March 31, 2018 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2017. As of September 30, 2018, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	November 5, 2018	/s/ Gustavo D. Pimenta
Gustavo D. Pimenta
Chief Financial Officer
(principal financial officer)

	November 5, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 5, 2018	/s/ Gustavo D. Pimenta
Gustavo D. Pimenta
Vice President and Chief Financial Officer
(principal financial officer)

	November 5, 2018	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)