Form 10-K
period 2018-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2019-02-27
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

At December 31, 2018, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company - Annual Report on Form 10-K
Year Ended December 31, 2018

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

AES	The AES Corporation, a global power company, the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns and operates a generation facility from which it makes wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
Capacity Market
The purpose of the capacity market is to enable PJM to obtain sufficient resources to reliably meet the needs of electric customers within the PJM footprint. PJM procures capacity, through a multi-auction structure, on behalf of the load serving entities to satisfy the load obligations. There are four auctions held for each Delivery Year (running from June 1 through May 31). The Base Residual Auction is held three years in advance of the Delivery Year and there is one Incremental Auction held in each of the subsequent three years. AES Ohio Generation's capacity is in the “rest of” RTO area of PJM.

CCR	Coal Combustion Residuals, which consists of bottom ash, fly ash, and air pollution
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU which is operated by AEP
CPP	The Clean Power Plan, the USEPA's final carbon dioxide emission rules for existing power plants under Clean Air Act Section 111(d)
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule
CWA	U.S. Clean Water Act
Dark spread	A common metric used to estimate returns over fuel costs of coal-fired EGUs
DOE	U.S. Department of Energy
DMR	Distribution modernization rider - designed to allow DP&L to modernize and/or maintain its transmission and distribution infrastructure.
DPL	DPL Inc.
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
Generation Separation
The transfer on October 1, 2017, to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities, excluding those of the Beckjord Facility and Hutchings EGU, pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

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

MRO	Market Rate Option, a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC	Miami Valley Insurance Company, a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards
NAV	Net asset value
NERC	North American Electric Reliability Corporation
Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NSR	New Source Review: a preconstruction permitting program regulating new or significantly modified sources of air pollution
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OTC	Over the counter
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
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

SO2	Sulfur Dioxide
SSO	Standard Service Offer represents the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
U.S.	United States of America
USD	U.S. dollar
USEPA	U. S. Environmental Protection Agency
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

FORWARD–LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, considering the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	growth in our service territory and changes in demand and demographic patterns;

•	weather-related damage to our electrical system;

•	performance of our suppliers;

•	transmission and distribution system reliability and capacity;

•	regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the PUCO;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

▪	changes in financial or regulatory accounting policies;

▪	environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;

▪	interest rates and the use of interest rate hedges, inflation rates and other costs of capital;

▪	the availability of capital;

▪	the ability of subsidiaries to pay dividends or distributions to DPL;

▪	level of creditworthiness of counterparties to contracts and transactions;

▪	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

▪	facility or equipment maintenance, repairs and capital expenditures;

▪	significant delays or unanticipated cost increases associated with construction projects;

▪	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

▪	local economic conditions;

▪	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

▪	industry restructuring, deregulation and competition;

▪
issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred, and the risk of default of other PJM participants;

▪	changes in tax laws and the effects of our strategies to reduce tax payments;

▪	product development, technology changes, and changes in prices of products and technologies;

▪	cyberattacks and information security breaches;

▪	the use of derivative contracts;

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

DPL has three primary subsidiaries, DP&L, MVIC and AES Ohio Generation. DP&L is a public utility providing electric transmission and distribution services in West Central Ohio. AES Ohio Generation owns an undivided interest in a coal-fired generating facility and sells all of its energy and capacity into the wholesale market. MVIC is our captive insurance company that provides insurance services to DPL and our other subsidiaries. For additional information, see Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DP&L's Financial Statements. All of DPL's subsidiaries are wholly-owned.

As an electric public utility in Ohio, DP&L provides regulated transmission and distribution services to its customers as well as retail SSO electric service. DP&L's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives; however, our distribution revenues have been decoupled from weather and energy efficiency variations beginning January 1, 2019 as a result of the decoupling rider approved in the DRO. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for further information.

DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

DP&L does not have any subsidiaries.

DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders.

GENERATING CAPACITY

DPL, through AES Ohio Generation, owns an undivided interest in Conesville. AES Ohio Generation's share of this EGU's capacity is 129 MW. AES Ohio Generation sells all of its energy and capacity into the wholesale market.

DP&L also has a 4.9% interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of 2,109 MW. DP&L’s share of this generation capacity is 103 MW.

SEGMENTS

DPL manages its business through one reportable operating segment, the Utility segment. See Note 13 – Business Segments of the Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

EMPLOYEES

DPL and its subsidiaries employed 659 people at January 31, 2019, of which 647 were employed by DP&L. Approximately 57% of all DPL employees are under a collective bargaining agreement.

SERVICE COMPANY

The Service Company provides services including accounting, legal, human resources, information technology and other services of a similar nature on behalf of companies that are part of the U.S. SBU, including, among other companies, DPL and DP&L. The Service Company allocates the costs for these services based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated businesses served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses. See Note 12 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 12 – Related Party Transactions of Notes to DP&L's Financial Statements.

SEASONALITY

The power delivery business is seasonal, and weather patterns have a material effect on energy demand. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives, however, after the approval of the distribution rate order in 2018, our distribution revenues have been decoupled from weather and energy efficiency variations. Because of the impact of the new decoupling rider (effective January 1, 2019) and because DPL's generation has greatly decreased in recent years due to plant sales and closures, we expect that weather and other factors influencing demand will have minimal impact on our net operating results going forward.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which increase repair costs. Partially mitigating this impact is DP&L’s ability to recover certain repair costs related to severe storms.

MARKET STRUCTURE

Retail rate regulation
DP&L's delivery service to all retail customers as well as the provisions of its SSO service are regulated by the PUCO. In addition, certain costs are considered to be non-bypassable and are therefore assessed to all DP&L retail customers, under the regulatory authority of the PUCO, regardless of the customer’s retail electric supplier. DP&L's transmission rates are subject to regulation by the FERC under the Federal Power Act.

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

Ohio legislation extends the jurisdiction of the PUCO to the records and accounts of certain public utility holding company systems, including DPL. The legislation extends the PUCO's supervisory powers to a holding company system's general condition and capitalization, among other matters, to the extent that such matters relate to the costs associated with the provision of public utility service. Based on existing PUCO and FERC authorization, regulatory assets and liabilities are recorded on the balance sheets of both DPL and DP&L. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

COMPETITION AND REGULATION

Ohio Retail Rates
DP&L filed an amended stipulation to its 2017 ESP case on March 13, 2017. The PUCO issued a final decision on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The six-year 2017 ESP establishes DP&L's framework for providing retail service on a going-forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up rider mechanisms.

On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement of $248.0 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of approximately $29.8 million per year. In addition to the increase in base distribution rates, among other matters, the DRO also provides for a return on equity of 9.999% and a cost of long-term debt of 4.8%.

For more information regarding DP&L's ESP and DRO, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

In December 2018, DP&L filed a Distribution Modernization Plan (“DMP”) with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s DMP: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics, and 8) Grid Modernization R&D.

These initiatives will also allow DP&L to be ready to leverage and integrate Distributed Energy Resources into its grid, including demonstrations of community solar, energy storage, microgrids, as well as Electric Vehicle charging infrastructure. If approved, DP&L will implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to the Company.

On January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The request was made pursuant to the PUCO’s October 20, 2017 ESP order, which approved the DMR and had the option for DP&L to file for a two-year extension. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. To that end, DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

Ohio law and the PUCO rules contain targets relating to renewable energy, peak demand reduction and energy efficiency standards. If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance. DP&L is in full compliance with energy efficiency, peak demand reduction and renewable energy targets. DP&L is required to file an energy efficiency portfolio plan to demonstrate how it plans to meet the standards. On June 15, 2017, DP&L filed an energy efficiency portfolio plan for programs in years 2018 through 2020, which was settled and approved by the PUCO on December 20, 2017. DP&L recovers the costs of its compliance with Ohio energy efficiency and renewable energy standards through separate riders which are reviewed and audited by the PUCO.

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

DP&L and AES Ohio Generation filed an application before the FERC to adjust their rates with respect to reactive power provided to PJM from their generation units. On March 3, 2017, DP&L, AES Ohio Generation, and certain intervening parties filed an Offer of Settlement that was approved by the FERC on May 16, 2017. The changes from current reactive power rates were not material. Additionally, the FERC has referred to the FERC’s Office of Enforcement for investigation, an issue regarding reactive power charges under the previously effective rates in light of changes in DP&L’s generation portfolio. Prior to 2017, DP&L's reactive power rates had been last reset in 1998. As of the date of this report, DP&L is unable to predict the ultimate outcome of the investigation. Several other utilities within PJM are also being investigated by FERC’s Office of Enforcement with respect to the same issue of changes in the generation portfolio that occurred in between rate proceedings. In connection with transactions and other matters discussed above, there have been subsequent reactive power filings made, including filings to reflect: the transfer of generation from DP&L to AES Ohio Generation; the sale of interests in the

Miami Fort and Zimmer stations to subsidiaries of Dynegy; the retirement of Stuart and Killen; and the sale of interests in the Peaker assets to subsidiaries of Kimura Power, LLC.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

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

Like other electric utilities and energy marketers, AES Ohio Generation may sell or purchase electric products in the wholesale market. AES Ohio Generation competes with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity. The ability of AES Ohio Generation to sell this electricity will depend not only on the performance of its generating unit, but also on how AES Ohio Generation’s prices, terms and conditions compare to those of other suppliers.

ENVIRONMENTAL MATTERS

DPL’s and DP&L's facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following. However, as described further below, as a result of DPL’s retirement of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations, the planned 2020 retirement of Conesville and our exiting of our generation business, certain of these environmental regulations and laws are now not expected to have a material impact on DPL with respect to these generating stations.

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
In addition to imposing continuing compliance obligations, these laws, rules and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such laws, rules and regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows. See Note 11 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters” of Notes to DPL's Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies – "Environmental Matters" of Notes to DP&L's Financial Statements for more information regarding environmental risks, laws and regulations and legal proceedings to which we are and may be subject to in the future.
In response to Executive Orders from the U.S. President, the USEPA is currently evaluating various existing regulations to be considered for repeal, replacement, or modification. We cannot predict at this time the likely outcome of the USEPA’s review of these or other existing regulations or what impact it may have on our business.
We have several pending environmental matters associated with our current and previously owned and operated coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.
Environmental Matters Related to Air Quality
As a result of DPL’s decision to retire its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the planned 2020 retirement of Conesville, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:

•	The CAA and the following regulations

◦	CSAPR and associated updates;

◦	MATS and any associated regulatory or judicial processes;

◦	NAAQS; and

◦	CPP or a potential replacement rule.
Litigation Involving Co-Owned Stations
As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DPL and the other owners of the Stuart generating station are subject to certain specified emission targets related to NOX, SO2 and particulate matter. The consent decree also includes commitments for energy efficiency and renewable energy activities. An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during startups. Given that all of the commitments have been met and with the retirement of the Stuart generating station, DPL and the other owners plan to submit a request for termination of the consent decree.
Notices of Violation Involving Co-Owned Units
In June 2000, the USEPA issued an NOV to the then DP&L-operated Stuart generating station (co-owned by AES Ohio Generation, Dynegy and AEP Generation) for alleged violations of the CAA. The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest. The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. To date, neither action has been taken. DPL cannot predict the outcome of this matter.
In January 2015, DP&L received NOVs from the USEPA alleging violations in opacity at the Stuart and Killen generating stations in 2014. On February 15, 2017, the USEPA issued an NOV alleging violations in opacity at the Stuart generation station in 2016. Operations at both Stuart and Killen have ceased. However, we are currently unable to predict the outcome of these matters.
Notices of Violation Involving Wholly-Owned Stations
On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings EGU, which was closed in 2013, relating to capital projects performed in 2001 involving Unit 3 and

Unit 6. We do not believe that the two projects described in the NOV were modifications subject to NSR. We cannot predict the outcome of this matter.
Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds
As a result of DPL’s decision to retire its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the planned 2020 retirement of Conesville; the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL with respect to these generating stations (although certain other requirements related to water quality, waste disposal and ash ponds are discussed further below):

•	water intake regulations, including those finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart Station; and

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015 and commonly referred to as the ELG rules.
Clean Water Act – Regulation of Water Discharge
On January 7, 2013, the Ohio EPA issued a final NPDES permit to the Stuart Station which included a compliance schedule for performing a study to justify an alternate thermal limitation or take undefined measures to meet certain temperature limits. On February 1, 2013, DP&L appealed various aspects of the final permit to the Environmental Review Appeals Commission. As a result of DPL’s decision to retire the Stuart Station we do not expect this to have a material impact on us.
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
While DP&L was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the USEPA relating to vapor intrusion and again filed suit against DP&L and other defendants. Trial for that issue was scheduled to be held in 2019, but the District Court recently vacated that trial date and it is unknown when it will be rescheduled. Plaintiffs also attempted to add an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill - potentially including undefined areas outside the original dump footprint - to the vapor intrusion trial proceeding. The District Court allowed the claim to be added to the litigation but ruled that the 2016 ASAOC could not be adjudicated until after completion of the remedial investigation feasibility study, which is expected to be complete years after the vapor intrusion trial. While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on our business, financial condition or results of operations.
Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIN Act"), which includes provisions to implement the

CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. EPA has indicated that they will implement a phased approach to amending the CCR Rule.
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

Item 1A – Risk Factors
Investors should consider carefully the following risk factors that could cause our business, operating results and financial condition to be materially adversely affected. New risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. These risk factors should be read in conjunction with the other detailed information concerning DPL set forth in the Notes to DPL's Consolidated Financial Statements and concerning DP&L set forth in the Notes to DP&L's Financial Statements in Part II – Item 8 – Financial Statements and Supplementary Data and additional information in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations herein. The risks and uncertainties described below are not the only ones that we face. In light of executing on our plan to exit generation, our generation business and the risks associated with that business have significantly lessened, such as risks associated with operations of generation plants and with greenhouse gas emission requirements.

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

Changes in or reinterpretations of, or the unexpected application of the laws, rules, policies and procedures that set or govern electric rates, permitted rates of return, rate structures, operation of a competitive bid structure to supply retail generation service to SSO customers, reliability initiatives, capital expenditures and investments and the recovery of these and other costs on a full or timely basis through rates, power market prices, and the frequency and timing of rate increases, could have a material adverse effect on our results of operations, financial condition and cash flows.

Our increased costs due to renewable energy and energy efficiency requirements may not be fully recoverable in the future.
Ohio law contains annual targets for energy efficiency which began in 2009 and require increasing energy reductions each year compared to a baseline energy usage, up to 22.3% by 2027. Peak demand reduction targets began in 2009 with increases in required percentages each year, up to 7.75% by 2020. The renewable energy standards have increased our costs and are expected to continue to increase (and could materially increase) these costs. DP&L is entitled to recover costs associated with its renewable energy compliance costs, as well as its energy efficiency and demand response programs. If in the future we are unable to timely or fully recover these costs, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, if we were found not to be in compliance with these standards, monetary penalties could apply. These penalties are not permitted to be recovered from customers and significant penalties could have a material adverse effect on our results of operations, financial condition and cash flows. The demand reduction and energy efficiency standards by design result in reduced energy and demand that could have a material adverse effect on our results of operations, financial condition and cash flows.

We may be negatively affected by a lack of growth or a decline in the number of customers.
Customer growth is affected by a number of factors outside our control, such as population changes, job and income growth, housing starts, new business formation and the overall level of economic activity. A lack of growth, or a decline, in the number of customers in our service territory could have a material adverse effect on our results of operations, financial condition and cash flows and may cause us to fail to fully realize anticipated benefits from investments and expenditures.

We are subject to numerous environmental laws, rules and regulations that require capital expenditures, increase our cost of operations, and may expose us to environmental liabilities.
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the remediation of retired generation and other facilities, storage, handling, use, storage, disposal and transportation of coal combustion residuals and other materials, some of which may be defined as hazardous materials, the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. Such laws, rules and regulations tend to become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, inspections and other governmental authorizations. These laws, rules and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations, and all licenses, permits and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, licenses, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. In addition, any actual or alleged violation of these laws, rules or regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations. DPL owns an undivided interest in one generating station operated by our co-owner. As a non-controlling owner in this generating station, DPL is responsible for its pro rata share of expenditures for complying with environmental laws, rules, regulations, licenses, permits and other requirements, but has limited control over the compliance measures taken by our co-owner. Under certain environmental laws, we could also be held strictly, jointly and severally responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage.

In particular, we are subject to potentially significant remediation expenses, enforcement initiatives, private-party lawsuits and reputational risk associated with CCR. CCR, which consists of bottom ash, fly ash and air pollution control wastes generated at our current and former coal-fired generation plant sites, is currently handled and/or has been handled in the past in the following ways: placement in onsite CCR ponds; disposal and beneficial use in onsite and offsite permitted, engineered landfills; use in various beneficial use applications, including encapsulated uses and structural fill; and used in permitted offsite mine reclamation. CCR currently remains onsite at several of our facilities, including in CCR ponds. The USEPA's final CCR rule, which became effective in October 2015 and is currently subject to litigation and undergoing revisions by the USEPA, regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills, impoundments and ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. On December 16, 2016, President Obama signed the Water Infrastructure Improvements for the Nation (WIIN) Act into law, which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The primary enforcement mechanisms for the CCR rule could be actions commenced by the USEPA, states and private lawsuits. Compliance with the CCR rule, amendments to the federal CCR rule, or other federal, state, or foreign rules or programs addressing CCR may require us to incur substantial costs. In addition, CCR, particularly with respect to its beneficial use and regulation as nonhazardous solid waste, has been the subject of interest from environmental non-governmental organizations and the media. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws, rules and regulations or other environmental requirements. DPL cannot assure that it will be successful in defending against any claim of noncompliance. Any actual or alleged violation of these laws, rules, regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations and expose us to unexpected costs. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1 - Business - Environmental Matters for a more comprehensive discussion of these and other environmental matters impacting us.

We are reliant upon the performance of a co-owner who operates our remaining co-owned operational EGU.
We co-own an EGU operated by one of our co-owners. Poor operational performance by our co-owner, misalignment of co-owners’ interests with our own or lack of control over costs (such as fuel costs) incurred at this station could have an adverse effect on us. In addition, any sale of this co-owned EGU by the co-owner to a third party could enhance the risk of a misalignment of interests, lack of cost control and other operational failures.

The use of non-derivative and derivative instruments in the normal course of business could result in losses that could negatively impact our results of operations, financial position and cash flows.
From time to time, we use non-derivative and derivative instruments, such as swaps, options, futures and forwards, to manage financial risks. These trades are affected by a range of factors, including fluctuations in interest rates and optimization opportunities. We have attempted to manage our risk exposure by establishing and enforcing risk limits and risk management policies. Despite our efforts, however, these risk limits and management policies may not work as planned and fluctuating prices and other events could adversely affect our results of operations, financial condition and cash flows. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these instruments can involve management’s judgment or the use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of some of these contracts. We could also recognize financial losses as a result of volatility in the market values of these contracts, a counterparty failing to perform or the underlying transactions which the instruments are intended to hedge failing to materialize, which could result in a material adverse effect on our results of operations, financial condition and cash flows.

The Dodd-Frank Act contains significant requirements related to derivatives that, among other things, could reduce the cost effectiveness of entering into derivative transactions.
In July 2010, The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was signed into law. The Dodd-Frank Act contains significant requirements relating to derivatives, including, among others, a requirement that certain transactions be cleared on exchanges that would necessitate the posting of cash collateral for these transactions. We are considered an end-user under the Dodd-Frank Act and therefore are exempt from most of the collateral and margining requirements. We are required to report our bilateral derivative contracts, unless our counterparty is a major swap participant or has elected to report on our behalf. Even though we qualify for an exception from these requirements, our counterparties that do not qualify for the exception may pass along any increased costs incurred by them through higher prices and reductions in unsecured credit limits or be unable to enter into certain transactions with us. The occurrence of any of these events could have a material adverse effect on our results of operations, financial condition and cash flows.

Our business is sensitive to weather and seasonal variations.
Weather conditions significantly affect the demand for electric power and, accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenues and associated operating expenses are not generated evenly by month during the year. We forecast electric sales on the basis of normal weather, which represents a long-term historical average. In addition, severe or unusual weather, such as hurricanes and ice or snow storms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While DP&L is permitted to seek recovery of storm damage costs, if DP&L is unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Our membership in a regional transmission organization presents risks that could have a material adverse effect on our results of operations, financial condition and cash flows.
On October 1, 2004, in compliance with Ohio law, DP&L turned over control of its transmission functions and fully integrated into PJM, a regional transmission organization.

The rules governing the various regional power markets may also change from time to time which could affect our costs and revenues and have a material adverse effect on our results of operations, financial condition and cash flows. We may be required to expand our transmission system according to decisions made by PJM rather than our internal planning process. Various proposals and proceedings before the FERC may cause transmission rates to change from time to time. In addition, PJM developed and continues to refine rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial effect on us. We also incur fees and costs to participate in PJM.

SB 221 includes a provision that allows electric utilities to seek and obtain recovery of RTO-related charges. Therefore, non-market-based costs are being recovered from all retail customers through the transmission rider. If in the future, however, we are unable to recover all of these costs in a timely manner this could have a material adverse effect on our results of operations, financial condition and cash flows.

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
Annually, PJM performs a review of the capital additions required to provide reliable electric transmission services throughout its territory. PJM traditionally allocated the costs of constructing these facilities to those entities that benefited directly from the additions. Over the last several years, however, some of the costs of constructing new large transmission facilities have been “socialized” across PJM without a direct relationship between the costs assigned to and benefits received by particular PJM members. To date, the additional costs charged to DP&L for new large transmission approved projects have not been material. Over time, as more new transmission projects are constructed and if the allocation method is not changed, the annual costs could become material. DP&L is recovering the Ohio retail jurisdictional share of these allocated costs from its retail customers through the transmission rider. To the extent that any costs in the future are material and we are unable to recover them from our customers, such costs could have a material adverse effect on our results of operations, financial condition and cash flows.

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
From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively affected. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. It is possible that our ability to raise capital on favorable terms, or at all, could be adversely affected by future market conditions, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which could reduce our profitability. See Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements for information regarding indebtedness. See also Item 7A - Quantitative and Qualitative Disclosure about Market Risk for information related to market risks.

Our transmission and distribution system is subject to operational, reliability and capacity risks.
The ongoing reliable performance of our transmission and distribution system is subject to risks due to, among other things, weather damage, intentional or unintentional damage, equipment or process failure, catastrophic events, such as fires and/or explosions, facility outages, labor disputes, accidents or injuries, operator error or inoperability of key infrastructure internal or external to us and events occurring on third party systems that interconnect to and affect our system. The failure of our transmission and distribution system to fully operate and deliver the energy demanded by customers could have a material adverse effect on our results of operations, financial condition and cash flows, and if such failures occur frequently and/or for extended periods of time, could result in adverse regulatory action. In addition, the advent and quick adoption of new products and services that require increased levels of electrical energy cannot be predicted and could result in insufficient transmission and distribution system capacity. Also, as a result of the above risks and other potential risks and hazards associated with transmission and distribution operations, we may from time to time become exposed to significant liabilities for which we may not have adequate insurance coverage. We maintain an amount of insurance protection that we believe is adequate, but there can be no assurance that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. Further, any increased costs or adverse changes in the insurance markets may cause delays or inability in maintaining insurance coverage on terms similar to those presently available to us or at all. A successful claim for which we are not fully insured could have a material adverse effect on our results of operations, financial condition and cash flows.

Current and future conditions in the economy may adversely affect our customers, suppliers and other counterparties, which may adversely affect our results of operations, financial condition and cash flows.
Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. Slowing economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices, and other challenges currently affecting the general economy, have caused and may continue to cause some of our customers to experience deterioration of their businesses, cash flow shortages, and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in a normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Sustained downturns, recessions or a sluggish economy generally affect the markets in which we operate and negatively influence our energy operations. A contracting, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. For example, during economic downturns, our commercial and industrial customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. Some of our suppliers, customers, other counterparties and others with whom we transact business may also experience financial difficulties, which may impact their ability to fulfill their obligations to us or result in their declaring bankruptcy or similar insolvency-type proceedings. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. Reduced demand for our electric services, failure by our customers to timely remit full payment owed to us and supply delays or unavailability could have a material adverse effect on our results of operations, financial condition and cash flows. In particular, the projected economic growth and total employment in DP&L’s service territory are important to the realization of our forecasts for annual energy sales.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility, and a material change in market interest rates could adversely affect our results of operations, financial condition and cash flows.
As of December 31, 2018, the carrying value of DPL's debt was $1,475.9 million and the carrying value of DP&L's debt was $586.1 million. Of DP&L's indebtedness, there was $576.1 million of First Mortgage Bonds, tax-exempt bonds and a term loan outstanding as of December 31, 2018, which are each secured by the pledge of substantially all of the assets of DP&L under the terms of DP&L’s First & Refunding Mortgage. This level of indebtedness and related security could have important consequences, including:

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

If DP&L issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. For a further discussion of our outstanding debt obligations, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Requirements and Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements.

DP&L has variable rate debt that bears interest based on a prevailing rate that is reset based on a market index that can be affected by market demand, supply, market interest rates and other market conditions. We also maintain both cash on deposit and investments in cash equivalents from time to time that could be impacted by interest rate fluctuations. As such, any event which impacts market interest rates could have a material effect on our results of operations, financial condition and cash flows. In addition, rating agencies issue ratings on our credit and our debt that affect our borrowing costs under our financial arrangements and affect our potential pool of investors and funding sources. Credit ratings also govern the collateral provisions of certain of our contracts. If the rating agencies were to downgrade our credit ratings further, our borrowing costs would likely further increase, our potential pool of investors and funding resources could be reduced, and we could be required to post additional collateral under select contracts. These events would likely reduce our liquidity and profitability and could have a material adverse effect on our results of operations, financial condition and cash flows.

Economic conditions relating to the asset performance and interest rates of our pension and postemployment benefit plans could materially and adversely impact our results of operations, financial condition and cash flows.
Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and postemployment benefit plan assets compared to obligations under our pension and postemployment benefit plans. Further, the performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension and postemployment benefit plans. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postemployment benefit plan assets will increase the funding requirements under our pension and postemployment benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. We are responsible for funding any shortfall of our pension and postemployment benefit plans’ assets compared to obligations under the pension and postemployment benefit plans, and a significant increase in our pension liabilities could materially and adversely impact our results of operations, financial condition, and cash flows. We are subject to the Pension Protection Act of 2006, which requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans, at times, have increased and may increase in the future. In addition, our pension and postemployment benefit plan liabilities are sensitive to changes in interest rates. When interest rates decrease, the discounted liabilities increase benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements for the obligations related to the pension and other postemployment benefit plans. Declines in market values and increased funding requirements could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Further, from time to time our construction program may call for extensive expenditures for capital improvements and additions, including the installation of upgrades, improvements to transmission and distribution facilities, as well as other initiatives. As a result, we may engage contractors and enter into agreements to acquire necessary materials and/or obtain required construction related services. In addition, some contracts may provide for us to assume the risk of price escalation and availability of certain metals and key components. This could force us to enter into alternative arrangements at then-current market prices that may exceed our contractual prices and cause construction delays. It could also subject us to enforcement action by regulatory authorities to the extent that such a contractor failure resulted in a failure by DP&L to comply with requirements or expectations, particularly with regard to the cost of the project. If these events were to occur, we might incur losses or delays in completing construction.

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

We may be subject to material litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time which may require us to expend significant funds to address. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Asbestos and other regulated substances are, and may continue to be, present at our facilities, and we have been named as a defendant in asbestos litigation. The continued presence of asbestos and other regulated substances at these facilities could result in additional litigation being brought against us, which could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1 - Business - Competition and Regulation, Item 1 - Business - Environmental Matters, and Item 3 - Legal Proceedings for a summary of significant regulatory matters and legal proceedings involving us.

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

For example, the United States federal government recently enacted tax reform that, among other things, reduces U.S. federal corporate income tax rates, imposes limits on tax deductions for interest expense and changes the rules related to capital expenditure cost recovery. There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the newly enacted tax reform measure. Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the new law are determined, and as yet-to-be-released regulations and other guidance interpreting the new law are issued and finalized, our financial results could be materially impacted.

In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations. There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material adverse effect on our results of operations, financial condition and cash flows.

If we are unable to maintain a qualified and properly motivated workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows.
One of the challenges we face is to retain a skilled, efficient and cost-effective workforce while recruiting new talent to replace losses in knowledge and skills due to resignations, terminations or retirements. This undertaking could require us to make additional financial commitments and incur increased costs. If we are unable to successfully attract and retain an appropriately qualified workforce, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we have employee compensation plans that reward the performance of our employees. We seek to ensure that our compensation plans encourage acceptable levels for risk and high performance through pay mix, performance metrics and timing. We may not be able to successfully train new personnel as current workers with significant knowledge and expertise retire. We also may be unable to staff our business with qualified personnel in the event of significant absenteeism related to a pandemic illness. Excessive risk-taking by our employees to achieve performance targets, through mitigated by policies and procedures, could result in events that have a material adverse effect on our results of operations, financial condition and cash flows.

We are subject to collective bargaining agreements that could adversely affect our business, results of operations, financial condition and cash flows.
We are subject to collective bargaining agreements with employees who are members of a union. Over half of our employees are represented by a collective bargaining agreement that expires on October 31, 2020. While we believe that we maintain a satisfactory relationship with our employees, it is possible that labor disruptions affecting some or all of our operations could occur during the period of the collective bargaining agreement or at the expiration of the collective bargaining agreement before a new agreement is negotiated. Work stoppages by, or poor relations or ineffective negotiations with, our employees or other workforce issues could have a material adverse effect on our results of operations, financial condition and cash flows.

Potential security breaches (including cybersecurity breaches) and terrorism risks could adversely affect our businesses.
We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies, and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by the NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks, and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could have a material adverse effect on our results of operations, financial condition and cash flows.

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
DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the operating activities of its subsidiaries, principally DP&L. As such, DPL’s cash flow is largely dependent on the operating cash flows of DP&L and its ability to pay cash to DPL. See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity for a discussion of these restrictions. See Note 7 – Long-term debt of Notes to DPL's Consolidated

Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements for information regarding indebtedness. In addition, DP&L is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of DP&L to distribute, loan or advance cash to DPL pursuant to these broad powers. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for more information the regulatory environment. As part of the PUCO’s approval of the Merger, DP&L agreed to maintain certain capital structure levels. See Note 10 – Equity of Notes to DPL's Consolidated Financial Statements and Note 10 – Equity of Notes to DP&L's Financial Statements for information related to these capital structure levels and restrictions on DP&L's equity and its ability to declare and pay dividends to DPL. While we do not expect any of the foregoing to significantly affect DP&L’s ability to pay funds to DPL in the near future, a significant limitation on DP&L’s ability to pay dividends or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows. In addition, as a result of any non-compliance with PUCO requirements, the PUCO could impose additional restrictions on DP&L operations that could have a material adverse effect on our results of operations, financial condition and cash flows.

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
Long-lived assets are amortized or depreciated over their estimated useful lives. Long-lived assets are evaluated for impairment only when impairment indicators are present. The recoverability assessment of long-lived assets requires making estimates and assumptions to determine fair value, as described above. See Note 17 – Fixed-asset impairments or Notes to DPL's Consolidated Financial Statements for more information on the impairment of fixed assets.

Item 1B – Unresolved Staff Comments
None.

Item 2 – Properties
Information relating to our properties is contained in Note 4 – Property, Plant and Equipment of Notes to DPL's Consolidated Financial Statements and Note 4 – Property, Plant and Equipment of Notes to DP&L's Financial Statements.

Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio. This facility and the remainder of our material properties are owned directly by DP&L or AES Ohio Generation. These properties include our distribution service center in Dayton, Ohio, various substations and other transmission and distribution equipment and property.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017. See Note 14 – Generation Separation of Notes to DP&L's Financial Statements.

Item 3 – Legal Proceedings

DPL and DP&L are involved in certain claims, suits and legal proceedings in the normal course of business. DPL and DP&L have accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. DPL and DP&L believe, based upon information they currently possess and considering established reserves for estimated liabilities and insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on their financial statements. It is reasonably possible, however, that some matters could be decided unfavorably and could require DPL or DP&L to pay damages or make expenditures in amounts that could be material but cannot be estimated as of December 31, 2018.

The following additional information is incorporated by reference into this Item: information about the legal proceedings contained in Item 1 - Business - Competition and Regulation and Item 1 - Business - Environmental Matters.

Item 4 – Mine Safety Disclosures
Not applicable.

PART II

Item 5 – Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
All of the outstanding common stock of DPL is owned indirectly by AES and directly by a wholly-owned subsidiary of AES. As a result, DPL’s stock is not listed for trading on any stock exchange. DP&L’s common stock is held solely by DPL and, as a result, is not listed for trading on any stock exchange.

Dividends and return of capital
During the years ended December 31, 2018, 2017 and 2016, DPL paid no dividends to AES. DP&L declares and pays dividends on its common shares to its parent DPL from time to time as declared by the DP&L board. Return of capital payments and dividends on common shares in the amounts of $43.8 million, $39.0 million and $70.0 million were declared and paid in the years ended December 31, 2018, 2017 and 2016, respectively. DP&L declared and paid dividends on preferred shares of $0.7 million in the year ended December 31, 2016.

DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2018, DPL’s leverage ratio was at 1.47 to 1.00 and DPL’s senior long-term debt rating from a major credit rating agency was below investment grade. As a result, as of December 31, 2018, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L's 2017 ESP also contains restrictions on dividend or tax sharing payments from DPL to AES. See Note 10 – Equity for more information and Note 8 – Income Taxes for more information about the tax sharing payment restrictions.

On October 13, 2016 (the "Redemption Date"), DPL's subsidiary, DP&L redeemed all of its issued and outstanding preferred stock. See Note 10 – Equity of Notes to DPL's Consolidated Financial Statements for more information and Note 10 – Equity of Notes to DP&L's Financial Statements.

Item 6 – Selected Financial Data
The following table presents our selected financial data which should be read in conjunction with DPL's audited Consolidated Financial Statements and the related Notes thereto, DP&L's audited Financial Statements and the related Notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Results of Operations” discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses significant fluctuations in operating data. DPL’s common stock is wholly-owned by an indirect subsidiary of AES and therefore DPL does not report earnings or dividends on a per-share basis. Other information that management believes is important in understanding trends in our business is also included in this table. The total electric sales and Statements of Operations Data for DPL for 2014 and 2015 and the Balance Sheet Data for DPL for 2014 - 2016 are not comparable to the total electric sales and Statements of Operations Data for 2016 - 2018 and the Balance Sheet Data for 2017 and 2018, respectively, as these periods have not been adjusted to reflect the reclassification of the generation business, excluding Conesville, as a discontinued operation. The Statements of Operations Data for DP&L for 2014 and the total electric sales and Balance Sheet Data for DP&L for 2014 - 2015 are not comparable to the Statements of Operations Data for 2015 - 2018 and the total electric sales and Balance Sheet Data for 2016 - 2018, respectively, as these periods have not been adjusted to reflect the Generation Separation and its reclassification as a discontinued operation.

DPL
	Years ended December 31,
$ in millions except per share amounts or as indicated	2018	2017	2016	2015	2014
Total electric sales (millions of kWh)	15,728	14,679	15,406	20,756	19,060
Statements of Operations Data
Revenues	$775.9	$743.9	$834.2	$1,612.8	$1,716.5
Goodwill impairment (a)	$—	$—	$—	$317.0	$—
Fixed-asset impairment (b)	$2.8	$—	$23.9	$—	$11.5
Operating income / (loss)	$135.5	$105.2	$119.0	$(109.9)	$230.7
Income / (loss) from continuing operations	$31.2	$(1.5)	$14.8	$(251.4)	$57.2
Income / (loss) from discontinued operations, net of tax	$38.9	$(93.1)	$(500.0)	$12.4	$(131.8)
Net income / (loss)	$70.1	$(94.6)	$(485.2)	$(239.0)	$(74.6)
Capital expenditures	$103.6	$121.5	$148.5	$137.2	$118.1

Balance Sheet Data (end of period):
Total assets	$1,883.1	$2,049.2	$2,419.2	$3,324.7	$3,559.1
Long-term debt (c)	$1,372.3	$1,700.2	$1,828.7	$1,420.5	$2,120.9
Redeemable preferred stock of subsidiary	$—	$—	$—	$18.4	$18.4
Total common shareholder's equity / (deficit)	$(471.7)	$(584.3)	$(587.6)	$(80.6)	$148.2

(a)	The goodwill impairment of $135.8 million in 2014 related to DPLER has been reclassified to discontinued operations.

(b)	Fixed-asset impairments of $175.8 million and $835.2 million in 2017 and 2016, respectively, have been reclassified to discontinued operations.

(c)	Excluded from this line are the current maturities of long-term debt.

DP&L
	Years ended December 31,
$ in millions except per share amounts or as indicated	2018	2017	2016	2015	2014
Total electric sales (millions of kWh)	15,194	14,401	15,008	26,394	28,634
Statements of Operations Data
Revenues	$738.7	$720.0	$808.0	$857.0	$1,668.3
Fixed-asset impairment (a)	$—	$—	$—	$—	$—
Operating income	$135.1	$122.1	$169.0	$222.2	$188.8
Income from continuing operations	$86.7	$57.4	$97.6	$130.0	$114.1
Loss from discontinued operations, net of tax	$—	$(40.4)	$(870.3)	$(23.6)	$—
Net income / (loss) attributable to common stock	$86.7	$17.0	$(773.4)	$105.5	$114.1
Capital expenditures	$93.1	$101.7	$128.3	$127.0	$114.2

Balance Sheet Data (end of period):
Total assets	$1,819.6	$1,695.9	$2,035.1	$3,359.6	$3,328.8
Long-term debt (b)	$581.5	$642.0	$731.5	$313.6	$868.2
Redeemable preferred stock	$—	$—	$—	$22.9	$22.9
Total common shareholder's equity	$445.3	$330.7	$362.3	$1,212.7	$1,143.4

Number of shareholders - preferred stock	—	—	—	180	186

(a)	Fixed-asset impairment of $1,353.5 million in 2016 has been reclassified to discontinued operations.

(b)	Excluded from this line are the current maturities of long-term debt.

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

EXECUTIVE SUMMARY

DPL

DPL's income / (loss) from continuing operations before income tax for the year ended December 31, 2018 improved by $38.4 million, or 591%, from a pre-tax loss of $6.5 million for the year ended December 31, 2017 to pre-tax income of $31.9 million for the year ended December 31, 2018, primarily due to factors including, but not limited to:

$ in millions	2018 vs. 2017
Favorable impact of DMR rider following 2017 ESP	$28.0
Higher rates from DRO	9.9
Higher retail revenue volumes driven by favorable weather	31.9
Lower interest expense due to debt payments made in 2017 and 2018	12.0
Decrease due to higher purchased power volumes, driven by higher retail demand	(25.7)
Loss on transfer of Beckjord facility	(11.7)
Other	(6.0)
Net change in income / (loss) from continuing operations before income tax	$38.4

DPL's income / (loss) from continuing operations before income tax for the year ended December 31, 2017 declined by $18.9 million, or 152%, from pre-tax income of $12.4 million for the year ended December 31, 2016 to a pre-tax loss of $6.5 million for the year ended December 31, 2017, primarily due to factors including, but not limited to:

$ in millions	2017 vs. 2016
Decrease from reverting to ESP 1 rates in September 2016, partially offset by the implementation of the DMR in November 2017	$(22.0)
Lower retail revenue volumes driven by unfavorable weather	(28.4)
Increase due to lower purchased power volumes, driven by lower retail demand	6.7
Fixed asset impairment recorded in 2016 on Conesville facility	23.9
Other	0.9
Net change in income / (loss) from continuing operations before income tax	$(18.9)

DP&L

DP&L's income from continuing operations before income tax for the year ended December 31, 2018 improved by $15.9 million, or 18%, from pre-tax income of $88.5 million for the year ended December 31, 2017 to pre-tax income of $104.4 million for the year ended December 31, 2018, primarily due to factors including, but not limited to:

$ in millions	2018 vs. 2017
Favorable impact of DMR rider following 2017 ESP	$28.0
Higher rates from DRO	9.9
Higher retail revenue volumes driven by favorable weather	31.7
Decrease due to higher purchased power volumes, driven by higher retail demand	(24.6)
Loss on transfer of Beckjord facility	(12.4)
Increase in legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	(8.1)
Increase in insurance and claims costs	(4.0)
Other	(4.6)
Net change in income from continuing operations before income tax	$15.9

DP&L's income from continuing operations before income tax for the year ended December 31, 2017 declined $55.1 million, or 38%, from pre-tax income of $143.6 million for the year ended December 31, 2016 to a pre-tax income of $88.5 million for the year ended December 31, 2017 primarily due to factors including, but not limited to:

$ in millions	2017 vs. 2016
Decrease from reverting to ESP 1 rates in September 2016, partially offset by the implementation of the DMR in November 2017	$(22.0)
Lower retail revenue volumes driven by unfavorable weather	(28.5)
Increase in General taxes driven by higher property taxes	(8.3)
Lower purchased power volumes, driven by lower retail demand	7.9
Other	(4.2)
Net change in income from continuing operations before income tax	$(55.1)

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Statement of Operations Highlights – DPL

	Years ended December 31,
$ in millions	2018	2017	2016
Revenues:
Retail	$656.9	$641.5	$738.5
Wholesale	52.0	31.9	27.1
RTO revenue	43.2	47.4	46.5
RTO capacity revenues	14.4	12.1	11.0
Other revenues	9.4	11.0	11.1
Total revenues	775.9	743.9	834.2
Cost of revenues:
Net fuel cost	17.5	9.0	17.4
Purchased power:
Purchased power	244.9	231.4	258.1
RTO charges	57.8	57.5	59.7
RTO capacity charges	2.3	2.1	1.3
Net purchased power cost	305.0	291.0	319.1

Total cost of revenues	322.5	300.0	336.5

Gross margin	453.4	443.9	497.7

Operating expenses:
Operation and maintenance	156.8	186.1	213.5
Depreciation and amortization	73.1	76.1	73.6
General taxes	73.5	77.1	68.4
Fixed-asset impairment	2.8	—	23.9
Gain on asset disposal	—	(0.6)	(0.7)
Loss on disposal of business (Note 16)	11.7	—	—
Total operating expenses	317.9	338.7	378.7

Operating income	135.5	105.2	119.0

Other expense, net
Interest expense	(98.0)	(110.0)	(107.4)
Charge for early redemption of debt	(6.5)	(3.3)	(3.1)
Other income	0.9	1.6	3.9
Other expense, net	(103.6)	(111.7)	(106.6)

Income / (loss) from continuing operations before income tax (a)	$31.9	$(6.5)	$12.4

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

Degree-days

	Years ended December 31,
	2018	2017	2016
Heating degree-days (a)	5,547	4,805	5,034
Cooling degree-days (a)	1,341	890	1,213

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

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL
	Years ended December 31,
	2018	2017	2016
Retail electric sales (b)	14,439	13,863	14,499
Wholesale electric sales (c)	1,289	816	907
Total electric sales	15,728	14,679	15,406

Billed electric customers (end of period)	525,166	521,609	519,128

(a)	Electric sales are presented in millions of KWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 3,977 KWh, 3,684 KWh and 3,856 KWh for the years ended December 31, 2018, 2017 and 2016, respectively.

(c)	Included within DPL wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC and the generation output of Conesville.

During the year ended December 31, 2018, Revenues increased $32.0 million to $775.9 million from $743.9 million in the same period of the prior year. This increase was a result of:

$ in millions	2018 vs. 2017
Retail
Rate
Decrease in energy efficiency and USF revenue rate riders	$(46.6)
Decrease in competitive bid revenue rate rider	(12.5)
Increase due to implementation of the DMR in November 2017	28.0
Increase due to DRO	9.9
Other	4.7
Net change in retail rate	(16.5)

Volume
Increase due to favorable weather, as shown above by the 51% increase in cooling degree-days and 15% increase in heating degree-days	31.9

Total retail change	15.4

Wholesale
Increase due to increased volumes sold by Conesville of 93% and higher wholesale prices and increased volumes for DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices	20.1

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(1.9)

Other
Other revenues	(1.6)

Net change in Revenues	$32.0

During the year ended December 31, 2017, Revenues decreased $90.3 million to $743.9 million from $834.2 million in the same period of the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Retail
Rate
Decrease in energy efficiency and USF revenue rate riders	$(29.6)
Decrease in competitive bid revenue rate rider	(22.0)
Decrease from reverting to ESP 1 rates in September 2016, offset by the implementation of the DMR in November 2017	(22.3)
Other	4.7
Net change in retail rate	(69.2)

Volume
Decrease due to unfavorable weather, as shown above by the 27% decrease in cooling degree-days and 5% decrease in heating degree-days	(28.4)

Other miscellaneous	0.6
Total retail change	(97.0)

Wholesale
Wholesale revenues
Increase due to higher wholesale prices for DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices, and an increase in the load served of other parties through their competitive bid process, partially offset by decreased volumes sold by Conesville of 30% and decreased wholesale volumes for OVEC	4.8

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	2.0

Other
Other revenues	(0.1)

Net change in Revenues	$(90.3)

DPL – Cost of Revenues
During the year ended December 31, 2018, Cost of revenues increased $22.5 million compared to the prior year. This increase was a result of:

$ in millions	2018 vs. 2017
Fuel
Net fuel costs
Increase due to higher internal generation at Conesville of 93%	$8.5

Net purchased power
Purchased power
Rate
Decrease due to lower rates in the competitive bid process	(12.2)
Volume
Increase due to higher competitive bid purchases due to increased DP&L retail demand	25.7
Total purchased power change	13.5

RTO charges	0.3
RTO capacity charges	0.2
Net change in purchased power	14.0

Net change in Cost of Revenues	$22.5

During the year ended December 31, 2017, Cost of revenues decreased $36.5 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Fuel
Net fuel costs
Decrease due to fuel costs deferred in 2015 being collected in 2016, and decreased internal generation at Conesville of 30%	$(8.4)

Net purchased power
Purchased power
Rate
Decrease due to lower rates in the competitive bid process	(20.0)
Volume
Decrease due to fewer competitive bid purchases due to decreased DP&L retail demand	(6.7)
Total purchased power change	(26.7)
RTO charges
Decrease due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within DP&L's network, which are incurred and charged to customers in the transmission rider	(2.2)
RTO capacity charges	0.8
Net change in purchased power	(28.1)

Net change in Cost of Revenues	$(36.5)

DPL - Operation and Maintenance
During the year ended December 31, 2018, Operation and Maintenance expense decreased $29.3 million compared to the prior year. This decrease was a result of:

$ in millions	2018 vs. 2017
Decrease in alternative energy and energy efficiency programs (a)	$(34.2)
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	(8.5)
Decrease due to higher severance expense in the prior year mostly due to AES restructuring activities	(2.6)
Decrease in group insurance expense associated with participation in the AES self-insurance plan	(2.2)
Increase in amortization of previously deferred regulatory costs, including rate case costs, certain transmission costs, and various costs collected under the regulatory compliance rider (a)	10.8
Increase in legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	7.3
Increase in maintenance of overhead transmission and distribution lines	2.6
Other, net	(2.5)
Net change in Operations and Maintenance expense	$(29.3)

(a)	There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

During the year ended December 31, 2017, Operation and Maintenance expense decreased $27.4 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(24.0)
Decrease in alternative energy and energy efficiency programs (a)	(6.6)
Increase in group insurance expense associated with participation in the AES self-insurance plan	3.3
Increase in legal and other consulting costs	2.9
Other, net	(3.0)
Net change in Operation and Maintenance expense	$(27.4)

(a)	There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DPL – Depreciation and Amortization
During the year ended December 31, 2018, Depreciation and amortization expense decreased $3.0 million compared to the prior year. The decrease was primarily due to a credit recorded in the fourth quarter of 2018 related to the reduction of ARO assets for Conesville. The ARO assets were previously fully impaired.

During the year ended December 31, 2017, Depreciation and amortization expense increased $2.5 million compared to the prior year. The increase was primarily due to additional investments in transmission and distribution fixed assets.

DPL – General Taxes
During the year ended December 31, 2018, General taxes decreased $3.6 million compared to the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018 and the unfavorable true-up of $1.1 million in 2017 for the 2016 Ohio property taxes.

During the year ended December 31, 2017, General taxes increased $8.7 million compared to the prior year. The increase was primarily the result of an increase of $3.8 million in Ohio property tax expense driven by higher tax rates and higher property values, against lower expense in 2016 due to a $2.4 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, an unfavorable true-up of $1.1 million in 2017 for the 2016 Ohio property tax accrual to reflect actual payments made in 2017 and a $1.4 million increase in other general taxes.

DPL – Fixed-asset Impairments
During the year ended December 31, 2018, DPL recorded an impairment of fixed assets of $2.8 million for Conesville, as it was determined that its carrying amount was not recoverable.

During the year ended December 31, 2016, DPL recorded an impairment of fixed assets of $23.9 million. In the fourth quarter of 2016, DPL performed a long-lived asset impairment analysis for Conesville and determined that its carrying amount was not recoverable.

DPL – Loss on Disposal of Business
During the year ended December 31, 2018, DPL recorded a loss on disposal of business of $11.7 million due to the loss on the transfer of business interests in the Beckjord facility.

DPL – Interest Expense
During the year ended December 31, 2018, Interest expense decreased $12.0 million compared to the prior year. The decrease was primarily the result of debt repayments at DPL and DP&L in 2017 and 2018.

During the year ended December 31, 2017, Interest expense increased $2.6 million compared to the prior year primarily due to higher interest rates. On August 24, 2016, DP&L refinanced its 1.875% First Mortgage Bonds Due 2016, with a variable rate Term Loan B of $445.0 million maturing on August 24, 2022. The variable rate on the loan is calculated based on LIBOR plus a spread of 3.25%, with a LIBOR floor of 0.75%.

DPL – Charge for Early Redemption of Debt
During the year ended December 31, 2018, DPL recorded a charge for early redemption of debt of $6.5 million primarily due to the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption, in April 2018, of the DPL 6.75% Senior Notes due 2019.

During the year ended December 31, 2017, DPL recorded a charge for early redemption of debt of
$3.3 million primarily due to the early redemption of the 4.8% Tax-exempt First Mortgage Bonds due 2036.

During the year ended December 31, 2016, DPL recorded a charge for early redemption of debt of $3.1 million primarily due to the February 2016 make-whole premium of $2.4 million associated with the early retirement of $73.0 million of the 6.5% Senior Notes due in 2016.

DPL – Income Tax Expense
Income tax benefit of $5.0 million in 2017 changed to expense of $0.7 million in 2018. This change was primarily driven by the increase in Income / (loss) from continuing operations before income tax in the current year, partially offset by the decrease in federal tax rate from 35% to 21% and tax benefits associated with the amortization of the impact of the lower income tax rate resulting from the TCJA on our deferred tax balances.

Income tax benefit increased $2.6 million from $2.4 million in 2016 to $5.0 million in 2017. This increase was primarily due to a pre-tax loss in 2017 compared to pre-tax income in 2016 and the one-time re-measurement of deferred tax expense related to the recent enactment of the TCJA.

DPL - Discontinued Operations
During the years ended December 31, 2018, 2017 and 2016, DPL recorded income / (loss) from discontinued operations (net of tax) of $38.9 million, $(93.1) million and $(500.0) million, respectively. This income / (loss) relates to the generation components of Stuart, Killen, Miami Fort, Zimmer, and the Peaker assets, which were disposed of either by sale or retirement within the last year. See Note 15 – Discontinued Operations in the Notes to DPL's Consolidated Financial Statements.

RESULTS OF OPERATIONS BY SEGMENT – DPL Inc.

Beginning with the second quarter of 2018, DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements. AES Ohio Generation now only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the threshold to be a separate reportable operating segment. Because of this, DPL now manages its business through only one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The Utility segment is discussed further below:

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 525,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and the Hutchings EGU, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

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

See Note 13 – Business Segments of Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2018	2017	2016
Utility	$104.4	$88.5	$143.0
Other	(72.5)	(95.0)	(130.6)
Income / (loss) from continuing operations before income tax	$31.9	$(6.5)	$12.4

Statement of Operations Highlights - DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of DP&L, which are included in Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (Statement of Operations Highlights - DP&L) of this Form 10-K.

RESULTS OF OPERATIONS – DP&L

Statement of Operations Highlights – DP&L

	Years ended December 31,
$ in millions	2018	2017	2016
Revenues:
Retail	$657.9	$642.6	$739.8
Wholesale	29.9	23.6	16.1
RTO revenue	43.1	47.2	45.7
RTO capacity revenues	7.8	6.6	6.4
Total revenues	738.7	720.0	808.0
Cost of revenues:
Net fuel cost	2.4	0.5	5.3
Purchased power:
Purchased power	243.5	230.6	258.3
RTO charges	55.6	57.2	58.6
RTO capacity charges	2.2	2.0	(0.2)
Net purchased power cost	301.3	289.8	316.7
Total cost of revenues	303.7	290.3	322.0

Gross margin	435.0	429.7	486.0

Operating expenses:
Operation and maintenance	139.7	156.5	178.4
Depreciation and amortization	74.5	75.3	71.0
General taxes	73.1	76.3	68.0
Loss / (gain) on asset disposal	0.2	(0.5)	(0.4)
Loss on disposal of business (Note 15)	12.4	—	—
Total operating expenses	299.9	307.6	317.0

Operating income	135.1	122.1	169.0

Other expense, net
Interest expense	(27.3)	(30.5)	(24.7)
Charge for early redemption of debt	(0.6)	(1.1)	(0.5)
Other income	(2.8)	(2.0)	(0.2)
Total other expense, net	(30.7)	(33.6)	(25.4)

Income from continuing operations before income tax (a)	$104.4	$88.5	$143.6

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

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DP&L
	Years ended December 31,
	2018	2017	2016
Retail electric sales (b)	14,439	13,863	14,499
Wholesale electric sales (c)	755	538	509
Total electric sales	15,194	14,401	15,008

Billed electric customers (end of period)	525,166	521,609	519,128

(a)	Electric sales are presented in millions of KWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 3,977 KWh, 3,684 KWh and 3,856 KWh for the years ended December 31, 2018, 2017 and 2016, respectively.

(c)	Included within wholesale electric sales is DP&L's 4.9% share of the generation output of OVEC.

DP&L – Revenues
During the year ended December 31, 2018, Revenues increased $18.7 million to $738.7 million from $720.0 million in the same period of the prior year. This increase was a result of:

$ in millions	2018 vs. 2017
Retail
Rate
Decrease in energy efficiency and USF revenue rate riders	$(46.6)
Decrease in competitive bid revenue rate rider	(12.5)
Increase due to implementation of the DMR in November 2017	28.0
Increase due to DRO	9.9
Other	4.7
Net change in retail rate	(16.5)

Volume
Increase due to favorable weather, as shown by the 51% increase in cooling degree-days and 15% increase in heating degree-days	31.7

Other miscellaneous	0.1
Total retail change	15.3

Wholesale
Wholesale revenues
Increase due to higher wholesale prices and increased volumes for DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices	6.3

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	(2.9)

Net change in Revenues	$18.7

During the year ended December 31, 2017, Revenues decreased $88.0 million to $720.0 million from $808.0 million in the same period of the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Retail
Rate
Decrease in energy efficiency and USF revenue rate riders	$(29.6)
Decrease in competitive bid revenue rate rider	(22.0)
Decrease from reverting to ESP 1 rates in September 2016, offset by the implementation of the DMR in November 2017	(22.3)
Other	4.6
Net change in retail rate	(69.3)

Volume
Decrease due to unfavorable weather, as shown by the 27% decrease in cooling degree-days and 5% decrease in heating degree-days	(28.5)

Other miscellaneous	0.6
Total retail change	(97.2)

Wholesale
Wholesale revenues
Increase due to higher wholesale prices for DP&L's 4.9% share of the generation output of OVEC, which is sold into PJM at market prices, and an increase in the load served of other parties through their competitive bid process, partially offset by decreased wholesale volumes for OVEC	7.5

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	1.7

Net change in Revenues	$(88.0)

DP&L – Cost of Revenues
During the year ended December 31, 2018, Cost of revenues increased $13.4 million compared to the prior year. This increase was a result of:

$ in millions	2018 vs. 2017
Fuel
Net fuel costs	$1.9

Net purchased power
Purchased power
Rate
Decrease due to lower rates in the competitive bid process	(11.7)
Volume
Increase due to higher competitive bid purchases due to increased DP&L retail demand	24.6
Total purchased power change	12.9

RTO charges	(1.6)
RTO capacity charges	0.2
Net change in purchased power	11.5

Net change in Cost of Revenues	$13.4

During the year ended December 31, 2017, Cost of revenues decreased $31.7 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Fuel
Net fuel costs
Decrease due to fuel costs deferred in 2015, being collected in 2016	$(4.8)

Net purchased power
Purchased power
Rate
Decrease due to lower rates in the competitive bid process	(19.8)
Volume
Decrease due to fewer competitive bid purchases due to decreased DP&L retail demand	(7.9)
Total purchased power change	(27.7)
RTO charges
Decrease due to lower transmission and congestion charges. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within DP&L's network, which are incurred and charged to customers in the transmission rider	(1.4)
RTO capacity charges	2.2
Net change in purchased power	(26.9)

Net change in Cost of Revenues	$(31.7)

DP&L - Operation and Maintenance
During the year ended December 31, 2018, Operation and Maintenance expense decreased $16.8 million compared to the prior year. This decrease was a result of:

$ in millions	2018 vs. 2017
Decrease in alternative energy and energy efficiency programs (a)	$(34.2)
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	(8.5)
Decrease due to higher severance expense in the prior year mostly due to AES restructuring activities	(2.6)
Increase in amortization of previously deferred regulatory costs, including rate case costs, certain transmission costs, and various costs collected under the regulatory compliance rider (a)	10.8
Increase in legal and other consulting costs, including write-off of previously deferred rate case costs no longer deemed probable for recovery	8.1
Increase in insurance and claims costs	4.0
Increase in maintenance of overhead transmission and distribution lines	2.6
Other, net	3.0
Net change in Operations and Maintenance expense	$(16.8)

(a)	There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

During the year ended December 31, 2017, Operation and Maintenance expense decreased $21.9 million compared to the prior year. This decrease was a result of:

$ in millions	2017 vs. 2016
Decrease in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	$(24.0)
Decrease in alternative energy and energy efficiency programs (a)	(6.6)
Increase in legal and other consulting costs	4.5
Increase in group insurance expense associated with participation in the AES self-insurance plan	4.0
Other, net	0.2
Net change in Operation and Maintenance expense	$(21.9)

(a)	There is corresponding revenue associated with this program resulting in minimal impact to Net income.

DP&L – Depreciation and Amortization
During the year ended December 31, 2018, Depreciation and amortization expense decreased $0.8 million compared to the prior year.

During the year ended December 31, 2017, Depreciation and amortization expense increased $4.3 million compared to the prior year. This change was primarily due to additional investments in transmission and distribution fixed assets.

DP&L – General Taxes
During the year ended December 31, 2018, General taxes decreased $3.2 million compared to the prior year. The decrease was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

During the year ended December 31, 2017, General taxes increased $8.3 million. The increase was primarily the result of an increase of $3.8 million in Ohio property tax expense driven by higher tax rates and higher property values, against lower expense in 2016 due to a $2.4 million favorable true-up of the 2015 Ohio property tax accrual to reflect actual payments made in 2016, a 2017 unfavorable true-up of $1.1 million for the 2016 Ohio property tax accrual to reflect actual payments made in 2017 and a $1.0 million increase in other general taxes.

DP&L – Loss on Disposal of Business
During the year ended December 31, 2018, DP&L recorded a Loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Interest Expense
During the year ended December 31, 2018, interest expense decreased $3.2 million compared to the prior year. The decrease was primarily the result of debt repayments at DP&L in 2017 and 2018.

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

DP&L – Charge for Early Redemption of Debt
During the year ended December 31, 2018, DP&L recorded a charge for early redemption of debt of $0.6 million.

During the year ended December 31, 2017, DP&L recorded a charge for early redemption of debt of
$1.1 million primarily due to the early redemption of the 4.8% Tax-exempt First Mortgage Bonds due 2036.

During the year ended December 31, 2016, DP&L recorded a charge for early redemption of debt of
$0.5 million.

DP&L – Income Tax Expense
During the year ended December 31, 2018, Income tax expense decreased $13.4 million from $31.1 million in 2017 to $17.7 million in 2018 primarily due to the decrease in the federal corporate income tax rate to 21% from 35% as a result of the passage of the TCJA and the amortization of excess deferred taxes resulting from the TCJA, partially offset by higher pre-tax income in the current year versus the prior year.

During the year ended December 31, 2017, Income tax expense decreased $14.9 million from $46.0 million in 2016 to $31.1 million in 2017 primarily due to a decrease in pre-tax income in the current year, a decrease in the depreciation of AFUDC Equity, and a tax reserve that was recorded in the prior year. Partially offsetting the decrease was a prior year deferred tax adjustment that was not required in the current year.

DP&L - Discontinued Operations
During the years ended December 31, 2017 and 2016, DP&L recorded losses from discontinued operations (net of tax) of $40.4 million and $870.3 million, respectively. These losses relate to the discontinued DP&L Generation segment, which was transferred to AES Ohio Generation through Generation Separation on October 1, 2017. See Note 14 – Generation Separation in Notes to DP&L's Financial Statements.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, we expect that our financial results will no longer be driven by retail demand and weather but will be impacted by customer growth within our service territory. See further discussion on these changes in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	regulatory outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulations;

•	timely recovery of transmission and distribution expenditures; and

•	exiting generation assets currently owned by AES Ohio Generation.

Operational
As part of our announced plan to exit our generation businesses, on May 31, 2018, we retired the Stuart and Killen EGUs. In addition, we closed on a sale of our Peaker assets in March 2018. See Note 15 - Discontinued Operations in the Notes to DPL's Consolidated Financial Statements for additional information. In October 2018, AEP, the operator of the co-owned Conesville EGU, announced that Unit 4 would close by May 2020. For additional information on these events and DPL's coal fired facilities, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

Macroeconomic and Political

United States Tax Law Reform

In December 2017, the U.S. federal government enacted the TCJA. The legislation significantly revised the U.S. corporate income tax system by, among other things, lowering corporate income tax rates and introducing new limitations on interest expense deductions beginning in 2018. These changes will materially impact our effective tax rate in future periods. Specific provisions of the TCJA and their potential impacts on us are noted below. Our interpretation of the TCJA may change as the U.S. Treasury Department and the Internal Revenue Service issue additional guidance. Such changes may be material.
Lower Tax Rate - The corporate tax rate decreased from 35 percent to 21 percent beginning in 2018. In addition to deferred tax remeasurement impacts, the lower tax rate resulted in the recognition, at December 31, 2017, of a regulatory liability at DP&L. The regulatory liability reflects deferred taxes that will flow back to ratepayers over time. For further details, see “Deferred income taxes payable through rates” of Note 3 – Regulatory Matters and Note 8 – Income Taxes of Notes to DPL's Consolidated Financial Statements and "Deferred income taxes payable through rates” of Note 3 – Regulatory Matters and Note 8 – Income Taxes of Notes to DP&L's Financial Statements.
SAB 118 - As further explained in Note 8 – Income Taxes of Notes to DPL's Consolidated Financial Statements and Note 8 – Income Taxes of Notes to DP&L's Financial Statements, we have concluded our analysis of the implementation impacts of the TCJA and included adjustments to our previous estimates in accordance with the guidance of SAB 118.
Limitation on Interest Expense Deductions - The TCJA introduced a new limitation on the deductibility of net interest expense beginning January 1, 2018. The deduction is limited to interest income, plus 30 percent of tax basis EBITDA through 2021 (30 percent of EBIT beginning January 1, 2022). This determination is made at the consolidated group level. The limitation does not apply to interest expense attributable to regulated utility property. The U.S. Treasury Department and Internal Revenue Service have released proposed regulations to clarify how the exception will apply to regulated utility holding companies. These proposed regulations are prospective; we have not adopted them for 2018.
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
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the ESP, DPL will not make tax sharing payments and if our rates are reduced as a result of the TCJA, DPL's cash flows could be adversely affected. See Note 8 – Income Taxes of Notes to DPL's Consolidated Financial Statements and Note 8 – Income Taxes of Notes to DP&L's Financial Statements for more information.

LIBOR Phase Out

In July 2017, the U.K. Financial Conduct Authority announced the phase out of LIBOR by the end of 2021. The Alternative Reference Rate Committee within the Federal Reserve is responsible for the transition from LIBOR to a new benchmark replacement rate. While we maintain financial instruments that use LIBOR as an interest rate benchmark, the full impact of the phase out is uncertain until a new replacement benchmark is determined and implementation plans are more fully developed.

Regulatory Environment
For a comprehensive discussion of the market structure and regulation of DPL and DP&L, see Part I, Item 1 - Business – Competition and Regulation.

In December 2018, DP&L filed a Distribution Modernization Plan (“DMP”) with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s DMP: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics, and 8) Grid Modernization R&D.

On January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The request was made pursuant to the PUCO’s October 20, 2017 ESP order, which approved the DMR and had the option for DP&L to file for a two-year extension. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. To that end, DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

For more information regarding DP&L's ESP, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and restricted cash for DPL and DP&L was $111.7 million and $66.2 million, respectively, at December 31, 2018. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of debt outstanding of $1,488.4 million and $593.8 million, respectively, at December 31, 2018.

Approximately $103.6 million of DPL's debt and $4.6 million of DP&L's debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

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

DP&L must first seek approval from the PUCO to issue new stocks, bonds, notes, and other evidences of indebtedness. Annually, DP&L must receive authority to issue and assume liability on short-term debt, not to exceed 12 months, pursuant to Section 4905.401 of the Ohio Revised Code. DP&L received an order from the PUCO granting authority through December 31, 2019 to, among other things, issue up to $300.0 million in aggregate principal amount of short-term indebtedness. DP&L must also receive authority to issue and assume liability on long-term debt, in excess of 12 months, pursuant to Section 4905.40 of the Ohio Revised Code. DP&L last received approval in 2016 to, among other things, issue up to $455.0 million in aggregate principal amount of long-term indebtedness for a term not to exceed 30 years at an interest rate not to exceed 6.60%. DP&L also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. DP&L does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations. In 2019, DP&L filed for approval to, among other things, issue up to $425.0 million in aggregate principal amount of long-term indebtedness for a term not to exceed 40 years at an interest rate not to exceed 5.75%.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

DPL	Years ended December 31,
$ in millions	2018	2017	2016
Net cash provided by operating activities	$205.9	$131.7	$267.1
Net cash provided by / (used in) investing activities	129.9	(39.3)	(141.5)
Net cash used in financing activities	(250.5)	(149.6)	(167.1)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	1.5	27.5	15.8

Net increase / (decrease) in cash, cash equivalents and restricted cash	86.8	(29.7)	(25.7)
Balance at beginning of year	24.9	54.6	80.3
Cash, cash equivalents and restricted cash at end of year	$111.7	$24.9	$54.6

DPL – Net cash from operating activities

	For the years ended December 31,			$ change
$ in millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net income / (loss)	$70.1	$(94.6)	$(485.2)	$164.7	$390.6
Depreciation and amortization	55.7	110.5	137.9	(54.8)	(27.4)
Impairment expenses	2.8	175.8	859.0	(173.0)	(683.2)
Charge for early redemption of debt	6.5	3.3	3.1	3.2	0.2
Other adjustments to Net income / (loss)	2.0	(21.8)	(359.8)	23.8	338.0
Net income / (loss), adjusted for non-cash items	137.1	173.2	155.0	(36.1)	18.2
Net change in operating assets and liabilities	68.8	(41.5)	112.1	110.3	(153.6)
Net cash provided by operating activities	$205.9	$131.7	$267.1	$74.2	$(135.4)

Fiscal year 2018 versus 2017:
The net change in operating assets and liabilities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven by the following:

$ in millions	$ change
Increase from accrued taxes payable is primarily due to a prior year income tax benefit and current year income tax expense	$41.1
Increase from accounts receivable is primarily due to 2018 collections of PJM transmission enhancement settlement and remaining amounts due from partners in jointly-owned stations	27.6
Increase from accounts payable is primarily due to timing of payments and lower coal purchases in 2018	20.0
Increase from deferred regulatory costs, net, is primarily due to higher collections on regulatory assets and liabilities	14.5
Decrease from pension, retiree and other benefits relates to higher contributions and lower accruals of net periodic benefit costs in 2018	(8.1)
Increase from inventory primarily due to lower coal purchases in 2018	7.1
Other	8.1
Net change in cash from changes in operating assets and liabilities	$110.3

Fiscal year 2017 versus 2016:
The net change in operating assets and liabilities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by the following:

$ in millions	$ change
Decrease from accounts payable primarily due to timing of payments and spending patterns	$(51.4)
Decrease from accrued taxes payable primarily due to incurring current income tax expense in 2016 compared to a current tax benefit in 2017	(48.8)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(27.8)
Decrease from inventory primarily due to lower coal purchases in 2016	(24.3)
Other	(1.3)
Net change in cash from changes in operating assets and liabilities	$(153.6)

DPL – Net cash from investing activities
During the year ended December 31, 2018, net cash provided by investing activities primarily relates to proceeds from the sale of business of $234.9 million, primarily due to the sale of the Peaker assets, and proceeds of $10.6 million, related to the June transmission swap with Duke and AEP, partially offset by capital expenditures of $103.6 million and payment on the disposal of Beckjord of $14.5 million.

During the year ended December 31, 2017, net cash used in investing activities primarily relates to capital expenditures of $121.5 million, partially offset by insurance proceeds of $12.3 million, and $70.1 million of proceeds from the sale of the Miami Fort and Zimmer stations.

During the year ended December 31, 2016, net cash used in investing activities primarily relates to capital expenditures of $148.5 million, partially offset by $6.3 million of insurance proceeds.

DPL – Net cash from financing activities
During the year ended December 31, 2018, net cash used in financing activities primarily relates to the retirement of $240.5 million of long-term debt, and $10.0 million of net repayments on the revolving credit facilities during the year.

During the year ended December 31, 2017, net cash used in financing activities primarily relates to the retirement of $159.5 million of long-term debt, and $10.0 million of net borrowings on the revolving credit facilities during the year.

During the year ended December 31, 2016, net cash used in financing activities primarily relates to the retirement of $577.8 million of long-term debt, and the redemption of $23.5 million of preferred stock, partially offset by the issuance of new long-term debt of $442.8 million.

Cash Flow Analysis - DP&L:

DP&L	Years ended December 31,
$ in millions	2018	2017	2016
Net cash provided by operating activities	$195.8	$135.4	$237.2
Net cash used in investing activities	(96.9)	(89.5)	(121.6)
Net cash used in financing activities	(38.3)	(68.9)	(135.2)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	27.0	15.8

Net increase / (decrease) in cash, cash equivalents and restricted cash	60.6	4.0	(3.8)
Balance at beginning of year	5.6	1.6	5.4
Cash, cash equivalents, and restricted cash at end of year	$66.2	$5.6	$1.6

DP&L – Net cash from operating activities

	For the years ended December 31,			$ change
$ in millions	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
Net income / (loss)	$86.7	$17.0	$(772.7)	$69.7	$789.7
Depreciation and amortization	77.6	88.3	123.2	(10.7)	(34.9)
Impairment expenses	—	66.3	1,353.5	(66.3)	(1,287.2)
Other adjustments to Net income / (loss)	29.5	23.9	(481.3)	5.6	505.2
Net income / (loss), adjusted for non-cash items	193.8	195.5	222.7	(1.7)	(27.2)
Net change in operating assets and liabilities	2.0	(60.1)	14.5	62.1	(74.6)
Net cash provided by operating activities	$195.8	$135.4	$237.2	$60.4	$(101.8)
Fiscal year 2018 versus 2017:
The net change in operating assets and liabilities for the year ended December 31, 2018 compared to the year ended December 31, 2017 was driven by the following:

$ in millions	$ change
Increase from accounts payable is primarily due to timing of payments and less generation related payments, mostly related to coal purchases	$52.5
Increase from deferred regulatory costs, net, due to higher collections on regulatory assets and liabilities	14.5
Decrease from inventory primarily due to no longer having coal purchases in 2018	(10.6)
Other	5.7
Net change in cash from changes in operating assets and liabilities	$62.1

Fiscal year 2017 versus 2016:
The net change in operating assets and liabilities for the year ended December 31, 2017 compared to the year ended December 31, 2016 was driven by the following:

$ in millions	$ change
Decrease from accounts payable primarily due to timing of payments and spending patterns	$(63.3)
Decrease from deferred regulatory costs, net, due to lower collections on regulatory assets and liabilities	(27.8)
Increase from accounts receivable primarily due to timing of collections	22.9
Other	(6.4)
Net change in cash from changes in operating assets and liabilities	$(74.6)

DP&L – Net cash from investing activities

During the year ended December 31, 2018, net cash used in investing activities primarily relates to capital expenditures of $93.1 million and payment on the disposal of Beckjord of $14.5 million, partially offset by proceeds of $10.6 million related to the June transmission asset swap with Duke and AEP.

During the year ended December 31, 2017, net cash used in investing activities primarily relates to capital expenditures of $101.7 million, partially offset by insurance proceeds of $12.5 million.

During the year ended December 31, 2016, net cash used in investing activities primarily relates to capital expenditures of $128.3 million, partially offset by insurance proceeds of $6.1 million.

DP&L – Net cash from financing activities

During the year ended December 31, 2018, net cash used in financing activities primarily relates to the retirement of $64.5 million of long-term debt, returns of capital paid to parent of $43.8 million, and $10.0 million net repayments on revolving credit facilities during the year, partially offset by a $80.0 million capital contribution from DPL.

During the year ended December 31, 2017, net cash used in financing activities primarily relates to retirement of $104.5 million of long-term debt and dividends and return of capital paid to parent of $39.0 million, partially offset by a $70.0 million capital contribution from DPL.

During the year ended December 31, 2016, net cash used in financing activities primarily relates to the retirement of $445.3 million of long-term debt, $70.0 million in dividends paid on common stock to parent, related party repayments, net of related party borrowings, of $30.0 million, and redemption of $23.5 million of preferred stock, partially offset by the issuance of $442.8 million of new long-term debt.

Liquidity
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, potential margin requirements related to energy hedges, taxes and dividend payments. For 2019 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods. In addition, DP&L's 2017 ESP provides for a DMR, which will be used for debt obligations at DPL and DP&L. See Note 3 – Regulatory Matters for more information.

At December 31, 2018, DPL and DP&L have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2018
DPL	Revolving	July 2020	$205.0	$191.0

DP&L	Revolving	July 2020	175.0	173.9

			$380.0	$364.9

DP&L's revolving credit facility has a commitment of $175.0 million, with a $50.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million and extending the term of the facility from May 2018 to July 2020. At December 31, 2018, DP&L had nothing drawn under this facility and had one letter of credit in the amount of $1.1 million outstanding, with the remaining $173.9 million available to DP&L. Fees associated with this facility were not material during the years ended December 31, 2018, 2017 or 2016.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee and a limited recourse guarantee by AES Ohio Generation secured by assets of AES Ohio Generation. DPL further secured the credit facility through a leasehold mortgage on additional assets of AES Ohio Generation. The facility expires in July 2020; however, DPL's credit facility has a springing maturity feature providing that if, before July 1, 2019, DPL has not refinanced its senior unsecured bonds due October 2019 to have a maturity date that is at least six months later than July 31, 2020, then the maturity of this facility shall be July 1, 2019. At December 31, 2018, there were five letters of credit in the aggregate amount of $14.0 million outstanding under this facility, and nothing borrowed on the facility, with the remaining $191.0 million available to DPL. Fees associated with this facility were not material during the years ended December 31, 2018, 2017 or 2016.

Capital Requirements

Construction Additions

	Actual			Projected
$ in millions	2016	2017	2018	2019	2020	2021
DPL	$140	$108	$84	$143	$223	$262

DP&L	$88	$83	$82	$140	$221	$260

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental laws, rules and regulations, among other factors.

DPL is projecting to spend an estimated $628.0 million in capital projects for the period 2019 through 2021, which includes expected spending under DP&L's Distribution Modernization Plan ("DMP") filed with the PUCO in December 2018. DP&L's 2017 ESP also provided for a DMR to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for more information. On January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The request was made pursuant to the PUCO’s October 20, 2017 ESP order, which approved the DMR and had the option for DP&L to file for a two-year extension. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. To that end, DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

DP&L is subject to the mandatory reliability standards of NERC and Reliability First Corporation (RFC), one of the eight NERC regions, of which DP&L is a member. NERC has recently changed the definition of the Bulk Electric System to include 100 kV and above facilities, thus expanding the facilities to which the reliability standards apply. DP&L’s 138 kV facilities were previously not subject to these reliability standards. Accordingly, DP&L anticipates spending approximately $221.0 million within the next five years to reinforce its 138-kV system to comply with these new NERC standards. Our ability to complete capital projects and the reliability of future service will be affected by our financial condition, the availability of internal funds and the reasonable cost of external funds. We expect to finance our construction additions with a combination of cash on hand, short-term financing, long-term debt and cash flows from operations.

Debt Covenants
For information regarding our long-term debt covenants, see Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements.

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

If the rating agencies were to reduce our debt or credit ratings, our borrowing costs may increase, our potential pool of investors and funding resources may be reduced, and we may be required to post additional collateral under certain contracts. These events may have an adverse effect on our results of operations, financial condition and cash flows. In addition, any such reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. Non-investment grade companies may experience higher costs to issue new securities.

Off-Balance Sheet Arrangements

DPL – Guarantees
In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to these subsidiaries on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. During the year ended December 31, 2018, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At December 31, 2018, DPL had $23.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of AES Ohio Generation to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. We had no outstanding balance of obligations for commercial transactions covered by these guarantees at December 31, 2018. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Consolidated Balance Sheets was $0.9 million at December 31, 2017.

DP&L owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2018, DP&L could be responsible for the repayment of 4.9%, or $68.1 million, of a $1,389.6 million debt obligation comprised of both fixed and variable rate securities with maturities between 2019 and 2040. This would only happen if this electric generation company defaulted on its debt payments. At December 31, 2018, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2018, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,488.4	$103.6	$929.4	$423.0	$32.4
Interest payments	274.4	86.6	145.3	15.9	26.6
Pension and postretirement payments	264.6	27.8	54.7	53.6	128.5
Electricity purchase commitments	209.4	139.5	69.9	—	—
Purchase orders and other contractual obligations	40.2	11.4	14.8	14.0	—
Total contractual obligations	$2,277.0	$368.9	$1,214.1	$506.5	$187.5

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DP&L:
Long-term debt	$593.8	$4.6	$149.4	$423.0	$16.8
Interest payments	94.5	23.7	41.0	13.4	16.4
Pension and postretirement payments	264.6	27.8	54.7	53.6	128.5
Electricity purchase commitments	209.4	139.5	69.9	—	—
Purchase orders and other contractual obligations	39.8	11.3	14.7	13.8	—
Total contractual obligations	$1,202.1	$206.9	$329.7	$503.8	$161.7

Long-term debt:
DPL’s Long-term debt at December 31, 2018 consists of DPL’s unsecured notes, secured term loan and Capital Trust II securities, along with DP&L’s First Mortgage Bonds, tax-exempt First Mortgage Bonds and the Wright-

Patterson Air Force Base (WPAFB) note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

DP&L’s Long-term debt at December 31, 2018 consists of its First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 7 – Long-term debt of the Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of the Notes to DP&L's Financial Statements.

Interest payments:
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2018.

Pension and postretirement payments:
At December 31, 2018, DPL, through its principal subsidiary DP&L, had estimated future benefit payments as outlined in Note 9 – Benefit Plans of Notes to DPL's Consolidated Financial Statements and Note 9 – Benefit Plans of Notes to DP&L's Financial Statements. These estimated future benefit payments are projected through 2028. This amount also includes postretirement benefit costs.

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2018, DPL and DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. See Note 12 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 12 – Related Party Transactions of Notes to DP&L's Financial Statements for additional information on charges between related parties and amounts due to or from related parties.

Reserve for uncertain tax positions:
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $3.5 million at December 31, 2018, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

We evaluate our Regulatory assets to determine whether or not they are probable of recovery through future rates and make various assumptions in our analyses. The expectations of future recovery are generally based on orders issued by regulatory commissions or historical experience, as well as discussions with applicable regulatory authorities. If recovery of a regulatory asset is determined to be less than probable, it will be expensed in the period the assessment is made. We currently believe the recovery of our Regulatory assets is probable. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

AROs
In accordance with the provisions of GAAP relating to the accounting for AROs, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and allocated to expense over the useful life of the asset. These GAAP provisions also require that components of previously recorded depreciation related to the cost of removal of assets upon future retirement, whether legal AROs or not, must be removed from a company’s accumulated depreciation reserve and be reclassified as a regulatory liability. We make assumptions, estimates and judgments that affect the reported amounts of assets, liabilities and expenses as they relate to AROs. These assumptions and estimates are based on historical experience and assumptions that we believe to be reasonable at the time. See Note 4 – Property, Plant and Equipment of Notes to DPL's Consolidated Financial Statements and Note 4 – Property, Plant and Equipment of Notes to DP&L's Financial Statements for more information.

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

Pension and Postretirement Benefits
We account for and disclose pension and postemployment benefits in accordance with the provisions of GAAP relating to the accounting for pension and other postemployment plans. These GAAP provisions require the use of assumptions, such as the discount rate for liabilities and long-term rate of return on assets, in determining the obligations, annual cost, and funding requirements of the plans. See Note 9 – Benefit Plans of Notes to DPL's Consolidated Financial Statements and Note 9 – Benefit Plans of Notes to DP&L's Financial Statements for more information.

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

Recently Issued Accounting Pronouncements
A discussion of recently issued accounting pronouncements is in Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DPL's Consolidated Financial Statements and Note 1 – Overview and Summary of Significant Accounting Policies of Notes to DP&L's Financial Statements and such discussion is incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

LEGAL AND OTHER MATTERS

Discussions of legal and other matters are provided in Item 1 – Business "Environmental Matters", Item 1 – Business "Competition and Regulation" and Item 3 – Legal Proceedings. Such discussions are incorporated by reference in this Management's Discussion and Analysis of Financial Condition and Results of Operations and made a part hereof.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk
We are subject to certain market risks including, but not limited to, changes in commodity prices for electricity and fluctuations in interest rates. We use various market risk-sensitive instruments, including derivative contracts, primarily to limit our exposure to fluctuations in interest rates. Our U.S. Risk Management Committee (U.S. RMC), comprised of members of senior management, is responsible for establishing risk management policies and the monitoring and reporting of risk exposures related to our operations. The U.S. RMC meets on a regular basis with the objective of identifying, assessing and quantifying material risk issues and developing strategies to manage these risks.

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of

1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see Item 1A.-Risk Factors. Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our financial performance; and we may not be adequately hedged against our exposure to changes in interest rates.

Purchased power costs
DP&L conducts competitive bid auctions to purchase power for SSO service, as all of DP&L's SSO is sourced through the competitive bid auction.

As a result of DPL's exit from the majority of its coal-fired generation, changes in the prices of fuel and purchased power are not expected to have a material impact on our results of operations, financial position or cash flows.

Interest rate risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates, which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL and DP&L have both fixed-rate and variable rate long-term debt. On November 21, 2016, the DP&L $200.0 million variable-rate First Mortgage Bonds were hedged with floating for fixed interest rate swaps, reducing interest rate risk exposure for the term of the bonds. On January 1, 2018 the interest rate on these First Mortgage Bonds was adjusted and as a result the bonds are no longer fully hedged and are treated as variable. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements. At December 31, 2018, a 1% change in interest rates would result in an approximately $14.9 million change in DPL's interest expense and an approximately $5.9 million change in DP&L's interest expense.

Principal payments and interest rate detail by contractual maturity date
The principal amount of DPL’s long-term debt was $1,488.4 million at December 31, 2018, consisting of DPL’s unsecured notes, secured term loan, Capital Trust II securities along with DP&L’s First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to FASB Accounting Standards Codification No. 805, “Business Combinations”. The fair value of this debt at December 31, 2018 was $1,519.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2019	2020	2021	2022	2023	Thereafter	2018	2018
Long-term debt (a)
Variable-rate debt	$4.5	$144.5	$4.5	$422.6	$—	$—	$576.1	$576.1

Average interest rate	4.4%	3.0%	4.4%	4.4%	—%	—%

Fixed-rate debt	$99.1	$0.2	$780.2	$0.2	$0.2	$32.4	912.3	943.5

Average interest rate	6.7%	4.2%	7.2%	4.2%	4.2%	6.1%

Total							$1,488.4	$1,519.6

The principal amount of DP&L’s long-term debt was $593.8 million at December 31, 2018, consisting of its First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2018 was $593.8 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. The DP&L debt was not revalued using push-down accounting as a result of the Merger.

DP&L	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2019	2020	2021	2022	2023	Thereafter	2018	2018
Long-term debt (a)
Variable-rate debt	$4.5	$144.5	$4.5	$422.6	$—	$—	$576.1	$576.1

Average interest rate	4.4%	3.0%	4.4%	4.4%	—%	—%

Fixed-rate debt	$0.1	$0.2	$0.2	$0.2	$0.2	$16.8	17.7	17.7

Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.2%

Total							$593.8	$593.8

Equity price risk
At December 31, 2018, approximately 33% of the defined benefit pension plan assets were comprised of investments in equity securities and 67% related to investments in fixed income securities, cash and cash equivalents, and alternative investments. The equity securities are carried at their market value of approximately $105.2 million at December 31, 2018. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $10.5 million reduction in fair value at December 31, 2018 and approximately a $1.6 million increase to the 2019 pension expense.

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

FINANCIAL STATEMENTS

DPL INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income / (loss), cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
February 26, 2019

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2018	2017	2016
Revenues	$775.9	$743.9	$834.2

Cost of revenues:
Net fuel cost	17.5	9.0	17.4
Net purchased power cost	305.0	291.0	319.1
Total cost of revenues	322.5	300.0	336.5

Gross margin	453.4	443.9	497.7

Operating expenses:
Operation and maintenance	156.8	186.1	213.5
Depreciation and amortization	73.1	76.1	73.6
General taxes	73.5	77.1	68.4
Fixed-asset impairment	2.8	—	23.9
Gain on asset disposal	—	(0.6)	(0.7)
Loss on disposal of business (Note 16)	11.7	—	—
Total operating expenses	317.9	338.7	378.7

Operating income	135.5	105.2	119.0

Other income / (expense), net
Interest expense	(98.0)	(110.0)	(107.4)
Charge for early redemption of debt	(6.5)	(3.3)	(3.1)
Other income	0.9	1.6	3.9
Other expense, net	(103.6)	(111.7)	(106.6)

Income / (loss) from continuing operations before income tax	31.9	(6.5)	12.4

Income tax expense / (benefit) from continuing operations	0.7	(5.0)	(2.4)

Net income / (loss) from continuing operations	31.2	(1.5)	14.8

Discontinued operations (Note 15)
Income / (loss) from discontinued operations before income tax	70.5	(127.4)	(806.4)
Gain / (loss) from disposal of discontinued operations	(1.6)	14.0	49.2
Income tax expense / (benefit) from discontinued operations	30.0	(20.3)	(257.2)
Net income / (loss) from discontinued operations	38.9	(93.1)	(500.0)

Net income / (loss)	$70.1	$(94.6)	$(485.2)
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2018	2017	2016
Net income / (loss)	$70.1	$(94.6)	$(485.2)
Equity securities activity:
Change in fair value of equity securities, net of income tax expense of $0.0, ($0.2) and ($0.1) for each respective period	—	0.5	0.2
Reclassification to earnings, net of income tax expense of $0.0 for each respective period	—	(0.1)	—
Net change in fair value of equity securities	—	0.4	0.2
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $0.1, ($5.3) and ($8.8) for each respective period	(0.1)	9.6	16.1
Reclassification to earnings, net of income tax benefit of $0.4, $0.3 and $0.5 for each respective period	(0.8)	(0.7)	(0.5)
Reclassification of earnings related to discontinued operations, net of income tax benefit / (expense) of ($1.2), $4.1 and $16.2 for each respective period	3.2	(7.3)	(29.2)
Net change in fair value of derivatives	2.3	1.6	(13.6)
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.6, $0.4 and $0.0 for each respective period	(2.2)	(0.7)	—
Net gain / (loss) for the period, net of income tax benefit / (expense) of ($0.5), $1.1 and $2.4 for each respective period	1.7	(1.8)	(4.7)
Reclassification to earnings, net of income tax expense of ($0.2), ($0.5) and ($0.6) for each respective period	0.6	1.0	1.0
Net change in unfunded pension and postretirement obligations	0.1	(1.5)	(3.7)

Other comprehensive income / (loss)	2.4	0.5	(17.1)

Net comprehensive income / (loss)	$72.5	$(94.1)	$(502.3)
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$90.5	$24.5
Restricted cash	21.2	0.4
Accounts receivable, net (Note 2)	90.5	64.6
Inventories (Note 2)	10.7	12.7
Taxes applicable to subsequent years	72.6	71.3
Regulatory assets, current (Note 3)	41.1	23.9
Other prepayments and current assets	12.9	12.6
Current assets of discontinued operations and held-for-sale businesses (Note 15)	8.7	315.6
Total current assets	348.2	525.6

Property, plant and equipment:
Property, plant and equipment	1,615.6	1,544.1
Less: Accumulated depreciation and amortization	(310.8)	(269.1)
	1,304.8	1,275.0
Construction work in process	32.2	46.5
Total net property, plant and equipment	1,337.0	1,321.5
Other non-current assets:
Regulatory assets, non-current (Note 3)	152.6	163.2
Intangible assets, net of amortization	18.4	18.8
Other deferred assets	21.6	13.8
Non-current assets of discontinued operations and held-for-sale businesses (Note 15)	5.3	6.3
Total other non-current assets	197.9	202.1

Total Assets	$1,883.1	$2,049.2

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion - long-term debt (Note 7)	$103.6	$4.6
Short-term debt	—	10.0
Accounts payable	58.1	48.9
Accrued taxes	76.7	77.3
Accrued interest	14.3	16.4
Customer security deposits	21.3	21.8
Regulatory liabilities, current (Note 3)	34.9	14.8
Other current liabilities	22.0	16.2
Current liabilities of discontinued operations and held-for-sale businesses (Note 15)	12.2	66.9
Total current liabilities	343.1	276.9
Non-current liabilities:
Long-term debt (Note 7)	1,372.3	1,700.2
Deferred taxes (Note 8)	116.1	113.5
Taxes payable	76.1	74.8
Regulatory liabilities, non-current (Note 3)	278.3	221.2
Pension, retiree and other benefits (Note 9)	82.3	90.3
Asset retirement obligations	9.4	15.1
Other deferred credits	8.0	8.5
Non-current liabilities of discontinued operations and held-for-sale businesses (Note 15)	69.2	133.0
Total non-current liabilities	2,011.7	2,356.6

Commitments and contingencies (Note 11)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2018 and 2017	—	—
Other paid-in capital	2,370.5	2,330.4
Accumulated other comprehensive income	2.2	0.8
Accumulated deficit	(2,844.4)	(2,915.5)
Total common shareholder's deficit:	(471.7)	(584.3)

Total Liabilities and Shareholder's Equity	$1,883.1	$2,049.2
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2018	2017	2016
Cash flows from operating activities:
Net income / (loss)	$70.1	$(94.6)	$(485.2)
Adjustments to reconcile Net income / (loss) to Net cash from operating activities
Depreciation and amortization	50.2	106.9	132.3
Amortization of deferred financing costs	5.5	3.6	5.6
Unrealized (gain) / loss on derivatives	(0.2)	(1.7)	(4.3)
Deferred income taxes	(9.1)	(22.2)	(306.2)
Charge for early redemption of debt	6.5	3.3	3.1
Fixed-asset impairment	2.8	175.8	859.0
Loss / (Gain) on disposal and sale of business, net	13.3	(14.0)	(49.2)
Loss / (Gain) on asset disposal, net	(2.0)	16.1	(0.1)
Changes in certain assets and liabilities:
Accounts receivable	45.7	18.1	25.6
Inventories	14.8	7.7	32.0
Taxes applicable to subsequent years	0.1	2.3	0.2
Deferred regulatory costs, net	(9.2)	(23.7)	4.1
Accounts payable	(16.3)	(36.3)	15.1
Accrued taxes payable	37.4	(3.7)	45.1
Accrued interest payable	(2.1)	(1.3)	(3.7)
Pension, retiree and other benefits	(3.4)	4.7	3.0
Insurance and claims costs	1.1	(2.4)	(0.5)
Other	0.7	(6.9)	(8.8)
Net cash provided by operating activities	205.9	131.7	267.1
Cash flows from investing activities:
Capital expenditures	(103.6)	(121.5)	(148.5)
Proceeds from disposal and sale of business	234.9	70.1	—
Payments on disposal and sale of business	(14.5)	—	—
Proceeds from sale of property	10.6	0.1	0.2
Insurance proceeds	3.0	12.3	6.3
Other investing activities, net	(0.5)	(0.3)	0.5
Net cash provided by / (used in) investing activities	129.9	(39.3)	(141.5)
Cash flows from financing activities:
Payments of deferred financing costs	—	—	(8.6)
Redemption of preferred stock	—	—	(23.5)
Retirement of debt	(240.5)	(159.5)	(577.8)
Issuance of long-term debt, net of discount	—	—	442.8
Borrowings from revolving credit facilities	30.0	102.5	15.0
Repayment of borrowings from revolving credit facilities	(40.0)	(92.5)	(15.0)
Other financing activities, net	—	(0.1)	—
Net cash used in financing activities	(250.5)	(149.6)	(167.1)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	1.5	27.5	15.8
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	86.8	(29.7)	(25.7)
Balance at beginning of year	24.9	54.6	80.3
Cash, cash equivalents and restricted cash at end of year	$111.7	$24.9	$54.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$93.7	$105.2	$103.8
Income taxes (refunded) / paid, net	$(1.4)	$—	$0.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.4	$12.9	$16.2
Non-cash proceeds from sale of business	$4.1	$—	$—
Non-cash capital contribution (Note 10)	$40.0	$97.1	$—
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Shareholder's Equity
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Year ended December 31, 2016
Beginning balance	1	$—	$2,237.7	$17.4	$(2,335.7)	$(80.6)
Net comprehensive loss				(17.1)	(485.2)	(502.3)
Other (b)			(4.7)			(4.7)
Ending balance	1	—	2,233.0	0.3	(2,820.9)	(587.6)
Year ended December 31, 2017
Net comprehensive loss				0.5	(94.6)	(94.1)
Capital contributions (c)			97.1			97.1
Other			0.3			0.3
Ending balance	1	—	2,330.4	0.8	(2,915.5)	(584.3)
Year ended December 31, 2018
Net comprehensive income				2.4	70.1	72.5
Capital contributions (c)			40.0			40.0
Other (d)			0.1	(1.0)	1.0	0.1
Ending balance	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)

(a)	1,500 shares authorized.

(b)	Includes $5.1 million charged to Other paid-in capital for the redemption of the DP&L preferred shares. See Note 10 – Equity.

(c)	Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricts tax sharing payments to AES during the term of the ESP. See Note 8 – Income Taxes.

(d)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated deficit.

See Notes to Consolidated Financial Statements.

DPL Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2018, 2017 and 2016

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has one reportable segment, the Utility segment. See Note 13 – Business Segments for more information relating to our reportable segment. The terms “we”, “us”, “our” and “ours” are used to refer to DPL and its subsidiaries.

On November 28, 2011, DPL was acquired by AES in the Merger and DPL became a wholly-owned subsidiary of AES. Following the merger of DPL and Dolphin Subsidiary II, Inc., DPL became an indirectly wholly-owned subsidiary of AES.

DP&L, DPL's wholly-owned subsidiary, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 525,000 customers located in West Central Ohio. DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Since January 2016, DP&L has been sourcing all of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities, excluding the Beckjord Facility and Hutchings EGU, were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Also, Stuart Station Unit 1 was retired on October 1, 2017. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market.

DPL’s other primary subsidiaries include MVIC and AES Ohio Generation. MVIC is our captive insurance company that provides insurance services to DPL and our subsidiaries. AES Ohio Generation owns an undivided interest in Conesville Unit 4. AES Ohio Generation sells all of its energy and capacity into the wholesale market. DPL's subsidiaries are wholly-owned.

On December 8, 2017, AES Ohio Generation completed the sale of the Miami Fort and Zimmer stations to subsidiaries of Dynegy in accordance with an asset purchase agreement dated April 21, 2017. In addition, on March 27, 2018, DPL and AES Ohio Generation completed the sale of their Peaker assets to Kimura Power, LLC. Further, on May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned. See Note 15 – Discontinued Operations for additional information.

DPL also has a wholly-owned business trust, DPL Capital Trust II, formed for the purpose of issuing trust capital securities to investors.

DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders.

DPL and its subsidiaries employed 659 people at January 31, 2019, of which 647 were employed by DP&L. Approximately 57% of all DPL employees are under a collective bargaining agreement.

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

Through June 2018, DP&L had undivided ownership interests in numerous transmission facilities. These undivided interests in jointly-owned facilities were accounted for on a pro rata basis in the Consolidated Financial Statements. In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. See Note 4 – Property, Plant and Equipment for more information.

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

The power sales and purchases within DP&L’s service territory are reported on a net hourly basis as revenues or purchased power on our Consolidated Statements of Operations. We record expenses when purchased electricity is received and when expenses are incurred. All of the power produced at the generation station is sold to an RTO. We record expenses when purchased electricity is received and when expenses are incurred. For additional information, see Note 14 – Revenue.

Allowance for Uncollectible Accounts
We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collections efforts have been exhausted.

Property, Plant and Equipment
We record our ownership share of our undivided interest in our jointly-held station as an asset in property, plant and equipment. New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. For non-regulated property, cost also includes capitalized interest. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $0.5 million, $1.7 million and $2.1 million in the years ended December 31, 2018, 2017 and 2016, respectively.

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

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 4.3% in 2018, 5.0% in 2017 and 6.1% in 2016 (including property classified in non-current assets of discontinued operations and held-for-sale businesses in 2017 and 2016). Depreciation expense was $66.5 million, $70.4 million and $67.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Inventories
Inventories are carried at average cost, net of reserves, and include coal, limestone and materials and supplies used for utility operations.

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

Software is amortized over seven years. Amortization expense was $6.6 million, $5.7 million and $6.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated amortization expense of this internal-use software over the next five years is $15.0 million ($4.2 million in 2019, $3.2 million in 2020, $3.0 million in 2021, $2.6 million in 2022 and $2.0 million in 2023).

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

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liability with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 3 – Regulatory Matters for additional information.

DPL and its subsidiaries file U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach. See Note 8 – Income Taxes for additional information.

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other deferred assets on the Consolidated Balance Sheets.

Held-for-sale Businesses
A business classified as held-for-sale is reflected on the balance sheet at the lower of its carrying amount or estimated fair value less cost to sell. A loss is recognized if the carrying amount of the business exceeds its estimated fair value less cost to sell. This loss is limited to the carrying value of long-lived assets until the completion of the sale, at which point, any additional loss is recognized. If the fair value of the business subsequently exceeds the carrying amount while the business is still held-for-sale, any impairment expense previously recognized will be reversed up to the lower of the previously recognized expense or the subsequent excess.

Assets and liabilities related to a business classified as held-for-sale are segregated in the current balance sheet in the period in which the business is classified as held-for-sale. Assets and liabilities of held-for-sale businesses are classified as current when they are expected to be disposed of within twelve months. Transactions between the business held-for-sale and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. See Note 15 – Discontinued Operations for further information.

Discontinued Operations
Discontinued operations reporting occurs only when the disposal of a business or a group of assets represents a strategic shift that has (or will have) a major effect on our operations and financial results. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the statement of operations and balance sheet are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing and financing activities on the face of the Consolidated Statements of Cash Flows.

Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value. See Note 15 – Discontinued Operations for further information.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Consolidated Statements of Operations. The amounts for the years ended December 31, 2018, 2017 and 2016, were $51.7 million, $49.4 million and $50.9 million, respectively.

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

$ in millions	December 31, 2018	December 31, 2017
Cash and cash equivalents	$90.5	$24.5
Restricted cash	21.2	0.4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$111.7	$24.9

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We use interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income, a component of shareholder’s equity. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability, and property damage on an ongoing basis. Insurance and Claims Costs on DPL’s Consolidated Balance Sheets associated with MVIC include estimated liabilities of approximately $4.1 million and $3.0 million at December 31, 2018 and 2017, respectively. DPL has estimated liabilities for medical, life, disability, and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $4.3 million and $4.4 million at December 31, 2018 and 2017, respectively, within Other current liabilities and Other deferred credits on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits
We recognize in our Consolidated Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, that would otherwise be recognized in AOCI, recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCI. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

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

See Note 12 – Related Party Transactions for more information on Related Party Transactions.

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as an unconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively, is included in Other deferred assets within Other noncurrent assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2018 and 2017, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Long-term debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

New accounting pronouncements adopted in 2018
The following table provides a brief description of recently adopted accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements.

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
Transition method: retrospective or prospective.
		October 1, 2018	We elected to early-adopt this standard on a prospective basis, effective for fiscal year 2018. The adoption of this standard did not have a material impact on our financial statements.
2018-14, Compensation— Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework	This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Transition method: retrospective.	Early adoption elected, January 1, 2018	Impact limited to changes in financial statement disclosures.
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: retrospective for presentation of non-service cost and prospective for the change in capitalization.
		January 1, 2018	For the years ended December 31, 2017 and 2016 we reclassified non-service pension costs from Operating expenses to Other expense of $2.2 million and $3.2 million, respectively.
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
Transition method: retrospective.
January 1, 2018
For the years ended December 31, 2017 and 2016, we reclassified from "Net cash used in investing activities" to "Net increase / (decrease) in cash, cash equivalents and restricted cash" $27.1 million and ($11.8) million, respectively.

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
Transition method: modified retrospective. Prospective for equity investments without readily determinable fair value.
		January 1, 2018	We adopted this standard January 1, 2018. At that date, we transferred $1.6 million ($1.0 million net of tax) of unrealized gains from AOCI to Accumulated Deficit.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-10, 2017-13, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASU below.	January 1, 2018	See impact upon adoption of the standard below.

Adoption of FASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers", and its subsequent corresponding updates ("FASC 606"). The core principle of this standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the modified retrospective method of adoption to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under FASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contracts for modifications. We instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

There was no cumulative effect to our January 1, 2018 Consolidated Balance Sheet resulting from the adoption of FASC 606.

New accounting pronouncements issued but not yet effective - The following table provides a brief description of recent accounting pronouncements that could have a material impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our consolidated financial statements.

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
		January 1, 2019. Early adoption is permitted.	We do not expect any impact on our consolidated financial statements upon adoption of the standard on January 1, 2019.
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity, and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.
Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2018-19, 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20 Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019. Early adoption is permitted.	We have adopted the standard on January 1, 2019; see below for the evaluation of the impact of its adoption on our consolidated financial statements.

Adoption of FASC Topic 842, "Leases"
ASU 2016-02 and its subsequent corresponding updates require lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.

The standard must be adopted using a modified retrospective approach. The FASB has provided an optional transition method, which we have elected, that allows entities to continue to apply the guidance in FASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, we will apply the transition provisions starting on January 1, 2019.

We have elected to apply a package of practical expedients that allow lessees and lessors not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases.

We have also elected to apply an optional transition practical expedient for land easements that allows an entity to continue applying its current accounting policy for all land easements that exist before the standard’s effective date that were not previously accounted for under FASC 840.

We established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use assets and related liabilities. Additionally, the implementation team has been working on the configuration of a lease accounting tool that will support the implementation and the subsequent accounting. The implementation team has also evaluated changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to FASC 842, the lease receivable includes the fair value of the plant after the contract period but does not include any variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

The adoption of FASC 842 did not have a material impact on our consolidated financial statements.

Note 2 – Supplemental Financial Information

	December 31,
$ in millions	2018	2017
Accounts receivable, net
Customer receivables	$55.8	$45.2
Unbilled revenue	16.8	18.0
Due from PJM transmission enhancement settlement (a)	16.5	—
Other	2.3	2.5
Provisions for uncollectible accounts	(0.9)	(1.1)
Total accounts receivable, net	$90.5	$64.6

Inventories, at average cost
Fuel and limestone	$1.9	$4.1
Materials and supplies	8.3	8.1
Other	0.5	0.5
Total inventories, at average cost	$10.7	$12.7

(a) - See Note 3 – Regulatory Matters for more information.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2018, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2018	2017	2016
Gains and losses on equity securities (Note 5):
	Other deductions	$—	$(0.1)	$—
	Income tax expense	—	—	—
	Net of income taxes	—	(0.1)	—

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(1.2)	(1.0)	(1.0)
	Income tax benefit	0.4	0.3	0.5
	Net of income taxes	(0.8)	(0.7)	(0.5)

	Gain / (loss) from discontinued operations	4.4	(11.4)	(45.4)
	Tax benefit / (expense) from discontinued operations	(1.2)	4.1	16.2
	Net of income taxes	3.2	(7.3)	(29.2)

Amortization of defined benefit pension items (Note 9):
	Other income	0.8	1.5	1.6
	Income tax expense	(0.2)	(0.5)	(0.6)
	Net of income taxes	0.6	1.0	1.0

Total reclassifications for the period, net of income taxes		$3.0	$(7.1)	$(28.7)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2018 and 2017 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at December 31, 2016	$0.6	$13.1	$(13.4)	$0.3

Other comprehensive income / (loss) before reclassifications	0.5	9.6	(2.5)	7.6
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(8.0)	1.0	(7.1)
Net current period other comprehensive income / (loss)	0.4	1.6	(1.5)	0.5

Balance at December 31, 2017	1.0	14.7	(14.9)	0.8

Other comprehensive loss before reclassifications	—	(0.1)	(0.5)	(0.6)
Amounts reclassified from accumulated other comprehensive income to earnings	—	2.4	0.6	3.0
Net current period other comprehensive income	—	2.3	0.1	2.4

Amounts reclassified from accumulated other comprehensive income to accumulated deficit (a)	(1.0)	—	—	(1.0)

Balance at December 31, 2018	$—	$17.0	$(14.8)	$2.2

(a)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit.

Note 3 – Regulatory Matters

Distribution Rate Order
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

DIR – The DRO authorized DP&L to begin charging a Distribution Investment Rider ("DIR") set initially at $12.2 million annually, effective October 1, 2018. The DIR revenue requirement shall be updated quarterly and will increase as DP&L makes qualified investments in its distribution network, subject to annual revenue limits which increase each year; the revenue limit for 2019 is $22.0 million. The DIR will expire in November 2022 unless DP&L files a base distribution rate case on or before October 31, 2022, in which case the DIR will expire in November 2023.

Decoupling Rider – The DRO eliminated provisions in the existing decoupling rider which allowed DP&L to recover lost revenues resulting from the implementation of energy efficiency programs and replaced it with a revenue requirement that attempts to eliminate the impacts of weather and demand on DP&L’s revenues from residential and commercial distribution customers beginning January 1, 2019. As a result, in years with very mild weather and/or decreased demand, DP&L will be able to accrue a regulatory asset for recovery through the rider to normalize the revenues. Conversely, in periods of extreme temperatures or high demand for electricity, DP&L may record a liability for future reimbursement to customers. The rider also includes a one-time $3.7 million revenue requirement based on the increase in the number of DP&L’s residential and commercial customers from the rate case test year until September 30, 2018. Such amount was accrued and included in revenues in the third quarter of 2018 and will be collected by DP&L in 2019.

TCJA – The DRO partially resolved the TCJA impacts. The new distribution rates include the impacts of the decrease in current federal income taxes beginning October 1, 2018. The DRO did not designate how much DP&L may owe for any overcollection of taxes from January 1, 2018 through September 30, 2018, nor did it resolve any decrease in future rates related to amortization of excess accumulated deferred income taxes (“ADIT”). The DRO did, however, stipulate that DP&L must refund its customers an amount no less than $4.0 million per year for the first five years of the amortization period unless all balances owed are fully returned within the first five years. For more on the impacts of the TCJA, see below.

Vegetation Management Costs – The DRO authorizes DP&L to defer as a regulatory asset, with no carrying costs, annual expenses for vegetation management performed by third-party vendors. For calendar year 2018 annual expenses which are incremental to the baseline of $10.7 million can be deferred up to a $4.6 million cap. For calendar years 2019 and thereafter, annual expenses in excess of $15.7 million can be deferred up to a $4.6 million annual cap. Annual spending of less than the vegetation management baseline amounts will result in a reduction to the regulatory asset or creation of a regulatory liability. For 2018, DP&L accrued a regulatory asset for the maximum amount of $4.6 million based upon such provisions and spending above the baseline.

In December 2018, DP&L filed a Distribution Modernization Plan (“DMP”) with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s DMP: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics, and 8) Grid Modernization R&D.

ESP Order
On March 13, 2017, DP&L filed an amended stipulation to its 2017 ESP, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The six-year 2017 ESP establishes DP&L's framework for providing retail service on a going-forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure with an option for DP&L to file for an extension of the rider for an additional two years in an amount subject to approval by the PUCO. Consistent with that settlement and the PUCO order, on January 22, 2019, DP&L filed a request to extend the DMR for the additional two years at an annual revenue amount of $199.0 million. That request is pending PUCO review;

•	The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which was established in the DP&L DRO;

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

•
Restrictions on DPL making dividend or tax sharing payments and an obligation to convert then existing tax payments owed by DPL to AES into equity investments in DPL. See Note 8 – Income Taxes and Note 10 – Equity for more information on the tax sharing payment restrictions; and

•	Various other riders and competitive retail market enhancements.

On October 19, 2018 IGS, a retail electricity supplier, filed a Notice of Withdrawal from the amended settlement, citing a material modification by the PUCO's October 2017 order. To address the withdrawal, the PUCO established a new procedural schedule, including a hearing currently scheduled to begin April 1, 2019. Additionally, on January 7, 2019, the Ohio Consumers' Counsel appealed the 2017 ESP Order to the Supreme Court of Ohio. That appeal is pending.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. The 2017 ESP maintains DP&L’s return on equity SEET threshold at 12% and provides that DMR amounts are excluded from the SEET calculation. On October 22, 2018, a stipulation was reached agreeing that DP&L did not exceed the SEET threshold for 2016 or 2017. That stipulation is pending PUCO approval. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows.

Impact of Tax Reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the ESP, DPL will not make tax sharing payments. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L agreed to file an application at the PUCO by March 1, 2019 to refund eligible excess accumulated deferred income taxes (ADIT) and any related regulatory liability over a 10-year period. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations. DP&L’s rates were set using the new tax rate as a result of the distribution rate case.

FERC Proceedings
On May 8, 2018, DP&L filed to adjust its FERC jurisdictional transmission rates to reflect the effects of the decrease in federal income tax rates on the current portion of income tax expense as part of the TCJA, resulting in a decrease of approximately $2.4 million annually. The revised rates are in effect and all DP&L over and undercollections dating back to the March 21st effective date were settled in December 2018.

On November 15, 2018 FERC issued a Notice of Proposed Rulemaking to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. DP&L is unable to predict the outcome of this notice or the impact it may have on our Consolidated Financial Statements.

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L estimates the prior overcharge by PJM to be $41.6 million, of which approximately $14.3 million has been repaid to DP&L through December 31, 2018 and $16.5 million is classified as current in "Accounts receivable, net" and $10.8 million is classified as non-current in "Other deferred assets" on the accompanying Consolidated Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in DP&L’s nonbypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $193.7 million and $187.1 million at December 31, 2018 and 2017, respectively, and total regulatory liabilities of $313.2 million and $236.0 million at December 31, 2018 and 2017, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2018	2017
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2019	$40.5	$23.9
Rate case expenses being recovered in base rates	B	2019	0.6	—
Total regulatory assets, current			41.1	23.9

Regulatory assets, non-current:
Pension benefits	B	Ongoing	87.5	92.4
Unrecovered OVEC charges	C	Undetermined	28.7	27.8
Fuel costs	B	2020	3.3	9.3
Regulatory compliance costs	B	2020	6.1	9.2
Smart grid and AMI costs	B	Undetermined	8.5	7.3
Unamortized loss on reacquired debt	B	Various	6.0	7.0
Deferred storm costs	A	Undetermined	4.7	2.1
Deferred vegetation management and other	A/B	Undetermined	7.8	8.1
Total regulatory assets, non-current			152.6	163.2

Total regulatory assets			$193.7	$187.1

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2019	$34.9	$14.8
Total regulatory liabilities, current			34.9	14.8

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	139.1	132.8
Deferred income taxes payable through rates		Various	116.3	83.4
PJM transmission enhancement settlement	A	2025	16.9	—
Postretirement benefits	B	Ongoing	6.0	5.0
Total regulatory liabilities, non-current			278.3	221.2

Total regulatory liabilities			$313.2	$236.0

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. DP&L is earning a net return on $5.5 million of this net deferral. These items include undercollection of: (i) Distribution Modernization Rider revenues, (ii) decoupling rider (see above), (iii) uncollectible rider and (iv) energy efficiency rider. It also includes the current portion of the following deferred costs which are described in greater detail below: unbilled fuel, regulatory compliance rider costs and deferred storm costs. As current liabilities, this includes overcollection of: (i) competitive bidding energy and auction costs, (ii) energy efficiency program costs, (iii) alternative energy rider, (iv) economic development rider, (v) certain transmission related costs including current portion of PJM transmission enhancement settlement (see above) and (vi) reconciliation rider.

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

Regulatory compliance rider represents the long-term portion of the regulatory compliance rider which was established by the 2017 ESP to recover the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs are being recovered over a three-year period.

Rate case costs represents costs associated with preparing a distribution rate case. DP&L was granted recovery of these costs which do not earn a return, as part of the DRO.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. On October 19, 2010, DP&L elected to withdraw its case pertaining to the Smart Grid and AMI programs. The PUCO accepted the withdrawal in an order issued on January 5, 2011. The PUCO also indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. DP&L requested recovery of these costs as part of the December 2018 DMP filing with the PUCO described earlier.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2017 and 2018. The 2017 ESP granted DP&L approval to establish a rider by which to seek recovery of these types of costs with a return. DP&L plans to file petitions seeking recovery of each calendar year of storm costs in the following calendar year. Recovery of these costs is probable by 2020, but not certain.

Estimated costs of removal - regulated property reflect an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

Deferred income taxes payable through rates represent deferred income tax liabilities recognized from the normalization of flow-through items as the result of taxes previously charged to customers. A deferred income tax asset or liability is created from a difference in income recognition between tax laws and accounting methods. As a regulated utility, DP&L includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets. On December 22, 2017, the TCJA was signed, which includes a provision to, among other things, reduce the federal corporate income tax rate to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, DP&L remeasured its deferred income tax assets and liabilities using the new expected tax rate. DP&L believes that the portion of the reduction in the net deferred tax liability which is related to deferred taxes considered in ratemaking will be used in future ratemaking to reduce jurisdictional retail rates. Accordingly, this liability reflects the estimated deferred taxes DP&L expects to return to customers in future periods.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
$ in millions		Composite Rate		Composite Rate (a)
Regulated:
Transmission	$223.2	4.1%	$242.7	4.0%
Distribution	1,289.8	4.5%	1,197.5	4.9%
General	13.2	8.5%	13.7	7.1%
Non-depreciable	60.4	N/A	64.7	N/A
Total regulated	1,586.6		1,518.6
Unregulated:
Production / Generation	—	N/A	0.2	N/A
Other	21.2	6.7%	21.1	7.0%
Non-depreciable	7.8	N/A	4.2	N/A
Total unregulated	29.0		25.5

Total property, plant and equipment in service	$1,615.6	4.3%	$1,544.1	5.0%

(a)	Composite rates for 2017 include property classified in non-current assets of discontinued operations and held-for-sale businesses.

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million and no gain or loss was recorded on the transaction.

AROs
We recognize AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. Our legal obligations are associated with the retirement of our long-lived assets, consisting primarily of river intake and discharge structures, coal unloading facilities, loading docks, ice breakers and ash disposal facilities. Our generation AROs related to Conesville, the closed Hutchings EGU, and the previously owned Beckjord Facility are recorded within Asset retirement obligations on the consolidated balance sheets. The generation AROs related to our other retired or sold generation facilities are recorded in Non-current liabilities of discontinued operations and held-for-sale businesses on the consolidated balance sheets and are excluded from the table below. See Note 15 – Discontinued Operations for additional information.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Management routinely updates these estimates as additional information becomes available.

Changes in the Liability for AROs

$ in millions
Balance at December 31, 2016	$15.0
Calendar 2017
Revisions to cash flow and timing estimates	(0.1)
Accretion expense	0.4
Settlements	(0.2)
Balance at December 31, 2017	15.1
Calendar 2018
Revisions to cash flow and timing estimates	(2.6)
Accretion expense	0.3
Settlements (a)	(3.4)
Balance at December 31, 2018	$9.4

(a)	Primarily includes settlement related to transfer of Beckjord Facility. See Note 16 – Dispositions for additional information.

See Note 5 – Fair Value for further discussion on ARO revisions to cash flow and timing estimates.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $139.1 million and $132.8 million in estimated costs of removal at December 31, 2018 and 2017, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

$ in millions
Balance at December 31, 2016	$126.5
Calendar 2017
Additions	12.0
Settlements	(5.7)
Balance at December 31, 2017	132.8
Calendar 2018
Additions	14.3
Settlements	(8.0)
Balance at December 31, 2018	$139.1

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2018 and 2017. See Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2018		December 31, 2017
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.3	$0.3
Equity securities	2.4	3.5	2.5	4.2
Debt securities	4.1	4.0	4.3	4.3
Hedge funds	0.1	0.1	0.1	0.2
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.1	$8.1	$7.3	$9.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,475.9	$1,519.6	$1,704.8	$1,819.3

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the year ended December 31, 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the consolidated balance sheets and classified as available for sale.

During the year ended December 31, 2018, $0.5 million ($0.4 million after tax) of various investments were sold to facilitate the distribution of benefits.

The fair value of assets and liabilities at December 31, 2018 and 2017 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2018 (a)				Fair Value at December 31, 2017 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.3	$—	$—	$0.3
Equity securities	—	3.5	—	3.5	—	4.2	—	4.2
Debt securities	—	4.0	—	4.0	—	4.3	—	4.3
Hedge funds	—	0.1	—	0.1	—	0.2	—	0.2
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master trust assets	0.4	7.7	—	8.1	0.3	8.8	—	9.1
Derivative assets
Interest rate hedge	—	1.5	—	1.5	—	1.5	—	1.5
Total Derivative assets	—	1.5	—	1.5	—	1.5	—	1.5

Total assets	$0.4	$9.2	$—	$9.6	$0.3	$10.3	$—	$10.6

Liabilities
Long-term debt	$—	$1,501.9	$17.7	$1,519.6	$—	$1,801.5	$17.8	$1,819.3

Total liabilities	$—	$1,501.9	$17.7	$1,519.6	$—	$1,801.5	$17.8	$1,819.3

(a)	Includes credit valuation adjustment

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. In 2018, DPL recorded a net reduction to its ARO liability for Conesville's ash pond and landfill of $2.6 million to reflect revisions to cash flow and timing estimates. The balance of AROs was $9.4 million and $15.1 million at December 31, 2018 and 2017, respectively, which excludes AROs associated with our discontinued operations. See Note 15 – Discontinued Operations for additional information on AROs associated with our discontinued operations.

When evaluating impairment of long-lived assets, we measure fair value using the applicable fair value measurement guidance. Impairment expense is measured by comparing the fair value at the evaluation date to the carrying amount.

The following table summarizes major categories of assets measured at fair value on a nonrecurring basis during the period and their level within the fair value hierarchy:

	Measurement	Carrying	Fair Value			Gross
$ in millions	Date	Amount (b)	Level 1	Level 2	Level 3	Loss
Long-lived assets (a)
		Year ended December 31, 2016
Conesville	December 31, 2016	$25.0	$—	$—	$1.1	23.9

(a)	See Note 17 – Fixed-asset Impairments for further information

(b)	Carrying amount at date of valuation

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

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, DPL enters into various financial instruments, including derivative financial instruments. We use derivatives principally to manage the interest rate risk associated with our long-term debt. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under FASC 815 for accounting purposes.

At December 31, 2018, DPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
Interest Rate Swaps	Designated	USD	$140,000.0	$—	$140,000.0

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

At December 31, 2017, DPL's outstanding derivative instruments were as follows:

Commodity	Accounting Treatment (a)	Unit	Purchases (in thousands)	Sales (in thousands)	Net Purchases/ (Sales) (in thousands)
FTRs (b)	Not designated	MWh	2.1	—	2.1
Natural Gas (b)	Not designated	Dths	3,322.5	(390.0)	2,932.5
Forward Power Contracts (b)	Designated	MWh	678.5	(1,667.0)	(988.5)
Forward Power Contracts (b)	Not designated	MWh	871.0	(765.6)	105.4
Interest Rate Swaps	Designated	USD	$200,000.0	$—	$200,000.0

(a)	Refers to whether the derivative instruments have been designated as a cash flow hedge.

(b)	As of December 31, 2017, the related asset and liability balances for these derivative instruments were classified in assets and liabilities of discontinued operations and held-for-sale businesses.

Cash Flow Hedges
As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring. The ineffective portion of the cash flow hedge is recognized in earnings in the current period. All risk components were considered to determine the hedge effectiveness of the cash flow hedges. With the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities effective January 1, 2019, we will no longer be required to calculate effectiveness and thus the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

In prior years, we entered into forward power contracts and forward natural gas contracts to manage commodity price risk exposure related to our generation of electricity. We do not hedge all commodity price risk. We reclassify gains and losses on forward power contracts from AOCI into earnings in those periods in which the contracts settle. As of December 31, 2018, we no longer held any positions in forward power contracts or forward natural gas contracts.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2018		2017		2016
$ in millions (net of tax)	Power	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI	$(2.8)	$17.5	$(4.3)	$17.4	$9.2	$17.5

Net gains / (losses) associated with current period hedging transactions	—	(0.1)	8.8	0.8	15.7	0.4
Net gains / (losses) reclassified to earnings:
Interest Expense	—	(0.8)	—	(0.7)	—	(0.5)
Income / (loss) from discontinued operations before income tax	3.2	—	(7.3)	—	(29.2)	—
Ending accumulated derivative gain / (loss) in AOCI	$0.4	$16.6	$(2.8)	$17.5	$(4.3)	$17.4

Portion expected to be reclassified to earnings in the next twelve months (a)	$—	$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	0	20

(a)	The actual amounts that we reclassify from AOCI to earnings related to power can differ from the estimate above due to market price changes.

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial in the periods presented.

Derivatives Not Designated as Hedges
In prior years certain derivative contracts were entered into on a regular basis as part of our risk management program but did not qualify for hedge accounting or the normal purchases and sales exceptions under FASC 815. Accordingly, such contracts were recorded at fair value with changes in the fair value charged or credited to the consolidated statements of operations in the period in which the change occurred. This is commonly referred to as “MTM accounting”. Contracts we entered into as part of our risk management program may have been settled financially, by physical delivery or net settled with the counterparty. We marked to market FTRs, natural gas futures and certain forward power contracts. For the years ended December 31, 2018, 2017, and 2016, all amounts related to such contracts are presented in discontinued operations. As of December 31, 2018, we no longer have any such contracts.

Certain qualifying derivative instruments we previously held were designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting treatment and are recognized in the consolidated statements of operations on an accrual basis. For the years ended December 31, 2018, 2017, and 2016, all amounts related to such contracts are presented in discontinued operations. As of December 31, 2018, we no longer have any such contracts.

The following tables show the amount and classification within the Consolidated Statements of Operations or Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31, 2018
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.3	$—	$(0.1)	$0.2
Realized gain / (loss)	0.4	—	0.3	0.7
Total	$0.7	$—	$0.2	$0.9

Recorded in Statement of Operations: gain / (loss)
Income / (loss) from discontinued operations before income tax	$0.7	$—	$0.2	$0.9
Total	$0.7	$—	$0.2	$0.9

	Year ended December 31, 2017
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$(0.4)	$1.9	$0.1	$1.6
Realized gain / (loss)	0.8	(0.7)	1.5	1.6
Total	$0.4	$1.2	$1.6	$3.2

Recorded in Statement of Operations: gain / (loss)
Income / (loss) from discontinued operations before income tax	$0.4	$1.2	$1.6	$3.2
Total	$0.4	$1.2	$1.6	$3.2

	Year ended December 31, 2016
$ in millions	FTRs	Power	Natural Gas	Total
Change in unrealized gain / (loss)	$0.3	$4.0	$—	$4.3
Realized gain / (loss)	(0.6)	(7.2)	2.6	(5.2)
Total	$(0.3)	$(3.2)	$2.6	$(0.9)

Recorded in Statement of Operations: gain / (loss)
Income / (loss) from discontinued operations before income tax	$(0.3)	$(3.2)	$2.6	$(0.9)
Total	$(0.3)	$(3.2)	$2.6	$(0.9)

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

Fair Values of Derivative Instruments
December 31, 2018
			Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest Rate Swaps	Designated	$0.9	$—	$—	$0.9

Long-term derivative positions (presented in Other deferred assets)
Interest Rate Swaps	Designated	0.6	—	—	0.6
Total assets		$1.5	$—	$—	$1.5

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
December 31, 2017
			Gross Amounts Not Offset in the Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Amount
Assets
Short-term derivative positions (presented in Current assets of discontinued operations and held-for-sale businesses)
Forward power contracts	Designated	$4.9	$(4.9)	$—	$—
Forward power contracts	Not designated	5.3	(3.7)	—	1.6
FTRs	Not designated	0.2	(0.1)	—	0.1

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	1.5	—	—	1.5

Long-term derivative positions (presented in Non-current assets of discontinued operations and held-for-sale businesses)
Forward power contracts	Not designated	0.6	—	—	0.6
Total assets		$12.5	$(8.7)	$—	$3.8

Liabilities
Short-term derivative positions (presented in Current liabilities of discontinued operations and held-for-sale businesses)
Forward power contracts	Designated	$9.0	$(4.9)	$(1.4)	2.7
Forward power contracts	Not designated	5.9	(3.7)	—	2.2
Natural gas	Not designated	0.1	(0.1)	—	—
FTRs	Not designated	0.3	—	—	0.3
Total liabilities		$15.3	$(8.7)	$(1.4)	$5.2

(a)	Includes credit valuation adjustment.

Note 7 – Long-term debt

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2018	December 31, 2017
Term loan - rates from: 3.57% - 4.82% (a) and 4.00% - 4.60% (b)		2022	$436.1	$440.6
Tax-exempt First Mortgage Bonds - rates from: 2.49% - 2.93% (a) and 1.29% - 1.42% (b)		2020	140.0	200.0
U.S. Government note	4.2%	2061	17.7	17.8
Unamortized deferred financing costs			(6.3)	(9.8)
Unamortized debt discounts and premiums, net			(1.4)	(2.0)
Total long-term debt at subsidiary			586.1	646.6

Bank term loan - rates from: 3.02% - 4.10% (a) and 2.67% - 3.02% (b)		2020	—	70.0
Senior unsecured bonds	6.75%	2019	99.0	200.0
Senior unsecured bonds	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(4.3)	(6.8)
Unamortized debt discounts and premiums, net			(0.5)	(0.6)
Total long-term debt			1,475.9	1,704.8
Less: current portion			(103.6)	(4.6)
Long-term debt, net of current portion			$1,372.3	$1,700.2

(a)	Range of interest rates for the year ended December 31, 2018.

(b)	Range of interest rates for the year ended December 31, 2017.

(c)	Note payable to related party. See Note 12 – Related Party Transactions for additional information.

At December 31, 2018, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2019	$103.6
2020	144.7
2021	784.7
2022	422.8
2023	0.2
Thereafter	32.4
1,488.4
Unamortized discounts and premiums, net	(1.9)
Deferred financing costs, net	(10.6)
Total long-term debt	$1,475.9

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

Debt Covenants and Restrictions
DPL’s revolving credit agreement and term loan have two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down to not exceed 7.00 to 1.00 for any fiscal quarter ending January 1, 2019 through June 30, 2019; and it then steps down not to exceed 6.75 to 1.00 for any fiscal quarter ending July 1, 2019 through December 31, 2019; and it then steps down not to exceed 6.50 to 1.00 for any fiscal quarter ending January 1, 2020 and afterward. As of December 31, 2018, this financial covenant was met with a ratio of 5.84 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending January 1, 2019 and afterward. As of December 31, 2018, this financial covenant was met with a ratio of 2.61 to 1.00.

DPL’s secured revolving credit agreement and senior unsecured notes due 2019 also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As of December 31, 2018, DPL's senior-long term debt rating was at least investment grade by two of the three major credit rating agencies. However, DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the 2017 ESP and restricts tax sharing payments from DPL to AES during the term of the DMR. On January 22, 2019, DP&L filed a request to extend the DMR for an additional two years. See Note 3 – Regulatory Matters for more information. As a result, as of December 31, 2018, DPL was prohibited under this order from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00; except that, the ratio shall be suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, the ratio shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. As of December 31, 2018, DP&L's ratings meet those requirements and this ratio is suspended for the quarter ended December 31, 2018.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 8.09 to 1.00 as of December 31, 2018.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.As of December 31, 2018, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Note 8 – Income Taxes

DPL’s components of income tax expense on continuing operations were as follows:

	Years ended December 31,
$ in millions	2018	2017	2016
Computation of tax expense / (benefit)
Federal income tax expense / (benefit)(a)	$6.7	$(2.3)	$4.3
Increases (decreases) in tax resulting from:
State income taxes, net of federal effect	0.1	0.1	—
Depreciation of flow-through differences	(4.6)	1.1	3.3
Investment tax credit amortized	(0.3)	(0.3)	(0.4)
Deferred tax adjustments	—	(0.7)	(9.3)
Accrual (settlement) for open tax years	—	(0.4)	2.0
Other, net (b)	(1.2)	(2.5)	(2.3)
Tax expense / (benefit)	$0.7	$(5.0)	$(2.4)

Components of tax expense / (benefit)
Federal - current	$(17.9)	$23.8	$(3.3)
State and Local - current	0.5	0.2	—
Total current	(17.4)	24.0	(3.3)

Federal - deferred	18.3	(28.8)	0.8
State and local - deferred	(0.2)	(0.2)	0.1
Total deferred	18.1	(29.0)	0.9
Tax expense / (benefit)	$0.7	$(5.0)	$(2.4)

(a)	The statutory tax rate of 21% in 2018 and 35% in 2017 and 2016 was applied to pre-tax earnings.

(b)
Includes expense / (benefit) of $3.5 million and $(0.9) million in the years ended December 31, 2017 and 2016, respectively, of income tax related to adjustments from prior years. The 2018 and 2017 tax years also include a remeasurement of deferred tax expense related to the recent enactment of the TCJA of a benefit of $(1.2) million and $(0.4) million, respectively.

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DPL's effective tax rate, as a percentage of income from continuing operations before taxes for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Statutory Federal tax rate	21.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	0.4%	(1.5)%	0.2%
AFUDC - equity	(0.1)%	4.9%	(5.0)%
Depreciation of flow-through differences	(14.6)%	(17.6)%	26.7%
Amortization of investment tax credits	(1.0)%	5.1%	(3.3)%
Deferred tax adjustments	—%	11.0%	(75.1)%
Permanent differences	—%	4.8%	2.8%
Other, net	(3.5)%	35.2%	(0.7)%
Effective tax rate	2.2%	76.9%	(19.4)%

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

Components of Deferred Tax Assets and Liabilities
	December 31,
$ in millions	2018	2017
Net non-current assets / (liabilities)
Depreciation / property basis	$(112.0)	$(113.4)
Income taxes recoverable	25.0	11.0
Regulatory assets	(15.4)	(23.1)
Investment tax credit	0.5	0.7
Compensation and employee benefits	1.4	19.0
Intangibles	(0.3)	(0.4)
Long-term debt	(2.1)	(0.2)
Other (a)	(13.2)	(7.1)
Net non-current liabilities	$(116.1)	$(113.5)

(a)
The Other caption includes deferred tax assets of $10.9 million in 2018 and $9.3 million in 2017 related to state and local tax net operating loss carryforwards, net of related valuation allowances of $10.9 million in 2018 and $9.3 million in 2017. These net operating loss carryforwards expire from 2019 to 2037.

U.S. Tax Reform
On December 22, 2017, the U.S. enacted the TCJA. The TCJA significantly changes U.S. corporate income tax law.

In 2017, we recognized the income tax effects of the TCJA in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of FASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. Accordingly, our 2017 financial statements reflected the income tax effects of U.S. tax reform for which the accounting was complete and provisional amounts for those impacts for which the accounting under FASC 740 was incomplete, but a reasonable estimate could be determined.

We completed our calculation of the impact of the TCJA in our income tax provision for the year ended December 31, 2018 in accordance with our understanding of the TCJA and guidance available as of the date of this filing, and as a result recognized $15.5 million and $13.7 million of discrete tax expense in the fourth quarter of 2018 and 2017 respectively. Of this total, tax benefits of $1.2 million and $0.4 million are included in continuing operations in 2018 and 2017, respectively. These amounts result from the remeasurement of certain deferred tax assets and liabilities as the rates changed from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurements of deferred tax assets and liabilities related to regulated utility property of $17.0 million and $135.2 million at December 31, 2018 and 2017 were recorded as regulatory liabilities and were non-cash adjustments.

Per the terms of the order issued by the PUCO on DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. The agreed upon term of the DMR is three years. With commission approval, the DMR can be extended two additional years allowing for the term to potentially be five years. Both the current and non-current existing tax sharing liabilities with AES were converted into additional equity investment in DPL, per the requirements of the order. Throughout the term of the DMR, further accrued tax sharing liabilities will also be converted to additional equity. All parties agreed that the initial conversion and subsequent conversions will not be reversed. During the years ended December 31, 2018 and 2017, we converted $40.0 million and $97.1 million, respectively, of accrued tax sharing liabilities with AES to additional equity investment in DPL in accordance with this requirement.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2018	2017	2016
Tax expense / (benefit)	$0.2	$0.2	$(9.6)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

$ in millions
Balance at December 31, 2016	$3.7
Calendar 2017
Tax positions taken during prior period	—
Lapse of Statute of Limitations	(0.2)
Balance at December 31, 2017	3.5
Calendar 2018
Tax positions taken during prior period	—
Lapse of Statute of Limitations	—
Balance at December 31, 2018	$3.5

Of the December 31, 2018 balance of unrecognized tax benefits, $3.5 million is due to uncertainty in the timing of deductibility.

We recognize interest and penalties related to unrecognized tax benefits in Income tax expense. The amounts accrued and the tax expense / (benefit) recorded were not material for each period presented.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,400 for 2018 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.7 million, $3.1 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays the majority of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.2 million and $12.7 million at December 31, 2018 and 2017, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plan's obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2018 and 2017. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.8 million and $1.1 million of costs billed to the Service Company for the years ended December 31, 2018 and 2017.

$ in millions	Years ended December 31,
Change in benefit obligation	2018	2017
Benefit obligation at January 1	$436.9	$419.6
Service cost	6.1	5.7
Interest cost	13.8	14.2
Plan amendments	5.1	—
Plan curtailment	—	3.0
Actuarial (gain) / loss	(34.6)	28.1
Benefits paid	(40.8)	(33.7)
Benefit obligation at December 31	386.5	436.9

Change in plan assets
Fair value of plan assets at January 1	357.5	341.0
Actual return on plan assets	(11.7)	44.8
Employer contributions	7.9	5.4
Benefits paid	(40.8)	(33.7)
Fair value of plan assets at December 31	312.9	357.5

Unfunded status of plan	$(73.6)	$(79.4)

	December 31,
Amounts recognized in the Balance sheets	2018	2017
Current liabilities	$(0.4)	$(0.4)
Non-current liabilities	(73.2)	(79.0)
Net liability at end of year	$(73.6)	$(79.4)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$9.1	$4.9
Net actuarial loss	103.3	111.4
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$112.4	$116.3
Recorded as:
Regulatory asset	$87.2	$92.1
Accumulated other comprehensive income	25.2	24.2
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$112.4	$116.3

The accumulated benefit obligation for our defined benefit pension plans was $378.7 million and $428.3 million at December 31, 2018 and 2017, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2018	2017	2016
Service cost	$6.1	$5.7	$5.7
Interest cost	13.8	14.2	14.7
Expected return on assets	(21.2)	(22.8)	(22.8)
Plan curtailment (a)	—	4.1	3.8
Amortization of unrecognized:
Actuarial loss	6.4	5.3	4.3
Prior service cost	0.9	1.1	1.8
Net periodic benefit cost	$6.0	$7.6	$7.5

Rates relevant to each year's expense calculations
Discount rate	3.66%	4.28%	4.49%
Expected return on plan assets	6.25%	6.50%	6.50%

(a)	As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $4.1 million and $3.8 million in 2017 and 2016, respectively.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2018	2017	2016
Net actuarial loss	$3.4	$9.1	$20.9
Plan curtailment (a)	—	(4.1)	(3.8)
Reversal of amortization item:
Net actuarial loss	(6.4)	(5.3)	(4.3)
Prior service cost	(0.9)	(1.1)	(1.8)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(3.9)	$(1.4)	$11.0

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$2.1	$6.2	$18.5

(a)	As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $4.1 million and $3.8 million in 2017 and 2016, respectively.

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $34.6 million decreased the benefit obligation for the year ended December 31, 2018 and an actuarial loss of $28.1 million increased the benefit obligation for the year ended December 31, 2017. The actuarial gain in 2018 was primarily due to an increase in the discount rate, while the actuarial loss in 2017 was primarily due to a decrease in the discount rate.

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

At December 31, 2018, we are maintaining our long-term rate of return assumption of 6.25% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2018, we have increased our assumed discount rate to 4.35% from 3.66% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2019 pension expense of approximately $3.2 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2019 pension expense of approximately $3.2 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.1 million to 2019 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.4 million to 2019 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2018. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2018, 2017 and 2016 were:

Benefit Obligation Assumptions	Pension
	2018	2017	2016
Discount rate for obligations	4.35%	3.66%	4.28%
Rate of compensation increases	3.94%	3.94%	3.94%

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

The following table summarizes our target pension plan allocation for 2018:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2018	2017
Equity Securities	38%	33%	35%
Debt Securities	56%	58%	55%
Cash and Cash Equivalents	—%	1%	—%
Real Estate	6%	8%	10%

The fair values of our pension plan assets at December 31, 2018 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2018
$ in millions	Market Value at December 31, 2018	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$79.3	$79.3	$—	$—
International equities (a)	25.9	25.9	—	—
Fixed income (b)	143.7	143.7	—	—
Fixed income securities:
U.S. Treasury securities	37.5	37.5	—	—
Cash and cash equivalents:
Money market funds (c)	2.4	2.4	—	—
Other investments:
Core property collective fund (d)	24.1	—	24.1	—
Total pension plan assets	$312.9	$288.8	$24.1	$—

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

(c)
This category is comprised of investments in U.S. treasury obligations that seek to preserve principal and maintain liquidity while providing current income. The funds are valued at the assets’ amortized cost to maintain a stable per share net asset value.

(d)
This category represents a property fund that invests in commercial real estate. The fair value of the fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The fair values of our pension plan assets at December 31, 2017 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2017
$ in millions	Market Value at December 31, 2017	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$78.2	$78.2	$—	$—
International equities (a)	46.3	46.3	—	—
Fixed income (b)	163.3	163.3	—	—
Fixed income securities:
U.S. Treasury securities	33.5	33.5	—	—
Other investments: (c)
Core property collective fund	36.2	—	36.2	—
Total pension plan assets	$357.5	$321.3	$36.2	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $7.5 million to the pension plan in the year ended December 31, 2018 and $5.0 million to the pension plan in each of the years ended December 31, 2017 and 2016.

We expect to make contributions of $0.4 million to our SERP in 2019 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2019.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 101%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.4 million in 2019, which includes $1.9 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2019	$26.7
2020	$26.5
2021	$26.3
2022	$26.0
2023	$25.9
2024 - 2028	$125.1

Note 10 – Equity

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

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2018.

As described above, DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2018, DPL’s leverage ratio was at 1.47 to 1.00 and DPL’s senior long-term debt rating from a major credit rating agency was below investment grade. As a result, as of December 31, 2018, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2018. All common shares are held by DP&L’s parent, DPL.

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

As such, AES agreed to make non-cash capital contributions of $97.1 million and waive the amount owed to it by DPL related to tax-sharing payments for current tax liabilities through December 31, 2017. For the year ended December 31, 2018, AES made capital contributions of $40.0 million by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities. See Note 8 – Income Taxes for additional information.

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

At December 31, 2018, DPL had $23.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of AES Ohio Generation to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. We had no outstanding balance of obligations for commercial transactions covered by these guarantees at December 31, 2018. The carrying amount of obligations for commercial transactions covered by these guarantees and recorded in our Consolidated Balance Sheets was $0.9 million at December 31, 2017.

To date, DPL has not incurred any losses related to these guarantees and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2018, DP&L could be responsible for the repayment of 4.9%, or $68.1 million, of a $1,389.6 million debt obligation comprised of both fixed and variable rate securities with maturities between 2019 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2018, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$209.4	$139.5	$69.9	$—	$—
Purchase orders and other contractual obligations	$40.2	$11.4	$14.8	$14.0	$—

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2018, DPL had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2018, cannot be reasonably determined.

Environmental Matters
DPL’s facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following. However, as described further below, as a result of DPL’s retirement of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations, the planned 2020 retirement of Conesville and our exiting of our generation business, certain of these environmental regulations and laws are now not expected to have a material impact on DPL with respect to these generating stations.

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

In addition to imposing continuing compliance obligations, these laws, rules and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such laws, rules and regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our current and previously owned and operated coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.

Note 12 – Related Party Transactions

Service Company
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

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

Long-term Compensation Plan
During 2018, 2017 and 2016, many of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2018, 2017 and 2016 was $0.4 million, $0.4 million and $0.5 million, respectively, and was included in “Other Operating Expenses” on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DPL’s Consolidated Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2018	2017	2016
Transactions with the Service Company
Charges for services provided	$41.0	$46.5	$42.8
Charges to the Service Company	$4.9	$4.2	$4.6
Transactions with other AES affiliates:
Payments for health, welfare and benefit plans	$7.9	$15.4	$9.6
Consulting services	$2.0	$—	$—

Balances with related parties:	At December 31, 2018	At December 31, 2017
Net payable to the Service Company	$(4.8)	$(3.9)
Net payable to other AES affiliates	$(0.5)	$(0.6)

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.2 million and $0.3 million at December 31, 2018 and 2017, respectively, is included in Other deferred assets within Other noncurrent assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2018 and 2017, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Long-term debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Effective with the approval of DP&L's 2017 ESP, DPL is restricted from making tax sharing payments to AES throughout the term of the DMR and amounts that would otherwise have been tax sharing liabilities are considered deemed capital contributions. See Note 8 – Income Taxes for more information.

Note 13 – Business Segments

Beginning with the second quarter of 2018, DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements. AES Ohio Generation now only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the threshold to be a separate reportable operating segment. Because of this, DPL now manages its business through only one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The Utility segment is discussed further below:

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 525,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and the Hutchings EGU, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

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

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2018
Revenues from external customers	$737.8	$38.1	$—	$775.9
Intersegment revenues	0.9	2.9	(3.8)	—
Total revenues	$738.7	$41.0	$(3.8)	$775.9

Depreciation and amortization	$74.5	$(1.4)	$—	$73.1
Fixed-asset impairment	$—	$2.8	$—	$2.8
Interest expense	$27.3	$70.7	$—	$98.0
Income / (loss) from continuing operations before income tax	$104.4	$(72.5)	$—	$31.9

Cash capital expenditures	$93.1	$10.5	$—	$103.6

Total assets (end of year)	$1,819.6	$545.9	$(482.4)	$1,883.1

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2017
Revenues from external customers	$718.9	$25.0	$—	$743.9
Intersegment revenues	1.1	4.4	(5.5)	—
Total revenues	$720.0	$29.4	$(5.5)	$743.9

Depreciation and amortization	$75.3	$0.8	$—	$76.1
Interest expense	$30.5	$79.5	$—	$110.0
Income / (loss) from continuing operations before income tax	$88.5	$(95.0)	$—	$(6.5)

Cash capital expenditures	$85.6	$35.9	$—	$121.5

Total assets (end of year)	$1,695.9	$736.5	$(383.2)	$2,049.2

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2016
Revenues from external customers	$806.7	$27.5	$—	$834.2
Intersegment revenues	1.3	5.7	(7.0)	—
Total revenues	$808.0	$33.2	$(7.0)	$834.2

Depreciation and amortization	$71.0	$2.6	$—	$73.6
Fixed-asset impairment	$—	$23.9	$—	$23.9
Interest expense	$25.4	$82.3	$(0.3)	$107.4
Income / (loss) from continuing operations before income tax	$143.0	$(130.6)	$—	$12.4

Cash capital expenditures	$83.4	$65.1	$—	$148.5

Total assets (end of year)	$1,710.5	$1,145.9	$(437.2)	$2,419.2

(a)	"Other" includes Cash capital expenditures and Total assets related to the assets of discontinued operations and held-for-sale businesses for all periods presented.

Note 14 – Revenue

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

Wholesale Revenues – All of the power produced from DPL's ownership interest in Conesville and DP&L's share of the power produced at OVEC is sold to PJM and these are classified as Wholesale revenues.

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

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that DP&L, as the transmission operator, has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

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

DPL's revenue from contracts with customers was $743.8 million for the year ended December 31, 2018. The following table presents our revenue from contracts with customers and other revenue by segment for the year ended December 31, 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2018
Retail Revenue
Retail revenue from contracts with customers	$625.8	$—	$(1.0)	$624.8
Other retail revenues (a)	32.1	—	—	32.1
Wholesale Revenue
Wholesale revenue from contracts with customers	29.9	22.1	—	52.0
RTO revenue	43.1	0.1	—	43.2
RTO capacity revenues	7.8	6.6	—	14.4
Other revenues from contracts with customers (b)	—	9.4	—	9.4
Other revenues	—	2.8	(2.8)	—
Total revenues	$738.7	$41.0	$(3.8)	$775.9

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

(b)	Other revenues from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $72.6 million and $63.0 million as of December 31, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 15 – Discontinued Operations

On December 8, 2017, DPL and AES Ohio Generation completed the sale transaction of their entire undivided interest in the Miami Fort Station and the Zimmer Station, which resulted in a gain on sale of $14.0 million for the year ended December 31, 2017. On March 27, 2018, DPL and AES Ohio Generation completed the sale transaction of the Peaker assets to Kimura Power, LLC, which resulted in a loss on sale of $1.9 million for the year ended December 31, 2018. Further, on May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned. Consequently, in the second quarter of 2018, DPL determined that the disposal of this group of components as a whole represents a strategic shift by us to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations and financial position for this group of components were reported as such in the Consolidated Statements of Operations and Consolidated Balance Sheets for all periods presented.

Previously, on January 1, 2016, DPL closed on the sale of DPLER, its competitive retail business. The sale agreement was signed on December 28, 2015, and DPL received $75.5 million of restricted cash on December 31, 2015 for the sale. DPL recorded a gain on this transaction of $49.2 million in the first quarter of 2016. The gain included the impact of DPLER’s liability to DP&L that transferred with the sale on January 1, 2016. As such, the results of operations of DPLER were also reported as discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2016.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	December 31, 2018	December 31, 2017
Restricted cash	$—	$1.5
Accounts receivable, net	4.0	37.9
Inventories	—	19.4
Taxes applicable to subsequent years	2.3	7.4
Other prepayments and current assets	2.4	17.4
Property, plant & equipment, net	—	232.2
Intangible assets, net	5.3	5.5
Other deferred assets	—	0.6
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$14.0	$321.9

Accounts payable	$3.9	$25.1
Accrued taxes	3.1	6.3
Other current liabilities	5.2	30.0
Long-term debt (a)	—	0.3
Deferred taxes (b)	(39.8)	(2.3)
Taxes payable	2.3	7.4
Pension, retiree and other benefits	9.7	10.6
Asset retirement obligations	90.4	116.6
Other deferred credits	6.6	5.9
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$81.4	$199.9

(a)	Long-term debt relates to capital leases.

(b)	Deferred taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the periods indicated:

	Years ended December 31,
$ in millions	2018	2017	2016
Revenues	$158.6	$492.9	$593.0
Cost of revenues	(74.3)	(249.5)	(349.6)
Operating and other expenses	(13.8)	(195.0)	(214.6)
Fixed-asset impairment	—	(175.8)	(835.2)
Income / (loss) from discontinued operations	70.5	(127.4)	(806.4)
Gain / (loss) from disposal of discontinued operations	(1.6)	14.0	49.2
Income tax expense / (benefit) from discontinued operations	30.0	(20.3)	(257.2)
Net income / (loss) from discontinued operations	$38.9	$(93.1)	$(500.0)

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(6.8) million, $126.8 million and $92.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash flows from investing activities for discontinued operations were $233.8 million, $51.8 million and $(56.8) million for the years ended December 31, 2018, 2017 and 2016, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750.0 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining interest expense is included in the discontinued operations above. The interest expense included in discontinued operations was $0.2 million and $0.5 million for the years December 31, 2017 and 2016, respectively.

AROs of Discontinued Operations
DPL's retired Stuart and Killen generating facilities continue to carry ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills, and ash disposal facilities. In the fourth quarter of 2018, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $27.6 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen is included in the AROs in the total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets as of December 31, 2018 above. As these plants are no longer in service, the reduction to the ARO liability was also recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating and other expenses of discontinued operations for the year ended December 31, 2018 in the table above.

Note 16 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the years ended December 31, 2018, 2017 and 2016, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

Note 17 – Fixed-asset impairments

During the fourth quarter of 2016, we tested the recoverability of our long-lived coal-fired generation assets. Lower forward dark spreads and capacity prices, along with the indicators at the other coal-fired facilities, collectively, resulted in an indicator of impairment for the Conesville asset group. We performed a long-lived asset impairment analysis for the Conesville asset group and determined that its carrying amount was not recoverable. The Conesville coal-fired facility asset group was determined to have a fair value of $1.1 million using the income approach. As a result, DPL recognized a total pre-tax asset impairment expense of $23.9 million.

During the year ended December 31, 2018, DPL recognized a total pre-tax asset impairment expense of $2.8 million for the Conesville asset group, as it was determined that additional amounts capitalized in 2018 were not recoverable.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of The Dayton Power & Light Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive income/(loss), cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2018, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
February 26, 2019

THE DAYTON POWER AND LIGHT COMPANY
Statements of Operations
	Years ended December 31,
$ in millions	2018	2017	2016
Revenues	$738.7	$720.0	$808.0

Cost of revenues:
Net fuel costs	2.4	0.5	5.3
Net purchased power cost	301.3	289.8	316.7
Total cost of revenues	303.7	290.3	322.0

Gross margin	435.0	429.7	486.0

Operating expenses:
Operation and maintenance	139.7	156.5	178.4
Depreciation and amortization	74.5	75.3	71.0
General taxes	73.1	76.3	68.0
Loss / (gain) on asset disposal	0.2	(0.5)	(0.4)
Loss on disposal of business (Note 15)	12.4	—	—
Total operating expenses	299.9	307.6	317.0

Operating income	135.1	122.1	169.0

Other income / (expense), net
Interest expense	(27.3)	(30.5)	(24.7)
Charge for early redemption of debt	(0.6)	(1.1)	(0.5)
Other income / (expense)	(2.8)	(2.0)	(0.2)
Total other expense, net	(30.7)	(33.6)	(25.4)

Income from continuing operations before income tax	104.4	88.5	143.6

Income tax expense from continuing operations	17.7	31.1	46.0

Net income from continuing operations	86.7	57.4	97.6

Discontinued operations (Note 14)
Loss from discontinued operations before income tax	—	(56.3)	(1,338.7)
Income tax benefit from discontinued operations	—	(15.9)	(468.4)
Net loss from discontinued operations	—	(40.4)	(870.3)

Net income / (loss)	86.7	17.0	(772.7)

Dividends on preferred stock	—	—	0.7

Income / (loss) attributable to common stock	$86.7	$17.0	$(773.4)
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2018	2017	2016
Net income / (loss)	$86.7	$17.0	$(772.7)
Equity securities activity:
Change in fair value of equity securities, net of income tax expense of $0.0, ($0.2) and ($0.1) for each respective period	—	0.5	0.2
Reclassification to earnings, net of income tax benefit of $0.0, $0.0 and $0.0 for each respective period	—	(0.1)	—
Net change in fair value of equity securities	—	0.4	0.2
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $0.1, ($7.2) and ($8.7) for each respective period	(0.1)	12.4	16.1
Reclassification to earnings, net of income tax benefit of $0.4, $0.2 and $0.2 for each respective period	(0.7)	(0.7)	(0.8)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0, $3.0 and $16.2 for each respective period	—	(5.5)	(29.2)
Net change in fair value of derivatives	(0.8)	6.2	(13.9)
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.6, $1.0 and $0.0 for each respective period	(2.2)	(1.9)	(0.1)
Net gain / (loss) for the period, net of income tax benefit / (expense) of ($0.4), $0.4 and $1.1 for each respective period	1.7	(0.8)	(5.9)
Reclassification to earnings, net of income tax expense of ($1.0), ($2.3) and ($1.8) for each respective period	3.3	4.5	5.9
Net change in unfunded pension and postretirement obligations	2.8	1.8	(0.1)

Other comprehensive income / (loss)	2.0	8.4	(13.8)

Net comprehensive income / (loss)	$88.7	$25.4	$(786.5)
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Balance Sheets
$ in millions	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$45.0	$5.2
Restricted cash	21.2	0.4
Accounts receivable, net (Note 2)	90.4	70.8
Inventories (Note 2)	7.7	7.3
Taxes applicable to subsequent years	72.4	71.1
Regulatory assets, current (Note 3)	41.1	23.9
Taxes receivable	19.6	6.5
Other prepayments and current assets	13.3	14.6
Total current assets	310.7	199.8

Property, plant and equipment:
Property, plant and equipment	2,274.4	2,247.2
Less: Accumulated depreciation and amortization	(988.0)	(987.3)
	1,286.4	1,259.9
Construction work in process	31.7	41.5
Total net property, plant and equipment	1,318.1	1,301.4
Other non-current assets:
Regulatory assets, non-current (Note 3)	152.6	163.2
Intangible assets, net of amortization	17.2	18.8
Other deferred assets	21.0	12.7
Total other non-current assets	190.8	194.7
Total Assets	$1,819.6	$1,695.9

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion - long-term debt (Note 7)	$4.6	$4.6
Short-term debt	—	10.0
Accounts payable	55.8	46.6
Accrued taxes	75.7	76.6
Accrued interest	0.4	0.8
Customer security deposits	21.3	21.8
Regulatory liabilities, current (Note 3)	34.9	14.8
Other current liabilities	17.5	12.9
Total current liabilities	210.2	188.1

Non-current liabilities:
Long-term debt (Note 7)	581.5	642.0
Deferred taxes (Note 8)	131.7	131.0
Taxes payable	77.1	75.8
Regulatory liabilities, non-current (Note 3)	278.3	221.2
Pension, retiree and other benefits (Note 9)	83.2	91.1
Asset retirement obligations	4.7	8.0
Other deferred credits	7.6	8.0
Total non-current liabilities	1,164.1	1,177.1

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	711.8	685.8
Accumulated other comprehensive loss	(35.3)	(36.2)
Accumulated deficit	(231.6)	(319.3)
Total common shareholder's equity	445.3	330.7

Total Liabilities and Shareholder's Equity	$1,819.6	$1,695.9
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Cash Flows
	Years ended December 31,
$ in millions	2018	2017	2016
Cash flows from operating activities:
Net income / (loss)	$86.7	$17.0	$(772.7)
Adjustments to reconcile Net income / (loss) to Net cash from operating activities
Depreciation and amortization	74.5	87.2	120.3
Amortization of deferred financing costs	3.1	1.1	2.9
Unrealized loss (gain) on derivatives	—	(1.0)	(4.2)
Deferred income taxes	16.3	8.1	(477.5)
Charge for early redemption of debt	0.6	1.1	0.5
Fixed-asset impairment	—	66.3	1,353.5
Loss on disposal of business	12.4	—	—
Loss / (Gain) on asset disposal	0.2	15.7	(0.1)
Changes in certain assets and liabilities:
Accounts receivable	13.5	14.6	(8.3)
Inventories	(0.3)	10.3	32.2
Prepaid taxes	—	—	2.7
Taxes applicable to subsequent years	(1.3)	6.4	—
Deferred regulatory costs, net	(9.2)	(23.7)	4.1
Accounts payable	3.8	(48.7)	14.6
Accrued taxes payable / receivable	(12.7)	(17.5)	(10.5)
Accrued interest payable	(0.4)	(1.3)	(2.0)
Pension, retiree and other benefits	(2.4)	4.8	3.0
Other	11.0	(5.0)	(21.3)
Net cash provided by operating activities	195.8	135.4	237.2
Cash flows from investing activities:
Capital expenditures	(93.1)	(101.7)	(128.3)
Payments on disposal of business	(14.5)	—	—
Proceeds from sale of property	10.6	—	0.2
Insurance proceeds	0.4	12.5	6.1
Other investing activities, net	(0.3)	(0.3)	0.4
Net cash used in investing activities	(96.9)	(89.5)	(121.6)
Cash flows from financing activities
Dividends and returns of capital paid to parent	(43.8)	(39.0)	(70.0)
Dividends paid on preferred stock	—	—	(0.7)
Retirement of long-term debt	(64.5)	(104.5)	(445.3)
Capital contribution from parent	80.0	70.0	—
Issuance of long-term debt	—	—	442.8
Deferred financing costs	—	—	(8.5)
Redemption on preferred stock	—	—	(23.5)
Borrowings from revolving credit facilities	30.0	40.0	—
Repayment of borrowings from revolving credit facilities	(40.0)	(30.0)	—
Borrowings from related party	—	30.0	10.0
Repayment of borrowings from related party	—	(35.0)	(40.0)
Other financing activities, net	—	(0.4)	—
Net cash used in financing activities	(38.3)	(68.9)	(135.2)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	27.0	15.8
Cash, cash equivalents, and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	60.6	4.0	(3.8)
Balance at beginning of year	5.6	1.6	5.4
Cash, cash equivalents, and restricted cash at end of year	$66.2	$5.6	$1.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$22.9	$28.4	$21.4
Income taxes paid, net	$13.1	$28.1	$0.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.8	$19.7	$14.8
Equity contribution to settle liability	$—	$—	$7.5
Distribution of generation assets to subsidiary of parent	$(10.0)	$(86.2)	$—
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Shareholder's Equity
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / Accumulated Deficit	Total
Year ended December 31, 2016
Beginning balance	41,172,173	$0.4	$803.7	$(28.7)	$437.3	$1,212.7
Net comprehensive loss				(13.8)	(772.7)	(786.5)
Common stock dividends and returns of capital					(70.0)	(70.0)
Preferred stock dividends					(0.7)	(0.7)
Other			7.0		(0.2)	6.8
Ending balance	41,172,173	0.4	810.7	(42.5)	(406.3)	362.3
Year ended December 31, 2017
Net comprehensive income				8.4	17.0	25.4
Common stock dividends and returns of capital			(39.0)			(39.0)
Transfer of generation assets to subsidiary of parent			(86.2)	(2.1)		(88.3)
Capital contribution from parent			70.0			70.0
Other (b)			(69.7)		70.0	0.3
Ending balance	41,172,173	0.4	685.8	(36.2)	(319.3)	330.7
Year ended December 31, 2018
Net comprehensive income				2.0	86.7	88.7
Common stock dividends and returns of capital			(43.8)			(43.8)
Transfer of generation assets to subsidiary of parent (c)			(10.0)			(10.0)
Capital contribution from parent			80.0			80.0
Other (d)			(0.2)	(1.1)	1.0	(0.3)
Ending balance	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3

(a)	$0.01 par value, 50,000,000 shares authorized.

(b)
In 2017, we reclassified the presentation of the December 2016 dividend payment of $70.0 million. This was originally recorded as a charge to Accumulated deficit but was reclassified as a charge to Other paid-in capital as it represented a return of capital.

(c)	In 2018, DP&L transferred additional deferred taxes to AES Ohio Generation under the provisions of SAB 118 through an equity transaction with DPL. See Note 8 – Income Taxes for additional information.

(d)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments.

See Notes to Financial Statements.

The Dayton Power and Light Company
Notes to Financial Statements
For the years ended December 31, 2018, 2017 and 2016

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 525,000 customers located in West Central Ohio. DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. Since January 2016, DP&L has been sourcing all of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities, excluding the Beckjord Facility and Hutchings EGU, were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Also, Stuart Station Unit 1 was retired on October 1, 2017. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market. As a result of Generation Separation, DP&L now only has one reportable segment, Transmission and Distribution. In addition to DP&L's electric transmission and distribution businesses, the Transmission and Distribution segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which were either closed or sold in prior periods.

DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates, and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs or overcollections of riders.

DP&L employed 647 people at January 31, 2019. Approximately 58% of all employees are under a collective bargaining agreement.

Financial Statement Presentation
DP&L does not have any subsidiaries.

Through June 2018, DP&L had undivided ownership interests in numerous transmission facilities. These undivided interests in jointly-owned facilities were accounted for on a pro rata basis in the Financial Statements. In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. See Note 4 – Property, Plant and Equipment for more information.

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

The power sales and purchases within DP&L’s service territory are reported on a net hourly basis as revenues or purchased power on our Statements of Operations. We record expenses when purchased electricity is received and when expenses are incurred. For additional information, see Note 13 – Revenue.

Allowance for Uncollectible Accounts
We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collections efforts have been exhausted.

Property, Plant and Equipment
We record our ownership share of our undivided interest in jointly-owned transmission and distribution property as an asset in property, plant and equipment. New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. For non-regulated property, cost also includes capitalized interest. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators AFUDC and capitalized interest was $0.5 million, $1.5 million and $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies, and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DP&L’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates. For DP&L’s transmission and distribution assets, straight-line depreciation is applied on an average annual composite basis using group rates that approximated 3.0% in 2018, 3.4% in 2017 and 4.6% in 2016. Depreciation expense was $68.2 million, $69.6 million and $64.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The deferral of costs (as regulatory assets) is appropriate only when the future recovery of such costs is probable. In assessing probability, we consider such factors as specific orders from the PUCO or FERC, regulatory precedent and the current regulatory environment. To the extent recovery of costs is no longer deemed probable, related regulatory assets would be required to be expensed in current period earnings. Our regulatory assets and liabilities have been created pursuant to a specific order of the PUCO or FERC or established regulatory practices, such as other utilities under the jurisdiction of the PUCO or FERC being granted recovery of similar costs. It is probable, but not certain, that these regulatory assets will be recoverable, subject to PUCO or FERC approval. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected See Note 3 – Regulatory Matters for more information.

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

Software is amortized over seven years Amortization expense was $6.3 million, $5.7 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The estimated amortization expense of this internal-use software over the next five years is $11.1 million ($3.5 million in 2019, $2.4 million in 2020, $2.2 million in 2021, $1.8 million in 2022 and $1.2 million in 2023).

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

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liability with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment See Note 3 – Regulatory Matters for additional information.

DP&L files U.S. federal income tax returns as part of the consolidated U.S. income tax return filed by AES. The consolidated tax liability is allocated to each subsidiary based on the separate return method which is specified in our tax allocation agreement and which provides a consistent, systematic and rational approach See Note 8 – Income Taxes for additional information.

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other deferred assets on the Consolidated Balance Sheets.

Held-for-sale Businesses
A business classified as held-for-sale is reflected on the balance sheet at the lower of its carrying amount or estimated fair value less cost to sell. A loss is recognized if the carrying amount of the business exceeds its estimated fair value less cost to sell. This loss is limited to the carrying value of long-lived assets until the completion of the sale, at which point, any additional loss is recognized. If the fair value of the business subsequently exceeds the carrying amount while the business is still held-for-sale, any impairment expense previously recognized will be reversed up to the lower of the previously recognized expense or the subsequent excess.

Assets and liabilities related to a business classified as held-for-sale are segregated in the current balance sheet in the period in which the business is classified as held-for-sale. Assets and liabilities of held-for-sale businesses are classified as current when they are expected to be disposed of within twelve months. Transactions between the business held-for-sale and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. See Note 14 – Generation Separation for further information.

Discontinued Operations
Discontinued operations reporting occurs only when the disposal of a business or a group of assets represents a strategic shift that has (or will have) a major effect on our operations and financial results. We report financial results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Prior period amounts in the statement of operations and balance sheet are retrospectively revised to reflect the businesses determined to be discontinued operations. The cash flows of businesses that are determined to be discontinued operations are included within the relevant categories within operating, investing and financing activities on the face of the Statements of Cash Flows.

Transactions between the businesses determined to be discontinued operations and businesses that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held-for-sale. The results of discontinued operations include any gain or loss recognized on closing or adjustment of the carrying amount to fair value. See Note 14 – Generation Separation for further information.

Generation Separation
With the transfer of DP&L's generation assets to an affiliate (see Note 14 – Generation Separation), DP&L's generation business is presented as a discontinued operation and the operating activities have been reclassified to "Discontinued operations" in the Statements of Operations for the years ended December 31, 2017 and 2016 and in the notes to the financial statements.

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts for the years ended December 31, 2018, 2017 and 2016 were $51.7 million, $49.4 million and $50.9 million, respectively.

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

The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Balance Sheet that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

$ in millions	December 31, 2018	December 31, 2017
Cash and cash equivalents	$45.0	$5.2
Restricted cash	21.2	0.4
Cash, Cash Equivalents, and Restricted Cash, End of Period	$66.2	$5.6

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction.

We use interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income, a component of shareholder’s equity. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability, and property damage on an ongoing basis. DP&L is responsible for claims costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. DP&L has estimated liabilities for medical, life, disability, and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $4.3 million and $4.4 million at December 31, 2018 and 2017, respectively, within Other current liabilities and Other deferred credits on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DP&L are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

Pension and Postretirement Benefits
We recognize in our Balance Sheets an asset or liability reflecting the funded status of pension and other postretirement plans with current-year changes from actuarial gains or losses related to our regulated operations, that would otherwise be recognized in AOCI, recorded as a regulatory asset as this can be recovered through future rates. Such changes that are not related to our regulated operations are recognized in AOCI. All plan assets are recorded at fair value. We follow the measurement date provisions of the accounting guidance, which require a year-end measurement date of plan assets and obligations for all defined benefit plans.

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

New accounting pronouncements adopted in 2018
The following table provides a brief description of recently adopted accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our financial statements.

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
Transition method: retrospective or prospective.
		October 1, 2018	We elected to early-adopt this standard on a prospective basis, effective for fiscal year 2018. The adoption of this standard did not have a material impact on our financial statements.
2018-14, Compensation— Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework	This standard modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. Transition method: retrospective.	Early adoption elected, January 1, 2018	Impact limited to changes in financial statement disclosures.
2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost
This standard changes the presentation of non-service costs associated with defined benefit plans and updates the guidance so that only the service cost component will be eligible for capitalization.
Transition method: retrospective for presentation of non-service cost and prospective for the change in capitalization.
		January 1, 2018	For the years ended December 31, 2017 and 2016 we reclassified non-service pension costs from Operating expenses to Other expense of ($1.5) million and ($0.9) million, respectively.
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
Transition method: retrospective.
January 1, 2018
For the years ended December 31, 2017 and 2016, we reclassified from "Net cash used in investing activities" to "Net increase / (decrease) in cash, cash equivalents and restricted cash" $26.6 million and ($11.9) million, respectively.

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
Transition method: modified retrospective. Prospective for equity investments without readily determinable fair value.
		January 1, 2018	We adopted this standard January 1, 2018. At that date, we transferred $1.7 million ($1.1 million net of tax) of unrealized gains from AOCI to Retained Earnings.
2014-09, 2015-14, 2016-08, 2016-10, 2016-12, 2016-20, 2017-10, 2017-13, Revenue from Contracts with Customers (Topic 606)	See discussion of the ASU below.	January 1, 2018	See impact upon adoption of the standard below.

Adoption of FASC Topic 606, "Revenue from Contracts with Customers"
On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers", and its subsequent corresponding updates ("FASC 606"). The core principle of this standard is that an entity shall recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We applied the modified retrospective method of adoption to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning January 1, 2018 are presented under FASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under the previous revenue recognition standard. For contracts that were modified before January 1, 2018, we have not retrospectively restated the contracts for modifications. We instead reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. We do not expect the adoption of the new revenue standard to have a material impact to our net income on an ongoing basis.

There was no cumulative effect to our January 1, 2018 Balance Sheet resulting from the adoption of FASC 606.

New accounting pronouncements issued but not yet effective - The following table provides a brief description of recent accounting pronouncements that could have a material impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or are expected to have no material impact on our financial statements.

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
		January 1, 2019. Early adoption is permitted.	We do not expect any impact on our financial statements upon adoption of the standard on January 1, 2019.
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity, and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.
Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.
		January 1, 2019. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements.
2018-19, 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our financial statements.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20 Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019. Early adoption is permitted.	We will adopt the standard on January 1, 2019; see below for the evaluation of the impact of its adoption on our financial statements.

Adoption of FASC Topic 842, "Leases"
ASU 2016-02 and its subsequent corresponding updates require lessees to recognize assets and liabilities for most leases but recognize expenses in a manner similar to today’s accounting. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance also eliminates today’s real estate-specific provisions.

The standard must be adopted using a modified retrospective approach. The FASB has provided an optional transition method, which we have elected, that allows entities to continue to apply the guidance in FASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, we will apply the transition provisions starting on January 1, 2019.

We have elected to apply a package of practical expedients that allow lessees and lessors not to reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842. These three practical expedients must be elected as a package and must be consistently applied to all leases. We have also elected to apply an optional transition practical expedient for land easements that allows an entity to continue applying its current accounting policy for all land easements that exist before the standard’s effective date that were not previously accounted for under FASC 840.

We established a task force focused on the identification of contracts that would be under the scope of the new standard and on the assessment and measurement of the right-of-use assets and related liabilities. Additionally, the implementation team has been working on the configuration of a lease accounting tool that will support the implementation and the subsequent accounting. The implementation team has also evaluated changes to our business processes, systems and controls to support recognition and disclosure under the new standard.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a lease receivable. According to FASC 842, the lease receivable includes the fair value of the plant after the contract period but does not include any variable payments such as margin on the sale of energy. Therefore, the lease receivable could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized lease receivable and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

The adoption of FASC 842 did not have a material impact on our financial statements.

Note 2 – Supplemental Financial Information

	December 31,
$ in millions	2018	2017
Accounts receivable, net
Customer receivables	$53.3	$44.2
Unbilled revenue	16.8	18.0
Amounts due from partners in jointly-owned stations	—	5.0
Due from PJM transmission enhancement settlement (a)	16.5	—
Due from affiliates	2.3	0.6
Other	2.4	4.1
Provisions for uncollectible accounts	(0.9)	(1.1)
Total accounts receivable, net	$90.4	$70.8

Inventories, at average cost
Materials and supplies	$7.1	$6.9
Other	0.6	0.4
Total inventories, at average cost	$7.7	$7.3

(a) - See Note 3 – Regulatory Matters for more information.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2018, 2017 and 2016 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Statements of Operations	Years ended December 31,
$ in millions		2018	2017	2016
Gains and losses on equity securities activity (Note 5):
	Other deductions	$—	$(0.1)	$—
	Income tax expense	—	—	—
	Net of income taxes	—	(0.1)	—

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(1.1)	(0.9)	(1.0)
	Income tax benefit	0.4	0.2	0.2
	Net of income taxes	(0.7)	(0.7)	(0.8)

	Loss from discontinued operations	—	(8.5)	(45.4)
	Income tax benefit from discontinued operations	—	3.0	16.2
	Net of income taxes	—	(5.5)	(29.2)

Amortization of defined benefit pension items (Note 9):
	Other income	4.3	6.8	7.7
	Income tax expense	(1.0)	(2.3)	(1.8)
	Net of income taxes	3.3	4.5	5.9

Total reclassifications for the period, net of income taxes		$2.6	$(1.8)	$(24.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2018 and 2017 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at December 31, 2016	$0.7	$(2.7)	$(40.5)	$(42.5)

Other comprehensive income / (loss) before reclassifications	0.5	12.4	(2.7)	10.2
Amounts reclassified from accumulated other comprehensive income / (loss)	(0.1)	(6.2)	4.5	(1.8)
Net current period other comprehensive income	0.4	6.2	1.8	8.4

Transfer of generation assets to subsidiary of parent	—	(2.1)	—	(2.1)

Balance at December 31, 2017	1.1	1.4	(38.7)	(36.2)

Other comprehensive loss before reclassifications	—	(0.1)	(0.5)	(0.6)
Amounts reclassified from accumulated other comprehensive income / (loss) to earnings	—	(0.7)	3.3	2.6
Net current period other comprehensive income / (loss)	—	(0.8)	2.8	2.0

Amounts reclassified from accumulated other comprehensive income to accumulated deficit (a)	(1.1)	—	—	(1.1)

Balance at December 31, 2018	$—	$0.6	$(35.9)	$(35.3)

(a)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments.

Note 3 – Regulatory Matters

Distribution Rate Order
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

DIR – The DRO authorized DP&L to begin charging a Distribution Investment Rider ("DIR") set initially at $12.2 million annually, effective October 1, 2018. The DIR revenue requirement shall be updated quarterly and will increase as DP&L makes qualified investments in its distribution network, subject to annual revenue limits which increase each year; the revenue limit for 2019 is $22.0 million. The DIR will expire in November 2022 unless DP&L files a base distribution rate case on or before October 31, 2022, in which case the DIR will expire in November 2023.

Decoupling Rider – The DRO eliminated provisions in the existing decoupling rider which allowed DP&L to recover lost revenues resulting from the implementation of energy efficiency programs and replaced it with a revenue requirement that attempts to eliminate the impacts of weather and demand on DP&L’s revenues from residential and commercial distribution customers beginning January 1, 2019. As a result, in years with very mild weather and/or decreased demand, DP&L will be able to accrue a regulatory asset for recovery through the rider to normalize the revenues. Conversely, in periods of extreme temperatures or high demand for electricity, DP&L may record a liability for future reimbursement to customers. The rider also includes a one-time $3.7 million revenue requirement based on the increase in the number of DP&L’s residential and commercial customers from the rate case test year until September 30, 2018. Such amount was accrued and included in revenues in the third quarter of 2018 and will be collected by DP&L in 2019.

TCJA – The DRO partially resolved the TCJA impacts. The new distribution rates include the impacts of the decrease in current federal income taxes beginning October 1, 2018. The DRO did not designate how much DP&L may owe for any overcollection of taxes from January 1, 2018 through September 30, 2018, nor did it resolve any decrease in future rates related to amortization of excess accumulated deferred income taxes (“ADIT”). The DRO did, however, stipulate that DP&L must refund its customers an amount no less than $4.0 million per year for the first five years of the amortization period unless all balances owed are fully returned within the first five years. For more on the impacts of the TCJA, see below.

Vegetation Management Costs – The DRO authorizes DP&L to defer as a regulatory asset, with no carrying costs, annual expenses for vegetation management performed by third-party vendors. For calendar year 2018 annual expenses which are incremental to the baseline of $10.7 million can be deferred up to a $4.6 million cap. For calendar years 2019 and thereafter, annual expenses in excess of $15.7 million can be deferred up to a $4.6 million annual cap. Annual spending of less than the vegetation management baseline amounts will result in a reduction to the regulatory asset or creation of a regulatory liability. For 2018, DP&L accrued a regulatory asset for the maximum amount of $4.6 million based upon such provisions and spending above the baseline.

In December 2018, DP&L filed a Distribution Modernization Plan (“DMP”) with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s DMP: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics, and 8) Grid Modernization R&D.

ESP Order
On March 13, 2017, DP&L filed an amended stipulation to its 2017 ESP, which was subject to approval by the PUCO. A final decision was issued by the PUCO on October 20, 2017, modifying and adopting the amended stipulation and recommendation. The six-year 2017 ESP establishes DP&L's framework for providing retail service on a going-forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up mechanisms which include, but are not limited to, the following:

•	Bypassable standard offer energy rates for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable Distribution Modernization Rider (DMR) designed to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure with an option for DP&L to file for an extension of the rider for an additional two years in an amount subject to approval by the PUCO.

Consistent with that settlement and the PUCO order, on January 22, 2019, DP&L filed a request to extend the DMR for the additional two years at an annual revenue amount of $199.0 million. That request is pending PUCO review;

•	The establishment of a non-bypassable Distribution Investment Rider to recover incremental distribution capital investments, the amount of which was established in the DP&L DRO;

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

•
Restrictions on DPL making dividend or tax sharing payments and an obligation to convert then existing tax payments owed by DPL to AES into equity investments in DPL. See ; Note 8 – Income Taxes and Note 10 – Equity for more information on the tax sharing payment restrictions; and

•	Various other riders and competitive retail market enhancements.

On October 19, 2018 IGS, a retail electricity supplier, filed a Notice of Withdrawal from the amended settlement, citing a material modification by the PUCO's October 2017 order. To address the withdrawal, the PUCO established a new procedural schedule, including a hearing currently scheduled to begin April 1, 2019. Additionally, on January 7, 2019, the Ohio Consumers' Counsel appealed the 2017 ESP Order to the Supreme Court of Ohio. That appeal is pending.

DP&L is subject to a SEET threshold and is required to apply general rules for calculating earnings and comparing them to a comparable group to determine whether there were significantly excessive earnings during a given calendar year. The 2017 ESP maintains DP&L’s return on equity SEET threshold at 12% and provides that DMR amounts are excluded from the SEET calculation. On October 22, 2018, a stipulation was reached agreeing that DP&L did not exceed the SEET threshold for 2016 or 2017. That stipulation is pending PUCO approval. In future years, the SEET could have a material effect on results of operations, financial condition and cash flows.

Impact of Tax Reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the ESP, DPL will not make tax sharing payments. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L agreed to file an application at the PUCO by March 1, 2019 to refund eligible excess accumulated deferred income taxes (ADIT) and any related regulatory liability over a 10-year period. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations. DP&L’s rates were set using the new tax rate as a result of the distribution rate case.

FERC Proceedings
On May 8, 2018, DP&L filed to adjust its FERC jurisdictional transmission rates to reflect the effects of the decrease in federal income tax rates on the current portion of income tax expense as part of the TCJA, resulting in a decrease of approximately $2.4 million annually. The revised rates are in effect and all DP&L over and undercollections dating back to the March 21st effective date were settled in December 2018.

On November 15, 2018 FERC issued a Notice of Proposed Rulemaking to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. DP&L is unable to predict the outcome of this notice or the impact it may have on our Financial Statements

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L estimates the prior overcharge by PJM to be $41.6 million, of which approximately $14.3 million has been repaid to DP&L through December 31, 2018 and $16.5 million is classified as current in "Accounts receivable, net" and $10.8 million is classified as non-current in "Other deferred assets" on the accompanying Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in DP&L’s nonbypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $193.7 million and $187.1 million at December 31, 2018 and 2017, respectively, and total regulatory liabilities of $313.2 million and $236.0 million at December 31, 2018 and 2017, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DP&L’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2018	2017
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2019	$40.5	$23.9
Rate case expenses being recovered in base rates	B	2019	0.6	—
Total regulatory assets, current			41.1	23.9

Regulatory assets, non-current:
Pension benefits	B	Ongoing	87.5	92.4
Unrecovered OVEC charges	C	Undetermined	28.7	27.8
Fuel costs	B	2020	3.3	9.3
Regulatory compliance costs	B	2020	6.1	9.2
Smart grid and AMI costs	B	Undetermined	8.5	7.3
Unamortized loss on reacquired debt	B	Various	6.0	7.0
Deferred storm costs	A	Undetermined	4.7	2.1
Deferred vegetation management and other	A/B	Undetermined	7.8	8.1
Total regulatory assets, non-current			152.6	163.2

Total regulatory assets			$193.7	$187.1

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2018	$34.9	$14.8
Total regulatory liabilities, current			34.9	14.8

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	139.1	132.8
Deferred income taxes payable through rates		Various	116.3	83.4
PJM transmission enhancement settlement	A	2025	16.9	—
Postretirement benefits	B	Ongoing	6.0	5.0
Total regulatory liabilities, non-current			278.3	221.2

Total regulatory liabilities			$313.2	$236.0

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. DP&L is earning a net return on $5.5 million of this net deferral. These items include undercollection of: (i) Distribution Modernization Rider revenues, (ii) decoupling rider (see above), (iii) uncollectible rider and (iv) energy efficiency rider. It also includes the current portion of the following deferred costs which are described in greater detail below: unbilled fuel, regulatory compliance rider costs and deferred storm costs. As current liabilities, this includes overcollection of: (i) competitive bidding energy and auction costs, (ii) energy efficiency program costs, (iii) alternative energy rider, (iv) economic development rider, (v) certain transmission related costs including current portion of PJM transmission enhancement settlement (see above) and (vi) reconciliation rider.

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

Regulatory compliance rider represents the long-term portion of the regulatory compliance rider which was established by the 2017 ESP to recover the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs are being recovered over a three-year period.

Rate case costs represents costs associated with preparing a distribution rate case. DP&L was granted recovery of these costs which do not earn a return, as part of the DRO.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. On October 19, 2010, DP&L elected to withdraw its case pertaining to the Smart Grid and AMI programs. The PUCO accepted the withdrawal in an order issued on January 5, 2011. The PUCO also indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. DP&L requested recovery of these costs as part of the December 2018 DMP filing with the PUCO described earlier.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2017 and 2018. The 2017 ESP granted DP&L approval to establish a rider by which to seek recovery of these types of costs with a return. DP&L plans to file petitions seeking recovery of each calendar year of storm costs in the following calendar year. Recovery of these costs is probable by 2020, but not certain.

Estimated costs of removal - regulated property reflect an estimate of amounts collected in customer rates for costs that are expected to be incurred in the future to remove existing transmission and distribution property from service when the property is retired.

Deferred income taxes payable through rates represent deferred income tax liabilities recognized from the normalization of flow-through items as the result of taxes previously charged to customers. A deferred income tax asset or liability is created from a difference in income recognition between tax laws and accounting methods. As a regulated utility, DP&L includes in ratemaking the impacts of current income taxes and changes in deferred income tax liabilities or assets. On December 22, 2017, the TCJA was signed, which includes a provision to, among other things, reduce the federal corporate income tax rate to 21%, beginning January 1, 2018. As required by GAAP, on December 31, 2017, DP&L remeasured its deferred income tax assets and liabilities using the new expected tax rate. DP&L believes that the portion of the reduction in the net deferred tax liability which is related to deferred taxes considered in ratemaking will be used in future ratemaking to reduce jurisdictional retail rates. Accordingly, this liability reflects the estimated deferred taxes DP&L expects to return to customers in future periods.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DP&L’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
$ in millions		Composite Rate		Composite Rate (a)
Regulated:
Transmission	$386.7	2.4%	$414.6	2.4%
Distribution	1,796.4	3.2%	1,735.9	3.4%
General	30.9	3.6%	31.2	3.1%
Non-depreciable	60.4	N/A	64.6	N/A
Total regulated	2,274.4		2,246.3
Unregulated:
Other	—	N/A	0.2	2.7%
Non-depreciable	—	N/A	0.7	N/A
Total unregulated	—		0.9

Total property, plant and equipment in service	$2,274.4	3.0%	$2,247.2	3.4%

In June 2018, DP&L closed on a transmission asset transaction with Duke and AEP, where ownership stakes in certain previously co-owned transmission assets were exchanged to eliminate co-ownership. Each previously co-owned transmission asset became wholly-owned by one of DP&L, Duke or AEP after the transaction. This transaction also resulted in cash proceeds to DP&L of $10.6 million.

AROs
We recognize AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. The DP&L AROs are for our retired Hutchings EGU and relate primarily to asbestos removal.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Management routinely updates these estimates as additional information becomes available.

Changes in the Liability for Generation AROs

$ in millions
Balance at December 31, 2016	$8.2
Calendar 2017
Accretion expense	0.1
Settlements	(0.3)
Balance at December 31, 2017	8.0
Calendar 2018
Settlements (a)	(3.3)
Balance at December 31, 2018	$4.7

(a)	Primarily includes settlement related to transfer of Beckjord Facility. See Note 15 – Dispositions for additional information.

See Note 5 – Fair Value for further discussion on ARO fair value measurements.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $139.1 million and $132.8 million in estimated costs of removal at

December 31, 2018 and 2017, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

$ in millions
Balance at December 31, 2016	$126.5
Calendar 2017
Additions	12.0
Settlements	(5.7)
Balance at December 31, 2017	132.8
Calendar 2018
Additions	14.3
Settlements	(8.0)
Balance at December 31, 2018	$139.1

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2018 and 2017. See also Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2018		December 31, 2017
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.4	$0.4	$0.3	$0.3
Equity securities	2.4	3.5	2.5	4.2
Debt securities	4.1	4.0	4.3	4.3
Hedge funds	0.1	0.1	0.1	0.2
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$7.1	$8.1	$7.3	$9.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$586.1	$593.8	$646.6	$658.4

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2018 and 2017.

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

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the year ended December 31, 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the consolidated balance sheets and classified as available for sale.

During the year ended December 31, 2018, $0.5 million ($0.4 million after tax) of various investments were sold to facilitate the distribution of benefits.

The fair value of assets and liabilities at December 31, 2018 and 2017 and the respective category within the fair value hierarchy for DP&L was determined as follows:

$ in millions	Fair Value at December 31, 2018 (a)				Fair Value at December 31, 2017 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.4	$—	$—	$0.4	$0.3	$—	$—	$0.3
Equity securities	—	3.5	—	3.5	—	4.2	—	4.2
Debt securities	—	4.0	—	4.0	—	4.3	—	4.3
Hedge funds	—	0.1	—	0.1	—	0.2	—	0.2
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master trust assets	0.4	7.7	—	8.1	0.3	8.8	—	9.1
Derivative assets
Interest rate hedges	—	1.5	—	1.5	—	1.5	—	1.5
Total derivative assets	—	1.5	—	1.5	—	1.5	—	1.5

Total assets	$0.4	$9.2	$—	$9.6	$0.3	$10.3	$—	$10.6

Liabilities
Long-term debt	$—	$576.1	$17.7	$593.8	$—	$640.6	$17.8	658.4

Total liabilities	$—	$576.1	$17.7	$593.8	$—	$640.6	$17.8	$658.4

(a)	Includes credit valuation adjustment

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

Non-recurring Fair Value Measurements
We use the cost approach to determine the fair value of our AROs, which are estimated by discounting expected cash outflows to their present value at the initial recording of the liability. Cash outflows are based on the approximate future disposal cost as determined by market information, historical information or other management estimates. These inputs to the fair value of the AROs would be considered Level 3 inputs under the fair value hierarchy. The balance of AROs was $4.7 million and $8.0 million at December 31, 2018 and 2017, respectively.

Note 6 – Derivative Instruments and Hedging Activities

In the normal course of business, DP&L enters into various financial instruments, including derivative financial instruments. We use derivatives principally to manage the interest rate risk associated with our long-term debt. The derivatives that we use to economically hedge these risks are governed by our risk management policies for forward and futures contracts. Our net positions are continually assessed within our structured hedging programs to determine whether new or offsetting transactions are required. We monitor and value derivative positions monthly as part of our risk management processes. We use published sources for pricing, when possible, to mark positions to market. All of our derivative instruments are used for risk management purposes and are designated as cash flow hedges if they qualify under FASC 815 for accounting purposes.

DP&L's interest rate swaps are designated as a cash flow hedge. At December 31, 2018 and 2017, the principal balance of the interest rate hedges was $140.0 million and $200.0 million, respectively.

Cash Flow Hedges
As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. The effective portion of the hedging transaction is recognized in AOCI and transferred to earnings using specific identification of each contract when the forecasted hedged transaction takes place or when the forecasted hedged transaction is probable of not occurring. The ineffective portion of the cash flow hedge is recognized in earnings in the current period. All risk components were considered to determine the hedge effectiveness of the cash flow hedges. With the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities effective January 1, 2019, we will no longer be required to calculate effectiveness and thus the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2018	2017		2016
$ in millions (net of tax)	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI	$1.4	$(4.3)	$1.6	$9.2	$2.0

Net gains / (losses) associated with current period hedging transactions	(0.1)	11.9	0.5	15.7	0.4
Net gains / (losses) reclassified to earnings:
Interest expense	(0.7)	—	(0.7)	—	(0.8)
Loss from discontinued operations	—	(5.5)	—	(29.2)	—
Transfer of generation assets to subsidiary of parent	—	(2.1)	—	—	—
Ending accumulated derivative gain / (loss) in AOCI	$0.6	$—	$1.4	$(4.3)	$1.6

Portion expected to be reclassified to earnings in the next twelve months	$0.7
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	20

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

DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

			December 31,
	Hedging Designation	Balance sheet classification	2018	2017
Interest rate hedges in a Current asset position	Cash Flow Hedge	Other prepayments and current assets
Gross Fair Value as presented in the Balance Sheets			$0.9	$—

Interest rate hedges in a non-current asset position	Cash Flow Hedge	Other deferred assets
Gross Fair Value as presented in the Balance Sheets			$0.6	$1.5

Note 7 – Long-term debt

Long-term debt is as follows:

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2018	December 31, 2017
Term loan - rates from: 3.57% - 4.82% (a) and 4.00% - 4.60% (b)		2022	$436.1	$440.6
Tax-exempt First Mortgage Bonds - rates from: 2.49% - 2.93% (a) and 1.29% - 1.42% (b)		2020	140.0	200.0
U.S. Government note	4.2%	2061	17.7	17.8
Unamortized deferred financing costs			(6.3)	(9.8)
Unamortized debt discount			(1.4)	(2.0)
Total long-term debt			586.1	646.6
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$581.5	$642.0

(a)	Range of interest rates for the year ended December 31, 2018.

(b)	Range of interest rates for the year ended December 31, 2017.

At December 31, 2018, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2019	$4.6
2020	144.7
2021	4.7
2022	422.8
2023	0.2
Thereafter	16.8
593.8
Unamortized discounts and premiums, net	(1.4)
Deferred financing costs, net	(6.3)
Total long-term debt	$586.1

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

Debt Covenants and Restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00; except that, the ratio shall be suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, the ratio shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. As of December 31, 2018, DP&L's ratings meet those requirements and this ratio is suspended for the quarter ended December 31, 2018.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 8.09 to 1.00 as of December 31, 2018.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

As of December 31, 2018, DP&L was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Note 8 – Income Taxes

DP&L’s components of income tax expense on continuing operations were as follows:

	Years ended December 31,
$ in millions	2018	2017	2016
Computation of tax expense
Federal income tax expense (a)	$22.2	$31.0	$50.1
Increases (decreases) in tax resulting from:
State income taxes, net of federal effect	0.6	0.4	0.4
Depreciation of flow-through differences	(4.3)	1.2	3.0
Investment tax credit amortized	(0.3)	(0.3)	(0.4)
Accrual (settlement) for open tax years	—	(0.5)	3.4
Other, net (b)	(0.5)	(0.7)	(10.5)
Total tax expense	$17.7	$31.1	$46.0

Components of tax expense
Federal - current	$1.4	$13.5	$37.7
State and Local - current	—	0.2	0.5
Total current	1.4	13.7	38.2

Federal - deferred	15.5	17.0	7.7
State and local - deferred	0.8	0.4	0.1
Total deferred	16.3	17.4	7.8
Total tax expense	$17.7	$31.1	$46.0

(a)	The statutory tax rate of 21% in 2018 and 35% in 2017 and 2016 was applied to pre-tax earnings.

(b)	Includes expense / (benefit) of $(0.7) million and $(0.4) million in the years ended December 31, 2017 and 2016, respectively, of income tax related to adjustments from prior years.

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DP&L's effective tax rate, as a percentage of income from continuing operations before taxes for the years ended December 31, 2018, 2017 and 2016:

	Years ended December 31,
	2018	2017	2016
Statutory Federal tax rate	21.0%	35.0%	35.0%
State taxes, net of Federal tax benefit	0.6%	0.4%	0.3%
AFUDC - Equity	(0.1)%	1.4%	2.1%
Amortization of investment tax credits	(0.3)%	(0.4)%	(0.3)%
Depreciation of flow-through differences	(4.0)%	—%	—%
Other - net	(0.2)%	(1.3)%	(5.1)%
Effective tax rate	17.0%	35.1%	32.0%

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

Components of Deferred Tax Assets and Liabilities
	December 31,
$ in millions	2018	2017
Net non-current assets / (liabilities)
Depreciation / property basis	$(130.6)	$(126.5)
Income taxes recoverable	25.0	11.0
Regulatory assets	(16.2)	(23.9)
Investment tax credit	0.5	0.4
Compensation and employee benefits	0.3	17.6
Other	(10.7)	(9.6)
Net non-current liabilities	$(131.7)	$(131.0)

U.S. Tax Reform
On December 22, 2017, the U.S. enacted the TCJA. The TCJA significantly changes U.S. corporate income tax law.

In 2017, we recognized the income tax effects of the TCJA in accordance with Staff Accounting Bulletin No. 118 (“SAB 118”) which provides SEC guidance on the application of FASC 740, Income Taxes, in the reporting period in which the TCJA was signed into law. Accordingly, our 2017 financial statements reflected the income tax effects of U.S. tax reform for which the accounting was complete and provisional amounts for those impacts for which the accounting under FASC 740 was incomplete, but a reasonable estimate could be determined.

We completed our calculation of the impact of the TCJA in our income tax provision for the year ended December 31, 2018 in accordance with our understanding of the TCJA and guidance available as of the date of this filing. As a result of this remeasurement, certain deferred tax assets and liabilities related to regulated utility property of $17.0 million and $135.2 million at December 31, 2018 and 2017 were recorded as regulatory liabilities and were non-cash adjustments. These amounts result from the remeasurement of certain deferred tax assets and liabilities as the rates changed from 35% to 21%. Additionally, consistent with the provisions of SAB 118, in 2018 we finalized the remeasurement of deferred tax asset balances transferred to AES Ohio Generation as part of Generation Separation which resulted in an additional $10.0 million return of capital to DPL in 2018.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2018	2017	2016
Tax expense / (benefit)	$(0.3)	$4.0	$(7.0)

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. A reconciliation of the beginning and ending amount of unrecognized tax benefits for DP&L is as follows:

$ in millions
Balance at December 31, 2016	$4.9
Calendar 2017
Tax positions taken during prior period	—
Lapse of Statute of Limitations	(0.1)
Balance at December 31, 2017	4.8
Calendar 2018
Tax positions taken during prior period	—
Lapse of Statute of Limitations	—
Balance at December 31, 2018	$4.8

Of the December 31, 2018 balance of unrecognized tax benefits, $4.8 million is due to uncertainty in the timing of deductibility.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,400 for 2018 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.7 million, $3.1 million and $5.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays the majority of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.2 million and $12.7 million at December 31, 2018 and 2017, respectively, were not material to the financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plan's obligations and assets recorded on the Balance Sheets at December 31, 2018 and 2017. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.8 million and $1.1 million of costs billed to the Service Company for the years ended December 31, 2018 and 2017 or $3.3 million and $0.7 million of costs billed to AES Ohio Generation for the years ended December 31, 2018 and 2017.

$ in millions	Years ended December 31,
Change in benefit obligation	2018	2017
Benefit obligation at January 1	$436.9	$419.6
Service cost	6.1	5.7
Interest cost	13.8	14.2
Plan amendments	5.1	—
Plan curtailment	—	3.0
Actuarial (gain) / loss	(34.6)	28.1
Benefits paid	(40.8)	(33.7)
Benefit obligation at December 31	386.5	436.9

Change in plan assets
Fair value of plan assets at January 1	357.5	341.0
Actual return on plan assets	(11.7)	44.8
Employer contributions	7.9	5.4
Benefits paid	(40.8)	(33.7)
Fair value of plan assets at December 31	312.9	357.5

Unfunded status of plan	$(73.6)	$(79.4)

	December 31,
Amounts recognized in the Balance sheets	2018	2017
Current liabilities	$(0.4)	$(0.4)
Non-current liabilities	(73.2)	(79.0)
Net liability at end of year	$(73.6)	$(79.4)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$10.4	$6.7
Net actuarial loss	137.2	148.3
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$147.6	$155.0
Recorded as:
Regulatory asset	$87.3	$92.2
Accumulated other comprehensive income	60.3	62.8
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$147.6	$155.0

The accumulated benefit obligation for our defined benefit pension plans was $378.7 million and $428.3 million at December 31, 2018 and 2017, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2018	2017	2016
Service cost	$6.1	$5.7	$5.7
Interest cost	13.8	14.2	14.7
Expected return on assets	(21.2)	(22.8)	(22.8)
Plan curtailment (a)	—	5.6	5.7
Amortization of unrecognized:
Actuarial loss	9.4	8.7	7.2
Prior service cost	1.4	1.5	3.0
Net periodic benefit cost	$9.5	$12.9	$13.5

Rates relevant to each year's expense calculations
Discount rate	3.66%	4.28%	4.49%
Expected return on plan assets	6.25%	6.50%	6.50%

(a)	As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $5.6 million and $5.7 million in 2017 and 2016, respectively.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2018	2017	2016
Net actuarial loss	$3.4	$9.1	$20.9
Plan curtailment (a)	—	(5.6)	(5.7)
Reversal of amortization item:
Net actuarial loss	(9.4)	(8.7)	(7.2)
Prior service cost	(1.4)	(1.5)	(3.0)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(7.4)	$(6.7)	$5.0

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$2.1	$6.2	$18.5

(a)	As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $5.6 million and $5.7 million in 2017 and 2016, respectively.

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial gain of $34.6 million decreased the benefit obligation for the year ended December 31, 2018 and an actuarial loss of $28.1 million increased the benefit obligation for the year ended December 31, 2017. The actuarial gain in 2018 was primarily due to an increase in the discount rate, while the actuarial loss in 2017 was primarily due to a decrease in the discount rate.

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

At December 31, 2018, we are maintaining our long-term rate of return assumption of 6.25% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2018, we have increased our assumed discount rate to 4.35% from 3.66% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2019 pension expense of approximately $3.2 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2019 pension expense of approximately $3.2 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.1 million to 2019 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.4 million to 2019 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2018. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2018, 2017 and 2016 were:

Benefit Obligation Assumptions	Pension
	2018	2017	2016
Discount rate for obligations	4.35%	3.66%	4.28%
Rate of compensation increases	3.94%	3.94%	3.94%

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

The following table summarizes our target pension plan allocation for 2018:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category		2018	2017
Equity Securities	38%	33%	35%
Debt Securities	56%	58%	55%
Cash and Cash Equivalents	—%	1%	—%
Real Estate	6%	8%	10%

The fair values of our pension plan assets at December 31, 2018 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2018
$ in millions	Market Value at December 31, 2018	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$79.3	$79.3	$—	$—
International equities (a)	25.9	25.9	—	—
Fixed income (b)	143.7	143.7	—	—
Fixed income securities:
U.S. Treasury securities	37.5	37.5	—	—
Cash and cash equivalents:
Money market funds (c)	2.4	2.4	—	—
Other investments:
Core property collective fund (d)	24.1	—	24.1	—
Total pension plan assets	$312.9	$288.8	$24.1	$—

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

(c)
This category is comprised of investments in U.S. treasury obligations that seek to preserve principal and maintain liquidity while providing current income. The funds are valued at the assets’ amortized cost to maintain a stable per share net asset value.

(d)
This category represents a property fund that invests in commercial real estate. The fair value of the fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

The fair values of our pension plan assets at December 31, 2017 by asset category are as follows:

Fair Value Measurements for Pension Plan Assets at December 31, 2017
$ in millions	Market Value at December 31, 2017	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$78.2	$78.2	$—	$—
International equities (a)	46.3	46.3	—	—
Fixed income (b)	163.3	163.3	—	—
Fixed income securities:
U.S. Treasury securities	33.5	33.5	—	—
Other investments: (c)
Core property collective fund	36.2	—	36.2	—
Total pension plan assets	$357.5	$321.3	$36.2	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $7.5 million to the pension plan in the year ended December 31, 2018 and $5.0 million to the pension plan in each of the years ended December 31, 2017 and 2016.

We expect to make contributions of $0.4 million to our SERP in 2019 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2019.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 101%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.4 million in 2019, which includes $1.9 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over a seven-year period. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2019	$26.7
2020	$26.5
2021	$26.3
2022	$26.0
2023	$25.9
2024 - 2028	$125.1

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

Common Stock
DP&L has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2018. All common shares are held by DP&L’s parent, DPL.

Equity Settlement of Related Party Payable
In 2016, DP&L settled a $7.5 million payable to DPL relating to income taxes. This payable balance was settled through equity and DPL's investment in DP&L was increased by $7.5 million as consideration for extinguishing the payable.

Capital Contribution and Returns of Capital
In 2018, DP&L received an $80.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $43.8 million to DPL. In addition, DP&L recorded $10.0 million in 2018 as a return of capital to transfer additional deferred tax amounts under Generation Separation. See Note 8 – Income Taxes and Note 14 – Generation Separation for more information.

In 2017, DP&L received a $70.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $39.0 million to DPL. In connection with Generation Separation, DP&L recorded $86.2 million as a return of capital. See Note 14 – Generation Separation for more information.

In 2016, DP&L made a dividend payment of $70.0 million to DPL.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2018, DP&L could be responsible for the repayment of 4.9%, or $68.1 million, of a $1,389.6 million debt obligation comprised of both fixed and variable rate securities with maturities between 2019 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2018, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$209.4	$139.5	$69.9	$—	$—
Purchase orders and other contractual obligations	$39.8	$11.3	$14.7	$13.8	$—

Electricity purchase commitments:
DP&L enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2018, DP&L had various other contractual obligations including non-cancelable contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate in light of the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations, and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2018, cannot be reasonably determined.

Environmental Matters
DP&L's facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following. However, as described further below, as a result of DPL’s retirement of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations, the planned 2020 retirement of Conesville and our exiting of our generation business, certain of these environmental regulations and laws are now not expected to have a material impact on DPL with respect to these generating stations.

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

In addition to imposing continuing compliance obligations, these laws, rules and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such laws, rules and regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have a number of environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition or cash flows.

We have several pending environmental matters associated with our current and previously owned and operated coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.

Note 12 – Related Party Transactions

Service Company
The Service Company allocates the costs for services provided based on cost drivers designed to result in fair and equitable allocations. This includes ensuring that the regulated utilities served, including DP&L, are not subsidizing costs incurred for the benefit of other businesses.

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

Long-term Compensation Plan
During 2018, 2017 and 2016, many of DP&L’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2018, 2017 and 2016 was $0.3 million, $0.4 million and $0.5 million, respectively, and was included in “Other Operating Expenses” on DP&L’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DP&L’s Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2018	2017	2016
DP&L Cost of revenues:
Fuel and power purchased from AES Ohio Generation	$—	$5.4	$8.7
DP&L Operation & Maintenance Expenses:
Premiums charged for insurance services provided by MVIC (a)	$2.7	$3.1	$3.4
Transactions with the Service Company:
Charges for services provided	$25.7	$39.0	$38.7
Charges to the Service Company	$4.9	$4.2	$4.5
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$8.7	$14.3	$9.4
Charges to affiliates for non-power goods or services (b)	$7.1	$3.7	$5.7
Consulting services	$2.0	$—	$—

Balances with related parties:	At December 31, 2018	At December 31, 2017
Net payable to the Service Company	$(4.8)	$(3.9)
Net receivable from / (payable) to other AES affiliates	$(0.5)	$4.8

(a)
MVIC, a wholly-owned captive insurance subsidiary of DPL, provides insurance coverage to DP&L and other DPL subsidiaries for workers’ compensation, general liability, property damages and directors’ and officers’ liability. These amounts represent insurance premiums charged by MVIC to DP&L.

(b)
In the normal course of business DP&L incurred and recorded expenses on behalf of DPL affiliates. Such expenses included but were not limited to employee-related expenses, accounting, information technology, payroll, legal and other administration expenses. DP&L subsequently charged these expenses to the affiliates at DP&L’s cost and credited the expense in which they were initially recorded.

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, DP&L had a net receivable balance of $19.6 million and $6.5 million at December 31, 2018 and 2017, respectively, which is recorded in Taxes receivable on the accompanying Balance Sheets. During 2018, 2017 and 2016, DP&L made net payments of $14.6 million, $28.1 million and $0.0 million respectively, to DPL for its share of income taxes.

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

Wholesale Revenues – DP&L's share of the power produced at OVEC is sold to PJM and is classified as Wholesale revenues.

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

Transmission revenues have a single performance obligation, as transmission services represent a distinct service. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The price that DP&L, as the transmission operator, has the right to bill (received as a credit from PJM) corresponds directly with the value to the customer of performance completed in each period, as the price paid is the allocation of the tariff rate (as approved by the regulator) charged to network participants.

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

DP&L's revenue from contracts with customers was $706.6 million for the year ended December 31, 2018. The following table presents our revenue from contracts with customers and other revenue by segment for the year ended December 31, 2018:

Year ended December 31,
$ in millions	2018
Retail Revenue
Retail revenue from contracts with customers	$625.8
Other retail revenues (a)	32.1
Wholesale Revenue
Wholesale revenue from contracts with customers	29.9
RTO revenue	43.1
RTO capacity revenues	7.8
Total revenues	$738.7

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $70.1 million and $62.1 million as of December 31, 2018 and January 1, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 14 – Generation Separation

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

DP&L's generation business met the criteria to be classified as a discontinued operation, and, accordingly, the historical activity has been reclassified to "Discontinued operations" in the Statements of Operations for the years ended December 31, 2017 and 2016.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the periods indicated:

	Years ended December 31,
$ in millions	2017	2016
Revenues	$358.4	$557.9
Cost of revenues	(191.6)	(341.1)
Operating and other expenses	(156.8)	(202.0)
Fixed-asset impairment	(66.3)	(1,353.5)
Loss from discontinued operations	(56.3)	(1,338.7)
Income tax benefit from discontinued operations	(15.9)	(468.4)
Net loss from discontinued operations	$(40.4)	$(870.3)

In 2018, DP&L transferred additional deferred taxes to AES Ohio Generation under the provisions of SAB 118 through an equity transaction with DPL in the amount of $10.0 million. See Note 8 – Income Taxes for additional information.

Cash flows related to discontinued operations are included in the Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $21.8 million and $29.9 million for the years ended December 31, 2017 and 2016, respectively. Cash flows from investing activities for discontinued operations were $(3.5) million and $(39.0) million for the years ended December 31, 2017 and 2016, respectively.

The PUCO authorized DP&L to maintain long-term debt of $750 million or 75% of its rate base, whichever is greater, until January 1, 2018, or to file an application to explain why it would not achieve those metrics. Accordingly, $750.0 million of debt and the pro rata interest expense associated with that debt were allocated to continuing operations. All remaining interest expense is included in discontinued operations above. The interest expense included in discontinued operations was $0.2 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively.

Note 15 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the years ended December 31, 2018, 2017 and 2016, excluding the loss on transfer noted above.

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting:
There were no changes that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14 – Principal Accountant Fees and Services
Accountant Fees and Services
The following table presents the aggregate fees billed for professional services rendered to DPL and DP&L by Ernst & Young LLP during the years ended December 31, 2018 and 2017. Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP during the years ended December 31, 2018 and 2017.

	Fees billed
	Years ended December 31,
	2018	2017
Audit fees (a)	$1,242,650	$1,693,250
Audit-related Fees (b)	84,000	92,500
Tax Fees	—	—
All Other Fees	—	—
Total	$1,326,650	$1,785,750

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

PART IV

Item 15 – Exhibits, Financial Statements and Financial Statement Schedules

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Agreement and Plan of Merger, dated as of April 19, 2011, by and among DPL Inc., The AES Corporation and Dolphin Sub, Inc.	Exhibit 2.1 to Report on Form 8-K filed April 20, 2011 (File No. 1-9052)
X	X	2(b)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X	X	2(c)	Asset Contribution Agreement, dated as of September 28, 2017, by and between The Dayton Power and Light Company and AES Ohio Merger Sub, LLC	Exhibit 2.1 to Report on Form 8-K filed on October 2, 2017 (File No. 1-2385)
X	X	2(d)	Agreement and Plan of Merger, dated as of September 28, 2017, by and between AES Ohio Merger Sub, LLC and AES Ohio Generation, LLC	Exhibit 2.2 to Report on Form 8-K filed on October 2, 2017 (File No. 1-2385)
X		2(e)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC, and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)
X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(e)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(f)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(g)
Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein, and several Holders as defined therein
Exhibit 4(c) to Registration Statement No. 333-74630
X	X	4(h)	Loan Agreement, dated as of September 1, 2006, by and between Ohio Air Quality Development Authority and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed September 19, 2006 (File No. 1-2385)
X		4(i)	Indenture dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Report on Form 8-K filed October 5, 2011 by The AES Corporation (File No. 1-12291)
X		4(j)	Supplemental Indenture dated as of November 28, 2011, between DPL Inc. and Wells Fargo Bank, National Association	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-2385)
X		4(k)	Indenture dated October 6, 2014, between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed October 10, 2014 (File No. 1-9052)
X	X	4(l)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series A bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(m)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	4(n)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(o)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(p)
Bond Purchase and Covenants Agreement dated as of August 1, 2015, among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent, and the several lenders from time to time party thereto
Exhibit 4.5 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(q)
Amendment dated February 21, 2017 to Bond Purchase and Covenants Agreement by and among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent, and several lenders from time to time party thereto, dated as of August 1, 2015
Exhibit 4.R to Report Filed on Form 10-K for the year ended December 31, 2016 (File No. 1-2385)
X	X	4(r)	Fiftieth Supplemental Indenture dated as of August 1, 2016, by and between The Dayton Power and Light Company and The Bank of New York Mellon, Trustee	Exhibit 4.3 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	4(s)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		10(a)
Credit Agreement dated as of July 31, 2015, among DPL Inc., U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement
Exhibit 10.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X		10(b)
First Amendment dated as of December 15, 2017, to Credit Agreement by and among DPL Inc., U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement, dated as of July 31, 2015
Exhibit 10(b) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		10(c)	Guaranty Agreement dated as of July 31, 2015, between DPL Energy, LLC and U.S. Bank National Association, as Administrative Agent	Exhibit 10.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X		10(d)	Pledge Agreement dated as of July 31, 2015, between DPL Inc. and U.S. Bank National Association, as Collateral Agent	Exhibit 10.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X		10(e)
Open-end Mortgage, Security Agreement, Assignment of Leases and Rents, and Fixture Filing, dated as of July 31, 2015, made by DPL Energy LLC to U.S. Bank National Association, as Collateral Agent and Mortgagee
Exhibit 10.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-9052)
X	X	10(f)
Credit Agreement dated as of July 31, 2015, among The Dayton Power and Light Company, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, Fifth Third Bank, as Syndication Agent and an L/C Issuer, Bank of America, N.A., as Documentation Agent and an L/C Issuer, and the other lenders party to the Credit Agreement
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
Exhibit 10(i) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	10(j)
Credit Agreement dated August 24, 2016, among The Dayton Power and Light Company, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, Morgan Stanley Senior Funding, Inc., as a lender and BMO Capital Markets Corp., Fifth Third Securities, The Huntington National Bank, PNC Capital Markets LLC, RBC Capital Markets, LLC, Regions Capital Markets, a division of Regions Bank, and SunTrust Robinson Humphrey, Inc., as managing agents
Exhibit 4.1 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	10(k)	Amendment to Credit Agreement dated as of January 3, 2018, among The Dayton Power and Light Company, JPMorgan Chase Bank, N.A., as Administrative Agent and certain of the lenders party thereto	Exhibit 4.1 to Report on Form 8-K filed January 5, 2018 (File No. 1-2385)
X	X	10(l)	Pledge and Security Agreement dated as of August 24, 2016, between The Dayton Power and Light Company and JPMorgan Chase Bank, N.A., as collateral agent	Exhibit 4.2 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	10(m)	Stipulation and Recommendation dated January 30, 2017	Exhibit 10.1 to Report on Form 8-K filed February 3, 2017 (File No. 1-2385)
X	X	10(n)	Amended Stipulation and Recommendation dated March 13, 2017	Exhibit 10.1 to Report on Form 8-K filed March 14, 2017 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Furnished herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Furnished herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Furnished herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Furnished herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Furnished herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Furnished herewith as Exhibit 101.PRE

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

DPL Inc.

February 26, 2019	/s/ Barry J. Bentley
Barry J. Bentley
Interim President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 26, 2019	/s/ Barry J. Bentley
Barry J. Bentley
Interim President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director and Chairman	February 26, 2019
Kenneth J. Zagzebski

/s/ Leonardo Moreno	Director	February 26, 2019
Leonardo Moreno

/s/ Mary Stawikey	Director	February 26, 2019
Mary Stawikey

/s/ Barry J. Bentley	Director and Interim President and Chief Executive Officer	February 26, 2019
Barry J. Bentley	(principal executive officer)

/s/ Gustavo Garavaglia	Chief Financial Officer	February 26, 2019
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Nyhuis	Controller	February 26, 2019
Karin M. Nyhuis	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director and Chairman	February 26, 2019
Kenneth J. Zagzebski

/s/ Julian Nebreda	Director	February 26, 2019
Julian Nebreda

/s/ Leonardo Moreno	Director	February 26, 2019
Leonardo Moreno

/s/ Mark E. Miller	Director	February 26, 2019
Mark E. Miller

/s/ Paul L. Freedman	Director	February 26, 2019
Paul L. Freedman

/s/ Tish D. Mendoza	Director	February 26, 2019
Tish D. Mendoza

/s/ Thomas A. Raga	Director	February 26, 2019
Thomas A. Raga

/s/ Barry J. Bentley	Director and Interim President and Chief Executive Officer	February 26, 2019
Barry J. Bentley	(principal executive officer)

/s/ Gustavo Garavaglia	Vice President and Chief Financial Officer	February 26, 2019
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Nyhuis	Controller	February 26, 2019
Karin M. Nyhuis	(principal accounting officer)

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31, 2018
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2018
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,053	$3,411	$3,574	$890
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (b)	$36,328	$1,539	$8,794	$29,073
Year ended December 31, 2017
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,159	$3,141	$3,247	$1,053
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (b)	$38,266	$4,383	$6,321	$36,328
Year ended December 31, 2016
Deducted from accounts receivable -
Provision for uncollectible accounts	$835	$4,113	$3,789	$1,159
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (b)	$39,874	$—	$1,608	$38,266
(a)    Amounts written off, net of recoveries of accounts previously written off

(b)
Balances and activity for valuation allowances for deferred tax assets includes that of amounts presented within both the "Deferred taxes" line and the "Non-current liabilities of discontinued operations and held-for-sale businesses" line on DPL’s Consolidated Balance Sheets.

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years ended December 31, 2018
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2018
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,053	$3,411	$3,574	$890
Year ended December 31, 2017
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,159	$3,141	$3,247	$1,053
Year ended December 31, 2016
Deducted from accounts receivable -
Provision for uncollectible accounts	$835	$4,113	$3,789	$1,159
(a)    Amounts written off, net of recoveries of accounts previously written off