Form 10-Q
period 2019-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2019-05-07
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

DPL INC. (an Ohio corporation)	THE DAYTON POWER AND LIGHT COMPANY (an Ohio corporation)
Commission file number 1-9052	Commission file number 1-2385
1065 Woodman Drive Dayton, Ohio 45432	1065 Woodman Drive Dayton, Ohio 45432
937-259-7215	937-259-7215
I.R.S. Employer Identification No. 31-1163136	I.R.S. Employer Identification No. 31-0258470

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A	N/A	N/A

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

As of May 6, 2019, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended March 31, 2019

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP, approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns an interest in a coal-fired EGU and previously operated EGUs from which it makes wholesale sales
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
CPP	The Clean Power Plan, the USEPA's final carbon dioxide emission rules for existing power plants under Clean Air Act Section 111(d)
CSAPR	Cross-State Air Pollution Rule
DIR	Distribution Investment Rider as authorized in the DRO
DMP	Distribution Modernization Plan
DMR	Distribution Modernization Rider
DPL	DPL Inc.
DP&L
The Dayton Power and Light Company, the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio

DRO	Distribution Rate Order, the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
EGU	Electric Generating Unit
ELG	Steam Electric Power Effluent Limitations Guidelines
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan is a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed on February 26, 2019
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
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

MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Corporation
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
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

PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RTO	Regional Transmission Organization
SEC	Securities and Exchange Commission

GLOSSARY OF TERMS (cont.)

Term	Definition
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
TCJA	The Tax Cuts and Jobs Act of 2017, signed on December 22, 2017
TCRR	Transmission Cost Recovery Rider
U.S.	United States of America
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, considering the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•	growth in our service territory and changes in demand and demographic patterns;

•	weather-related damage to our electrical system;

•	performance of our suppliers;

•	transmission and distribution system reliability and capacity;

•	regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the PUCO;

•	federal and state legislation and regulations;

•	changes in our credit ratings or the credit ratings of AES;

•	fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;

•	changes in financial or regulatory accounting policies;

•	environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;

•	interest rates and the use of interest rate hedges, inflation rates and other costs of capital;

•	the availability of capital;

•	the ability of subsidiaries to pay dividends or distributions to DPL;

•	level of creditworthiness of counterparties to contracts and transactions;

•	labor strikes or other workforce factors, including the ability to attract and retain key personnel;

•	facility or equipment maintenance, repairs and capital expenditures;

•	significant delays or unanticipated cost increases associated with construction projects;

•	the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;

•	local economic conditions;

•	costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;

•	industry restructuring, deregulation and competition;

•
issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred and the risk of default of other PJM participants;

•	changes in tax laws and the effects of our tax strategies;

•	product development, technology changes and changes in prices of products and technologies;

•	cyberattacks and information security breaches;

•	the use of derivative contracts;

•
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snow storms, droughts or other similar occurrences; and

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

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

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2019	2018
Revenues	$209.0	$207.4

Cost of revenues:
Net fuel cost	3.5	4.5
Net purchased power cost	74.2	86.0
Total cost of revenues	77.7	90.5

Gross margin	131.3	116.9

Operating expenses:
Operation and maintenance	51.0	36.0
Depreciation and amortization	18.4	18.8
General taxes	19.5	19.4
Loss on asset disposal	0.9	0.1
Loss on disposal of business (Note 13)	—	11.7
Total operating expenses	89.8	86.0

Operating income	41.5	30.9

Other income / (expense), net:
Interest expense	(23.7)	(27.8)
Charge for early redemption of debt	—	(0.7)
Other income	1.4	0.1
Total other expense, net	(22.3)	(28.4)

Income from continuing operations before income tax	19.2	2.5

Income tax expense from continuing operations	2.7	0.2

Net income from continuing operations	16.5	2.3

Discontinued operations (Note 14):
Income from discontinued operations before income tax	29.8	20.0
Gain / (loss) from disposal of discontinued operations	0.1	(1.9)
Income tax expense from discontinued operations	4.3	3.5
Net income from discontinued operations	25.6	14.6

Net income	$42.1	$16.9
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended March 31,
$ in millions	2019	2018
Net income	$42.1	$16.9
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $0.1 and $(0.1) for each respective period	(0.3)	0.9
Reclassification to earnings, net of income tax expense of $0.1 and $0.6 for each respective period	(0.2)	(0.4)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0 and $(1.4) for each respective period	—	2.7
Total change in fair value of derivatives	(0.5)	3.2
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $0.0 and $(0.1) for each respective period	0.1	0.1
Total change in unfunded pension and postretirement obligations	0.1	0.1

Other comprehensive income / (loss)	(0.4)	3.3

Net comprehensive income	$41.7	$20.2
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$70.8	$90.5
Restricted cash	42.0	21.2
Accounts receivable, net (Note 2)	87.7	90.5
Inventories (Note 2)	11.9	10.7
Taxes applicable to subsequent years	54.5	72.6
Regulatory assets, current	34.8	41.1
Other prepayments and current assets	12.9	12.9
Current assets of discontinued operations and held-for-sale businesses	6.5	8.7
Total current assets	321.1	348.2

Property, plant & equipment:
Property, plant & equipment	1,637.9	1,615.6
Less: Accumulated depreciation and amortization	(324.3)	(310.8)
	1,313.6	1,304.8
Construction work in process	35.3	32.2
Total net property, plant & equipment	1,348.9	1,337.0

Other non-current assets:
Regulatory assets, non-current	151.2	152.6
Intangible assets, net of amortization	18.2	18.4
Other deferred assets	21.0	21.6
Non-current assets of discontinued operations and held-for-sale businesses	5.3	5.3
Total other non-current assets	195.7	197.9

Total assets	$1,865.7	$1,883.1

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Current portion of long-term debt (Note 6)	$103.6	$103.6
Accounts payable	39.5	58.1
Accrued taxes	78.1	76.7
Accrued interest	30.0	14.3
Customer security deposits	29.0	21.3
Regulatory liabilities, current	39.0	34.9
Other current liabilities	17.9	22.0
Current liabilities of discontinued operations and held-for-sale businesses	9.0	12.2
Total current liabilities	346.1	343.1

Non-current liabilities:
Long-term debt (Note 6)	1,372.1	1,372.3
Deferred taxes	113.0	116.1
Taxes payable	39.9	76.1
Regulatory liabilities, non-current	279.0	278.3
Pension, retiree and other benefits	74.2	82.3
Asset retirement obligations	9.4	9.4
Other deferred credits	7.9	8.0
Non-current liabilities of discontinued operations and held-for-sale businesses	52.5	69.2
Total non-current liabilities	1,948.0	2,011.7

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Other paid-in capital	2,372.1	2,370.5
Accumulated other comprehensive income	1.8	2.2
Accumulated deficit	(2,802.3)	(2,844.4)
Total common shareholder's deficit	(428.4)	(471.7)

Total liabilities and shareholder's deficit	$1,865.7	$1,883.1
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$42.1	$16.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	(3.1)	20.1
Charge for early redemption of debt	—	0.7
Deferred income taxes	5.2	(41.7)
Loss / (gain) on disposal and sale of business, net	(0.1)	13.6
Loss on asset disposal, net	0.9	0.6
Changes in certain assets and liabilities:
Accounts receivable, net	4.1	5.9
Inventories	(1.2)	3.2
Taxes applicable to subsequent years	18.7	19.7
Deferred regulatory costs, net	7.7	(2.1)
Accounts payable	(14.0)	(0.9)
Accrued taxes	(35.2)	8.2
Accrued interest	15.6	17.6
Customer security deposits	7.7	0.6
Pension, retiree and other benefits	(6.9)	(5.9)
Other	(4.9)	(5.9)
Net cash provided by operating activities	36.6	50.6
Cash flows from investing activities:
Capital expenditures	(34.3)	(27.3)
Proceeds from disposal and sale of business	—	234.9
Payments on disposal and sale of business	—	(14.5)
Other investing activities, net	—	2.3
Net cash provided by / (used in) investing activities	(34.3)	195.4
Cash flows from financing activities:
Repayment of long-term debt	(1.1)	(131.1)
Borrowings from revolving credit facilities	—	25.0
Repayment of borrowings from revolving credit facilities	—	(15.0)
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(1.2)	(121.1)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	(1.3)
Cash, cash equivalents, and restricted cash:
Net change	1.1	123.6
Balance at beginning of period	111.7	24.9
Cash, cash equivalents, and restricted cash at end of period	$112.8	$148.5
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$6.7	$7.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$4.4	$8.9
Non-cash proceeds from sale of business	$—	$4.1
Non-cash capital contribution (Note 9)	$1.5	$44.6
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained earnings / (accumulated deficit)	Total
Balance, January 1, 2018	1	$—	$2,330.4	$0.8	$(2,915.5)	$(584.3)
Net comprehensive income				3.3	16.9	20.2
Capital contributions (b)			44.6			44.6
Other (c)				(1.0)	1.0	—
Balance, March 31, 2018	1	$—	$2,375.0	$3.1	$(2,897.6)	$(519.5)

(a)	1,500 shares authorized.

(b)
Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricts tax sharing payments to AES during the term of the ESP. See Note 9 – Shareholder's Equity.

(c)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in Other Comprehensive Income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated deficit.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained earnings / (accumulated deficit)	Total
Balance, January 1, 2019	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(0.4)	42.1	41.7
Capital contributions (b)			1.5			1.5
Other			0.1			0.1
Balance, March 31, 2019	1	$—	$2,372.1	$1.8	$(2,802.3)	$(428.4)

(a)	1,500 shares authorized.

(b)
Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricts tax sharing payments to AES during the term of the ESP. See Note 9 – Shareholder's Equity.

See Notes to Condensed Consolidated Financial Statements.

DPL Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DPL is a diversified regional energy company organized in 1985 under the laws of Ohio. DPL has one reportable segment: the Utility segment. See Note 11 – Business Segments for more information relating to this reportable segment. The terms “we,” “us,” “our” and “ours” are used to refer to DPL and its subsidiaries.

DPL is an indirectly wholly-owned subsidiary of AES.

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 526,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, DP&L's distribution sales will primarily be impacted by customer growth within our service territory. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

DPL’s other primary subsidiaries include MVIC and AES Ohio Generation. MVIC is our captive insurance company that provides insurance services to DPL and our other subsidiaries. AES Ohio Generation's only operating asset is an undivided interest in Conesville. AES Ohio Generation sells all of its energy and capacity into the wholesale market. DPL's subsidiaries are all wholly-owned.

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

DPL and its subsidiaries employed 629 people as of March 31, 2019, of which 617 were employed by DP&L. Approximately 58% of all DPL employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of March 31, 2019, AES Ohio Generation has an undivided ownership interest in one coal-fired generating facility, which is included in the financial statements at a carrying value of zero as it has been fully impaired. Operating revenues and expenses of this facility are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report is issued.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2019; our results of operations for the three months ended March 31, 2019 and 2018, our cash flows for the three months ended March 31, 2019 and 2018 and the changes in our equity for the three months ended March 31, 2019 and 2018. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2019 may not be indicative of our results that will be realized for the full year ending December 31, 2019.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2019	December 31, 2018
Cash and cash equivalents	$70.8	$90.5
Restricted cash	42.0	21.2
Cash, Cash Equivalents, and Restricted Cash, End of Period	$112.8	$111.7

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2019 and 2018 were $13.9 million and $13.1 million, respectively.

New accounting pronouncements adopted in 2019 – The following table provides a brief description of recently adopted accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements.

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
		January 1, 2019.	The adoption of this standard had no material impact on our condensed consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)	See "Adoption of FASC Topic 842, Leases" below.	January 1, 2019.	See impact upon adoption of the standard below.

Adoption of FASC Topic 842, "Leases"
On January 1, 2019, we adopted ASU 2016-02 Leases and its subsequent corresponding updates (“FASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases, and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates current real estate-specific provisions.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a net investment in a lease. According to FASC 842, the net investment in the lease includes the fair value of the plant after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the net investment in the lease could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized net investment in the lease and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

During the course of adopting FASC 842, we applied various practical expedients including:

•	The package of practical expedients (applied to all leases) that allowed lessees and lessors not to reassess:

a.	whether any expired or existing contracts are or contain leases,

b.	lease classification for any expired or existing leases, and

c.	whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842.

•	The transition practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and

•
The transition practical expedient for lessees that allowed businesses to not separate lease and non-lease components. We applied the practical expedient to all classes of underlying assets when valuing right-of-use assets and lease liabilities. Contracts where we are the lessor were separated between the lease and non-lease components.

We applied the modified retrospective method of adoption and elected to continue to apply the guidance in FASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, we applied the transition provisions starting at the date of adoption.

The adoption of FASC 842 did not have a material impact on our condensed consolidated financial statements.

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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
$ in millions	2019	2018
Accounts receivable, net:
Customer receivables	$60.5	$55.8
Unbilled revenue	15.7	16.8
Amounts due from affiliates	0.7	—
Due from PJM transmission enhancement settlement	9.8	16.5
Other	1.6	2.3
Provision for uncollectible accounts	(0.6)	(0.9)
Total accounts receivable, net	$87.7	$90.5

Inventories, at average cost:
Fuel and limestone	$3.5	$1.9
Materials and supplies	8.4	8.3
Other	—	0.5
Total inventories, at average cost	$11.9	$10.7

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended March 31,
$ in millions		2019	2018
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.3)	$(1.0)
	Income tax expense	0.1	0.6
	Net of income taxes	(0.2)	(0.4)

	Loss from discontinued operations	—	4.1
	Income tax benefit from discontinued operations	—	(1.4)
	Net of income taxes	—	2.7

Amortization of defined benefit pension items (Note 8):
	Other expense	0.1	0.2
	Income tax benefit	—	(0.1)
	Net of income taxes	0.1	0.1

Total reclassifications for the period, net of income taxes		$(0.1)	$2.4

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2019	$17.0	$(14.8)	$2.2

Other comprehensive loss before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from AOCI to earnings	(0.2)	0.1	(0.1)
Net current period other comprehensive income / (loss)	(0.5)	0.1	(0.4)

Balance at March 31, 2019	$16.5	$(14.7)	$1.8

Note 3 – Regulatory Matters

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

Impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Beginning October 1, 2018, the new distribution rates approved in the DRO include the impacts of the decrease in current federal income taxes as a result of the TCJA. Under the terms of the stipulation approved in the DRO, DP&L agreed to file an application at the PUCO to refund eligible excess accumulated deferred income taxes ("ADIT") and any related regulatory liability over a 10-year period. DP&L made such a filing on March 1, 2019 and proposed to return a total of $65.1 million to customers. The timing and final amount to be returned to customers is unknown at this time. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations.

Note 4 – Fair Value

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2019 and December 31, 2018. Information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	March 31, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.4	$0.4
Equity securities	2.3	3.9	2.4	3.5
Debt securities	4.1	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$6.7	$8.3	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,475.7	$1,544.9	$1,475.9	$1,519.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2019 or 2018.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. On January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. Changes to fair value were not material for the three months ended March 31, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the condensed consolidated balance sheets and classified as available for sale.

Long-term debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2019 to 2061.

The fair value of assets and liabilities at March 31, 2019 and December 31, 2018 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at March 31, 2019 (a)				Fair value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.1	$—	$—	$0.1	$0.4	$—	$—	$0.4
Equity securities	—	3.9	—	3.9	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.1	8.2	—	8.3	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	1.1	—	1.1	—	1.5	—	1.5
Total Derivative assets	—	1.1	—	1.1	—	1.5	—	1.5

Total Assets	$0.1	$9.3	$—	$9.4	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$1,527.3	$17.6	$1,544.9	$—	$1,501.9	$17.7	$1,519.6

Total Liabilities	$—	$1,527.3	$17.6	$1,544.9	$—	$1,501.9	$17.7	$1,519.6

(a)	Includes credit valuation adjustment

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

As of March 31, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2019 and 2018:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$0.4	$16.6	$(2.8)	$17.5
Net gains / (losses) associated with current period hedging transactions	—	(0.3)	—	0.9
Net gains / (losses) reclassified to earnings
Interest expense	—	(0.2)	—	(0.4)
Income / (loss) from discontinued operations	—	—	2.7	—
Ending accumulated derivative gains / (losses) in AOCI	$0.4	$16.1	$(0.1)	$18.0

Portion expected to be reclassified to earnings in the next twelve months		$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		17

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial in the prior year period presented.

Financial Statement Effect
DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DPL's interest rate swaps are as follows:

Fair Values of Derivative Instruments
at March 31, 2019
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swap	Designated	$0.8	$—	$—	$0.8

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	0.3	—	—	0.3
Total assets		$1.1	$—	$—	$1.1

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
at December 31, 2018
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swaps	Designated	$0.9	$—	$—	$0.9

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	0.6	—	—	0.6
Total assets		$1.5	$—	$—	$1.5

(a)	Includes credit valuation adjustment.

Any prior year ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Consolidated Statements of Operations.

Note 6 – Long-term Debt

The following table summarizes DPL's outstanding long-term debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2019	2018
Term loan - rates from 4.50% - 4.53% (a) and 4.01% - 4.60% (b)		2022	$435.0	$436.1
Tax-exempt First Mortgage Bonds - rates from 3.05% - 3.07% (a) and 1.52% - 1.92% (b)		2020	140.0	140.0
U.S. Government note	4.2%	2061	17.6	17.7
Unamortized deferred financing costs			(5.8)	(6.3)
Unamortized debt discounts and premiums, net			(1.3)	(1.4)
Total long-term debt at consolidated subsidiary			585.5	586.1

Senior unsecured notes	6.75%	2019	99.0	99.0
Senior unsecured notes	7.25%	2021	780.0	780.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(3.9)	(4.3)
Unamortized debt discounts and premiums, net			(0.5)	(0.5)
Total long-term debt			1,475.7	1,475.9
Less: current portion			(103.6)	(103.6)
Long-term debt, net of current portion			$1,372.1	$1,372.3

(a)	Range of interest rates for the three months ended March 31, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At March 31, 2019 and December 31, 2018, DPL had no outstanding borrowings on its line of credit. At March 31, 2019 and December 31, 2018, DP&L had no outstanding borrowings on its line of credit.

Significant transactions
On March 4, 2019, DPL issued a Notice of Partial Redemption to the Trustee (U.S. Bank) on the DPL 6.75% Senior Notes due 2019. DPL notified the trustee that it was calling the remaining $99.0 million outstanding principal amount of these notes. The redemption date was April 4, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $1.5 million with cash on hand.

On April 17, 2019, DPL closed a $400.0 million issuance of senior unsecured bonds. These new bonds were priced at 4.35% and mature on April 15, 2029. Proceeds from the issuance and cash on hand will be used to settle a partial redemption for $400.0 million of DPL's 7.25% senior unsecured notes maturing October 15, 2021, as discussed below. After the redemption, the DPL 7.25% senior notes due in 2021 will have an outstanding balance of $380.0 million.

On April 8, 2019, DPL issued a Notice of Partial Redemption to the Trustee (Wells Fargo Bank N.A.) on the DPL 7.25% Senior Notes due 2021. DPL notified the trustee that it was calling $400.0 million of the $780.0 million outstanding principal amount of these notes. The redemption date will be May 7, 2019. These bonds will be redeemed at par plus accrued interest and a make-whole premium.

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

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreement is not to exceed 7.25 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps down not to exceed 7.00 to 1.00 for any fiscal quarter ending January 1, 2019 through June 30, 2019; it then steps down not to exceed 6.75 to 1.00 for any fiscal quarter ending July 1, 2019 through December 31, 2019; and it then steps down not to exceed 6.50 to 1.00 for any fiscal quarter ending January 1, 2020 and afterward. As of March 31, 2019, this financial covenant was met with a ratio of 5.83 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.10 to 1.00 for any fiscal quarter ending September 30, 2015 through December 31, 2018; it then steps up to be not less than 2.25 to 1.00 for any fiscal quarter ending January 1, 2019 and afterward. As of March 31, 2019, this financial covenant was met with a ratio of 2.73 to 1.00.

DPL’s secured revolving credit agreement and senior unsecured notes due 2019 also restrict dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As of March 31, 2019, DPL’s leverage ratio was at 1.40 to 1.00. As a result, as of March 31, 2019, DPL was prohibited under each of these agreements from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries). DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the 2017 ESP and restricts tax sharing payments from DPL to AES during the term of the DMR.

DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, this covenant shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of March 31, 2019, DP&L's ratings meet those requirements and this covenant is suspended for the quarter ended March 31, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 8.99 to 1.00 as of March 31, 2019.

As of March 31, 2019, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,
	2019	2018
DPL	14.1%	8.0%

Income tax expense for the three months ended March 31, 2019 and 2018 was calculated using the estimated annual effective income tax rates for 2019 and 2018 of 14.1% and 19.2%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DPL’s effective combined state and federal income tax rate was 14.1% for the three months ended March 31, 2019. This is lower than the combined federal and state statutory rate of 21.6% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of DP&L.

For the three months ended March 31, 2019, DPL’s current period effective tax rate was not materially different than the estimated annual effective rate.

Per the terms of DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. As such, during the three months ended March 31, 2019 and 2018, DPL converted $1.5 million and $44.6 million, respectively, of accrued tax sharing liabilities with AES to additional equity investment in DPL.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the three months ended March 31, 2019 and 2018.

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

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2019 and 2018 was:

	Three months ended
	March 31,
$ in millions	2019	2018
Service cost	$0.9	$1.5
Interest cost	3.7	3.4
Expected return on plan assets	(5.0)	(5.2)
Amortization of unrecognized:
Prior service cost	0.3	0.2
Actuarial loss	1.1	1.6
Net periodic benefit cost	$1.0	$1.5

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million at March 31, 2019 and $9.2 million at December 31, 2018 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Equity

Capital Contributions from AES
DP&L's approved six-year 2017 ESP restricts DPL from making dividend payments to its parent company, AES, during the term of the ESP, as well as from making tax-sharing payments to AES during the term of the DMR. The 2017 ESP also requires that existing tax payments owed by DPL to AES, and similar tax payments that accrue during the term of the DMR, be converted into equity investments in DPL.

For the three months ended March 31, 2019 and 2018, AES made capital contributions of $1.5 million and $44.6 million, respectively, by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities.

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

At March 31, 2019, DPL had $21.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. At March 31, 2019 and December 31, 2018, we had no outstanding balance of obligations covered by these guarantees.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At March 31, 2019, DP&L could be responsible for the repayment of 4.9%, or $67.5 million, of $1,378.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2019, cannot be reasonably determined.

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

We have several pending environmental matters associated with our current and previously owned coal-fired generation units. Some of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

Note 11 – Business Segments

DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station, and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 14 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements. As such, AES Ohio Generation only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the thresholds to be a separate reportable operating segment. DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is discussed further below.

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 526,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL’s long-term debt and adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is now included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are now presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2019
Revenues from external customers	$201.1	$7.9	$—	$209.0
Intersegment revenues	0.3	0.8	(1.1)	—
Total revenues	$201.4	$8.7	$(1.1)	$209.0

Depreciation and amortization	$18.0	$0.4	$—	$18.4
Interest expense	$7.1	$16.6	$—	$23.7
Income / (loss) from continuing operations before income tax	$35.1	$(15.9)	$—	$19.2

Cash capital expenditures	$33.7	$0.6	$—	$34.3

At March 31, 2019
Total assets	$1,792.9	$607.9	$(535.1)	$1,865.7

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2018
Revenues from external customers	$195.8	$11.6	$—	$207.4
Intersegment revenues	0.2	0.6	(0.8)	—
Total revenues	$196.0	$12.2	$(0.8)	$207.4

Depreciation and amortization	$18.6	$0.2	$—	$18.8
Interest expense	$8.2	$19.6	$—	$27.8
Income / (loss) from continuing operations before income tax	$19.3	$(16.8)	$—	$2.5

Cash capital expenditures	$24.6	$2.7	$—	$27.3

At December 31, 2018
Total assets	$1,819.6	$545.9	$(482.4)	$1,883.1

(a)	"Other" includes Cash capital expenditures and Total assets related to the assets of discontinued operations and held-for-sale businesses for all periods presented.

Note 12 – Revenue

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO, and RTO Capacity revenues, see Note 14—Revenue in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

DPL's revenue from contracts with customers was $208.3 million and $198.2 million for the three months ended March 31, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2019 and 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2019
Retail Revenue
Retail revenue from contracts with customers	$182.7	$—	$(0.3)	$182.4
Other retail revenues (a)	0.7	—	—	0.7
Wholesale Revenue
Wholesale revenue from contracts with customers	5.0	3.4	—	8.4
RTO revenue	10.9	—	—	10.9
RTO capacity revenues	2.1	1.6	—	3.7
Other revenues from contracts with customers (b)	—	2.9	—	2.9
Other revenues	—	0.8	(0.8)	—
Total revenues	$201.4	$8.7	$(1.1)	$209.0

	Three months ended March 31, 2018
Retail Revenue
Retail revenue from contracts with customers	$161.2	$—	$(0.2)	$161.0
Other retail revenues (a)	9.2	—	—	9.2
Wholesale Revenue
Wholesale revenue from contracts with customers	12.6	7.7	—	20.3
RTO revenue	11.1	0.1	—	11.2
RTO capacity revenues	1.9	1.4	—	3.3
Other revenues from contracts with customers (b)	—	2.4	—	2.4
Other revenues	—	0.6	(0.6)	—
Total revenues	$196.0	$12.2	$(0.8)	$207.4

(a)
Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606. Accounts receivable balances associated with these revenues were $1.5 million at March 31, 2019, and there were no balances at December 31, 2018.

(b)	Other revenues from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $74.8 million and $72.6 million as of March 31, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 13 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three months ended March 31, 2018, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

Note 14 – Discontinued Operations

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

Consequently, DPL determined that the disposal of this group of components as a whole represents a strategic shift by us to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations and financial position for this group of components were reported as such in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	March 31, 2019	December 31, 2018
Accounts receivable, net	$3.3	$4.0
Taxes applicable to subsequent years	1.7	2.3
Other prepayments and current assets	1.5	2.4
Intangible assets, net	5.3	5.3
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$11.8	$14.0

Accounts payable	$2.9	$3.9
Accrued taxes	2.4	3.1
Other current liabilities	3.7	5.2
Deferred taxes (a)	(33.8)	(39.8)
Taxes payable	1.1	2.3
Pension, retiree and other benefits	9.6	9.7
Asset retirement obligations	68.9	90.4
Other deferred credits	6.7	6.6
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$61.5	$81.4

(a)	Deferred taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, cost of revenues, operating and other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended
	March 31,
$ in millions	2019	2018
Revenues	$16.3	$85.8
Cost of revenues	(6.6)	(41.1)
Operating and other expenses	20.1	(24.7)
Income from discontinued operations	29.8	20.0
Gain / (loss) from disposal of discontinued operations	0.1	(1.9)
Income tax expense from discontinued operations	4.3	3.5
Net income from discontinued operations	$25.6	$14.6

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $8.1 million and $9.0 million for the three months ended March 31, 2019 and 2018, respectively. Cash flows from investing activities for discontinued operations were $235.8 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, there were no cash flows from investing activities.

AROs of Discontinued Operations
DPL's retired Stuart and Killen generating facilities continue to carry ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by a combined $22.5 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen is included in the Asset retirement obligations balance in the total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets as of March 31, 2019 above. As these plants are no longer in service, the reduction to the ARO liability was also recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating and other expenses of discontinued operations for the three months ended March 31, 2019 in the table above.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2019	2018
Revenues	$201.4	$196.0

Cost of revenues:
Net fuel cost	0.9	0.9
Net purchased power cost	73.3	83.8
Total cost of revenues	74.2	84.7

Gross margin	127.2	111.3

Operating expenses:
Operation and maintenance	48.2	32.2
Depreciation and amortization	18.0	18.6
General taxes	19.4	19.3
Loss on disposal of business (Note 11)	—	12.4
Total operating expenses	85.6	82.5

Operating income	41.6	28.8

Other income / (expense), net:
Interest expense	(7.1)	(8.2)
Charge for early redemption of debt	—	(0.5)
Other income / (expense)	0.6	(0.8)
Total other expense, net	(6.5)	(9.5)

Income before income tax	35.1	19.3

Income tax expense	6.1	3.6

Net income	$29.0	$15.7
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended March 31,
$ in millions	2019	2018
Net income	$29.0	$15.7
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $0.1 and $(0.1) for each respective period	(0.2)	0.5
Reclassification to earnings, net of income tax expense of $0.0 and $0.5 for each respective period	(0.1)	(0.3)
Total change in fair value of derivatives	(0.3)	0.2

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.2) and $(0.2) for each respective period	0.7	0.9
Total change in unfunded pension and postretirement obligations	0.7	0.9

Other comprehensive income	0.4	1.1

Net comprehensive income	$29.4	$16.8
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$18.8	$45.0
Restricted cash	42.0	21.2
Accounts receivable, net (Note 2)	88.4	90.4
Inventories (Note 2)	8.1	7.7
Taxes applicable to subsequent years	54.3	72.4
Regulatory assets, current	34.8	41.1
Taxes receivable	12.9	19.6
Other prepayments and current assets	14.9	13.3
Total current assets	274.2	310.7

Property, plant & equipment:
Property, plant & equipment	2,292.4	2,274.4
Less: Accumulated depreciation and amortization	(997.2)	(988.0)
	1,295.2	1,286.4
Construction work in process	34.7	31.7
Total net property, plant & equipment	1,329.9	1,318.1

Other non-current assets:
Regulatory assets, non-current	151.2	152.6
Intangible assets, net of amortization	17.1	17.2
Other deferred assets	20.5	21.0
Total other non-current assets	188.8	190.8
Total assets	$1,792.9	$1,819.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Current portion of long-term debt (Note 6)	$4.6	$4.6
Accounts payable	37.1	55.8
Accrued taxes	77.8	75.7
Accrued interest	0.7	0.4
Customer security deposits	29.0	21.3
Regulatory liabilities, current	39.0	34.9
Other current liabilities	13.5	17.5
Total current liabilities	201.7	210.2

Non-current liabilities:
Long-term debt (Note 6)	580.9	581.5
Deferred taxes	128.7	131.7
Taxes payable	41.0	77.1
Regulatory liabilities, non-current	279.0	278.3
Pension, retiree and other benefits	75.0	83.2
Asset retirement obligations	4.7	4.7
Other deferred credits	7.5	7.6
Total non-current liabilities	1,116.8	1,164.1

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	711.8	711.8
Accumulated other comprehensive loss	(34.9)	(35.3)
Accumulated deficit	(202.9)	(231.6)
Total common shareholder's equity	474.4	445.3
Total liabilities and shareholder's equity	$1,792.9	$1,819.6
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$29.0	$15.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	18.0	18.6
Charge for early redemption of debt	—	0.5
Deferred income taxes	(0.9)	3.6
Loss on disposal of business	—	12.4
Changes in certain assets and liabilities:
Accounts receivable, net	2.6	(2.3)
Inventories	(0.5)	(0.2)
Taxes applicable to subsequent years	18.1	17.8
Deferred regulatory costs, net	7.7	(2.1)
Accounts payable	(12.7)	7.7
Accrued taxes payable / receivable	(27.4)	(36.3)
Accrued interest	0.1	0.3
Customer security deposits	7.7	0.6
Pension, retiree and other benefits	(6.8)	(5.5)
Other	(5.4)	(0.2)
Net cash provided by operating activities	29.5	30.6
Cash flows from investing activities:
Capital expenditures	(33.7)	(24.6)
Payments on disposal of business	—	(14.5)
Other investing activities, net	—	(0.3)
Net cash used in investing activities	(33.7)	(39.4)
Cash flows from financing activities:
Returns of capital paid to parent	—	(23.8)
Capital contributions from parent	—	80.0
Borrowings from revolving credit facilities	—	25.0
Repayment of borrowings from revolving credit facilities	—	(15.0)
Retirement of long-term debt	(1.1)	(61.1)
Other financing activities, net	(0.1)	—
Net cash provided by / (used in) financing activities	(1.2)	5.1
Cash, cash equivalents, and restricted cash:
Net change	(5.4)	(3.7)
Balance at beginning of period	66.2	5.6
Cash, cash equivalents, and restricted cash at end of period	$60.8	$1.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$5.9	$5.5
Non-cash financing and investing activities:
Accruals for capital expenditures	$4.8	$4.6
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / Accumulated Deficit	Total
Balance, January 1, 2018	41,172,173	$0.4	$685.8	$(36.2)	$(319.3)	$330.7
Net comprehensive income				1.1	15.7	16.8
Return of capital			(23.8)			(23.8)
Capital contributions from parent			80.0			80.0
Other (b)			(0.3)	(1.1)	1.0	(0.4)
Balance, March 31, 2018	41,172,173	$0.4	$741.7	$(36.2)	$(302.6)	$403.3

(a)	$0.01 par value, 50,000,000 shares authorized.

(b)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in Other Comprehensive Income. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated deficit.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Retained Earnings / Accumulated Deficit	Total
Balance, January 1, 2019	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				0.4	29.0	29.4
Other					(0.3)	(0.3)
Balance, March 31, 2019	41,172,173	$0.4	$711.8	$(34.9)	$(202.9)	$474.4

(a)	$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 526,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which have either been closed or sold. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, DP&L's distribution sales will primarily be impacted by customer growth within our service territory. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 617 people as of March 31, 2019. Approximately 59% of DP&L employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DP&L does not have any subsidiaries.

We have evaluated subsequent events through the date this report is issued.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2018.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2019; our results of operations for the three months ended March 31, 2019 and 2018, our cash flows for the three months ended March 31, 2019 and 2018 and the changes in our equity for the three months ended March 31, 2019 and 2018. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2019 may not be indicative of our results that will be realized for the full year ending December 31, 2019.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2019	December 31, 2018
Cash and cash equivalents	$18.8	$45.0
Restricted cash	42.0	21.2
Cash, Cash Equivalents, and Restricted Cash, End of Period	$60.8	$66.2

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2019 and 2018 were $13.9 million and $13.1 million, respectively.

New accounting pronouncements adopted in 2019 – The following table provides a brief description of recently adopted accounting pronouncements that had an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our financial statements.

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
		January 1, 2019.	The adoption of this standard had no material impact on our condensed financial statements.
2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)	See "Adoption of FASC Topic 842, Leases" below.	January 1, 2019.	See impact upon adoption of the standard below.

Adoption of FASC Topic 842, "Leases"
On January 1, 2019, we adopted ASU 2016-02 Leases and its subsequent corresponding updates (“FASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases, and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates current real estate-specific provisions.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a net investment in a lease. According to FASC 842, the net investment in the lease includes the fair value of the plant after the contract period, but does not include variable payments such as margin on the sale of energy. Therefore, the net investment in the lease could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized net investment in the lease and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

During the course of adopting FASC 842, we applied various practical expedients including:

•	The package of practical expedients (applied to all leases) that allowed lessees and lessors not to reassess:

a.	whether any expired or existing contracts are or contain leases,

b.	lease classification for any expired or existing leases, and

c.	whether initial direct costs for any expired or existing leases qualify for capitalization under FASC 842.

•	The transition practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements on existing agreements, and

•
The transition practical expedient for lessees that allowed businesses to not separate lease and non-lease components. We applied the practical expedient to all classes of underlying assets when valuing right-of-use assets and lease liabilities. Contracts where we are the lessor were separated between the lease and non-lease components.

We applied the modified retrospective method of adoption and elected to continue to apply the guidance in FASC 840 Leases to the comparative periods presented in the year of adoption. Under this transition method, we applied the transition provisions starting at the date of adoption.

The adoption of FASC 842 did not have a material impact on our condensed financial statements.

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
Transition method: various.
		January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
$ in millions	2019	2018
Accounts receivable, net:
Customer receivables	$58.0	$53.3
Unbilled revenue	15.7	16.8
Amounts due from affiliates	3.9	2.3
Due from PJM transmission enhancement settlement	9.8	16.5
Other	1.6	2.4
Provision for uncollectible accounts	(0.6)	(0.9)
Total accounts receivable, net	$88.4	$90.4

Inventories, at average cost:
Materials and supplies	$8.1	$7.1
Other	—	0.6
Total inventories, at average cost	$8.1	$7.7

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended March 31,
$ in millions		2019	2018
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.1)	$(0.8)
	Income tax expense	—	0.5
	Net of income taxes	(0.1)	(0.3)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.9	1.1
	Income tax benefit	(0.2)	(0.2)
	Net of income taxes	0.7	0.9

Total reclassifications for the period, net of income taxes		$0.6	$0.6

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2019	$0.6	$(35.9)	$(35.3)

Other comprehensive loss before reclassifications	(0.2)	—	(0.2)
Amounts reclassified from AOCI to earnings	(0.1)	0.7	0.6
Net current period other comprehensive income / (loss)	(0.3)	0.7	0.4

Balance at March 31, 2019	$0.3	$(35.2)	$(34.9)

Note 3 – Regulatory Matters

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

Impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Beginning October 1, 2018, the new distribution rates approved in the DRO include the impacts of the decrease in current federal income taxes as a result of the TCJA. Under the terms of the stipulation approved in the DRO, DP&L agreed to file an application at the PUCO to refund eligible excess accumulated deferred income taxes ("ADIT") and any related regulatory liability over a 10-year period. DP&L made such a filing on March 1, 2019 and proposed to return a total of $65.1 million to customers. The timing and final amount to be returned to customers is unknown at this time. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations.

Note 4 – Fair Value

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2019 and December 31, 2018. Information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	March 31, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.4	$0.4
Equity securities	2.3	3.9	2.4	3.5
Debt securities	4.1	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$6.7	$8.3	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$585.5	$592.6	$586.1	$593.8

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2019 or 2018.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. On January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. Changes to fair value were not material for the three months ended March 31, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the condensed balance sheets and classified as available for sale.

Long-term debt
The fair value of debt is based on current public market prices for disclosure purposes only. Unrealized gains or losses are not recognized in the financial statements as long-term debt is presented at carrying value, net of unamortized premium or discount and unamortized deferred financing costs in the financial statements. The long-term debt amounts include the current portion payable in the next twelve months and have maturities that range from 2020 to 2061.

The fair value of assets and liabilities at March 31, 2019 and December 31, 2018 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at March 31, 2019 (a)				Fair value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.1	$—	$—	$0.1	$0.4	$—	$—	$0.4
Equity securities	—	3.9	—	3.9	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.1	8.2	—	8.3	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	1.1	—	1.1	—	1.5	—	1.5
Total derivative assets	—	1.1	—	1.1	—	1.5	—	1.5

Total assets	$0.1	$9.3	$—	$9.4	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$575.0	$17.6	592.6	$—	$576.1	$17.7	$593.8

Total liabilities	$—	$575.0	$17.6	$592.6	$—	$576.1	$17.7	$593.8

(a)	Includes credit valuation adjustment

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

As of March 31, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31, 2019	March 31, 2018
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCI	$0.6	$1.4
Net gains / (losses) associated with current period hedging transactions	(0.2)	0.5
Net losses reclassified to earnings
Interest expense	(0.1)	(0.3)
Ending accumulated derivative gains in AOCI	$0.3	$1.6

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	17

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial in the prior year period presented.

Financial Statement Effect
DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

Fair Values of Derivative Instruments
at March 31, 2019
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swap	Designated	$0.8	$—	$—	$0.8

Long-term derivative positions (presented in Other deferred assets)
Interest rate swap	Designated	0.3	—	—	0.3
Total assets		$1.1	$—	$—	$1.1

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
at December 31, 2018
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Other prepayments and current assets)
Interest rate swaps	Designated	$0.9	$—	$—	$0.9

Long-term derivative positions (presented in Other deferred assets)
Interest rate swaps	Designated	0.6	—	—	0.6
Total assets		$1.5	$—	$—	$1.5

(a)	Includes credit valuation adjustment.

Any prior year ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Statements of Operations.

Note 6 – Long-term Debt

The following table summarizes DP&L's outstanding long-term debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2019	2018
Term loan - rates from 4.50% - 4.53% (a) and 4.01% - 4.60% (b)		2022	$435.0	$436.1
Tax-exempt First Mortgage Bonds - rates from 3.05% - 3.07% (a) and 1.52% - 1.92% (b)		2020	140.0	140.0
U.S. Government note	4.2%	2061	17.6	17.7
Unamortized deferred financing costs			(5.8)	(6.3)
Unamortized debt discounts and premiums, net			(1.3)	(1.4)
Total long-term debt			585.5	586.1
Less: current portion			(4.6)	(4.6)
Long-term debt, net of current portion			$580.9	$581.5

(a)	Range of interest rates for the three months ended March 31, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At March 31, 2019 and December 31, 2018, DP&L had no outstanding borrowings on its line of credit.

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

Long-term debt covenants and restrictions
DP&L’s unsecured revolving credit agreement and Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) have two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, this covenant shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of March 31, 2019, DP&L's ratings meet those requirements and this covenant is suspended for the quarter ended March 31, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 8.99 to 1.00 as of March 31, 2019.

As of March 31, 2019, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31,
	2019	2018
DP&L	17.4%	18.7%

Income tax expense for the three months ended March 31, 2019 and 2018 was calculated using the estimated annual effective income tax rates for 2019 and 2018 of 17.3% and 19.8%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DP&L’s effective combined state and federal income tax rate was 17.4% for the three months ended March 31, 2019. This is lower than the combined federal and state statutory rate of 21.6% primarily due to the net tax benefit related to the reversal of excess deferred taxes.

For the three months ended March 31, 2019, DP&L’s current period effective tax rate was not materially different than the estimated annual effective rate.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the three months ended March 31, 2019 and 2018.

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

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2019 and 2018 was:

	Three months ended
	March 31,
$ in millions	2019	2018
Service cost	$0.9	$1.5
Interest cost	3.7	3.4
Expected return on plan assets	(5.0)	(5.2)
Amortization of unrecognized:
Prior service cost	0.5	0.4
Actuarial loss	1.7	2.3
Net periodic benefit cost	$1.8	$2.4

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million at March 31, 2019 and $9.2 million at December 31, 2018 were not material to the financial statements in the periods covered by this report.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At March 31, 2019, DP&L could be responsible for the repayment of 4.9%, or $67.5 million, of $1,378.5 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2019, cannot be reasonably determined.

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

Note 10 – Revenue

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO, and RTO Capacity revenues, see Note 13—Revenue in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

DP&L's revenue from contracts with customers was $200.7 million and $186.8 million for the three months ended March 31, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2019 and 2018:

	Three months ended
$ in millions	March 31, 2019	March 31, 2018
Retail Revenue
Retail revenue from contracts with customers	$182.7	$161.2
Other retail revenues (a)	0.7	9.2
Wholesale Revenue
Wholesale revenue from contracts with customers	5.0	12.6
RTO revenue	10.9	11.1
RTO capacity revenues	2.1	1.9
Total revenues	$201.4	$196.0

(a)
Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606. Accounts receivable balances associated with these revenues were $1.5 million at March 31, 2019, and there were no balances at December 31, 2018.

The balances of receivables from contracts with customers were $72.4 million and $70.1 million as of March 31, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 11 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three months ended March 31, 2018, excluding the loss on transfer noted above.

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

FORWARD-LOOKING INFORMATION
The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2018 and in Item 1A to Part II of this Quarterly Report on Form 10-Q, and our “Forward-Looking Statements” section of this Form 10-Q. For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

OVERVIEW OF OUR BUSINESS
DPL is an indirectly wholly-owned subsidiary of AES.

DPL has three primary subsidiaries, DP&L, AES Ohio Generation and MVIC. DP&L is a public utility providing electric transmission and distribution services in West Central Ohio. AES Ohio Generation owns an undivided interest in a coal-fired generating facility and sells all of its energy and capacity into the wholesale market. AES Ohio Generation also owns two retired coal-fired facilities. MVIC is our captive insurance company that provides insurance services to DP&L and our other subsidiaries. For additional information, see Item 1 – Business of our Form 10-K. All of DPL's subsidiaries are wholly-owned.

As an electric public utility in Ohio, DP&L provides regulated transmission and distribution services to its customers as well as retail SSO electric service. DP&L's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL

DPL's income from continuing operations before income tax for the three months ended March 31, 2019 increased by $16.7 million, from pre-tax income of $2.5 million for the three months ended March 31, 2018 to pre-tax income of $19.2 million for the three months ended March 31, 2019, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Higher rates due to the distribution rate order, including the decoupling rider	$5.6
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	11.7
Increase due to lower interest expense from debt payments made in 2018	4.1
Decrease due to higher maintenance of overhead transmission and distribution lines	(2.7)
Other	(2.0)
Net change in income from continuing operations before income tax	$16.7

DP&L

DP&L's income before income tax for the three months ended March 31, 2019 increased by $15.8 million, from pre-tax income of $19.3 million for the three months ended March 31, 2018 to pre-tax income of $35.1 million for the three months ended March 31, 2019, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Higher rates due to the distribution rate order, including the decoupling rider	$5.6
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	12.4
Increase due to lower interest expense from debt payments made in 2018	1.1
Decrease due to higher maintenance of overhead transmission and distribution lines	(2.7)
Other	(0.6)
Net change in income before income tax	$15.8

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2019	2018
Revenues:
Retail	$183.1	$170.2
Wholesale	8.4	20.3
RTO revenues	10.9	11.2
RTO capacity revenues	3.7	3.3
Other revenues	2.9	2.4
Total revenues	209.0	207.4
Cost of revenues:
Net fuel cost	3.5	4.5
Purchased power:
Purchased power	66.5	65.8
RTO charges	7.3	18.9
RTO capacity charges	0.4	1.3
Net purchased power cost	74.2	86.0
Total cost of revenues	77.7	90.5

Gross margin	131.3	116.9

Operating expenses:
Operation and maintenance	51.0	36.0
Depreciation and amortization	18.4	18.8
General taxes	19.5	19.4
Loss on asset disposal	0.9	0.1
Loss on disposal of business	—	11.7
Total operating expenses	89.8	86.0

Operating income	41.5	30.9

Other income / (expense), net:
Interest expense	(23.7)	(27.8)
Charge for early redemption of debt	—	(0.7)
Other income	1.4	0.1
Total other expense, net	(22.3)	(28.4)

Income from continuing operations before income tax (a)	$19.2	$2.5

(a)
For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity during warmer and colder weather than they do during mild temperatures. Therefore, our retail sales volume is impacted by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant impact than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the decoupling rider (effective January 1, 2019) and because DPL's generation has greatly decreased in recent years due to plant sales and closures, weather and other factors influencing demand have minimal impact on our net operating results.

	Three months ended March 31,
	2019	2018
Heating degree-days (a)	2,692	2,858
Cooling degree-days (a)	—	3

(a)
Heating and cooling degree-days are a measure of the relative heating or cooling required for a home or business. The heating degrees in a day are calculated as the degrees that the average actual daily temperature is below 65 degrees Fahrenheit. For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day would be the 25-

degree difference between 65 degrees and 40 degrees. Similarly, cooling degrees in a day are calculated as the degrees that the average actual daily temperature is above 65 degrees Fahrenheit.

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2019	2018
Retail electric sales (b)	3,670	3,608
Wholesale electric sales (c)	261	397
Total electric sales	3,931	4,005

Billed electric customers (end of period)	525,957	523,280

(a)	Electric sales are presented in millions of KWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,109 KWh for the three months ended March 31, 2019, and 1,039 KWh for the three months ended March 31, 2018.

(c)	Included within DPL wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC and the generation output of Conesville.

We sell our share of the generation from Conesville and OVEC into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plant and non-affiliated generating plants to sell into the wholesale market; contracted wholesale sales and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

During the three months ended March 31, 2019, revenue increased $1.6 million to $209.0 million compared to $207.4 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Retail
Rate
Increase in energy efficiency and USF revenue rate riders	$11.4
Increase in base distribution rates due to the DRO	8.0
Increase due to the DIR, which was effective with the DRO	6.2
Decrease in the TCRR as DP&L passes back the benefits of the PJM Transmission Enhancement Settlement to customers	(7.9)
Other	0.4
Net change in retail rate	18.1

Volume
Decrease in volume is primarily due to demand in the prior year. The decoupling rider approved in the DRO became effective January 1, 2019 and is designed to eliminate the impacts of weather and demand on DP&L's residential and commercial customers resulting in less of a demand impact in the current year.	(5.4)

Other miscellaneous	0.2
Total retail change	12.9

Wholesale
Decrease due to lower volumes attributable to a 20% decrease at Conesville and DP&L no longer serving the load of certain other parties through their competitive bid process, as well as lower wholesale prices	(11.9)

RTO revenues and RTO capacity revenues
RTO revenues and RTO capacity revenues	0.1

Other
Other revenues	0.5

Net change in revenues	$1.6

DPL – Cost of Revenues
During the three months ended March 31, 2019, cost of revenues decreased $12.8 million to $77.7 million compared to $90.5 million in the same period of the prior year. This change was primarily the result of changes in the components of cost of revenues shown below:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Fuel
Net fuel costs
Decrease due to 20% lower internal generation at Conesville	$(1.0)

Net purchased power
Purchased power
Rate
Variance driven by pricing in the competitive bid process	6.1
Volume
Decrease due to lower purchases as DP&L is no longer serving the load of certain other parties through their competitive bid process	(5.4)
Total purchased power change	0.7
RTO charges
Decrease due to lower transmission and congestion charges, including a $7.0 million decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(11.6)
RTO capacity charges	(0.9)
Net change in purchased power	(11.8)

Net change in cost of revenues	$(12.8)

DPL – Operation and Maintenance
During the three months ended March 31, 2019, Operation and Maintenance expense increased $15.0 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$6.5
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	4.4
Increase in maintenance of overhead transmission and distribution lines	2.7
Other, net	1.4
Net change in operation and maintenance expense	$15.0

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Loss on Disposal of Business
During the three months ended March 31, 2018, DPL recorded a loss on disposal of business of $11.7 million due to the loss on the transfer of business interests in the Beckjord facility.

DPL – Interest Expense
During the three months ended March 31, 2019, Interest expense decreased $4.1 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DPL and DP&L in 2018.

DPL – Income Tax Expense From Continuing Operations
Income tax expense of $0.2 million during the three months ended March 31, 2018 changed to Income tax expense of $2.7 million during the three months ended March 31, 2019. The increase of $2.5 million was primarily due to higher pre-tax income in the current year versus the prior year.

DPL – Discontinued Operations
Net income from discontinued operations was $25.6 million for the three months ended March 31, 2019, compared to $14.6 million for the three months ended March 31, 2018. This income relates to the generation components of Miami Fort, Zimmer, Stuart, Killen and the Peaker assets, which were disposed of either by sale or retirement in recent years. The increase is primarily due to a $22.5 million reduction to the Stuart and Killen ARO liabilities in

March 2019, which was recorded as a credit to depreciation and amortization expense, partially offset by lower capacity earnings compared to the prior year period. See Part I, Item 1, Note 14 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS BY SEGMENT - DPL

DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station, and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Part I, Item 1, Note 14 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements. As such, AES Ohio Generation only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the thresholds to be a separate reportable operating segment. DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is discussed further below.

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 526,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense on DPL’s long-term debt and adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is now included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are now presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Part I, Item 1, Note 11 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended
	March 31,
$ in millions	2019	2018
Utility	$35.1	$19.3
Other	(15.9)	(16.8)
Income from continuing operations before income tax (a)	$19.2	$2.5

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

RESULTS OF OPERATIONS HIGHLIGHTS – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of DP&L, which are included in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (RESULTS OF OPERATIONS HIGHLIGHTS – DP&L) of this Form 10-Q.

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended
	March 31,
$ in millions	2019	2018
Revenues:
Retail	$183.4	$170.4
Wholesale	5.0	12.6
RTO revenues	10.9	11.1
RTO capacity revenues	2.1	1.9
Total revenues	201.4	196.0
Cost of revenues:
Net fuel cost	0.9	0.9
Purchased power:
Purchased power	66.1	65.5
RTO charges	7.2	17.0
RTO capacity charges	—	1.3
Net purchased power cost	73.3	83.8
Total cost of revenues	74.2	84.7

Gross margin	127.2	111.3

Operating expenses:
Operation and maintenance	48.2	32.2
Depreciation and amortization	18.0	18.6
General taxes	19.4	19.3
Loss on disposal of business	—	12.4
Total operating expenses	85.6	82.5

Operating income	41.6	28.8

Other income / (expense), net:
Interest expense	(7.1)	(8.2)
Charge for early redemption of debt	—	(0.5)
Other expense	0.6	(0.8)
Total other expense, net	(6.5)	(9.5)

Income before income tax (a)	$35.1	$19.3

(a)
For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

DP&L – Revenues
Retail customers, especially residential and commercial customers, consume more electricity during warmer and colder weather than they do during mild temperatures. Therefore, our retail sales volume is impacted by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant impact than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the decoupling rider (effective January 1, 2019) weather and other factors influencing demand have minimal impact on our net operating results.

We sell our share of the generation from OVEC into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include: wholesale market prices; retail demand throughout the entire wholesale market area; and availability of OVEC generating plants to sell into the wholesale market.

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2019	2018
Retail electric sales (b)	3,670	3,608
Wholesale electric sales (c)	160	271
Total electric sales	3,830	3,879

Billed electric customers (end of period)	525,957	523,280

(a)	Electric sales are presented in millions of KWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,109 KWh for the three months ended March 31, 2019, and 1,039 KWh for the three months ended March 31, 2018.

(c)	Included within DP&L wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended March 31, 2019, revenue increased $5.4 million to $201.4 million compared to $196.0 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Retail
Rate
Increase in energy efficiency and USF revenue rate riders	$11.4
Increase in base distribution rates due to the DRO	8.0
Increase due to the DIR, which was effective with the DRO	6.2
Decrease in the TCRR as DP&L passes back the benefits of the PJM Transmission Enhancement Settlement to customers	(7.9)
Other	0.5
Net change in retail rate	18.2

Volume
Decrease in volume is primarily due to demand in the prior year. The decoupling rider approved in the DRO became effective January 1, 2019 and is designed to eliminate the impacts of weather and demand on DP&L's residential and commercial customers resulting in less of a demand impact in the current year.	(5.4)

Other miscellaneous	0.2
Total retail change	13.0

Wholesale
Decrease in volumes due to no longer serving the load of certain other parties through their competitive bid process and lower wholesale prices	(7.6)

Net change in revenues	$5.4

DP&L – Cost of Revenues
During the three months ended March 31, 2019, cost of revenues decreased $10.5 million to $74.2 million compared to $84.7 million in the same period of the prior year. This change was primarily the result of changes in the components of cost of revenues shown below:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Cost of revenues
Purchased power
Rate
Variance driven by pricing in the competitive bid process	$6.0
Volume
Decrease due to lower purchases as DP&L is no longer serving the load of certain other parties through their competitive bid process	(5.4)
Total purchased power change	0.6
RTO charges
Decrease due to lower transmission and congestion charges, including a $7.0 million decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(9.8)
RTO capacity charges	(1.3)
Net change in cost of revenues	$(10.5)

DP&L – Operation and Maintenance
During the three months ended March 31, 2019, Operation and Maintenance expense increased $16.0 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$6.5
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	4.4
Increase in maintenance of overhead transmission and distribution lines	2.7
Other, net	2.4
Net change in operation and maintenance expense	$16.0

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Loss on Disposal of Business
During the three months ended March 31, 2018, DP&L recorded a loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Interest Expense
During the three months ended March 31, 2019, Interest expense decreased $1.1 million compared to the same period in the prior year. The decrease was primarily the result of debt repayments at DP&L in 2018.

DP&L – Income Tax Expense
During the three months ended March 31, 2019, Income tax expense increased $2.5 million compared to the same period in the prior year primarily due to higher pre-tax income in the current year versus the prior year.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider, we expect that our financial results will be less driven by retail demand and weather but will be impacted by customer growth within our service territory. See further discussion on these changes in Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	regulatory outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulation;

•	timely recovery of transmission and distribution expenditures; and

•	exiting generation assets currently owned by AES Ohio Generation.

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2018 Form 10-K previously filed with the SEC during 2019 describes other regulatory matters which have not materially changed since that filing.

Ohio Regulatory Proceedings
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

See Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

United States Tax Law Reform
In light of the significant changes to the U.S. tax system enacted in 2017, the U.S. Treasury Department and Internal Revenue Service have issued numerous regulations. While certain regulations are now final, there are many regulations that are proposed and still others anticipated to be issued in proposed form. The final version of any regulations may vary from the proposed form. When final, these regulations may materially impact our effective tax rate. Certain of the proposed regulations, when final, may have retroactive effect to January 1, 2018 or January 1, 2019.

Environmental Matters
In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2018 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

We have several pending environmental matters associated with our stations. Some of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

As a result of DPL’s decision to retire its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the planned 2020 retirement of Conesville, the following environmental, regulations and requirements are now not expected to have a material impact on DPL:

•	The CAA and the following regulations:

•	CSAPR and associated updates;

•	MATS and any associated regulatory or judicial processes;

•	NAAQS; and

•	CPP or a potential replacement rule, for example, the Affordable Clean Energy Rule.

Additionally, as a result of the retirement of Stuart and Killen noted above, the following environmental regulations and requirements are not expected to have a material impact on DPL with respect to either of the two generating stations:

•	water intake regulations finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart Station; and

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015

On November 3, 2015, the USEPA finalized revised technology-based regulations governing water discharges from steam electric generating facilities, commonly referred to as the ELG rule. On April 12, 2019, the U.S. Court of Appeals for the Fifth Circuit vacated and remanded portions of the USEPA’s 2015 ELG Rule related to legacy wastewaters and combustion residual leachate. It is too early to determine whether any outcome of this decision might have a material impact on our business, financial condition and results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $70.8 million and $18.8 million, respectively, at March 31, 2019. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,487.2 million and $592.6 million, respectively.

Approximately $103.6 million of DPL's long-term debt, including $4.6 million of DP&L's long-term debt, matures within twelve months of the balance sheet date. On April 4, 2019, the $99.0 million outstanding principal on DPL's 6.75% Senior Notes due October 1, 2019 was redeemed at par plus accrued interest and a make-whole premium of $1.5 million with cash on hand and borrowings on our current revolving credit facility. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, changes in the timing of tariff increases or delays in regulatory determinations could affect the cash flows and results of operations of our businesses.

Our discussion of DPL’s financial condition, liquidity and capital requirements include the results of its principal subsidiary DP&L.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

DPL	Three months ended March 31,
$ in millions	2019	2018
Net cash provided by operating activities	$36.6	$50.6
Net cash provided by / (used in) investing activities	(34.3)	195.4
Net cash used in financing activities	(1.2)	(121.1)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	(1.3)
Net change	1.1	123.6
Balance at beginning of period	111.7	24.9
Cash, cash equivalents, and restricted cash at end of period	$112.8	$148.5

DPL – Change in cash flows from operating activities

	Three months ended March 31,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$42.1	$16.9	$25.2
Depreciation and amortization	(3.1)	20.1	(23.2)
Deferred income taxes	5.2	(41.7)	46.9
Other adjustments to Net income	0.8	14.9	(14.1)
Net income, adjusted for non-cash items	45.0	10.2	34.8
Net change in operating assets and liabilities	(8.4)	40.4	(48.8)
Net cash provided by operating activities	$36.6	$50.6	$(14.0)

The net change in operating assets and liabilities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes primarily due to a larger current portion of income tax expense in prior year	$(43.4)
Other	(5.4)
Net decrease in cash from changes in operating assets and liabilities	$(48.8)

DPL – Cash flows from investing activities
Net cash provided by / (used in) investing activities was $(34.3) million for the three months ended March 31, 2019 compared to $195.4 million for the three months ended March 31, 2018. The three months ended March 31, 2019 investing activity relates to capital expenditures of $34.3 million. The three months ended March 31, 2018 investing activity primarily relates to proceeds from the sale of business of $234.9 million due to the sale of the Peaker assets. This was partially offset by capital expenditures of $27.3 million and a payment on the disposal of Beckjord of $14.5 million.

DPL – Cash flows from financing activities
Net cash used in financing activities was $(1.2) million for the three months ended March 31, 2019 compared to $(121.1) million from financing activities for the three months ended March 31, 2018. The three months ended March 31, 2019 financing activity is primarily due to a $1.1 million quarterly term loan payment. The three months ended March 31, 2018 financing activity is primarily comprised of the repayment of the remaining balance on the DPL term loan of $70.0 million and a $60.0 million repayment on the DP&L tax-exempt term loan. This was partially offset by net revolving credit facility borrowings of $10.0 million.

Cash Flow Analysis - DP&L

The following table summarizes the cash flows of DP&L:

DP&L	Three months ended March 31,
$ in millions	2019	2018
Net cash provided by operating activities	$29.5	$30.6
Net cash used in investing activities	(33.7)	(39.4)
Net cash provided by / (used in) financing activities	(1.2)	5.1
Net change	(5.4)	(3.7)
Balance at beginning of period	66.2	5.6
Cash, cash equivalents, and restricted cash at end of period	$60.8	$1.9

DP&L – Change in cash flows from operating activities

	Three months ended March 31,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$29.0	$15.7	$13.3
Depreciation and amortization	18.0	18.6	(0.6)
Other adjustments to Net income	(0.9)	16.5	(17.4)
Net income, adjusted for non-cash items	46.1	50.8	(4.7)
Net change in operating assets and liabilities	(16.6)	(20.2)	3.6
Net cash provided by operating activities	$29.5	$30.6	$(1.1)

The net change in operating assets and liabilities during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to timing of payments	$(20.4)
Increase from deferred regulatory costs, net, due to higher collections on regulatory assets and liabilities	9.8
Increase from accrued taxes is primarily due to higher current portion of income tax expense in 2019	8.9
Increase from customer security deposits is primarily due to current year deposits for collateral in the DP&L SSO auction	7.1
Other	(1.8)
Net increase in cash from changes in operating assets and liabilities	$3.6

DP&L – Cash flows from investing activities
Net cash used in investing activities was $(33.7) million for the three months ended March 31, 2019 compared to $(39.4) million for the three months ended March 31, 2018. The three months ended March 31, 2019 investing activity represents capital expenditures of $33.7 million. The three months ended March 31, 2018 investing activity is primarily capital expenditures of $24.6 million and a payment on the disposal of Beckjord of $14.5 million.

DP&L – Cash flows from financing activities
Net cash provided by / (used in) financing activities was $(1.2) million for the three months ended March 31, 2019 compared to $5.1 million from financing activities for the three months ended March 31, 2018. The three months ended March 31, 2019 financing activity is primarily a $1.1 million quarterly term loan payment. The three months ended March 31, 2018 financing activity is primarily driven by a $80.0 million capital contribution from DPL and net revolving credit facility borrowings of $10.0 million. This was partially offset by $61.1 million of payments on long-term debt, primarily relating to a $60.0 million repayment on the DP&L tax-exempt term loan, and returns of capital paid to parent of $23.8 million.

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities, debt carrying costs and dividend payments. In 2019 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during these periods.

At March 31, 2019, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2019
DP&L	Revolving	July 2020	$175.0	$173.9
DPL	Revolving	July 2020	205.0	191.6
			$380.0	$365.5

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $50.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in July 2020. At March 31, 2019, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and no borrowings, with the remaining $173.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the three months ended March 31, 2019 or 2018.

DPL has a revolving credit facility of $205.0 million, with a $200.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $95.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and October 6, 2014 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in July 2020. The springing maturity feature of this facility has been satisfied since the DPL Term Loan was paid in full on March 27, 2018 and $101.0 million of the DPL senior unsecured bonds due October 1, 2019 were redeemed on April 30, 2018. At March 31, 2019, there were six letters of credit in the aggregate amount of $13.4 million outstanding and no borrowings, with the remaining $191.6 million available to DPL. Fees associated with this facility were not material during the three months ended March 31, 2019 or 2018.

Capital Requirements
Planned construction additions for 2019 relate primarily to new investments in and upgrades to DP&L’s transmission and distribution system. Capital projects are subject to continuing review and are revised considering changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental requirements, among other factors.

DPL is projecting to spend an estimated $628.0 million in capital projects for the period 2019 through 2021, of which $621.0 million is projected to be spent by DP&L. These amounts include expected spending under DP&L's Distribution Modernization Plan filed with the PUCO in December 2018. On January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The request was made pursuant to the PUCO’s October 20, 2017 ESP order, which approved the DMR and had the option for DP&L to file for a two-year extension. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. To that end, DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

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

Long-term debt covenants
For information regarding our long-term debt covenants, see Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 9 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L's Condensed Financial Statements.

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

The disclosures presented in this section are based upon a number of assumptions; actual effects may differ. The safe harbor provided in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 shall apply to the disclosures contained in this section. For further information regarding market risk, see Item 1A.—Risk Factors and Item 7A - Quantitative and Qualitative Disclosures about Market Risk of our Form 10-K. Our businesses may incur substantial costs and liabilities and be exposed to price volatility as a result of risks associated with the electricity markets, which could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, we may not be adequately hedged against our exposure to changes in interest rates.

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DP&L has both fixed-rate and variable-rate long-term debt. The variable-rate debt is comprised of bank held tax-exempt bonds and a variable rate term loan B. The variable-rate bonds and term loan B bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

As of March 31, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR.

Principal Payments and Interest Rate Detail by Contractual Maturity Date
The principal value of DPL’s long-term debt was $1,487.2 million at March 31, 2019, consisting of DPL’s unsecured notes, along with DP&L’s first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. All of DPL’s long-term debt was adjusted to fair value at the date of the Merger. The fair value of this long-term debt at March 31, 2019 was $1,544.9 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s long-term debt obligations that are sensitive to interest rate changes:

DPL
	Principal payments due						At March 31, 2019
	during the twelve months ending
	March 31,						Principal	Fair
$ in millions	2020	2021	2022	2023	2024	Thereafter	Amount	Value
Long-term debt
Variable-rate debt	$4.5	$144.5	$4.4	$421.6	$—	$—	$575.0	$575.0
Average interest rate (a)	4.5%	3.1%	4.5%	4.5%	—%	—%
Fixed-rate debt	$99.1	$0.1	$780.2	$0.2	$0.2	$32.4	912.2	969.9
Average interest rate	6.7%	4.2%	7.2%	4.2%	4.2%	6.1%
Total							$1,487.2	$1,544.9

(a)	Based on rates in effect at March 31, 2019

The principal value of DP&L’s long-term debt was $592.6 million at March 31, 2019, consisting of its first mortgage bonds, tax-exempt bonds and the Wright-Patterson Air Force Base note. The fair value of this long-term debt was $592.6 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. DP&L’s debt was not revalued because of the Merger.

DP&L
	Principal payments due						At March 31, 2019
	during the twelve months ending
	March 31,						Principal	Fair
$ in millions	2020	2021	2022	2023	2024	Thereafter	Amount	Value
Long-term debt
Variable-rate debt	$4.5	$144.5	$4.4	$421.6	$—	$—	$575.0	$575.0
Average interest rate (a)	4.5%	3.1%	4.5%	4.5%	—%	—%
Fixed-rate debt	$0.1	$0.1	$0.2	$0.2	$0.2	$16.8	17.6	17.6
Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.2%
Total							$592.6	$592.6

(a)	Based on rates in effect at March 31, 2019

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2018 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2019.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2019, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2018 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2018. As of March 31, 2019, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

The risks and uncertainties described in our risk factors are not the only ones we face. In addition, new risks may emerge at any time, and we cannot predict those risks or estimate the extent to which they may affect our business or financial performance. Our risk factors should be read in conjunction with the other detailed information concerning DPL and DP&L set forth in the Notes to DPL’s and DP&L’s Financial Statements found in Part I, Item 1, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections included in our filings.

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X		4.1	Indenture, dated April 17, 2019, between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X		4.2	Registration Rights Agreement, dated as of April 17, 2019, by and between DPL Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers.	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	May 6, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	May 6, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 6, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 6, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)