Form 10-Q
period 2019-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2019-08-06
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 5, 2019, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended June 30, 2019

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP, approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation, a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC, a wholly-owned subsidiary of DPL that owns an interest in a coal-fired EGU from which it makes wholesale sales and previously operated other EGUs
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act, the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
CPP	The Clean Power Plan, the USEPA's final carbon dioxide emission rules for existing power plants under Clean Air Act Section 111(d)
CSAPR	Cross-State Air Pollution Rule, the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DIR	Distribution Investment Rider - established in the ESP and authorized in the DRO to recover certain distribution capital investments placed in service beginning October 1, 2015
DMP	Distribution Modernization Plan - on December 21, 2018, DP&L filed a comprehensive grid modernization plan pursuant to the PUCO Order in the ESP
DMR	Distribution Modernization Rider - established in the ESP as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the ESP term
DPL	DPL Inc.
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

kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours, a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards, the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
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

MW	Megawatt, a unit of power equal to one million watts
NAAQS	National Ambient Air Quality Standards, the USEPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC
North American Electric Reliability Corporation is a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid

GLOSSARY OF TERMS (cont.)

Term	Definition
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L holds a 4.9% equity interest
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
RTO
Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region

SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC, the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
TCJA	The Tax Cuts and Jobs Act of 2017, signed on December 22, 2017
TCRR	The Transmission Cost Recovery Rider is a rider designed to recover transmission-related costs imposed on or charged to DP&L by FERC or PJM
U.S.	United States of America
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

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

•
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts or other similar occurrences; and

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

Our SEC filings are available to the public from the SEC’s website at www.sec.gov.

COMPANY WEBSITES

DP&L’s public internet site is www.dpandl.com. The information on this website is not incorporated by reference into this report.

Part I – Financial Information
This report includes the combined filing of DPL and DP&L. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and altogether, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will be clearly noted in the applicable section.

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Revenues	$184.2	$178.1	$393.2	$383.8

Operating costs and expenses
Net fuel cost	4.3	3.6	7.8	8.1
Net purchased power cost	54.3	69.3	128.5	155.3
Operation and maintenance	47.1	45.0	98.1	81.0
Depreciation and amortization	18.0	20.3	36.4	39.1
Taxes other than income taxes	18.1	16.1	37.6	35.5
Other, net (Note 2)	—	1.2	0.9	13.0
Total operating costs and expenses	141.8	155.5	309.3	332.0

Operating income	42.4	22.6	83.9	51.8

Other income / (expense), net:
Interest expense	(21.7)	(24.0)	(45.4)	(51.8)
Loss on early extinguishment of debt	(44.9)	(5.7)	(44.9)	(6.4)
Other income	1.5	0.2	2.9	0.3
Total other expense, net	(65.1)	(29.5)	(87.4)	(57.9)

Loss from continuing operations before income tax	(22.7)	(6.9)	(3.5)	(6.1)

Income tax benefit from continuing operations	(5.9)	(1.5)	(3.2)	(1.6)

Net loss from continuing operations	(16.8)	(5.4)	(0.3)	(4.5)

Discontinued operations (Note 14):
Income from discontinued operations before income tax	3.4	10.0	33.2	31.7
Gain / (loss) from disposal of discontinued operations	—	—	0.1	(1.9)
Income tax expense from discontinued operations	2.7	1.1	7.0	4.9
Net income from discontinued operations	0.7	8.9	26.3	24.9

Net income / (loss)	$(16.1)	$3.5	$26.0	$20.4
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2019	2018	2019	2018
Net income / (loss)	$(16.1)	$3.5	$26.0	$20.4
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $0.1, $(0.9), $0.2 and $(0.2) for each respective period	(0.5)	(0.6)	(0.8)	0.3
Reclassification to earnings, net of income tax expense of $0.0, $0.3, $0.1 and $0.2 for each respective period	(0.3)	—	(0.5)	(0.4)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0, $(0.1), $0.0 and $(1.5) for each respective period	—	0.1	—	2.8
Total change in fair value of derivatives	(0.8)	(0.5)	(1.3)	2.7
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $0.0, $0.0, $0.0 and $(0.1) for each respective period	—	0.2	0.1	0.3
Total change in unfunded pension and postretirement obligations	—	0.2	0.1	0.3

Other comprehensive income / (loss)	(0.8)	(0.3)	(1.2)	3.0

Net comprehensive income / (loss)	$(16.9)	$3.2	$24.8	$23.4
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$31.1	$90.5
Restricted cash	11.5	21.2
Accounts receivable, net (Note 2)	67.5	90.5
Inventories (Note 2)	14.7	10.7
Taxes applicable to subsequent years	36.3	72.6
Regulatory assets, current	43.5	41.1
Prepayments and other current assets	14.7	12.9
Current assets of discontinued operations and held-for-sale businesses	4.2	8.7
Total current assets	223.5	348.2

Property, plant & equipment:
Property, plant & equipment	1,651.4	1,615.6
Less: Accumulated depreciation and amortization	(337.4)	(310.8)
	1,314.0	1,304.8
Construction work in process	75.5	32.2
Total net property, plant & equipment	1,389.5	1,337.0

Other non-current assets:
Regulatory assets, non-current	158.0	152.6
Intangible assets, net of amortization	20.4	18.4
Other non-current assets	21.1	21.6
Non-current assets of discontinued operations and held-for-sale businesses	5.2	5.3
Total other non-current assets	204.7	197.9

Total assets	$1,817.7	$1,883.1

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$63.2	$103.6
Accounts payable	84.5	58.1
Accrued taxes	74.2	76.7
Accrued interest	11.9	14.3
Customer deposits	22.0	21.3
Regulatory liabilities, current	36.1	34.9
Accrued and other current liabilities	18.1	22.0
Current liabilities of discontinued operations and held-for-sale businesses	10.6	12.2
Total current liabilities	320.6	343.1

Non-current liabilities:
Long-term debt (Note 6)	1,363.9	1,372.3
Deferred income taxes	114.6	116.1
Taxes payable	40.0	76.1
Regulatory liabilities, non-current	281.7	278.3
Accrued pension and other post-retirement benefits	74.5	82.3
Asset retirement obligations	9.5	9.4
Other non-current liabilities	7.0	8.0
Non-current liabilities of discontinued operations and held-for-sale businesses	52.7	69.2
Total non-current liabilities	1,943.9	2,011.7

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Other paid-in capital	2,370.6	2,370.5
Accumulated other comprehensive income	1.0	2.2
Accumulated deficit	(2,818.4)	(2,844.4)
Total common shareholder's deficit	(446.8)	(471.7)

Total liabilities and shareholder's deficit	$1,817.7	$1,883.1
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$26.0	$20.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13.9	41.6
Loss on early extinguishment of debt	44.9	6.4
Deferred income taxes	8.6	(20.0)
Fixed-asset impairment	—	1.2
Loss / (gain) on disposal and sale of business, net	(0.1)	13.5
Loss on asset disposal, net	0.9	1.1
Changes in certain assets and liabilities:
Accounts receivable, net	24.7	20.9
Inventories	(4.0)	13.5
Taxes applicable to subsequent years	37.5	39.3
Deferred regulatory costs, net	(6.7)	(6.7)
Accounts payable	7.8	(11.1)
Accrued taxes	(41.7)	(19.9)
Accrued interest	(2.4)	(1.7)
Accrued pension and other post-retirement benefits	(8.7)	(5.3)
Other	(1.7)	4.5
Net cash provided by operating activities	99.0	97.7
Cash flows from investing activities:
Capital expenditures	(63.4)	(50.7)
Proceeds from disposal and sale of business	—	234.9
Payments on disposal and sale of business	—	(14.5)
Proceeds from sale of property	—	10.6
Insurance proceeds	—	2.8
Other investing activities, net	(3.2)	(0.5)
Net cash provided by / (used in) investing activities	(66.6)	182.6
Cash flows from financing activities:
Payments of deferred financing costs	(8.1)	—
Issuance of long-term debt, net of discount	821.7	—
Retirement of long-term debt, including early payment premium	(978.0)	(238.3)
Borrowings from revolving credit facilities	73.0	30.0
Repayment of borrowings from revolving credit facilities	(10.0)	(30.0)
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(101.5)	(238.3)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	1.5
Cash, cash equivalents, and restricted cash:
Net change	(69.1)	43.5
Balance at beginning of period	111.7	24.9
Cash, cash equivalents, and restricted cash at end of period	$42.6	$68.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$45.3	$49.2
Income taxes paid / (refunded), net	$0.9	$(2.0)
Non-cash financing and investing activities:
Accruals for capital expenditures	$20.5	$7.2
Non-cash proceeds from sale of business	$—	$4.1
Non-cash capital contribution (Note 9)	$—	$26.7
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, January 1, 2018	1	$—	$2,330.4	$0.8	$(2,915.5)	$(584.3)
Net comprehensive income				3.3	16.9	20.2
Capital contributions (b)			44.6			44.6
Other (c)				(1.0)	1.0	—
Balance, March 31, 2018	1	—	2,375.0	3.1	(2,897.6)	(519.5)
Net comprehensive income				(0.3)	3.5	3.2
Capital contributions (b)			(17.9)			(17.9)
Other			0.1			0.1
Balance, June 30, 2018	1	$—	$2,357.2	$2.8	$(2,894.1)	$(534.1)

(a)	1,500 shares authorized.

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

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, January 1, 2019	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(0.4)	42.1	41.7
Capital contributions (b)			1.5			1.5
Other			0.1			0.1
Balance, March 31, 2019	1	—	2,372.1	1.8	(2,802.3)	(428.4)
Net comprehensive loss				(0.8)	(16.1)	(16.9)
Capital contributions (b)			(1.5)			(1.5)
Balance, June 30, 2019	1	$—	$2,370.6	$1.0	$(2,818.4)	$(446.8)

(a)	1,500 shares authorized.

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

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 525,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, DP&L's distribution sales will primarily be impacted by customer growth within our service territory. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

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

DPL and its subsidiaries employed 661 people as of June 30, 2019, of which 649 were employed by DP&L. Approximately 56% of all DPL employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of June 30, 2019, AES Ohio Generation has an undivided ownership interest in one coal-fired generating facility, which is included in the financial statements at a carrying value of zero as it has been fully impaired. Operating revenues and expenses of this facility are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2019; our results of operations for the three and six months ended June 30, 2019 and 2018, our cash flows for the six months ended June 30, 2019 and 2018 and the changes in our equity for the three and six months ended June 30, 2019 and 2018. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2019 may not be indicative of our results that will be realized for the full year ending December 31, 2019.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$31.1	$90.5
Restricted cash	11.5	21.2
Cash, Cash Equivalents, and Restricted Cash, End of Period	$42.6	$111.7

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2019 and 2018 were $10.4 million and $12.3 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2019 and 2018 were $24.3 million and $25.4 million, respectively.

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
2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings at the election of the filer. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
		January 1, 2019	The adoption of this standard had no material impact on our condensed consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
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
		January 1, 2019	The adoption of this standard had no material impact on our condensed consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)	See "Adoption of FASC Topic 842, Leases" below.	January 1, 2019	See impact upon adoption of the standard below.

Adoption of FASC Topic 842, "Leases"
On January 1, 2019, we adopted ASU 2016-02 Leases and its subsequent corresponding updates (“FASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates current real estate-specific provisions.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a net investment in a lease. According to FASC 842, the net investment in the lease includes the fair value of the plant after the contract period but does not include variable payments such as margin on the sale of energy. Therefore, the net investment in the lease could be significantly different than the carrying amount of the underlying asset at lease commencement. In such circumstances, the difference between the initially recognized net investment in the lease and the carrying amount of the underlying asset is recognized as a gain/loss at lease commencement.

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
2016-13, 2019-04, 2019-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.

Transition method: various.
		January 1, 2020	We are currently evaluating the impact of adopting the standard on our Condensed Consolidated Financial Statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
$ in millions	2019	2018
Accounts receivable, net:
Customer receivables	$47.2	$55.8
Unbilled revenue	16.3	16.8
Amounts due from affiliates	0.2	—
Due from PJM transmission enhancement settlement	3.0	16.5
Other	1.2	2.3
Provision for uncollectible accounts	(0.4)	(0.9)
Total accounts receivable, net	$67.5	$90.5

Inventories, at average cost:
Fuel and limestone	$2.8	$1.9
Materials and supplies	11.9	8.3
Other	—	0.5
Total inventories, at average cost	$14.7	$10.7

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended June 30,		Six months ended June 30,
$ in millions		2019	2018	2019	2018
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.3)	$(0.3)	$(0.6)	$(0.6)
	Income tax expense	—	0.3	0.1	0.2
	Net of income taxes	(0.3)	—	(0.5)	(0.4)

	Loss from discontinued operations	—	0.2	—	4.3
	Income tax benefit from discontinued operations	—	(0.1)	—	(1.5)
	Net of income taxes	—	0.1	—	2.8

Amortization of defined benefit pension items (Note 8):
	Other expense	—	0.2	0.1	0.4
	Income tax benefit	—	—	—	(0.1)
	Net of income taxes	—	0.2	0.1	0.3

Total reclassifications for the period, net of income taxes		$(0.3)	$0.3	$(0.4)	$2.7

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2019	$17.0	$(14.8)	$2.2

Other comprehensive loss before reclassifications	(0.8)	—	(0.8)
Amounts reclassified from AOCI to earnings	(0.5)	0.1	(0.4)
Net current period other comprehensive income / (loss)	(1.3)	0.1	(1.2)

Balance at June 30, 2019	$15.7	$(14.7)	$1.0

Operating expenses - other
Operating expenses - other generally includes gains or losses on asset sales or dispositions, insurance recoveries, gains or losses on the sale of businesses and other expense or income from miscellaneous transactions. The components of Operating expenses - other are summarized as follows:

	Three months ended June 30,		Six months ended June 30,
$ in millions	2019	2018	2019	2018
Loss on disposal and sale of businesses	$—	$—	$—	$11.7
Fixed-asset impairment	—	1.2	—	1.2
Other	—	—	0.9	0.1
Net other expense / (income)	$—	$1.2	$0.9	$13.0

Note 3 – Regulatory Matters

DMR
On October 20, 2017, the PUCO approved DP&L’s 2017 ESP.  On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That appeal remains pending.

Pursuant to the 2017 ESP, on January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.

Ohio House Bill 6
On July 23, 2019, the Governor of Ohio signed Ohio House Bill 6, which, among other things, does the following:

•
beginning January 1, 2020, replaces DP&L’s non-bypassable Reconciliation Rider, permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s interest in OVEC and its OVEC-related costs through 2023, with a non-bypassable recovery mechanism for recovery of prudently incurred OVEC costs through 2030;

•	eliminates the annual energy efficiency targets for Ohio utilities after 2020;

•	allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2019 and December 31, 2018. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	June 30, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.4	$0.4
Equity securities	2.3	3.9	2.4	3.5
Debt securities	4.1	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$6.8	$8.4	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,364.1	$1,432.1	$1,475.9	$1,519.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2019 or 2018.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. On January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. Changes to fair value were not material for the six months ended June 30, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Consolidated Balance Sheets and classified as available for sale.

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

The fair value of assets and liabilities at June 30, 2019 and December 31, 2018 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at June 30, 2019 (a)				Fair value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.4	$—	$—	$0.4
Equity securities	—	3.9	—	3.9	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.2	8.2	—	8.4	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	0.4	—	0.4	—	1.5	—	1.5
Total Derivative assets	—	0.4	—	0.4	—	1.5	—	1.5

Total Assets	$0.2	$8.6	$—	$8.8	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$1,414.5	$17.6	$1,432.1	$—	$1,501.9	$17.7	$1,519.6

Total Liabilities	$—	$1,414.5	$17.6	$1,432.1	$—	$1,501.9	$17.7	$1,519.6

(a)	Includes credit valuation adjustment

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

As of June 30, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Three months ended
	June 30, 2019		June 30, 2018
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$0.4	$16.1	$(0.1)	$18.0
Net losses associated with current period hedging transactions	—	(0.5)	—	(0.6)
Net (gains) / losses reclassified to earnings
Interest expense	—	(0.3)	—	—
Loss from discontinued operations	—	—	0.1	—
Ending accumulated derivative gains in AOCI	$0.4	$15.3	$—	$17.4

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$0.4	$16.6	$(2.8)	$17.5
Net gains / (losses) associated with current period hedging transactions	—	(0.8)	—	0.3
Net (gains) / losses reclassified to earnings
Interest expense	—	(0.5)	—	(0.4)
Loss from discontinued operations	—	—	2.8	—
Ending accumulated derivative gains in AOCI	$0.4	$15.3	$—	$17.4

Portion expected to be reclassified to earnings in the next twelve months		$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		14

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

Fair Values of Derivative Instruments
at June 30, 2019
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Prepayments and other current assets)
Interest rate swap	Designated	$0.3	$—	$—	$0.3

Long-term derivative positions (presented in Other non-current assets)
Interest rate swap	Designated	0.1	—	—	0.1
Total assets		$0.4	$—	$—	$0.4

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
at December 31, 2018
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Prepayments and other current assets)
Interest rate swaps	Designated	$0.9	$—	$—	$0.9

Long-term derivative positions (presented in Other non-current assets)
Interest rate swaps	Designated	0.6	—	—	0.6
Total assets		$1.5	$—	$—	$1.5

(a)	Includes credit valuation adjustment.

Any prior year ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Consolidated Statements of Operations.

Note 6 – Long-term Debt

The following table summarizes DPL's long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2019	2018
Term loan - rates from 4.50% - 4.53% (a) and 4.01% - 4.60% (b)		2022	$—	$436.1
First Mortgage Bonds	3.95%	2049	425.0	—
Tax-exempt First Mortgage Bonds - rates from 3.00% - 3.07% (a) and 1.52% - 1.92% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.6	17.7
Unamortized deferred financing costs			(4.5)	(6.3)
Unamortized debt discounts and premiums, net			(2.7)	(1.4)
Total long-term debt at DP&L			575.4	586.1

Senior unsecured bonds	6.75%	2019	—	99.0
Senior unsecured bonds	7.25%	2021	380.0	780.0
Senior unsecured notes	4.35%	2029	400.0	—
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.9)	(4.3)
Unamortized debt discounts and premiums, net			(1.0)	(0.5)
Total long-term debt			1,364.1	1,475.9
Less: current portion			(0.2)	(103.6)
Long-term debt, net of current portion			$1,363.9	$1,372.3

(a)	Range of interest rates for the six months ended June 30, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At June 30, 2019 and December 31, 2018, DPL had outstanding borrowings on its line of credit of $63.0 million and $0.0 million, respectively. At June 30, 2019 and December 31, 2018, DP&L had no outstanding borrowings on its line of credit.

Significant transactions
On June 19, 2019, DP&L amended and restated its unsecured revolving credit facility. The revolving credit facility has a $175.0 million borrowing limit, with a $75.0 million letter of credit sublimit, a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million, a maturity date of June 2024, and a provision that provides DP&L the option to request up to two one-year extensions of the maturity date.

On June 6, 2019, DP&L closed on a $425.0 million issuance of First Mortgage Bonds due 2049. These new bonds carry an interest rate of 3.95%. The proceeds of this issuance were used to repay in full the outstanding principal of $435.0 million of DP&L's variable rate Term Loan B credit agreement.

On June 19, 2019, DPL amended and restated its secured revolving credit facility. The revolving credit facility has a $125.0 million borrowing limit, with a $75.0 million letter of credit sublimit, a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million, and a maturity date of June 2023.

On April 17, 2019, DPL closed a $400.0 million issuance of senior unsecured notes. These notes carry an interest rate of 4.35% and mature on April 15, 2029. Proceeds from the issuance and cash on hand were used to settle a partial redemption for $400.0 million of DPL's 7.25% senior unsecured notes maturing October 15, 2021, as discussed below. After the redemption, the DPL 7.25% senior notes due in 2021 have an outstanding balance of $380.0 million.

On April 8, 2019, DPL issued a Notice of Partial Redemption to the Trustee (Wells Fargo Bank N.A.) on the DPL 7.25% Senior Notes due 2021. DPL notified the trustee that it was calling $400.0 million of the $780.0 million outstanding principal amount of these notes. The redemption date was May 7, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $41.4 million.

On March 4, 2019, DPL issued a Notice of Full Redemption to the Trustee (U.S. Bank) on the DPL 6.75% Senior Notes due 2019. DPL notified the trustee that it was calling the remaining $99.0 million outstanding principal amount of these notes. The redemption date was April 4, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $1.5 million with cash on hand.

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

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreement is not to exceed 7.00 to 1.00. As of June 30, 2019, this financial covenant was met with a ratio of 5.41 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.25 to 1.00. As of June 30, 2019, this financial covenant was met with a ratio of 2.92 to 1.00.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. DPL is also restricted from making dividend and tax sharing payments from DPL to AES per its 2017 ESP. This order restricts dividend payments from DPL to AES during the term of the 2017 ESP and restricts tax sharing payments from DPL to AES during the term of the DMR.

DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, this covenant shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of June 30, 2019, DP&L's ratings meet those requirements and this covenant is suspended for the quarter ended June 30, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 9.53 to 1.00 as of June 30, 2019.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.57 to 1.00 as of June 30, 2019.

As of June 30, 2019, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2019 and 2018.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
DPL	16.6%	(12.9)%	12.8%	13.9%

Income tax expense for the six months ended June 30, 2019 and 2018 was calculated using the estimated annual effective income tax rates for 2019 and 2018 of 12.3% and 16.5%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DPL’s effective combined state and federal income tax rate for all operations was 16.6% and 12.8% for the three and six months ended June 30, 2019, respectively. These rates are lower than the combined federal and state statutory rate of 21.6% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of DP&L relative to pre-tax book losses.

For the six months ended June 30, 2019, DPL’s current period effective tax rate for all operations was not materially different than the estimated annual effective rate.

Per the terms of DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. As such, during the six months ended June 30, 2018, DPL converted $26.7 million of accrued tax sharing liabilities with AES to additional equity investment in DPL. Through the six months ended June 30, 2019, DPL has a current tax benefit. Consequently, there was no conversion of current tax liabilities in 2019.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the six months ended June 30, 2019 and 2018.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2019 and 2018 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Service cost	$0.9	$1.5	$1.8	$3.0
Interest cost	3.8	3.5	7.5	6.9
Expected return on plan assets	(5.0)	(5.4)	(10.0)	(10.6)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.6	0.5
Actuarial loss	1.0	1.6	2.1	3.2
Net periodic benefit cost	$1.0	$1.5	$2.0	$3.0

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million at June 30, 2019 and $9.2 million at December 31, 2018 were not material to the financial statements in the periods covered by this report.

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

For the six months ended June 30, 2018, AES made capital contributions of $26.7 million by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities. Through the six months ended June 30, 2019, DPL has a current tax benefit. Consequently, there was no conversion of current tax liabilities in 2019.

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

At June 30, 2019, DPL had $21.6 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. At June 30, 2019 and December 31, 2018, we had no outstanding balance of obligations covered by these guarantees.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At June 30, 2019, DP&L could be responsible for the repayment of 4.9%, or $67.2 million, of $1,372.4 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2019, cannot be reasonably determined.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 525,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is now included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are now presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2019
Revenues from external customers	$177.4	$6.8	$—	$184.2
Intersegment revenues	0.3	0.8	(1.1)	—
Total revenues	$177.7	$7.6	$(1.1)	$184.2

Depreciation and amortization	$17.5	$0.5	$—	$18.0
Interest expense	$6.7	$15.0	$—	$21.7
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$36.0	$(58.7)	$—	$(22.7)

Cash capital expenditures	$28.5	$0.6	$—	$29.1

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2018
Revenues from external customers	$168.6	$9.5	$—	$178.1
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$168.8	$10.3	$(1.0)	$178.1

Depreciation and amortization	$18.8	$1.5	$—	$20.3
Interest expense	$6.5	$17.5	$—	$24.0
Income / (loss) from continuing operations before income tax	$17.1	$(24.0)	$—	$(6.9)

Cash capital expenditures	$19.9	$3.5	$—	$23.4

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2019
Revenues from external customers	$378.5	$14.7	$—	$393.2
Intersegment revenues	0.6	1.6	(2.2)	—
Total revenues	$379.1	$16.3	$(2.2)	$393.2

Depreciation and amortization	$35.5	$0.9	$—	$36.4
Interest expense	$13.8	$31.6	$—	$45.4
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$71.1	$(74.6)	$—	$(3.5)

Cash capital expenditures	$62.2	$1.2	$—	$63.4

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2018
Revenues from external customers	$364.4	$19.4	$—	$383.8
Intersegment revenues	0.4	1.4	(1.8)	—
Total revenues	$364.8	$20.8	$(1.8)	$383.8

Depreciation and amortization	$37.4	$1.7	$—	$39.1
Interest expense	$14.7	$37.1	$—	$51.8
Income / (loss) from continuing operations before income tax	$36.4	$(42.5)	$—	$(6.1)

Cash capital expenditures	$44.5	$6.2	$—	$50.7

(a)	"Other" includes Cash capital expenditures related to assets of discontinued operations and held-for-sale businesses for the three and six months ended June 30, 2018.

Total Assets	June 30, 2019	December 31, 2018
Utility	$1,775.1	$1,819.6
All Other (a)	42.6	63.5
DPL Consolidated	$1,817.7	$1,883.1

(a)	"All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations for all periods presented.

Note 12 – Revenue

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenues, see Note 14 — Revenue in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

DPL's revenue from contracts with customers was $173.2 million and $168.5 million for the three months ended June 30, 2019 and 2018, respectively, and $381.5 million and $365.0 million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2019 and 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2019
Retail revenue
Retail revenue from contracts with customers	$150.6	$—	$0.3	$150.9
Other retail revenue (a)	10.4	—	—	10.4
Wholesale revenue
Wholesale revenue from contracts with customers	3.4	3.0	(0.6)	5.8
RTO ancillary revenue	10.9	0.1	—	11.0
Capacity revenue	1.8	1.5	—	3.3
Miscellaneous revenue from contracts with customers (b)	—	2.2	—	2.2
Miscellaneous revenue	0.6	0.8	(0.8)	0.6
Total revenues	$177.7	$7.6	$(1.1)	$184.2

	Three Months Ended June 30, 2018
Retail revenue
Retail revenue from contracts with customers	$139.7	$—	$(0.2)	$139.5
Other retail revenue (a)	9.6	—	—	9.6
Wholesale revenue
Wholesale revenue from contracts with customers	7.1	4.6	—	11.7
RTO ancillary revenue	10.5	0.1	—	10.6
Capacity revenue	1.9	2.1	—	4.0
Miscellaneous revenue from contracts with customers (b)	—	2.7	—	2.7
Miscellaneous revenue	—	0.8	(0.8)	—
Total revenues	$168.8	$10.3	$(1.0)	$178.1

	Six months ended June 30, 2019
Retail revenue
Retail revenue from contracts with customers	$333.3	$—	$—	$333.3
Other retail revenue (a)	11.1	—	—	11.1
Wholesale revenue
Wholesale revenue from contracts with customers	8.4	6.4	(0.6)	14.2
RTO ancillary revenue	21.8	0.1	—	21.9
Capacity revenue	3.9	3.1	—	7.0
Miscellaneous revenue from contracts with customers (b)	—	5.1	—	5.1
Miscellaneous revenue	0.6	1.6	(1.6)	0.6
Total revenues	$379.1	$16.3	$(2.2)	$393.2

	Six months ended June 30, 2018
Retail revenue
Retail revenue from contracts with customers	$300.9	$—	$(0.4)	$300.5
Other retail revenue (a)	18.8	—	—	18.8
Wholesale revenue
Wholesale revenue from contracts with customers	19.7	11.1	—	30.8
RTO ancillary revenue	21.6	0.2	—	21.8
Capacity revenue	3.8	3.0	—	6.8
Miscellaneous revenue from contracts with customers (b)	—	5.1	—	5.1
Miscellaneous revenue	—	1.4	(1.4)	—
Total revenues	$364.8	$20.8	$(1.8)	$383.8

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

(b)	Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $63.5 million and $72.6 million as of June 30, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 13 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three and six months ended June 30, 2018, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

Note 14 – Discontinued Operations

On December 8, 2017, DPL and AES Ohio Generation completed the sale of their entire undivided interest in the Miami Fort Station and the Zimmer Station. On March 27, 2018, DPL and AES Ohio Generation completed the sale of the Peaker assets to Kimura Power, LLC, and this transaction resulted in a loss on sale of $1.9 million for the six months ended June 30, 2018. Further, on May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine as planned.

Consequently, we determined that the disposal of this group of components, as a whole, represents a strategic shift by us to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations, assets and liabilities of this group of components were reported as such in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	June 30, 2019	December 31, 2018
Accounts receivable, net	$2.4	$4.0
Taxes applicable to subsequent years	1.2	2.3
Prepayments and other current assets	0.6	2.4
Intangible assets, net of amortization	5.2	5.3
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$9.4	$14.0

Accounts payable	$5.7	$3.9
Accrued taxes	1.2	3.1
Accrued and other current liabilities	3.7	5.2
Deferred income taxes (a)	(33.9)	(39.8)
Taxes payable	1.2	2.3
Accrued pension and other post-retirement benefits	—	9.7
Asset retirement obligations	69.7	90.4
Other non-current liabilities	15.7	6.6
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$63.3	$81.4

(a)	Deferred income taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Revenues	$14.6	$38.7	$30.9	$126.2
Operating costs and other expenses	(11.2)	(28.7)	2.3	(94.5)
Income from discontinued operations	3.4	10.0	33.2	31.7
Gain / (loss) from disposal of discontinued operations	—	—	0.1	(1.9)
Income tax expense from discontinued operations	2.7	1.1	7.0	4.9
Net income from discontinued operations	$0.7	$8.9	$26.3	$24.9

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $4.8 million and $33.9 million for the three months ended June 30, 2019 and 2018, respectively, and $12.9 million and $44.4 million for the six months ended June 30, 2019 and 2018, respectively. Cash flows from investing activities for discontinued operations were

$(2.0) million and $233.8 million for the three and six months ended June 30, 2018. There were no cash flows from investing activities for the three and six months ended June 30, 2019.

AROs of Discontinued Operations
DPL's retired Stuart and Killen generating facilities continue to carry ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by a combined $22.5 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen is included in the Asset retirement obligations balance in the total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets as of June 30, 2019 above. As these plants are no longer in service, the reduction to the ARO liability was also recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating costs and other expenses of discontinued operations for the six months ended June 30, 2019 in the table above.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Revenues	$177.7	$168.8	$379.1	$364.8

Operating costs and expenses
Net fuel cost	0.5	0.7	1.4	1.6
Net purchased power cost	54.1	68.9	127.4	152.7
Operation and maintenance	44.8	39.9	93.0	72.1
Depreciation and amortization	17.5	18.8	35.5	37.4
Taxes other than income taxes	18.0	16.0	37.4	35.3
Loss on asset disposal	0.1	0.1	0.1	0.1
Loss on disposal of business (Note 12)	—	—	—	12.4
Total operating costs and expenses	135.0	144.4	294.8	311.6

Operating income	42.7	24.4	84.3	53.2

Other income / (expense), net:
Interest expense	(6.7)	(6.5)	(13.8)	(14.7)
Loss on early extinguishment of debt	—	(0.1)	—	(0.6)
Other income / (expense)	—	(0.7)	0.6	(1.5)
Total other expense, net	(6.7)	(7.3)	(13.2)	(16.8)

Income before income tax	36.0	17.1	71.1	36.4

Income tax expense	6.2	2.1	12.3	5.7

Net income	$29.8	$15.0	$58.8	$30.7
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
$ in millions	2019	2018	2019	2018
Net income	$29.8	$15.0	$58.8	$30.7
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $0.1, $(0.1), $0.2 and $0.3 for each respective period	(0.6)	0.2	(0.8)	0.7
Reclassification to earnings, net of income tax expense of $0.0, $0.1, $0.0 and $0.3 for each respective period	—	(0.2)	(0.1)	(0.5)
Total change in fair value of derivatives	(0.6)	—	(0.9)	0.2

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(1.2), $(0.2), $(1.4) and $(0.4) for each respective period	(0.3)	0.8	0.4	1.7
Total change in unfunded pension and postretirement obligations	(0.3)	0.8	0.4	1.7

Other comprehensive income / (loss)	(0.9)	0.8	(0.5)	1.9

Net comprehensive income	$28.9	$15.8	$58.3	$32.6
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$5.6	$45.0
Restricted cash	11.5	21.2
Accounts receivable, net (Note 2)	71.6	90.4
Inventories (Note 2)	11.2	7.7
Taxes applicable to subsequent years	36.2	72.4
Regulatory assets, current	43.5	41.1
Taxes receivable	16.8	19.6
Prepayments and other current assets	11.0	13.3
Total current assets	207.4	310.7

Property, plant & equipment:
Property, plant & equipment	2,305.7	2,274.4
Less: Accumulated depreciation and amortization	(1,009.8)	(988.0)
	1,295.9	1,286.4
Construction work in process	74.2	31.7
Total net property, plant & equipment	1,370.1	1,318.1

Other non-current assets:
Regulatory assets, non-current	158.0	152.6
Intangible assets, net of amortization	19.3	17.2
Other non-current assets	20.3	21.0
Total other non-current assets	197.6	190.8
Total assets	$1,775.1	$1,819.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$0.2	$4.6
Accounts payable	82.2	55.8
Accrued taxes	76.0	75.7
Accrued interest	2.0	0.4
Customer deposits	22.0	21.3
Regulatory liabilities, current	36.1	34.9
Accrued and other current liabilities	13.2	17.5
Total current liabilities	231.7	210.2

Non-current liabilities:
Long-term debt (Note 6)	575.2	581.5
Deferred income taxes	125.5	131.7
Taxes payable	41.1	77.1
Regulatory liabilities, non-current	281.7	278.3
Accrued pension and other post-retirement benefits	74.5	83.2
Asset retirement obligations	4.7	4.7
Other non-current liabilities	7.4	7.6
Total non-current liabilities	1,110.1	1,164.1

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	641.8	711.8
Accumulated other comprehensive loss	(35.8)	(35.3)
Accumulated deficit	(173.1)	(231.6)
Total common shareholder's equity	433.3	445.3
Total liabilities and shareholder's equity	$1,775.1	$1,819.6
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$58.8	$30.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35.5	37.4
Loss on early extinguishment of debt	—	0.6
Deferred income taxes	(3.5)	(6.7)
Loss on disposal of business	—	12.4
Changes in certain assets and liabilities:
Accounts receivable, net	18.9	10.9
Inventories	(3.5)	(0.3)
Taxes applicable to subsequent years	36.2	36.4
Deferred regulatory costs, net	(6.7)	(6.7)
Accounts payable	6.0	(5.6)
Accrued taxes payable / receivable	(33.0)	(31.7)
Accrued interest	1.5	—
Accrued pension and other post-retirement benefits	(8.6)	(4.4)
Other	2.4	6.1
Net cash provided by operating activities	104.0	79.1
Cash flows from investing activities:
Capital expenditures	(62.2)	(44.5)
Payments on disposal of business	—	(14.5)
Proceeds from sale of property	—	10.6
Other investing activities, net	(3.2)	(0.1)
Net cash used in investing activities	(65.4)	(48.5)
Cash flows from financing activities:
Payments of deferred financing costs	(3.8)	—
Returns of capital paid to parent	(70.0)	(23.8)
Capital contributions from parent	—	80.0
Borrowings from revolving credit facilities	—	30.0
Repayment of borrowings from revolving credit facilities	—	(30.0)
Issuance of long-term debt, net of discount	422.3	—
Retirement of long-term debt, including early payment premium	(436.1)	(62.2)
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(87.7)	(6.0)
Cash, cash equivalents, and restricted cash:
Net change	(49.1)	24.6
Balance at beginning of period	66.2	5.6
Cash, cash equivalents, and restricted cash at end of period	$17.1	$30.2
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.3	$11.5
Income taxes paid, net	$12.0	$2.7
Non-cash financing and investing activities:
Accruals for capital expenditures	$20.4	$5.6
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2018	41,172,173	$0.4	$685.8	$(36.2)	$(319.3)	$330.7
Net comprehensive income				1.1	15.7	16.8
Return of capital			(23.8)			(23.8)
Capital contributions from parent			80.0			80.0
Other (b)			(0.3)	(1.1)	1.0	(0.4)
Balance, March 31, 2018	41,172,173	0.4	741.7	(36.2)	(302.6)	403.3
Net comprehensive income				0.8	15.0	15.8
Balance, June 30, 2018	41,172,173	$0.4	$741.7	$(35.4)	$(287.6)	$419.1

(a)	$0.01 par value, 50,000,000 shares authorized.

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

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2019	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				0.4	29.0	29.4
Other					(0.3)	(0.3)
Balance, March 31, 2019	41,172,173	0.4	711.8	(34.9)	(202.9)	474.4
Net comprehensive income				(0.9)	29.8	28.9
Return of capital			(70.0)			(70.0)
Balance, June 30, 2019	41,172,173	$0.4	$641.8	$(35.8)	$(173.1)	$433.3

(a)	$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 525,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which have either been closed or sold. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, DP&L's distribution sales will primarily be impacted by customer growth within our service territory. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 649 people as of June 30, 2019. Approximately 57% of DP&L employees are under a collective bargaining agreement, which expires October 31, 2020.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2019; our results of operations for the three and six months ended June 30, 2019 and 2018, our cash flows for the six months ended June 30, 2019 and 2018 and the changes in our equity for the three and six months ended June 30, 2019 and 2018. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2019 may not be indicative of our results that will be realized for the full year ending December 31, 2019.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2019	December 31, 2018
Cash and cash equivalents	$5.6	$45.0
Restricted cash	11.5	21.2
Cash, Cash Equivalents, and Restricted Cash, End of Period	$17.1	$66.2

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2019 and 2018 were $10.4 million and $12.3 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2019 and 2018 were $24.3 million and $25.4 million, respectively.

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
2018-02, Income Statement — Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from AOCI
This amendment allows a reclassification of the stranded tax effects resulting from the implementation of the Tax Cuts and Jobs Act from AOCI to retained earnings at the election of the filer. Because this amendment only relates to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected.
		January 1, 2019	The adoption of this standard had no material impact on our condensed financial statements.
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
		January 1, 2019	The adoption of this standard had no material impact on our condensed financial statements.
2016-02, 2018-01, 2018-10, 2018-11 Leases (Topic 842)	See "Adoption of FASC Topic 842, Leases" below.	January 1, 2019	See impact upon adoption of the standard below.

Adoption of FASC Topic 842, "Leases"
On January 1, 2019, we adopted ASU 2016-02 Leases and its subsequent corresponding updates (“FASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases and recognize expenses in a manner similar to the current accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates current real estate-specific provisions.

Under FASC 842, it is expected that fewer contracts will contain a lease. However, due to the elimination of the real estate-specific guidance and changes to certain lessor classification criteria, more leases will qualify as sales-type leases and direct financing leases. Under these two models, a lessor will derecognize the asset and will recognize a net investment in a lease. According to FASC 842, the net investment in the lease includes the fair value of the plant after the contract period but does not include variable payments such as margin on the sale of energy.

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
2016-13, 2019-04, 2019-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
The standard updates the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities.

Transition method: various.
		January 1, 2020	We are currently evaluating the impact of adopting the standard on our Condensed Financial Statements.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
$ in millions	2019	2018
Accounts receivable, net:
Customer receivables	$44.4	$53.3
Unbilled revenue	16.3	16.8
Amounts due from affiliates	7.1	2.3
Due from PJM transmission enhancement settlement	3.0	16.5
Other	1.2	2.4
Provision for uncollectible accounts	(0.4)	(0.9)
Total accounts receivable, net	$71.6	$90.4

Inventories, at average cost:
Materials and supplies	$11.2	$7.1
Other	—	0.6
Total inventories, at average cost	$11.2	$7.7

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended June 30,		Six months ended June 30,
$ in millions		2019	2018	2019	2018
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$—	$(0.3)	$(0.1)	$(0.8)
	Income tax expense	—	0.1	—	0.3
	Net of income taxes	—	(0.2)	(0.1)	(0.5)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.9	1.0	1.8	2.1
	Income tax benefit	(1.2)	(0.2)	(1.4)	(0.4)
	Net of income taxes	(0.3)	0.8	0.4	1.7

Total reclassifications for the period, net of income taxes		$(0.3)	$0.6	$0.3	$1.2

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the six months ended June 30, 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2019	$0.6	$(35.9)	$(35.3)

Other comprehensive loss before reclassifications	(0.8)	—	(0.8)
Amounts reclassified from AOCI to earnings	(0.1)	0.4	0.3
Net current period other comprehensive income / (loss)	(0.9)	0.4	(0.5)

Balance at June 30, 2019	$(0.3)	$(35.5)	$(35.8)

Note 3 – Regulatory Matters

DMR
On October 20, 2017, the PUCO approved DP&L’s 2017 ESP.  On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That appeal remains pending.

Pursuant to the 2017 ESP, on January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position

DP&L to make capital expenditures to maintain and modernize its electric grid. DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.

Ohio House Bill 6
On July 23, 2019, the Governor of Ohio signed Ohio House Bill 6, which, among other things, does the following:

•
beginning January 1, 2020, replaces DP&L’s non-bypassable Reconciliation Rider, permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s interest in OVEC and its OVEC-related costs through 2023, with a non-bypassable recovery mechanism for recovery of prudently incurred OVEC costs through 2030;

•	eliminates the annual energy efficiency targets for Ohio utilities after 2020;

•	allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2019 and December 31, 2018. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	June 30, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.4	$0.4
Equity securities	2.3	3.9	2.4	3.5
Debt securities	4.1	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$6.8	$8.4	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$575.4	$599.9	$586.1	$593.8

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2019 or 2018.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. On January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. Changes to fair value were not material for the six months ended June 30, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Balance Sheets and classified as available for sale.

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

The fair value of assets and liabilities at June 30, 2019 and December 31, 2018 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at June 30, 2019 (a)				Fair value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.4	$—	$—	$0.4
Equity securities	—	3.9	—	3.9	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.2	8.2	—	8.4	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	0.4	—	0.4	—	1.5	—	1.5
Total derivative assets	—	0.4	—	0.4	—	1.5	—	1.5

Total assets	$0.2	$8.6	$—	$8.8	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$582.3	$17.6	599.9	$—	$576.1	$17.7	$593.8

Total liabilities	$—	$582.3	$17.6	$599.9	$—	$576.1	$17.7	$593.8

(a)	Includes credit valuation adjustment

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

As of June 30, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and six months ended June 30, 2019 and 2018:

	Three months ended
	June 30, 2019	June 30, 2018
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCI	$0.3	$1.6
Net gains / (losses) associated with current period hedging transactions	(0.6)	0.2
Net gains reclassified to earnings
Interest expense	—	(0.2)
Ending accumulated derivative gains / (losses) in AOCI	$(0.3)	$1.6

	Six months ended
	June 30, 2019	June 30, 2018
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCI	$0.6	$1.4
Net gains / (losses) associated with current period hedging transactions	(0.8)	0.7
Net gains reclassified to earnings
Interest expense	(0.1)	(0.5)
Ending accumulated derivative gains / (losses) in AOCI	$(0.3)	$1.6

Portion expected to be reclassified to earnings in the next twelve months	$(0.8)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	14

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

Fair Values of Derivative Instruments
at June 30, 2019
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Prepayments and other current assets)
Interest rate swap	Designated	$0.3	$—	$—	$0.3

Long-term derivative positions (presented in Other non-current assets)
Interest rate swap	Designated	0.1	—	—	0.1
Total assets		$0.4	$—	$—	$0.4

(a)	Includes credit valuation adjustment.

Fair Values of Derivative Instruments
at December 31, 2018
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Prepayments and other current assets)
Interest rate swaps	Designated	$0.9	$—	$—	$0.9

Long-term derivative positions (presented in Other non-current assets)
Interest rate swaps	Designated	0.6	—	—	0.6
Total assets		$1.5	$—	$—	$1.5

(a)	Includes credit valuation adjustment.

Any prior year ineffectiveness on the interest rate hedges and the monthly settlement of the interest rate hedges is recorded in interest expense within the Condensed Statements of Operations.

Note 6 – Long-term Debt

The following table summarizes DP&L's long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2019	2018
Term loan - rates from 4.50% - 4.53% (a) and 4.01% - 4.60% (b)		2022	$—	$436.1
First Mortgage Bonds	3.95%	2049	425.0	—
Tax-exempt First Mortgage Bonds - rates from 3.00% - 3.07% (a) and 1.52% - 1.92% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.6	17.7
Unamortized deferred financing costs			(4.5)	(6.3)
Unamortized debt discounts and premiums, net			(2.7)	(1.4)
Total long-term debt			575.4	586.1
Less: current portion			(0.2)	(4.6)
Long-term debt, net of current portion			$575.2	$581.5

(a)	Range of interest rates for the six months ended June 30, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At June 30, 2019 and December 31, 2018, DP&L had no outstanding borrowings on its line of credit.

Significant transactions
On June 19, 2019, DP&L amended and restated its unsecured revolving credit facility. The revolving credit facility has a $175.0 million borrowing limit, with a $75.0 million letter of credit sublimit, a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million, a maturity date of June 2024, and a provision that provides DP&L the option to request up to two one-year extensions of the maturity date.

On June 6, 2019, DP&L closed on a $425.0 million issuance of First Mortgage Bonds due 2049. These new bonds carry an interest rate of 3.95%. The proceeds of this issuance were used to repay in full the outstanding principal of $435.0 million of DP&L's variable rate Term Loan B credit agreement.

On March 30, 2018, DP&L commenced a redemption of $60.0 million of outstanding tax exempt First Mortgage Bonds due 2020 at par value (plus accrued and unpaid interest). These bonds were redeemed at par plus accrued interest on April 30, 2018 with cash on hand.

Long-term debt covenants and restrictions
DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, this covenant shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of June 30, 2019, DP&L's ratings meet those requirements and this covenant is suspended for the quarter ended June 30, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total EBITDA to Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 9.53 to 1.00 as of June 30, 2019.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.57 to 1.00 as of June 30, 2019.

As of June 30, 2019, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2019 and 2018.

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
DP&L	17.2%	12.3%	17.3%	15.7%

Income tax expense for the six months ended June 30, 2019 and 2018 was calculated using the estimated annual effective income tax rates for 2019 and 2018 of 17.1% and 17.2%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DP&L’s effective combined state and federal income tax rate was 17.2% and 17.3% for the three and six months ended June 30, 2019, respectively. This is lower than the combined federal and state statutory rate of 21.6% primarily due to the net tax benefit related to the reversal of excess deferred taxes.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the six months ended June 30, 2019 and 2018.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2019 and 2018 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Service cost	$0.9	$1.5	$1.8	$3.0
Interest cost	3.8	3.5	7.5	6.9
Expected return on plan assets	(5.0)	(5.4)	(10.0)	(10.6)
Amortization of unrecognized:
Prior service cost	0.4	0.3	0.9	0.7
Actuarial loss	1.8	2.4	3.5	4.7
Net periodic benefit cost	$1.9	$2.3	$3.7	$4.7

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million at June 30, 2019 and $9.2 million at December 31, 2018 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Equity

Capital Contribution and Returns of Capital
During the six months ended June 30, 2019, DP&L made returns of capital payments of $70.0 million to DPL.

During the six months ended June 30, 2018, DP&L received an $80.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $23.8 million to DPL.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At June 30, 2019, DP&L could be responsible for the repayment of 4.9%, or $67.2 million, of $1,372.4 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2019 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2019, cannot be reasonably determined.

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

Note 11 – Revenue

Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. For further discussion of our Retail, Wholesale, RTO ancillary, and Capacity revenues, see Note 13 — Revenue in Item 8.—Financial Statements and Supplementary Data of our Form 10-K.

DP&L's revenue from contracts with customers was $166.7 million and $159.2 million for the three months ended June 30, 2019 and 2018, respectively, and $367.4 million and $346.0 million for the six months ended June 30, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2019 and 2018:

	Three months ended		Six months ended
$ in millions	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Retail revenue
Retail revenue from contracts with customers	$150.6	$139.7	$333.3	$300.9
Other retail revenue (a)	10.4	9.6	11.1	18.8
Wholesale revenue
Wholesale revenue from contracts with customers	3.4	7.1	8.4	19.7
RTO ancillary revenue	10.9	10.5	21.8	21.6
Capacity revenue	1.8	1.9	3.9	3.8
Miscellaneous revenue	0.6	—	0.6	—
Total revenues	$177.7	$168.8	$379.1	$364.8

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $60.7 million and $70.1 million as of June 30, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 12 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three and six months ended June 30, 2018, excluding the loss on transfer noted above.

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

FORWARD-LOOKING INFORMATION
The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2018 and our “Forward-Looking Statements” section of this Form 10-Q. For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

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

EXECUTIVE SUMMARY

DPL

DPL's loss from continuing operations before income tax for the three months ended June 30, 2019 increased by $15.8 million, from a pre-tax loss of $6.9 million for the three months ended June 30, 2018 to a pre-tax loss of $22.7 million for the three months ended June 30, 2019, and its loss from continuing operations before income tax for the six months ended June 30, 2019 improved by $2.6 million, from a pre-tax loss of $6.1 million for the six months ended June 30, 2018 to a pre-tax loss of $3.5 million for the six months ended June 30, 2019, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Decrease due to a higher loss on early extinguishment of debt in 2019, primarily due to the make-whole premium on the partial prepayment of the 7.25% Senior Notes due 2021	$(39.2)	$(38.5)
Higher rates due to the distribution rate order, including the decoupling rider	12.7	18.3
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	—	11.7
Increase due to lower interest expense from debt refinancings and payments made in 2018 and 2019	2.3	6.4
Increase due to prior year write-off of previously deferred rate case costs	5.3	5.3
Increase due to prior year fixed asset impairment charge	1.2	1.2
Other	1.9	(1.8)
Net change in loss from continuing operations before income tax	$(15.8)	$2.6

DP&L

DP&L's income before income tax for the three months ended June 30, 2019 increased by $18.9 million, from pre-tax income of $17.1 million for the three months ended June 30, 2018 to pre-tax income of $36.0 million for the three months ended June 30, 2019, and its income before income tax for the six months ended June 30, 2019 increased by $34.7 million, from pre-tax income of $36.4 million for the six months ended June 30, 2018 to pre-tax income of $71.1 million for the six months ended June 30, 2019, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Higher rates due to the distribution rate order, including the decoupling rider	12.7	$18.3
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	—	11.7
Increase due to prior year write-off of previously deferred rate case costs	5.3	5.3
Other	0.9	(0.6)
Net change in income before income tax	$18.9	$34.7

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Revenues:
Retail	$161.3	$149.1	$344.4	$319.3
Wholesale	5.8	11.7	14.2	30.8
RTO ancillary	11.0	10.6	21.9	21.8
Capacity revenues	3.3	4.0	7.0	6.8
Miscellaneous revenues	2.8	2.7	5.7	5.1
Total revenues	184.2	178.1	393.2	383.8

Operating costs and expenses
Net fuel cost	4.3	3.6	7.8	8.1
Purchased power:
Purchased power	49.0	53.9	115.5	119.7
RTO charges	5.3	14.5	12.6	33.4
RTO capacity charges	—	0.9	0.4	2.2
Net purchased power cost	54.3	69.3	128.5	155.3
Operation and maintenance	47.1	45.0	98.1	81.0
Depreciation and amortization	18.0	20.3	36.4	39.1
Taxes other than income taxes	18.1	16.1	37.6	35.5
Other, net	—	1.2	0.9	13.0
Total operating costs and expenses	141.8	155.5	309.3	332.0

Operating income	42.4	22.6	83.9	51.8

Other income / (expense), net:
Interest expense	(21.7)	(24.0)	(45.4)	(51.8)
Loss on early extinguishment of debt	(44.9)	(5.7)	(44.9)	(6.4)
Other income	1.5	0.2	2.9	0.3
Total other expense, net	(65.1)	(29.5)	(87.4)	(57.9)

Loss from continuing operations before income tax (a)	$(22.7)	$(6.9)	$(3.5)	$(6.1)

(a)
For purposes of discussing operating results, we present and discuss Loss from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity during warmer and colder weather than they do during mild temperatures. Therefore, our retail sales volume is impacted by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant impact than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the decoupling rider (effective January 1, 2019) and because DPL's generation has greatly decreased in recent years due to plant sales and closures, weather has a minimal impact on our net operating results.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Heating degree-days (a)	514	593	3,206	3,451
Cooling degree-days (a)	257	448	257	451

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

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Retail electric sales (b)	3,203	3,477	6,873	7,085
Wholesale electric sales (c)	178	282	439	679
Total electric sales	3,381	3,759	7,312	7,764

Billed electric customers (end of period)			525,176	523,040

(a)	Electric sales are presented in millions of KWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 826 KWh and 1,935 KWh for the three and six months ended June 30, 2019, respectively, and 900 KWh and 1,939 KWh for the three and six months ended June 30, 2018, respectively.

(c)	Included within DPL wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC and the generation output of Conesville.

We sell our share of the generation from Conesville and OVEC into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include wholesale market prices; retail demand throughout the entire wholesale market area; availability of our generating plant and non-affiliated generating plants to sell into the wholesale market; contracted wholesale sales and our variable generation costs. Our goal is to make wholesale sales when it is profitable to do so.

During the three months ended June 30, 2019, revenue increased $6.1 million to $184.2 million compared to $178.1 million in the same period of the prior year, and, during the six months ended June 30, 2019, revenue increased $9.4 million to $393.2 million compared to $383.8 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Retail
Rate
Increase in energy efficiency and USF revenue rate riders	$9.0	$20.4
Increase in base distribution rates due to the DRO	6.7	14.7
Increase due to the DIR, which was effective with the DRO	4.9	11.1
Decrease in the TCRR as DP&L passes back the benefits of the PJM Transmission Enhancement Settlement to customers	(7.1)	(15.0)
Other	0.5	0.9
Net change in retail rate	14.0	32.1

Volume
Decrease in volume is primarily due to demand in the prior year. The decoupling rider approved in the DRO became effective January 1, 2019 and is designed to eliminate the impacts of weather and demand on DP&L's residential and commercial customers resulting in less of a demand impact in the current year.	(2.0)	(7.4)

Other miscellaneous	0.2	0.4
Total retail change	12.2	25.1

Wholesale
Decrease due to lower volumes attributable to internal generation decreases at Conesville of 31% and 25% for the three and six months ended June 30, 2019, respectively, and DP&L no longer serving the load of certain other parties through their competitive bid process, as well as lower wholesale prices	(5.9)	(16.6)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(0.3)	0.3

Other
Miscellaneous revenues	0.1	0.6

Net change in revenues	$6.1	$9.4

DPL – Net Purchased Power
During the three months ended June 30, 2019, net purchased power decreased $15.0 million to $54.3 million compared to $69.3 million in the same period of the prior year, and, during the six months ended June 30, 2019, net purchased power decreased $26.8 million to $128.5 million compared to $155.3 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Net purchased power
Purchased power
Rate
Increase / (decrease) due to pricing in the competitive bid process	(3.5)	2.7
Volume
Decrease due to lower purchases as DP&L is no longer serving the load of certain other parties through their competitive bid process	(1.4)	(6.9)
Total purchased power change	(4.9)	(4.2)
RTO charges
Decrease due to lower transmission and congestion charges, including a decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(9.2)	(20.8)
RTO capacity charges
Decrease due to lower capacity costs at OVEC	(0.9)	(1.8)
Net change in purchased power	$(15.0)	$(26.8)

DPL – Operation and Maintenance
During the three and six months ended June 30, 2019, Operation and Maintenance expense increased $2.1 million and $17.1 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$6.5	$13.0
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	1.9	6.2
Increase in retirement benefits costs	1.0	1.5
Increase / (decrease) in maintenance of overhead transmission and distribution lines	(1.4)	1.3
Decrease due to prior year write-off of previously deferred rate case costs	(5.3)	(5.3)
Other, net	(0.6)	0.4
Net change in operation and maintenance expense	$2.1	$17.1

(a)	There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three and six months ended June 30, 2019, Depreciation and amortization decreased $2.3 million and $2.7 million, respectively, compared to the same periods in the prior year. The decrease was primarily due to lower software amortization and lower depreciation expense recorded at Conesville in 2019.

DPL – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2019, Taxes other than income taxes increased $2.0 million and $2.1 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of a favorable adjustment recorded in the second quarter of 2018 related to 2017 Ohio property taxes to reflect actual payments made in 2018.

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

DPL – Interest Expense
During the three and six months ended June 30, 2019, Interest expense decreased $2.3 million and $6.4 million, respectively, compared to the same periods in the prior year. The decrease was primarily the result of the reduction and refinancing of debt at DPL and DP&L in 2018 and 2019.

DPL – Loss on Early Extinguishment of Debt
During the three and six months ended June 30, 2019, Loss on early extinguishment of debt increased $39.2 million and $38.5 million, respectively, compared to the same periods in the prior year. The increase was primarily due to the make-whole premium payment of $41.4 million related to the $400.0 million partial redemption of the $780.0 million 7.25% Notes due 2021 in the second quarter of 2019, partially offset by the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption of the 6.75% Senior Notes due 2019 in the second quarter of 2018.

DPL – Income Tax Benefit From Continuing Operations
Income tax benefit of $1.5 million during the three months ended June 30, 2018 increased to an Income tax benefit of $5.9 million during the three months ended June 30, 2019. The increase of $4.4 million was primarily due to an increase in pre-tax loss in the current year versus the prior year.

Income tax benefit of $1.6 million during the six months ended June 30, 2018 increased to $3.2 million during the six months ended June 30, 2019. The increase of $1.6 million was primarily due to the impact of discrete items in 2018 that had the effect of lowering the effective rate in that year. In 2019, there were no discrete items.

DPL – Discontinued Operations
Net income from discontinued operations was $0.7 million and $26.3 million for the three and six months ended June 30, 2019, respectively, compared to $8.9 million and $24.9 million for the three and six months ended June 30, 2018, respectively. This income relates to the generation components of Miami Fort, Zimmer, Stuart, Killen and the Peaker assets, which were disposed of either by sale or retirement in recent years. See Part I, Item 1, Note 14 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 525,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is now included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are now presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Part I, Item 1, Note 11 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Utility	$36.0	$17.1	$71.1	$36.4
Other	(58.7)	(24.0)	(74.6)	(42.5)
Loss from continuing operations before income tax (a)	$(22.7)	$(6.9)	$(3.5)	$(6.1)

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

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2019	2018	2019	2018
Revenues:
Retail	$161.0	$149.3	$344.4	$319.7
Wholesale	3.4	7.1	8.4	19.7
RTO ancillary	10.9	10.5	21.8	21.6
Capacity revenues	1.8	1.9	3.9	3.8
Miscellaneous revenues	0.6	—	0.6	—
Total revenues	177.7	168.8	379.1	364.8

Operating costs and expenses
Net fuel cost	0.5	0.7	1.4	1.6
Purchased power:
Purchased power	49.2	53.5	115.3	119.0
RTO charges	4.9	14.5	12.1	31.5
RTO capacity charges	—	0.9	—	2.2
Net purchased power cost	54.1	68.9	127.4	152.7
Operation and maintenance	44.8	39.9	93.0	72.1
Depreciation and amortization	17.5	18.8	35.5	37.4
Taxes other than income taxes	18.0	16.0	37.4	35.3
Loss on asset disposal	0.1	0.1	0.1	0.1
Loss on disposal of business	—	—	—	12.4
Total operating costs and expenses	135.0	144.4	294.8	311.6

Operating income	42.7	24.4	84.3	53.2

Other income / (expense), net:
Interest expense	(6.7)	(6.5)	(13.8)	(14.7)
Loss on early extinguishment of debt	—	(0.1)	—	(0.6)
Other income / (expense)	—	(0.7)	0.6	(1.5)
Total other expense, net	(6.7)	(7.3)	(13.2)	(16.8)

Income before income tax (a)	$36.0	$17.1	$71.1	$36.4

(a)
For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

DP&L – Revenues
Retail customers, especially residential and commercial customers, consume more electricity during warmer and colder weather than they do during mild temperatures. Therefore, our retail sales volume is impacted by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant impact than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the decoupling rider (effective January 1, 2019) weather has a minimal impact on our net operating results.

We sell our share of the generation from OVEC into the wholesale market which covers a multi-state area and settles on an hourly basis throughout the year. Factors impacting our wholesale sales volume each hour of the year include wholesale market prices; retail demand throughout the entire wholesale market area; and availability of OVEC generating plants to sell into the wholesale market.

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Retail electric sales (b)	3,203	3,477	6,873	7,085
Wholesale electric sales (c)	110	181	270	452
Total electric sales	3,313	3,658	7,143	7,537

Billed electric customers (end of period)			525,176	523,040

(a)	Electric sales are presented in millions of KWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 826 KWh and 1,935 KWh for the three and six months ended June 30, 2019, respectively, and 900 KWh and 1,939 KWh for the three and six months ended June 30, 2018, respectively.

(c)	Included within DP&L wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended June 30, 2019, revenue increased $8.9 million to $177.7 million compared to $168.8 million in the same period of the prior year, and, during the six months ended June 30, 2019, revenue increased $14.3 million to $379.1 million compared to $364.8 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Retail
Rate
Increase in energy efficiency and USF revenue rate riders	$9.0	$20.4
Increase in base distribution rates due to the DRO	6.7	14.7
Increase due to the DIR, which was effective with the DRO	4.9	11.1
Decrease in the TCRR as DP&L passes back the benefits of the PJM Transmission Enhancement Settlement to customers	(7.1)	(15.0)
Other	0.5	0.9
Net change in retail rate	14.0	32.1

Volume
Decrease in volume is primarily due to demand in the prior year. The decoupling rider approved in the DRO became effective January 1, 2019 and is designed to eliminate the impacts of weather and demand on DP&L's residential and commercial customers resulting in less of a demand impact in the current year.	(2.0)	(7.4)

Other miscellaneous	(0.3)	—
Total retail change	11.7	24.7

Wholesale
Decrease in volumes due to no longer serving the load of certain other parties through their competitive bid process and lower wholesale prices	(3.7)	(11.3)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	0.3	0.3

Other
Miscellaneous revenues	0.6	0.6

Net change in revenues	$8.9	$14.3

DP&L – Net Purchased Power
During the three months ended June 30, 2019, net purchased power decreased $14.8 million to $54.1 million compared to $68.9 million in the same period of the prior year, and, during the six months ended June 30, 2019, net purchased power decreased $25.3 million to $127.4 million compared to $152.7 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Net purchased power
Purchased power
Rate
Increase / (decrease) due to pricing in the competitive bid process	(2.9)	$3.1
Volume
Decrease due to lower purchases as DP&L is no longer serving the load of certain other parties through their competitive bid process	(1.4)	(6.8)
Total purchased power change	(4.3)	(3.7)
RTO charges
Decrease due to lower transmission and congestion charges, including a decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(9.6)	(19.4)
RTO capacity charges
Decrease due to lower capacity costs at OVEC	(0.9)	(2.2)
Net change in purchased power	$(14.8)	$(25.3)

DP&L – Operation and Maintenance
During the three and six months ended June 30, 2019, Operation and Maintenance expense increased $4.9 million and $20.9 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$6.5	$13.0
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	1.9	6.2
Increase in costs charged from the Service Company for services provided	2.6	2.4
Increase in retirement benefits costs	1.0	1.5
Increase / (decrease) in maintenance of overhead transmission and distribution lines	(1.4)	1.3
Decrease due to prior year write-off of previously deferred rate case costs	(5.3)	(5.3)
Other, net	(0.4)	1.8
Net change in operation and maintenance expense	$4.9	$20.9

(a)	There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three and six months ended June 30, 2019, Depreciation and amortization decreased $1.3 million and $1.9 million, respectively, compared to the same periods in the prior year. The decrease was primarily due to lower software amortization in 2019.

DP&L – Taxes Other Than Income Taxes
During the three and six months ended June 30, 2019, Taxes other than income taxes increased $2.0 million and $2.1 million, respectively, compared to the same periods in the prior year. The increase was primarily the result of a favorable adjustment for 2017 Ohio property taxes to reflect actual payments made in 2018.

DP&L – Loss on Disposal of Business
During the six months ended June 30, 2018, DP&L recorded a loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Income Tax Expense
During the three and six months ended June 30, 2019, Income tax expense increased $4.1 million and $6.6 million, respectively, compared to the same periods in the prior year primarily due to higher pre-tax income in the current year versus the prior year.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider, we expect that our financial results will be less driven by retail demand and weather but will be impacted by customer growth within our service territory. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	regulatory outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulation;

•	timely recovery of transmission and distribution expenditures; and

•	with respect to DPL, exiting generation assets currently owned by AES Ohio Generation.

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2018 Form 10-K and Form 10-Q previously filed with the SEC during 2019 describe other regulatory matters which have not materially changed since those filings.

Ohio Regulatory Proceedings
DMR
On October 20, 2017, the PUCO approved DP&L’s 2017 ESP.  On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That appeal remains pending.

Pursuant to the 2017 ESP, on January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.

Ohio House Bill 6
On July 23, 2019, the Governor of Ohio signed Ohio House Bill 6, which, among other things, does the following:

•
beginning January 1, 2020, replaces DP&L’s non-bypassable Reconciliation Rider, permitting DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L’s interest in OVEC and its OVEC-related costs through 2023, with a non-bypassable recovery mechanism for recovery of prudently incurred OVEC costs through 2030;

•	eliminates the annual energy efficiency targets for Ohio utilities after 2020;

•	allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers.

See Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements for further information regarding regulatory matters.

United States Tax Law Reform
Considering the significant changes to the U.S. tax system enacted in 2017, the U.S. Treasury Department and Internal Revenue Service have issued numerous regulations. While certain regulations are now final, there are many regulations that are proposed and still others anticipated to be issued in proposed form. The final version of any regulations may vary from the proposed form. When final, these regulations may materially impact our effective tax rate. Certain of the proposed regulations, when final, may have retroactive effect to January 1, 2018 or January 1, 2019.

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

Because of DPL’s decision to retire its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the planned 2020 retirement of Conesville, the following environmental regulations and requirements are now not expected to have a material impact on DPL:

•	The CAA and the following regulations:

•	CSAPR and associated updates;

•	MATS and any associated regulatory or judicial processes;

•	NAAQS; and

•	the Affordable Clean Energy Rule.

Additionally, because of the retirement of Stuart and Killen noted above, the following environmental regulations and requirements are not expected to have a material impact on DPL with respect to either of the two generating stations:

•	water intake regulations finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart Station; and

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $31.1 million and $5.6 million, respectively, at June 30, 2019. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,378.2 million and $582.6 million, respectively.

Approximately $0.2 million of DPL's long-term debt, including $0.2 million of DP&L's long-term debt, matures within twelve months of the balance sheet date. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

DPL	Six months ended June 30,
$ in millions	2019	2018
Net cash provided by operating activities	$99.0	$97.7
Net cash provided by / (used in) investing activities	(66.6)	182.6
Net cash used in financing activities	(101.5)	(238.3)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	1.5
Net change	(69.1)	43.5
Balance at beginning of period	111.7	24.9
Cash, cash equivalents, and restricted cash at end of period	$42.6	$68.4

DPL – Change in cash flows from operating activities

	Six months ended June 30,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$26.0	$20.4	$5.6
Depreciation and amortization	13.9	41.6	(27.7)
Deferred income taxes	8.6	(20.0)	28.6
Other adjustments to Net income	45.7	21.0	24.7
Net income, adjusted for non-cash items	94.2	64.2	30.0
Net change in operating assets and liabilities	4.8	33.5	(28.7)
Net cash provided by operating activities	$99.0	$97.7	$1.3

The net change in operating assets and liabilities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes primarily due to a larger current income tax expense in prior year compared to a current income tax benefit in the current year	(21.8)
Increase from accounts payable is primarily due to increased spending in 2019 related to tornado storm damage and timing of payments	18.9
Decrease from inventory primarily due a significant decrease in inventory balances in 2018 due to the closure of the Stuart and Killen plants	(17.5)
Other	(8.3)
Net decrease in cash from changes in operating assets and liabilities	$(28.7)

DPL – Cash flows from investing activities
Net cash provided by / (used in) investing activities was $(66.6) million for the six months ended June 30, 2019 compared to $182.6 million for the six months ended June 30, 2018. The six months ended June 30, 2019 investing activity primarily relates to capital expenditures of $63.4 million. The six months ended June 30, 2018 investing activity primarily relates to proceeds from the sale of business of $234.9 million due to the sale of the Peaker assets, and proceeds of $10.6 million related to the June transmission swap with Duke and AEP. This was partially offset by capital expenditures of $50.7 million and a payment on the disposal of Beckjord of $14.5 million.

DPL – Cash flows from financing activities
Net cash used in financing activities was $(101.5) million for the six months ended June 30, 2019 compared to $(238.3) million from financing activities for the six months ended June 30, 2018. The six months ended June 30, 2019 financing activity is primarily due to debt repayments, including early payment premium, of $978.0 million, and $8.1 million of payments of deferred financing costs. This was partially offset by debt issuances, net of discount, of $821.7 million, and net revolving credit facility borrowings of $63.0 million. The six months ended June 30, 2018 financing activity is primarily due to debt repayments of $238.3 million.

Cash Flow Analysis - DP&L

The following table summarizes the cash flows of DP&L:

DP&L	Six months ended June 30,
$ in millions	2019	2018
Net cash provided by operating activities	$104.0	$79.1
Net cash used in investing activities	(65.4)	(48.5)
Net cash used in financing activities	(87.7)	(6.0)
Net change	(49.1)	24.6
Balance at beginning of period	66.2	5.6
Cash, cash equivalents, and restricted cash at end of period	$17.1	$30.2

DP&L – Change in cash flows from operating activities

	Six months ended June 30,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$58.8	$30.7	$28.1
Depreciation and amortization	35.5	37.4	(1.9)
Other adjustments to Net income	(3.5)	6.3	(9.8)
Net income, adjusted for non-cash items	90.8	74.4	16.4
Net change in operating assets and liabilities	13.2	4.7	8.5
Net cash provided by operating activities	$104.0	$79.1	$24.9

The net change in operating assets and liabilities during the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was driven by the following:

$ in millions	$ Change
Increase from accounts payable is primarily due to increased spending in 2019 related to tornado storm damage and timing of payments	$11.6
Other	(3.1)
Net increase in cash from changes in operating assets and liabilities	$8.5

DP&L – Cash flows from investing activities
Net cash used in investing activities was $(65.4) million for the six months ended June 30, 2019 compared to $(48.5) million for the six months ended June 30, 2018. The six months ended June 30, 2019 investing activity primarily represents capital expenditures of $62.2 million. The six months ended June 30, 2018 investing activity is primarily capital expenditures of $44.5 million and a payment on the disposal of Beckjord of $14.5 million. This was partially offset by proceeds of $10.6 million related to the June transmission swap with Duke and AEP.

DP&L – Cash flows from financing activities
Net cash used in financing activities was $(87.7) million for the six months ended June 30, 2019 compared to $(6.0) million from financing activities for the six months ended June 30, 2018. The six months ended June 30, 2019 financing activity is primarily due to returns of capital paid to parent of $70.0 million, debt repayments, including early payment premium, of $436.1 million, and payments of deferred financing costs of $3.8 million. This was partially offset by debt issuances, net of discount, of $422.3 million. The six months ended June 30, 2018 financing activity is primarily relates to $62.2 million of debt repayments and returns of capital paid to parent of $23.8 million. This was partially offset by an $80.0 million capital contribution from DPL.

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

At June 30, 2019, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2019
DP&L	Revolving	July 2020	$175.0	$173.9
DPL	Revolving	July 2020	125.0	49.7
			$300.0	$223.6

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At June 30, 2019, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and no borrowings, with the remaining $173.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the six months ended June 30, 2019 or 2018.

DPL has a revolving credit facility of $125.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and April 17, 2019 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in June 2023. At June 30, 2019, there were six letters of credit in the aggregate amount of $12.3 million outstanding and $63.0 million in borrowings, with the remaining $49.7 million available to DPL. Fees associated with this facility were not material during the six months ended June 30, 2019 or 2018.

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

DPL is projecting to spend an estimated $668.0 million in capital projects for the period 2019 through 2021, of which $661.0 million is projected to be spent by DP&L. These amounts include expected spending under DP&L's Distribution Modernization Plan filed with the PUCO in December 2018. On January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The request was made pursuant to the PUCO’s October 20, 2017 ESP order, which approved the DMR and had the option for DP&L to file for a two-year extension. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. To that end, DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

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

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB(a) / BBB-(b)	A- (c)	Stable	October 2018
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Stable	June 2019
Standard & Poor's Financial Services LLC	BBB- (b)	BBB+ (c)	Negative	June 2019

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB	Stable	October 2018
Moody's Investors Service, Inc.	Ba1	Baa2	Stable	June 2019
Standard & Poor's Financial Services LLC	BBB-	BBB-	Negative	June 2019

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

Off-Balance Sheet Arrangements
For information on guarantees, commercial commitments, and contractual obligations, see Part I, Item 1, Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 10 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L's Condensed Financial Statements.

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

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL has fixed-rate long-term debt. DP&L has both fixed-rate and variable-rate long-term debt. The variable-rate debt is comprised of bank held tax-exempt bonds. The variable-rate bonds bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. As of June 30, 2019, the effect of a 100-basis-point change in interest rates would be approximately $1.2 million for DPL and $1.2 million for DP&L. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed

Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

As of June 30, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2018 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2019.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2019, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. Changes may include such activities as implementing new, more efficient systems, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. During the quarter ended June 30, 2019, we implemented a new core enterprise resource planning (ERP) system, which we expect to enhance our system of internal controls over financial reporting. We expect the initial implementation of the new core ERP system to involve changes to related processes that are part of our system of internal controls over financial reporting and to require testing for effectiveness and potential further changes. During the quarter ended June 30, 2019, we successfully completed the initial implementation of the new core ERP system. Other than the system and related process changes described above, there have been no changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the internal control structure over financial reporting to ensure that the design is proper and operating effectively.

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

Our Form 10-K for the fiscal year ended December 31, 2018 and Form 10-Q for the quarter ended March 31, 2019 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2018. As of June 30, 2019, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X		4.1	Indenture, dated April 17, 2019, between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X		4.2	Registration Rights Agreement, dated as of April 17, 2019, by and between DPL Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC, as representatives of the initial purchasers.	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X		10.1
Amended and Restated Credit Agreement, dated as of June 19, 2019, among DPL Inc., each lender from time to time party thereto, U.S. Bank National Association, as Administrative Agent, Collateral Agent, Swing Line Lender and an L/C Issuer, PNC Bank, National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.
Exhibit 10.1 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10.2	Amended and Restated Pledge Agreement, dated as of June 19, 2019, between DPL Inc. and U.S. Bank National Association, as Collateral Agent.	Exhibit 10.2 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X	X	10.3
Amended and Restated Credit Agreement, dated as of June 19, 2019, among The Dayton Power and Light Company, each lender from time to time party thereto, PNC Bank, National Association, as Administrative Agent, Swing Line Lender and an L/C Issuer, U.S. Bank National Association, as Syndication Agent and an L/C Issuer, and Fifth Third Bank, BMO Harris Bank, N.A., SunTrust Bank and The Huntington National Bank, as Documentation Agents.
Exhibit 10.3 to Report on Form 8-K filed June 21, 2019 (File No. 1-2385)
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

DPL Inc.
(Registrant)

Date:	August 5, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	August 5, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 5, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 5, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)