Form 10-Q
period 2019-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2019-11-06
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended September 30, 2019

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owns an interest in a coal-fired EGU from which it makes wholesale sales and previously operated other EGUs
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
D.C. Circuit Court	United States Court of Appeals for the District of Columbia Circuit
DIR	Distribution Investment Rider - established in the ESP and authorized in the DRO to recover certain distribution capital investments placed in service beginning October 1, 2015
DMP	Distribution Modernization Plan - on December 21, 2018, DP&L filed a comprehensive grid modernization plan pursuant to the PUCO Order in the ESP
DMR	Distribution Modernization Rider - established in the ESP as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the ESP term
DPL	DPL Inc.
DP&L
The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio

DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
EGU	Electric Generating Unit
ERAC	Environmental Review Appeals Commission - a commission appointed by the Governor of Ohio to resolve appeals related various Ohio agencies including Ohio EPA, Ohio Department of Agriculture and others
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed on February 26, 2019
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
Generation Separation
The transfer on October 1, 2017 to AES Ohio Generation of the DP&L-owned generating facilities and related liabilities pursuant to an asset contribution agreement with a subsidiary that was then merged into AES Ohio Generation

kV	Kilovolt, 1,000 volts
kWh	Kilowatt-hours - a measure of electrical energy equivalent to a power consumption of 1,000 watts for 1 hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MVIC
Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to the jointly-owned facility operated by AES Ohio Generation

MW	Megawatt, a unit of power equal to one million watts

GLOSSARY OF TERMS (cont.)

Term	Definition
NAAQS	National Ambient Air Quality Standards - the USEPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC
North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid

Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
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

SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
TCJA	The Tax Cuts and Jobs Act of 2017, signed on December 22, 2017
TCRR	The Transmission Cost Recovery Rider is a rider designed to recover transmission-related costs imposed on or charged to DP&L by FERC or PJM
U.S.	United States of America
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

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

All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2019 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Revenues	$199.0	$207.7	$592.2	$591.5

Operating costs and expenses
Net fuel cost	5.2	4.6	13.0	12.7
Net purchased power cost	66.5	83.6	195.0	238.9
Operation and maintenance	44.2	37.3	142.3	118.3
Depreciation and amortization	17.7	19.7	54.1	58.8
Taxes other than income taxes	20.9	19.0	58.5	54.5
Other, net (Note 2)	—	1.6	0.9	14.6
Total operating costs and expenses	154.5	165.8	463.8	497.8

Operating income	44.5	41.9	128.4	93.7

Other income / (expense), net:
Interest expense	(18.3)	(22.6)	(63.7)	(74.4)
Loss on early extinguishment of debt	—	—	(44.9)	(6.4)
Other income	0.3	0.5	3.2	0.8
Total other expense, net	(18.0)	(22.1)	(105.4)	(80.0)

Income from continuing operations before income tax	26.5	19.8	23.0	13.7

Income tax expense / (benefit) from continuing operations	(9.4)	3.1	(12.6)	1.5

Net income from continuing operations	35.9	16.7	35.6	12.2

Discontinued operations (Note 14):
Income / (loss) from discontinued operations before income tax	(0.4)	5.0	32.8	36.7
Gain / (loss) from disposal of discontinued operations	—	0.3	0.1	(1.6)
Income tax expense from discontinued operations	0.1	1.0	7.1	5.9
Net income / (loss) from discontinued operations	(0.5)	4.3	25.8	29.2

Net income	$35.4	$21.0	$61.4	$41.4
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Net income	$35.4	$21.0	$61.4	$41.4
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $(0.1), $0.0, $0.1 and $(0.2) for each respective period	(0.2)	0.1	(1.0)	0.4
Reclassification to earnings, net of income tax (benefit) / expense of $(0.1), $0.1, $0.0 and $0.3 for each respective period	(0.4)	(0.2)	(0.9)	(0.6)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $(0.4), $0.0, $(0.4) and $(1.5) for each respective period	(0.4)	—	(0.4)	2.8
Total change in fair value of derivatives	(1.0)	(0.1)	(2.3)	2.6
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.1), $(0.1), $(0.1) and $(0.1) for each respective period	—	0.1	0.1	0.4
Total change in unfunded pension and postretirement obligations	—	0.1	0.1	0.4

Other comprehensive income / (loss)	(1.0)	—	(2.2)	3.0

Net comprehensive income	$34.4	$21.0	$59.2	$44.4
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36.8	$90.5
Restricted cash	17.6	21.2
Accounts receivable, net (Note 2)	69.8	90.5
Inventories (Note 2)	13.0	10.7
Taxes applicable to subsequent years	18.2	72.6
Regulatory assets, current	40.2	41.1
Prepayments and other current assets	9.3	12.9
Current assets of discontinued operations and held-for-sale businesses	8.3	8.7
Total current assets	213.2	348.2

Property, plant & equipment:
Property, plant & equipment	1,664.2	1,615.6
Less: Accumulated depreciation and amortization	(350.3)	(310.8)
	1,313.9	1,304.8
Construction work in process	94.5	32.2
Total net property, plant & equipment	1,408.4	1,337.0

Other non-current assets:
Regulatory assets, non-current	154.7	152.6
Intangible assets, net of amortization	19.3	18.4
Other non-current assets	20.5	21.6
Non-current assets of discontinued operations and held-for-sale businesses	0.2	5.3
Total other non-current assets	194.7	197.9

Total assets	$1,816.3	$1,883.1

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$237.6	$103.6
Accounts payable	52.9	58.1
Accrued taxes	78.5	76.7
Accrued interest	27.2	14.3
Customer deposits	20.3	21.3
Regulatory liabilities, current	36.5	34.9
Accrued and other current liabilities	21.4	22.0
Current liabilities of discontinued operations and held-for-sale businesses	9.9	12.2
Total current liabilities	484.3	343.1

Non-current liabilities:
Long-term debt (Note 6)	1,223.3	1,372.3
Deferred income taxes	119.0	116.1
Taxes payable	3.7	76.1
Regulatory liabilities, non-current	252.3	278.3
Accrued pension and other post-retirement benefits	73.9	82.3
Asset retirement obligations	9.5	9.4
Other non-current liabilities	7.5	8.0
Non-current liabilities of discontinued operations and held-for-sale businesses	52.4	69.2
Total non-current liabilities	1,741.6	2,011.7

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Other paid-in capital	2,373.4	2,370.5
Accumulated other comprehensive income	—	2.2
Accumulated deficit	(2,783.0)	(2,844.4)
Total common shareholder's deficit	(409.6)	(471.7)

Total liabilities and shareholder's deficit	$1,816.3	$1,883.1
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$61.4	$41.4
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	34.2	62.4
Amortization of deferred financing costs	4.3	4.4
Loss on early extinguishment of debt	44.9	6.4
Deferred income taxes	(8.7)	(17.8)
Fixed-asset impairment	—	2.8
Loss / (gain) on disposal and sale of business, net	(0.1)	13.2
Loss / (gain) on asset disposal, net	0.9	(0.6)
Changes in certain assets and liabilities:
Accounts receivable, net	18.0	34.4
Inventories	(3.2)	14.7
Taxes applicable to subsequent years	56.2	57.7
Deferred regulatory costs, net	2.9	(4.1)
Accounts payable	(5.1)	(17.4)
Accrued taxes	(71.0)	(47.1)
Accrued interest	12.9	13.4
Accrued pension and other post-retirement benefits	(9.3)	(4.0)
Other	(2.0)	(6.9)
Net cash provided by operating activities	136.3	152.9
Cash flows from investing activities:
Capital expenditures	(122.4)	(75.8)
Proceeds from disposal and sale of business	—	234.9
Payments on disposal and sale of business	—	(14.5)
Proceeds from sale of property	—	10.6
Insurance proceeds	—	2.8
Purchase of renewable energy credits	(3.6)	—
Other investing activities, net	0.1	(0.5)
Net cash provided by / (used in) investing activities	(125.9)	157.5
Cash flows from financing activities:
Payments of deferred financing costs	(9.2)	—
Issuance of long-term debt, net of discount	821.7	—
Retirement of long-term debt, including early payment premium	(978.0)	(239.4)
Borrowings from revolving credit facilities	133.0	30.0
Repayment of borrowings from revolving credit facilities	(35.0)	(40.0)
Other financing activities, net	(0.2)	—
Net cash used in financing activities	(67.7)	(249.4)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	1.5
Cash, cash equivalents, and restricted cash:
Net change	(57.3)	62.5
Balance at beginning of period	111.7	24.9
Cash, cash equivalents, and restricted cash at end of period	$54.4	$87.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$47.1	$55.2
Income taxes paid / (refunded), net	$1.3	$(2.0)
Non-cash financing and investing activities:
Accruals for capital expenditures	$2.3	$7.6
Non-cash proceeds from sale of business	$—	$4.1
Non-cash capital contribution (Note 9)	$2.7	$30.2
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, January 1, 2018	1	$—	$2,330.4	$0.8	$(2,915.5)	$(584.3)
Net comprehensive income				3.3	16.9	20.2
Capital contributions (b)			44.6			44.6
Other (c)				(1.0)	1.0	—
Balance, March 31, 2018	1	—	2,375.0	3.1	(2,897.6)	(519.5)
Net comprehensive income				(0.3)	3.5	3.2
Capital contributions (b)			(17.9)			(17.9)
Other			0.1			0.1
Balance, June 30, 2018	1	—	2,357.2	2.8	(2,894.1)	(534.1)
Net comprehensive income				—	21.0	21.0
Capital contributions (b)			3.5			3.5
Other			0.1			0.1
Balance, September 30, 2018	1	$—	$2,360.8	$2.8	$(2,873.1)	$(509.5)

(a)	1,500 shares authorized.

(b)
Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricts tax sharing payments to AES during the term of the ESP. See Note 9 – Shareholder's Deficit.

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

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, January 1, 2019	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(0.4)	42.1	41.7
Capital contributions (b)			1.5			1.5
Other			0.1			0.1
Balance, March 31, 2019	1	—	2,372.1	1.8	(2,802.3)	(428.4)
Net comprehensive loss				(0.8)	(16.1)	(16.9)
Capital contributions (b)			(1.5)			(1.5)
Balance, June 30, 2019	1	—	2,370.6	1.0	(2,818.4)	(446.8)
Net comprehensive income				(1.0)	35.4	34.4
Capital contributions (b)			2.7			2.7
Other			0.1			0.1
Balance, September 30, 2019	1	$—	$2,373.4	$—	$(2,783.0)	$(409.6)

(a)	1,500 shares authorized.

(b)
Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricts tax sharing payments to AES during the term of the ESP. See Note 9 – Shareholder's Deficit.

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

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 524,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, DP&L's distribution sales are primarily impacted by customer growth within our service territory. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

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

DPL and its subsidiaries employed 653 people as of September 30, 2019, of which 642 were employed by DP&L. Approximately 57% of all DPL employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of September 30, 2019, AES Ohio Generation has an undivided ownership interest in one coal-fired generating facility, which is included in the financial statements at a carrying value of zero as it has been fully impaired. Operating revenues and expenses of this facility are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2019; our results of operations for the three and nine months ended September 30, 2019 and 2018, our cash flows for the nine months ended September 30, 2019 and 2018 and the changes in our equity for the three and nine months ended September 30, 2019 and 2018. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2019 may not be indicative of our results that will be realized for the full year ending December 31, 2019.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2019	December 31, 2018
Cash and cash equivalents	$36.8	$90.5
Restricted cash	17.6	21.2
Cash, Cash Equivalents, and Restricted Cash, End of Period	$54.4	$111.7

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2019 and 2018 were $13.0 million and $13.8 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2019 and 2018 were $37.3 million and $39.2 million, respectively.

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
		January 1, 2019	We have not elected to reclassify any amounts to retained earnings. Our accounting policy for releasing the income tax effects from AOCI occurs on a portfolio basis.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
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

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-13, 2019-04, 2019-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020	We will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the condensed consolidated financial statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. There are various transition methods available upon adoption.

We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of expected credit losses on $70.2 million in gross trade accounts receivable.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
$ in millions	2019	2018
Accounts receivable, net:
Customer receivables	$51.1	$55.8
Unbilled revenue	15.2	16.8
Amounts due from affiliates	0.2	—
Due from PJM transmission enhancement settlement	2.4	16.5
Other	1.3	2.3
Provision for uncollectible accounts	(0.4)	(0.9)
Total accounts receivable, net	$69.8	$90.5

Inventories, at average cost:
Fuel and limestone	$3.0	$1.9
Materials and supplies	10.0	8.3
Other	—	0.5
Total inventories, at average cost	$13.0	$10.7

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2019	2018	2019	2018
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.3)	$(0.3)	$(0.9)	$(0.9)
	Income tax benefit / (expense)	(0.1)	0.1	—	0.3
	Net of income taxes	(0.4)	(0.2)	(0.9)	(0.6)

	Loss from discontinued operations	—	—	—	4.3
	Income tax benefit from discontinued operations	(0.4)	—	(0.4)	(1.5)
	Net of income taxes	(0.4)	—	(0.4)	2.8

Amortization of defined benefit pension items (Note 8):
	Other expense	0.1	0.2	0.2	0.5
	Income tax benefit	(0.1)	(0.1)	(0.1)	(0.1)
	Net of income taxes	—	0.1	0.1	0.4

Total reclassifications for the period, net of income taxes		$(0.8)	$(0.1)	$(1.2)	$2.6

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2019	$17.0	$(14.8)	$2.2

Other comprehensive loss before reclassifications	(1.0)	—	(1.0)
Amounts reclassified from AOCI to earnings	(1.3)	0.1	(1.2)
Net current period other comprehensive income / (loss)	(2.3)	0.1	(2.2)

Balance at September 30, 2019	$14.7	$(14.7)	$—

Operating expenses - other
Operating expenses - other generally includes gains or losses on asset sales or dispositions, insurance recoveries, gains or losses on the sale of businesses and other expense or income from miscellaneous transactions. The components of Operating expenses - other are summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Loss on disposal and sale of businesses	$—	$—	$—	$11.7
Fixed-asset impairment	—	1.6	—	2.8
Other	—	—	0.9	0.1
Net other expense / (income)	$—	$1.6	$0.9	$14.6

Note 3 – Regulatory Matters

DMR
On October 20, 2017, the PUCO approved DP&L’s 2017 ESP.  On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That proceeding has been stayed pending an appeal in a related case involving another utility.

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

A rehearing process in DP&L's 2017 ESP case, including the DMR, remains pending. On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.

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

•	eliminates the annual energy efficiency targets for Ohio utilities after 2020; and

•	allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers.

Regulatory impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Beginning October 1, 2018, the new distribution rates approved in the DRO include the impacts of the decrease in current federal income taxes as a result of the TCJA. Under the terms of the stipulation approved in the DRO, DP&L agreed to file an application at the PUCO to refund eligible excess accumulated deferred income taxes and any related regulatory liability over a ten-year period. DP&L made such a filing on March 1, 2019. DP&L negotiated a unanimous stipulation with the parties in the proceeding, agreeing to return a total of $65.1 million, $83.2 million when including taxes associated with the refunds. This stipulation was approved by the PUCO on September 26, 2019. See Note 7 – Income Taxes for additional information. In connection with this stipulation, we reduced our long-term regulatory liability related to deferred income taxes by $23.4 million.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2019 and December 31, 2018. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	September 30, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.4	$0.4
Equity securities	2.3	3.9	2.4	3.5
Debt securities	4.1	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total Assets	$6.8	$8.4	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,362.9	$1,451.3	$1,475.9	$1,519.6

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2019 or 2018.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. On January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. Changes to fair value were not material for the nine months ended September 30, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Consolidated Balance Sheets and classified as available for sale.

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

The fair value of assets and liabilities at September 30, 2019 and December 31, 2018 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at September 30, 2019 (a)				Fair value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.4	$—	$—	$0.4
Equity securities	—	3.9	—	3.9	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.2	8.2	—	8.4	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	0.2	—	0.2	—	1.5	—	1.5
Total Derivative assets	—	0.2	—	0.2	—	1.5	—	1.5

Total Assets	$0.2	$8.4	$—	$8.6	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$1,433.7	$17.6	$1,451.3	$—	$1,501.9	$17.7	$1,519.6

Total Liabilities	$—	$1,433.7	$17.6	$1,451.3	$—	$1,501.9	$17.7	$1,519.6

(a)	Includes credit valuation adjustment

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

As of September 30, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains in AOCI	$0.4	$15.3	$—	$17.4
Net gains / (losses) associated with current period hedging transactions	—	(0.2)	—	0.1
Net gains reclassified to earnings
Interest expense	—	(0.4)	—	(0.2)
(Income) / loss from discontinued operations	(0.4)	—	—	—
Ending accumulated derivative gains in AOCI	$—	$14.7	$—	$17.3

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
		Interest		Interest
$ in millions (net of tax)	Power	Rate Hedge	Power	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$0.4	$16.6	$(2.8)	$17.5
Net gains / (losses) associated with current period hedging transactions	—	(1.0)	—	0.4
Net (gains) / losses reclassified to earnings
Interest expense	—	(0.9)	—	(0.6)
(Income) / loss from discontinued operations	(0.4)	—	2.8	—
Ending accumulated derivative gains in AOCI	$—	$14.7	$—	$17.3

Portion expected to be reclassified to earnings in the next twelve months		$(1.2)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		11

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

Fair Values of Derivative Instruments
at September 30, 2019
			Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Consolidated Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Prepayments and other current assets)
Interest rate swap	Designated	$0.2	$—	$—	$0.2
Total assets		$0.2	$—	$—	$0.2

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

Note 6 – Long-term Debt

The following table summarizes DPL's long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2019	2018
Term loan - rates from 4.50% - 4.53% (a) and 4.01% - 4.60% (b)		2022	$—	$436.1
First Mortgage Bonds	3.95%	2049	425.0	—
Tax-exempt First Mortgage Bonds - rates from 2.97% - 3.07% (a) and 1.52% - 1.92% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.6	17.7
Unamortized deferred financing costs			(5.7)	(6.3)
Unamortized debt discounts and premiums, net			(2.7)	(1.4)
Total long-term debt at DP&L			574.2	586.1

Senior unsecured bonds	6.75%	2019	—	99.0
Senior unsecured bonds	7.25%	2021	380.0	780.0
Senior unsecured notes	4.35%	2029	400.0	—
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.8)	(4.3)
Unamortized debt discounts and premiums, net			(1.1)	(0.5)
Total long-term debt			1,362.9	1,475.9
Less: current portion			(139.6)	(103.6)
Long-term debt, net of current portion			$1,223.3	$1,372.3

(a)	Range of interest rates for the nine months ended September 30, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

(c)	Note payable to related party.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At September 30, 2019 and December 31, 2018, DPL had outstanding borrowings on its line of credit of $38.0 million and $0.0 million, respectively. At September 30, 2019 and December 31, 2018, DP&L had outstanding borrowings on its line of credit of $60.0 million and $0.0 million, respectively.

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

On April 8, 2019, DPL issued a Notice of Partial Redemption to the Trustee (Wells Fargo Bank N.A.) on the DPL 7.25% Senior Notes due 2021. DPL redeemed $400.0 million of the $780.0 million outstanding principal amount of these notes on May 7, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $41.4 million.

On March 4, 2019, DPL issued a Notice of Full Redemption to the Trustee (U.S. Bank) on the DPL 6.75% Senior Notes due 2019. DPL redeemed the remaining $99.0 million outstanding principal amount of these notes on April 4, 2019. These bonds were redeemed at par plus accrued interest and a make-whole premium of $1.5 million with cash on hand.

On March 30, 2018, DPL issued a Notice of Partial Redemption to the Trustee (U.S. Bank) on the DPL 6.75% Senior Notes due 2019. DPL redeemed $101.0 million of the $200.0 million outstanding principal amount of these notes at par plus accrued interest and a make-whole premium of $5.1 million on April 30, 2018 with cash on hand.

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

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreement is not to exceed 7.00 to 1.00. As of September 30, 2019, this financial covenant was met with a ratio of 5.68 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.25 to 1.00. As of September 30, 2019, this financial covenant was met with a ratio of 2.99 to 1.00.

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

DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, this covenant shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of September 30, 2019, DP&L's ratings meet those requirements and this covenant is suspended for the quarter ended September 30, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 9.36 to 1.00 as of September 30, 2019.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.58 to 1.00 as of September 30, 2019.

As of September 30, 2019, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
DPL	(35.6)%	16.3%	(9.8)%	15.2%

Income tax expense for the nine months ended September 30, 2019 and 2018 was calculated using the estimated annual effective income tax rates for 2019 and 2018 of (10.1)% and 16.8%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DPL’s effective combined state and federal income tax rate for all operations was (35.6)% and (9.8)% for the three and nine months ended September 30, 2019, respectively. These rates are lower than the combined federal and state statutory rate of 21.6% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of DP&L and the impact of the September 26, 2019 PUCO order which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers.

For the nine months ended September 30, 2019, DPL’s current period effective tax rate for all operations was not materially different than the estimated annual effective rate.

Per the terms of DP&L's 2017 ESP, DPL will not make any tax-sharing payments to AES and AES will forgo collection of the payments during the term of the DMR. As such, during the nine months ended September 30, 2019 and 2018, DPL converted $2.7 million and $30.2 million, respectively, of accrued tax sharing liabilities with AES to additional equity investment in DPL.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the nine months ended September 30, 2019 and 2018.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2019 and 2018 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Service cost	$0.9	$1.5	$2.7	$4.5
Interest cost	3.7	3.4	11.2	10.3
Expected return on plan assets	(5.0)	(5.3)	(15.0)	(15.9)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.9	0.8
Actuarial loss	1.1	1.6	3.2	4.8
Net periodic benefit cost	$1.0	$1.5	$3.0	$4.5

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million at September 30, 2019 and $9.2 million at December 31, 2018 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Deficit

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

For the nine months ended September 30, 2019 and 2018, AES made capital contributions of $2.7 million and $30.2 million, respectively, by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities.

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

At September 30, 2019, DPL had $21.0 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. At

September 30, 2019 and December 31, 2018, we had no outstanding balance of obligations covered by these guarantees.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At September 30, 2019, DP&L could be responsible for the repayment of 4.9%, or $67.2 million, of $1,371.3 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2019, cannot be reasonably determined.

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

Note 11 – Business Segments

DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station, and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 14 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements. As such, AES Ohio Generation only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the thresholds to be a separate reportable operating segment. Therefore, DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is discussed further below.

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

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is included within the "Other" column as it does not meet the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2019
Revenues from external customers	$190.9	$8.1	$—	$199.0
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$191.1	$8.9	$(1.0)	$199.0

Depreciation and amortization	$17.4	$0.3	$—	$17.7
Interest expense	$6.1	$12.2	$—	$18.3
Income / (loss) from continuing operations before income tax	$37.7	$(11.2)	$—	$26.5

Cash capital expenditures	$58.9	$0.1	$—	$59.0

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2018
Revenues from external customers	$198.5	$9.2	$—	$207.7
Intersegment revenues	0.2	0.7	(0.9)	—
Total revenues	$198.7	$9.9	$(0.9)	$207.7

Depreciation and amortization	$19.1	$0.6	$—	$19.7
Interest expense	$5.8	$16.8	$—	$22.6
Income / (loss) from continuing operations before income tax	$37.5	$(17.7)	$—	$19.8

Cash capital expenditures	$20.5	$4.6	$—	$25.1

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2019
Revenues from external customers	$569.4	$22.8	$—	$592.2
Intersegment revenues	0.8	2.4	(3.2)	—
Total revenues	$570.2	$25.2	$(3.2)	$592.2

Depreciation and amortization	$52.9	$1.2	$—	$54.1
Interest expense	$19.9	$43.8	$—	$63.7
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$108.8	$(85.8)	$—	$23.0

Cash capital expenditures	$121.1	$1.3	$—	$122.4

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2018
Revenues from external customers	$562.9	$28.6	$—	$591.5
Intersegment revenues	0.6	2.1	(2.7)	—
Total revenues	$563.5	$30.7	$(2.7)	$591.5

Depreciation and amortization	$56.5	$2.3	$—	$58.8
Interest expense	$20.5	$53.9	$—	$74.4
Income / (loss) from continuing operations before income tax	$73.9	$(60.2)	$—	$13.7

Cash capital expenditures	$65.0	$10.8	$—	$75.8

(a)	"Other" includes Cash capital expenditures related to assets of discontinued operations and held-for-sale businesses for the three and nine months ended September 30, 2018.

Total Assets	September 30, 2019	December 31, 2018
Utility	$1,779.4	$1,819.6
All Other (a)	36.9	63.5
DPL Consolidated	$1,816.3	$1,883.1

(a)	"All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations for all periods presented.

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

DPL's revenue from contracts with customers was $195.0 million and $195.1 million for the three months ended September 30, 2019 and 2018, respectively, and $576.5 million and $560.1 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2019 and 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2019
Retail revenue
Retail revenue from contracts with customers	$170.5	$—	$—	$170.5
Other retail revenue (a)	3.8	—	—	3.8
Wholesale revenue
Wholesale revenue from contracts with customers	4.4	5.0	(0.2)	9.2
RTO ancillary revenue	11.0	0.1	—	11.1
Capacity revenue	1.1	1.1	—	2.2
Miscellaneous revenue from contracts with customers (b)	—	2.0	—	2.0
Miscellaneous revenue	0.3	0.7	(0.8)	0.2
Total revenues	$191.1	$8.9	$(1.0)	$199.0

	Three Months Ended September 30, 2018
Retail revenue
Retail revenue from contracts with customers	$168.4	$—	$(0.4)	$168.0
Other retail revenue (a)	12.6	—	—	12.6
Wholesale revenue
Wholesale revenue from contracts with customers	4.9	5.6	—	10.5
RTO ancillary revenue	10.8	(0.1)	—	10.7
Capacity revenue	2.0	1.7	—	3.7
Miscellaneous revenue from contracts with customers (b)	—	2.2	—	2.2
Miscellaneous revenue	—	0.5	(0.5)	—
Total revenues	$198.7	$9.9	$(0.9)	$207.7

	Nine months ended September 30, 2019
Retail revenue
Retail revenue from contracts with customers	$503.8	$—	$—	$503.8
Other retail revenue (a)	14.9	—	—	14.9
Wholesale revenue
Wholesale revenue from contracts with customers	12.8	11.4	(0.8)	23.4
RTO ancillary revenue	32.8	0.2	—	33.0
Capacity revenue	5.0	4.2	—	9.2
Miscellaneous revenue from contracts with customers (b)	—	7.1	—	7.1
Miscellaneous revenue	0.9	2.3	(2.4)	0.8
Total revenues	$570.2	$25.2	$(3.2)	$592.2

	Nine months ended September 30, 2018
Retail revenue
Retail revenue from contracts with customers	$469.3	$—	$(0.8)	$468.5
Other retail revenue (a)	31.4	—	—	31.4
Wholesale revenue
Wholesale revenue from contracts with customers	24.6	16.7	—	41.3
RTO ancillary revenue	32.4	0.1	—	32.5
Capacity revenue	5.8	4.7	—	10.5
Miscellaneous revenue from contracts with customers (b)	—	7.3	—	7.3
Miscellaneous revenue	—	1.9	(1.9)	—
Total revenues	$563.5	$30.7	$(2.7)	$591.5

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

(b)	Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $66.3 million and $72.6 million as of September 30, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 13 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three and nine months ended September 30, 2018, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

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

Consequently, we determined that the disposal of this group of components, as a whole, represents a strategic shift to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations, assets and liabilities of this group of components were reported as such in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	September 30, 2019	December 31, 2018
Accounts receivable, net	$6.8	$4.0
Taxes applicable to subsequent years	0.6	2.3
Prepayments and other current assets	0.9	2.4
Intangible assets, net of amortization	0.2	5.3
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$8.5	$14.0

Accounts payable	$4.3	$3.9
Accrued taxes	2.4	3.1
Accrued and other current liabilities	3.2	5.2
Deferred income taxes (a)	(33.2)	(39.8)
Taxes payable	—	2.3
Accrued pension and other post-retirement benefits	—	9.7
Asset retirement obligations	70.4	90.4
Other non-current liabilities	15.2	6.6
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$62.3	$81.4

(a)	Deferred income taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Revenues	$10.1	$15.6	$41.0	$141.8
Operating costs and other expenses	(10.5)	(10.6)	(8.2)	(105.1)
Income from discontinued operations	(0.4)	5.0	32.8	36.7
Gain / (loss) from disposal of discontinued operations	—	0.3	0.1	(1.6)
Income tax expense from discontinued operations	0.1	1.0	7.1	5.9
Net income from discontinued operations	$(0.5)	$4.3	$25.8	$29.2

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(0.5) million and $(7.2) million for the three months ended September 30, 2019 and 2018, respectively, and $12.4 million and $37.2 million for the nine months ended September 30, 2019 and 2018, respectively. Cash flows from investing activities for discontinued operations were $233.8 million for the nine months ended September 30, 2018. There were no cash flows from investing activities for the three and nine months ended September 30, 2019 or for the three months ended September 30, 2018.

AROs of Discontinued Operations
DPL's retired Stuart and Killen generating facilities continue to carry ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by a combined $22.5 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen is included in the Asset retirement obligations balance in the total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets as of September 30, 2019 above. As these plants are no longer in service, the reduction to the ARO liability was also recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating costs and other expenses of discontinued operations for the nine months ended September 30, 2019 in the table above.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Revenues	$191.1	$198.7	$570.2	$563.5

Operating costs and expenses
Net fuel cost	0.6	0.1	2.0	1.7
Net purchased power cost	65.9	83.0	193.3	235.7
Operation and maintenance	42.2	33.8	135.2	105.9
Depreciation and amortization	17.4	19.1	52.9	56.5
Taxes other than income taxes	20.8	19.0	58.2	54.3
Loss / (gain) on asset disposal	(0.1)	—	—	0.1
Loss on disposal of business (Note 12)	—	—	—	12.4
Total operating costs and expenses	146.8	155.0	441.6	466.6

Operating income	44.3	43.7	128.6	96.9

Other income / (expense), net:
Interest expense	(6.1)	(5.8)	(19.9)	(20.5)
Loss on early extinguishment of debt	—	—	—	(0.6)
Other income / (expense)	(0.5)	(0.4)	0.1	(1.9)
Total other expense, net	(6.6)	(6.2)	(19.8)	(23.0)

Income before income tax	37.7	37.5	108.8	73.9

Income tax expense / (benefit)	(7.2)	6.3	5.1	12.0

Net income	$44.9	$31.2	$103.7	$61.9
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Net income	$44.9	$31.2	$103.7	$61.9
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $0.0, $(0.1), $0.2 and $(0.1) for each respective period	(0.1)	—	(0.9)	0.5
Reclassification to earnings, net of income tax expense of $0.0, $0.1, $0.0 and $0.6 for each respective period	—	(0.2)	(0.1)	(0.5)
Total change in fair value of derivatives	(0.1)	(0.2)	(1.0)	—

Pension and postretirement activity:
Reclassification to earnings, net of income tax (benefit) / expense of $0.9, $(0.2), $(0.5) and $(0.7) for each respective period	1.7	0.8	2.1	2.5
Total change in unfunded pension and postretirement obligations	1.7	0.8	2.1	2.5

Other comprehensive income	1.6	0.6	1.1	2.5

Net comprehensive income	$46.5	$31.8	$104.8	$64.4
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$14.4	$45.0
Restricted cash	17.6	21.2
Accounts receivable, net (Note 2)	71.7	90.4
Inventories (Note 2)	9.8	7.7
Taxes applicable to subsequent years	18.1	72.4
Regulatory assets, current	40.2	41.1
Taxes receivable	17.4	19.6
Prepayments and other current assets	8.6	13.3
Total current assets	197.8	310.7

Property, plant & equipment:
Property, plant & equipment	2,306.5	2,274.4
Less: Accumulated depreciation and amortization	(1,010.4)	(988.0)
	1,296.1	1,286.4
Construction work in process	93.0	31.7
Total net property, plant & equipment	1,389.1	1,318.1

Other non-current assets:
Regulatory assets, non-current	154.7	152.6
Intangible assets, net of amortization	18.1	17.2
Other non-current assets	19.7	21.0
Total other non-current assets	192.5	190.8
Total assets	$1,779.4	$1,819.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$199.6	$4.6
Accounts payable	51.1	55.8
Accrued taxes	78.5	75.7
Accrued interest	6.5	0.4
Customer deposits	20.3	21.3
Regulatory liabilities, current	36.5	34.9
Accrued and other current liabilities	16.8	17.5
Total current liabilities	409.3	210.2

Non-current liabilities:
Long-term debt (Note 6)	434.6	581.5
Deferred income taxes	132.5	131.7
Taxes payable	4.9	77.1
Regulatory liabilities, non-current	252.3	278.3
Accrued pension and other post-retirement benefits	73.9	83.2
Asset retirement obligations	4.7	4.7
Other non-current liabilities	7.4	7.6
Total non-current liabilities	910.3	1,164.1

Commitments and contingencies (Note 10)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	621.9	711.8
Accumulated other comprehensive loss	(34.2)	(35.3)
Accumulated deficit	(128.3)	(231.6)
Total common shareholder's equity	459.8	445.3
Total liabilities and shareholder's equity	$1,779.4	$1,819.6
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2019	2018
Cash flows from operating activities:
Net income	$103.7	$61.9
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	52.9	56.5
Loss on early extinguishment of debt	—	0.6
Deferred income taxes	(17.2)	(7.5)
Loss on disposal of business	—	12.4
Changes in certain assets and liabilities:
Accounts receivable, net	18.9	(3.3)
Inventories	(2.1)	(0.2)
Taxes applicable to subsequent years	54.3	54.0
Deferred regulatory costs, net	2.9	(4.1)
Accounts payable	(4.8)	(1.1)
Accrued taxes payable / receivable	(65.6)	(58.7)
Accrued interest	6.0	(0.3)
Accrued pension and other post-retirement benefits	(9.3)	(3.1)
Other	(0.8)	6.1
Net cash provided by operating activities	138.9	113.2
Cash flows from investing activities:
Capital expenditures	(121.1)	(65.0)
Insurance proceeds	—	0.1
Payments on disposal of business	—	(14.5)
Proceeds from sale of property	—	10.6
Other investing activities, net	(3.5)	(0.2)
Net cash used in investing activities	(124.6)	(69.0)
Cash flows from financing activities:
Payments of deferred financing costs	(4.6)	—
Returns of capital paid to parent	(90.0)	(43.8)
Capital contributions from parent	—	80.0
Borrowings from revolving credit facilities	60.0	30.0
Repayment of borrowings from revolving credit facilities	—	(40.0)
Issuance of long-term debt, net of discount	422.3	—
Retirement of long-term debt, including early payment premium	(436.1)	(63.3)
Other financing activities, net	(0.1)	—
Net cash used in financing activities	(48.5)	(37.1)
Cash, cash equivalents, and restricted cash:
Net change	(34.2)	7.1
Balance at beginning of period	66.2	5.6
Cash, cash equivalents, and restricted cash at end of period	$32.0	$12.7
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.8	$17.0
Income taxes paid, net	$19.0	$8.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$2.0	$7.2
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2018	41,172,173	$0.4	$685.8	$(36.2)	$(319.3)	$330.7
Net comprehensive income				1.1	15.7	16.8
Return of capital			(23.8)			(23.8)
Capital contributions from parent			80.0			80.0
Other (b)			(0.3)	(1.1)	1.0	(0.4)
Balance, March 31, 2018	41,172,173	0.4	741.7	(36.2)	(302.6)	403.3
Net comprehensive income				0.8	15.0	15.8
Balance, June 30, 2018	41,172,173	0.4	741.7	(35.4)	(287.6)	419.1
Net comprehensive income / (loss)				0.6	31.2	31.8
Return of capital			(20.0)			(20.0)
Other			0.1			0.1
Balance, September 30, 2018	41,172,173	$0.4	$721.8	$(34.8)	$(256.4)	$431.0

(a)	$0.01 par value, 50,000,000 shares authorized.

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

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2019	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				0.4	29.0	29.4
Other					(0.3)	(0.3)
Balance, March 31, 2019	41,172,173	0.4	711.8	(34.9)	(202.9)	474.4
Net comprehensive income				(0.9)	29.8	28.9
Return of capital			(70.0)			(70.0)
Balance, June 30, 2019	41,172,173	0.4	641.8	(35.8)	(173.1)	433.3
Net comprehensive income / (loss)				1.6	44.9	46.5
Return of capital			(20.0)			(20.0)
Other			0.1		(0.1)	—
Balance, September 30, 2019	41,172,173	$0.4	$621.9	$(34.2)	$(128.3)	$459.8

(a)	$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 524,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which have either been closed or sold. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. Following the issuance of the DRO in September 2018 and the resulting changes to the decoupling rider effective January 1, 2019, DP&L's distribution sales are primarily impacted by customer growth within our service territory. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 642 people as of September 30, 2019. Approximately 58% of DP&L employees are under a collective bargaining agreement, which expires October 31, 2020.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2019; our results of operations for the three and nine months ended September 30, 2019 and 2018, our cash flows for the nine months ended September 30, 2019 and 2018 and the changes in our equity for the three and nine months ended September 30, 2019 and 2018. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2019 may not be indicative of our results that will be realized for the full year ending December 31, 2019.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2019	December 31, 2018
Cash and cash equivalents	$14.4	$45.0
Restricted cash	17.6	21.2
Cash, Cash Equivalents, and Restricted Cash, End of Period	$32.0	$66.2

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2019 and 2018 were $13.0 million and $13.8 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2019 and 2018 were $37.3 million and $39.2 million, respectively.

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
		January 1, 2019	We have not elected to reclassify any amounts to retained earnings. Our accounting policy for releasing the income tax effects from AOCI occurs on a portfolio basis.
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

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-13, 2019-04, 2019-05, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020	We will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the condensed financial statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that the losses will be recognized as an allowance rather than a reduction in the amortized cost of the securities. There are various transition methods available upon adoption.

We are currently evaluating the impact of adopting the standard on our condensed financial statements; however, it is expected that the new current expected credit loss model will primarily impact the calculation of expected credit losses on $72.1 million in gross trade accounts receivable.

Note 2 – Supplemental Financial Information

Accounts receivable and Inventories are as follows at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
$ in millions	2019	2018
Accounts receivable, net:
Customer receivables	$50.0	$53.3
Unbilled revenue	15.2	16.8
Amounts due from affiliates	3.2	2.3
Due from PJM transmission enhancement settlement	2.4	16.5
Other	1.3	2.4
Provision for uncollectible accounts	(0.4)	(0.9)
Total accounts receivable, net	$71.7	$90.4

Inventories, at average cost:
Materials and supplies	$9.8	$7.1
Other	—	0.6
Total inventories, at average cost	$9.8	$7.7

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and nine months ended September 30, 2019 and 2018 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2019	2018	2019	2018
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$—	$(0.3)	$(0.1)	$(1.1)
	Income tax expense	—	0.1	—	0.6
	Net of income taxes	—	(0.2)	(0.1)	(0.5)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.8	1.0	2.6	3.2
	Income tax expense / (benefit)	0.9	(0.2)	(0.5)	(0.7)
	Net of income taxes	1.7	0.8	2.1	2.5

Total reclassifications for the period, net of income taxes		$1.7	$0.6	$2.0	$2.0

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the nine months ended September 30, 2019 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2019	$0.6	$(35.9)	$(35.3)

Other comprehensive loss before reclassifications	(0.9)	—	(0.9)
Amounts reclassified from AOCI to earnings	(0.1)	2.1	2.0
Net current period other comprehensive income / (loss)	(1.0)	2.1	1.1

Balance at September 30, 2019	$(0.4)	$(33.8)	$(34.2)

Note 3 – Regulatory Matters

DMR
On October 20, 2017, the PUCO approved DP&L’s 2017 ESP.  On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That proceeding has been stayed pending an appeal in a related case involving another utility.

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

A rehearing process in DP&L's 2017 ESP case, including the DMR, remains pending. On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.

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

•	eliminates the annual energy efficiency targets for Ohio utilities after 2020; and

•	allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers.

Regulatory impact of tax reform
On January 10, 2018, the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Beginning October 1, 2018, the new distribution rates approved in the DRO include the impacts of the decrease in current federal income taxes as a result of the TCJA. Under the terms of the stipulation approved in the DRO, DP&L agreed to file an application at the PUCO to refund eligible excess accumulated deferred income taxes and any related regulatory liability over a ten-year period. DP&L made such a filing on March 1, 2019. DP&L negotiated a unanimous stipulation with the parties in the proceeding, agreeing to return a total of $65.1 million, $83.2 million when including taxes associated with the refunds. This stipulation was approved by the PUCO on September 26, 2019. See Note 7 – Income Taxes for additional information. In connection with this stipulation, we reduced our long-term regulatory liability related to deferred income taxes by $23.4 million.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2019 and December 31, 2018. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	September 30, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.4	$0.4
Equity securities	2.3	3.9	2.4	3.5
Debt securities	4.1	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$6.8	$8.4	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.2	$631.0	$586.1	$593.8

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2019 or 2018.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. On January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. Changes to fair value were not material for the nine months ended September 30, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Balance Sheets and classified as available for sale.

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

The fair value of assets and liabilities at September 30, 2019 and December 31, 2018 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at September 30, 2019 (a)				Fair value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.4	$—	$—	$0.4
Equity securities	—	3.9	—	3.9	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master Trust assets	0.2	8.2	—	8.4	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	0.2	—	0.2	—	1.5	—	1.5
Total derivative assets	—	0.2	—	0.2	—	1.5	—	1.5

Total assets	$0.2	$8.4	$—	$8.6	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$613.4	$17.6	631.0	$—	$576.1	$17.7	$593.8

Total liabilities	$—	$613.4	$17.6	$631.0	$—	$576.1	$17.7	$593.8

(a)	Includes credit valuation adjustment

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

As of September 30, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. On March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three and nine months ended September 30, 2019 and 2018:

	Three months ended
	September 30, 2019	September 30, 2018
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(0.3)	$1.6
Net losses associated with current period hedging transactions	(0.1)	—
Net gains reclassified to earnings
Interest expense	—	(0.2)
Ending accumulated derivative gains / (losses) in AOCI	$(0.4)	$1.4

	Nine months ended
	September 30, 2019	September 30, 2018
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains in AOCI	$0.6	$1.4
Net gains / (losses) associated with current period hedging transactions	(0.9)	0.5
Net gains reclassified to earnings
Interest expense	(0.1)	(0.5)
Ending accumulated derivative gains / (losses) in AOCI	$(0.4)	$1.4

Portion expected to be reclassified to earnings in the next twelve months	$(0.2)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	11

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

Fair Values of Derivative Instruments
at September 30, 2019
			Gross Amounts Not Offset in the Condensed Balance Sheets
$ in millions	Hedging Designation	Gross Fair Value as presented in the Condensed Balance Sheets (a)	Financial Instruments with Same Counterparty in Offsetting Position	Cash Collateral	Net Fair Value
Assets
Short-term derivative positions (presented in Prepayments and other current assets)
Interest rate swap	Designated	$0.2	$—	$—	$0.2
Total assets		$0.2	$—	$—	$0.2

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

Note 6 – Long-term Debt

The following table summarizes DP&L's long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2019	2018
Term loan - rates from 4.50% - 4.53% (a) and 4.01% - 4.60% (b)		2022	$—	$436.1
First Mortgage Bonds	3.95%	2049	425.0	—
Tax-exempt First Mortgage Bonds - rates from 2.97% - 3.07% (a) and 1.52% - 1.92% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.6	17.7
Unamortized deferred financing costs			(5.7)	(6.3)
Unamortized debt discounts and premiums, net			(2.7)	(1.4)
Total long-term debt			574.2	586.1
Less: current portion			(139.6)	(4.6)
Long-term debt, net of current portion			$434.6	$581.5

(a)	Range of interest rates for the nine months ended September 30, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

Deferred financing costs are amortized over the remaining life of the debt using the effective interest method. Premiums or discounts on long-term debt are amortized over the remaining life of the debt using the effective interest method.

Line of credit
At September 30, 2019 and December 31, 2018, DP&L had outstanding borrowings on its line of credit of $60.0 million and $0.0 million, respectively.

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

Long-term debt covenants and restrictions
DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00. Except that, after Generation Separation and the twelve-month period following (October 1, 2017 to September 30, 2018) the ratio shall be a) increased to 0.75 to 1.00 or b) suspended if DP&L’s long-term indebtedness is less than or equal to $750.0 million. Additionally, this covenant shall be suspended any time after separation during which DP&L maintains a rating of BBB- (or in the case of Moody’s Investors Service, Inc. Baa3) or higher with a stable outlook from at least one of Fitch Investors Service Inc., Standard & Poor’s Ratings Services or Moody’s Investors Service, Inc. The Total Debt to Capitalization covenant is calculated as the sum of DP&L’s current and long-term portion of debt, divided by the total of DP&L’s net worth and total debt. As of September 30, 2019, DP&L's ratings meet those requirements and this covenant is suspended for the quarter ended September 30, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total EBITDA to Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 9.36 to 1.00 as of September 30, 2019.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.58 to 1.00 as of September 30, 2019.

As of September 30, 2019, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
DP&L	(19.1)%	16.8%	4.7%	16.2%

Income tax expense for the nine months ended September 30, 2019 and 2018 was calculated using the estimated annual effective income tax rates for 2019 and 2018 of 4.5% and 17.1%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DP&L’s effective combined state and federal income tax rate was (19.1)% and 4.7% for the three and nine months ended September 30, 2019, respectively. This is lower than the combined federal and state statutory rate of 21.6% primarily due to the net tax benefit related to the reversal of excess deferred taxes and the impact of the September 26, 2019 PUCO order which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers.

For the nine months ended September 30, 2019, DP&L’s current period effective tax rate for all operations was not materially different than the estimated annual effective rate.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the nine months ended September 30, 2019 and 2018.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2019 and 2018 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Service cost	$0.9	$1.5	$2.7	$4.5
Interest cost	3.7	3.4	11.2	10.3
Expected return on plan assets	(5.0)	(5.3)	(15.0)	(15.9)
Amortization of unrecognized:
Prior service cost	0.4	0.4	1.3	1.1
Actuarial loss	1.8	2.4	5.3	7.1
Net periodic benefit cost	$1.8	$2.4	$5.5	$7.1

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.0 million at September 30, 2019 and $9.2 million at December 31, 2018 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Equity

Capital Contribution and Returns of Capital
During the nine months ended September 30, 2019, DP&L made returns of capital payments of $90.0 million to DPL.

During the nine months ended September 30, 2018, DP&L received an $80.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $43.8 million to DPL.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At September 30, 2019, DP&L could be responsible for the repayment of 4.9%, or $67.2 million, of $1,371.3 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2019, cannot be reasonably determined.

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

DP&L's revenue from contracts with customers was $187.0 million and $186.1 million for the three months ended September 30, 2019 and 2018, respectively, and $554.4 million and $532.1 million for the nine months ended September 30, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2019 and 2018:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Retail revenue
Retail revenue from contracts with customers	$170.5	$168.4	$503.8	$469.3
Other retail revenue (a)	3.8	12.6	14.9	31.4
Wholesale revenue
Wholesale revenue from contracts with customers	4.4	4.9	12.8	24.6
RTO ancillary revenue	11.0	10.8	32.8	32.4
Capacity revenue	1.1	2.0	5.0	5.8
Miscellaneous revenue	0.3	—	0.9	—
Total revenues	$191.1	$198.7	$570.2	$563.5

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $65.2 million and $70.1 million as of September 30, 2019 and December 31, 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 12 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the three and nine months ended September 30, 2018, excluding the loss on transfer noted above.

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

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was higher by $6.7 million, or 34%, for the three months ended September 30, 2019 and higher by $9.3 million, or 68%, for the nine months ended September 30, 2019, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Decrease due to a higher loss on early extinguishment of debt in 2019, primarily due to the make-whole premium on the partial prepayment of the 7.25% Senior Notes due 2021	$—	$(38.5)
Impact of the distribution rate order, including higher distribution rates, the DIR, and the decoupling rider	4.1	22.4
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	—	11.7
Increase due to lower interest expense from debt refinancings and payments made in 2018 and 2019	4.3	10.7
Other	(1.7)	3.0
Net change in income from continuing operations before income tax	$6.7	$9.3

DP&L
Compared with the prior year, DP&L's net income from continuing operations before income taxes was higher by $0.2 million, or 1%, for the three months ended September 30, 2019 and higher by $34.9 million, or 47%, for the nine months ended September 30, 2019, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Impact of the distribution rate order, including higher distribution rates, the DIR, and the decoupling rider	4.1	$22.4
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	—	11.7
Other	(3.9)	0.8
Net change in income before income tax	$0.2	$34.9

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Revenues:
Retail	$174.3	$180.6	$518.7	$499.9
Wholesale	9.2	10.5	23.4	41.3
RTO ancillary	11.1	10.7	33.0	32.5
Capacity revenues	2.2	3.7	9.2	10.5
Miscellaneous revenues	2.2	2.2	7.9	7.3
Total revenues	199.0	207.7	592.2	591.5

Operating costs and expenses
Net fuel cost	5.2	4.6	13.0	12.7
Purchased power:
Purchased power	60.5	68.1	176.0	187.8
RTO charges	5.7	15.5	18.3	48.9
RTO capacity charges	0.3	—	0.7	2.2
Net purchased power cost	66.5	83.6	195.0	238.9
Operation and maintenance	44.2	37.3	142.3	118.3
Depreciation and amortization	17.7	19.7	54.1	58.8
Taxes other than income taxes	20.9	19.0	58.5	54.5
Other, net	—	1.6	0.9	14.6
Total operating costs and expenses	154.5	165.8	463.8	497.8

Operating income	44.5	41.9	128.4	93.7

Other income / (expense), net:
Interest expense	(18.3)	(22.6)	(63.7)	(74.4)
Loss on early extinguishment of debt	—	—	(44.9)	(6.4)
Other income	0.3	0.5	3.2	0.8
Total other expense, net	(18.0)	(22.1)	(105.4)	(80.0)

Income from continuing operations before income tax (a)	$26.5	$19.8	$23.0	$13.7

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Heating degree-days (a)	—	47	3,206	3,498
Cooling degree-days (a)	975	811	1,361	1,262

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

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Retail electric sales (b)	3,858	3,858	10,731	10,943
Wholesale electric sales (c)	369	310	808	989
Total electric sales	4,227	4,168	11,539	11,932

Billed electric customers (end of period)			523,915	523,535

(a)	Electric sales are presented in millions of kWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,037 kWh and 2,972 kWh for the three and nine months ended September 30, 2019, respectively, and 1,056 kWh and 2,995 kWh for the three and nine months ended September 30, 2018, respectively.

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

During the three months ended September 30, 2019, revenue decreased $8.7 million to $199.0 million compared to $207.7 million in the same period of the prior year, and, during the nine months ended September 30, 2019, revenue increased $0.7 million to $592.2 million compared to $591.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Retail
Rate
Increase in energy efficiency and USF revenue rate riders	$9.7	$30.1
Increase in base distribution rates due to the DRO	6.3	21.0
Increase due to the DIR, which was effective with the DRO	5.6	16.7
Decrease in the TCRR due to lower transmission costs and the impact of DP&L passing back the benefits of the PJM Transmission Enhancement Settlement to customers	(12.3)	(27.3)
Decrease due to energy efficiency lost revenues recorded in the prior year	(5.0)	(16.7)
Other	(2.1)	10.3
Net change in retail rate	2.2	34.1

Volume
Decrease in volume is primarily due to demand in the prior year. The decoupling rider approved in the DRO became effective January 1, 2019 and is designed to eliminate the impacts of weather and demand on DP&L's residential and commercial customers resulting in less of a demand impact in the current year.	(8.2)	(15.6)

Other miscellaneous	(0.3)	0.3
Total retail change	(6.3)	18.8

Wholesale
Decrease for the nine months ended September 30, 2019 is due to lower volumes as DP&L is no longer serving the load of certain other parties through their competitive bid process and lower wholesale prices	(1.3)	(17.9)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(1.1)	(0.8)

Other
Miscellaneous revenues	—	0.6

Net change in revenues	$(8.7)	$0.7

DPL – Net Purchased Power
During the three months ended September 30, 2019, net purchased power decreased $17.1 million to $66.5 million compared to $83.6 million in the same period of the prior year, and, during the nine months ended September 30, 2019, net purchased power decreased $43.9 million to $195.0 million compared to $238.9 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Net purchased power
Purchased power
Rate
Increase / (decrease) due to pricing in the competitive bid process	(1.4)	1.3
Volume
Lower purchases in the nine months ended September 30, 2019 as DP&L stopped purchasing power to serve the load of certain other parties through their competitive bid process after May of 2018	(6.2)	(13.1)
Total purchased power change	(7.6)	(11.8)
RTO charges
Decrease due to lower transmission and congestion charges, including a decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(9.8)	(30.6)
RTO capacity charges
Increase / (decrease) due to capacity costs	0.3	(1.5)

Net change in purchased power	$(17.1)	$(43.9)

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2019, Operation and Maintenance expense increased $6.9 million and $24.0 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$7.4	$20.0
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	3.1	9.3
Decrease due to prior year write-off of previously deferred rate case costs no longer deemed probable for recovery	—	(5.3)
Decrease in amortization of previously deferred regulatory costs, including rate case costs, certain transmission costs, and various costs collected under the regulatory compliance rider (a)	(2.0)	(1.7)
Other, net	(1.6)	1.7
Net change in operation and maintenance expense	$6.9	$24.0

(a)    There is a corresponding offset in Revenues associated with these programs.

DPL – Depreciation and Amortization
During the three and nine months ended September 30, 2019, Depreciation and amortization decreased $2.0 million and $4.7 million respectively, compared to the same periods in the prior year. The decrease was primarily due to lower software amortization and lower depreciation expense recorded at Conesville in 2019.

DPL – Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2019, Taxes other than income taxes increased $1.9 million and $4.0 million respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2019 was primarily the result of a favorable adjustment recorded in the second quarter of 2018 related to 2017 Ohio property taxes to reflect actual payments made in 2018.

DPL – Operating Expenses - Other
During the nine months ended September 30, 2018, DPL recorded other operating expenses of $14.6 million primarily due to the loss on the transfer of business interests in the Beckjord facility of $11.7 million and a $2.8 million fixed-asset impairment charge recorded on Conesville.

DPL – Interest Expense
During the three and nine months ended September 30, 2019, Interest expense decreased $4.3 million and $10.7 million respectively, compared to the same periods in the prior year. The decrease was primarily the result of the reduction and refinancing of debt at DPL and DP&L in 2018 and 2019.

DPL – Loss on Early Extinguishment of Debt
During the nine months ended September 30, 2019, Loss on early extinguishment of debt increased $38.5 million, compared to the same period in the prior year. The increase was primarily due to the make-whole premium payment of $41.4 million related to the $400.0 million partial redemption of the $780.0 million 7.25% Notes due 2021 in the second quarter of 2019, partially offset by the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption of the 6.75% Senior Notes due 2019 in the second quarter of 2018.

DPL – Income Tax Expense / (Benefit) From Continuing Operations
Income tax expense of $3.1 million during the three months ended September 30, 2018 changed to an Income tax benefit of $9.4 million during the three months ended September 30, 2019. The change of $12.5 million was primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers.

Income tax expense of $1.5 million during the nine months ended September 30, 2018 changed to an income tax benefit of $12.6 million during the nine months ended September 30, 2019. The change of $14.1 million was primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers.

DPL – Discontinued Operations
Net income from discontinued operations was $(0.5) million and $25.8 million for the three and nine months ended September 30, 2019, respectively, compared to $4.3 million and $29.2 million for the three and nine months ended September 30, 2018, respectively. This income relates to the generation components of Miami Fort, Zimmer, Stuart, Killen and the Peaker assets, which were disposed of either by sale or retirement in recent years. See Part I, Item 1, Note 14 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS BY SEGMENT - DPL

DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station, and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Part I, Item 1, Note 14 – Discontinued Operations of Notes to DPL's Condensed Consolidated Financial Statements. As such, AES Ohio Generation only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the thresholds to be a separate reportable operating segment. Therefore, DPL manages its business through one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segment. The Utility segment is discussed further below.

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

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is included within the "Other" column as it does not meet the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are presented as discontinued operations. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Part I, Item 1, Note 11 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Utility	$37.7	$37.5	$108.8	$73.9
Other	(11.2)	(17.7)	(85.8)	(60.2)
Income from continuing operations before income tax (a)	$26.5	$19.8	$23.0	$13.7

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

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2019	2018	2019	2018
Revenues:
Retail	$174.3	$181.0	$518.7	$500.7
Wholesale	4.4	4.9	12.8	24.6
RTO ancillary	11.0	10.8	32.8	32.4
Capacity revenues	1.1	2.0	5.0	5.8
Miscellaneous revenues	0.3	—	0.9	—
Total revenues	191.1	198.7	570.2	563.5

Operating costs and expenses
Net fuel cost	0.6	0.1	2.0	1.7
Purchased power:
Purchased power	60.4	67.7	175.7	186.7
RTO charges	5.5	15.3	17.6	46.8
RTO capacity charges	—	—	—	2.2
Net purchased power cost	65.9	83.0	193.3	235.7
Operation and maintenance	42.2	33.8	135.2	105.9
Depreciation and amortization	17.4	19.1	52.9	56.5
Taxes other than income taxes	20.8	19.0	58.2	54.3
Loss / (gain) on asset disposal	(0.1)	—	—	0.1
Loss on disposal of business	—	—	—	12.4
Total operating costs and expenses	146.8	155.0	441.6	466.6

Operating income	44.3	43.7	128.6	96.9

Other income / (expense), net:
Interest expense	(6.1)	(5.8)	(19.9)	(20.5)
Loss on early extinguishment of debt	—	—	—	(0.6)
Other income / (expense)	(0.5)	(0.4)	0.1	(1.9)
Total other expense, net	(6.6)	(6.2)	(19.8)	(23.0)

Income before income tax (a)	$37.7	$37.5	$108.8	$73.9

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

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Retail electric sales (b)	3,858	3,858	10,731	10,943
Wholesale electric sales (c)	151	156	421	608
Total electric sales	4,009	4,014	11,152	11,551

Billed electric customers (end of period)			523,915	523,535

(a)	Electric sales are presented in millions of kWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,037 kWh and 2,972 kWh for the three and nine months ended September 30, 2019, respectively, and 1,056 kWh and 2,995 kWh for the three and nine months ended September 30, 2018, respectively.

(c)	Included within DP&L wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended September 30, 2019, revenue decreased $7.6 million to $191.1 million compared to $198.7 million in the same period of the prior year, and, during the nine months ended September 30, 2019, revenue increased $6.7 million to $570.2 million compared to $563.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Retail
Rate
Increase in energy efficiency and USF revenue rate riders	$9.7	$30.1
Increase in base distribution rates due to the DRO	6.3	21.0
Increase due to the DIR, which was effective with the DRO	5.6	16.7
Decrease in the TCRR due to lower transmission costs and the impact of DP&L passing back the benefits of the PJM Transmission Enhancement Settlement to customers	(12.3)	(27.3)
Decrease due to energy efficiency lost revenues recorded in the prior year	(5.0)	(16.7)
Other	(2.5)	9.5
Net change in retail rate	1.8	33.3

Volume
Decrease in volume is primarily due to demand in the prior year. The decoupling rider approved in the DRO became effective January 1, 2019 and is designed to eliminate the impacts of weather and demand on DP&L's residential and commercial customers resulting in less of a demand impact in the current year.	(8.2)	(15.6)

Other miscellaneous	(0.3)	0.3
Total retail change	(6.7)	18.0

Wholesale
Decrease in volumes due to no longer serving the load of certain other parties through their competitive bid process and lower wholesale prices	(0.5)	(11.8)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(0.7)	(0.4)

Other
Miscellaneous revenues	0.3	0.9

Net change in revenues	$(7.6)	$6.7

DP&L – Net Purchased Power
During the three months ended September 30, 2019, net purchased power decreased $17.1 million to $65.9 million compared to $83.0 million in the same period of the prior year, and, during the nine months ended September 30, 2019, net purchased power decreased $42.4 million to $193.3 million compared to $235.7 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Net purchased power
Purchased power
Rate
Increase / (decrease) due to pricing in the competitive bid process	$(1.1)	$2.0
Volume
Lower purchases in the nine months ended September 30, 2019 as DP&L stopped purchasing power to serve the load of certain other parties through their competitive bid process after May of 2018	(6.2)	(13.0)
Total purchased power change	(7.3)	(11.0)
RTO charges
Decrease due to lower transmission and congestion charges, including a decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the transmission rider	(9.8)	(29.2)
RTO capacity charges
Decrease due to capacity costs at OVEC	—	(2.2)

Net change in purchased power	$(17.1)	$(42.4)

DP&L – Operation and Maintenance
During the three and nine months ended September 30, 2019, Operation and Maintenance expense increased $8.4 million and $29.3 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2019 vs. 2018	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$7.4	$20.0
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	3.1	9.3
Increase in costs charged from the Service Company for services provided	2.9	5.3
Decrease due to prior year write-off of previously deferred rate case costs	—	(5.3)
Decrease in amortization of previously deferred regulatory costs, including rate case costs, certain transmission costs, and various costs collected under the regulatory compliance rider (a)	(2.0)	(1.7)
Other, net	(3.0)	1.7
Net change in operation and maintenance expense	$8.4	$29.3

(a)    There is a corresponding offset in Revenues associated with these programs.

DP&L – Depreciation and Amortization
During the three and nine months ended September 30, 2019, Depreciation and amortization decreased $1.7 million and $3.6 million, respectively, compared to the same periods in the prior year. The decrease was primarily due to lower software amortization in 2019.

DP&L – Taxes Other Than Income Taxes
During the three and nine months ended September 30, 2019, Taxes other than income taxes increased $1.8 million and $3.9 million, respectively, compared to the same periods in the prior year. The increase for the nine months ended September 30, 2019 was primarily the result of a favorable adjustment made in 2018 for 2017 Ohio property taxes to reflect actual payments.

DP&L – Loss on Disposal of Business
During the nine months ended September 30, 2018, DP&L recorded a loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Income Tax Expense / (Benefit)
Income tax expense of $6.3 million during the three months ended September 30, 2018 changed to a benefit of $7.2 million during the three months ended September 30, 2019 primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers.

During the nine months ended September 30, 2019, Income tax expense decreased $6.9 million, compared to the same period in the prior year primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers, partially offset by higher pre-tax income in the current year as compared to the prior year.

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

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2018 Form 10-K and Forms 10-Q previously filed with the SEC during 2019 describe other regulatory matters which have not materially changed since those filings.

Ohio Regulatory Proceedings
DMR
On October 20, 2017, the PUCO approved DP&L’s 2017 ESP.  On January 7, 2019, the Ohio Consumers' Counsel appealed to the Supreme Court of Ohio the 2017 ESP with respect to the bypassability of the Reconciliation Rider and the exclusion of the DMR from the SEET. That proceeding has been stayed pending an appeal in a related case involving another utility.

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

A rehearing process in DP&L's 2017 ESP case, including the DMR, remains pending. On August 1, 2019, DP&L filed a supplemental brief with the PUCO focused on the applicability of a recent court decision involving another Ohio utility’s DMR which is similar to, but not identical to, DP&L’s DMR.

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

•	eliminates the annual energy efficiency targets for Ohio utilities after 2020; and

•	allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers.

Regulatory impact of tax reform
On September 26, 2019 the PUCO approved a unanimous stipulation agreeing to return a total of $65.1 million, $83.2 million when including taxes associated with the refunds, to distribution customers.

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

Additionally, because of the retirement of Stuart and Killen noted above, the following environmental regulations and requirements are not expected to have a material impact on DPL with respect to either of the two generating stations:

•	water intake regulations finalized by the USEPA on May 19, 2014 and

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015.
Clean Water Act Regulation of Water Discharge
On January 7, 2013, the Ohio EPA issued a final NPDES permit to the Stuart Station which included a compliance schedule for performing a study to justify an alternate thermal limitation or take undefined measures to meet certain temperature limits. On February 1, 2013, DP&L appealed various aspects of the final permit to the ERAC. On August 8, 2019, the ERAC dismissed the appeal in response to a Joint Motion to Dismiss.

Notice of Potential Liability for Third Party Disposal Site
On October 16, 2019, DP&L received a special notice that USEPA considers DP&L, along with other parties, to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the Tremont City Barrel Site, located near Dayton, Ohio. While DP&L is currently unable to predict the outcome of this matter, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on our business, financial condition or results of operations.

Regulation of Waste Disposal
The USEPA's final CCR rule became effective in October 2015. Generally, the rule regulates CCR as nonhazardous solid waste and establishes national minimum criteria for existing and new CCR landfills and existing and new CCR ash ponds, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. On December 16, 2016, President Obama signed into law the

Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR rule. In July 2018, the USEPA published final CCR rule amendments (Phase One, Part One) in the Federal Register. In August 2018, the D.C. Circuit Court issued a decision in certain CCR litigation matters, which may result in additional revisions to the CCR rule. In October 2018, some environmental groups filed a petition for review challenging the USEPA's final CCR rule amendments (Phase One, Part One) which have since been remanded without vacatur to the USEPA. On August 14, 2019, the USEPA published amendments to the CCR rule relating to the CCR rule’s criteria for determining beneficial use and the regulation of CCR piles, among other revisions. On November 4, 2019, the USEPA signed additional amendments to the CCR Rule titled “A Holistic Approach To Closure Part A: Deadline To Initiate Closure.” The October 2015 CCR rule, current or proposed amendments to the October 2015 CCR rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material impact on our business, financial condition and results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $36.8 million and $14.4 million, respectively, at September 30, 2019. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,378.2 million and $582.6 million, respectively.

Approximately $139.6 million of DPL's long-term debt, including $139.6 million of DP&L's long-term debt, matures within twelve months of the balance sheet date. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

DPL	Nine months ended September 30,
$ in millions	2019	2018
Net cash provided by operating activities	$136.3	$152.9
Net cash provided by / (used in) investing activities	(125.9)	157.5
Net cash used in financing activities	(67.7)	(249.4)
Decrease in cash and restricted cash of discontinued operations and held-for-sale businesses	—	1.5
Net change	(57.3)	62.5
Balance at beginning of period	111.7	24.9
Cash, cash equivalents, and restricted cash at end of period	$54.4	$87.4

DPL – Change in cash flows from operating activities

	Nine months ended September 30,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$61.4	$41.4	$20.0
Depreciation and amortization	34.2	62.4	(28.2)
Deferred income taxes	(8.7)	(17.8)	9.1
Loss on early extinguishment of debt	44.9	6.4	38.5
Other adjustments to Net income	5.1	19.8	(14.7)
Net income, adjusted for non-cash items	136.9	112.2	24.7
Net change in operating assets and liabilities	(0.6)	40.7	(41.3)
Net cash provided by operating activities	$136.3	$152.9	$(16.6)

The net change in operating assets and liabilities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven by the following:

$ in millions	$ Change
Decrease from accrued taxes primarily due to higher current portion of income tax expense in prior year compared to the current year	(23.9)
Decrease from inventory primarily due a significant decrease in inventory balances in 2018 due to the closure of the Stuart and Killen plants	(17.9)
Decrease from accounts receivable is primarily due to prior year collections of the remaining amounts due from partners in jointly-owned stations	(16.4)
Increase from accounts payable is primarily due to timing of payments	12.3
Other	4.6
Net decrease in cash from changes in operating assets and liabilities	$(41.3)

DPL – Cash flows from investing activities
Net cash provided by / (used in) investing activities was $(125.9) million for the nine months ended September 30, 2019 compared to $157.5 million for the nine months ended September 30, 2018. The investing activity for the nine months ended September 30, 2019 primarily relates to capital expenditures of $122.4 million, which increased from the prior year mainly due to significant storm restoration efforts in the third quarter of 2019. The investing activity for the nine months ended September 30, 2018 primarily relates to proceeds from the sale of business of $234.9 million due to the sale of the Peaker assets, and proceeds of $10.6 million related to the June transmission swap with Duke and AEP. This was partially offset by capital expenditures of $75.8 million and a payment on the disposal of Beckjord of $14.5 million.

DPL – Cash flows from financing activities
Net cash used in financing activities was $(67.7) million for the nine months ended September 30, 2019 compared to $(249.4) million from financing activities for the nine months ended September 30, 2018. The financing activity for the nine months ended September 30, 2019 is primarily due to debt repayments, including early payment premiums, of $978.0 million, and $9.2 million of payments of deferred financing costs. This was partially offset by debt issuances, net of discount, of $821.7 million, and net revolving credit facility borrowings of $98.0 million. The financing activity for the nine months ended September 30, 2018 is primarily due to debt repayments of $239.4 million.

Cash Flow Analysis - DP&L

The following table summarizes the cash flows of DP&L:

DP&L	Nine months ended September 30,
$ in millions	2019	2018
Net cash provided by operating activities	$138.9	$113.2
Net cash used in investing activities	(124.6)	(69.0)
Net cash used in financing activities	(48.5)	(37.1)
Net change	(34.2)	7.1
Balance at beginning of period	66.2	5.6
Cash, cash equivalents, and restricted cash at end of period	$32.0	$12.7

DP&L – Change in cash flows from operating activities

	Nine months ended September 30,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$103.7	$61.9	$41.8
Depreciation and amortization	52.9	56.5	(3.6)
Deferred income taxes	(17.2)	(7.5)	(9.7)
Other adjustments to Net income	—	13.0	(13.0)
Net income, adjusted for non-cash items	139.4	123.9	15.5
Net change in operating assets and liabilities	(0.5)	(10.7)	10.2
Net cash provided by operating activities	$138.9	$113.2	$25.7

The net change in operating assets and liabilities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was driven by the following:

$ in millions	$ Change
Increase from accounts receivable primarily due to higher rates following the DRO	$22.2
Decrease from accrued taxes primarily due to higher current portion of income tax expense in prior year compared to the current year	(6.9)
Other	(5.1)
Net increase in cash from changes in operating assets and liabilities	$10.2

DP&L – Cash flows from investing activities
Net cash used in investing activities was $(124.6) million for the nine months ended September 30, 2019 compared to $(69.0) million for the nine months ended September 30, 2018. The investing activity for the nine months ended September 30, 2019 primarily represents capital expenditures of $121.1 million, which increased from the prior year mainly due to significant storm restoration efforts in the third quarter of 2019. The investing activity for the nine months ended September 30, 2018 is primarily capital expenditures of $65.0 million and a payment on the disposal of Beckjord of $14.5 million. This was partially offset by proceeds of $10.6 million related to the June transmission swap with Duke and AEP.

DP&L – Cash flows from financing activities
Net cash used in financing activities was $(48.5) million for the nine months ended September 30, 2019 compared to $(37.1) million from financing activities for the nine months ended September 30, 2018. The financing activity for the nine months ended September 30, 2019 is primarily due to returns of capital paid to parent of $90.0 million, debt repayments, including early payment premium, of $436.1 million, and payments of deferred financing costs of $4.6 million. This was partially offset by debt issuances, net of discount, of $422.3 million. The financing activity for the nine months ended September 30, 2018 is primarily related to $63.3 million of debt repayments and returns of capital paid to parent of $43.8 million. This was partially offset by an $80.0 million capital contribution from DPL.

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities, debt carrying costs and, for DP&L, dividend payments to DPL. In 2019 and subsequent years, we expect to satisfy these requirements with a combination of cash from operations and funds from debt financing as internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to us to manage working capital requirements during these periods.

At September 30, 2019, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2019
DP&L	Revolving	June 2024	$175.0	$113.9
DPL	Revolving	June 2023	125.0	75.9
			$300.0	$189.8

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At September 30, 2019, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $60.0 million in borrowings, with the remaining $113.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2019 or 2018.

DPL has a revolving credit facility of $125.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and April 17, 2019 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in June 2023. At September 30, 2019, there were six letters of credit in the aggregate amount of $11.1 million outstanding and $38.0 million in borrowings, with the remaining $75.9 million available to DPL. Fees associated with this facility were not material during the nine months ended September 30, 2019 or 2018.

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

DPL is projecting to spend an estimated $657.0 million in capital projects for the period 2019 through 2021, of which $649.0 million is projected to be spent by DP&L. These amounts include expected spending under DP&L's Distribution Modernization Plan filed with the PUCO in December 2018. On January 22, 2019, DP&L filed a request with the PUCO for a two-year extension of its DMR through October 2022, in the proposed amount of $199.0 million for each of the two additional years. The request was made pursuant to the PUCO’s October 20, 2017 ESP order, which approved the DMR and had the option for DP&L to file for a two-year extension. The extension request was set at a level expected to reduce debt obligations at both DP&L and DPL and to position DP&L to make capital expenditures to maintain and modernize its electric grid. To that end, DP&L’s DMP investments are contingent upon the PUCO approving the two-year extension of its DMR.

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

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB(a) / BBB-(b)	A- (c)	Stable	October 2018
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Stable	June 2019
Standard & Poor's Financial Services LLC	BBB- (b)	BBB+ (c)	Negative	October 2019

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB-	BBB	Stable	October 2018
Moody's Investors Service, Inc.	Ba1	Baa2	Stable	June 2019
Standard & Poor's Financial Services LLC	BBB-	BBB-	Negative	October 2019

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

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL has fixed-rate long-term debt. DP&L has both fixed-rate and variable-rate long-term debt. The variable-rate debt is comprised of bank held tax-exempt bonds. The variable-rate bonds bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. As of September 30, 2019, the effect of a 100-basis-point change in interest rates would be approximately $1.2 million for DPL and $1.2 million for DP&L. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

As of September 30, 2019, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2018 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2019.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2019, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting
We periodically review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal controls over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal controls environment. Changes may include such activities as implementing new, more efficient systems, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. During the second quarter of 2019, we implemented a new core enterprise resource planning (ERP) system, which we expect to enhance our system of internal controls over financial reporting. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. We continued to evaluate the design and operating effectiveness of these internal controls during the third quarter of 2019.

Except with respect to the implementation of the ERP, there were no changes in our internal controls over financial reporting that occurred in the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We will continue to monitor the internal control structure over financial reporting to ensure that the design is proper and operating effectively.

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

Our Form 10-K for the fiscal year ended December 31, 2018 and Forms 10-Q for the quarters ended March 31, and June 30, 2019 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K for the fiscal year ended December 31, 2018. As of September 30, 2019, there have been no material changes with respect to the risk factors disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

DPL Inc.
(Registrant)

Date:	November 5, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	November 5, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 5, 2019	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	November 5, 2019	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)