Form 10-K
period 2019-12-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2020-02-28
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

	Large accelerated filer	Accelerated filer	Non- accelerated filer	Smaller reporting company	Emerging growth company
DPL Inc.	☐	☐	☒	☐	☐
The Dayton Power and Light Company	☐	☐	☒	☐	☐

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

At December 31, 2019, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company - Annual Report on Form 10-K
Year Ended December 31, 2019

GLOSSARY OF TERMS

The following select terms, abbreviations or acronyms are used in this Form 10-K:

Term	Definition
2017 ESP	DP&L's ESP - which was approved October 20, 2017 and became effective November 1, 2017. This 2017 ESP was subsequently withdrawn, and DP&L reverted to its ESP 1 rate plan, effective December 18, 2019.
AEP Generation
AEP Generation Resources Inc. - a subsidiary of American Electric Power Company, Inc. (“AEP”). Columbus Southern Power Company merged into the Ohio Power Company, another subsidiary of AEP, effective December 31, 2011. The Ohio Power generating assets (including jointly-owned units) were transferred into AEP Generation.

AES	The AES Corporation - a global power company, the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owns and operates a generation facility from which it makes wholesale sales
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
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

CCR	Coal Combustion Residuals - which consists of bottom ash, fly ash and air pollution
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
CPP	The Clean Power Plan - the USEPA's final carbon dioxide emission rules for existing power plants under Clean Air Act Section 111(d)
CRES	Competitive Retail Electric Service
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
CWA	U.S. Clean Water Act - the congressional act that allows the USEPA’s regulation of water discharges and surface water standards
DIR
Distribution Investment Rider - initially established in the 2017 ESP and authorized in the DRO to recover certain distribution capital investments placed in service beginning October 1, 2015, for the number of years, and subject to increasing annual revenue limits and other terms, as set forth in the DRO. The annual revenue limit for 2019 was $22.0 million.

Distribution Modernization Plan	In December 2018, DP&L filed a comprehensive grid modernization plan
DMR	Distribution Modernization Rider - established in the 2017 ESP as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the 2017 ESP term
DPL	DPL Inc.
DPLER
DPL Energy Resources, Inc. - formerly a wholly-owned subsidiary of DPL which sold competitive electric energy and other energy services. DPLER was sold on January 1, 2016 pursuant to an agreement dated December 28, 2015.

DP&L
The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility which sells, transmits and distributes electricity to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L is wholly-owned by DPL

DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
Dynegy	Dynegy, Inc. - the parent of various subsidiaries that, along with AEP Generation and AES Ohio Generation, formerly co-owned coal-fired EGUs in Ohio
EBIT	Earnings before interest and taxes
EBITDA	Earnings before interest, taxes, depreciation and amortization
EGU	Electric Generating Unit
ELG	Steam Electric Power Effluent Limitations Guidelines - guidelines which cover wastewater discharges from power plants operating as utilities
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a cost-based plan that a utility may file with the PUCO to establish SSO rates pursuant to Ohio law
ESP 1
ESP originally approved by PUCO order dated June 24, 2009. After DP&L withdrew its 2017 ESP Application, the PUCO approved DP&L's request to revert to rates based on its ESP 1 rate plan effective December 19, 2019. DP&L is currently operating under this ESP 1 plan.

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

GHG	Greenhouse gas - air pollutants largely emitted from combustion
kV	Kilovolts, 1,000 volts
kWh	Kilowatt hour
LIBOR	London Inter-Bank Offering Rate
Master Trust	DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans
MATS	Mercury and Air Toxics Standards - the USEPA’s rules for existing and new power plants under Section 112 of the CAA
Merger	The merger of DPL and Dolphin Sub, Inc., a wholly-owned subsidiary of AES. On November 28, 2011, DPL became a wholly-owned subsidiary of AES.
Miami Valley Lighting
Miami Valley Lighting, LLC is a wholly-owned subsidiary of DPL established in 1985 to provide street and outdoor lighting services to customers in the Dayton region. Miami Valley Lighting serves businesses, communities and neighborhoods in West Central Ohio with over 70,000 lighting solutions for more than 190 businesses and 180 local governments.

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law
MTM	Mark to Market
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries
MW	Megawatt
MWh	Megawatt hour
NAAQS	National Ambient Air Quality Standards - the USEPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NAV	Net asset value
NERC
North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid

Non-bypassable	Charges that are assessed to all customers regardless of whom the customer selects as their retail electric generation supplier
NOV	Notice of Violation - an administrative action by EPA or a state agency to address non-compliance with various federal or state anti-pollution laws or regulations
NOX	Nitrogen Oxide - an air pollutant regulated by the NAAQS under the CAA
NPDES	National Pollutant Discharge Elimination System - a permit program for industrial, municipal and other facilities that discharge to surface water
NSR	New Source Review - a preconstruction permitting program regulating new or significantly modified sources of air pollution
OCI	Other Comprehensive Income
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation, an electric generating company in which DP&L has a 4.9% interest
Peaker assets
The generation and related assets for the 586.0 MW Tait combustion turbine and diesel generation facility, the 236.0 MW Montpelier combustion turbine generation facility, the 101.5 MW Yankee combustion turbine generation and solar facility, the 25.0 MW Hutchings combustion turbine generation facility, the 12.0 MW Monument diesel generation facility and the 12.0 MW Sidney diesel generation facility

PJM	PJM Interconnection, LLC, an RTO
PRP
PRP - A Potentially Responsible Party is considered by the USEPA to be potentially responsible for ground contamination and the USEPA will commonly require PRPs to conduct an investigation to determine the source of contamination and to perform the cleanup before using Superfund money

PUCO	Public Utilities Commission of Ohio
RSC	Rate Stabilization Charge - approved as part of DP&L's ESP 1. After the 2017 ESP was withdrawn, the PUCO again continued ESP 1, including the RSC, effective December 18, 2019
RTO	Regional Transmission Organization
SB 221
Ohio Senate Bill 221 is an Ohio electric energy bill that requires all Ohio distribution utilities to file either an ESP or MRO. The law also contains, among other things, annual targets relating to advanced energy portfolio standards, renewable energy, demand reduction and energy efficiency standards.

SEC	Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test - a test used by the PUCO to determine whether a utility's ESP or MRO produces significantly excessive earnings for the utility
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance and other support services to AES’ U.S. SBU businesses
SIP
A State Implementation Plan is a plan for complying with the federal CAA, administered by the USEPA. The SIP consists of narrative, rules, technical documentation and agreements that an individual state will use to clean up polluted areas.

GLOSSARY OF TERMS (cont.)
Term	Definition
SO2	Sulfur Dioxide - an air pollutant regulated by the NAAQS under the CAA
SSO	Standard Service Offer - the retail transmission, distribution and generation services offered by a utility through regulated rates, authorized by the PUCO
TCJA	The Tax Cuts and Jobs Act of 2017 signed on December 22, 2017
U.S.	United States of America
USD	U.S. dollar
USEPA	U. S. Environmental Protection Agency
USF	The Universal Service Fund (USF) is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U. S. Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL

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

▪	changes in tax laws and the effects of our tax strategies;

▪	product development, technology changes and changes in prices of products and technologies;

▪	cyberattacks and information security breaches;

▪	the use of derivative contracts;

▪
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts, or other similar occurrences; and

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

As an electric public utility in Ohio, DP&L provides regulated transmission and distribution services to its customers as well as retail SSO electric service. DP&L's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives; however, our distribution revenues were decoupled from weather and energy efficiency variations from January 1, 2019 through December 18, 2019. In the first quarter of 2020, DP&L filed a petition to continue to accrue the impacts of decoupling for recovery through a future rate proceeding, but it is unknown at this time how the PUCO will rule on that petition. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for further information.

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

GENERATING CAPACITY

DPL, through AES Ohio Generation, owns an undivided interest in Conesville. AES Ohio Generation's share of this EGU's capacity is 129 MW. AES Ohio Generation sells all of its energy and capacity into the wholesale market. AEP, the operator of the co-owned Conesville EGU, has announced that Unit 4 will close by May 2020. During 2019, DPL continued executing on its plan to exit generation by closing on the transfer of its Stuart and Killen EGU's, which were retired in May 2018. For additional information on this event and DPL's other previously owned EGUs, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

DP&L also has a 4.9% interest in OVEC, an electric generating company. OVEC has two electric generating stations located in Cheshire, Ohio and Madison, Indiana with a combined generation capacity of 2,109 MW. DP&L’s share of this generation capacity is 103 MW.

SEGMENTS

DPL manages its business through one reportable operating segment, the Utility segment. See Note 13 – Business Segments of the Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment. DP&L also manages its business through one reportable operating segment, the Utility segment.

EMPLOYEES

DPL and its subsidiaries employed 633 people at January 31, 2020, of which 630 were employed by DP&L. Approximately 59% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2020.

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

SEASONALITY

The power delivery business is seasonal, and weather patterns have a material effect on energy demand. In the region we serve, demand for electricity is generally greater in the summer months associated with cooling and in the winter months associated with heating compared to other times of the year. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were almost entirely eliminated in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. Subject to PUCO decision, DP&L may, in the near future, have authority to create a regulatory asset for the ongoing revenues that would have been charged in the Decoupling Rider going back to December 18, 2019. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

Storm activity can also have an adverse effect on our operating performance. Severe storms often damage transmission and distribution equipment, thereby causing power outages, which increase repair costs. Partially mitigating this impact is DP&L’s ability to timely recover certain O&M repair costs related to severe storms.

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

COMPETITION AND REGULATION

Ohio Retail Rates
ESP 1 establishes DP&L's framework for providing retail service on a going-forward basis including rate structures, non-bypassable charges and other specific rate recovery true-up rider mechanisms. For more information regarding DP&L's ESP, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

On September 26, 2018, the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement of $248.0 million for DP&L's electric service base distribution rates which reflects an increase to distribution revenues of approximately $29.8 million per year. In addition to the increase in base distribution rates, among other matters, the DRO also provided for a return on equity of 9.999% and a cost of long-term debt of 4.8%.

In December 2018, DP&L filed a Distribution Modernization Plan with the PUCO proposing to invest $576.0 million in capital projects over the next 10 years. There are eight principal components of DP&L’s Distribution Modernization Plan: 1) Smart Meters, 2) Self-Healing Grid, 3) Customer Engagement, 4) Enhancing Sustainability and Embracing Innovation. 5) Telecommunications, 6) Physical and Cyber Security, 7) Governance and Analytics and 8) Grid Modernization R&D. This filing is pending before the PUCO.

These initiatives will also allow DP&L to be ready to leverage and integrate Distributed Energy Resources into its grid, including demonstrations of community solar, energy storage, microgrids, as well as electric vehicle charging infrastructure. If approved, DP&L plans to implement a comprehensive grid modernization project that will deliver benefits to customers, society as a whole and to the Company.

Ohio law and the PUCO rules contain targets relating to renewable energy, peak demand reduction and energy efficiency standards. If any targets are not met, compliance penalties will apply unless the PUCO makes certain findings that would excuse performance. DP&L is currently in full compliance with energy efficiency, peak demand reduction and renewable energy targets. DP&L is required to file an energy efficiency portfolio plan to demonstrate how it plans to continue to meet the standards. On June 15, 2017, DP&L filed an energy efficiency portfolio plan for programs in years 2018 through 2020, which was settled and approved by the PUCO on December 20, 2017. DP&L recovers the costs of its compliance with Ohio energy efficiency and renewable energy standards through separate riders which are reviewed and audited by the PUCO.

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

In response to filings made by DP&L and AES Ohio Generation, the FERC approved on May 16, 2017 reactive power rates for the generation facilities that were owned at that time.  In the same order, FERC referred to the FERC’s Office of Enforcement for investigation, an issue regarding DP&L’s reactive power charges under the previously effective rates in light of changes in DP&L’s generation portfolio between cases.   As of the date of this report, DP&L is unable to predict the ultimate outcome of the investigation.  Several other utilities within PJM are also being investigated by FERC’s Office of Enforcement with respect to the same issue of changes in the generation portfolio that occurred in between rate proceedings.

DP&L is also subject to a retrospective SEET threshold whereby it must demonstrate its return on equity is below 12%, excluding DMR revenues. The ultimate outcome of this and the ESP v. MRO and prospective SEET could have a material adverse effect on our results of operations, financial condition and cash flows. See Note 3 –

Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

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

As part of Ohio’s electric deregulation law, all of the state’s investor-owned utilities were required to join an RTO. DP&L is a member of the PJM RTO. The role of the RTO is to administer a competitive wholesale market for electricity and ensure reliability of the transmission grid. PJM ensures the reliability of the high-voltage electric power system serving more than 65 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid, administers the world’s largest competitive wholesale electricity market and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion.

Like other electric utilities and energy marketers, AES Ohio Generation may sell or purchase electric products in the wholesale market. As a co-owner of a generation plant, AES Ohio Generation competes with other generators, power marketers, privately and municipally-owned electric utilities and rural electric cooperatives when selling electricity. Selling this electricity will depend not only on the performance of the generating unit, but also on how the electricity's prices, terms and conditions compare to those of other suppliers.

ENVIRONMENTAL MATTERS

DPL’s and DP&L's facilities and operations are subject to a wide range of federal, state and local environmental laws, rules and regulations. The environmental issues that may affect us include the following. However, as described further below, as a result of DPL’s retirement and sale of various electric generating facilities, including its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations, the planned 2020 retirement of Conesville and our exiting of our generation business, certain of these environmental regulations and laws are now not expected to have a material impact on DPL with respect to these generating stations.

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

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx and other air emissions;

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
We have several pending environmental matters associated with our current and previously-owned and operated coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.
Environmental Matters Related to Air Quality
As a result of DPL’s retirement and subsequent sale of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the planned 2020 retirement of Conesville, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:

•	The CAA and the following regulations

◦	CSAPR and associated updates;

◦	MATS and any associated regulatory or judicial processes;

◦	NAAQS; and

◦	CPP or Affordable Clean Energy (ACE) rule.
Litigation Involving Co-Owned Stations
As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DPL and the other owners of the Stuart generating station were subject to certain specified emission targets related to NOX, SO2 and particulate matter. The consent decree also includes commitments for energy efficiency and renewable energy activities. An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during startups. Given that all of the commitments have been met and with the retirement of the Stuart generating station, DPL and the other owners submitted a request for termination of the consent decree to the U.S. District Court.
Notices of Violation Involving Co-Owned Units
In June 2000, the USEPA issued an NOV to the then DP&L-operated Stuart generating station (co-owned by AES Ohio Generation, Dynegy and AEP Generation) for alleged violations of the CAA. The NOV contained allegations consistent with NOVs and complaints that the USEPA had brought against numerous other coal-fired utilities in the Midwest. The NOV indicated the USEPA may: (1) issue an order requiring compliance with the requirements of the Ohio SIP; or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. Given the retirement and sale of the Stuart generating station and the fact that there has been no action to date, we do not expect any further material developments regarding this NOV.
In January 2015, DP&L received NOVs from the USEPA alleging violations in opacity at the Stuart and Killen generating stations in 2014. On February 15, 2017, the USEPA issued an NOV alleging violations in opacity at the Stuart generation station in 2016. Operations at both Stuart and Killen have ceased. Given the retirement and sale of the Stuart and Killen generating stations and the fact there has been no recent activity, we do not expect any further material developments regarding these NOVs.
Notices of Violation Involving Wholly-Owned Stations
On November 18, 2009, the USEPA issued an NOV to DP&L for alleged NSR violations of the CAA at the Hutchings EGU, which was closed in 2013, relating to capital projects performed in 2001 involving Unit 3 and Unit 6. We do not believe that the two projects described in the NOV were modifications subject to NSR. Given the fact there has been no recent activity, we do not expect any further material developments regarding this NOV.

Environmental Matters Related to Water Quality, Waste Disposal and Ash Ponds
As a result of DPL’s retirement and subsequent sale of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the planned 2020 retirement of Conesville; the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL with respect to these generating stations (although certain other requirements related to water quality, waste disposal and ash ponds are discussed further below):

•	water intake regulations, including those finalized by the USEPA on May 19, 2014;

•	the appeal of the NPDES permit governing the discharge of water from the Stuart Station which was dismissed by the Ohio Environmental Review Appeals Commission on August 8, 2019;

•	revised technology-based regulations governing water discharges from steam electric generating facilities, finalized by the USEPA on November 3, 2015 and commonly referred to as the ELG rules; and

•	Clean Water Act rules for selenium.
Notice of Potential Liability for Third Party Disposal Site
In December 2003, DP&L and other parties received notices that the USEPA considered DP&L and other parties PRPs for the Tremont City Landfill site, located near Dayton, Ohio. On October 16, 2019, DP&L received another notice from the USEPA claiming that DP&L is a PRP for the portion of the site known as the barrel fill. While a review by DP&L of its records indicates that it did not contribute hazardous materials to the site, DP&L is currently unable to predict the outcome of this matter. If DP&L were required to contribute to the clean-up of the site, it could have an adverse effect on our business, financial condition or results of operations.
Regulation of Waste Disposal
In 2002, DP&L and other parties received a special notice that the USEPA considered DP&L to be a PRP for the clean-up of hazardous substances at a third-party landfill known as the South Dayton Dump (“Landfill”). Several of the parties voluntarily accepted some of the responsibility for contamination at the Landfill and, in May 2010, three of those parties, Hobart Corporation, Kelsey-Hayes Company and NCR Corporation (“PRP Group”), filed a civil complaint in Ohio federal court (the “District Court”) against DP&L and numerous other defendants, alleging that the defendants contributed to the contamination at the landfill and were liable for contribution to the PRP group for costs associated with the investigation and remediation of the site.
While DP&L was able to get the initial case dismissed, the PRP Group subsequently, in 2013, entered into an additional Administrative Settlement Agreement and Order on Consent (“ASAOC”) with the USEPA relating to vapor intrusion and again filed suit against DP&L and other defendants. Plaintiffs also added an additional ASAOC they entered into in 2016 pertaining to the investigation and remediation of all hazardous substances present in the Landfill - potentially including undefined areas outside the original dump footprint - to the vapor intrusion trial proceeding. The 2013 vapor intrusion ASAOC settled in early 2020, but the 2016 ASAOC remains to be adjudicated after completion of the remedial investigation feasibility study. While DP&L is unable to predict the outcome of these matters, if DP&L were required to contribute to the clean-up of the site, it could have a material adverse effect on our results of operations, financial condition and cash flows.
Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act ("WIIN Act"), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule which is in process.
It is too early to determine whether the CCR rule or any revisions to or reconsideration of the rule may have a material impact on our business, financial condition or results of operations.
Notice of Violation Involving Co-Owned Units
On September 9, 2011, DP&L received an NOV from the USEPA with respect to its previously co-owned Stuart generating station based on a compliance evaluation inspection conducted by the USEPA and the Ohio EPA in

2009. The notice alleged non-compliance by DP&L with certain provisions of the RCRA, the CWA NPDES permit program and the station’s storm water pollution prevention plan. The notice requested that DP&L respond with the actions it has subsequently taken or plans to take to remedy the USEPA’s findings and ensure that further violations will not occur. Based on its review of the findings, although there can be no assurance, we believe that the notice will not result in a material adverse effect on our results of operations, financial condition and cash flows.

HOW TO CONTACT DPL AND DP&L
DPL is a regional energy company incorporated in 1985 under the laws of Ohio. Our executive offices are located at 1065 Woodman Drive, Dayton, Ohio 45432 - telephone 937-259-7215. DP&L’s public internet site is http://www.dpandl.com. The information on this website is not incorporated by reference into this report.

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

Changes in or reinterpretations of, or the unexpected application of the laws, rules, policies and procedures that set or govern electric rates, permitted rates of return, rate structures, operation of a competitive bid structure to supply retail generation service to SSO customers, reliability initiatives, capital expenditures and investments and the recovery of these and other costs on a full or timely basis through rates, power market prices and the frequency and timing of rate increases, could have a material adverse effect on our results of operations, financial condition and cash flows.

Our increased costs due to renewable energy and energy efficiency requirements may not be fully recoverable in the future.
Ohio law contains annual targets for energy efficiency which began in 2009 and require increasing energy reductions each year compared to a baseline energy usage, up to 22.3% by 2027. Peak demand reduction targets began in 2009 with increases in required percentages each year, up to 7.75% by 2020. The renewable energy standards have increased our costs and are expected to continue to increase (and could materially increase) these costs. DP&L is currently entitled to recover costs associated with its renewable energy compliance costs, as well as its energy efficiency and demand response programs. If, in the future, we are unable to timely or fully recover these costs, it could have a material adverse effect on our results of operations, financial condition and cash flows. In addition, if we were found not to be in compliance with these standards, monetary penalties could apply. These penalties are not permitted to be recovered from customers and significant penalties could have a material adverse effect on our results of operations, financial condition and cash flows. The demand reduction and energy efficiency standards by design result in reduced energy and demand that could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to numerous environmental laws, rules and regulations that require capital expenditures, increase our cost of operations and may expose us to environmental liabilities.
We are subject to various federal, state, regional and local environmental protection and health and safety laws and regulations governing, among other things, the remediation of retired generation and other facilities, storage, handling, use, storage, disposal and transportation of coal combustion residuals and other materials, some of which may be defined as hazardous materials, the emission and discharge of hazardous and other materials into the environment; and the health and safety of our employees. Such laws, rules and regulations can become stricter over time, and we could also become subject to additional environmental laws, rules and regulations and other requirements in the future. Environmental laws, rules and regulations also require us to comply with inspections and obtain and comply with a wide variety of environmental licenses, permits, inspections and other governmental authorizations. These laws, rules and regulations often require a lengthy and complex process of obtaining and renewing licenses, permits and other governmental authorizations from federal, state and local agencies. If we are not able to timely comply with inspections and obtain, maintain or comply with all environmental laws, rules and regulations and all licenses, permits and other government authorizations required to operate our business, then our operations could be prevented, delayed or subject to additional costs. A violation of environmental laws, rules, regulations, licenses, permits or other requirements can result in substantial fines, penalties, other sanctions, permit revocation, facility shutdowns, the imposition of stricter environmental standards and controls or other injunctive measures affecting operating assets. In addition, any actual or alleged violation of these laws, rules or regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations. DP&L has an ownership interest in OVEC, which operates generating stations, and DPL owns an undivided interest in a separate generating station operated by DPL's co-owner of that facility. We generally are responsible for our respective pro rata share of expenditures for complying with environmental laws, rules, regulations, licenses, permits and other requirements at this generating station, but have limited control over the compliance measures taken by the operator. Under certain environmental laws, we could also be held strictly, jointly and severally responsible for costs relating to contamination at our past or present facilities and at third-party waste disposal sites. We could also be held liable for human exposure to such hazardous substances or for other environmental damage.

In particular, we are subject to potentially significant remediation expenses, enforcement initiatives, private-party lawsuits and reputational risk associated with CCR, which consists of bottom ash, fly ash and air pollution control wastes generated at our current coal-fired generation plant sites. CCR currently remains onsite at our Conesville EGU and at OVEC's EGUs, including in CCR ponds. Compliance with the CCR rule, amendments to the federal CCR rule, or other federal, state, or foreign rules or programs addressing CCR may require us to incur substantial costs. In addition, CCR, particularly with respect to its beneficial use and regulation as nonhazardous solid waste, has been the subject of interest from environmental non-governmental organizations and the media. Any of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

From time to time we are subject to enforcement and litigation actions for claims of noncompliance with environmental laws, rules and regulations or other environmental requirements. We cannot assure that we will be successful in defending against any claim of noncompliance. Any actual or alleged violation of these laws, rules, regulations and other requirements may require us to expend significant resources to defend against any such actual or alleged violations and expose us to unexpected costs. Our costs and liabilities relating to environmental matters could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1 - Business - Environmental Matters for a more comprehensive discussion of these and other environmental matters impacting us.

We are reliant upon the performance of a co-owner who operates our remaining co-owned operational EGU.
We co-own an EGU operated by the co-owner. Poor operational performance by our co-owner, misalignment of co-owner's interests with our own or lack of control over costs (such as fuel costs) incurred at this station could have an adverse effect on us. In addition, any sale of this co-owned EGU by the co-owner to a third party could enhance the risk of a misalignment of interests, lack of cost control and other operational failures.

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
Weather conditions significantly affect the demand for electric power and, accordingly, our business is affected by variations in general weather conditions and unusually severe weather. As a result of these factors, our operating revenues and associated operating expenses are not generated evenly by month during the year. We forecast electric sales based on normal weather, which represents a long-term historical average. In addition, severe or unusual weather, such as floods, tornadoes and ice or snowstorms, may cause outages and property damage that may require us to incur additional costs that may not be insured or recoverable from customers. While DP&L is permitted to seek recovery of storm damage costs, if DP&L is unable to fully recover such costs in a timely manner, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Non-market-based RTO-related charges are being recovered from all retail customers through the Transmission Rider. If in the future, however, we are unable to recover all of these costs in a timely manner this could have a material adverse effect on our results of operations, financial condition and cash flows.

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
From time to time we rely on access to the capital and credit markets as a source of liquidity for capital requirements not satisfied by operating cash flows. These capital and credit markets experience volatility and disruption from time to time and the ability of corporations to raise capital can be negatively affected. Disruptions in the capital and credit markets make it harder and more expensive to raise capital. Our ability to raise capital on favorable terms, or at all, can be adversely affected by unfavorable market conditions or declines in our creditworthiness, and we may be unable to access adequate funding to refinance our debt as it becomes due or finance capital expenditures. The extent of any impact will depend on several factors, including our operating cash flows, financial condition and prospects, the overall supply and demand in the credit markets, our credit ratings, credit capacity, the cost of financing, the financial condition, performance and prospects of other companies in our industry or with similar financial circumstances and other general economic and business conditions. It may also depend on the performance of credit counterparties and financial institutions with which we do business. Access to funds under our existing financing arrangements is also dependent on the ability of our counterparties to meet their financing commitments and our satisfying conditions to borrowing. Our inability to obtain financing on reasonable terms, or at all, with creditworthy counterparties could adversely affect our results of operations, financial condition and cash flows. If our available funding is limited or we are forced to fund our operations at a higher cost, these conditions may require us to curtail our business activities and increase our cost of funding, both of which would adversely impact our profitability. See Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements for information regarding indebtedness. See also Item 7A - Quantitative and Qualitative Disclosure about Market Risk for information related to market risks.

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
Our business, results of operations, financial condition and cash flows have been and will continue to be affected by general economic conditions. Slowing economic growth, credit market conditions, fluctuating consumer and business confidence, fluctuating commodity prices and other challenges currently affecting the general economy, have caused and may continue to cause some of our customers to experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing customers may reduce their electricity consumption and may not be able to fulfill their payment obligations to us in a normal, timely fashion. In addition, some existing commercial and industrial customers may discontinue their operations. Sustained downturns, recessions or a sluggish economy generally affect the markets in which we operate and negatively influence our energy operations. A contracting, slow or sluggish economy could reduce the demand for energy in areas in which we are doing business. For example, during economic downturns, our commercial and industrial customers may see a decrease in demand for their products, which in turn may lead to a decrease in the amount of energy they require. Furthermore, projects which may result in potential new customers may be delayed until economic conditions improve. Some of our suppliers, customers, other counterparties and others with whom we transact business experience financial difficulties, which may impact their ability to fulfill their obligations to us or result in their declaring bankruptcy or similar insolvency-type proceedings. For example, our counterparties on forward purchase contracts and financial institutions involved in our credit facility may become unable to fulfill their contractual obligations. We may not be able to enter into replacement agreements on terms as favorable as our existing agreements. Reduced demand for our electric services, failure by our customers to timely remit full payment owed to us and supply delays or unavailability could have a material adverse effect on our results of operations, financial condition and cash flows. In particular, the projected economic growth and total employment in DP&L’s service territory are important to the realization of our forecasts for annual energy sales.

The level of our indebtedness, and the security provided for this indebtedness, could adversely affect our financial flexibility, and a material change in market interest rates could adversely affect our results of operations, financial condition and cash flows.
As of December 31, 2019, the carrying value of DPL's debt was $1,507.1 million and the carrying value of DP&L's debt was $614.4 million. Of DP&L's indebtedness, there was $565.0 million of First Mortgage Bonds and tax-exempt bonds as of December 31, 2019, which are secured by the pledge of substantially all of the assets of DP&L under the terms of DP&L’s First & Refunding Mortgage. DPL's revolving credit facility is also secured by a pledge of common stock that DPL owns in DP&L. This level of indebtedness and related security could have important consequences, including:

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

If DP&L issues additional debt in the future, we will be subject to the terms of such debt agreements and be required to obtain regulatory approvals. To the extent we increase our leverage, the risks described above would also increase. Further, actual cash requirements in the future may be greater than expected. Accordingly, our cash flows from operations may not be sufficient to repay all of the outstanding debt as it becomes due and, in that event, we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to refinance our debt as it becomes due. Additionally, any failure to comply with covenants in the instruments governing our debt could result in an event of default thereunder. For a further discussion of our outstanding debt obligations, see Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Requirements and Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements.

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
Pension costs are based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets, level of employer contributions, the expected life span of pension plan beneficiaries and the discount rate used to determine the present value of future pension obligations. Any of these assumptions could prove to be wrong, resulting in a shortfall of our pension and postemployment benefit plan assets compared to obligations under our pension and postemployment benefit plans. Further, the performance of the capital markets affects the values of the assets that are held in trust to satisfy future obligations under our pension and postemployment benefit plans. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. A decline in the market value of the pension and postemployment benefit plan assets will increase the funding requirements under our pension and postemployment benefit plans if the actual asset returns do not recover these declines in value in the foreseeable future. Future pension funding requirements, and the timing of funding payments, may also be subject to changes in legislation. We are responsible for funding any shortfall of our pension and postemployment benefit plans’ assets compared to obligations under the pension and postemployment benefit plans, and a significant increase in our pension liabilities could materially and adversely impact our results of operations, financial condition and cash flows. We are subject to the Pension Protection Act of 2006, which requires underfunded pension plans to improve their funding ratios within prescribed intervals based on the level of their underfunding. As a result, our required contributions to these plans, at times, have increased and may increase in the future. In addition, our pension and postemployment benefit plan liabilities are sensitive to changes in interest rates. When interest rates decrease, the discounted liabilities increase benefit expense and funding requirements. Further, changes in demographics, including increased numbers of retirements or changes in life expectancy assumptions, may also increase the funding requirements for the obligations related to the pension and other postemployment benefit plans. Declines in market values and increased funding requirements could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We are subject to litigation, regulatory proceedings, administrative proceedings, audits, settlements, investigations and claims from time to time that require us to expend significant funds to address. There can be no assurance that the outcome of these matters will not have a material adverse effect on our business, results of operations, financial condition and cash flows. Asbestos and other regulated substances are, and may continue to be, present at our facilities, and we have been named as a defendant in asbestos litigation. The continued presence of asbestos and other regulated substances at these facilities could result in additional litigation being brought against us, which could have a material adverse effect on our results of operations, financial condition and cash flows. See Item 1 - Business - Competition and Regulation, Item 1 - Business - Environmental Matters, and Item 3 - Legal Proceedings for a summary of significant regulatory matters and legal proceedings involving us.

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
We are subject to collective bargaining agreements with employees who are members of a union. Over half of our employees are represented by a collective bargaining agreement. While we believe that we maintain a satisfactory relationship with our employees, it is possible that labor disruptions affecting some or all of our operations could occur during the period of the collective bargaining agreement or at the expiration of the collective bargaining agreement before a new agreement is negotiated. Work stoppages by, or poor relations or ineffective negotiations with, our employees or other workforce issues could have a material adverse effect on our results of operations, financial condition and cash flows.

Potential security breaches (including cybersecurity breaches) and terrorism risks could adversely affect our businesses.
We operate in a highly regulated industry that requires the continued operation of sophisticated systems and network infrastructure at our generation stations, fuel storage facilities and transmission and distribution facilities. We also use various financial, accounting and other systems in our businesses. These systems and facilities are vulnerable to unauthorized access due to hacking, viruses, other cybersecurity attacks and other causes. In particular, given the importance of energy and the electric grid, there is the possibility that our systems and facilities could be targets of terrorism or acts of war. We have implemented measures to help prevent unauthorized access to our systems and facilities, including network and system monitoring, identification and deployment of secure technologies and certain other measures to comply with mandatory regulatory reliability standards. Pursuant to NERC requirements, we have a robust cybersecurity plan in place and are subject to regular audits by an independent auditor approved by the NERC. We routinely test our systems and facilities against these regulatory requirements in order to measure compliance, assess potential security risks and identify areas for improvement. In addition, we provide cybersecurity training for our employees and perform exercises designed to raise employee awareness of cyber risks on a regular basis. To date, cyber-attacks on our business and operations have not had a material impact on our operations or financial results. Despite these efforts, if our systems or facilities were to be breached or disabled, we may be unable to recover them in a timely manner to fulfill critical business functions, including the supply of electric services to our customers, and we could experience decreases in revenues and increases in costs that could have a material adverse effect on our results of operations, financial condition and cash flows.

In the course of our business, we also store and use customer, employee and other personal information and other confidential and sensitive information, including personally identifiable information and personal financial information. If our or our third-party vendors’ systems were to be breached or disabled, sensitive and confidential information and other data could be compromised, which could result in negative publicity, remediation costs and potential litigation, damages, consent orders, injunctions, fines and other relief.

To help mitigate these risks, we maintain insurance coverage against some, but not all, potential losses, including coverage for illegal acts against us. However, insurance may not be adequate to protect us against all costs and liabilities associated with these risks.

DPL is a holding company and parent of DP&L and other subsidiaries. DPL’s cash flow is dependent on the cash flows of DP&L and its other subsidiaries and their ability to pay cash to DPL.
DPL is a holding company with no material assets other than the ownership of its subsidiaries, and accordingly all cash is generated by the activities of its subsidiaries, principally DP&L. As such, DPL’s cash flow is largely dependent on the cash flows of DP&L and its ability to pay cash to DPL. The impact of the recent ESP and other regulatory proceedings on DP&L's revenues adversely affects DPL's ability to satisfy the financial covenants in its secured revolving credit facility. In addition, there are a number of other rate proceedings pending or anticipated that we cannot predict the outcome of, which could adversely affect DPL's ability to satisfy these covenants. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for descriptions of DP&L's ESP and other regulatory proceedings and Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements for information regarding indebtedness and our financial covenants related to indebtedness. In addition, DP&L is regulated by the PUCO, which possesses broad oversight powers to ensure that the needs of utility customers are being met. The PUCO could impose additional restrictions on the ability of DP&L to distribute, loan or advance cash to DPL pursuant to these broad powers. A significant limitation on DP&L’s ability to pay dividends or loan or advance funds to DPL could have a material adverse effect on DPL’s results of operations, financial condition and cash flows.

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

Item 3 – Legal Proceedings

DPL and DP&L are involved in certain claims, suits and legal proceedings in the normal course of business. DPL and DP&L have accrued for litigation and claims where it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. DPL and DP&L believe, based upon information they currently possess and considering established reserves for estimated liabilities and insurance coverage, that the ultimate outcome of these proceedings and actions is unlikely to have a material adverse effect on their financial statements. It is reasonably possible, however, that some matters could be decided unfavorably and could require DPL or DP&L to pay damages or make expenditures in amounts that could be material but cannot be estimated as of December 31, 2019.

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

Dividends and return of capital
During the years ended December 31, 2019, 2018 and 2017, DPL paid no dividends to AES. DP&L declares and pays dividends on its common shares to its parent DPL from time to time as declared by the DP&L board. Return of capital payments and dividends on common shares in the amounts of $95.0 million, $43.8 million and $39.0 million were declared and paid in the years ended December 31, 2019, 2018 and 2017, respectively.

DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2019, DPL’s leverage ratio was at 1.32 to 1.00 and DPL’s senior long-term debt rating from a major credit rating agency was below investment grade. As a result, as of December 31, 2019, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L's 2017 ESP contained restrictions on dividend or tax sharing payments from DPL to AES. See Note 10 – Equity for more information and Note 8 – Income Taxes for more information about the tax sharing payment restrictions.

Item 6 – Selected Financial Data
The following table presents our selected financial data which should be read in conjunction with DPL's audited Consolidated Financial Statements and the related Notes thereto, DP&L's audited Financial Statements and the related Notes thereto and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. The “Results of Operations” discussion in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses significant fluctuations in operating data. DPL’s common stock is wholly-owned by an indirect subsidiary of AES and therefore DPL does not report earnings or dividends on a per-share basis. Other information that management believes is important in understanding trends in our business is also included in this table. The total electric sales and Statements of Operations Data for DPL for 2015 and the Balance Sheet Data for DPL for 2015 - 2016 are not comparable to the total electric sales and Statements of Operations Data for 2016 - 2019 and the Balance Sheet Data for 2017 - 2019, respectively, as these periods have not been adjusted to reflect the reclassification of the generation business, excluding Conesville, as a discontinued operation. The total electric sales and Balance Sheet Data for DP&L for 2015 are not comparable to the total electric sales and Balance Sheet Data for 2016 - 2019, respectively, as these periods have not been adjusted to reflect the Generation Separation and its reclassification as a discontinued operation.

DPL
	Years ended December 31,
$ in millions except per share amounts or as indicated	2019	2018	2017	2016	2015
Total electric sales (millions of kWh)	15,108	15,728	14,679	15,406	20,756
Statements of Operations Data
Revenues	$763.3	$775.9	$743.9	$834.2	$1,612.8
Goodwill impairment	$—	$—	$—	$—	$317.0
Fixed-asset impairment (a)	$3.5	$2.8	$—	$23.9	$—
Operating income / (loss)	$147.5	$135.5	$105.2	$119.0	$(109.9)
Income / (loss) from continuing operations	$45.9	$31.2	$(1.5)	$14.8	$(251.4)
Income / (loss) from discontinued operations, net of tax	$59.5	$38.9	$(93.1)	$(500.0)	$12.4
Net income / (loss)	$105.4	$70.1	$(94.6)	$(485.2)	$(239.0)
Capital expenditures	$168.1	$103.6	$121.5	$148.5	$137.2

Balance Sheet Data (end of period):
Total assets	$1,935.8	$1,883.1	$2,049.2	$2,419.2	$3,324.7
Long-term debt (b)	$1,223.3	$1,372.3	$1,700.2	$1,828.7	$1,420.5
Redeemable preferred stock of subsidiary	$—	$—	$—	$—	$18.4
Total common shareholder's deficit	$(371.9)	$(471.7)	$(584.3)	$(587.6)	$(80.6)

(a)	Fixed-asset impairments of $175.8 million and $835.2 million in 2017 and 2016, respectively, have been reclassified to discontinued operations.

(b)	Excluded from this line are the current maturities of long-term debt.

DP&L
	Years ended December 31,
$ in millions except per share amounts or as indicated	2019	2018	2017	2016	2015
Total electric sales (millions of kWh)	14,628	15,194	14,401	15,008	26,394
Statements of Operations Data
Revenues	$735.4	$738.7	$720.0	$808.0	$857.0
Operating income	$150.7	$135.1	$122.1	$169.0	$222.2
Income from continuing operations	$124.9	$86.7	$57.4	$97.6	$130.0
Loss from discontinued operations, net of tax (a)	$—	$—	$(40.4)	$(870.3)	$(23.6)
Net income / (loss) attributable to common stock	$124.9	$86.7	$17.0	$(773.4)	$105.5
Capital expenditures	$167.1	$93.1	$101.7	$128.3	$127.0

Balance Sheet Data (end of period):
Total assets	$1,883.2	$1,819.6	$1,695.9	$2,035.1	$3,359.6
Long-term debt (b)	$434.6	$581.5	$642.0	$731.5	$313.6
Redeemable preferred stock	$—	$—	$—	$—	$22.9
Total common shareholder's equity	$473.4	$445.3	$330.7	$362.3	$1,212.7

Number of shareholders - preferred stock	—	—	—	—	180

(a)	Fixed-asset impairments of $66.3 million and $1,353.5 million in 2017 and 2016, respectively, have been reclassified to discontinued operations.

(b)	Excluded from this line are the current maturities of long-term debt.

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

OVERVIEW OF 2019 RESULTS AND STRATEGIC PERFORMANCE

The most important matters on which we focus in evaluating our financial condition and operating performance and allocating our resources include: (i) recurring factors which have significant impacts on operating performance such as: regulatory action, environmental matters, weather and weather-related damage in our service area, customer growth, and the local economy; (ii) our progress on performance improvement and growth strategies designed to maintain high standards in several operating areas (including safety, customer satisfaction, operations, financial and enterprise-wide performance, talent management/people, capital allocation/sustainability and corporate social responsibility) simultaneously; and (iii) our short-term and long-term financial and operating strategies. For a discussion of how we are impacted by regulation and environmental matters, please see Note 2, “Regulatory Matters” to the Financial Statements and “Environmental Matters” in “Item 1. Business.”

Operational Excellence

Our objective is to optimize DP&L’s performance in the U.S. utility industry by focusing on the following areas: safety, operations (reliability and customer satisfaction), financial and enterprise-wide performance (efficiency and cost savings, talent management/people, capital allocation/sustainability and corporate social responsibility). We set and measure these objectives carefully, balancing them in a way and to a degree necessary to ensure a sustainable high level of performance in these areas simultaneously as compared to our peers. We monitor our performance in these areas, and where practical and meaningful, compare performance in some areas to peer utilities. Because some of our financial and enterprise-wide performance measures are company-specific performance goals, they are not benchmarked.

Our safety performance is measured by both leading and lagging metrics. Our leading safety metrics track safety observations, safety meeting engagement and the reporting of non-injury near misses. Our lagging safety metrics track lost workday cases, severity rate, and recordable incidents. We are committed to excellence in safety and have implemented various programs to increase safety awareness and improve work practices.

DP&L measures delivery reliability by Customer Average Interruption Duration Index ("CAIDI"), System Average Interruption Duration Index ("SAIDI") and System Average Interruption Frequency Index ("SAIFI") and benchmarks the reliability metrics against other utilities at both the state and national levels. We measure customer satisfaction using Research America Utilities Market Research - Consumer Insight. Monitoring performance in the areas such as competitive rates, operational reliability and customer service supports our ongoing work to deliver reliable service to our customers.

EXECUTIVE SUMMARY

The following review of results of operations compares the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018. For discussion of results of operations for the year ended December 31, 2017, see Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

DPL

Compared with the prior year, DPL's results for the year ended December 31, 2019 reflects a decrease in income from continuing operations before income tax of $7.8 million, or 24%, primarily due to factors including, but not limited to:

$ in millions	2019 vs. 2018
Decrease due to a higher loss on early extinguishment of debt in 2019, primarily due to the make-whole premium on the partial prepayment of the 7.25% Senior Notes due 2021	$(38.4)
Decrease due to the deferral of revenue to adjust for the impacts of the TCJA	(14.0)
Decrease due to higher taxes other than income	(4.7)
Impact of the distribution rate order, including higher distribution rates, the DIR, and the Decoupling Rider, partially offset by changes to DP&L's ESP	22.4
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	11.7
Lower interest expense due to debt payments made in 2017 and 2018	15.8
Other	(0.6)
Net change in income from continuing operations before income tax	$(7.8)

DP&L

Compared with the prior year, DP&L's results for the year ended December 31, 2019 reflects an increase in income from continuing operations before income tax of $19.9 million, or 19%, primarily due to factors including, but not limited to:

$ in millions	2019 vs. 2018
Impact of the distribution rate order, including higher distribution rates, the DIR, and the Decoupling Rider, partially offset by changes to DP&L's ESP	$22.4
Increase due to the loss on transfer of the Beckjord facility in the first quarter of 2018	12.4
Decrease due to the deferral of revenue to adjust for the impacts of the TCJA	(14.0)
Decrease due to higher taxes other than income	(4.6)
Other	3.7
Net change in income from continuing operations before income tax	$19.9

RESULTS OF OPERATIONS – DPL

DPL’s results of operations include the results of its subsidiaries, including the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate specific discussion of the results of operations for DP&L is presented elsewhere in this report.

Statement of Operations Highlights – DPL

	Years ended December 31,
$ in millions	2019	2018	2017
Revenues:
Retail	$667.3	$656.9	$641.5
Wholesale	30.3	52.0	31.9
RTO ancillary	43.7	43.2	47.4
Capacity revenues	11.5	14.4	12.1
Miscellaneous revenues	10.5	9.4	11.0
Total revenues	763.3	775.9	743.9

Operating costs and expenses:
Net fuel cost	16.0	17.5	9.0
Purchased power:
Purchased power	227.9	244.9	231.4
RTO charges	24.0	57.8	57.5
RTO capacity charges	1.1	2.3	2.1
Net purchased power cost	253.0	305.0	291.0
Operation and maintenance	191.4	156.8	186.1
Depreciation and amortization	72.7	73.1	76.1
Taxes other than income taxes	78.2	73.5	77.1
Fixed-asset impairment	3.5	2.8	—
Loss / (gain) on asset disposal	1.0	—	(0.6)
Loss on disposal of business	—	11.7	—
Total operating costs and expenses	615.8	640.4	638.7

Operating income	147.5	135.5	105.2

Other expense, net:
Interest expense	(82.2)	(98.0)	(110.0)
Loss on early extinguishment of debt	(44.9)	(6.5)	(3.3)
Other income	3.7	0.9	1.6
Other expense, net	(123.4)	(103.6)	(111.7)

Income / (loss) from continuing operations before income tax (a)	$24.1	$31.9	$(6.5)

(a)
For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of consolidated results of operations compares the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018. For discussion around results of operations for the year ended December 31, 2017, see Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the Decoupling Rider (effective January 1, 2019 through December 18, 2019), weather had a minimal impact on our 2019 net operating results. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements for additional information.

Additionally, factors affecting DPL's wholesale sales volume include wholesale market prices; retail demand throughout the entire wholesale market area; unit availability to sell into the wholesale market; and weather conditions.

Degree-days

	Years ended December 31,
	2019	2018
Heating degree-days (a)	5,057	5,547
Cooling degree-days (a)	1,409	1,341

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

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DPL
	Years ended December 31,
	2019	2018
Retail electric sales (b)	14,049	14,439
Wholesale electric sales (c)	1,059	1,289
Total electric sales	15,108	15,728

Billed electric customers (end of period)	525,801	525,166

(a)	Electric sales are presented in millions of kWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 3,913 million kWh and 3,977 million kWh for the years ended December 31, 2019 and 2018, respectively.

(c)	Included within DPL wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC and the generation output of Conesville.

During the year ended December 31, 2019, Revenues decreased $12.6 million to $763.3 million from $775.9 million in the same period of the prior year. This decrease was a result of:

$ in millions	2019 vs. 2018
Retail
Rate
Increase in Energy Efficiency and USF Revenue Rate Riders	$39.9
Increase in base distribution rates due to the DRO	18.8
Increase due to the DIR, which was effective with the DRO (a)	16.5
Increase due to the Decoupling Rider, which was effective with the DRO and designed to eliminate the impacts of weather and demand from certain customer classes (a)	9.4
Decrease in the TCRR due to lower transmission costs and the impact of DP&L passing back the benefits of the PJM Transmission Enhancement Settlement to customers	(32.8)
Decrease due to the deferral of revenue to adjust for the impacts of the TCJA	(14.0)
Decrease due to energy efficiency lost revenues recorded in the prior year	(13.6)
Other	(1.3)
Net change in retail rate	22.9

Volume
Decrease in volume primarily due to demand in the current year driven by a decrease in heating degree-days of 490, partially offset by an increase in cooling degree-days of 68 (excludes the decoupling impact in 2019, which is included in rates above) (a)	(15.2)

Other miscellaneous	2.7
Total retail change	10.4

Wholesale
Decrease due to lower wholesale prices and lower volumes, primarily due to a 9% decrease in internal generation at Conesville and no longer serving the load of other parties through their competitive bid process	(21.7)

RTO ancillary and capacity revenues
Decrease primarily due to lower capacity prices	(2.4)

Other
Miscellaneous revenues	1.1

Net change in Revenues	$(12.6)

(a)
The PUCO order approving the ESP 1 rate plan on December 18, 2019 included the removal of the DIR and Decoupling Rider. For more information, see Part II, Item 8, Note 3 – Regulatory Matters in the Notes to DPL's Consolidated Financial Statements.

DPL – Net Purchased Power
During the year ended December 31, 2019, Net Purchased Power decreased $52.0 million compared to the prior year. This decrease was a result of:

$ in millions	2019 vs. 2018
Net purchased power
Purchased power
Rate
Increase due to pricing in the competitive bid process	$1.4
Volume
Decrease primarily due to lower retail load served due to milder weather and lower purchases as DP&L stopped purchasing power to serve the load of other parties through their competitive bid process after May of 2018	(18.4)
Total purchased power change	(17.0)
RTO charges
Decrease due to lower transmission and congestion charges, including a decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the Transmission Rider	(33.8)

RTO capacity charges	(1.2)

Net change in purchased power	$(52.0)

DPL - Operation and Maintenance
During the year ended December 31, 2019, Operation and Maintenance expense increased $34.6 million compared to the prior year. This increase was a result of:

$ in millions	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$26.7
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	12.7
Decrease due to prior year write-off of previously deferred rate case costs no longer deemed probable for recovery	(5.3)
Other, net	0.5
Net change in Operations and Maintenance expense	$34.6

(a)	There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DPL – Taxes Other Than Income Taxes
During the year ended December 31, 2019, Taxes other than income taxes increased $4.7 million compared to the prior year. The increase was primarily the result of a favorable adjustment recorded in the second quarter of 2018 related to 2017 Ohio property taxes to reflect actual payments made in 2018.

DPL – Fixed-asset Impairment
During the years ended December 31, 2019 and 2018, DPL recorded impairments of fixed assets of $3.5 million and $2.8 million, respectively, for Conesville, as it was determined that additional amounts capitalized for AROs in 2019 and 2018, respectively, were not recoverable.

DPL – Loss on Disposal of Business
During the year ended December 31, 2018, DPL recorded a loss on disposal of business of $11.7 million due to the loss on the transfer of business interests in the Beckjord facility.

DPL – Interest Expense
During the year ended December 31, 2019, Interest expense decreased $15.8 million compared to the prior year. The decrease was primarily the result of the reduction and refinancing of debt at DPL and DP&L in 2018 and 2019.

DPL – Loss on Early Extinguishment of Debt
During the year ended December 31, 2019, Loss on early extinguishment of debt increased $38.4 million, compared to the prior year. The increase was primarily due to the make-whole premium payment of $41.4 million related to the $400.0 million partial redemption of the $780.0 million 7.25% Notes due 2021 in the second quarter of 2019, partially offset by the make-whole premium payment of $5.1 million related to the $101.0 million partial redemption of the 6.75% Senior Notes due 2019 in the second quarter of 2018.

DPL – Income Tax Expense From Continuing Operations
Income tax expense of $0.7 million in 2018 changed to Income tax benefit of $21.8 million in 2019. The change of $22.5 million was primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers.

DPL – Discontinued Operations
During the years ended December 31, 2019 and 2018, DPL recorded income from discontinued operations (net of tax) of $59.5 million and $38.9 million, respectively. This income relates to the generation components of Miami Fort, Zimmer, Stuart, Killen and the Peaker assets, which were disposed of by sale in recent years. See Part II, Item 8, Note 15 – Discontinued Operations in the Notes to DPL's Consolidated Financial Statements for further discussion.

RESULTS OF OPERATIONS BY SEGMENT – DPL

DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements. As such, AES Ohio Generation only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the threshold to be a separate reportable operating segment. Because of this, DPL manages its business through only one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The Utility segment is discussed further below:

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 526,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and the Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL’s long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are presented as discontinued operations. The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Note 13 – Business Segments of Notes to DPL's Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Years ended December 31,
$ in millions	2019	2018	2017
Utility	$124.3	$104.4	$88.5
Other	(100.2)	(72.5)	(95.0)
Income / (loss) from continuing operations before income tax	$24.1	$31.9	$(6.5)

Statement of Operations Highlights - DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of DP&L, which are included in Part II - Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (Statement of Operations Highlights - DP&L) of this Form 10-K.

RESULTS OF OPERATIONS – DP&L

Statement of Operations Highlights – DP&L

	Years ended December 31,
$ in millions	2019	2018	2017
Revenues:
Retail	$667.3	$657.9	$642.6
Wholesale	17.2	29.9	23.6
RTO ancillary	43.5	43.1	47.2
Capacity revenues	6.2	7.8	6.6
Miscellaneous revenues	1.2	—	—
Total revenues	735.4	738.7	720.0

Operating costs and expenses:
Net fuel cost	2.5	2.4	0.5
Purchased power:
Purchased power	227.6	243.5	230.6
RTO charges	23.0	55.6	57.2
RTO capacity charges	—	2.2	2.0
Net purchased power cost	250.6	301.3	289.8
Operation and maintenance	183.0	139.7	156.5
Depreciation and amortization	70.8	74.5	75.3
Taxes other than income taxes	77.7	73.1	76.3
Loss / (gain) on asset disposal	0.1	0.2	(0.5)
Loss on disposal of business (Note 15)	—	12.4	—
Total operating costs and expenses	584.7	603.6	597.9

Operating income	150.7	135.1	122.1

Other expense, net:
Interest expense	(26.0)	(27.3)	(30.5)
Loss on early extinguishment of debt	—	(0.6)	(1.1)
Other expense	(0.4)	(2.8)	(2.0)
Other expense, net	(26.4)	(30.7)	(33.6)

Income from continuing operations before income tax (a)	$124.3	$104.4	$88.5

(a)
For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

The following review of results of operations compares the results for the year ended December 31, 2019 to the results for the year ended December 31, 2018. For discussion around results of operations for the year ended December 31, 2017, see Item 7.-Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2018 Annual Report on Form 10-K, filed with the SEC on February 26, 2019.

DP&L – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the Decoupling Rider (effective January 1, 2019 through December 18, 2019), weather had a minimal impact on our 2019 net operating results.

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	DP&L
	Years ended December 31,
	2019	2018
Retail electric sales (b)	14,049	14,439
Wholesale electric sales (c)	579	755
Total electric sales	14,628	15,194

Billed electric customers (end of period)	525,801	525,166

(a)	Electric sales are presented in millions of kWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 3,913 million kWh and 3,977 million kWh for the years ended December 31, 2019 and 2018, respectively.

(c)	Included within wholesale electric sales is DP&L's 4.9% share of the generation output of OVEC.

During the year ended December 31, 2019, Revenues decreased $3.3 million to $735.4 million from $738.7 million in the same period of the prior year. This decrease was a result of:

$ in millions	2019 vs. 2018
Retail
Rate
Increase in Energy Efficiency and USF Revenue Rate Riders	$39.9
Increase in base distribution rates due to the DRO	18.8
Increase due to the DIR, which was effective with the DRO (a)	16.5
Increase due to the Decoupling Rider, which was effective with the DRO and designed to eliminate the impacts of weather and demand from certain customer classes (a)	9.4
Decrease in the TCRR due to lower transmission costs and the impact of DP&L passing back the benefits of the PJM Transmission Enhancement Settlement to customers	(32.8)
Decrease due to the deferral of revenue to adjust for the impacts of the TCJA	(14.0)
Decrease due to energy efficiency lost revenues recorded in the prior year	(13.6)
Other	(1.3)
Net change in retail rate	22.9

Volume
Decrease in volume primarily due to demand in the current year driven by a decrease in heating degree-days of 490, partially offset by an increase in cooling degree-days of 68 (excludes the decoupling impact in 2019, which is included in rates above) (a)	(15.2)

Other miscellaneous	1.7
Total retail change	9.4

Wholesale
Decrease due to lower wholesale prices and lower volumes, primarily due to no longer serving the load of other parties through their competitive bid process	(12.7)

RTO ancillary and capacity revenues
Decrease primarily due to lower capacity prices	(1.2)

Other
Miscellaneous revenues	1.2

Net change in Revenues	$(3.3)

(a)
The PUCO order approving the ESP 1 rate plan on December 18, 2019 included the removal of the DIR and Decoupling Rider. For more information, see Part II, Item 8, Note 3 – Regulatory Matters in the Notes to DP&L's Financial Statements.

DP&L – Net Purchased Power
During the year ended December 31, 2019, Net Purchased Power decreased $50.7 million compared to the prior year. This decrease was a result of:

$ in millions	2019 vs. 2018
Net purchased power
Purchased power
Rate
Increase due to pricing in the competitive bid process	$2.4
Volume
Decrease primarily due to lower retail load served due to milder weather and lower purchases as DP&L stopped purchasing power to serve the load of other parties through their competitive bid process after May of 2018	(18.3)
Total purchased power change	(15.9)
RTO charges
Decrease due to lower transmission and congestion charges, including a decrease due to benefits of the PJM Transmission Enhancement Settlement. RTO charges are incurred by DP&L as a member of PJM and primarily include transmission charges within our network, which are incurred and charged to customers in the Transmission Rider	(32.6)

RTO capacity charges	(2.2)

Net change in purchased power	$(50.7)

DP&L - Operation and Maintenance
During the year ended December 31, 2019, Operation and Maintenance expense increased $43.3 million compared to the prior year. This increase was a result of:

$ in millions	2019 vs. 2018
Increase in alternative energy and energy efficiency programs (a)	$26.7
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF Revenue Rate Rider (a)	12.7
Increase in costs charged from the Service Company for services provided	6.3
Decrease due to prior year write-off of previously deferred rate case costs	(5.3)
Other, net	2.9
Net change in Operations and Maintenance expense	$43.3

(a)	There is corresponding revenue associated with these program costs resulting in minimal impact to Net income.

DP&L – Depreciation and Amortization
During the year ended December 31, 2019, Depreciation and amortization expense decreased $3.7 million compared to the prior year. The decrease was primarily due to lower software amortization in 2019.

DP&L – Taxes Other Than Income Taxes
During the year ended December 31, 2019, General taxes increased $4.6 million compared to the prior year. The increase was primarily the result of a favorable adjustment made in 2018 for 2017 Ohio property taxes to reflect actual payments.

DP&L – Loss on Disposal of Business
During the year ended December 31, 2018, DP&L recorded a loss on disposal of business of $12.4 million due to the loss on the transfer of business interests in the Beckjord facility.

DP&L – Interest Expense
During the year ended December 31, 2019, Interest expense decreased $1.3 million compared to the prior year. The decrease was primarily the result of debt repayments at DP&L in 2019 and 2018.

DP&L – Income Tax Expense
During the year ended December 31, 2019, Income tax expense of $17.7 million in 2018 changed to Income tax benefit of $0.6 million in 2019 primarily due to the impact of the September 26, 2019 PUCO order, which finalized the amount of excess deferred tax balances allocable to DP&L’s utility customers. This change was partially offset by higher pre-tax income in the current year compared to the prior year.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the Decoupling Rider effective January 1, 2019, our financial results were not driven by retail demand and weather but were impacted by customer growth within our service territory. However, the Decoupling Rider was removed with the withdrawal of the 2017 ESP and approved ESP 1 rates. and weather may impact future results. See further discussion on these changes in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	regulatory outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulations;

•	timely recovery of transmission and distribution expenditures; and

•	exiting the remaining generation asset currently co-owned by AES Ohio Generation.

Operational
As part of our announced plan to exit our generation businesses, we retired the Stuart and Killen EGUs in May 2018, and closed on the transfer of these facilities to a third party in December 2019. In addition, we closed on a sale of our Peaker assets in March 2018. In October 2018, AEP, the operator of the co-owned Conesville EGU, announced that Unit 4 would close by May 2020. For additional information on these events and DPL's coal-fired facilities, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements.

Macroeconomic and Political

United States Tax Law Reform

Federal Taxes - In December 2017, the United States enacted the TCJA. The legislation significantly revised the U.S. corporate income tax system by, among other things, lowering the corporate income tax rate, introducing new limitations on interest expense deductions in 2018. These changes impacted our 2018 and 2019 effective tax rates and will materially impact our effective tax rate in future periods. Our interpretation of the TCJA may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. Such changes may be material.
State Taxes - The local taxing authorities in Ohio have largely conformed to the TCJA.

Reference Rate Reform
In July 2017, the U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. We maintain financial instruments that use LIBOR as an interest rate benchmark and have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.
Regulatory Environment
For a comprehensive discussion of the market structure and regulation of DPL and DP&L, see Part I, Item 1 - Business – Competition and Regulation.

On November 21, 2019, the PUCO issued an order modifying DP&L's Electric Security Plan ("ESP") by removing the DMR. On December 18, 2019, the PUCO partially approved DP&L's subsequent request to revert to the prior ESP 1 rates and maintain several other riders that were previously in effect; however, certain of those riders were disallowed. In the first quarter of 2020, DP&L filed a petition seeking authority to record regulatory assets to accrue revenues that would have otherwise been collected under the ESP through the Decoupling Rider. The outcome of this petition is pending.

For more information regarding DP&L's ESP, see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Cash, cash equivalents and restricted cash for DPL and DP&L was $47.0 million and $21.3 million, respectively, at December 31, 2019. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,378.1 million and $582.5 million, respectively, at December 31, 2019.

Approximately $140.2 million of DPL's long-term debt and $140.2 million of DP&L's long-term debt matures within the next twelve months, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material.

We depend on timely and continued access to capital markets to manage our liquidity needs. The inability to raise capital on favorable terms, to refinance existing indebtedness or to fund operations and other commitments during times of political or economic uncertainty could have material adverse effects on our financial condition and results of operations. In addition, changes in the timing of tariff increases or delays in the regulatory determinations as well as unfavorable regulatory outcomes could have a material adverse effect on our results of operations, financial condition and cash flows.

DP&L must first seek approval from the PUCO to issue new stocks, bonds, notes and other evidences of indebtedness. Annually, DP&L must receive authority to issue and assume liability on short-term debt, not to exceed 12 months. DP&L received an order from the PUCO granting authority through December 31, 2020 to, among other things, issue up to $300.0 million in aggregate principal amount of short-term indebtedness. DP&L must also receive authority to issue and assume liability on long-term debt, in excess of 12 months. DP&L last received approval in 2019 to, among other things, issue up to $425.0 million in aggregate principal amount of long-term indebtedness for a term not to exceed 40 years. DP&L also has restrictions on the amount of new debt that may be issued due to contractual obligations of AES and by financial covenant restrictions under existing debt obligations. DP&L does not believe such restrictions will be a limiting factor in our ability to issue debt in the ordinary course of prudent business operations.

CASH FLOWS
DPL’s financial condition, liquidity and capital requirements include the consolidated results of its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation.

Cash Flow Analysis - DPL:

DPL	Years ended December 31,
$ in millions	2019	2018	2017
Net cash provided by operating activities	$180.3	$205.9	$131.7
Net cash provided by / (used in) investing activities	(222.6)	129.9	(39.3)
Net cash used in financing activities	(22.4)	(250.5)	(149.6)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	1.5	27.5

Net increase / (decrease) in cash, cash equivalents and restricted cash	(64.7)	86.8	(29.7)
Balance at beginning of year	111.7	24.9	54.6
Cash, cash equivalents and restricted cash at end of year	$47.0	$111.7	$24.9

Fiscal year 2019 versus 2018:

DPL – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income / (loss)	$105.4	$70.1	$35.3
Depreciation and amortization	58.7	55.7	3.0
Impairment expenses	3.5	2.8	0.7
Loss on early extinguishment of debt	44.9	6.5	38.4
Other adjustments to Net income / (loss)	(4.0)	2.2	(6.2)
Net income / (loss), adjusted for non-cash items	208.5	137.3	71.2
Net change in operating assets and liabilities	(28.2)	68.6	(96.8)
Net cash provided by operating activities	$180.3	$205.9	$(25.6)

The net change in operating assets and liabilities for the year ended December 31, 2019 compared to the year ended December 31, 2018 was driven by the following:

$ in millions	$ change
Decrease from accrued taxes primarily due to a current year income tax benefit and prior year income tax expense	$(58.6)
Decrease from accounts receivable primarily due to lower collections following the sale or closure of plants in 2018	(35.5)
Decrease from inventory primarily due a significant decrease in inventory balances in 2018 due to the closure of the Stuart and Killen plants	(19.0)
Decrease from other non-current liabilities primarily due to the settlement of the Joint Owners' Agreement with the co-owners of Stuart and Killen in the current year	(14.1)
Increase from accounts payable primarily due to timing of payments	26.0
Other	4.4
Net change in cash from changes in operating assets and liabilities	$(96.8)

DPL – Net cash from investing activities
During the year ended December 31, 2019, net cash used in investing activities was $(222.6) million compared to net cash provided by investing activities of $129.9 million for the year ended December 31, 2018. This $352.5 million decrease primarily relates to a $234.9 million decrease in proceeds from the sale of DPL's Peaker Assets in 2018. Additionally, payments on disposal of business increased $36.5 million in 2019 primarily due to payments on the transfer of the retired Stuart and Killen generating facilities. Lastly, capital expenditures increased $64.5 million from the prior year mainly due to significant storm restoration costs and increased spending on transmission projects.

DPL – Net cash from financing activities
During the year ended December 31, 2019, net cash used in financing activities was $(22.4) million compared to net cash used in financing activities of $(250.5) million for the year ended December 31, 2018. This $228.1 million decrease in cash used primarily relates to $154.0 million increase in net draws on revolving credit facilities. Additionally, net repayments on long-term debt, including early payment premiums, decreased $84.2 million.

Cash Flow Analysis - DP&L:

DP&L	Years ended December 31,
$ in millions	2019	2018	2017
Net cash provided by operating activities	$199.9	$195.8	$135.4
Net cash used in investing activities	(170.6)	(96.9)	(89.5)
Net cash used in financing activities	(74.2)	(38.3)	(68.9)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	—	27.0

Net increase / (decrease) in cash, cash equivalents and restricted cash	(44.9)	60.6	4.0
Balance at beginning of year	66.2	5.6	1.6
Cash, cash equivalents and restricted cash at end of year	$21.3	$66.2	$5.6

Fiscal year 2019 versus 2018:

DP&L – Net cash from operating activities

	For the years ended December 31,		$ change
$ in millions	2019	2018	2019 vs. 2018
Net income	$124.9	$86.7	$38.2
Depreciation and amortization	74.5	77.6	(3.1)
Other adjustments to Net income	(9.7)	28.9	(38.6)
Net income, adjusted for non-cash items	189.7	193.2	(3.5)
Net change in operating assets and liabilities	10.2	2.6	7.6
Net cash provided by operating activities	$199.9	$195.8	$4.1

Net operating assets and liabilities for the year ended December 31, 2019 did not change significantly compared to the year ended December 31, 2018.

DP&L – Net cash from investing activities
During the year ended December 31, 2019, net cash used in investing activities was $(170.6) million compared to net cash used in investing activities of $(96.9) million for the year ended December 31, 2018. This $73.7 million increase in cash used primarily relates to an increase in capital expenditures of $74.0 million, which was driven by significant storm restoration costs and increased spending on transmission projects in 2019, and proceeds of $10.6 million related to the transmission asset swap with Duke and AEP in 2018. These were partially offset by the payment on the disposal of Beckjord of $14.5 million in 2018.

DP&L – Net cash from financing activities
During the year ended December 31, 2019, net cash used in financing activities was $(74.2) million compared to net cash used in financing activities of $(38.3) million during the year ended December 31, 2018. This $35.9 million increase in cash used primarily relates to an $80.0 million capital contribution from DPL in 2018 and a $51.2 million increase in returns of capital paid to DPL in 2019. These items were partially offset by a $50.7 million decrease in net repayments on long-term debt, including early payment premiums, and a $50.0 million increase in net draws on revolving credit facilities in 2019.

Liquidity
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and dividend payments. For 2020 and subsequent years, we expect to satisfy these requirements with cash from operations, funds from debt financing and/or equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods.

At December 31, 2019, DPL and DP&L have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of December 31, 2019
DPL	Revolving	June 2023	$125.0	$11.3

DP&L	Revolving	June 2024	175.0	133.9

			$300.0	$145.2

DPL has a revolving credit facility of $125.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and April 17, 2019 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in June 2023. At December 31, 2019, there were five letters of credit in the aggregate amount of $9.7 million outstanding under this facility and $104.0 million drawn under this facility, with the remaining $11.3 million available to DPL. Fees associated with this facility were not material during the years ended December 31, 2019, 2018 or 2017.

DP&L's revolving credit facility has a commitment of $175.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires June 2024. At December 31, 2019, DP&L had $40.0 million drawn under this facility and had one letter of credit in the amount of $1.1 million outstanding, with the remaining $133.9 million available to DP&L. Fees associated with this facility were not material during the years ended December 31, 2019, 2018 or 2017.

Capital Requirements

Construction Additions

	Actual			Projected
$ in millions	2017	2018	2019	2020	2021	2022
DPL	$108	$84	$161	$210	$211	$200

DP&L	$83	$82	$159	$206	$209	$198

Capital projects are subject to continuing review and are revised in light of changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental laws, rules and regulations, among other factors.

DPL is projecting to spend an estimated $621.0 million in capital projects for the period 2020 through 2022, which includes an estimated $613.0 million for DP&L. DP&L's projection includes expected spending under DP&L's Distribution Modernization Plan filed with the PUCO in December 2018 as well as new transmission projects. See Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements for more information.

DP&L is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation (RF), one of the six NERC regions, of which DP&L is a member. DP&L anticipates spending approximately $73.0 million within the next five years to reinforce its transmission system to comply with mandatory NERC and FERC Form 715 planning requirements. These anticipated costs are included in the overall capital projections above.

Debt Covenants
For information regarding our long-term debt covenants, see Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements.

Debt Ratings
The following table outlines the debt ratings and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BBB-(a) / BB+(b)	BBB+ (c)	Negative	December 2019
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Negative	December 2019
Standard & Poor's Financial Services LLC	BB (b)	BBB (c)	Negative	November 2019

(a)	Rating relates to DPL’s senior secured debt.

(b)	Rating relates to DPL's senior unsecured debt.

(c)	Rating relates to DP&L’s senior secured debt.

Credit Ratings
The following table outlines the credit ratings (issuer/corporate rating) and outlook for each company, along with the effective or affirmed dates of each rating and outlook for DPL and DP&L.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB+	BBB-	Negative	December 2019
Moody's Investors Service, Inc.	Ba1	Baa2	Negative	December 2019
Standard & Poor's Financial Services LLC	BB	BB	Negative	November 2019

If the rating agencies reduce our debt or credit ratings, our borrowing costs may increase, our potential pool of investors and funding resources may be reduced and we may be required to post additional collateral under certain contracts. These events may have an adverse effect on our results of operations, financial condition and cash flows. In addition, any such reduction in our debt or credit ratings may adversely affect the trading price of our outstanding debt securities. Non-investment grade companies may experience higher costs to issue new securities.

Off-Balance Sheet Arrangements

DPL – Guarantees
In the normal course of business, DPL enters into various agreements with its wholly-owned subsidiary, AES Ohio Generation, providing financial or performance assurance to third parties. These agreements are entered into primarily to support or enhance the creditworthiness otherwise attributed to the subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish this subsidiary's intended commercial purposes. During the year ended December 31, 2019, DPL did not incur any losses related to the guarantees of these obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

At December 31, 2019, DPL had $21.0 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of AES Ohio Generation to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. There were no outstanding balances for commercial transactions covered by these guarantees at December 31, 2019 or December 31, 2018.

DP&L owns a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2019, DP&L could be responsible for the repayment of 4.9%, or $66.4 million, of a $1,354.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. This would only happen if this electric generation company defaulted on its debt payments. At December 31, 2019, we have no knowledge of such a default.

Commercial Commitments and Contractual Obligations
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2019, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DPL:
Long-term debt	$1,378.1	$140.2	$380.4	$0.4	$857.1
Interest payments	741.7	64.9	94.4	72.4	510.0
Pension and postretirement payments	259.5	27.6	54.0	52.7	125.2
Electricity purchase commitments	173.2	115.8	57.4	—	—
Purchase orders and other contractual obligations	52.8	45.0	7.8	—	—
Total contractual obligations	$2,605.3	$393.5	$594.0	$125.5	$1,492.3

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
DP&L:
Long-term debt	$582.5	$140.2	$0.4	$0.4	$441.5
Interest payments	515.1	18.7	35.0	35.0	426.4
Pension and postretirement payments	259.5	27.6	54.0	52.7	125.2
Electricity purchase commitments	173.2	115.8	57.4	—	—
Purchase orders and other contractual obligations	52.5	44.7	7.8	—	—
Total contractual obligations	$1,582.8	$347.0	$154.6	$88.1	$993.1

Long-term debt:
DPL’s Long-term debt at December 31, 2019 consists of DPL’s unsecured notes and Capital Trust II securities, along with DP&L’s First Mortgage Bonds, tax-exempt First Mortgage Bonds and the Wright-Patterson Air Force Base (WPAFB) note. These long-term debt amounts include current maturities but exclude unamortized debt discounts, premiums and fair value adjustments.

DP&L’s Long-term debt at December 31, 2019 consists of its First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. These long-term debt amounts include current maturities but exclude unamortized debt discounts.

See Note 7 – Long-term debt of the Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of the Notes to DP&L's Financial Statements.

Interest payments:
Interest payments are associated with the long-term debt described above. The interest payments relating to variable-rate debt are projected using the interest rates in effect at December 31, 2019.

Pension and postretirement payments:
At December 31, 2019, DPL, through its principal subsidiary DP&L, had estimated future benefit payments as outlined in Note 9 – Benefit Plans of Notes to DPL's Consolidated Financial Statements and Note 9 – Benefit Plans of Notes to DP&L's Financial Statements. These estimated future benefit payments are projected through 2029. This amount also includes postretirement benefit costs.

Electricity purchase commitments:
DPL enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2019, DPL and DP&L had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include regulatory liabilities (see Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements) or contingencies (see Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DPL's Consolidated Financial Statements and Note 11 – Contractual Obligations, Commercial Commitments and Contingencies of Notes to DP&L's Financial Statements). See Note 12 – Related Party Transactions of Notes to DPL's Consolidated Financial Statements and Note 12 – Related Party Transactions of Notes to DP&L's Financial Statements for additional information on charges between related parties and amounts due to or from related parties.

Reserve for uncertain tax positions:
Due to the uncertainty regarding the timing of future cash outflows associated with our unrecognized tax benefits of $3.5 million at December 31, 2019, we are unable to make a reliable estimate of the periods of cash settlement with the respective tax authorities and have not included such amounts in the contractual obligations table above.

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

Revenue Recognition (including Unbilled Revenue)
Revenue is primarily earned from retail and wholesale electricity sales and electricity transmission and distribution delivery services. Revenue is recognized upon transfer of control of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. Revenue is recorded net of any taxes assessed on and collected from customers, which are remitted to the governmental authorities. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is accrued. In making our estimates of unbilled revenue, we use complex models that consider various factors including daily generation volumes; known amounts of energy usage by nearly all residential, small commercial and industrial customers; estimated line losses; and estimated customer rates based on prior period billings. Given the use of these models, and that customers are billed on a monthly cycle, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The effect on 2019 revenues and ending unbilled revenues of a one percentage point change in estimated line losses for the month of December 2019 is immaterial. An allowance for potential credit losses is maintained and amounts are written off when normal collection efforts have been exhausted.

Income Taxes
We are subject to federal and state income taxes. Our income tax provision requires significant judgment and is based on calculations and assumptions that are subject to examination by the U.S. Internal Revenue Service and other tax authorities. We regularly assess the potential outcome of tax examinations when determining the adequacy of our income tax provisions by considering the technical merits of the filing position, case law and results of previous tax examinations. Accounting guidance for uncertainty in income taxes prescribes a more-likely-than-not recognition threshold and measurement requirements for financial statement reporting of our income tax positions. Tax reserves have been established which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves. While we believe that the amount of the tax reserves is reasonable, it is possible that the ultimate outcome of current or future examinations may be materially different than the reserve amounts.

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective income tax bases. We establish a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

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

Interest rate risk
We use long-term debt as a significant source of capital in our business, which exposes us to interest rate risk. We do not enter into market risk sensitive instruments for trading purposes. We manage our exposure to interest rate risk through the use of fixed-rate debt and by refinancing existing long-term debt at times when it is deemed economic and prudent. DPL and DP&L have both fixed-rate and variable rate long-term debt. On November 21, 2016, the DP&L $200.0 million variable-rate First Mortgage Bonds were hedged with floating for fixed interest rate swaps, reducing interest rate risk exposure for the term of the bonds. On January 1, 2018 the interest rate on these bonds was adjusted and as a result the bonds are no longer fully hedged and are treated as variable. In 2018, we redeemed $60.0 million of these bonds, resulting in a combined notional amount of $140.0 million as of December 31, 2019 and 2018. In regard to our fixed rate debt, the interest rate risk with respect to long-term debt primarily relates to the potential impact a change in interest rates has on the fair value of our fixed-rate debt and not on our financial condition or results of operations. Our interest rate risk on our fixed-rate debt is associated with refinancing activity. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions. See Note 7 – Long-term debt of Notes to DPL's Consolidated Financial Statements and Note 7 – Long-term debt of Notes to DP&L's Financial Statements.

At December 31, 2019, our variable rate debt consisted of $104.0 million under DPL's revolving credit facility, $40.0 million under DP&L's revolving credit facility and $140.0 million under DP&L's tax-exempt first mortgage bonds. At December 31, 2019, a 100-basis point change in the applicable rates on our variable-rate debt would result in an approximately $2.8 million change in DPL's interest expense and an approximately $1.8 million change in DP&L's interest expense.

Principal payments and interest rate detail by contractual maturity date
The principal amount of DPL’s long-term debt was $1,378.1 million at December 31, 2019, consisting of DPL’s unsecured notes, secured term loan, Capital Trust II securities along with DP&L’s First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. All of DPL’s existing debt was adjusted to fair value at the Merger date according to FASB Accounting Standards Codification No. 805, “Business Combinations”. The fair value of this debt at December 31, 2019 was $1,404.0 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DPL’s debt obligations that are sensitive to interest rate changes:

DPL	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2020	2021	2022	2023	2024	Thereafter	2019	2019
Long-term debt
Variable-rate debt	$140.0	$—	$—	$—	$—	$—	$140.0	$140.0

Average interest rate	4.2%	—%	—%	—%	—%	—%

Fixed-rate debt	$0.2	$380.2	$0.2	$0.2	$0.2	$857.1	1,238.1	1,264.0

Average interest rate	2.4%	7.2%	4.2%	4.2%	4.2%	4.3%

Total							$1,378.1	$1,404.0
The principal amount of DP&L’s long-term debt was $582.5 million at December 31, 2019, consisting of its First Mortgage Bonds, tax-exempt First Mortgage Bonds and the WPAFB note. The fair value of this debt at December 31, 2019 was $600.5 million, based on current market prices or discounted cash flows using current rates for similar issues with similar terms and remaining maturities. The following table provides information about DP&L’s debt obligations that are sensitive to interest rate changes. The DP&L debt was not revalued using push-down accounting as a result of the Merger.

DP&L	Years ending December 31,						Principal amount at December 31,	Fair value at December 31,
$ in millions	2020	2021	2022	2023	2024	Thereafter	2019	2019
Long-term debt
Variable-rate debt	$140.0	$—	$—	$—	$—	$—	$140.0	$140.0

Average interest rate	2.4%	—%	—%	—%	—%	—%

Fixed-rate debt	$0.2	$0.2	$0.2	$0.2	$0.2	$441.5	442.5	460.5

Average interest rate	4.2%	4.2%	4.2%	4.2%	4.2%	4.0%

Total							$582.5	$600.5

Equity price risk
At December 31, 2019, approximately 40% of the defined benefit pension plan assets were comprised of investments in equity securities and 60% related to investments in fixed income securities, cash and cash equivalents and alternative investments. The equity securities are carried at their market value of approximately $142.9 million at December 31, 2019. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $14.3 million reduction in fair value at December 31, 2019 and approximately a $2.0 million increase to the 2020 pension expense.

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

FINANCIAL STATEMENTS

DPL INC.

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of DPL Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of DPL Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income / (loss), cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2011.

Indianapolis, Indiana
February 27, 2020

DPL INC.
Consolidated Statements of Operations
	Years ended December 31,
$ in millions	2019	2018	2017
Revenues	$763.3	$775.9	$743.9

Operating costs and expenses
Net fuel cost	16.0	17.5	9.0
Net purchased power cost	253.0	305.0	291.0
Operation and maintenance	191.4	156.8	186.1
Depreciation and amortization	72.7	73.1	76.1
Taxes other than income taxes	78.2	73.5	77.1
Fixed-asset impairment (Note 17)	3.5	2.8	—
Loss / (gain) on asset disposal	1.0	—	(0.6)
Loss on disposal of business (Note 16)	—	11.7	—
Total operating costs and expenses	615.8	640.4	638.7

Operating income	147.5	135.5	105.2

Other income / (expense), net
Interest expense	(82.2)	(98.0)	(110.0)
Loss on early extinguishment of debt	(44.9)	(6.5)	(3.3)
Other income	3.7	0.9	1.6
Other expense, net	(123.4)	(103.6)	(111.7)

Income / (loss) from continuing operations before income tax	24.1	31.9	(6.5)

Income tax expense / (benefit) from continuing operations	(21.8)	0.7	(5.0)

Net income / (loss) from continuing operations	45.9	31.2	(1.5)

Discontinued operations (Note 15)
Income / (loss) from discontinued operations before income tax	55.0	70.5	(127.4)
Gain / (loss) from disposal of discontinued operations	20.1	(1.6)	14.0
Income tax expense / (benefit) from discontinued operations	15.6	30.0	(20.3)
Net income / (loss) from discontinued operations	59.5	38.9	(93.1)

Net income / (loss)	$105.4	$70.1	$(94.6)
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Comprehensive Income / (Loss)
	Years ended December 31,
$ in millions	2019	2018	2017
Net income / (loss)	$105.4	$70.1	$(94.6)
Equity securities activity:
Change in fair value of equity securities, net of income tax expense of $0.0, $0.0 and ($0.2) for each respective period	—	—	0.5
Reclassification to earnings, net of income tax expense of $0.0 for each respective period	—	—	(0.1)
Net change in fair value of equity securities	—	—	0.4
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $0.1, $0.1 and ($5.3) for each respective period	(1.0)	(0.1)	9.6
Reclassification to earnings, net of income tax expense of $0.1, $0.4 and $0.3 for each respective period	(1.1)	(0.8)	(0.7)
Reclassification of earnings related to discontinued operations, net of income tax expense / (benefit) of ($0.4), ($1.2) and $4.1 for each respective period	(0.4)	3.2	(7.3)
Net change in fair value of derivatives	(2.5)	2.3	1.6
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.6 and $0.4 for each respective period	(0.1)	(2.2)	(0.7)
Net gain / (loss) for the period, net of income tax benefit / (expense) of $0.8, ($0.5) and $1.1 for each respective period	(3.4)	1.7	(1.8)
Reclassification to earnings, net of income tax benefit of $0.0, ($0.2) and ($0.5) for each respective period	0.2	0.6	1.0
Net change in unfunded pension and postretirement obligations	(3.3)	0.1	(1.5)

Other comprehensive income / (loss)	(5.8)	2.4	0.5

Net comprehensive income / (loss)	$99.6	$72.5	$(94.1)
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Balance Sheets
$ in millions	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$36.5	$90.5
Restricted cash	10.5	21.2
Accounts receivable, net (Note 2)	68.6	90.5
Inventories (Note 2)	14.1	10.7
Taxes applicable to subsequent years	77.8	72.6
Regulatory assets, current (Note 3)	19.7	41.1
Taxes receivable	23.6	—
Prepayments and other current assets	7.6	12.9
Current assets of discontinued operations and held-for-sale businesses (Note 15)	17.7	8.7
Total current assets	276.1	348.2

Property, plant and equipment:
Property, plant & equipment	1,701.9	1,615.6
Less: Accumulated depreciation and amortization	(362.6)	(310.8)
	1,339.3	1,304.8
Construction work in process	106.3	32.2
Total net property, plant & equipment	1,445.6	1,337.0
Other non-current assets:
Regulatory assets, non-current (Note 3)	173.8	152.6
Intangible assets, net of amortization	19.4	18.4
Other non-current assets	20.9	21.6
Non-current assets of discontinued operations and held-for-sale businesses (Note 15)	—	5.3
Total other non-current assets	214.1	197.9

Total assets	$1,935.8	$1,883.1

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 7)	$283.8	$103.6
Accounts payable	74.4	58.1
Accrued taxes	79.6	76.7
Accrued interest	11.4	14.3
Customer deposits	20.7	21.3
Regulatory liabilities, current (Note 3)	27.9	34.9
Accrued and other current liabilities	21.2	22.0
Current liabilities of discontinued operations and held-for-sale businesses (Note 15)	6.9	12.2
Total current liabilities	525.9	343.1
Non-current liabilities:
Long-term debt (Note 7)	1,223.3	1,372.3
Deferred income taxes (Note 8)	127.2	116.1
Taxes payable	81.4	76.1
Regulatory liabilities, non-current (Note 3)	243.6	278.3
Accrued pension and other post-retirement benefits (Note 9)	79.9	82.3
Other non-current liabilities	20.2	17.4
Non-current liabilities of discontinued operations and held-for-sale businesses (Note 15)	6.2	69.2
Total non-current liabilities	1,781.8	2,011.7

Commitments and contingencies (Note 11)

Common shareholder's deficit:
Common stock:
1,500 shares authorized; 1 share issued and outstanding
at December 31, 2019 and 2018	—	—
Other paid-in capital	2,370.7	2,370.5
Accumulated other comprehensive income / (loss)	(3.6)	2.2
Accumulated deficit	(2,739.0)	(2,844.4)
Total common shareholder's deficit:	(371.9)	(471.7)

Total liabilities and shareholder's equity	$1,935.8	$1,883.1
See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Cash Flows
	Years ended December 31,
$ in millions	2019	2018	2017
Cash flows from operating activities:
Net income / (loss)	$105.4	$70.1	$(94.6)
Adjustments to reconcile Net income / (loss) to Net cash from operating activities
Depreciation and amortization	53.1	50.2	106.9
Amortization of deferred financing costs	5.6	5.5	3.6
Deferred income taxes	15.2	(9.1)	(22.2)
Loss on early extinguishment of debt	44.9	6.5	3.3
Fixed-asset impairment	3.5	2.8	175.8
Loss / (gain) on disposal and sale of business, net	(20.1)	13.3	(14.0)
Loss / (gain) on asset disposal, net	0.9	(2.0)	16.1
Changes in certain assets and liabilities:
Accounts receivable, net	10.2	45.7	18.1
Inventories	(4.2)	14.8	7.7
Taxes applicable to subsequent years	(2.8)	0.1	2.3
Deferred regulatory costs, net	(2.2)	(9.2)	(23.7)
Accounts payable	9.7	(16.3)	(36.3)
Accrued taxes payable / receivable	(21.2)	37.4	(3.7)
Accrued interest	(2.9)	(2.1)	(1.3)
Accrued pension and other post-retirement benefits	(8.8)	(3.4)	4.7
Insurance and claims costs	—	1.1	(2.4)
Other non-current liabilities	(14.6)	(0.5)	(4.8)
Other	8.6	1.0	(3.8)
Net cash provided by operating activities	180.3	205.9	131.7
Cash flows from investing activities:
Capital expenditures	(168.1)	(103.6)	(121.5)
Proceeds from disposal and sale of business	—	234.9	70.1
Payments on disposal and sale of business	(51.0)	(14.5)	—
Proceeds from sale of property	—	10.6	0.1
Insurance proceeds	—	3.0	12.3
Other investing activities, net	(3.5)	(0.5)	(0.3)
Net cash provided by / (used in) investing activities	(222.6)	129.9	(39.3)
Cash flows from financing activities:
Payments of deferred financing costs	(9.9)	—	—
Retirement of debt	(978.0)	(240.5)	(159.5)
Issuance of long-term debt, net of discount	821.7	—	—
Borrowings from revolving credit facilities	204.0	30.0	102.5
Repayment of borrowings from revolving credit facilities	(60.0)	(40.0)	(92.5)
Other financing activities, net	(0.2)	—	(0.1)
Net cash used in financing activities	(22.4)	(250.5)	(149.6)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	1.5	27.5
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	(64.7)	86.8	(29.7)
Balance at beginning of year	111.7	24.9	54.6
Cash, cash equivalents and restricted cash at end of year	$47.0	$111.7	$24.9
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$80.8	$93.7	$105.2
Income taxes (refunded) / paid, net	$1.8	$(1.4)	$—
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.9	$10.4	$12.9
Non-cash proceeds from sale of business	$—	$4.1	$—
Non-cash capital contribution (Note 10)	$—	$40.0	$97.1

See Notes to Consolidated Financial Statements.

DPL INC.
Consolidated Statements of Shareholder's Deficit
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Year ended December 31, 2017
Beginning balance	1	$—	$2,233.0	$0.3	$(2,820.9)	$(587.6)
Net comprehensive loss				0.5	(94.6)	(94.1)
Capital contributions (b)			97.1			97.1
Other			0.3			0.3
Ending balance	1	—	2,330.4	0.8	(2,915.5)	(584.3)
Year ended December 31, 2018
Net comprehensive income				2.4	70.1	72.5
Capital contributions (b)			40.0			40.0
Other (c)			0.1	(1.0)	1.0	0.1
Ending balance	1	—	2,370.5	2.2	(2,844.4)	(471.7)
Year ended December 31, 2019
Net comprehensive income				(5.8)	105.4	99.6
Other			0.2			0.2
Ending balance	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)

(a)	1,500 shares authorized.

(b)	Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricted tax sharing payments to AES during the term of the ESP. See Note 8 – Income Taxes.

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
For the years ended December 31, 2019, 2018 and 2017

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

DP&L, DPL's wholly-owned subsidiary, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 526,000 customers located in West Central Ohio. DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L sources all of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities, excluding the Beckjord Facility and Hutchings EGU, were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market.

DPL’s other primary subsidiaries include MVIC and AES Ohio Generation. MVIC is our captive insurance company that provides insurance services to DPL and our subsidiaries. AES Ohio Generation owns an undivided interest in Conesville. AES Ohio Generation sells all of its energy and capacity into the wholesale market. DPL's subsidiaries are wholly-owned.

On December 8, 2017, AES Ohio Generation completed the sale of the Miami Fort and Zimmer stations to subsidiaries of Dynegy in accordance with an asset purchase agreement dated April 21, 2017. In addition, on March 27, 2018, DPL and AES Ohio Generation completed the sale of their Peaker assets to Kimura Power, LLC. Further, on May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned. On December 20, 2019, DPL and AES Ohio Generation, together with AES Ohio Generation's joint owners in the retired Stuart and Killen generating facilities, completed the transfer of the retired generating facilities, including the associated environmental liabilities, to an unaffiliated third-party purchaser. See Note 15 – Discontinued Operations for additional information.

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

DPL and its subsidiaries employed 633 people at January 31, 2020, of which 630 were employed by DP&L. Approximately 59% of all DPL employees are under a collective bargaining agreement that expires on October 31, 2020.

Financial Statement Presentation
We prepare Consolidated Financial Statements for DPL. DPL’s Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II which is not consolidated, consistent with the provisions of GAAP.

AES Ohio Generation's undivided ownership interest in a coal-fired generating station is included in the financial statements at amortized cost, net of subsequent impairments. Operating revenues and expenses are included on a pro rata basis in the corresponding lines in the Consolidated Statement of Operations.

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

Use of Management Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the revenues and expenses of the periods reported. Actual results could differ from these estimates. Significant items subject to such estimates and judgments include: the carrying value of Property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The nature of the restriction includes an agreement related to cash collected under the DMR, which is restricted to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.

The following table summarizes cash, cash equivalents and restricted cash amounts reported on the Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Consolidated Statements of Cash Flows:

$ in millions	December 31, 2019	December 31, 2018
Cash and cash equivalents	$36.5	$90.5
Restricted cash	10.5	21.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$47.0	$111.7

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

Property, Plant and Equipment
We record our ownership share of our undivided interest in our jointly-held station as an asset in property, plant and equipment. We record our ownership share of our undivided interest in jointly-owned transmission and distribution property as an asset in property, plant and equipment. New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $3.2 million, $0.5 million and $1.7 million in the years ended December 31, 2019, 2018 and 2017, respectively.

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

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DPL’s generation, transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 4.0% in 2019, 4.3% in 2018 and 5.0% in 2017 (including property classified in non-current assets of discontinued operations and held-for-sale businesses in 2017). Depreciation expense was $68.1 million, $66.5 million and $70.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Software is amortized over seven years. Amortization expense was $4.6 million, $6.6 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated amortization expense of this internal-

use software over the next five years is $15.3 million ($4.6 million in 2020, $4.6 million in 2021, $4.6 million in 2022 and $1.5 million in 2023).

Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other non-current assets on the Consolidated Balance Sheets.

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We use interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income / (loss), a component of shareholder’s deficit. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and our subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. Insurance and claims costs associated with MVIC include estimated liabilities of approximately $4.5 million and $4.1 million at December 31, 2019 and 2018, respectively, within Accrued and other current liabilities on the DPL Consolidated Balance Sheets. DPL has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $3.3 million and $4.3 million at December 31, 2019 and 2018, respectively, within Accrued and other current liabilities and Other non-current liabilities on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DPL are actuarially determined using certain assumptions. There is uncertainty associated with these loss estimates, and actual results may differ from the estimates. Modification of these loss estimates based on experience and changed circumstances is reflected in the period in which the estimate is re-evaluated.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Consolidated Statements of Operations. The amounts for the years ended December 31, 2019, 2018 and 2017, were $50.1 million, $51.7 million and $49.4 million, respectively.

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

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

See Note 9 – Benefit Plans for more information.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective income tax bases. We establish an allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our tax positions are evaluated under a more likely than not recognition threshold and measurement analysis before they are recognized for financial statement reporting. Uncertain tax positions have been classified as noncurrent income tax liabilities unless expected to be paid within one year. Our policy for interest and penalties is to recognize interest and penalties as a component of the provision for income taxes in the Consolidated Statement of Operations.

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 3 – Regulatory Matters for additional information.

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

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. In 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as an unconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounts to $0.2 million and $0.2 million at December 31, 2019 and 2018, respectively, is included within Other noncurrent assets on the consolidated balance sheets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2019 and 2018, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Long-term debt for additional information.

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

New accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Adopted
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.
Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.
		January 1, 2019.	The adoption of this standard had no material effect on our consolidated financial statements.
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
		January 1, 2019.	The adoption of this standard had no material effect on our consolidated financial statements.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20 Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019.	The adoption of this standard had no material effect on our consolidated financial statements.

Adoption of FASC Topic 842, "Leases"
On January 1, 2019, we adopted FASC 842 Leases and its subsequent corresponding updates (“FASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases on the balance sheet and recognize expenses in a manner similar to the prior accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates previous real estate-specific provisions.

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
New Accounting Standards Issued but Not Yet Effective
2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

Transition Method: various
		January 1, 2021. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our consolidated financial statements.
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASUs below.	January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the consolidated financial statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that unrealized losses due to credit-related factors will be recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement. There are various transition methods available upon adoption.

We are currently evaluating the impact of adopting the standard on our consolidated financial statements. We expect that the new current expected credit loss model will primarily impact the calculation of expected credit losses on $69.0 million in gross trade accounts receivable. We do not expect a material impact to result from the application of CECL on our trade accounts receivable.

Note 2 – Supplemental Financial Information

	December 31,
$ in millions	2019	2018
Accounts receivable, net
Customer receivables	$46.3	$55.8
Unbilled revenue	19.4	16.8
Amounts due from affiliates	0.3	—
Due from PJM transmission enhancement settlement (a)	1.8	16.5
Other	1.2	2.3
Provisions for uncollectible accounts	(0.4)	(0.9)
Total accounts receivable, net	$68.6	$90.5

Inventories, at average cost
Fuel and limestone	$3.5	$1.9
Materials and supplies	10.6	8.3
Other	—	0.5
Total inventories, at average cost	$14.1	$10.7

(a)	See Note 3 – Regulatory Matters for more information.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2019, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Consolidated Statements of Operations	Years ended December 31,
$ in millions		2019	2018	2017
Gains and losses on equity securities (Note 5):
	Other deductions	$—	$—	$(0.1)
	Income tax expense	—	—	—
	Net of income taxes	—	—	(0.1)

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(1.2)	(1.2)	(1.0)
	Income tax expense	0.1	0.4	0.3
	Net of income taxes	(1.1)	(0.8)	(0.7)

	Loss / (gain) from discontinued operations	—	4.4	(11.4)
	Tax expense / (benefit) from discontinued operations	(0.4)	(1.2)	4.1
	Net of income taxes	(0.4)	3.2	(7.3)

Amortization of defined benefit pension items (Note 9):
	Other expense	0.2	0.8	1.5
	Income tax benefit	—	(0.2)	(0.5)
	Net of income taxes	0.2	0.6	1.0

Total reclassifications for the period, net of income taxes		$(1.3)	$3.0	$(7.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2019 and 2018 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at December 31, 2017	$1.0	$14.7	$(14.9)	$0.8

Other comprehensive loss before reclassifications	—	(0.1)	(0.5)	(0.6)
Amounts reclassified from accumulated other comprehensive income to earnings	—	2.4	0.6	3.0
Net current period other comprehensive income	—	2.3	0.1	2.4

Amounts reclassified from accumulated other comprehensive income to accumulated deficit (a)	(1.0)	—	—	(1.0)

Balance at December 31, 2018	—	17.0	(14.8)	2.2

Other comprehensive loss before reclassifications	—	(1.0)	(3.5)	(4.5)
Amounts reclassified from accumulated other comprehensive income / (loss) to earnings	—	(1.5)	0.2	(1.3)
Net current period other comprehensive loss	—	(2.5)	(3.3)	(5.8)

Balance at December 31, 2019	$—	$14.5	$(18.1)	$(3.6)

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

Note 3 – Regulatory Matters

Distribution Rate Order
On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement for DP&L's electric service base distribution rates of $248.0 million, reflecting an increase to distribution revenues of approximately $29.8 million per year. The DRO, in conjunction with the 2017 ESP, provided for the following items (among other matters):

•
DIR - The DRO authorized DP&L to earn amounts through a Distribution Investment Rider ("DIR") set initially at $12.2 million annually, effective October 1, 2018. The DIR revenue cap for 2019 was $22.0 million. The DIR was removed on December 18, 2019 when the 2017 ESP was modified.

•
Decoupling Rider - The DRO authorized a revenue requirement methodology that attempts to eliminate the impacts of weather and demand on DP&L’s revenues for residential and commercial distribution customers beginning January 1, 2019 by providing for certain distribution revenues to be collected through a Decoupling Rider. DP&L collected revenues under the Decoupling Rider until it was removed on December 18, 2019 when the 2017 ESP was modified.

DP&L ESP Orders
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which DP&L initially filed on March 13, 2017 (the “2017 ESP”). The 2017 ESP included the following:

•	A bypassable standard offer energy rider for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable DMR to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure;

•	The establishment of the DIR, a non-bypassable Distribution Investment Rider to recover distribution capital investments incremental to the amount included in rate base in the DP&L DRO;

•	A non-bypassable Reconciliation Rider, which allowed DP&L to recover its net ongoing costs from its investment in OVEC;

•
Implementation, effective November 1, 2017, of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing rates and riders and competitive retail market enhancements, with tariffs consistent with the 2017 ESP;

•
A commitment to commence a sale process to sell our ownership interests in the Miami Fort, Zimmer and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L, and

•	Restrictions on DPL making dividend or tax sharing payments and an obligation to convert then existing tax payments owed by DPL to AES into equity investments in DPL.

On November 21, 2019, the PUCO issued a supplemental order modifying the 2017 ESP Stipulation by, among other matters, removing the DMR, which reduced DPL’s annual revenues by $105.0 million beginning November 29, 2019. As a result, DP&L filed a Notice of Withdrawal of its 2017 ESP Application and requested to revert to rates based on its ESP 1. On December 18, 2019, the PUCO approved DP&L’s Notice of Withdrawal and reversion to its ESP 1 rate plan. Among other items, the PUCO Order approving the ESP 1 rate plan includes:

•	Reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million;

•	Continuation of DP&L’s Transmission Cost Recovery Rider, Storm Rider and the bypassable standard offer energy rate for DP&L’s customers based on competitive bid auctions;

•	A placeholder rider to recover grid modernization costs, called the Infrastructure Investment Rider;

•	A requirement to conduct both an ESP v. MRO Test and a prospective SEET no later than April 1, 2020; and

•	Removal of the DIR, Reconciliation Rider, Decoupling Rider, Regulatory Compliance rider, and the Uncollectible rider.

DP&L is also subject to a retrospective SEET threshold whereby it must demonstrate its return on equity is below 12%, excluding DMR revenues. The ultimate outcome of this and the ESP v. MRO and prospective SEET could have a material adverse effect on our results of operations, financial condition and cash flows.

Separate from the ESP process, DP&L filed a petition seeking recovery of ongoing OVEC costs through a Legacy Generation Rider and was granted approval effective January 1, 2020. Additionally, in the first quarter of 2020, DP&L filed a separate petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected under the 2017 ESP through the Decoupling Rider. The outcome of this petition is pending.

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate DP&L’s RSC from the ESP 1 rates that are currently in place and others seek to re-implement the 2017 ESP, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than DP&L's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Regulatory Impact of Tax Reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L filed an application at the PUCO to refund eligible excess accumulated deferred income taxes (ADIT) and any related regulatory liability over a 10-year period with a minimum reversal of $4.0 million per year over the first five years. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations. DP&L’s rates were set using the new tax rate as a result of the distribution rate case. Consistent with the DRO requirement, DP&L filed an application on March 1, 2019 and subsequently entered into a stipulation to resolve all remaining TCJA items related to its distribution rates. That stipulation was approved by the PUCO on September 26, 2019. In accordance with terms of that stipulation, DP&L will return a total of $65.1 million ($83.2 million when including taxes associated with the refunds). In connection with this stipulation, we reduced our long-term regulatory liability related to deferred income taxes by $23.4 million. See Note 8 – Income Taxes for additional information.

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

PJM Transmission Enhancement Settlement
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L estimates the prior overcharge by PJM to be $41.1 million, of which approximately $30.4 million has been repaid to DP&L through December 31, 2019 and $1.8 million is classified as current in "Accounts receivable, net" and $8.9 million is classified as non-current in "Other non-current assets" on the accompanying Consolidated Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in DP&L’s non-bypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $193.5 million and $193.7 million at December 31, 2019 and 2018, respectively, and total regulatory liabilities of $271.5 million and $313.2 million at December 31, 2019 and 2018, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DPL’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2019	2018
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2020	$19.1	$40.5
Rate case expenses being recovered in base rates	B	2020	0.6	0.6
Total regulatory assets, current			19.7	41.1

Regulatory assets, non-current:
Pension benefits	B	Ongoing	83.9	87.5
Unrecovered OVEC charges	C	Undetermined	29.1	28.7
Fuel costs	B		—	3.3
Regulatory compliance costs	B	Undetermined	6.3	6.1
Smart grid and AMI costs	B	Undetermined	8.5	8.5
Unamortized loss on reacquired debt	B	Various	10.0	6.0
Deferred storm costs	A	Undetermined	5.1	4.7
Deferred vegetation management and other	A/B	Undetermined	12.7	7.8
Decoupling deferral	C	Undetermined	13.8	—
Uncollectible deferral	C	Undetermined	4.4	—
Total regulatory assets, non-current			173.8	152.6

Total regulatory assets			$193.5	$193.7

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2020	$27.9	$34.9
Total regulatory liabilities, current			27.9	34.9

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	143.6	139.1
Deferred income taxes payable through rates		Various	73.6	116.3
TCJA regulatory liability	B	Ongoing	12.9	—
PJM transmission enhancement settlement	A	2025	8.9	16.9
Postretirement benefits	B	Ongoing	4.6	6.0
Total regulatory liabilities, non-current			243.6	278.3

Total regulatory liabilities			$271.5	$313.2

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. DP&L is earning a net return on $5.5 million of this net deferral. These items include undercollection of: (i) Energy Efficiency Rider, (ii) Alternative Energy Rider, (iii) unrecovered OVEC costs and (iv) Economic Development Rider. It also includes the current portion of deferred fuel costs and deferred storm costs, which are described in greater detail below. As current liabilities, this includes overcollection of competitive bidding energy and auction costs and certain transmission related costs including the current portion of the PJM transmission enhancement settlement (see above).

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

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through DP&L’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. DP&L expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through DP&L’s reconciliation rider which was authorized as part of the 2017 ESP. Beginning January 1, 2020, DP&L began recovering its current net OVEC costs through its Legacy Generation Rider, established pursuant to ORC 4928.148.

Fuel costs represent unrecovered fuel costs related to DP&L’s Fuel Rider from 2010 through 2015 resulting from a declining SSO customer base. DP&L was granted recovery of these costs without a return through the SSO as approved in the 2017 ESP; this authorization continued in the approval of ESP 1. These costs are being recovered over the three-year period that began November 1, 2017.

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs were being recovered over a three-year period that began November 1, 2017 through a rider approved in the 2017 ESP. That rider was eliminated with the approval of the ESP 1 rate plan, so the balance as of December 18, 2019 remains a regulatory asset for future recovery.

Rate case costs represents costs associated with preparing a distribution rate case. DP&L was granted recovery of these costs which do not earn a return, as part of the DRO.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. In a PUCO order on January 5, 2011, the PUCO indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. DP&L requested recovery of these costs as part of the December 2018 Distribution Modernization Plan filing with the PUCO described in Item 1 Business - COMPETITION AND REGULATION.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2017, 2018 and 2019. The 2017 ESP granted DP&L approval to establish a rider by which to seek recovery of these types of costs with a return. This authorization continued in the approval of ESP 1. DP&L plans to file petitions seeking recovery of each calendar year of storm costs in the following calendar year. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. A future filing will be made to determine how this cost will be collected from or returned to customers.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, DP&L withdrew its application in the 2017 ESP and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that DP&L no longer has a Decoupling Rider. As described above, DP&L recently filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider.

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenues associated with the bypassable uncollectible portion of the standard offer rate. The DRO established that these costs would be recovered in a rider outside of base rates, thus no uncollectible expense is included in base rates. A future filing will be made to determine how these expenses will be collected from customers.

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

TCJA regulatory liability represents the long-term portion of both protected and unprotected excess ADIT for both transmission and distribution portions, grossed up to reflect the revenue requirement. As a part of the DRO, DP&L agreed that savings from the TCJA attributable to distribution facilities, including the excess ADIT and the regulatory liability, constitute amounts that will be returned to customers. As a result of the TCJA and subsequent DRO, DP&L entered into a stipulation to resolve all remaining TCJA items related to its distribution rates, including a proposal to return no less than $4.0 million per year for the first five years unless fully returned in the first five years via a tax savings cost rider for the distribution portion of the balance. On September 26, 2019, an order approved the stipulation in its entirety.

Transmission rates are regulated by FERC and DP&L has reduced its stated transmission rate to reflect the effects of the lower current tax rate. With respect to the transmission portion of amortization of excess ADIT, on November 15, 2018, FERC issued a Notice of Proposed Rulemaking entitled, “Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes.” Among other things, this notice proposes “to require all public utilities with transmission stated rates to determine the amount of excess and deferred income tax caused by the Tax Cuts and Jobs Act’s reduction to the federal corporate income tax rate and return or recover this amount to or from customers.” DP&L is a public utility with transmission stated rates and will make a filing in conformance to the requirements once the proposed rule is finalized.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DPL’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$235.8	3.9%	$223.2	4.1%
Distribution	1,364.2	4.1%	1,289.8	4.5%
General	16.5	9.0%	13.2	8.5%
Non-depreciable	61.6	N/A	60.4	N/A
Total regulated	1,678.1		1,586.6
Unregulated:
Other	19.0	7.6%	21.2	6.7%
Non-depreciable	4.8	N/A	7.8	N/A
Total unregulated	23.8		29.0

Total property, plant and equipment in service	$1,701.9	4.0%	$1,615.6	4.3%

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

AROs
We recognize AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. Our legal obligations are associated with the retirement of our long-lived assets, consisting primarily of asbestos abatement and ash disposal facilities. Our generation AROs related to Conesville and the closed Hutchings EGU are recorded within Other non-current liabilities on the consolidated balance sheets. As of December 31, 2018, the AROs related to the retired Stuart and Killen generating facilities were recorded in Non-current liabilities of discontinued operations and held-for-sale businesses on the consolidated balance sheets and are excluded from the table below. See Note 15 – Discontinued Operations for additional information.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Management routinely updates these estimates as additional information becomes available.

Changes in the Liability for AROs

	2019	2018
Balance as of January 1	$9.4	$15.1
Revisions to cash flow and timing estimates	3.4	(2.6)
Accretion expense	0.2	0.3
Settlements (a)	—	(3.4)
Balance as of December 31	$13.0	$9.4

(a)	Primarily includes settlement related to transfer of Beckjord Facility. See Note 16 – Dispositions for additional information.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $143.6 million and $139.1 million in estimated costs of removal at December 31, 2019 and 2018, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

	2019	2018
Balance as of January 1	$139.1	$132.8
Additions	14.8	14.3
Settlements	(10.3)	(8.0)
Balance as of December 31	$143.6	$139.1

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2019 and 2018. See Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.4	$0.4
Equity securities	2.3	4.2	2.4	3.5
Debt securities	4.0	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$6.8	$8.8	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,363.1	$1,404.0	$1,475.9	$1,519.6

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

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

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.6 million ($1.0 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the consolidated balance sheets and classified as available for sale.

During the year ended December 31, 2019, $0.3 million ($0.2 million after tax) of various investments were sold to facilitate the distribution of benefits.

The fair value of assets and liabilities at December 31, 2019 and 2018 and the respective category within the fair value hierarchy for DPL was determined as follows:

$ in millions	Fair Value at December 31, 2019 (a)				Fair Value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.4	$—	$—	$0.4
Equity securities	—	4.2	—	4.2	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master trust assets	0.3	8.5	—	8.8	0.4	7.7	—	8.1
Derivative assets
Interest rate hedge	—	0.1	—	0.1	—	1.5	—	1.5
Total Derivative assets	—	0.1	—	0.1	—	1.5	—	1.5

Total assets	$0.3	$8.6	$—	$8.9	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$1,386.5	$17.5	$1,404.0	$—	$1,501.9	$17.7	$1,519.6

Total liabilities	$—	$1,386.5	$17.5	$1,404.0	$—	$1,501.9	$17.7	$1,519.6

(a)	Includes credit valuation adjustment

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

DPL's interest rate swaps are designated as a cash flow hedge and have a combined notional amount of $140.0 million as of December 31, 2019 and 2018.

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

We have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds due August 2020. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR. The original notional amount was $200.0 million, but on March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2019		2018		2017
$ in millions (net of tax)	Power	Interest Rate Hedges	Power	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI	$0.4	$16.6	$(2.8)	$17.5	$(4.3)	$17.4

Net gains / (losses) associated with current period hedging transactions	—	(1.0)	—	(0.1)	8.8	0.8
Net (gains) / losses reclassified to earnings:
Interest Expense	—	(1.1)	—	(0.8)	—	(0.7)
(Income) / loss from discontinued operations before income tax	(0.4)	—	3.2	—	(7.3)	—
Ending accumulated derivative gain / (loss) in AOCI	$—	$14.5	$0.4	$16.6	$(2.8)	$17.5

Portion expected to be reclassified to earnings in the next twelve months		$(1.1)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)		8

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial for the years ended December 31, 2018 and 2017.

Derivatives Not Designated as Hedges
In prior years certain derivative contracts were entered into on a regular basis as part of our risk management program but did not qualify for hedge accounting or the normal purchases and sales exceptions under FASC 815. Accordingly, such contracts were recorded at fair value with changes in the fair value charged or credited to the consolidated statements of operations in the period in which the change occurred. This is commonly referred to as “MTM accounting”. Contracts we entered into as part of our risk management program may have been settled financially, by physical delivery or net settled with the counterparty. For the years ended December 31, 2018 and 2017, all amounts related to such contracts are presented in discontinued operations. As of December 31, 2018, we no longer had any such contracts.

Certain qualifying derivative instruments we previously held were designated as normal purchases or normal sales contracts, as provided under GAAP. Derivative contracts that have been designated as normal purchases or normal sales under GAAP are not subject to MTM accounting treatment and are recognized in the consolidated statements of operations on an accrual basis. For the years ended December 2018 and 2017, all amounts related to such contracts are presented in discontinued operations. As of December 31, 2018, we no longer had any such contracts.

The following tables show the amount and classification within the Consolidated Statements of Operations or Balance Sheets of the gains and losses on DPL’s derivatives not designated as hedging instruments for the years ended December 31, 2018 and 2017:

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

When applicable, DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2019 and 2018, DPL did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of DPL’s derivative instruments.

			December 31,
	Hedging Designation	Balance sheet classification	2019	2018
Interest rate hedges in a current asset position	Cash Flow Hedge	Prepayments and other current assets	$0.1	$0.9
Interest rate hedges in a non-current asset position	Cash Flow Hedge	Other non-current assets	$—	$0.6

Note 7 – Long-term debt

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2019	December 31, 2018
First Mortgage Bonds	3.95%	2049	$425.0	$—
Term loan - rates from: 3.57% - 4.82% (a) and 4.00% - 4.60% (b)		2022	—	436.1
Tax-exempt First Mortgage Bonds - rates from: 2.49% - 2.93% (a) and 1.29% - 1.42% (b)		2020	140.0	140.0
U.S. Government note	4.2%	2061	17.5	17.7
Unamortized deferred financing costs			(5.4)	(6.3)
Unamortized debt discounts and premiums, net			(2.7)	(1.4)
Total long-term debt at subsidiary			574.4	586.1

Senior unsecured bonds	6.75%		—	99.0
Senior unsecured bonds	7.25%	2021	380.0	780.0
Senior unsecured bonds	4.35%	2029	400.0	—
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.9)	(4.3)
Unamortized debt discounts and premiums, net			(1.0)	(0.5)
Total long-term debt			1,363.1	1,475.9
Less: current portion			(139.8)	(103.6)
Long-term debt, net of current portion			$1,223.3	$1,372.3

(a)	Range of interest rates for the year ended December 31, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

(c)	Note payable to related party. See Note 12 – Related Party Transactions for additional information.

At December 31, 2019, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2020	$140.2
2021	380.2
2022	0.2
2023	0.2
2024	0.2
Thereafter	857.1
1,378.1
Unamortized discounts and premiums, net	(3.7)
Deferred financing costs, net	(11.3)
Total long-term debt	$1,363.1

Premiums or discounts recognized at the Merger date are amortized over the life of the debt using the effective interest method.

Revolving Credit Facilities
At December 31, 2019 DPL had outstanding borrowings on its revolving credit facility of $104.0 million and at December 31, 2018 there were no outstanding borrowings on its revolving credit facility. At December 31, 2019 DP&L had outstanding borrowings on its revolving credit facility of $40.0 million and at December 31, 2018 there were no outstanding borrowings on its revolving credit facility.

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

On January 3, 2018, DP&L and its lenders amended DP&L's Term Loan B credit agreement. The amendment (a) modified the definition of "applicable rate", from 2.25% per annum to 1.00% per annum - in the case of the Base Rate and from 3.25% per annum to 2.00% per annum - in the case of the Eurodollar Rate and (b) included a "call protection" provision which stated that in the event the loan was repriced or any portion of the loans were prepaid, repaid, refinanced, substituted, or replaced on or prior July 3, 2018, such prepayment, acceleration, repayment, refinancing, substitution or replacement would be made at 101% of the principal amount so prepaid, repaid, refinanced, substituted or replaced. After July 3, 2018 any such transaction would occur at 100% of the principal amount of the then outstanding loans. There were no such transactions prior to July 3, 2018.

Debt Covenants and Restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreements is not to exceed 7.00 to 1.00. As of December 31, 2019, this financial covenant was met with a ratio of 5.83 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.25 to 1.00 for any fiscal quarter. As of December 31, 2019, this financial covenant was met with a ratio of 3.20 to 1.00.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of December 31, 2019, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00; except that the ratio is suspended as DP&L’s long-term indebtedness is less than or equal to $750.0 million. This financial covenant was met with a ratio of 0.57 to 1.00 as of December 31, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 8.51 to 1.00 as of December 31, 2019.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.57 to 1.00 as of December 31, 2019.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2019, DP&L and DPL were in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Note 8 – Income Taxes

DPL’s components of income tax expense for both continuing and discontinued operations were as follows:

	Years ended December 31,
$ in millions	2019	2018	2017
Components of tax expense / (benefit)
Federal - current	$(22.0)	$40.0	$(2.9)
State and Local - current	0.6	0.4	—
Total current	(21.4)	40.4	(2.9)

Federal - deferred	14.1	(9.6)	(22.0)
State and local - deferred	1.1	(0.1)	(0.4)
Total deferred	15.2	(9.7)	(22.4)
Tax expense / (benefit)	$(6.2)	$30.7	$(25.3)

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DPL's effective tax rate, as a percentage of total income before taxes for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Statutory Federal tax rate	21.0%	21.0%	35.0%
State taxes, net of Federal tax benefit	1.4%	0.1%	0.4%
AFUDC - equity	(0.1)%	(0.1)%	0.2%
Depreciation of flow-through differences	(28.2)%	(4.6)%	(1.0)%
Amortization of investment tax credits	(0.3)%	(0.3)%	0.3%
Deferred tax adjustments	—%	15.5%	(11.4)%
Permanent differences	—%	0.1%	0.1%
Other, net	—%	(1.2)%	(2.5)%
Effective tax rate	(6.2)%	30.5%	21.1%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2019	2018 (b)
Net non-current assets / (liabilities)
Depreciation / property basis	$(111.8)	$(77.4)
Income taxes recoverable	17.1	25.0
Regulatory assets	(24.8)	(15.4)
Investment tax credit	0.6	0.6
Compensation and employee benefits	2.2	2.2
Intangibles	(0.4)	(0.4)
Long-term debt	(2.1)	(2.1)
Other (a)	(8.0)	(8.8)
Net non-current liabilities	$(127.2)	$(76.3)

(a)
The Other caption includes deferred tax assets of $29.0 million in 2019 and $29.9 million in 2018 related to state and local tax net operating loss carryforwards, with related valuation allowances of $29.0 million in 2019 and $29.9 million in 2018. These net operating loss carryforwards expire from 2020 to 2037.

(b)
The December 31, 2018 balance includes $39.8 million of deferred tax assets related to discontinued operations that is recorded within Non-current liabilities of discontinued operations and held-for-sale businesses on the Consolidated Balance Sheets. See Note 15 – Discontinued Operations for additional information.

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

We completed our calculation of the impact of the TCJA in our income tax provision for the year ended December 31, 2018 in accordance with our understanding of the TCJA and guidance available, and as a result recognized $15.5 million and $13.7 million of discrete tax expense in the fourth quarter of 2018 and 2017 respectively. Of this total, tax benefits of $1.2 million and $0.4 million are included in continuing operations in 2018 and 2017, respectively. These amounts result from the remeasurement of certain deferred tax assets and liabilities as the rates changed from 35% to 21%. The most material deferred taxes to be remeasured related to property, plant and equipment. The remeasurements of deferred tax assets and liabilities related to regulated utility property of $17.0 million and $135.2 million at December 31, 2018 and 2017 were recorded as regulatory liabilities and were non-cash adjustments.

Per the terms of DP&L's 2017 ESP, DPL could not make any tax-sharing payments to AES and AES would forgo collection of the payments during the term of the DMR. In November 2019, the PUCO discontinued the DMR. Consequently, starting in 2020, DPL is no longer subject to this restriction. During the term of the DMR, current and non-current existing tax sharing liabilities with AES were converted into additional equity investment in DPL, per the requirements of the order. The 2017 ESP also provided that none of these conversions to equity would be reversed. During the year ended December 31, 2019, we had a current tax benefit and there was no conversion of current tax liabilities in 2019. During the years ended December 31, 2018 and 2017, respectively, we converted $40.0 million and $97.1 million of accrued tax sharing liabilities with AES to additional equity investment in DPL in accordance with this requirement.

The following table presents the tax expense / (benefit) related to pensions, postemployment benefits, cash flow hedges and financial instruments that were credited to Accumulated other comprehensive loss.

	Years ended December 31,
$ in millions	2019	2018	2017
Tax expense / (benefit)	$(0.5)	$0.2	$0.2

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits was $3.5 million at both December 31, 2019 and December 31, 2018. There were no changes to these amounts in either of the two years in the period ended December 31, 2019.

Of the December 31, 2019 balance of unrecognized tax benefits, $3.5 million is due to uncertainty in the timing of deductibility. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2019 is estimated to be between $0.0 million and $3.0 million, primarily relating to statute of limitation lapses.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,500 for 2019 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.1 million, $3.7 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCI. We have historically recorded these costs on the accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.6 million and $9.2 million at December 31, 2019 and 2018, respectively, were not material to the consolidated financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plan's obligations and assets recorded on the Consolidated Balance Sheets at December 31, 2019 and 2018. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.4 million, $1.8 million and $1.1 million of costs billed to the Service Company for the years ended December 31, 2019, 2018 and 2017, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2019	2018
Benefit obligation at January 1	$386.5	$436.9
Service cost	3.7	6.1
Interest cost	14.9	13.8
Plan amendments	—	5.1
Actuarial (gain) / loss	42.1	(34.6)
Benefits paid	(25.7)	(40.8)
Benefit obligation at December 31	421.5	386.5

Change in plan assets
Fair value of plan assets at January 1	312.9	357.5
Actual return on plan assets	57.0	(11.7)
Employer contributions	7.8	7.9
Benefits paid	(25.7)	(40.8)
Fair value of plan assets at December 31	352.0	312.9

Unfunded status of plan	$(69.5)	$(73.6)

	December 31,
Amounts recognized in the Balance sheets	2019	2018
Current liabilities	$(0.2)	$(0.4)
Non-current liabilities	(69.3)	(73.2)
Net liability at end of year	$(69.5)	$(73.6)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$7.9	$9.1
Net actuarial loss	104.3	103.3
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$112.2	$112.4
Recorded as:
Regulatory asset	$83.7	$87.2
Accumulated other comprehensive income	28.5	25.2
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$112.2	$112.4

The accumulated benefit obligation for our defined benefit pension plans was $414.1 million and $378.7 million at December 31, 2019 and 2018, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2019	2018	2017
Service cost	$3.7	$6.1	$5.7
Interest cost	14.9	13.8	14.2
Expected return on assets	(20.1)	(21.2)	(22.8)
Plan curtailment (a)	—	—	4.1
Amortization of unrecognized:
Actuarial loss	4.2	6.4	5.3
Prior service cost	1.3	0.9	1.1
Net periodic benefit cost	$4.0	$6.0	$7.6

Rates relevant to each year's expense calculations
Discount rate	4.35%	3.66%	4.28%
Expected return on plan assets	6.25%	6.25%	6.50%

(a)    As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $4.1 million in 2017.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2019	2018	2017
Net actuarial loss	$5.3	$3.4	$9.1
Plan curtailment (a)	—	—	(4.1)
Reversal of amortization item:
Net actuarial loss	(4.2)	(6.4)	(5.3)
Prior service cost	(1.3)	(0.9)	(1.1)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(0.2)	$(3.9)	$(1.4)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$3.8	$2.1	$6.2

(a)    As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $4.1 million in 2017.

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $42.1 million increased the benefit obligation for the year ended December 31, 2019 and an actuarial gain of $34.6 million decreased the benefit obligation for the year ended December 31, 2018. The actuarial loss in 2019 was primarily due to a decrease in the discount rate, while the actuarial gain in 2018 was primarily due to an increase in the discount rate.

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

At December 31, 2019, we are decreasing our long-term rate of return assumption to 5.60% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2019, we have decreased our assumed discount rate to 3.33% from 4.35% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2020 pension expense of approximately $3.3 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2020 pension expense of approximately $3.3 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.4 million to 2020 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.4 million to 2020 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2019. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2019, 2018 and 2017 were:

Benefit Obligation Assumptions	Pension
	2019	2018	2017
Discount rate for obligations	3.33%	4.35%	3.66%
Rate of compensation increases	3.94%	3.94%	3.94%

Pension Plan Assets
Plan assets are invested in multiple asset classes using a de-risking framework designed to manage the Plan's funded status volatility and minimize future cash contributions. Investment strategies and asset allocations are intended to allocate additional assets to the fixed income asset class should the Plan's funded status improve and is therefore broadly described as the Dynamic De-risking Strategy. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Plan assets are managed in a balanced portfolio comprised of two major components: return seeking assets and liability hedging assets. The expected role of plan return seeking assets is to provide additional return with associated higher levels of risk, while the role of liability hedging assets is to correlate the interest rate of the fixed income investments with that of the Plan's liabilities.

Strategic asset allocation guidelines are determined by a Risk/Advisory Committee and approved by a Fiduciary Committee. These allocations consider the plan’s long-term objectives. The long-term target allocations for plan assets are 40% – 50% for return seeking assets and 50% – 60% for liability hedging assets. return seeking assets include U.S. and international equity, while liability hedging assets include long-duration and high-yield bond funds and emerging market debt funds.

The investment approach is to move the Plan to a more de-risked position, if and when the overall funded status of the Plan improves, by periodically rebalancing the allocation of the Plan's investments in growth assets and liability hedging assets in accordance with the committee's glide path. This strategy requires the daily monitoring of the Plan's ratio of assets to liabilities in order to determine whether approved trigger points have been met, requiring the rebalancing of the assets.

All plan assets at December 31, 2019 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy.

The following table summarizes our target pension plan allocation for 2019:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category (a)		2019	2018
Equity Securities	41%	40%	33%
Debt Securities	59%	58%	58%
Cash and Cash Equivalents	—%	1%	1%
Real Estate	—%	1%	8%

The fair values of our pension plan assets at December 31, 2019 by asset category are as follows:

$ in millions	Market Value at December 31, 2019	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category (f)		(Level 1)	(Level 2)	(Level 3)
Mutual fund - equities (a)	$142.9	$—	$142.9	$—
Mutual fund - debt (b)	115.6	—	115.6	—
Government debt securities (c)	89.1	—	89.1	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Other investments:
Core property collective fund (e)	2.5	—	2.5	—
Total pension plan assets	$352.0	$1.9	$350.1	$—

(a)
This category includes investments in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.

(b)
This category includes investments in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.

(c)
This category is comprised of investments U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.

(d)
This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or instrumentalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

(e)
This category represents a property fund that invests in commercial real estate. The fair value of the fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(f)
In 2019, the DP&L plan moved all investments into collective trusts; therefore, the 2019 balances under all asset categories shown above represent investments through collective trusts. The plan has chosen collective trusts for which the underlying investments are mutual funds, common stock. debt securities, or real estate in alignment with the target asset allocation.

Most of our plan assets at December 31, 2018 are measured using quoted, observable prices which are considered Level One inputs in the Fair Value Hierarchy. The Core Property Collective Fund is measured using Level Two inputs that are quoted prices for identical assets in markets that are less active.

The fair values of our pension plan assets at December 31, 2018 by asset category are as follows:

$ in millions	Market Value at December 31, 2018	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category (f)		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$79.3	$79.3	$—	$—
International equities (a)	25.9	25.9	—	—
Fixed income (b)	143.7	143.7	—	—
Fixed income securities:
U.S. Treasury securities	37.5	37.5	—	—
Cash and cash equivalents:
Money market funds (c)	2.4	2.4	—	—
Other investments:
Core property collective fund (d)	24.1	—	24.1	—
Total pension plan assets	$312.9	$288.8	$24.1	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $7.5 million to the pension plan in each of the years ended December 31, 2019 and 2018, and $5.0 million to the pension plan in the year ended December 31, 2017.

We expect to make contributions of $0.2 million to our SERP in 2020 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2020.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 100%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.3 million in 2020, which includes $2.0 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2020	$26.6
2021	$26.3
2022	$26.0
2023	$25.8
2024	$25.4
2025 - 2029	$122.0

Note 10 – Equity

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

As described above, DPL’s Amended Articles of Incorporation contain restrictions on DPL’s ability to make dividends, distributions and affiliate loans (other than to its subsidiaries), including restrictions on making such dividends, distributions and loans if certain financial ratios exceed specified levels and DPL’s senior long-term debt rating from a rating agency is below investment grade. As of December 31, 2019, DPL’s leverage ratio was at 1.32 to 1.00 and DPL’s senior long-term debt rating from a major credit rating agency was below investment grade. As a result, as of December 31, 2019, DPL was prohibited under its Articles of Incorporation from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

Common Stock
Effective on the Merger date, DPL's Amended Articles of Incorporation provided for 1,500 authorized common shares, of which one share is outstanding at December 31, 2019.

DP&L has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2019. All common shares are held by DP&L’s parent, DPL.

Capital Contributions from AES
In DP&L's six-year 2017 ESP, the PUCO imposed restrictions on DPL making dividend payments to its parent company, AES, during the term of the ESP, as well as on making tax-sharing payments to AES during the term of the DMR. The PUCO also required that existing tax payments owed by DPL to AES, and similar tax payments that accrue during the term of the DMR, be converted into equity investments in DPL. With the November 21, 2019 order from the PUCO that removed the DMR and the subsequent approval of DP&L's ESP 1 rate plan, these requirements were eliminated. See Note 3 – Regulatory Matters for additional information on changes to DP&L's ESP and the removal of the DMR.

For the year ended December 31, 2019, DPL had a current tax benefit so there was no conversion of current tax liabilities. For the year ended December 31, 2018, AES made capital contributions of $40.0 million by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities. For the year ended December 31, 2017, AES agreed to make non-cash capital contributions of $97.1 million and waive the amount owed to it by DPL related to tax-sharing payments for current tax liabilities through December 31, 2017. See Note 8 – Income Taxes for additional information.

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

At December 31, 2019, DPL had $21.0 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover present and future obligations of AES Ohio Generation to such beneficiaries and are terminable at any time by DPL upon written notice to the beneficiaries. There were no outstanding balances for commercial transactions covered by these guarantees at December 31, 2019 or December 31, 2018.

To date, DPL has not incurred any losses related to these guarantees and we believe it is remote that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2019, DP&L could be responsible for the repayment of 4.9%, or $66.4 million, of a $1,354.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. The bankruptcy court was ordered to reconsider such rejection by the U.S. Court of Appeals for the 6th Circuit on December 12, 2019. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2019, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$173.2	$115.8	$57.4	$—	$—
Purchase orders and other contractual obligations	$52.8	$45.0	$7.8	$—	$—

Electricity purchase commitments:
DP&L enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2019, DPL had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DPL's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include regulatory liabilities (see Note 3 – Regulatory Matters) or contingencies (see Note 11 – Contractual Obligations, Commercial Commitments and Contingencies). See Note 12 – Related Party Transactions for additional information on charges between related parties and amounts due to or from related parties.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2019, cannot be reasonably determined.

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

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require substantial reductions in SO2, particulates, mercury, acid gases, NOx and other air emissions;

•	Rules and future rules issued by the USEPA, the Ohio EPA or other authorities that require or will require reporting and reductions of GHGs;

•
Rules and future rules issued by the USEPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and

•
Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. Most of the solid waste created from the combustion of coal and fossil fuels is fly ash and other coal combustion by-products.

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

We have several pending environmental matters associated with our current and previously-owned and operated coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.

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

Long-term Compensation Plan
During 2019, 2018 and 2017, some of DPL’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2019, 2018 and 2017 was $0.0 million, $0.4 million and $0.4 million, respectively, and was included in “Operation and maintenance” on DPL’s Consolidated Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DPL’s Consolidated Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2019	2018	2017
Transactions with the Service Company
Charges for services provided	$33.8	$41.0	$46.5
Charges to the Service Company	$3.6	$4.9	$4.2
Transactions with other AES affiliates:
Payments for health, welfare and benefit plans	$11.2	$7.9	$15.4
Consulting services	$0.7	$2.0	$—

Balances with related parties:	At December 31, 2019	At December 31, 2018
Net payable to the Service Company	$(11.0)	$(4.8)
Net receivable from / (payable to) AES and other AES affiliates (a)	$2.0	$(0.5)

(a)
The December 31, 2019 net receivable amount includes a $5.1 million receivable balance with AES related to the sale of software previously recorded on AES Ohio Generation during the year ended December 31. 2019. There was no gain or loss recorded on the transaction.

DPL Capital Trust II
DPL has a wholly-owned business trust, DPL Capital Trust II (the Trust), formed for the purpose of issuing trust capital securities to third-party investors. Effective in 2003, DPL deconsolidated the Trust upon adoption of the accounting standards related to variable interest entities and currently treats the Trust as a nonconsolidated subsidiary. The Trust holds mandatorily redeemable trust capital securities. The investment in the Trust, which amounted to $0.2 million and $0.2 million at December 31, 2019 and 2018, respectively, is included in Other non-current assets. DPL also has a note payable to the Trust amounting to $15.6 million and $15.6 million at December 31, 2019 and 2018, respectively, that was established upon the Trust’s deconsolidation in 2003. See Note 7 – Long-term debt for additional information.

In addition to the obligations under the note payable mentioned above, DPL also agreed to a security obligation which represents a full and unconditional guarantee of payments to the capital security holders of the Trust.

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Effective with the approval of DP&L's 2017 ESP, through November 21, 2019, DPL was restricted from making tax sharing payments to AES throughout the term of the DMR and amounts that would otherwise have been tax sharing liabilities were converted to deemed capital contributions. With the November 21, 2019 order from the PUCO that removed the DMR, this requirement was eliminated. See Note 8 – Income Taxes for more information.

Note 13 – Business Segments

DPL has presented the results of operations of Miami Fort Station, Zimmer Station, the Peaker Assets, Stuart Station and Killen Station as discontinued operations as a group of components for all periods presented. For more information, see Note 15 – Discontinued Operations of Notes to DPL's Consolidated Financial Statements. As such, AES Ohio Generation only has operating activity coming from its undivided ownership interest in Conesville, which does not meet the threshold to be a separate reportable operating segment. Because of this, DPL manages its business through only one reportable operating segment, the Utility segment. The primary segment performance measure is income / (loss) from continuing operations before income tax as management has concluded that this measure best reflects the underlying business performance of DPL and is the most relevant measure considered in DPL’s internal evaluation of the financial performance of its segments. The Utility segment is discussed further below:

Utility Segment
The Utility segment is comprised primarily of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 526,000 retail customers who are located in a 6,000 square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses and records regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and the historical results of DP&L’s Beckjord Facility, which was closed in 2014 and transferred to a third party in the first quarter of 2018, and the Hutchings Coal generating facility, which was closed in 2013. These assets did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, they are grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include fuel deferrals in historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL’s long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is included within the "Other" column as it no longer meets the requirement for disclosure as a reportable operating segment, since the results of operations of the other EGUs are presented as discontinued operations. The accounting policies of the reportable segments are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s reportable business segment:

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2019
Revenues from external customers	$734.3	$29.0	$—	$763.3
Intersegment revenues	1.1	3.2	(4.3)	—
Total revenues	$735.4	$32.2	$(4.3)	$763.3

Depreciation and amortization	$70.8	$1.9	$—	$72.7
Fixed-asset impairment	$—	$3.5	$—	$3.5
Interest expense	$26.0	$56.2	$—	$82.2
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$124.3	$(100.2)	$—	$24.1

Cash capital expenditures	$167.1	$1.0	$—	$168.1

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2018
Revenues from external customers	$737.8	$38.1	$—	$775.9
Intersegment revenues	0.9	2.9	(3.8)	—
Total revenues	$738.7	$41.0	$(3.8)	$775.9

Depreciation and amortization	$74.5	$(1.4)	$—	$73.1
Fixed-asset impairment	$—	$2.8	$—	$2.8
Interest expense	$27.3	$70.7	$—	$98.0
Income / (loss) from continuing operations before income tax	$104.4	$(72.5)	$—	$31.9

Cash capital expenditures	$93.1	$10.5	$—	$103.6

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Year ended December 31, 2017
Revenues from external customers	$718.9	$25.0	$—	$743.9
Intersegment revenues	1.1	4.4	(5.5)	—
Total revenues	$720.0	$29.4	$(5.5)	$743.9

Depreciation and amortization	$75.3	$0.8	$—	$76.1
Interest expense	$30.5	$79.5	$—	$110.0
Income / (loss) from continuing operations before income tax	$88.5	$(95.0)	$—	$(6.5)

Cash capital expenditures	$85.6	$35.9	$—	$121.5

(a)	"Other" includes Cash capital expenditures related to assets of discontinued operations and held-for-sale businesses for all periods presented.

Total Assets	December 31, 2019	December 31, 2018	December 31, 2017
Utility	$1,883.2	$1,819.6	$1,695.9
All Other (a)	52.6	63.5	353.3
DPL Consolidated	$1,935.8	$1,883.1	$2,049.2

(a)	"All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations as of December 31, 2019, 2018 and 2017.
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

Retail revenue – DP&L energy sales to utility customers are based on the reading of meters at the customer's location that occurs on a systematic basis throughout the month. DP&L sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Performance obligations for retail revenues are satisfied over time as energy is delivered and the same method is used to measure progress, and thus the performance obligation meets the criteria to be considered a series. This includes both the promise to transfer energy and other distribution and/or transmission services.

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

Wholesale revenue – All of the power produced from DPL's ownership interest in Conesville and DP&L's share of the power produced at OVEC is sold to PJM and these are classified as Wholesale revenues.

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

RTO ancillary revenue – Compensation for use of DP&L’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenues. As DP&L owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. DP&L) and recognized as transmission revenues.

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

Capacity revenue – Compensation received from PJM for making installed generation capacity available to satisfy system integrity and reliability requirements is classified as RTO capacity revenues. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs. If plant availability exceeds a contractual target, we may receive a performance bonus payment, or if the plant availability falls below a guaranteed minimum target, we may incur a non-availability penalty. Such bonuses or penalties represent a form of variable consideration and are estimated and recognized when it is probable that there will not be a significant reversal and therefore the transaction price is recognized on an output basis based on the MWs.

RTO capacity revenues have a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

DPL's revenue from contracts with customers was $740.2 million and $743.8 million for the years ended December 31, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2019 and 2018:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Year ended December 31, 2019
Retail revenue
Retail revenue from contracts with customers	$645.3	$—	$—	$645.3
Other retail revenue (a)	22.0	—	—	22.0
Wholesale revenue
Wholesale revenue from contracts with customers	17.2	14.2	(1.1)	30.3
RTO ancillary revenue	43.5	0.2	—	43.7
Capacity revenue	6.2	5.3	—	11.5
Miscellaneous revenue from contracts with customers (b)	—	9.4	—	9.4
Miscellaneous revenue	1.2	3.1	(3.2)	1.1
Total revenues	$735.4	$32.2	$(4.3)	$763.3

	Year ended December 31, 2018
Retail revenue
Retail revenue from contracts with customers	$625.8	$—	$(1.0)	$624.8
Other retail revenue (a)	32.1	—	—	32.1
Wholesale revenue
Wholesale revenue from contracts with customers	29.9	22.1	—	52.0
RTO ancillary revenue	43.1	0.1	—	43.2
Capacity revenue	7.8	6.6	—	14.4
Miscellaneous revenue from contracts with customers (b)	—	9.4	—	9.4
Miscellaneous revenue	—	2.8	(2.8)	—
Total revenues	$738.7	$41.0	$(3.8)	$775.9

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

(b)	Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $65.7 million and $72.6 million as of December 31, 2019 and 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 15 – Discontinued Operations

Stuart and Killen – On May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned. On December 20, 2019, DPL and AES Ohio Generation, together with AES Ohio Generation's joint owners in the retired Stuart and Killen generating facilities, completed the transfer of the retired generating facilities, including the associated environmental liabilities, to an unaffiliated third-party purchaser. As a result, DPL made cash expenditures of $51.0 million and recognized a gain on the transfer of $20.0 million for the year ended December 31, 2019.

Peaker Assets – On March 27, 2018, DPL and AES Ohio Generation completed the sale transaction of the Peaker assets, which resulted in net proceeds of $234.9 million and a loss on sale of $1.9 million for the year ended December 31, 2018.

Miami Fort and Zimmer – On December 8, 2017, DPL and AES Ohio Generation completed the sale transaction of their entire undivided interest in the Miami Fort Station and the Zimmer Station, which resulted in net proceeds of $70.1 million and a gain on sale of $14.0 million for the year ended December 31, 2017.

DPL determined that the disposal of this group of components as a whole represents a strategic shift to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations and financial position for this group of components were reported as such in the Consolidated Statements of Operations and Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	December 31, 2019	December 31, 2018
Accounts receivable, net	17.4	4.0
Taxes applicable to subsequent years	—	2.3
Prepayments and other current assets	0.3	2.4
Intangible assets, net of amortization	—	5.3
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$17.7	$14.0

Accounts payable	$3.8	$3.9
Accrued taxes	—	3.1
Accrued and other current liabilities	3.1	5.2
Deferred income taxes (a)	—	(39.8)
Taxes payable	—	2.3
Accrued pension and other post-retirement benefits	—	9.7
Asset retirement obligations	—	90.4
Other non-current liabilities	6.2	6.6
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$13.1	$81.4

(a)	Deferred income taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Years ended December 31,
$ in millions	2019	2018	2017
Revenues	$51.4	$158.6	$492.9
Operating costs and other expenses	3.6	(88.1)	(444.5)
Fixed-asset impairment	—	—	(175.8)
Income / (loss) from discontinued operations	55.0	70.5	(127.4)
Gain / (loss) from disposal of discontinued operations	20.1	(1.6)	14.0
Income tax expense / (benefit) from discontinued operations	15.6	30.0	(20.3)
Net income / (loss) from discontinued operations	$59.5	$38.9	$(93.1)

Cash flows related to discontinued operations are included in our Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $24.0 million, $40.6 million and $194.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Cash flows from investing activities for discontinued operations were $(51.0) million, $233.8 million and $51.8 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Joint Operating Agreement of Stuart and Killen
Pursuant to an amended Joint Owners' Agreement for Stuart and Killen entered into in December 2019, existing assets and liabilities between the joint owners were settled and resulted in a credit to DPL's operating costs and other expenses of $19.4 million for the year ended December 31, 2019 in the table above.

AROs of Discontinued Operations
Prior to the transfer of the retired Stuart and Killen generating facilities, the facilities carried ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019 and the fourth quarter of 2018, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $22.5 million and $27.6 million, respectively, based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. The remaining ARO liability related to Stuart and Killen was included in the total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheet as of December 31, 2018 and was included in the 2019 sale described above. As these plants were no longer in service, the reductions to the ARO liability were also recorded as credits to depreciation and amortization expense in the same amounts. The credits to depreciation and amortization expense are included in operating and other expenses of discontinued operations for the years ended December 31, 2019 and 2018 in the table above.

Note 16 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DPL recognized a loss on the transfer of $11.7 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the years ended December 31, 2018 and 2017, excluding the loss on transfer noted above. Prior to the transfer, the Beckjord Facility was included in the Utility segment.

Note 17 – Fixed-asset Impairments

During the years ended December 31, 2019 and 2018, DPL recognized a total pre-tax asset impairment expense of $3.5 million and $2.8 million, respectively, for the Conesville asset group, as it was determined that additional amounts capitalized for AROs in 2019 and 2018, respectively, were not recoverable.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

Report of Independent Registered Public Accounting Firm

To the Shareholder and Board of Directors of The Dayton Power & Light Company
Opinion on the Financial Statements
We have audited the accompanying balance sheets of The Dayton Power & Light Company (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive income/(loss), cash flows and shareholder’s equity for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.
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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Indianapolis, Indiana
February 27, 2020

THE DAYTON POWER AND LIGHT COMPANY
Statements of Operations
	Years ended December 31,
$ in millions	2019	2018	2017
Revenues	$735.4	$738.7	$720.0

Operating costs and expenses
Net fuel costs	2.5	2.4	0.5
Net purchased power cost	250.6	301.3	289.8
Operation and maintenance	183.0	139.7	156.5
Depreciation and amortization	70.8	74.5	75.3
Taxes other than income taxes	77.7	73.1	76.3
Loss / (gain) on asset disposal	0.1	0.2	(0.5)
Loss on disposal of business (Note 15)	—	12.4	—
Total operating costs and expenses	584.7	603.6	597.9

Operating income	150.7	135.1	122.1

Other income / (expense), net
Interest expense	(26.0)	(27.3)	(30.5)
Loss on early extinguishment of debt	—	(0.6)	(1.1)
Other expense	(0.4)	(2.8)	(2.0)
Other expense, net	(26.4)	(30.7)	(33.6)

Income from continuing operations before income tax	124.3	104.4	88.5

Income tax expense / (benefit) from continuing operations	(0.6)	17.7	31.1

Net income from continuing operations	124.9	86.7	57.4

Discontinued operations (Note 14)
Loss from discontinued operations before income tax	—	—	(56.3)
Income tax benefit from discontinued operations	—	—	(15.9)
Net loss from discontinued operations	—	—	(40.4)

Net income	$124.9	$86.7	$17.0
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Comprehensive Income
	Years ended December 31,
$ in millions	2019	2018	2017
Net income	$124.9	$86.7	$17.0
Equity securities activity:
Change in fair value of equity securities, net of income tax expense of $0.0, $0.0 and ($0.2) for each respective period	—	—	0.5
Reclassification to earnings, net of income tax benefit of $0.0, $0.0 and $0.0 for each respective period	—	—	(0.1)
Net change in fair value of equity securities	—	—	0.4
Derivative activity:
Change in derivative fair value, net of income tax benefit / (expense) of $0.3, $0.1 and ($7.2) for each respective period	(0.8)	(0.1)	12.4
Reclassification to earnings, net of income tax expense of $0.0, $0.4 and $0.2 for each respective period	(0.2)	(0.7)	(0.7)
Reclassification of earnings related to discontinued operations, net of income tax expense of $0.0, $0.0 and $3.0 for each respective period	—	—	(5.5)
Net change in fair value of derivatives	(1.0)	(0.8)	6.2
Pension and postretirement activity:
Prior service cost for the period, net of income tax benefit of $0.0, $0.6 and $1.0 for each respective period	—	(2.2)	(1.9)
Net gain / (loss) for the period, net of income tax benefit / (expense) of $0.6, ($0.4) and $0.4 for each respective period	(3.6)	1.7	(0.8)
Reclassification to earnings, net of income tax benefit of ($0.5), ($1.0) and ($2.3) for each respective period	3.0	3.3	4.5
Net change in unfunded pension and postretirement obligations	(0.6)	2.8	1.8

Other comprehensive income / (loss)	(1.6)	2.0	8.4

Net comprehensive income	$123.3	$88.7	$25.4
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Balance Sheets
$ in millions	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10.8	$45.0
Restricted cash	10.5	21.2
Accounts receivable, net (Note 2)	70.9	90.4
Inventories (Note 2)	10.4	7.7
Taxes applicable to subsequent years	77.4	72.4
Regulatory assets, current (Note 3)	19.7	41.1
Taxes receivable	35.7	19.6
Prepayments and other current assets	10.8	13.3
Total current assets	246.2	310.7

Property, plant and equipment:
Property, plant & equipment	2,333.6	2,274.4
Less: Accumulated depreciation and amortization	(1,012.7)	(988.0)
	1,320.9	1,286.4
Construction work in process	104.5	31.7
Total net property, plant & equipment	1,425.4	1,318.1
Other non-current assets:
Regulatory assets, non-current (Note 3)	173.8	152.6
Intangible assets, net of amortization	18.2	17.2
Other non-current assets	19.6	21.0
Total other non-current assets	211.6	190.8
Total assets	$1,883.2	$1,819.6

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 7)	$179.8	$4.6
Accounts payable	74.4	55.8
Accrued taxes	79.4	75.7
Accrued interest	1.4	0.4
Customer deposits	20.6	21.3
Regulatory liabilities, current (Note 3)	27.9	34.9
Accrued and other current liabilities	16.3	17.5
Total current liabilities	399.8	210.2

Non-current liabilities:
Long-term debt (Note 7)	434.6	581.5
Deferred income taxes (Note 8)	158.1	131.7
Taxes payable	82.3	77.1
Regulatory liabilities, non-current (Note 3)	243.6	278.3
Accrued pension and other post-retirement benefits (Note 9)	79.9	83.2
Other non-current liabilities	11.5	12.3
Total non-current liabilities	1,010.0	1,164.1

Commitments and contingencies (Note 11)

Common shareholder's equity:
Common stock, par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	617.0	711.8
Accumulated other comprehensive loss	(36.9)	(35.3)
Accumulated deficit	(107.1)	(231.6)
Total common shareholder's equity	473.4	445.3

Total liabilities and shareholder's equity	$1,883.2	$1,819.6
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Cash Flows
	Years ended December 31,
$ in millions	2019	2018	2017
Cash flows from operating activities:
Net income	$124.9	$86.7	$17.0
Adjustments to reconcile Net income to Net cash from operating activities
Depreciation and amortization	70.8	74.5	87.2
Amortization of deferred financing costs	3.7	3.1	1.1
Deferred income taxes	(9.7)	16.3	8.1
Fixed-asset impairment	—	—	66.3
Loss on disposal of business	—	12.4	—
Loss on asset disposal	—	0.2	15.7
Changes in certain assets and liabilities:
Accounts receivable, net	19.6	13.5	14.6
Inventories	(2.8)	(0.3)	10.3
Taxes applicable to subsequent years	(5.0)	(1.3)	6.4
Deferred regulatory costs, net	(2.2)	(9.2)	(23.7)
Accounts payable	12.9	3.8	(48.7)
Accrued taxes payable / receivable	(7.2)	(12.7)	(17.5)
Accrued interest	0.9	(0.4)	(1.3)
Accrued pension and other post-retirement benefits	(8.8)	(2.4)	4.8
Other	2.8	11.6	(4.9)
Net cash provided by operating activities	199.9	195.8	135.4
Cash flows from investing activities:
Capital expenditures	(167.1)	(93.1)	(101.7)
Payments on disposal of business	—	(14.5)	—
Proceeds from sale of property	—	10.6	—
Insurance proceeds	—	0.4	12.5
Other investing activities, net	(3.5)	(0.3)	(0.3)
Net cash used in investing activities	(170.6)	(96.9)	(89.5)
Cash flows from financing activities
Dividends and returns of capital paid to parent	(95.0)	(43.8)	(39.0)
Capital contribution from parent	—	80.0	70.0
Retirement of long-term debt	(436.1)	(64.5)	(104.5)
Issuance of long-term debt	422.3	—	—
Payments of deferred financing costs	(5.2)	—	—
Borrowings from revolving credit facilities	60.0	30.0	40.0
Repayment of borrowings from revolving credit facilities	(20.0)	(40.0)	(30.0)
Borrowings from related party	—	—	30.0
Repayment of borrowings from related party	—	—	(35.0)
Other financing activities, net	(0.2)	—	(0.4)
Net cash used in financing activities	(74.2)	(38.3)	(68.9)
Increase in cash and restricted cash of discontinued operations and held-for-sale businesses	—	—	27.0
Cash, cash equivalents and restricted cash:			.
Net increase / (decrease) in cash, cash equivalents and restricted cash	(44.9)	60.6	4.0
Balance at beginning of year	66.2	5.6	1.6
Cash, cash equivalents and restricted cash at end of year	$21.3	$66.2	$5.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$20.3	$22.9	$28.4
Income taxes paid, net	$24.3	$13.1	$28.1
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.5	$10.8	$19.7
Distribution of generation assets to subsidiary of parent	$—	$(10.0)	$(86.2)
See Notes to Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Statements of Shareholder's Equity
	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Year ended December 31, 2017
Beginning balance	41,172,173	$0.4	$810.7	$(42.5)	$(406.3)	$362.3
Net comprehensive income				8.4	17.0	25.4
Common stock dividends and returns of capital			(39.0)			(39.0)
Transfer of generation assets to subsidiary of parent			(86.2)	(2.1)		(88.3)
Capital contribution from parent			70.0			70.0
Other (b)			(69.7)		70.0	0.3
Ending balance	41,172,173	0.4	685.8	(36.2)	(319.3)	330.7
Year ended December 31, 2018
Net comprehensive income				2.0	86.7	88.7
Common stock dividends and returns of capital			(43.8)			(43.8)
Transfer of generation assets to subsidiary of parent (c)			(10.0)			(10.0)
Capital contribution from parent			80.0			80.0
Other (d)			(0.2)	(1.1)	1.0	(0.3)
Ending balance	41,172,173	0.4	711.8	(35.3)	(231.6)	445.3
Year ended December 31, 2019
Net comprehensive income				(1.6)	124.9	123.3
Common stock dividends and returns of capital			(95.0)			(95.0)
Other			0.2		(0.4)	(0.2)
Ending balance	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4

(a)	$0.01 par value, 50,000,000 shares authorized.

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

See Notes to Financial Statements.

The Dayton Power and Light Company
Notes to Financial Statements
For the years ended December 31, 2019, 2018 and 2017

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave consumers the right to choose the electric generation supplier from whom they purchase retail generation service, however transmission and distribution services are still regulated. DP&L has the exclusive right to provide such service to its approximately 526,000 customers located in West Central Ohio. DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000 square mile area of West Central Ohio. DP&L sources all of the generation for its SSO customers through a competitive bid process. Through September 30, 2017, DP&L owned undivided interests in multiple coal-fired power stations and multiple peaking electric generating facilities as well as numerous transmission facilities. On October 1, 2017, the DP&L-owned generating facilities, excluding the Beckjord Facility and Hutchings EGU, were transferred to AES Ohio Generation, an affiliate of DP&L and wholly-owned subsidiary of DPL, through an asset contribution agreement to a subsidiary that was merged into AES Ohio Generation. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, manufacturing and defense. DP&L's sales reflect the general economic conditions, seasonal weather patterns of the area and the market price of electricity. Through the date of Generation Separation, DP&L sold energy and capacity into the wholesale market. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which were either closed or sold in prior periods.

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

DP&L employed 630 people at January 31, 2020. Approximately 59% of all employees are under a collective bargaining agreement that expires on October 31, 2020.

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

Use of Management Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the revenues and expenses of the periods reported. Actual results could differ from these estimates. Significant items subject to such estimates and judgments include: the carrying value of Property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for receivables and deferred income taxes; regulatory assets and liabilities; reserves recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.

Cash and Cash Equivalents
Cash and cash equivalents are stated at cost, which approximates fair value. All highly liquid short-term investments with original maturities of three months or less are considered cash equivalents.

Restricted Cash
Restricted cash includes cash which is restricted as to withdrawal or usage. The nature of the restriction includes an agreement related to cash collected under the DMR, which is restricted to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure.

The following table summarizes cash, cash equivalents and restricted cash amounts reported on the Balance Sheet that reconcile to the total of such amounts as shown on the Statements of Cash Flows:

$ in millions	December 31, 2018	December 31, 2017
Cash and cash equivalents	$10.8	$45.0
Restricted cash	10.5	21.2
Cash, Cash Equivalents and Restricted Cash, End of Period	$21.3	$66.2

Allowance for Uncollectible Accounts
We establish provisions for uncollectible accounts by using both historical average loss percentages to project future losses and by establishing specific provisions for known credit issues. Amounts are written off when reasonable collections efforts have been exhausted.

Inventories
Inventories are carried at average cost, net of reserves, and include materials and supplies used for utility operations.

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

Property, Plant and Equipment
We record our ownership share of our undivided interest in jointly-owned transmission and distribution property as an asset in property, plant and equipment. New property, plant and equipment additions are stated at cost. For regulated transmission and distribution property, cost includes direct labor and material, allocable overhead expenses and an allowance for funds used during construction (AFUDC). AFUDC represents the cost of borrowed funds and equity used to finance regulated construction projects. Capitalization of AFUDC and interest ceases at either project completion or at the date specified by regulators. AFUDC and capitalized interest was $3.2 million, $0.5 million and $1.5 million in the years ended December 31, 2019, 2018 and 2017, respectively.

For substantially all depreciable property, when a unit of property is retired, the original cost of that property less any salvage value is charged to Accumulated depreciation and amortization, consistent with composite depreciation practices.

Property is evaluated for impairment when events or changes in circumstances indicate that its carrying amount may not be recoverable.

Depreciation
Depreciation expense is calculated using the straight-line method, which allocates the cost of property over its estimated useful life. For DP&L’s transmission and distribution assets, straight-line depreciation is applied monthly on an average composite basis using group rates that approximated 2.9% in 2019, 3.0% in 2018 and 3.4% in 2017. Depreciation expense was $66.5 million, $68.2 million and $69.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Software is amortized over seven years. Amortization expense was $4.3 million, $6.3 million and $5.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. The estimated amortization expense of this internal-use software over the next five years is $11.1 million ($3.5 million in 2020, $3.3 million in 2021, $3.2 million in 2022, $1.0 million in 2023 and $0.1 million in 2024).

Debt Issuance Costs
Costs incurred in connection with the issuance of long-term debt are deferred and presented as a direct reduction from the face amount of that debt and amortized over the related financing period using the effective interest method. Debt issuance costs related to a line-of-credit or revolving credit facility are deferred and presented as an asset and amortized over the related financing period. Make-whole payments in connection with early debt retirements are classified as cash flows used in financing activities.

Financial Instruments
Our Master Trust investments in debt and equity financial instruments of publicly traded entities are classified as equity investments. These equity securities are carried at fair value and unrealized gains and losses on these securities are recorded in Other income. As these financial instruments are held to be used for the benefit of employees participating in employee benefit plans and are not used for general operating purposes, they are classified as non-current in Other non-current assets on the Balance Sheets.

Financial Derivatives
All derivatives are recognized as either assets or liabilities in the balance sheets and are measured at fair value. Changes in the fair value are recorded in earnings unless the derivative is designated as a cash flow hedge of a forecasted transaction or it qualifies for the normal purchases and sales exception.

We use interest rate hedges to manage the interest rate risk of our variable rate debt. We use cash flow hedge accounting when the hedge or a portion of the hedge is deemed to be highly effective, which results in changes in fair value being recorded within accumulated other comprehensive income / (loss), a component of shareholder’s equity. We have elected not to offset net derivative positions in the financial statements. Accordingly, we do not offset such derivative positions against the fair value of amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral under master netting agreements. See Note 6 – Derivative Instruments and Hedging Activities for additional information.

Insurance and Claims Costs
In addition to insurance obtained from third-party providers, MVIC, a wholly-owned captive subsidiary of DPL, provides insurance coverage solely to us and other DPL subsidiaries for workers’ compensation, general liability and property damage on an ongoing basis. DP&L is responsible for claims costs below certain coverage thresholds of MVIC and third-party insurers for the insurance coverage noted above. DP&L has estimated liabilities for medical, life, disability and other reserves for claims costs below certain coverage thresholds of third-party providers of approximately $3.3 million and $4.3 million at December 31, 2019 and 2018, respectively, within Accrued and other current liabilities and Other non-current liabilities on the balance sheets. The estimated liabilities for workers’ compensation, medical, life and disability costs at DP&L are actuarially determined using certain assumptions.

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

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. DP&L’s excise taxes and certain other taxes are accounted for on a net basis and recorded as a reduction in revenues in the accompanying Statements of Operations. The amounts for the years ended December 31, 2019, 2018 and 2017, were $50.1 million, $51.7 million and $49.4 million, respectively.

Repairs and Maintenance
Costs associated with maintenance activities are recognized at the time the work is performed. These costs, which include labor, materials and supplies and outside services required to maintain equipment and facilities, are capitalized or expensed based on defined units of property.

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

See Note 9 – Benefit Plans for more information.

Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of the existing assets and liabilities and their respective income tax bases. We establish an allowance when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our tax positions are evaluated under a more likely than not recognition threshold and measurement analysis before they are recognized for financial statement reporting. Uncertain tax positions have been classified as noncurrent income tax liabilities unless expected to be paid within one year. Our policy for interest and penalties is to recognize interest and penalties as a component of the provision for income taxes in the Statement of Operations.

Income taxes payable, which are includable in allowable costs for ratemaking purposes in future years, are recorded as regulatory assets or liabilities with a corresponding deferred tax liability or asset. Investment tax credits that reduced federal income taxes in the years they arose have been deferred and are being amortized to income over the useful lives of the properties in accordance with regulatory treatment. See Note 3 – Regulatory Matters for additional information.

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

Generation Separation
With the transfer of DP&L's generation assets to an affiliate (see Note 14 – Generation Separation), DP&L's generation business is presented as a discontinued operation and the operating activities have been reclassified to "Discontinued operations" in the Statements of Operations for the year ended December 31, 2017 and in the notes to the financial statements.

New accounting pronouncements
The following table provides a brief description of recent accounting pronouncements that had an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our financial statements.

Accounting Standard	Description	Date of Adoption	Effect on the financial statements upon adoption
New Accounting Standards Adopted
2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities
The standard updates the hedge accounting model to expand the ability to hedge nonfinancial and financial risk components, reduce complexity and ease certain documentation and assessment requirements. When facts and circumstances are the same as at the previous quantitative test, a subsequent quantitative effectiveness test is not required. The standard also eliminates the requirement to separately measure and report hedge ineffectiveness. For cash flow hedges, this means that the entire change in the fair value of a hedging instrument will be recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.
Transition method: modified retrospective with the cumulative effect adjustment recorded to the opening balance of retained earnings as of the initial application date. Prospective for presentation and disclosures.
		January 1, 2019.	The adoption of this standard had no material effect on our financial statements.
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
		January 1, 2019.	The adoption of this standard had no material effect on our financial statements.
2016-02, 2018-01, 2018-10, 2018-11, 2018-20 Leases (Topic 842)	See discussion of the ASU below.	January 1, 2019.	The adoption of this standard had no material effect on our financial statements.

Adoption of FASC Topic 842, "Leases"
On January 1, 2019, we adopted FASC 842 Leases and its subsequent corresponding updates (“FASC 842”). Under this standard, lessees are required to recognize assets and liabilities for most leases on the balance sheet and recognize expenses in a manner similar to the prior accounting method. For lessors, the guidance modifies the lease classification criteria and the accounting for sales-type and direct financing leases. The guidance eliminates previous real estate-specific provisions.

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
New Accounting Standards Issued but Not Yet Effective
2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

Transition Method: various
		January 1, 2021. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our financial statements
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASUs below.	January 1, 2020. Early adoption is permitted only as of January 1, 2019.	We will adopt the standard on January 1, 2020; see below for the evaluation of the impact of the adoption on the financial statements.

ASU 2016-13 and its subsequent corresponding updates will update the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (“CECL”) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses as it is done today, except that unrealized losses due to credit-related factors will be recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement. There are various transition methods available upon adoption.

We are currently evaluating the impact of adopting the standard on our financial statements. We expect that the new current expected credit loss model will primarily impact the calculation of expected credit losses on $71.3 million in gross trade accounts receivable. We do not expect a material impact to result from the application of CECL on our trade accounts receivable.

Note 2 – Supplemental Financial Information

	December 31,
$ in millions	2019	2018
Accounts receivable, net
Customer receivables	$45.0	$53.3
Unbilled revenue	19.4	16.8
Amounts due from affiliates	3.9	2.3
Due from PJM transmission enhancement settlement (a)	1.8	16.5
Other	1.2	2.4
Provisions for uncollectible accounts	(0.4)	(0.9)
Total accounts receivable, net	$70.9	$90.4

Inventories, at average cost
Materials and supplies	$10.4	$7.1
Other	—	0.6
Total inventories, at average cost	$10.4	$7.7

(a)	See Note 3 – Regulatory Matters for more information.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the years ended December 31, 2019, 2018 and 2017 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) Components	Affected line item in the Statements of Operations	Years ended December 31,
$ in millions		2019	2018	2017
Gains and losses on equity securities activity (Note 5):
	Other deductions	$—	$—	$(0.1)
	Income tax expense	—	—	—
	Net of income taxes	—	—	(0.1)

Gains and losses on cash flow hedges (Note 6):
	Interest expense	(0.2)	(1.1)	(0.9)
	Income tax expense	—	0.4	0.2
	Net of income taxes	(0.2)	(0.7)	(0.7)

	Gain from discontinued operations	—	—	(8.5)
	Income tax expense from discontinued operations	—	—	3.0
	Net of income taxes	—	—	(5.5)

Amortization of defined benefit pension items (Note 9):
	Other expense	3.5	4.3	6.8
	Income tax benefit	(0.5)	(1.0)	(2.3)
	Net of income taxes	3.0	3.3	4.5

Total reclassifications for the period, net of income taxes		$2.8	$2.6	$(1.8)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the years ended December 31, 2019 and 2018 are as follows:

$ in millions	Gains / (losses) on equity securities	Gains / (losses) on cash flow hedges	Change in unfunded pension obligation	Total
Balance at December 31, 2017	$1.1	$1.4	$(38.7)	$(36.2)

Other comprehensive loss before reclassifications	—	(0.1)	(0.5)	(0.6)
Amounts reclassified from accumulated other comprehensive income / (loss) to earnings	—	(0.7)	3.3	2.6
Net current period other comprehensive income / (loss)	—	(0.8)	2.8	2.0

Amounts reclassified from accumulated other comprehensive income to accumulated deficit (a)	(1.1)	—	—	(1.1)

Balance at December 31, 2018	—	0.6	(35.9)	(35.3)

Other comprehensive loss before reclassifications	—	(0.8)	(3.6)	(4.4)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	(0.2)	3.0	2.8
Net current period other comprehensive loss	—	(1.0)	(0.6)	(1.6)

Balance at December 31, 2019	$—	$(0.4)	$(36.5)	$(36.9)

(a)
ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments.

Note 3 – Regulatory Matters

Distribution Rate Order
On September 26, 2018 the PUCO issued the DRO establishing new base distribution rates for DP&L, which became effective October 1, 2018. The DRO approved, without modification, a stipulation and recommendation previously filed by DP&L, along with various intervening parties and the PUCO staff. The DRO established a revenue requirement for DP&L's electric service base distribution rates of $248.0 million, reflecting an increase to distribution revenues of approximately $29.8 million per year. The DRO, in conjunction with the 2017 ESP, provided for the following items (among other matters):

•
DIR - The DRO authorized DP&L to earn amounts through a Distribution Investment Rider ("DIR") set initially at $12.2 million annually, effective October 1, 2018. The DIR revenue cap for 2019 was $22.0 million. The DIR was removed on December 18, 2019 when the 2017 ESP was modified.

•
Decoupling Rider - The DRO authorized a revenue requirement methodology that attempts to eliminate the impacts of weather and demand on DP&L’s revenues for residential and commercial distribution customers beginning January 1, 2019 by providing for certain distribution revenues to be collected through a Decoupling Rider. DP&L collected revenues under the Decoupling Rider until it was removed on December 18, 2019 when the 2017 ESP was modified.

DP&L ESP Orders
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which DP&L initially filed on March 13, 2017 (the “2017 ESP”). The 2017 ESP included the following:

•	A bypassable standard offer energy rider for DP&L’s customers based on competitive bid auctions;

•
The establishment of a three-year non-bypassable DMR to collect $105.0 million in revenue per year to pay debt obligations at DPL and DP&L and position DP&L to modernize and/or maintain its transmission and distribution infrastructure;

•	The establishment of the DIR, a non-bypassable Distribution Investment Rider to recover distribution capital investments incremental to the amount included in rate base in the DP&L DRO;

•	A non-bypassable Reconciliation Rider, which allowed DP&L to recover its net ongoing costs from its investment in OVEC;

•
Implementation, effective November 1, 2017, of a Smart Grid Rider, Economic Development Rider, Economic Development Fund, Regulatory Compliance Rider and certain other new, or changes to existing rates and riders and competitive retail market enhancements, with tariffs consistent with the 2017 ESP;

•
A commitment to commence a sale process to sell our ownership interests in the Miami Fort, Zimmer and Conesville coal-fired generation plants, with all sales proceeds used to pay debt of DPL and DP&L, and

•	Restrictions on DPL making dividend or tax sharing payments and an obligation to convert then existing tax payments owed by DPL to AES into equity investments in DPL.

On November 21, 2019, the PUCO issued a supplemental order modifying the 2017 ESP Stipulation by, among other matters, removing the DMR, which reduced DP&L’s annual revenues by $105.0 million beginning November 29, 2019. As a result, DP&L filed a Notice of Withdrawal of its 2017 ESP Application and requested to revert to rates based on its ESP 1. On December 18, 2019, the PUCO approved DP&L’s Notice of Withdrawal and reversion to its ESP 1 rate plan. Among other items, the PUCO Order approving the ESP 1 rate plan includes:

•	Reinstating the non-bypassable RSC Rider, which provides annual revenues of approximately $79.0 million;

•	Continuation of DP&L’s Transmission Cost Recovery Rider, Storm Rider and the bypassable standard offer energy rate for DP&L’s customers based on competitive bid auctions;

•	A placeholder rider to recover grid modernization costs, called the Infrastructure Investment Rider;

•	A requirement to conduct both an ESP v. MRO Test and a prospective SEET no later than April 1, 2020; and

•	Removal of the DIR, Reconciliation Rider, Decoupling Rider, Regulatory Compliance rider, and the Uncollectible rider.

DP&L is also subject to a retrospective SEET threshold whereby it must demonstrate its return on equity is below 12%, excluding DMR revenues. The ultimate outcome of this and the ESP v. MRO and prospective SEET could have a material adverse effect on our results of operations, financial condition and cash flows.

Separate from the ESP process, DP&L filed a petition seeking recovery of ongoing OVEC costs through a Legacy Generation Rider and was granted approval effective January 1, 2020. Additionally, in the first quarter of 2020, DP&L filed a separate petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected under the 2017 ESP through the Decoupling Rider. The outcome of this petition is pending.

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate DP&L’s RSC from the ESP 1 rates that are currently in place and others seek to re-implement the 2017 ESP, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than DP&L's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows.

Regulatory Impact of Tax Reform
On January 10, 2018 the PUCO initiated a proceeding to consider the impacts of the TCJA to determine the appropriate course of action to pass benefits resulting from the legislation on to ratepayers. The PUCO also directed Ohio utilities to record deferred liabilities for the estimated reduction in federal income tax resulting from the TCJA beginning January 1, 2018. Under the terms of the stipulation in the distribution rate case mentioned above, DP&L filed an application at the PUCO to refund eligible excess accumulated deferred income taxes (ADIT) and any related regulatory liability over a 10-year period with a minimum reversal of $4.0 million per year over the first five years. Excess ADIT related to depreciation life and method differences will be returned to customers in accordance with federal tax law and related regulations. DP&L’s rates were set using the new tax rate as a result of the distribution rate case. Consistent with the DRO requirement, DP&L filed an application on March 1, 2019 and subsequently entered into a stipulation to resolve all remaining TCJA items related to its distribution rates. That stipulation was approved by the PUCO on September 26, 2019. In accordance with terms of that stipulation, DP&L will return a total of $65.1 million ($83.2 million when including taxes associated with the refunds). In connection with this stipulation, we reduced our long-term regulatory liability related to deferred income taxes by $23.4 million. See Note 8 – Income Taxes for additional information.

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
On May 31, 2018, the FERC issued an Order on Contested Settlement regarding the cost allocation method for existing and new transmission facilities contained in the PJM Interconnection’s OATT. The FERC order approved the settlement which reduces DP&L’s transmission costs through PJM beginning in August 2018, including credits to reimburse DP&L for amounts overcharged in prior years. DP&L estimates the prior overcharge by PJM to be $41.1 million, of which approximately $30.4 million has been repaid to DP&L through December 31, 2019 and $1.8 million is classified as current in "Accounts receivable, net" and $8.9 million is classified as non-current in "Other non-current assets" on the accompanying Balance Sheet. All of the transmission charges and credits impacted by this FERC order are items that are included for full recovery in DP&L’s non-bypassable TCRR. Accordingly, DP&L has also established offsetting regulatory liabilities. While this development will have a temporary cash flow benefit to DP&L, there is no impact to operating income or net income as all credits will be passed to DP&L’s customers through the TCRR, which began in November 2018.

Regulatory Assets and Liabilities
In accordance with FASC 980, we have recognized total regulatory assets of $193.5 million and $193.7 million at December 31, 2019 and 2018, respectively, and total regulatory liabilities of $271.5 million and $313.2 million at December 31, 2019 and 2018, respectively. Regulatory assets and liabilities are classified as current or non-current based on the term in which recovery is expected. See Note 1 – Overview and Summary of Significant Accounting Policies for accounting policies regarding Regulatory Assets and Liabilities.

The following table presents DP&L’s Regulatory assets and liabilities:

	Type of Recovery	Amortization Through	December 31,
$ in millions			2019	2018
Regulatory assets, current:
Undercollections to be collected through rate riders	A/B	2020	$19.1	$40.5
Rate case expenses being recovered in base rates	B	2020	0.6	0.6
Total regulatory assets, current			19.7	41.1

Regulatory assets, non-current:
Pension benefits	B	Ongoing	83.9	87.5
Unrecovered OVEC charges	C	Undetermined	29.1	28.7
Fuel costs	B		—	3.3
Regulatory compliance costs	B	Undetermined	6.3	6.1
Smart grid and AMI costs	B	Undetermined	8.5	8.5
Unamortized loss on reacquired debt	B	Various	10.0	6.0
Deferred storm costs	A	Undetermined	5.1	4.7
Deferred vegetation management and other	A/B	Undetermined	12.7	7.8
Decoupling deferral	C	Undetermined	13.8	—
Uncollectible deferral	C	Undetermined	4.4	—
Total regulatory assets, non-current			173.8	152.6

Total regulatory assets			$193.5	$193.7

Regulatory liabilities, current:
Overcollection of costs to be refunded through rate riders	A/B	2020	$27.9	$34.9
Total regulatory liabilities, current			27.9	34.9

Regulatory liabilities, non-current:
Estimated costs of removal - regulated property		Not Applicable	143.6	139.1
Deferred income taxes payable through rates		Various	73.6	116.3
TCJA regulatory liability	B	Ongoing	12.9	—
PJM transmission enhancement settlement	A	2025	8.9	16.9
Postretirement benefits	B	Ongoing	4.6	6.0
Total regulatory liabilities, non-current			243.6	278.3

Total regulatory liabilities			$271.5	$313.2

A – Recovery of incurred costs plus rate of return.
B – Recovery of incurred costs without a rate of return.
C – Recovery not yet determined, but recovery is probable of occurring in future rate proceedings.

Current regulatory assets and liabilities primarily represent costs that are being recovered per specific rate order; recovery for the remaining costs is probable, but not certain. DP&L is earning a net return on $5.5 million of this net deferral. These items include undercollection of: (i) Energy Efficiency Rider, (ii) Alternative Energy Rider, (iii) unrecovered OVEC costs and (iv) Economic Development Rider. It also includes the current portion of deferred fuel costs and deferred storm costs, which are described in greater detail below. As current liabilities, this includes overcollection of competitive bidding energy and auction costs and certain transmission related costs including the current portion of the PJM transmission enhancement settlement (see above).

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

Unrecovered OVEC charges includes the portion of charges from OVEC that were not recoverable through DP&L’s Fuel Rider from October 2014 through October 2017. Additionally, it includes net OVEC costs from December 19, 2019 through December 31, 2019. DP&L expects to recover these costs through a future rate proceeding. Beginning on November 1, 2017, through December 18, 2019, current OVEC costs were being recovered through DP&L’s reconciliation rider which was authorized as part of the 2017 ESP. Beginning January 1, 2020, DP&L began recovering its current net OVEC costs through its Legacy Generation Rider, established pursuant to ORC 4928.148.

Fuel costs represent unrecovered fuel costs related to DP&L’s Fuel Rider from 2010 through 2015 resulting from a declining SSO customer base. DP&L was granted recovery of these costs without a return through the SSO as approved in the 2017 ESP; this authorization continued in the approval of ESP 1. These costs are being recovered over the three-year period that began November 1, 2017.

Regulatory compliance costs represent the long-term portion of the regulatory compliance costs which include the following costs: (i) Consumer Education Campaign, (ii) Retail Settlement System, (iii) Generation Separation, (iv) Bill Format Redesign, (v) Green Pricing Tariff and (vi) Supplier Consolidated Billing. All of these costs except for Generation Separation earn a return. These costs were being recovered over a three-year period that began November 1, 2017 through a rider approved in the 2017 ESP. That rider was eliminated with the approval of the ESP 1 rate plan, so the balance as of December 18, 2019 remains a regulatory asset for future recovery.

Rate case costs represents costs associated with preparing a distribution rate case. DP&L was granted recovery of these costs which do not earn a return, as part of the DRO.

Smart Grid and AMI costs represent costs incurred as a result of studying and developing distribution system upgrades and implementation of AMI. In a PUCO order on January 5, 2011, the PUCO indicated that it expects DP&L to continue to monitor other utilities’ Smart Grid and AMI programs and to explore the potential benefits of investing in Smart Grid and AMI programs and that DP&L will, when appropriate, file new Smart Grid and/or AMI business cases in the future. DP&L requested recovery of these costs as part of the December 2018 Distribution Modernization Plan filing with the PUCO described in Item 1 Business - COMPETITION AND REGULATION.

Unamortized loss on reacquired debt represents losses on long-term debt reacquired or redeemed in prior periods that have been deferred. These deferred losses are being amortized over the lives of the original issues in accordance with the rules of the FERC and the PUCO.

Deferred storm costs represent the long-term portion of deferred costs for major storms which occurred during 2017, 2018 and 2019. The 2017 ESP granted DP&L approval to establish a rider by which to seek recovery of these types of costs with a return. This authorization continued in the approval of ESP 1. DP&L plans to file petitions seeking recovery of each calendar year of storm costs in the following calendar year. Recovery of these costs is probable, but not certain.

Vegetation management costs represents costs incurred from outside contractors for tree trimming and other vegetation management services. Calculation terms were agreed to in the stipulation approved in the DRO. The terms were an annual baseline of $10.7 million in 2018 and $15.7 million thereafter. Amounts over the baseline will be deferred subject to an annual deferral maximum of $4.6 million. Annual spending less than the vegetation management baseline amount will result in a reduction to the regulatory asset or creation of a regulatory liability. A future filing will be made to determine how this cost will be collected from or returned to customers.

Decoupling deferral represents the change in the revenue requirement based on a per customer methodology in the stipulation approved in the DRO and includes deferrals through December 18, 2019. These costs were previously recovered through a Decoupling Rider; however, DP&L withdrew its application in the 2017 ESP and in doing so, the PUCO ordered on December 18, 2019 in the ESP 1 order, that DP&L no longer has a Decoupling Rider. As described above, DP&L recently filed a petition seeking authority to record a regulatory asset to accrue revenues that would have otherwise been collected through the Decoupling Rider.

Uncollectible deferral represents deferred uncollectible expense associated with the nonpayment of electric service, less the revenues associated with the bypassable uncollectible portion of the standard offer rate. The DRO established that these costs would be recovered in a rider outside of base rates, thus no uncollectible expense is included in base rates. A future filing will be made to determine how these expenses will be collected from customers.

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

TCJA regulatory liability represents the long-term portion of both protected and unprotected excess ADIT for both transmission and distribution portions, grossed up to reflect the revenue requirement. As a part of the DRO, DP&L agreed that savings from the TCJA attributable to distribution facilities, including the excess ADIT and the regulatory liability, constitute amounts that will be returned to customers. As a result of the TCJA and subsequent DRO, DP&L entered into a stipulation to resolve all remaining TCJA items related to its distribution rates, including a proposal to return no less than $4.0 million per year for the first five years unless fully returned in the first five years via a tax savings cost rider for the distribution portion of the balance. On September 26, 2019, an order approved the stipulation in its entirety.

Transmission rates are regulated by FERC and DP&L has reduced its stated transmission rate to reflect the effects of the lower current tax rate. With respect to the transmission portion of amortization of excess ADIT, on November 15, 2018, FERC issued a Notice of Proposed Rulemaking entitled, “Public Utility Transmission Rate Changes to Address Accumulated Deferred Income Taxes.” Among other things, this notice proposes “to require all public utilities with transmission stated rates to determine the amount of excess and deferred income tax caused by the Tax Cuts and Jobs Act’s reduction to the federal corporate income tax rate and return or recover this amount to or from customers.” DP&L is a public utility with transmission stated rates and will make a filing in conformance to the requirements once the proposed rule is finalized.

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

Note 4 – Property, Plant and Equipment

The following is a summary of DP&L’s Property, plant and equipment with corresponding composite depreciation rates at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
$ in millions		Composite Rate		Composite Rate
Regulated:
Transmission	$391.7	2.3%	$386.7	2.4%
Distribution	1,851.2	3.0%	1,796.4	3.2%
General	30.0	4.9%	30.9	3.6%
Non-depreciable	60.7	N/A	60.4	N/A
Total property, plant and equipment in service	$2,333.6	2.9%	$2,274.4	3.0%

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

AROs
We recognize AROs in accordance with GAAP which requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time those obligations are incurred. Upon initial recognition of a legal liability, costs are capitalized as part of the related long-lived asset and depreciated over the useful life of the related asset. The DP&L AROs are for our retired Hutchings EGU and relate primarily to asbestos removal. These AROs are recorded within Other non-current liabilities on the balance sheets.

Estimating the amount and timing of future expenditures of this type requires significant judgment. Management routinely updates these estimates as additional information becomes available.

Changes in the Liability for Generation AROs

	2019	2018
Balance at beginning of year	$4.7	$8.0
Settlements (a)	—	(3.3)
Balance at end of year	$4.7	$4.7

(a)	Primarily includes settlement related to transfer of Beckjord Facility. See Note 15 – Dispositions for additional information.

Asset Removal Costs
We continue to record costs of removal for our regulated transmission and distribution assets through our depreciation rates and recover those amounts in rates charged to our customers. There are no known legal AROs associated with these assets. We have recorded $143.6 million and $139.1 million in estimated costs of removal at December 31, 2019 and 2018, respectively, as regulatory liabilities for our transmission and distribution property. These amounts represent the excess of the cumulative removal costs recorded through depreciation rates versus the cumulative removal costs actually incurred. See Note 3 – Regulatory Matters for additional information.

Changes in the Liability for Transmission and Distribution Asset Removal Costs

	2019	2018
Balance at beginning of year	$139.1	$132.8
Additions	14.8	14.3
Settlements	(10.3)	(8.0)
Balance at end of year	$143.6	$139.1

Note 5 – Fair Value

The fair values of our financial instruments are based on published sources for pricing when possible. We rely on valuation models only when no other method is available to us. The fair value of our financial instruments represents estimates of possible value that may or may not be realized in the future.

The table below presents the fair value and cost of our non-derivative instruments at December 31, 2019 and 2018. See also Note 6 – Derivative Instruments and Hedging Activities for the fair values of our derivative instruments.

	December 31, 2019		December 31, 2018
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.3	$0.3	$0.4	$0.4
Equity securities	2.3	4.2	2.4	3.5
Debt securities	4.0	4.1	4.1	4.0
Hedge funds	0.1	0.1	0.1	0.1
Tangible assets	0.1	0.1	0.1	0.1
Total assets	$6.8	$8.8	$7.1	$8.1

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.4	$600.5	$586.1	$593.8

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

We did not have any transfers of the fair values of our financial instruments among Level 1, Level 2 or Level 3 of the fair value hierarchy during the years ended December 31, 2019 and 2018.

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

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities” was effective as of January 1, 2018. This ASU requires the change in the fair value of equity instruments to be recorded in income rather than in OCI. Equity Instruments were defined to include all mutual funds, regardless of the underlying investments. Therefore, as of January 1, 2018, AOCI of $1.7 million ($1.1 million net of tax) was reversed to Accumulated Deficit and all future changes to fair value on the Master Trust Assets will be included in income in the period that the changes occur. These changes to fair value were not material for the years ended December 31, 2019 or 2018. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the consolidated balance sheets and classified as available for sale.

During the year ended December 31, 2019, $0.3 million ($0.2 million after tax) of various investments were sold to facilitate the distribution of benefits.

The fair value of assets and liabilities at December 31, 2019 and 2018 and the respective category within the fair value hierarchy for DP&L was determined as follows:

$ in millions	Fair Value at December 31, 2019 (a)				Fair Value at December 31, 2018 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master trust assets
Money market funds	$0.3	$—	$—	$0.3	$0.4	$—	$—	$0.4
Equity securities	—	4.2	—	4.2	—	3.5	—	3.5
Debt securities	—	4.1	—	4.1	—	4.0	—	4.0
Hedge funds	—	0.1	—	0.1	—	0.1	—	0.1
Tangible assets	—	0.1	—	0.1	—	0.1	—	0.1
Total Master trust assets	0.3	8.5	—	8.8	0.4	7.7	—	8.1
Derivative assets
Interest rate hedges	—	0.1	—	0.1	—	1.5	—	1.5
Total derivative assets	—	0.1	—	0.1	—	1.5	—	1.5

Total assets	$0.3	$8.6	$—	$8.9	$0.4	$9.2	$—	$9.6

Liabilities
Long-term debt	$—	$583.0	$17.5	$600.5	$—	$576.1	$17.7	$593.8

Total liabilities	$—	$583.0	$17.5	$600.5	$—	$576.1	$17.7	$593.8

(a)	Includes credit valuation adjustment

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

DP&L's interest rate swaps are designated as a cash flow hedge and have a combined notional amount of $140.0 million as of December 31, 2019 and 2018.

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

We have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds due August 2020. The interest rate swaps have a combined notional amount of $140.0 million and will settle monthly based on a one-month LIBOR. The original notional amount was $200.0 million, but on March 29, 2018, we settled $60.0 million of these interest rate swaps due to the partial repayment of the underlying debt and a gain of $0.8 million was recorded as a reduction to interest expense. Since the swap was partially settled, the remaining swaps were de-designated and then re-designated with a new hypothetical derivative. The AOCI associated with the remaining swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

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

The following tables provide information on gains or losses recognized in AOCI for the cash flow hedges for the periods indicated:

	Years ended December 31,
	2019	2018	2017
$ in millions (net of tax)	Interest Rate Hedges	Interest Rate Hedges	Power	Interest Rate Hedges
Beginning accumulated derivative gain / (loss) in AOCI	$0.6	$1.4	$(4.3)	$1.6

Net (gains) / losses associated with current period hedging transactions	(0.8)	(0.1)	11.9	0.5
Net gains reclassified to earnings:
Interest expense	(0.2)	(0.7)	—	(0.7)
Loss from discontinued operations	—	—	(5.5)	—
Transfer of generation assets to subsidiary of parent	—	—	(2.1)	—
Ending accumulated derivative gain / (loss) in AOCI	$(0.4)	$0.6	$—	$1.4

Portion expected to be reclassified to earnings in the next twelve months	$(0.2)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	8

Net gains or losses associated with the ineffective portion of the hedging transactions were immaterial for the years ended December 31, 2018 and 2017.

When applicable, DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. As of December 31, 2019 and 2018, DP&L did not have any offsetting positions.

The following table summarizes the fair value, balance sheet classification and hedging designation of DP&L’s derivative instruments.:

			December 31,
	Hedging Designation	Balance sheet classification	2019	2018
Interest rate hedges in a current asset position	Cash Flow Hedge	Prepayments and other current assets	$0.1	$0.9
Interest rate hedges in a non-current asset position	Cash Flow Hedge	Other non-current assets	$—	$0.6

Note 7 – Long-term debt

Long-term debt is as follows:

Long-term debt
$ in millions	Interest Rate	Maturity	December 31, 2019	December 31, 2018
First Mortgage Bonds	3.95%	2049	$425.0	$—
Term loan - rates from: 3.57% - 4.82% (a) and 4.00% - 4.60% (b)		2022	—	436.1
Tax-exempt First Mortgage Bonds - rates from: 2.49% - 2.93% (a) and 1.29% - 1.42% (b)		2020	140.0	140.0
U.S. Government note	4.2%	2061	17.5	17.7
Unamortized deferred financing costs			(5.4)	(6.3)
Unamortized debt discount			(2.7)	(1.4)
Total long-term debt			574.4	586.1
Less: current portion			(139.8)	(4.6)
Long-term debt, net of current portion			$434.6	$581.5

(a)	Range of interest rates for the year ended December 31, 2019.

(b)	Range of interest rates for the year ended December 31, 2018.

At December 31, 2019, maturities of long-term debt are summarized as follows:

Due during the years ending December 31,
$ in millions
2020	$140.2
2021	0.2
2022	0.2
2023	0.2
2024	0.2
Thereafter	441.5
582.5
Unamortized discounts and premiums, net	(2.7)
Deferred financing costs, net	(5.4)
Total long-term debt	$574.4

Revolving Credit Facility
At December 31, 2019 DP&L had outstanding borrowings on its revolving credit facility of $40.0 million and at December 31, 2018 there were no outstanding borrowings on its revolving credit facility.

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

On January 3, 2018, DP&L and its lenders amended DP&L's Term Loan B credit agreement. The amendment (a) modified the definition of "applicable rate", from 2.25% per annum to 1.00% per annum - in the case of the Base Rate and from 3.25% per annum to 2.00% per annum - in the case of the Eurodollar Rate and (b) included a "call protection" provision which stated that in the event the loan was repriced or any portion of the loans were prepaid, repaid, refinanced, substituted, or replaced on or prior July 3, 2018, such prepayment, acceleration, repayment, refinancing, substitution or replacement would be made at 101% of the principal amount so prepaid, repaid, refinanced, substituted or replaced. After July 3, 2018 any such transaction would occur at 100% of the principal amount of the then outstanding loans. There were no such transactions prior to July 3, 2018.

Debt Covenants and Restrictions
DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of $200.0 million of variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00; except that the ratio is suspended as DP&L’s long-term indebtedness is less than or equal to $750.0 million. This financial covenant was met with a ratio of 0.57 to 1.00 as of December 31, 2019.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This covenant was met with a ratio of 8.51 to 1.00 as of December 31, 2019.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.57 to 1.00 as of December 31, 2019.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL. As of December 31, 2019, DP&L was in compliance with all debt covenants, including the financial covenants described above.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage. All generation assets were released from the lien of DP&L's first and refunding mortgage in connection with the completion of Generation Separation on October 1, 2017.

Note 8 – Income Taxes

DP&L’s components of income tax expense were as follows:

	Years ended December 31,
$ in millions	2019	2018	2017
Components of tax expense / (benefit)
Federal - current	$8.6	$1.4	$13.5
State and Local - current	0.6	—	0.2
Total current	9.2	1.4	13.7

Federal - deferred	(10.9)	15.5	17.0
State and local - deferred	1.1	0.8	0.4
Total deferred	(9.8)	16.3	17.4
Tax expense / (benefit)	$(0.6)	$17.7	$31.1

Effective and Statutory Rate Reconciliation
The following table summarizes a reconciliation of the U.S. statutory federal income tax rate to DP&L's effective tax rate, as a percentage of income before taxes for the years ended December 31, 2019, 2018 and 2017:

	Years ended December 31,
	2019	2018	2017
Statutory Federal tax rate	21.0%	21.0%	35.0%
State taxes, net of Federal tax benefit	1.3%	0.6%	0.4%
AFUDC - Equity	(0.1)%	(0.1)%	1.4%
Amortization of investment tax credits	(0.2)%	(0.3)%	(0.4)%
Depreciation of flow-through differences	(22.6)%	(4.0)%	—%
Other - net	0.1%	(0.2)%	(1.3)%
Effective tax rate	(0.5)%	17.0%	35.1%

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

The components of our deferred taxes are as follows:

	December 31,
$ in millions	2019	2018
Net non-current assets / (liabilities)
Depreciation / property basis	$(141.5)	$(130.6)
Income taxes recoverable	17.1	25.0
Regulatory assets	(25.6)	(16.2)
Investment tax credit	0.5	0.5
Compensation and employee benefits	3.1	0.3
Other	(11.7)	(10.7)
Net non-current liabilities	$(158.1)	$(131.7)

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

	Years ended December 31,
$ in millions	2019	2018	2017
Tax expense / (benefit)	$(0.4)	$(0.3)	$4.0

Uncertain Tax Positions
We apply the provisions of GAAP relating to the accounting for uncertainty in income taxes. The balance of unrecognized tax benefits was $4.8 million at both December 31, 2019 and December 31, 2018. There were no changes to these amounts in either of the two years in the period ended December 31, 2019.

Of the December 31, 2019 balance of unrecognized tax benefits, $4.8 million is due to uncertainty in the timing of deductibility. The total amount of unrecognized tax benefits anticipated to result in a net decrease to unrecognized tax benefits within 12 months of December 31, 2019 is estimated to be between $0.0 million and $3.0 million, primarily relating to statute of limitation lapses.

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

Participants may elect to contribute up to 85% of eligible compensation to their plan. Non-union participant contributions are matched 100% on the first 1% of eligible compensation and 50% on the next 5% of eligible compensation and they are fully vested in their employer contributions after 2 years of service. Union participant contributions are matched 150% but are capped at $2,500 for 2019 and they are fully vested in their employer contributions after 3 years of service. All participants are fully vested in their own contributions.

We contributed $3.1 million, $3.7 million and $3.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. DP&L matching contributions are paid quarterly, in arrears. Therefore, the contributions by year include the fourth quarter matching contribution that is paid in the following year. DP&L also contributes an annual bonus to the accounts of its union participants. This payment is typically made in January of the following year.

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

We recognize an asset for a plan’s overfunded status and a liability for a plan’s underfunded status and recognize, as a component of OCI, the changes in the funded status of the plan that arise during the year that are not recognized as a component of net periodic benefit cost. For the transmission and distribution areas of our electric business, these amounts are recorded as regulatory assets and liabilities which represent the regulated portion that would otherwise be charged or credited to AOCI. We have historically recorded these costs on the accrual basis, and this is how these costs have been historically recovered through customer rates. This factor, combined with the historical precedents from the PUCO and FERC, make these costs probable of future rate recovery.

Postretirement Benefits
Qualified employees who retired prior to 1987 and their dependents are eligible for health care and life insurance benefits until their death, while qualified employees who retired after 1987 are eligible for life insurance benefits and partially subsidized health care. The partially subsidized health care is at the election of the employee, who pays most of the cost, and is available only from their retirement until they are covered by Medicare. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.6 million and $9.2 million at December 31, 2019 and 2018, respectively, were not material to the financial statements in the periods covered by this report.

The following tables set forth the changes in our pension plan's obligations and assets recorded on the Balance Sheets at December 31, 2019 and 2018. The amounts presented in the following tables for pension obligations include the collective bargaining plan formula, traditional management plan formula and cash balance plan formula and the SERP in the aggregate and have not been adjusted for $1.4 million, $1.8 million and $1.1 million of costs billed to the Service Company for the years ended December 31, 2019, 2018 and 2017, respectively, or $1.5 million, $3.3 million and $0.7 million of costs billed to AES Ohio Generation for the years ended December 31, 2019, 2018 and 2017, respectively.

$ in millions	Years ended December 31,
Change in benefit obligation	2019	2018
Benefit obligation at January 1	$386.5	$436.9
Service cost	3.7	6.1
Interest cost	14.9	13.8
Plan amendments	—	5.1
Actuarial (gain) / loss	42.1	(34.6)
Benefits paid	(25.7)	(40.8)
Benefit obligation at December 31	421.5	386.5

Change in plan assets
Fair value of plan assets at January 1	312.9	357.5
Actual return on plan assets	57.0	(11.7)
Employer contributions	7.8	7.9
Benefits paid	(25.7)	(40.8)
Fair value of plan assets at December 31	352.0	312.9

Unfunded status of plan	$(69.5)	$(73.6)

	December 31,
Amounts recognized in the Balance sheets	2019	2018
Current liabilities	$(0.2)	$(0.4)
Non-current liabilities	(69.3)	(73.2)
Net liability at end of year	$(69.5)	$(73.6)

Amounts recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax
Components:
Prior service cost	$8.6	$10.4
Net actuarial loss	135.5	137.2
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$144.1	$147.6
Recorded as:
Regulatory asset	$83.7	$87.3
Accumulated other comprehensive income	60.4	60.3
Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities, pre-tax	$144.1	$147.6

The accumulated benefit obligation for our defined benefit pension plans was $414.1 million and $378.7 million at December 31, 2019 and 2018, respectively.

The net periodic benefit cost of the pension plans was:

	Years ended December 31,
$ in millions	2019	2018	2017
Service cost	$3.7	$6.1	$5.7
Interest cost	14.9	13.8	14.2
Expected return on assets	(20.1)	(21.2)	(22.8)
Plan curtailment (a)	—	—	5.6
Amortization of unrecognized:
Actuarial loss	7.0	9.4	8.7
Prior service cost	1.8	1.4	1.5
Net periodic benefit cost	$7.3	$9.5	$12.9

Rates relevant to each year's expense calculations
Discount rate	4.35%	3.66%	4.28%
Expected return on plan assets	6.25%	6.25%	6.50%

(a)    As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $5.6 million in 2017.

Other Changes in Plan Assets and Benefit Obligation Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities

	Years ended December 31,
$ in millions	2019	2018	2017
Net actuarial loss	$5.3	$3.4	$9.1
Plan curtailment (a)	—	—	(5.6)
Reversal of amortization item:
Net actuarial loss	(7.0)	(9.4)	(8.7)
Prior service cost	(1.8)	(1.4)	(1.5)
Total recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$(3.5)	$(7.4)	$(6.7)

Total recognized in net periodic benefit cost and Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities	$3.8	$2.1	$6.2

(a)    As a result of the decision to retire certain coal-fired plants, we recognized a plan curtailment of $5.6 million in 2017.

Significant Gains and Losses Related to Changes in the Benefit Obligation
The actuarial loss of $42.1 million increased the benefit obligation for the year ended December 31, 2019 and an actuarial gain of $34.6 million decreased the benefit obligation for the year ended December 31, 2018. The actuarial loss in 2019 was primarily due to a decrease in the discount rate, while the actuarial gain in 2018 was primarily due to an increase in the discount rate.

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

At December 31, 2019, we are decreasing our long-term rate of return assumption to 5.60% for pension plan assets. The rate of return represents our long-term assumptions based on our long-term portfolio mix. Also, at December 31, 2019, we have decreased our assumed discount rate to 3.33% from 4.35% for pension expense to reflect current duration-based yield curve discount rates. A one percent increase in the rate of return assumption for pension would result in a decrease in 2020 pension expense of approximately $3.3 million. A one percent decrease in the rate of return assumption for pension would result in an increase in 2020 pension expense of approximately $3.3 million. A 25-basis point increase in the discount rate for pension would result in a decrease of approximately $0.4 million to 2020 pension expense. A 25-basis point decrease in the discount rate for pension would result in an increase of approximately $0.4 million to 2020 pension expense.

In determining the discount rate to use for valuing liabilities, we used a market yield curve on high-quality fixed income investments as of December 31, 2019. We project the expected benefit payments under the plan based on participant data and based on certain assumptions concerning mortality, retirement rates, termination rates, etc. The expected benefit payments for each year are then discounted back to the measurement date using the appropriate spot rate for each half-year from the yield curve, thereby obtaining a present value of all expected future benefit payments using the yield curve. Finally, an equivalent single discount rate is determined which produces a present value equal to the present value determined using the full yield curve.

Consistent with the requirements of FASC 715, we apply a disaggregated discount rate approach for determining service cost and interest cost for our defined benefit pension plans and postretirement plans.

In future periods, differences in the actual return on pension plan assets and assumed return, or changes in the discount rate, will affect the timing of contributions, if any, to the plans.

The weighted average assumptions used to determine benefit obligations at December 31, 2019, 2018 and 2017 were:

Benefit Obligation Assumptions	Pension
	2019	2018	2017
Discount rate for obligations	3.33%	4.35%	3.66%
Rate of compensation increases	3.94%	3.94%	3.94%

Pension Plan Assets
Plan assets are invested in multiple asset classes using a de-risking framework designed to manage the Plan's funded status volatility and minimize future cash contributions. Investment strategies and asset allocations are intended to allocate additional assets to the fixed income asset class should the Plan's funded status improve and is therefore broadly described as the Dynamic De-risking Strategy. Investment performance and asset allocation are measured and monitored on an ongoing basis.

Plan assets are managed in a balanced portfolio comprised of two major components: return seeking assets and liability hedging assets. The expected role of plan return seeking assets is to provide additional return with associated higher levels of risk, while the role of liability hedging assets is to correlate the interest rate of the fixed income investments with that of the Plan's liabilities.

Strategic asset allocation guidelines are determined by a Risk/Advisory Committee and approved by a Fiduciary Committee. These allocations consider the plan’s long-term objectives. The long-term target allocations for plan assets are 40% – 50% for return seeking assets and 50% – 60% for liability hedging assets. return seeking assets include U.S. and international equity, while liability hedging assets include long-duration and high-yield bond funds and emerging market debt funds.

The investment approach is to move the Plan to a more de-risked position, if and when the overall funded status of the Plan improves, by periodically rebalancing the allocation of the Plan's investments in growth assets and liability hedging assets in accordance with the committee's glide path. This strategy requires the daily monitoring of the Plan's ratio of assets to liabilities in order to determine whether approved trigger points have been met, requiring the rebalancing of the assets.

All plan assets at December 31, 2019 are common collective trusts. With the exception of the cash and cash equivalents, the collective trusts are valued using the net asset value method and are categorized as Level 2 in the fair value hierarchy.

The following table summarizes our target pension plan allocation for 2019:

	Long-Term Mid-Point Target Allocation	Percentage of plan assets as of December 31,
Asset category (a)		2019	2018
Equity Securities	41%	40%	33%
Debt Securities	59%	58%	58%
Cash and Cash Equivalents	—%	1%	1%
Real Estate	—%	1%	8%

The fair values of our pension plan assets at December 31, 2019 by asset category are as follows:

$ in millions	Market Value at December 31, 2019	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category (f)		(Level 1)	(Level 2)	(Level 3)
Mutual fund - equities (a)	$142.9	$—	$142.9	$—
Mutual fund - debt (b)	115.6	—	115.6	—
Government debt securities (c)	89.1	—	89.1	—
Cash and cash equivalents (d)	1.9	1.9	—	—
Other investments:
Core property collective fund (e)	2.5	—	2.5	—
Total pension plan assets	$352.0	$1.9	$350.1	$—

(a)
This category includes investments in equity securities of U.S. companies of any market capitalization and other investments (i.e.: futures, swaps, currency forwards) of foreign, emerging markets and seeks to provide long-term total return, which includes capital appreciation and income. The funds are valued using the net asset value method.

(b)
This category includes investments in high quality issues within the U.S. corporate bond markets and global high yield bonds and emerging markets debt denominated in local currency. The funds seek to provide current income and long-term capital preservation along with access to higher yielding, relatively liquid fixed income securities. The funds are valued using the net asset value method.

(c)
This category is comprised of investments U.S. treasury strips, U.S. government agency obligations, and U.S. treasury obligations. The funds seek investment returns over the long term and are valued using the net asset value method.

(d)
This category represents an investment that seeks to maximize current income on cash reserves to the extent consistent with principal preservation and maintenance of liquidity from a portfolio of obligations of the U.S. Government, its agencies or instrumentalities, and related money market instruments. Principal preservation is a primary objective. The fund is valued at cost.

(e)
This category represents a property fund that invests in commercial real estate. The fair value of the fund is valued using the net asset value method in which an average of the market prices for the underlying investments is used to value the fund.

(f)
In 2019, the DP&L plan moved all investments into collective trusts; therefore, the 2019 balances under all asset categories shown above represent investments through collective trusts. The plan has chosen collective trusts for which the underlying investments are mutual funds, common stock. debt securities, or real estate in alignment with the target asset allocation.

Most of our plan assets at December 31, 2018 are measured using quoted, observable prices which are considered Level One inputs in the Fair Value Hierarchy. The Core Property Collective Fund is measured using Level Two inputs that are quoted prices for identical assets in markets that are less active.

The fair values of our pension plan assets at December 31, 2018 by asset category are as follows:

$ in millions	Market Value at December 31, 2018	Quoted prices in active markets for identical assets	Significant observable inputs	Significant unobservable inputs
Asset category (f)		(Level 1)	(Level 2)	(Level 3)
Mutual funds:
U.S. equities (a)	$79.3	$79.3	$—	$—
International equities (a)	25.9	25.9	—	—
Fixed income (b)	143.7	143.7	—	—
Fixed income securities:
U.S. Treasury securities	37.5	37.5	—	—
Cash and cash equivalents:
Money market funds (c)	2.4	2.4	—	—
Other investments:
Core property collective fund (d)	24.1	—	24.1	—
Total pension plan assets	$312.9	$288.8	$24.1	$—

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

Pension Funding
We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and, in addition, make voluntary contributions from time to time. We contributed $7.5 million to the pension plan in each of the years ended December 31, 2019 and 2018, and $5.0 million to the pension plan in the year ended December 31, 2017.

We expect to make contributions of $0.2 million to our SERP in 2020 to cover benefit payments. We also expect to make contributions of $7.5 million to our pension plan during 2020.

Funding for the qualified Defined Benefit Pension Plan is based upon actuarially determined contributions that consider the amount deductible for income tax purposes and the minimum contribution required under ERISA, as amended by the Pension Protection Act of 2006, as well as targeted funding levels necessary to meet certain thresholds.

From an ERISA funding perspective, DP&L’s funded target liability percentage was estimated to be 100%. In addition, DP&L must also contribute the normal service cost earned by active participants during the plan year. The funding of normal cost is expected to be approximately $5.3 million in 2020, which includes $2.0 million for plan expenses. Each year thereafter, if the plan’s underfunding increases to more than the present value of the remaining annual installments, the excess is separately amortized over seven years. DP&L’s funding policy for the pension plans is to contribute annually no less than the minimum required by applicable law, and no more than the maximum amount that can be deducted for federal income tax purposes.

Benefit payments, which reflect future service, are expected to be paid as follows:

Estimated future benefit payments
$ in millions due within the following years:	Pension
2020	$26.6
2021	$26.3
2022	$26.0
2023	$25.8
2024	$25.4
2025 - 2029	$122.0

Note 10 – Equity

Common Stock
DP&L has 50,000,000 authorized common shares, of which 41,172,173 are outstanding at December 31, 2019. All common shares are held by DP&L’s parent, DPL.

Capital Contribution and Returns of Capital
In 2019, DP&L made returns of capital payments of $95.0 million to DPL.

In 2018, DP&L received an $80.0 million capital contribution from its parent, DPL, and made returns of capital payments of $43.8 million to DPL. In addition, DP&L recorded $10.0 million in 2018 as a return of capital to transfer additional deferred tax amounts under Generation Separation. See Note 8 – Income Taxes and Note 14 – Generation Separation for more information.

In 2017, DP&L received a $70.0 million capital contribution from its parent, DPL. In addition, DP&L made returns of capital payments of $39.0 million to DPL. In connection with Generation Separation, DP&L recorded $86.2 million as a return of capital. See Note 14 – Generation Separation for more information.

Note 11 – Contractual Obligations, Commercial Commitments and Contingencies

DP&L – Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC which is recorded using the cost method of accounting under GAAP. At December 31, 2019, DP&L could be responsible for the repayment of 4.9%, or $66.4 million, of a $1,354.7 million debt obligation comprised of both fixed and variable rate securities with maturities between 2022 and 2040. OVEC could also seek additional contributions from us to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members, with a 4.85% interest in OVEC, filed for bankruptcy protection and the bankruptcy court approved that member's rejection of the OVEC arrangement and its related obligations on July 31, 2018. The bankruptcy court was ordered to reconsider such rejection by the U.S. Court of Appeals for the 6th Circuit on December 12, 2019. We do not expect these events to have a material impact on our financial condition, results of operations or cash flows.

Contractual Obligations and Commercial Commitments
We enter into various contractual obligations and other commercial commitments that may affect the liquidity of our operations. At December 31, 2019, these include:

	Payments due in:
$ in millions	Total	Less than 1 year	2 - 3 years	4 - 5 years	More than 5 years
Electricity purchase commitments	$173.2	$115.8	$57.4	$—	$—
Purchase orders and other contractual obligations	$52.5	$44.7	$7.8	$—	$—

Electricity purchase commitments:
DP&L enters into long-term contracts for the purchase of electricity. In general, these contracts are subject to variable quantities or prices and are terminable only in limited circumstances.

Purchase orders and other contractual obligations:
At December 31, 2019, DP&L had various other contractual obligations including contracts to purchase goods and services with various terms and expiration dates. Due to uncertainty regarding the timing and payment of future obligations to the Service Company, and DP&L's ability to terminate such obligations upon 90 days' notice, we have excluded such amounts in the contractual obligations table above. This table also does not include regulatory liabilities (see Note 3 – Regulatory Matters) or contingencies (see Note 11 – Contractual Obligations, Commercial Commitments and Contingencies). See Note 12 – Related Party Transactions for additional information on charges between related parties and amounts due to or from related parties.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under laws and regulations. We believe the amounts provided in our Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters, including the matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of December 31, 2019, cannot be reasonably determined.

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

We have several pending environmental matters associated with our current and previously-owned and operated coal-fired generation units. Some of these matters could have material adverse impacts on our results of operations, financial condition or cash flows.

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

Long-term Compensation Plan
During 2019, 2018 and 2017, many of DP&L’s non-union employees received benefits under the AES Long-term Compensation Plan, a deferred compensation program. This type of plan is a common employee retention tool used in our industry. Benefits under this plan are granted in the form of performance units payable in cash and AES restricted stock units. Restricted stock units vest ratably over a three-year period. The performance units payable in cash vest at the end of the three-year performance period and are subject to certain AES performance criteria. Total deferred compensation expense recorded during 2019, 2018 and 2017 was $(0.3) million, $0.3 million and $0.4 million, respectively, and was included in “Operation and maintenance” on DP&L’s Statements of Operations. The value of these benefits is being recognized over the 36-month vesting period and a portion is recorded as miscellaneous deferred credits with the remainder recorded as “Paid in capital” on DP&L’s Balance Sheets in accordance with FASC 718 “Compensation - Stock Compensation.”

The following table provides a summary of our related party transactions:

	Years ended December 31,
$ in millions	2019	2018	2017
DP&L Cost of revenues:
Fuel and power purchased from AES Ohio Generation	$—	$—	$5.4
DP&L Operation & Maintenance Expenses:
Premiums charged for insurance services provided by MVIC (a)	$3.1	$2.7	$3.1
Transactions with the Service Company:
Charges for services provided	$31.2	$25.7	$39.0
Charges to the Service Company	$3.5	$4.9	$4.2
Transactions with other AES affiliates:
Charges for health, welfare and benefit plans	$10.4	$8.7	$14.3
Charges to affiliates for non-power goods or services (b)	$4.1	$7.1	$3.7
Consulting services	$0.7	$2.0	$—

Balances with related parties:	At December 31, 2019	At December 31, 2018
Net payable to the Service Company	$(11.0)	$(4.8)
Net payable to AES and other AES affiliates	$(3.5)	$(0.5)

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

Income Taxes
AES files federal and state income tax returns which consolidate DPL and its subsidiaries, including DP&L. Under a tax sharing agreement with DPL, DP&L is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Under this agreement, DP&L had a net receivable balance of $35.7 million and $19.6 million at December 31, 2019 and 2018, respectively, which is recorded in Taxes receivable on the accompanying Balance Sheets. During 2019, 2018 and 2017, DP&L made net payments of $22.5 million, $14.6 million and $28.1 million respectively, to DPL for its share of income taxes.

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

Retail revenue – DP&L energy sales to utility customers are based on the reading of meters at the customer's location that occurs on a systematic basis throughout the month. DP&L sells electricity directly to end-users, such as homes and businesses, and bills customers directly. Performance obligations for retail revenues are satisfied over time as energy is delivered and the same method is used to measure progress, and thus the performance obligation meets the criteria to be considered a series. This includes both the promise to transfer energy and other distribution and/or transmission services.

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

Wholesale revenue – DP&L's share of the power produced at OVEC is sold to PJM and is classified as Wholesale revenues.

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

RTO ancillary revenue – Compensation for use of DP&L’s transmission assets and compensation for various ancillary services are classified as RTO ancillary revenues. As DP&L owns and operates transmission lines in southwest Ohio within PJM, demand charges collected from network customers by PJM are then allocated to the appropriate transmission owners (i.e. DP&L) and recognized as transmission revenues.

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

Capacity revenue – Compensation received from PJM for making installed generation capacity available to satisfy system integrity and reliability requirements is classified as RTO capacity revenues. Capacity, which is a stand-ready obligation to deliver energy when called upon by the RTO, is measured using MWs. If plant availability exceeds a contractual target, we may receive a performance bonus payment, or if the plant availability falls below a guaranteed minimum target, we may incur a non-availability penalty. Such bonuses or penalties represent a form of variable consideration and are estimated and recognized when it is probable that there will not be a significant reversal and therefore the transaction price is recognized on an output basis based on the MWs.

RTO capacity revenues have a single performance obligation, as capacity is a distinct good. Additionally, as the performance obligation is satisfied over time and the same method is used to measure progress, the performance obligation meets the criteria to be considered a series. The capacity price is set through a competitive auction process established by PJM.

DP&L's revenue from contracts with customers was $712.2 million and $706.6 million for the years ended December 31, 2019 and 2018, respectively. The following table presents our revenue from contracts with customers and other revenue by segment for the years ended December 31, 2019 and 2018:

	Years ended December 31,
$ in millions	2019	2018
Retail revenue
Retail revenue from contracts with customers	$645.3	$625.8
Other retail revenue (a)	22.0	32.1
Wholesale revenue
Wholesale revenue from contracts with customers	17.2	29.9
RTO ancillary revenue	43.5	43.1
Capacity revenue	6.2	7.8
Miscellaneous revenue	1.2	—
Total revenues	$735.4	$738.7

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $64.4 million and $70.1 million as of December 31, 2019 and 2018, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

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

Note 14 – Generation Separation

On October 1, 2017, DP&L completed the transfer of its generating plants, the real property on which the generation plants and generation-related assets are sited, step-up transformers and other transmission plant assets used to interconnect with the electric transmission grid, fuel inventory, equipment inventory and spare parts, working capital and other miscellaneous generation-related assets and liabilities to AES Ohio Generation. The transfer was completed as a contribution through an asset contribution agreement to a wholly-owned subsidiary of DP&L after which DP&L then distributed all of the outstanding equity in the subsidiary to DPL and then the subsidiary was merged into AES Ohio Generation.

The following table summarizes the carrying amounts of DP&L's Generation assets that were transferred to AES Ohio Generation on October 1, 2017:

$ in millions	October 1, 2017
ASSETS
Restricted cash	$2.0
Accounts receivable, net	31.3
Inventories	42.0
Taxes applicable to subsequent years	1.8
Property, plant & equipment, net	87.0
Intangible assets, net of amortization	0.7
Other assets	15.5
Total assets	$180.3

LIABILITIES
Accounts payable	$12.4
Accrued taxes (b)	(3.9)
Long-term debt (a)	0.3
Deferred income taxes (b)	(91.9)
Accrued pension and other post-retirement benefits	9.6
Unamortized investment tax credit	15.1
Asset retirement obligations	126.3
Other liabilities	24.1
Total liabilities	92.0

Total accumulated other comprehensive income	2.1

Net assets transferred to AES Ohio Generation	$86.2

(a)	Long-term debt that transferred to AES Ohio Generation relates to capital leases.

(b)	Accrued taxes and deferred income taxes transferred to AES Ohio Generation represent the tax asset position netted with liabilities on DP&L prior to Generation Separation.

DP&L's generation business met the criteria to be classified as a discontinued operation, and, accordingly, the historical activity has been reclassified to "Discontinued operations" in the Statements of Operations for the year ended December 31, 2017.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the period indicated:

Year ended December 31,
$ in millions	2017
Revenues	$358.4
Operating costs and other expenses	(348.4)
Fixed-asset impairment	(66.3)
Loss from discontinued operations	(56.3)
Income tax benefit from discontinued operations	(15.9)
Net loss from discontinued operations	$(40.4)

In 2018, DP&L transferred additional deferred taxes to AES Ohio Generation under the provisions of SAB 118 through an equity transaction with DPL in the amount of $10.0 million. See Note 8 – Income Taxes for additional information.

Cash flows related to discontinued operations are included in the Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $21.8 million for the year ended December 31, 2017. Cash flows from investing activities for discontinued operations were $(3.5) million and for the year ended December 31, 2017.

Note 15 – Dispositions

Beckjord Facility – On February 26, 2018, DP&L and its co-owners of the retired Beckjord Facility agreed to transfer their interests in the retired Facility to a third party, including their obligations to remediate the Facility and its site, and the transfer occurred on that same date. As a result, DP&L recognized a loss on the transfer of $12.4 million and made cash expenditures of $14.5 million, inclusive of cash expenditures for the transfer charges. The Beckjord

Facility was retired in 2014, and, as such, the income / (loss) from continuing operations before income tax related to the Beckjord Facility was immaterial for the years ended December 31, 2018 and 2017, excluding the loss on transfer noted above.

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

We carried out the evaluation required by Rules 13a-15(b) and 15d-15(b), under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon this evaluation, our CEO and CFO concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in 2013. Based on this assessment, management believes that we maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting:
During the second quarter of 2019, we implemented a new core enterprise resource planning (ERP) system, which we expect to enhance our system of internal controls over financial reporting. As a result of this implementation, we modified certain existing internal controls as well as implemented new controls and procedures related to the new ERP. We continued to evaluate the design and operating effectiveness of these internal controls during the fourth quarter of 2019.

Except with respect to the implementation of the ERP, there were no changes that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 13 – Certain Relationships and Related Transactions, and Director Independence
Not applicable pursuant to General Instruction I of the Form 10-K.

Item 14 – Principal Accountant Fees and Services
Accountant Fees and Services
The following table presents the aggregate fees billed for professional services rendered to DPL and DP&L by Ernst & Young LLP during the years ended December 31, 2019 and 2018. Other than as set forth below, no professional services were rendered or fees billed by Ernst & Young LLP during the years ended December 31, 2019 and 2018.

	Fees billed
	Years ended December 31,
	2019	2018
Audit Fees (a)	$1,145,845	$1,296,650
Audit-related Fees (b)	297,680	84,000
Tax Fees	—	—
All Other Fees	—	—
Total	$1,443,525	$1,380,650

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

PART IV

Item 15 – Exhibits, Financial Statements and Financial Statement Schedules

Exhibits

DPL and DP&L exhibits are incorporated by reference as described unless otherwise filed as set forth herein.

The exhibits filed as part of DPL’s and DP&L’s Annual Report on Form 10-K, respectively, are:

DPL	DP&L	Exhibit Number	Exhibit	Location
X		2(a)	Asset Purchase Agreement dated April 21, 2017, by and among Dynegy Zimmer, LLC, Dynegy Miami Fort, LLC, AES Ohio	Exhibit 2.1 to Report on Form 8-K filed April 24, 2017 (File No. 1-2385)
X		2(b)	Asset Purchase Agreement, dated as of December 15, 2017, by and among AES Ohio Generation, LLC, DPL Inc., Kimura Power, LLC and Rockland Power Partners III, LP	Exhibit 2(e) to Report on Form 10-K filed February 26, 2018 (File No. 1-9052)
X		3(a)	Amended Articles of Incorporation of DPL Inc., as amended through January 6, 2012	Exhibit 3(a) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-9052)
X		3(b)	Amended Regulations of DPL Inc., as amended through November 28, 2011	Exhibit 3.2 to Report on Form 8-K filed November 28, 2011 (File No. 1-9052)
	X	3(c)	Amended Articles of Incorporation of The Dayton Power and Light Company, as of January 4, 1991	Exhibit 3(c) to Report on Form 10-K filed on February 26, 2018 (File No. 1-9052)
	X	3(d)	Regulations of The Dayton Power and Light Company, as of April 9, 1981	Exhibit 3(a) to Report on Form 8-K filed on May 3, 2004 (File No. 1-2385)
X	X	4(a)	Composite Indenture dated as of October 1, 1935, between The Dayton Power and Light Company and Irving Trust Company, Trustee with all amendments through the Twenty-Ninth Supplemental Indenture	Exhibit 4.1 to Registration Statement No. 333-183556
X	X	4(b)	Forty-First Supplemental Indenture dated as of February 1, 1999, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Registration Statement No. 333-183556
X	X	4(c)	Forty-Second Supplemental Indenture dated as of September 1, 2003, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4(r) to Report on Form 10-K for the year ended December 31, 2003 (File No. 1-2385)
X	X	4(d)	Forty-Third Supplemental Indenture dated as of August 1, 2005, between The Dayton Power and Light Company and The Bank of New York, Trustee	Exhibit 4.4 to Report on Form 8-K filed August 24, 2005 (File No. 1-2385)
X		4(e)	Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, Trustee	Exhibit 4(a) to Registration Statement No. 333-74630
X		4(f)	First Supplemental Indenture dated as of August 31, 2001 between DPL Inc. and The Bank of New York, as Trustee	Exhibit 4(b) to Registration Statement No. 333-74630
X		4(g)
Amended and Restated Trust Agreement dated as of August 31, 2001 among DPL Inc., The Bank of New York, The Bank of New York (Delaware), the administrative trustees named therein and several Holders as defined therein
Exhibit 4(c) to Registration Statement No. 333-74630
X		4(h)	Indenture dated October 3, 2011, between Dolphin Subsidiary II, Inc. and Wells Fargo Bank, National Association	Exhibit 4.1 to Report on Form 8-K filed October 5, 2011 by The AES Corporation (File No. 1-12291)
X		4(i)	Supplemental Indenture dated as of November 28, 2011, between DPL Inc. and Wells Fargo Bank, National Association	Exhibit 4(k) to Report on Form 10-K for the year ended December 31, 2011 (File No. 1-2385)
X	X	4(j)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series A bonds	Exhibit 4.1 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(k)	Loan Agreement dated August 1, 2015, between the Ohio Air Quality Development Authority and The Dayton Power and Light Company, relating to the 2015 Series B bonds	Exhibit 4.2 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(l)	Forty-Eighth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.3 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(m)	Forty-Ninth Supplemental Indenture dated as of August 1, 2015 between The Bank of New York Mellon, Trustee and The Dayton Power and Light Company	Exhibit 4.4 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(n)
Bond Purchase and Covenants Agreement dated as of August 1, 2015, among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent and the several lenders from time to time party thereto
Exhibit 4.5 to Report on Form 8-K filed August 6, 2015 (File No. 1-2385)
X	X	4(o)
Amendment dated February 21, 2017 to Bond Purchase and Covenants Agreement by and among The Dayton Power and Light Company, SunTrust Bank, as Administrative Agent and several lenders from time to time party thereto, dated as of August 1, 2015
Exhibit 4.R to Report Filed on Form 10-K for the year ended December 31, 2016 (File No. 1-2385)

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	4(p)	Fiftieth Supplemental Indenture dated as of August 1, 2016, by and between The Dayton Power and Light Company and The Bank of New York Mellon, Trustee	Exhibit 4.3 to Report on Form 8-K filed August 30, 2016 (File No. 1-2385)
X	X	4(q)	Fifty-First Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed October 2, 2017 (File No. 1-2385)
X		4(r)	Registration Rights Agreement dated April 17, 2019 between DPL Inc. and J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC	Exhibit 4.2 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X		4(s)	Indenture dated April 17, 2019 between DPL Inc. and U.S. Bank National Association, as Trustee	Exhibit 4.1 to Report on Form 8-K filed April 17, 2019 (File No. 1-9052)
X	X	4(t)	Fifty-Second Supplemental Indenture between The Bank of New York Mellon, as Trustee, and The Dayton Power and Light Company	Exhibit 4.1 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X	X	4(u)	Registration Rights Agreement dated June 6, 2019 between The Dayton Power and Light Company and BofA Securities, Inc. and J.P. Morgan Securities LLC	Exhibit 4.2 to Report on Form 8-K filed June 6, 2019 (File No. 1-2385)
X		10(a)
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
Exhibit 10.1 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X		10(b)	Amended and Restated Pledge Agreement, dated as of June 19, 2019, between DPL Inc. and U.S. Bank National Association, as Collateral Agent.	Exhibit 10.2 to Report on Form 8-K filed June 21, 2019 (File No. 1-9052)
X	X	10(c)
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

DPL Inc.

February 27, 2020	/s/ Barry J. Bentley
Barry J. Bentley
Interim President and Chief Executive Officer
(principal executive officer)

The Dayton Power and Light Company

February 27, 2020	/s/ Vincent Parisi
Vincent Parisi
President and Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of DPL Inc. and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director and Chairman	February 27, 2020
Kenneth J. Zagzebski

/s/ Leonardo Moreno	Director	February 27, 2020
Leonardo Moreno

/s/ Lisa Krueger	Director	February 27, 2020
Lisa Krueger

/s/ Michelle A. Dreyer	Director	February 27, 2020
Michelle A. Dreyer

/s/ Barry J. Bentley	Director, Interim President and Chief Executive Officer	February 27, 2020
Barry J. Bentley	(principal executive officer)

/s/ Gustavo Garavaglia	Chief Financial Officer	February 27, 2020
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Nyhuis	Controller	February 27, 2020
Karin M. Nyhuis	(principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of The Dayton Power and Light Company and in the capacities and on the dates indicated.

/s/ Kenneth J. Zagzebski	Director and Chairman	February 27, 2020
Kenneth J. Zagzebski

/s/ Barry J. Bentley	Director	February 27, 2020
Barry J. Bentley

/s/ Paul Freedman	Director	February 27, 2020
Paul Freedman

/s/ Lisa Krueger	Director	February 27, 2020
Lisa Krueger

/s/ Tish Mendoza	Director	February 27, 2020
Tish Mendoza

/s/ Mark Miller	Director	February 27, 2020
Mark Miller

/s/ Leonardo Moreno	Director	February 27, 2020
Leonardo Moreno

/s/ Thomas A. Raga	Director	February 27, 2020
Thomas A. Raga

/s/ Vincent Parisi	Director, President and Chief Executive Officer	February 27, 2020
Vincent Parisi	(principal executive officer)

/s/ Gustavo Garavaglia	Vice President and Chief Financial Officer	February 27, 2020
Gustavo Garavaglia	(principal financial officer)

/s/ Karin M. Nyhuis	Controller	February 27, 2020
Karin M. Nyhuis	(principal accounting officer)

Schedule II

DPL Inc.
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2019
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2019
Deducted from accounts receivable -
Provision for uncollectible accounts	$890	$3,005	$3,511	$384
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (b)	$29,907	$2,197	$3,092	$29,012
Year ended December 31, 2018
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,053	$3,411	$3,574	$890
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (b)	$36,328	$1,715	$8,136	$29,907
Year ended December 31, 2017
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,159	$3,141	$3,247	$1,053
Deducted from deferred tax assets -
Valuation allowance for deferred tax assets (b)	$38,266	$4,383	$6,321	$36,328
    (a)    Amounts written off, net of recoveries of accounts previously written off.

(b)
Balances and activity for valuation allowances for deferred tax assets include amounts presented within both the "Deferred income taxes" line and the "Non-current liabilities of discontinued operations and held-for-sale businesses" line on DPL’s Consolidated Balance Sheets.

THE DAYTON POWER AND LIGHT COMPANY
VALUATION AND QUALIFYING ACCOUNTS
For each of the three years in the period ended December 31, 2019
$ in thousands
Description	Balance at Beginning of Period	Additions	Deductions (a)	Balance at End of Period
Year ended December 31, 2019
Deducted from accounts receivable -
Provision for uncollectible accounts	$890	$3,005	$3,511	$384
Year ended December 31, 2018
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,053	$3,411	$3,574	$890
Year ended December 31, 2017
Deducted from accounts receivable -
Provision for uncollectible accounts	$1,159	$3,141	$3,247	$1,053

    (a)    Amounts written off, net of recoveries of accounts previously written off.