Form 10-Q
period 2020-03-31
DPL INC; DAYTON POWER & LIGHT CO
filed 2020-05-07
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

During the relevant period, DPL Inc. and The Dayton Power and Light Company were voluntary filers until their March 6, 2020 Registration Statements on Form S-4/A filed with the Securities and Exchange Commission were declared effective on March 12, 2020.  DPL Inc. and The Dayton Power and Light Company have filed all applicable reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months.

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

As of May 6, 2020, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended March 31, 2020

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL that owns an interest in a coal-fired EGU from which it makes wholesale sales and previously operated other EGUs
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU
COVID-19	The disease caused by the novel coronavirus that caused a global pandemic in the first quarter of 2020.
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
DMP	Distribution Modernization Plan - on December 21, 2018, DP&L filed a comprehensive grid modernization plan pursuant to the PUCO Order in the ESP
DMR	Distribution Modernization Rider - established in the ESP as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the ESP term
DPL	DPL Inc.
DP&L
The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio

DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
EGU	Electric Generating Unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
FASB	Financial Accounting Standards Board
FASC	FASB Accounting Standards Codification
Form 10-K	DPL’s and DP&L’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed on February 27, 2020
First and Refunding Mortgage	DP&L’s First and Refunding Mortgage, dated October 1, 1935, as amended, with the Bank of New York Mellon as Trustee
GAAP	Generally Accepted Accounting Principles in the United States of America
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

PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
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

•
catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the recent outbreak of COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts or other similar occurrences; and

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2020	2019
Revenues	$174.7	$209.0

Operating costs and expenses
Net fuel cost	4.0	3.5
Net purchased power cost	63.2	74.2
Operation and maintenance	48.7	51.0
Depreciation and amortization	17.8	18.4
Taxes other than income taxes	20.9	19.5
Other, net	(0.1)	0.9
Total operating costs and expenses	154.5	167.5

Operating income	20.2	41.5

Other income / (expense), net:
Interest expense	(18.9)	(23.7)
Other income / (expense)	(0.9)	1.4
Total other expense, net	(19.8)	(22.3)

Income from continuing operations before income tax	0.4	19.2

Income tax expense / (benefit) from continuing operations	(0.5)	2.7

Net income from continuing operations	0.9	16.5

Discontinued operations (Note 13):
Income from discontinued operations before income tax	1.3	29.8
Gain from disposal of discontinued operations	—	0.1
Income tax expense from discontinued operations	0.3	4.3
Net income from discontinued operations	1.0	25.6

Net income	$1.9	$42.1
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2020	2019
Net income	$1.9	$42.1
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0 and $0.1 for each respective period	(0.3)	(0.3)
Reclassification to earnings, net of income tax expense of $0.1 and $0.1 for each respective period	(0.3)	(0.2)
Total change in fair value of derivatives	(0.6)	(0.5)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $0.0 and $0.0 for each respective period	0.3	0.1
Total change in unfunded pension and postretirement obligations	0.3	0.1

Other comprehensive loss	(0.3)	(0.4)

Net comprehensive income	$1.6	$41.7
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$39.6	$36.5
Restricted cash	14.6	10.5
Accounts receivable, net of allowance for credit losses of $0.7 and $0.4, respectively (Note 2)	64.9	68.6
Inventories (Note 2)	10.7	14.1
Taxes applicable to subsequent years	60.8	77.8
Regulatory assets, current	17.6	19.7
Taxes receivable	29.4	23.6
Prepayments and other current assets	5.2	7.6
Current assets of discontinued operations and held-for-sale businesses	1.9	17.7
Total current assets	244.7	276.1

Property, plant & equipment:
Property, plant & equipment	1,749.5	1,701.9
Less: Accumulated depreciation and amortization	(375.9)	(362.6)
	1,373.6	1,339.3
Construction work in process	86.5	106.3
Total net property, plant & equipment	1,460.1	1,445.6

Other non-current assets:
Regulatory assets, non-current	175.8	173.8
Intangible assets, net of amortization	18.7	19.4
Other non-current assets	19.1	20.9
Total other non-current assets	213.6	214.1

Total assets	$1,918.4	$1,935.8

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$318.9	$283.8
Accounts payable	55.3	74.4
Accrued taxes	83.0	79.6
Accrued interest	26.5	11.4
Customer deposits	20.2	20.7
Regulatory liabilities, current	22.5	27.9
Accrued and other current liabilities	16.5	21.2
Current liabilities of discontinued operations and held-for-sale businesses	5.9	6.9
Total current liabilities	548.8	525.9

Non-current liabilities:
Long-term debt (Note 6)	1,223.7	1,223.3
Deferred income taxes	133.3	127.2
Taxes payable	44.8	81.4
Regulatory liabilities, non-current	240.9	243.6
Accrued pension and other post-retirement benefits	71.7	79.9
Other non-current liabilities	19.3	20.2
Non-current liabilities of discontinued operations and held-for-sale businesses	6.2	6.2
Total non-current liabilities	1,739.9	1,781.8

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Other paid-in capital	2,370.7	2,370.7
Accumulated other comprehensive loss	(3.9)	(3.6)
Accumulated deficit	(2,737.1)	(2,739.0)
Total common shareholder's deficit	(370.3)	(371.9)

Total liabilities and shareholder's deficit	$1,918.4	$1,935.8
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$1.9	$42.1
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17.8	(3.1)
Deferred income taxes	3.4	5.2
Changes in certain assets and liabilities:
Accounts receivable, net	14.2	4.1
Inventories	3.4	(1.2)
Taxes applicable to subsequent years	17.0	18.7
Deferred regulatory costs, net	(5.0)	7.7
Accounts payable	(7.6)	(14.0)
Accrued taxes payable / receivable	(39.2)	(35.2)
Accrued interest	15.1	15.6
Accrued pension and other post-retirement benefits	(8.2)	(6.9)
Other	(0.4)	3.6
Net cash provided by operating activities	12.4	36.6
Cash flows from investing activities:
Capital expenditures	(44.6)	(34.3)
Proceeds from sale of assets (a)	5.1	—
Other investing activities, net	(0.7)	—
Net cash used in investing activities	(40.2)	(34.3)
Cash flows from financing activities:
Retirement of long-term debt, including early payment premium	—	(1.1)
Borrowings from revolving credit facilities	45.0	—
Repayment of borrowings from revolving credit facilities	(10.0)	—
Other financing activities, net	—	(0.1)
Net cash provided by / (used in) financing activities	35.0	(1.2)
Cash, cash equivalents, and restricted cash:
Net change	7.2	1.1
Balance at beginning of period	47.0	111.7
Cash, cash equivalents, and restricted cash at end of period	$54.2	$112.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$2.3	$6.7
Non-cash financing and investing activities:
Accruals for capital expenditures	$5.0	$4.4
Non-cash capital contribution (Note 9)	$—	$1.5

(a)
Proceeds from sale of assets include $5.1 million of proceeds received from AES during the three months ended March 31, 2020 related to the 2019 sale of software previously recorded on AES Ohio Generation. There was no gain or loss recorded on the transaction.

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net comprehensive income				(0.3)	1.9	1.6
Balance, March 31, 2020	1	$—	$2,370.7	$(3.9)	$(2,737.1)	$(370.3)

(a)	1,500 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, January 1, 2019	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(0.4)	42.1	41.7
Capital contributions (b)			1.5			1.5
Other			0.1			0.1
Balance, March 31, 2019	1	$—	$2,372.1	$1.8	$(2,802.3)	$(428.4)

(a)	1,500 shares authorized.

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

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 527,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were almost entirely eliminated in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. See Note 3 – Regulatory Matters for more information. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

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

DPL and its subsidiaries employed 625 people as of March 31, 2020, of which 622 were employed by DP&L. Approximately 58% of all DPL employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DPL’s Condensed Consolidated Financial Statements include the accounts of DPL and its wholly-owned subsidiaries except for DPL Capital Trust II, which is not consolidated, consistent with the provisions of GAAP. As of March 31, 2020, AES Ohio Generation has an undivided ownership interest in one coal-fired generating facility, which is included in the financial statements at a carrying value of zero as it has been fully impaired. Operating revenues and expenses of this facility are included on a pro rata basis in the corresponding lines in the Condensed Consolidated Statements of Operations.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

All material intercompany accounts and transactions are eliminated in consolidation. We have evaluated subsequent events through the date this report is issued.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2020; our results of operations for the three months ended March 31, 2020 and 2019, our cash flows for the three months ended March 31, 2020 and 2019 and the changes in our equity for the three months ended March 31, 2020 and 2019. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2020 may not be indicative of our results that will be realized for the full year ending December 31, 2020.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported. Actual results could differ from these estimates. Significant items subject to such estimates and judgments include: recognition of revenue including unbilled revenues, the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$39.6	$36.5
Restricted cash	14.6	10.5
Cash, Cash Equivalents, and Restricted Cash, End of Period	$54.2	$47.0

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2020 and 2019 were $12.4 million and $13.9 million, respectively.

New accounting pronouncements adopted in 2020 – The following table provides a brief description of recently adopted accounting pronouncements that had an impact on our consolidated financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our consolidated financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020	See impact upon adoption of the standard below.

ASU 2016-13 and its subsequent corresponding updates revised the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (CECL) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it is done today, except that unrealized losses due to credit-related factors are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.

The new current expected credit loss model primarily impacts the calculation of expected credit losses on $61.6 million in gross trade accounts receivable. The application of CECL on our trade accounts receivable did not have a material impact on our condensed consolidated financial statements.

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
2020-04, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform.
		April 1, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.
		January 1, 2021. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
$ in millions	2020	2019
Accounts receivable, net:
Customer receivables	$45.7	$46.3
Unbilled revenue	15.9	19.4
Amounts due from affiliates	0.2	0.3
Due from PJM transmission enhancement settlement	1.8	1.8
Other	2.0	1.2
Allowance for credit losses	(0.7)	(0.4)
Total accounts receivable, net	$64.9	$68.6

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Ending Allowance Balance at March 31, 2020
Allowance for credit losses	$0.4	$0.4	$(0.1)	$0.7

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted.

Inventories are as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
$ in millions	2020	2019
Inventories, at average cost:
Fuel and limestone	$1.3	$3.5
Materials and supplies	9.4	10.6
Total inventories, at average cost	$10.7	$14.1

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three months ended March 31, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended
		March 31,
$ in millions		2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.4)	$(0.3)
	Income tax expense	0.1	0.1
	Net of income taxes	(0.3)	(0.2)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.3	0.1
	Income tax benefit	—	—
	Net of income taxes	0.3	0.1

Total reclassifications for the period, net of income taxes		$—	$(0.1)

The changes in the components of Accumulated Other Comprehensive Income / (Loss) during the three months ended March 31, 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2020	$14.5	$(18.1)	$(3.6)

Other comprehensive loss before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from AOCI to earnings	(0.3)	0.3	—
Net current period other comprehensive income / (loss)	(0.6)	0.3	(0.3)

Balance at March 31, 2020	$13.9	$(17.8)	$(3.9)

Note 3 – Regulatory Matters

DP&L ESP Orders
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially filed on March 13, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3. The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, which were filed with the PUCO on April 1, 2020. A comment period is set for July 2020 and an evidentiary hearing regarding this matter is scheduled for October 2020 (if needed) with a final ruling expected in early 2021. DP&L is also subject to an annual retrospective SEET. The ultimate outcome of the ESP v. MRO and SEET proceedings could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows.

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

On January 23, 2020 DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On April 15, 2020, DP&L filed a Supplemental Application related to the COVID-19 emergency requesting certain tariff modifications for commercial and industrial customers, and deferral of the amounts associated with waiving minimum demand charges. See Note 14 – Risks and Uncertainties for additional information regarding the COVID-19 pandemic.

FERC Proceedings
On November 15, 2018 FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, DP&L filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. The formula rate includes adjustments to flow back over time the excess deferred income taxes caused by the TCJA. The NOPR, therefore, no longer applies to DP&L. The rate changes will increase revenues by approximately $4.1 million through the end of 2020, subject to refund based on final approved rates.

Note 4 – Fair Value

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8. — Financial Statements and Supplementary Data of our Form 10-K.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2020 and December 31, 2019. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	March 31, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.1	3.1	2.3	4.2
Debt securities	4.1	4.0	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total Assets	$6.4	$7.3	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,363.6	$1,376.6	$1,363.1	$1,404.0

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2020 or 2019.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(1.1) million and $0.5 million during the during the three months ended March 31, 2020 and 2019, respectively.

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

The fair value of assets and liabilities at March 31, 2020 and December 31, 2019 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at March 31, 2020 (a)				Fair value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.3	$—	$—	$0.3
Equity securities	—	3.1	—	3.1	—	4.2	—	4.2
Debt securities	—	4.0	—	4.0	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master Trust assets	0.2	7.1	—	7.3	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total Derivative assets	—	—	—	—	—	0.1	—	0.1

Total Assets	$0.2	$7.1	$—	$7.3	$0.3	$8.6	$—	$8.9

Liabilities
Derivative liabilities
Interest rate hedges	$—	$0.3	$—	$0.3	$—	$—	$—	$—
Long-term debt	—	1,359.1	17.5	1,376.6	—	1,386.5	17.5	1,404.0

Total Liabilities	$—	$1,359.4	$17.5	$1,376.9	$—	$1,386.5	$17.5	$1,404.0

(a)	Includes credit valuation adjustment

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

Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

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

Cash Flow Hedges
As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. With the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities effective January 1, 2019, we are no longer required to calculate effectiveness and thus the entire change in the fair value of a hedging instrument is recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

As of March 31, 2020, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. The AOCI associated with the swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31, 2020	March 31, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Power
Beginning accumulated derivative gains in AOCI	$14.5	$16.6	$0.4
Net losses associated with current period hedging transactions	(0.3)	(0.3)	—
Net gains reclassified to earnings
Interest expense	(0.3)	(0.2)	—
Ending accumulated derivative gains in AOCI	$13.9	$16.1	$0.4

Portion expected to be reclassified to earnings in the next twelve months	$(1.1)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	5

Financial Statement Effect
DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DPL's interest rate swaps are as follows:

$ in millions (net of tax)	Hedging Designation	Balance sheet classification	March 31, 2020	December 31, 2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1
Interest rate swap	Cash Flow Hedge	Accrued and other current liabilities	$(0.3)	$—

Note 6 – Long-term Debt

The following table summarizes DPL's long-term debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2020	2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
Tax-exempt First Mortgage Bonds - rates from 2.40% - 2.93% (a) and 1.29% - 1.42% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.5	17.5
Unamortized deferred financing costs			(5.3)	(5.4)
Unamortized debt discounts and premiums, net			(2.7)	(2.7)
Total long-term debt at DP&L			574.5	574.4

Senior unsecured bonds	7.25%	2021	380.0	380.0
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(5.5)	(5.9)
Unamortized debt discounts and premiums, net			(1.0)	(1.0)
Total long-term debt			1,363.6	1,363.1
Less: current portion			(139.9)	(139.8)
Long-term debt, net of current portion			$1,223.7	$1,223.3

(a)	Range of interest rates for the three months ended March 31, 2020.

(b)	Range of interest rates for the year ended December 31, 2019.

(c)	Note payable to related party.

Lines of credit
At March 31, 2020 and December 31, 2019, DPL had outstanding borrowings on its line of credit of $94.0 million and $104.0 million, respectively. At March 31, 2020 and December 31, 2019, DP&L had outstanding borrowings on its line of credit of $85.0 million and $40.0 million, respectively.

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a Total Debt to EBITDA ratio, is calculated at the end of each fiscal quarter by dividing total debt at the end of the current quarter by consolidated EBITDA for the four prior fiscal quarters. The ratio in the agreement is not to exceed 7.00 to 1.00. As of March 31, 2020, this financial covenant was met with a ratio of 6.75 to 1.00.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.25 to 1.00. As of March 31, 2020, this financial covenant was met with a ratio of 3.01 to 1.00.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of March 31, 2020, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of our variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00; except that the ratio is suspended as DP&L’s long-term indebtedness is less than or equal to $750.0 million. This financial covenant was met with a ratio of 0.58 to 1.00 as of March 31, 2020.

The second financial covenant measures EBITDA to Interest Expense. The Total Consolidated EBITDA to Consolidated Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing consolidated EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 7.83 to 1.00 as of March 31, 2020.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.58 to 1.00 as of March 31, 2020.

As of March 31, 2020, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
	2020	2019
DPL	(11.8)%	14.3%

Income tax expense for the three months ended March 31, 2020 and 2019 was calculated using the estimated annual effective income tax rates for 2020 and 2019 of (14.9)% and 14.3%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DPL’s effective combined state and federal income tax rate for all operations was (11.8)% for the three months ended March 31, 2020. This rate is lower than the combined federal and state statutory rate of 22.3% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of DP&L as a percentage of pre-tax book income.

For the three months ended March 31, 2020, DPL’s current period effective tax rate for all operations was not materially different than the estimated annual effective rate when applied to DPL's Income before income tax.

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

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the three-month periods ended March 31, 2020 and 2019.

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

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2020 and 2019 was:

	Three months ended
	March 31,
$ in millions	2020	2019
Service cost	$0.9	$0.9
Interest cost	3.0	3.7
Expected return on plan assets	(4.7)	(5.0)
Amortization of unrecognized:
Prior service cost	0.3	0.3
Actuarial loss	1.5	1.1
Net periodic benefit cost	$1.0	$1.0

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.7 million at March 31, 2020 and $9.6 million at December 31, 2019 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Deficit

Capital Contributions from AES
In DP&L's six-year 2017 ESP, the PUCO imposed restrictions on DPL making dividend payments to its parent company, AES, during the term of the ESP, as well as on making tax-sharing payments to AES during the term of the DMR. The PUCO also required that existing tax payments owed by DPL to AES, and similar tax payments that accrue during the term of the DMR, be converted into equity investments in DPL. With the November 21, 2019 order from the PUCO that removed the DMR and the subsequent approval of DP&L's ESP 1 rate plan, these requirements were eliminated. See Note 3 – Regulatory Matters in Item 8. — Financial Statements and Supplementary Data of our Form 10-K for additional information on changes to DP&L's ESP and the removal of the DMR.

For the three months ended March 31, 2019, AES made capital contributions of $1.5 million by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities.

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

At March 31, 2020, DPL had $15.5 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. At March 31, 2020 and December 31, 2019, we had no outstanding balance of obligations covered by these guarantees.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At March 31, 2020, DP&L could be responsible for the repayment of 4.9%, or $65.8 million, of $1,343.2 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2020, cannot be reasonably determined.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 527,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and DP&L’s Hutchings Coal generating facility, which was closed in 2013. This facility did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, it is grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include collections and amortization of fuel deferrals from historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is included within the "Other" column as it does not meet the requirement for disclosure as a reportable operating segment. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2020
Revenues from external customers	$168.7	$6.0	$—	$174.7
Intersegment revenues	0.3	0.8	(1.1)	—
Total revenues	$169.0	$6.8	$(1.1)	$174.7

Depreciation and amortization	$17.3	$0.5	$—	$17.8
Interest expense	$6.2	$12.7	$—	$18.9
Income / (loss) from continuing operations before income tax	$12.9	$(12.5)	$—	$0.4

Cash capital expenditures	$43.7	$0.9	$—	$44.6

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended March 31, 2019
Revenues from external customers	$201.1	$7.9	$—	$209.0
Intersegment revenues	0.3	0.8	(1.1)	—
Total revenues	$201.4	$8.7	$(1.1)	$209.0

Depreciation and amortization	$18.0	$0.4	$—	$18.4
Interest expense	$7.1	$16.6	$—	$23.7
Income / (loss) from continuing operations before income tax	$35.1	$(15.9)	$—	$19.2

Cash capital expenditures	$33.7	$0.6	$—	$34.3

Total Assets	March 31, 2020	December 31, 2019
Utility	$1,874.6	$1,883.2
All Other (a)	43.8	52.6
DPL Consolidated	$1,918.4	$1,935.8

(a)	"All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations for all periods presented.

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

DPL's revenue from contracts with customers was $170.5 million and $208.3 million for the three months ended March 31, 2020 and 2019, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three months ended March 31, 2020 and 2019:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three months ended March 31, 2020
Retail revenue
Retail revenue from contracts with customers	$150.2	$—	$—	$150.2
Other retail revenue (a)	3.3	—	—	3.3
Wholesale revenue
Wholesale revenue from contracts with customers	2.7	2.5	(0.3)	4.9
RTO ancillary revenue	10.7	0.1	—	10.8
Capacity revenue	1.2	1.0	—	2.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.4	—	2.4
Other miscellaneous revenue	0.9	0.8	(0.8)	0.9
Total revenues	$169.0	$6.8	$(1.1)	$174.7

	Three months ended March 31, 2019
Retail revenue
Retail revenue from contracts with customers	$182.7	$—	$(0.3)	$182.4
Other retail revenue (a)	0.7	—	—	0.7
Wholesale revenue
Wholesale revenue from contracts with customers	5.0	3.4	—	8.4
RTO ancillary revenue	10.9	—	—	10.9
Capacity revenue	2.1	1.6	—	3.7
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (b)	—	2.9	—	2.9
Other miscellaneous revenue	—	0.8	(0.8)	—
Total revenues	$201.4	$8.7	$(1.1)	$209.0

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

(b)	Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $60.3 million and $65.7 million as of March 31, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 13 – Discontinued Operations

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

Together with the sales of the Peaker Assets in 2018 and Miami Fort and Zimmer in 2017, DPL determined that the disposal of this group of components as a whole represents a strategic shift to exit generation, and, as such, qualifies to be presented as discontinued operations. Therefore, the results of operations, assets and liabilities of this group of components were reported as such in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the dates indicated:

$ in millions	March 31, 2020	December 31, 2019
Accounts receivable, net	$1.8	$17.4
Prepayments and other current assets	0.1	0.3
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$1.9	$17.7

Accounts payable	$3.4	$3.8
Accrued and other current liabilities	2.5	3.1
Other non-current liabilities	6.2	6.2
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$12.1	$13.1

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended
	March 31,
$ in millions	2020	2019
Revenues	$10.0	$16.3
Operating costs and other expenses	(8.7)	13.5
Income from discontinued operations	1.3	29.8
Gain from disposal of discontinued operations	—	0.1
Income tax expense from discontinued operations	0.3	4.3
Net income from discontinued operations	$1.0	$25.6

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $15.8 million and $8.1 million for the three months ended March 31, 2020 and 2019, respectively. There were no cash flows from investing activities for the three months ended March 31, 2020 and 2019, respectively.

AROs of Discontinued Operations
Prior to the transfer of the retired Stuart and Killen generating facilities, the facilities carried ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $22.5 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. As these plants were no longer in service, the reduction to the ARO liability was recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating and other expenses of discontinued operations for the three months ended March 31, 2019 in the table above.

Note – 14 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel. The State of Ohio has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has resulted in decreased energy demand within our service territory. On March 12, 2020, the PUCO also issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

For the quarter ending March 31, 2020, COVID-19 had a limited impact on our financial results and operations, as the full extent of the economic impact of the pandemic only started to materialize in Ohio in the second half of March 2020. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods. We continue to explore regulatory measures which we believe could partially mitigate the impact of COVID-19 on our financial results. See Note 3 – Regulatory Matters for a discussion of regulatory measures we have taken which we believe could partially mitigate the impact of COVID-19 on our financial results.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended
	March 31,
$ in millions	2020	2019
Revenues	$169.0	$201.4

Operating costs and expenses
Net fuel cost	0.6	0.9
Net purchased power cost	62.4	73.3
Operation and maintenance	47.1	48.2
Depreciation and amortization	17.3	18.0
Taxes other than income taxes	20.8	19.4
Other, net	(0.1)	—
Total operating costs and expenses	148.1	159.8

Operating income	20.9	41.6

Other income / (expense), net:
Interest expense	(6.2)	(7.1)
Other income / (expense)	(1.8)	0.6
Total other expense, net	(8.0)	(6.5)

Income before income tax	12.9	35.1

Income tax expense	1.2	6.1

Net income	$11.7	$29.0
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended
	March 31,
$ in millions	2020	2019
Net income	$11.7	$29.0
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0 and $0.1 for each respective period	(0.3)	(0.2)
Reclassification to earnings, net of income tax benefit of $0.0 and $0.0 for each respective period	(0.1)	(0.1)
Total change in fair value of derivatives	(0.4)	(0.3)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.2) and $(0.2) for each respective period	0.8	0.7
Total change in unfunded pension and postretirement obligations	0.8	0.7

Other comprehensive income	0.4	0.4

Net comprehensive income	$12.1	$29.4
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$7.3	$10.8
Restricted cash	14.6	10.5
Accounts receivable, net of allowance for credit losses of $0.7 and $0.4, respectively (Note 2)	68.2	70.9
Inventories (Note 2)	9.1	10.4
Taxes applicable to subsequent years	60.4	77.4
Regulatory assets, current	17.6	19.7
Taxes receivable	39.7	35.7
Prepayments and other current assets	7.4	10.8
Total current assets	224.3	246.2

Property, plant & equipment:
Property, plant & equipment	2,374.1	2,333.6
Less: Accumulated depreciation and amortization	(1,019.1)	(1,012.7)
	1,355.0	1,320.9
Construction work in process	84.6	104.5
Total net property, plant & equipment	1,439.6	1,425.4

Other non-current assets:
Regulatory assets, non-current	175.8	173.8
Intangible assets, net of amortization	17.6	18.2
Other non-current assets	17.3	19.6
Total other non-current assets	210.7	211.6
Total assets	$1,874.6	$1,883.2

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$224.9	$179.8
Accounts payable	54.1	74.4
Accrued taxes	83.2	79.4
Accrued interest	5.5	1.4
Customer deposits	20.0	20.6
Regulatory liabilities, current	22.5	27.9
Accrued and other current liabilities	11.7	16.3
Total current liabilities	421.9	399.8

Non-current liabilities:
Long-term debt (Note 6)	434.6	434.6
Deferred income taxes	163.6	158.1
Taxes payable	45.8	82.3
Regulatory liabilities, non-current	240.9	243.6
Accrued pension and other post-retirement benefits	71.7	79.9
Other non-current liabilities	10.6	11.5
Total non-current liabilities	967.2	1,010.0

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	617.0	617.0
Accumulated other comprehensive loss	(36.5)	(36.9)
Accumulated deficit	(95.4)	(107.1)
Total common shareholder's equity	485.5	473.4
Total liabilities and shareholder's equity	$1,874.6	$1,883.2
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Three months ended March 31,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$11.7	$29.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	17.3	18.0
Deferred income taxes	3.0	(0.9)
Changes in certain assets and liabilities:
Accounts receivable, net	2.8	2.6
Inventories	1.3	(0.5)
Taxes applicable to subsequent years	17.0	18.1
Deferred regulatory costs, net	(5.0)	7.7
Accounts payable	(8.6)	(12.7)
Accrued taxes payable / receivable	(36.7)	(27.4)
Accrued interest	4.1	0.1
Accrued pension and other post-retirement benefits	(8.2)	(6.8)
Other	1.3	2.3
Net cash provided by operating activities	—	29.5
Cash flows from investing activities:
Capital expenditures	(43.7)	(33.7)
Other investing activities, net	(0.7)	—
Net cash used in investing activities	(44.4)	(33.7)
Cash flows from financing activities:
Borrowings from revolving credit facilities	45.0	—
Retirement of long-term debt, including early payment premium	—	(1.1)
Other financing activities, net	—	(0.1)
Net cash provided by / (used in) financing activities	45.0	(1.2)
Cash, cash equivalents, and restricted cash:
Net change	0.6	(5.4)
Balance at beginning of period	21.3	66.2
Cash, cash equivalents, and restricted cash at end of period	$21.9	$60.8
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$0.7	$5.9
Non-cash financing and investing activities:
Accruals for capital expenditures	$4.8	$4.8
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net comprehensive income				0.4	11.7	12.1
Balance, March 31, 2020	41,172,173	$0.4	$617.0	$(36.5)	$(95.4)	$485.5

(a)	$0.01 par value, 50,000,000 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2019	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				0.4	29.0	29.4
Other					(0.3)	(0.3)
Balance, March 31, 2019	41,172,173	$0.4	$711.8	$(34.9)	$(202.9)	$474.4

(a)	$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 527,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. As a result of Generation Separation, DP&L now only has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Beckjord and Hutchings Coal generating facilities, which have either been sold or closed. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were almost entirely eliminated in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. See Note 3 – Regulatory Matters for more information. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 622 people as of March 31, 2020. Approximately 58% of DP&L employees are under a collective bargaining agreement, which expires October 31, 2020.

Financial Statement Presentation
DP&L does not have any subsidiaries.

We have evaluated subsequent events through the date this report is issued.

Certain immaterial amounts from prior periods have been reclassified to conform to the current period presentation.

These financial statements have been prepared in accordance with GAAP for interim financial statements, the instructions of Form 10-Q and Regulation S-X. Accordingly, certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with GAAP have been omitted from this interim report. Therefore, our interim financial statements in this report should be read along with the annual financial statements included in our Form 10-K for the fiscal year ended December 31, 2019.

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of March 31, 2020; our results of operations for the three months ended March 31, 2020 and 2019, our cash flows for the three months ended March 31, 2020 and 2019 and the changes in our equity for the three months ended March 31, 2020 and 2019. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three months ended March 31, 2020 may not be indicative of our results that will be realized for the full year ending December 31, 2020.

The preparation of financial statements in conformity with GAAP requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the revenues and expenses of the periods reported. Actual results could differ from these estimates. Significant items subject to such estimates and judgments include: recognition of revenue including unbilled revenues, the carrying value of property, plant and equipment; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; and assets and liabilities related to employee benefits.

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheet that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	March 31, 2020	December 31, 2019
Cash and cash equivalents	$7.3	$10.8
Restricted cash	14.6	10.5
Cash, Cash Equivalents, and Restricted Cash, End of Period	$21.9	$21.3

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended March 31, 2020 and 2019 were $12.4 million and $13.9 million, respectively.

New accounting pronouncements adopted in 2020 – The following table provides a brief description of recently adopted accounting pronouncements that had an impact on our financial statements. Accounting pronouncements not listed below were assessed and determined to be either not applicable or did not have a material impact on our financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2016-13, 2018-19, 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, 2020-03 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	See discussion of the ASU below.	January 1, 2020	See impact upon adoption of the standard below.

ASU 2016-13 and its subsequent corresponding updates revised the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss (CECL) model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it is done today, except that unrealized losses due to credit-related factors are recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.

The new current expected credit loss model primarily impacts the calculation of expected credit losses on $60.4 million in gross trade accounts receivable. The application of CECL on our trade accounts receivable did not have a material impact on our condensed financial statements.

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
2020-04, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform.
		April 1, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed financial statements.
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes
The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.
		January 1, 2021. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at March 31, 2020 and December 31, 2019:

	March 31,	December 31,
$ in millions	2020	2019
Accounts receivable, net:
Customer receivables	$44.5	$45.0
Unbilled revenue	15.9	19.4
Amounts due from affiliates	4.6	3.9
Due from PJM transmission enhancement settlement	1.8	1.8
Other	2.1	1.2
Allowance for credit losses	(0.7)	(0.4)
Total accounts receivable, net	$68.2	$70.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the three months ended March 31, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Ending Allowance Balance at March 31, 2020
Allowance for credit losses	$0.4	$0.4	$(0.1)	$0.7

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions would impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of March 31, 2020. Amounts are written off when reasonable collections efforts have been exhausted.

Inventories are made up of materials and supplies at March 31, 2020 and December 31, 2019.

Accumulated Other Comprehensive Income / (Loss)
The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three months ended March 31, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended
		March 31,
$ in millions		2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.1)	$(0.1)
	Income tax expense	—	—
	Net of income taxes	(0.1)	(0.1)

Amortization of defined benefit pension items (Note 8):
	Other expense	1.0	0.9
	Income tax expense / (benefit)	(0.2)	(0.2)
	Net of income taxes	0.8	0.7

Total reclassifications for the period, net of income taxes		$0.7	$0.6

The changes in the components of Accumulated Other Comprehensive Loss during the three months ended March 31, 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligation	Total
Balance at January 1, 2020	$(0.4)	$(36.5)	$(36.9)

Other comprehensive loss before reclassifications	(0.3)	—	(0.3)
Amounts reclassified from AOCI to earnings	(0.1)	0.8	0.7
Net current period other comprehensive income / (loss)	(0.4)	0.8	0.4

Balance at March 31, 2020	$(0.8)	$(35.7)	$(36.5)

Note 3 – Regulatory Matters

DP&L ESP Orders
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially filed on March 13, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3. The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, which were filed with the PUCO on April 1, 2020. A comment period is set for July 2020 and an evidentiary hearing regarding this matter is scheduled for October 2020 (if needed) with a final ruling expected in early 2021. DP&L is also subject to an annual retrospective SEET. The ultimate outcome of the ESP v. MRO and SEET proceedings could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows.

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

On January 23, 2020 DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On April 15, 2020, DP&L filed a Supplemental Application related to the COVID-19 emergency requesting certain tariff modifications for commercial and industrial customers, and deferral of the amounts associated with waiving minimum demand charges. See Note 11 – Risks and Uncertainties for additional information regarding the COVID-19 pandemic.

FERC Proceedings
On November 15, 2018 FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, DP&L filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. The formula rate includes adjustments to flow back over time the excess deferred income taxes caused by the TCJA. The NOPR, therefore, no longer applies to DP&L. The rate changes will increase revenues by approximately $4.1 million through the end of 2020, subject to refund based on final approved rates.

Note 4 – Fair Value

The fair value of current financial assets and liabilities, debt service reserves and other deposits approximate their reported carrying amounts. The estimated fair values of our assets and liabilities have been determined using available market information. By virtue of these amounts being estimates and based on hypothetical transactions to sell assets or transfer liabilities, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. For further information on our valuation techniques and policies, see Note 5—Fair Value in Item 8. — Financial Statements and Supplementary Data of our Form 10-K.

The following table presents the fair value, carrying value and cost of our non-derivative instruments at March 31, 2020 and December 31, 2019. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	March 31, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.1	3.1	2.3	4.2
Debt securities	4.1	4.0	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total assets	$6.4	$7.3	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.5	$601.1	$574.4	$600.5

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the three months ended March 31, 2020 or 2019.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $(1.1) million and $0.5 million during the during the three months ended March 31, 2020 and 2019, respectively.

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

The fair value of assets and liabilities at March 31, 2020 and December 31, 2019 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at March 31, 2020 (a)				Fair value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.3	$—	$—	$0.3
Equity securities	—	3.1	—	3.1	—	4.2	—	4.2
Debt securities	—	4.0	—	4.0	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master Trust assets	0.2	7.1	—	7.3	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total derivative assets	—	—	—	—	—	0.1	—	0.1

Total assets	$0.2	$7.1	$—	$7.3	$0.3	$8.6	$—	$8.9

Liabilities
Derivative liabilities
Interest rate hedges	$—	$0.3	$—	$0.3	$—	$—	$—	$—
Long-term debt	—	583.6	17.5	601.1	—	583.0	17.5	600.5

Total liabilities	$—	$583.9	$17.5	$601.4	$—	$583.0	$17.5	$600.5

(a)	Includes credit valuation adjustment

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

Our long-term debt is fair valued for disclosure purposes only and most of the fair values are determined using quoted market prices in inactive markets. These fair value inputs are considered Level 2 in the fair value hierarchy. As the Wright-Patterson Air Force Base note is not publicly traded, the fair value inputs are considered Level 3 in the fair value hierarchy as there are no observable inputs. Additional Level 3 disclosures are not presented since our long-term debt is not recorded at fair value.

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

Cash Flow Hedges
As part of our risk management processes, we identify the relationships between hedging instruments and hedged items, as well as the risk management objective and strategy for undertaking various hedge transactions. The fair values of cash flow hedges determined by current public market prices will continue to fluctuate with changes in market prices up to contract expiration. With the adoption of ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted improvements to Accounting for Hedging Activities effective January 1, 2019, we are no longer required to calculate effectiveness and thus the entire change in the fair value of a hedging instrument is recorded in other comprehensive income and amounts deferred will be reclassified to earnings in the same income statement line as the hedged item in the period in which it settles.

As of March 31, 2020, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. The AOCI associated with the swaps will be amortized out of AOCI into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCI for the cash flow hedges for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31, 2020	March 31, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCI	$(0.4)	$0.6
Net losses associated with current period hedging transactions	(0.3)	(0.2)
Net gains reclassified to earnings
Interest expense	(0.1)	(0.1)
Ending accumulated derivative gains / (losses) in AOCI	$(0.8)	$0.3

Portion expected to be reclassified to earnings in the next twelve months	$(0.1)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	5

Financial Statement Effect
DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

$ in millions (net of tax)	Hedging Designation	Balance sheet classification	March 31, 2020	December 31, 2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1
Interest rate swap	Cash Flow Hedge	Accrued and other current liabilities	$(0.3)	$—

Note 6 – Long-term Debt

The following table summarizes DP&L's long-term debt.

	Interest		March 31,	December 31,
$ in millions	Rate	Maturity	2020	2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
Tax-exempt First Mortgage Bonds - rates from 2.40% - 2.93% (a) and 1.29% - 1.42% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.5	17.5
Unamortized deferred financing costs			(5.3)	(5.4)
Unamortized debt discounts and premiums, net			(2.7)	(2.7)
Total long-term debt			574.5	574.4
Less: current portion			(139.9)	(139.8)
Long-term debt, net of current portion			$434.6	$434.6

(a)	Range of interest rates for the three months ended March 31, 2020.

(b)	Range of interest rates for the year ended December 31, 2019.

Line of credit
At March 31, 2020 and December 31, 2019, DP&L had outstanding borrowings on its line of credit of $85.0 million and $40.0 million, respectively.

Long-term debt covenants and restrictions
DP&L’s Bond Purchase and Covenants Agreement (financing document entered into in connection with the sale of our variable rate tax-exempt First Mortgage Bonds, dated as of August 1, 2015) has two financial covenants. The first measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.65 to 1.00; except that the ratio is suspended as DP&L’s long-term indebtedness is less than or equal to $750.0 million. This financial covenant was met with a ratio of 0.58 to 1.00 as of March 31, 2020.

The second financial covenant measures EBITDA to Interest Expense. The Total EBITDA to Interest Charges ratio is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the interest charges for the same period. The ratio, per the agreement, is to be not less than 2.50 to 1.00. This financial covenant was met with a ratio of 7.83 to 1.00 as of March 31, 2020.

DP&L's unsecured revolving credit facility has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.58 to 1.00 as of March 31, 2020.

As of March 31, 2020, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31,
	2020	2019
DP&L	9.3%	17.4%

Income tax expense for the three months ended March 31, 2020 and 2019 was calculated using the estimated annual effective income tax rates for 2020 and 2019 of 9.1% and 17.3%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DP&L’s effective combined state and federal income tax rate was 9.3%. This is lower than the combined federal and state statutory rate of 22.3% primarily due to the net tax benefit related to the reversal of excess deferred taxes as a percentage of pre-tax book income.

For the three months ended March 31, 2020, DP&L’s current period effective tax rate for all operations was not materially different than the estimated annual effective rate.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the three-month periods ended March 31, 2020 and 2019.

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

The net periodic benefit cost of the pension benefit plans for the three months ended March 31, 2020 and 2019 was:

	Three months ended
	March 31,
$ in millions	2020	2019
Service cost	$0.9	$0.9
Interest cost	3.0	3.7
Expected return on plan assets	(4.7)	(5.0)
Amortization of unrecognized:
Prior service cost	0.3	0.5
Actuarial loss	2.2	1.7
Net periodic benefit cost	$1.7	$1.8

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.7 million at March 31, 2020 and $9.6 million at December 31, 2019 were not material to the financial statements in the periods covered by this report.

Note 9 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At March 31, 2020, DP&L could be responsible for the repayment of 4.9%, or $65.8 million, of $1,343.2 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of March 31, 2020, cannot be reasonably determined.

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

DP&L's revenue from contracts with customers was $164.8 million and $200.7 million for the three months ended March 31, 2020 and 2019, respectively. The following table presents our revenue from contracts with customers and other revenue for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
$ in millions	2020	2019
Retail revenue
Retail revenue from contracts with customers	$150.2	$182.7
Other retail revenue (a)	3.3	0.7
Wholesale revenue
Wholesale revenue from contracts with customers	2.7	5.0
RTO ancillary revenue	10.7	10.9
Capacity revenue	1.2	2.1
Miscellaneous revenue	0.9	—
Total revenues	$169.0	$201.4

(a)	Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $59.1 million and $64.4 million as of March 31, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note – 11 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel. The State of Ohio has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has resulted in decreased energy demand within our service territory. On March 12, 2020, the PUCO also issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

For the quarter ending March 31, 2020, COVID-19 had a limited impact on our financial results and operations, as the full extent of the economic impact of the pandemic only started to materialize in Ohio in the second half of March 2020. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods. We continue to explore regulatory measures which we believe could partially mitigate the impact of COVID-19 on our financial results. See Note 3 – Regulatory Matters for a discussion of regulatory measures we have taken which we believe could partially mitigate the impact of COVID-19 on our financial results.

Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations

This report includes the combined filing of DPL and DP&L. DP&L is a wholly-owned subsidiary of DPL and is a public utility incorporated in 1911 under the laws of Ohio. On November 28, 2011, DPL became an indirectly wholly-owned subsidiary of AES, a global power company. Throughout this report, the terms “we,” “us,” “our” and “ours” are used to refer to both DPL and DP&L, respectively and together, unless the context indicates otherwise. Discussions or areas of this report that apply only to DPL or DP&L will clearly be noted in the section.

FORWARD-LOOKING INFORMATION
The following discussion contains forward-looking statements and should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related footnotes of DPL and the Condensed Financial Statements and related footnotes of DP&L included in Part I – Financial Information, the risk factors in Item 1A to Part I of our Form 10-K for the fiscal year ended December 31, 2019, in Part II, Item 1A of this Form 10-Q and our “Forward-Looking Statements” section of this Form 10-Q. For a list of certain abbreviations or acronyms in this discussion, see the Glossary at the beginning of this Form 10-Q.

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

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was lower by $18.8 million, or 98.0% for the three months ended March 31, 2020, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2020 vs. 2019
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	$(12.0)
Net decrease in the volume of retail kWh sold mostly due to milder weather and, to a lesser extent, lower demand, partially offset by lower purchased power volume	(8.0)
Increase due to lower interest expense from debt refinancings in 2019	4.8
Other	(3.6)
Net change in income from continuing operations before income tax	$(18.8)

DP&L
Compared with the prior year, DP&L's net income from continuing operations before income taxes was lower by $22.2 million, or 63% for the three months ended March 31, 2020, primarily due to factors including, but not limited to:

Three months ended
March 31,
$ in millions	2020 vs. 2019
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	$(12.0)
Net decrease in the volume of retail kWh sold mostly due to milder weather and, to a lesser extent, lower demand, partially offset by lower purchased power volume	(8.0)
Other	(2.2)
Net change in income before income tax	$(22.2)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended
	March 31,
$ in millions	2020	2019	$ change	% change
Revenues:
Retail	$153.5	$183.1	$(29.6)	(16)%
Wholesale	4.9	8.4	(3.5)	(42)%
RTO ancillary	10.8	10.9	(0.1)	(1)%
Capacity revenues	2.2	3.7	(1.5)	(41)%
Miscellaneous revenues	3.3	2.9	0.4	14%
Total revenues	174.7	209.0	(34.3)	(16)%

Operating costs and expenses
Net fuel cost	4.0	3.5	0.5	14%
Purchased power:
Purchased power	57.4	66.5	(9.1)	(14)%
RTO charges	5.4	7.3	(1.9)	(26)%
RTO capacity charges	0.4	0.4	—	—%
Net purchased power cost	63.2	74.2	(11.0)	(15)%
Operation and maintenance	48.7	51.0	(2.3)	(5)%
Depreciation and amortization	17.8	18.4	(0.6)	(3)%
Taxes other than income taxes	20.9	19.5	1.4	7%
Other, net	(0.1)	0.9	(1.0)	(111)%
Total operating costs and expenses	154.5	167.5	(13.0)	(8)%

Operating income	20.2	41.5	(21.3)	(51)%

Other income / (expense), net:
Interest expense	(18.9)	(23.7)	4.8	(20)%
Other income / (expense)	(0.9)	1.4	(2.3)	(164)%
Total other expense, net	(19.8)	(22.3)	2.5	(11)%

Income from continuing operations before income tax (a)	$0.4	$19.2	$(18.8)	(98)%

(a)
For purposes of discussing operating results, we present and discuss Income from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

DPL – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the Decoupling Rider (effective January 1, 2019 through December 18, 2019), weather had a minimal impact on our 2019 net operating results. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 3 - Regulatory Matters of our Form 10-K and Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements.

Factors affecting DPL's wholesale sales volume include wholesale market prices; retail demand throughout the entire wholesale market area; unit availability to sell into the wholesale market; and weather conditions.

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended
	March 31,
	2020	2019
Actual
Heating degree-days	2,337	2,692
Cooling degree-days	—	—

30-year average (b)
Heating degree-days	2,833	2,829
Cooling degree-days	2	2

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

(b)	30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2020	2019
Retail electric sales (b)	3,443	3,670
Wholesale electric sales (c)	239	261
Total electric sales	3,682	3,931

Billed electric customers (end of period)	527,058	525,957

(a)	Electric sales are presented in millions of kWh.

(b)
DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,015 kWh for the three months ended March 31, 2020 and 1,109 kWh for the three months ended March 31, 2019.

(c)	Included within DPL wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC and the generation output of Conesville.

During the three months ended March 31, 2020, revenue decreased $34.3 million to $174.7 million compared to $209.0 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(26.7)
Decrease due to removal of DIR	(6.2)
Increase due to reinstatement of RSC rider	17.6
Other	(2.4)
Net change in retail rate	(17.7)

Volume
Decrease in volume primarily due to a decrease in heating degree-days of 355	(12.5)

Other miscellaneous	0.6
Total retail change	(29.6)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(3.5)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(1.6)

Other
Miscellaneous revenues	0.4

Net change in revenues	$(34.3)

DPL – Net Purchased Power
During the three months ended March 31, 2020, Net purchased power decreased $11.0 million to $63.2 million compared to $74.2 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	(4.6)
Volume
Decrease primarily due to lower retail load served due to milder weather	(4.5)
Total purchased power change	(9.1)
RTO charges
Decrease due to lower transmission and congestion charges	(1.9)

Net change in purchased power	$(11.0)

DPL – Operation and Maintenance
During the three months ended March 31, 2020, Operation and maintenance expense decreased $2.3 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2020 vs. 2019
Decrease in alternative energy and energy efficiency programs (a)	$(2.8)
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	1.5
Other, net	(1.0)
Net change in operation and maintenance expense	$(2.3)

(a)    There is a corresponding offset in Revenues associated with these programs.

DPL - Taxes Other Than Income Taxes
During the three months ended March 31, 2020, Taxes other than income taxes increased $1.4 million compared to the same period in the prior year. The increase was primarily due to an increase in assessed values for Ohio properties for 2020.

DPL – Interest Expense
During the three months ended March 31, 2020, Interest expense decreased $4.8 million compared to the same period in the prior year. The decrease was primarily the result of the reduction and refinancing of debt at DPL and DP&L in 2019.

DPL – Other Income / (Expense)
During the three months ended March 31, 2020, Other income / (expense) decreased $2.3 million compared to the same period in the prior year. The decrease was primarily the result of unrealized losses on the Master Trust assets due to decreased fair value of investments.

DPL – Income Tax Expense / (Benefit) From Continuing Operations
Income tax expense of $2.7 million during the three months ended March 31, 2019 changed to an income tax benefit of $0.5 million during the three months ended March 31, 2020. The change of $3.2 million was primarily due to lower pre-tax income and a lower effective tax rate in the current year versus the prior year.

DPL – Discontinued Operations
Net income from discontinued operations was $1.0 million for the three months ended March 31, 2020 compared to $25.6 million for the three months ended March 31, 2019. This income relates to the generation components of Stuart and Killen, which were retired in 2018. See Part I, Item 1, Note 13 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 527,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and DP&L’s Hutchings Coal generating facility, which was closed in 2013. This facility did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, it is grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include collections and amortization of fuel deferrals from historical periods, are included in the Utility segment.

Included within the “Other” column are other businesses that do not meet the GAAP requirements for disclosure as reportable segments as well as certain corporate costs, which include interest expense and loss on early extinguishment of debt on DPL's long-term debt as well as adjustments related to purchase accounting from the Merger. DPL's undivided interest in Conesville is included within the "Other" column as it does not meet the requirement for disclosure as a reportable operating segment. The accounting policies of the reportable segment are the same as those described in Note 1 – Overview and Summary of Significant Accounting Policies of our 10-K. Intersegment sales, costs of sales and expenses are eliminated in consolidation. Certain shared and corporate costs are allocated between "Other" and the Utility reporting segment.

See Part I, Item 1, Note 11 – Business Segments of Notes to DPL's Condensed Consolidated Financial Statements for additional information regarding DPL’s reportable segment.

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended
	March 31,
$ in millions	2020	2019
Utility	$12.9	$35.1
Other	(12.5)	(15.9)
Income from continuing operations before income tax (a)	$0.4	$19.2

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

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended
	March 31,
$ in millions	2020	2019	$ change	% change
Revenues:
Retail	$153.5	$183.4	$(29.9)	(16)%
Wholesale	2.7	5.0	(2.3)	(46)%
RTO ancillary	10.7	10.9	(0.2)	(2)%
Capacity revenues	1.2	2.1	(0.9)	(43)%
Miscellaneous revenues	0.9	—	0.9	—%
Total revenues	169.0	201.4	(32.4)	(16)%

Operating costs and expenses
Net fuel cost	0.6	0.9	(0.3)	(33)%
Purchased power:
Purchased power	57.3	66.1	(8.8)	(13)%
RTO charges	5.1	7.2	(2.1)	(29)%
Net purchased power cost	62.4	73.3	(10.9)	(15)%
Operation and maintenance	47.1	48.2	(1.1)	(2)%
Depreciation and amortization	17.3	18.0	(0.7)	(4)%
Taxes other than income taxes	20.8	19.4	1.4	7%
Other, net	(0.1)	—	(0.1)	—%
Total operating costs and expenses	148.1	159.8	(11.7)	(7)%

Operating income	20.9	41.6	(20.7)	(50)%

Other income / (expense), net:
Interest expense	(6.2)	(7.1)	0.9	(13)%
Other income / (expense)	(1.8)	0.6	(2.4)	(400)%
Total other expense, net	(8.0)	(6.5)	(1.5)	23%

Income before income tax (a)	$12.9	$35.1	$(22.2)	(63)%

(a)
For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

DP&L – Revenues
Retail customers, especially residential and commercial customers, consume more electricity on warmer and colder days. Therefore, our retail sales demand is affected by the number of heating and cooling degree-days occurring during a year. Cooling degree-days typically have a more significant effect than heating degree-days since some residential customers do not use electricity to heat their homes. Because of the impact of the Decoupling Rider (effective January 1, 2019 through December 18, 2019), weather had a minimal impact on our 2019 net operating results. Additionally, our retail revenues are affected by regulated rates and riders including the changes to our ESP described in Note 3 - Regulatory Matters of our Form 10-K and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended
	March 31,
	2020	2019
Retail electric sales (b)	3,443	3,670
Wholesale electric sales (c)	119	160
Total electric sales	3,562	3,830

Billed electric customers (end of period)	527,058	525,957

(a)	Electric sales are presented in millions of kWh.

(b)
DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,015 kWh for the three months ended March 31, 2020 and 1,109 kWh for the three months ended March 31, 2019.

(c)	Included within DP&L wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended March 31, 2020, revenue decreased $32.4 million to $169.0 million compared to $201.4 million in the same period of the prior year. This change was primarily the result of changes in the components of revenue shown below:

Three months ended
March 31,
$ in millions	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(26.7)
Decrease due to removal of DIR	(6.2)
Increase due to reinstatement of RSC rider	17.6
Other	(2.4)
Net change in retail rate	(17.7)

Volume
Decrease in volume primarily due to a decrease in heating degree-days of 355	(12.5)

Other miscellaneous	0.3
Total retail change	(29.9)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(2.3)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(1.1)

Other
Miscellaneous revenues	0.9

Net change in revenues	$(32.4)

DP&L – Net Purchased Power
During the three months ended March 31, 2020, net purchased power decreased $10.9 million to $62.4 million compared to $73.3 million in the same period of the prior year. This change was primarily the result of changes in the cost of purchased power shown below.

Three months ended
March 31,
$ in millions	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(4.3)
Volume
Decrease primarily due to lower retail load served due to milder weather	(4.5)
Total purchased power change	(8.8)
RTO charges
Decrease due to lower transmission and congestion charges	(2.1)

Net change in purchased power	$(10.9)

DP&L – Operation and Maintenance
During the three months ended March 31, 2020, Operation and Maintenance expense decreased $1.1 million compared to the same period in the prior year. The main drivers of this change are as follows:

Three months ended
March 31,
$ in millions	2020 vs. 2019
Increase in alternative energy and energy efficiency programs (a)	$(2.8)
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	1.5
Other, net	0.2
Net change in operation and maintenance expense	$(1.1)

(a)    There is a corresponding offset in Revenues associated with these programs.

DP&L - Taxes Other Than Income Taxes
During the three months ended March 31, 2020, Taxes other than income taxes increased $1.4 million compared to the same period in the prior year. The increase was primarily due to an increase in assessed values for Ohio properties for 2020.

DP&L – Other Income / (Expense)
During the three months ended March 31, 2020, Other income / (expense) decreased $2.4 million compared to the same period in the prior year. The decrease was primarily the result of unrealized losses on the Master Trust assets due to decreased fair value of investments.

DP&L – Income Tax Expense
Income tax expense of $6.1 million during the three months ended March 31, 2019 decreased to $1.2 million during the three months ended March 31, 2020 primarily due to lower pre-tax income and a lower effective tax rate in the current year versus the prior year.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the Decoupling Rider effective January 1, 2019, our financial results were not driven by retail demand and weather but were impacted by customer growth within our service territory. However, the Decoupling Rider was removed with the withdrawal of the 2017 ESP and approved ESP 1 rates in December 2019. As such, our results are again impacted by retail demand and weather. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:

•	regulatory outcomes;

•	the passage of new legislation, implementation of regulations or other changes in regulation;

•	timely recovery of transmission and distribution expenditures; and

•	with respect to DPL, exiting generation assets currently owned by AES Ohio Generation.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers.

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. For the quarter ending March 31, 2020, COVID-19 had a limited impact on our financial results and operations, as the full extent of the economic impact of the pandemic only started to materialize in Ohio in the second half of March. We expect further impacts in the second quarter of 2020, and any such impacts during the second quarter or in other future periods could have material and adverse effects on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part II, Item 1A-Risk Factors of this Form 10-Q.

Business Continuity - As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to generate, transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While there are stay-at-home restrictions in place in Ohio, our operations are considered essential and have not been significantly disrupted. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the pandemic only started to materialize in Ohio in the second half of March. Our business experienced a slight decrease in demand toward the end of March, which increased with respect to our commercial and industrial customers in April, but was partially offset by an increase in residential demand as stay-at-home orders began to take effect. For the quarter ended March 31, 2020, commercial and industrial revenues were approximately 26% of DPL and DP&L’s total retail revenues, while residential revenues were approximately 63%. While we cannot predict the length and magnitude of the pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2020.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. For further discussion of our financial condition, liquidity, and capital requirements, see Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations-Capital Resources and Liquidity of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. We experienced only minor credit-related impacts from utility customers in the first quarter of 2020 but expect significant economic disruptions from the COVID-19 in the second quarter of 2020 and extending, potentially for the remainder of 2020 and beyond. If these disruptions occur, further deterioration in our credit exposures and customer collections could result. However, as discussed in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, DP&L’s uncollectible expense is deferred for future collection.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

CARES Act - The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, certain elements may provide some cash benefits in the near term.

Income Taxes - The demands placed on the U.S. Government to respond to the pandemic may cause delays to the expected issuance of regulations pursuant to the TCJA enacted in 2017. Our interpretation of the TCJA may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. Such changes may be material.

See Note 14 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Note 11 – Risks and Uncertainties of Notes to DP&L's Condensed Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-Q for more information.

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2019 Form 10-K previously filed with the SEC during 2020 describes other regulatory matters which have not materially changed since that filing. See Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements for further information regarding regulatory matters.

U.S. Executive Order Regarding Power Equipment - On May 1, 2020, President Trump issued an executive order banning transactions involving the acquisition, importation, transfer, or installation of certain equipment to be used in connection with the operation of the U.S. interconnected transmission network and electric generation facilities needed to maintain transmission reliability. The ban would apply if such equipment is designed, manufactured or supplied by any company that is subject to, or controlled by, the jurisdiction of a country considered by the United States to be a foreign adversary and such transaction would pose an unacceptable risk to the national security of the United States (Executive Order). We are reviewing the Executive Order and will consider the rules and regulations to be issued pursuant to this Executive Order when they become available, including rules and regulations that may define foreign adversaries, such as China, under the Executive Order or identify equipment or vendors that are exempt from any restrictions under the Executive Order. At this time, the impact of this Executive Order on our business is uncertain.

Reference Rate Reform
As discussed in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, of our Form 10-K, in July 2017, the U.K. Financial Conduct Authority announced that it intends to phase out LIBOR by the end of 2021. In the U.S., the Alternative Reference Rate Committee at the Federal Reserve identified the Secured Overnight Financing Rate (SOFR) as its preferred alternative rate for LIBOR; alternative reference rates in other key markets are under development. We maintain financial instruments that use LIBOR as an interest rate benchmark and have begun to engage with our counterparties to discuss specific action items to be undertaken in order to prepare for amendments when they become due.

Environmental Matters
In addition to imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at our facilities to comply, or to determine compliance, with such regulations. We record liabilities for loss contingencies related to environmental matters when a loss is probable of occurring and can be reasonably estimated in accordance with the provisions of GAAP. Accordingly, we have immaterial accruals for loss contingencies for environmental matters. We also have several environmental matters for which we have not accrued loss contingencies because the risk of loss is not probable, or a loss cannot be reasonably estimated. We evaluate the potential liability related to environmental matters quarterly and may revise our estimates. Such revisions in the estimates of the potential liabilities could have a material adverse effect on our results of operations, financial condition and cash flows. We refer to the discussion in “Item 1. Business - Environmental Matters” in our 2019 Form 10-K for a discussion of certain recent developments in environmental laws and regulations.

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

Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act (WIIN Act), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule which is in process. On February 20, 2020, the US EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On March 3, 2020, the EPA released a pre-publication version of amendments to the CCR rule titled “A Holistic Approach to Closure Part B”. It is too early to determine whether the CCR rule or any revisions to or reconsideration of the rule may have a material impact on our business, financial condition or results of operations.

Clean Water Act - Regulation of Water Discharge
DP&L and other utilities at times apply the Nationwide Permit 12 (NWP 12) issued by the U.S. Army Corps of Engineers (Corps) in completing transmission and distribution projects that may involve waters of the U.S. NWP 12 is the nationwide permit for Utility Line Activities, specifically those required for construction and maintenance, provided the activity does not result in the loss of greater than 1/2-acre of waters of the U.S. for each single and complete project.

On April 15, 2020, in a proceeding involving the construction of the Keystone XL pipeline, the U.S. District Court for the District of Montana (Montana District Court) vacated NWP 12 and enjoined its application. On April 27, 2020, the Corps moved for the Montana District Court to stay pending appeal those portions of the April 15, 2020 order that vacate NWP 12 and enjoin its application. In the alternative, the Corps has asked the Montana District Court to stay its vacatur and injunction as they relate to anything other than the Keystone XL pipeline. In addition, the Corps moved to expedite consideration of its Motion to Stay and requested a ruling no later than May 11, 2020. On April 28, 2020, the Montana District Court granted the request to expedite only the briefing schedule to be completed by May 8, 2020, but denied the request for an administrative stay while the Montana District Court considers the Corps' Motion to Stay. It is too early to determine whether this decision could have a material adverse effect on our results of operations, financial condition and cash flows.

On April 23, 2020, the U.S. Supreme Court issued a decision in the Hawaii Wildlife Fund v. County of Maui case related to whether a Clean Water Act permit is required when pollutants originate from a point source but are conveyed to navigable waters through a nonpoint source such as groundwater. The U.S. Supreme Court held that discharges to groundwater require a permit if the addition of the pollutants through groundwater is the functional equivalent of a direct discharge from the point source into navigable waters. We are still reviewing this decision and it is too early to determine whether this decision may have a material impact on our business, financial condition or results of operations.

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $39.6 million and $7.3 million, respectively, at March 31, 2020. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,378.1 million and $582.5 million, respectively.

Approximately $140.2 million of DPL's long-term debt, including $140.2 million of DP&L's long-term debt, matures within twelve months of the balance sheet date, which we expect to repay using a combination of cash on hand, net cash provided by operating activities and/or net proceeds from the issuance of new debt. In April 2020, DP&L filed for approval to, among other things, issue up to $140.0 million in aggregate principal amount of long-term indebtedness for a term not to exceed 30 years. From time to time, we may elect to repurchase our outstanding debt through cash purchases, privately negotiated transactions or otherwise when management believes such repurchases are favorable to make. The amounts involved in any such repurchases may be material. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

DPL	Three months ended March 31,
$ in millions	2020	2019
Net cash provided by operating activities	$12.4	$36.6
Net cash used in investing activities	(40.2)	(34.3)
Net cash provided by / (used in) financing activities	35.0	(1.2)
Net change	7.2	1.1
Balance at beginning of period	47.0	111.7
Cash, cash equivalents, and restricted cash at end of period	$54.2	$112.8

DPL – Net cash from operating activities

	Three months ended March 31,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income	$1.9	$42.1	$(40.2)
Depreciation and amortization	17.8	(3.1)	20.9
Deferred income taxes	3.4	5.2	(1.8)
Net income, adjusted for non-cash items	23.1	44.2	(21.1)
Net change in operating assets and liabilities	(10.7)	(7.6)	(3.1)
Net cash provided by operating activities	$12.4	$36.6	$(24.2)

The net change in operating assets and liabilities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven by the following:

$ in millions	$ Change
Decrease from deferred regulatory costs, net primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	(12.7)
Increase from accounts receivable primarily due to higher collections on generation-related receivables in the current year	10.1
Other	(0.5)
Net decrease in cash from changes in operating assets and liabilities	$(3.1)

DPL – Net cash from investing activities
Net cash used in investing activities was $(40.2) million for the three months ended March 31, 2020 compared to $(34.3) million for the three months ended March 31, 2019. This $5.9 million increase in cash used primarily relates to a $10.3 million increase in capital expenditures due to the timing of spending, partially offset by $5.1 million of proceeds received from the sale of software in the current year.

DPL – Net cash from financing activities
Net cash provided by / (used in) financing activities was $35.0 million for the three months ended March 31, 2020 compared to $(1.2) million from financing activities for the three months ended March 31, 2019. This $36.2 million increase primarily relates to a $35.0 million increase in net draws on revolving credit facilities in the current year.

Cash Flow Analysis - DP&L

The following table summarizes the cash flows of DP&L:

DP&L	Three months ended March 31,
$ in millions	2020	2019
Net cash provided by operating activities	$—	$29.5
Net cash used in investing activities	(44.4)	(33.7)
Net cash provided by / (used in) financing activities	45.0	(1.2)
Net change	0.6	(5.4)
Balance at beginning of period	21.3	66.2
Cash, cash equivalents, and restricted cash at end of period	$21.9	$60.8

DP&L – Net cash from operating activities

	Three months ended March 31,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income	$11.7	$42.1	$(30.4)
Depreciation and amortization	17.3	18.0	(0.7)
Deferred income taxes	3.0	(0.9)	3.9
Other adjustments to Net income	—	(13.1)	13.1
Net income, adjusted for non-cash items	32.0	46.1	(14.1)
Net change in operating assets and liabilities	(32.0)	(16.6)	(15.4)
Net cash provided by operating activities	$—	$29.5	$(29.5)

The net change in operating assets and liabilities during the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was driven by the following:

$ in millions	$ Change
Decrease from deferred regulatory costs, net, primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	$(12.7)
Other	(2.7)
Net decrease in cash from changes in operating assets and liabilities	$(15.4)

DP&L – Net cash from investing activities
Net cash used in investing activities was $(44.4) million for the three months ended March 31, 2020 compared to $(33.7) million for the three months ended March 31, 2019. This $10.7 million increase in cash used primarily relates to a $10.0 million increase in capital expenditures due to the timing of spending.

DP&L – Net cash from financing activities
Net cash provided by / (used in) financing activities was $45.0 million for the three months ended March 31, 2020 compared to $(1.2) million from financing activities for the three months ended March 31, 2019. This $46.2 million increase primarily relates to a $45.0 million increase in net draws on revolving credit facilities in the current year.

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

At March 31, 2020, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of March 31, 2020
DP&L	Revolving	June 2024	$175.0	$88.9
DPL	Revolving	June 2023	125.0	23.1
			$300.0	$112.0

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At March 31, 2020, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $85.0 million in borrowings, with the remaining $88.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the three months ended March 31, 2020 or 2019.

DPL has a revolving credit facility of $125.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and April 17, 2019 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in June 2023. At March 31, 2020, there were five letters of credit in the aggregate amount of $7.9 million outstanding and $94.0 million in borrowings, with the remaining $23.1 million available to DPL. Fees associated with this facility were not material during the three months ended March 31, 2020 or 2019.

Capital Requirements
Planned construction additions for 2020 relate primarily to new investments in and upgrades to DP&L’s transmission and distribution system. Capital projects are subject to continuing review and are revised considering changes in financial and economic conditions, load forecasts, legislative and regulatory developments and changing environmental requirements, among other factors.

DPL is projecting to spend an estimated $615.0 million in capital projects for the period 2020 through 2022, of which $608.0 million is projected to be spent by DP&L. DP&L's projection includes expected spending under DP&L's DMP filed with the PUCO in December 2018 as well as new transmission projects.

DP&L is subject to the mandatory reliability standards of NERC and ReliabilityFirst Corporation, one of the six NERC regions, of which DP&L is a member. DP&L anticipates spending approximately $73.0 million within the next five years to reinforce its transmission system to comply with mandatory NERC and FERC Form 715 planning requirements. These anticipated costs are included in the overall capital projections above.

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

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB+(a) / BB (b)	BBB+(c)	Negative	April 2020
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Negative	December 2019
Standard & Poor's Financial Services LLC	BB (b)	BBB (c)	Negative	November 2019

(a)	Rating relates to DPL’s Senior secured debt.

(b)	Rating relates to DPL's Senior unsecured debt.

(c)	Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB	BBB-	Negative	April 2020
Moody's Investors Service, Inc.	Ba1	Baa2	Negative	December 2019
Standard & Poor's Financial Services LLC	BB	BB	Negative	November 2019

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

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL has fixed-rate long-term debt. DP&L has both fixed-rate and variable-rate long-term debt. The variable-rate debt is comprised of bank held tax-

exempt bonds. The variable-rate bonds bear interest based on an underlying interest rate index, typically LIBOR. Market indexes can be affected by market demand, supply, market interest rates and other economic conditions.

At March 31, 2020, our variable rate debt consisted of $94.0 million under DPL's revolving credit facility, $85.0 million under DP&L's revolving credit facility and $140.0 million under DP&L's tax-exempt first mortgage bonds. As of March 31, 2020, the effect of a 100-basis-point change in interest rates would be approximately $3.2 million for DPL and $2.3 million for DP&L. See Part I, Item 1, Note 6 – Long-term Debt of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 6 – Long-term Debt of Notes to DP&L's Condensed Financial Statements.

As of March 31, 2020, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR.

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2019 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the three months ended March 31, 2020.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2020, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting — There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

Our Form 10-K for the fiscal year ended December 31, 2019 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Form 10-K, and should be read in conjunction with such Form 10-K.

The following information is incorporated by reference into this Item: information about the legal proceedings contained in Part I, Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations and Part I, Item 1, Note 3 – Regulatory Matters and Note 14 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters and Note 11 – Risks and Uncertainties of Notes to DP&L's Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K. Except as described below, there has been no material change in our risk factors as previously disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing our risk factors, including those contained in our Form 10-K. The risk factor below should be considered together with the other risk factors described in our Form 10-K:

The current outbreak of the novel coronavirus, or COVID-19, has adversely affected, and it or the future outbreak of any other highly infectious or contagious diseases could materially and adversely affect, our generation facilities, transmission and distribution systems, results of operations, financial condition and cash flows. Further, the spread of the COVID-19 outbreak has caused severe disruptions in the U.S. and global economy and financial markets and could potentially create widespread business continuity issues of an as yet unknown magnitude and duration.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers.

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•	further decline in customer demand as a result of general decline in business activity;

•
further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);

•
delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses and the review and approval of our applications, rates and charges by the PUCO;

•
difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;

•
negative impacts on the health of our essential personnel, especially if a significant number of them are affected, and on our operations as a result of implementing stay-at-home, quarantine and other social distancing measures;

•	a deterioration in our ability to ensure business continuity during a disruption, including increased cybersecurity attacks related to the work-from-home environment;

•	delays or inability to access, transport and deliver fuel to our generation facilities due to restrictions on business operations or other factors affecting us and our third-party suppliers;

•	delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance, which can, in turn, lead to disruption in operations;

•	delays or inability in achieving our financial goals, growth strategy and digital transformation; and

•	delays in the implementation of expected rules and regulations, including with respect to the TCJA.

We will continue to review and modify our plans as conditions change. Despite our efforts to manage and remedy these impacts to the Company, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19. Nevertheless, COVID-19 presents material uncertainty which could materially and adversely affect our transmission and distribution systems, results of operations, financial condition and cash flows.

To the extent COVID-19 adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this ‘‘Risk Factors’’ section, such as those relating to our level of indebtedness, our need to generate sufficient cash flows to service our indebtedness and our ability to comply with the covenants contained in the agreements that govern our indebtedness.

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

DPL Inc.
(Registrant)

Date:	May 6, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	May 6, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	May 6, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	May 6, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)