Form 10-Q
period 2020-06-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2020-08-06
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

DPL Inc.
(an Ohio corporation)

Commission File Number 1-9052

1065 Woodman Drive
Dayton, Ohio 45432

937-259-7215

IRS Employer Identification No. 31-1163136

THE DAYTON POWER AND LIGHT COMPANY
(an Ohio corporation)

Commission File Number 1-2385

1065 Woodman Drive
Dayton, Ohio 45432

937-259-7215

IRS Employer Identification No. 31-0258470

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

DPL Inc.	Yes	☑	No	☐
The Dayton Power and Light Company	Yes	☑	No	☐

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

DPL Inc.	Yes	☑	No	☐
The Dayton Power and Light Company	Yes	☑	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company	Emerging growth company
DPL Inc.	☐	☐	☑	☐	☐
	Large accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller reporting company	Emerging growth company
The Dayton Power and Light Company	☐	☐	☑	☐	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

DPL Inc.	☐
The Dayton Power and Light Company	☐

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

DPL Inc.	Yes	☐	No	☑
The Dayton Power and Light Company	Yes	☐	No	☑

All of the outstanding common stock of DPL Inc. is indirectly owned by The AES Corporation. All of the outstanding common stock of The Dayton Power and Light Company is owned by DPL Inc.

As of August 5, 2020, each registrant had the following shares of common stock outstanding:

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

DPL Inc. and The Dayton Power and Light Company
Quarter Ended June 30, 2020

GLOSSARY OF TERMS

The following terms are used in this Form 10-Q:

Term	Definition
2017 ESP	DP&L's ESP - approved October 20, 2017, effective November 1, 2017
AES	The AES Corporation - a global power company and the ultimate parent company of DPL
AES Ohio Generation	AES Ohio Generation, LLC - a wholly-owned subsidiary of DPL, which previously operated EGUs and made wholesale sales
AOCI	Accumulated Other Comprehensive Income
AOCL	Accumulated Other Comprehensive Loss
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
CAA	U.S. Clean Air Act - the congressional act that directs the USEPA’s regulation of stationary and mobile sources of air pollution to protect air quality and stratospheric ozone
CCR	Coal Combustion Residuals
Conesville	AES Ohio Generation's interest in Unit 4 at the Conesville EGU. This was sold on June 5, 2020.
COVID-19	The disease caused by the novel coronavirus that resulted in a global pandemic in 2020.
CSAPR	Cross-State Air Pollution Rule - the USEPA's rule to address interstate air pollution transport to decrease emissions to downwind states
Distribution Modernization Plan	Distribution Modernization Plan - on December 21, 2018, DP&L filed a comprehensive grid modernization plan pursuant to the PUCO Order in the ESP
DMR	Distribution Modernization Rider - established in the ESP as a non-bypassable rider to collect $105.0 million in revenue per year for the first three years of the ESP term
DPL	DPL Inc.
DP&L	The Dayton Power and Light Company - the principal subsidiary of DPL and a public utility that delivers electricity to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio
DRO	Distribution Rate Order - the order issued by the PUCO on September 26, 2018 establishing new base distribution rates for DP&L, which became effective October 1, 2018
EBITDA	Earnings before interest, taxes, depreciation and amortization. EBITDA also excludes the Fixed-asset impairment
EGU	Electric Generating Unit
ERISA	The Employee Retirement Income Security Act of 1974
ESP	The Electric Security Plan - a plan that a utility must file with the PUCO to establish SSO rates pursuant to Ohio law
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

MRO	Market Rate Option - a market-based plan that a utility may file with PUCO to establish SSO rates pursuant to Ohio law

GLOSSARY OF TERMS (cont.)

Term	Definition
MVIC	Miami Valley Insurance Company is a wholly-owned insurance subsidiary of DPL that provides insurance services to DPL and its subsidiaries and, in some cases, insurance services to partner companies related to the jointly-owned facility operated by AES Ohio Generation
MW	Megawatt, a unit of power equal to one million watts
NAAQS	National Ambient Air Quality Standards - the USEPA’s health and environmental based standards for six specified pollutants, as found in the ambient air
NERC	North American Electric Reliability Corporation - a not-for-profit international regulatory authority whose mission is to assure the effective and efficient reduction of risks to the reliability and security of the electric grid
Ohio EPA	Ohio Environmental Protection Agency
OVEC	Ohio Valley Electric Corporation - an electric generating company in which DP&L holds a 4.9% equity interest
Peaker assets	The generation and related assets for the 586.0 MW Tait combustion turbine and diesel generation facility, the 236.0 MW Montpelier combustion turbine generation facility, the 101.5 MW Yankee combustion turbine generation and solar facility, the 25.0 MW Hutchings combustion turbine generation facility, the 12.0 MW Monument diesel generation facility, and the 12.0 MW Sidney diesel generation facility that were sold on March 27, 2018
PJM	PJM Interconnection, LLC, an RTO
PUCO	Public Utilities Commission of Ohio
RSC	The Rate Stabilization Charge is a non-bypassable rider intended to compensate DP&L for providing stabilized rates to customers.
RTO	Regional Transmission Organization - an entity that is independent from all generation and power marketing interests and has exclusive responsibility for grid operations, short-term reliability, and transmission service within a region
SEC	U.S. Securities and Exchange Commission
SERP	Supplemental Executive Retirement Plan
Service Company	AES US Services, LLC - the shared services affiliate providing accounting, finance, and other support services to AES’ U.S. SBU businesses
SSO	Standard Service Offer represents the regulated rates, authorized by the PUCO, charged to DP&L retail customers that take retail generation service from DP&L within DP&L’s service territory
T&D	Transmission and distribution
TCJA	The Tax Cuts and Jobs Act of 2017, signed on December 22, 2017
U.S.	United States of America
USEPA	U.S. Environmental Protection Agency
USF	The Universal Service Fund is a statewide program which provides qualified low-income customers in Ohio with income-based bills and energy efficiency education programs
U.S. SBU	U.S. and Utilities Strategic Business Unit, AES’ reporting unit covering the businesses in the United States, including DPL
Utility segment	DPL's Utility segment is made up of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Matters discussed in this report that relate to events or developments that are expected to occur in the future, including management’s expectations, strategic objectives, business prospects, anticipated economic performance and financial condition and other similar matters constitute forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of future economic performance, considering the information currently available to management. These statements are not statements of historical fact and are typically identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will” and similar expressions. Such forward-looking statements are subject to risks and uncertainties and investors are cautioned that outcomes and results may vary materially from those projected due to various factors beyond our control, including but not limited to:

•growth in our service territory and changes in demand and demographic patterns;
•weather-related damage to our electrical system;
•performance of our suppliers;
•transmission and distribution system reliability and capacity;
•regulatory actions and outcomes, including, but not limited to, the review and approval of our rates and charges by the PUCO;
•federal and state legislation and regulations;
•changes in our credit ratings or the credit ratings of AES;

•fluctuations in the value of pension plan assets, fluctuations in pension plan expenses and our ability to fund defined benefit pension plans;
•changes in financial or regulatory accounting policies;
•environmental matters, including costs of compliance with, and liabilities related to, current and future environmental laws and requirements;
•interest rates and the use of interest rate hedges, inflation rates and other costs of capital;
•the availability of capital;
•the ability of subsidiaries to pay dividends or distributions to DPL;
•level of creditworthiness of counterparties to contracts and transactions;
•labor strikes or other workforce factors, including the ability to attract and retain key personnel;
•facility or equipment maintenance, repairs and capital expenditures;
•significant delays or unanticipated cost increases associated with construction projects;
•the availability and cost of funds to finance working capital and capital needs, particularly during periods when the time lag between incurring costs and recovery is long and the costs are material;
•local economic conditions;
•costs and effects of legal and administrative proceedings, audits, settlements, investigations and claims and the ultimate disposition of litigation;
•industry restructuring, deregulation and competition;
•issues related to our participation in PJM, including the cost associated with membership, allocation of costs, costs associated with transmission expansion, the recovery of costs incurred and the risk of default of other PJM participants;
•changes in tax laws and the effects of our tax strategies;
•product development, technology changes and changes in prices of products and technologies;
•cyberattacks and information security breaches;
•the use of derivative contracts;
•catastrophic events such as fires, explosions, terrorist acts, acts of war, pandemic events, including the outbreak of COVID-19, or natural disasters such as floods, earthquakes, tornadoes, severe winds, ice or snowstorms, droughts or other similar occurrences; and
•the risks and other factors discussed in this report and other DPL and DP&L filings with the SEC.

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Revenues	$155.1	$179.6	$326.3	$383.6

Operating costs and expenses
Net fuel cost	0.3	0.5	0.9	1.4
Net purchased power cost	49.2	54.2	112.0	127.9
Operation and maintenance	43.7	45.8	90.8	94.4
Depreciation and amortization	18.5	17.9	36.2	36.3
Taxes other than income taxes	21.0	18.0	41.9	37.5
Other, net	0.1	—	—	—
Total operating costs and expenses	132.8	136.4	281.8	297.5

Operating income	22.3	43.2	44.5	86.1

Other income / (expense), net:
Interest expense	(19.4)	(21.7)	(38.3)	(45.4)
Loss on early extinguishment of debt	—	(44.9)	—	(44.9)
Other income / (expense)	0.8	1.3	(0.1)	2.8
Total other expense, net	(18.6)	(65.3)	(38.4)	(87.5)

Income / (loss) from continuing operations before income tax	3.7	(22.1)	6.1	(1.4)

Income tax expense / (benefit) from continuing operations	2.8	(3.6)	2.7	(2.7)

Net income / (loss) from continuing operations	0.9	(18.5)	3.4	1.3

Discontinued operations (Note 13):
Income / (loss) from discontinued operations before income tax	(1.2)	2.8	(2.0)	31.1
Gain from disposal of discontinued operations	4.5	—	4.5	0.1
Income tax expense from discontinued operations	0.7	0.4	0.5	6.5
Net income from discontinued operations	2.6	2.4	2.0	24.7

Net income / (loss)	$3.5	$(16.1)	$5.4	$26.0
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Net income / (loss)	$3.5	$(16.1)	$5.4	$26.0
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0, $0.1, $0.0 and $0.2 for each respective period	0.2	(0.5)	(0.1)	(0.8)
Reclassification to earnings, net of income tax expense of $0.0, $0.0, $0.1 and $0.1 for each respective period	(0.2)	(0.3)	(0.5)	(0.5)
Total derivative activity	—	(0.8)	(0.6)	(1.3)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.1), $0.0, $(0.1) and $0.0 for each respective period	0.2	—	0.5	0.1
Total change in unfunded pension and postretirement obligations	0.2	—	0.5	0.1

Other comprehensive income / (loss)	0.2	(0.8)	(0.1)	(1.2)

Net comprehensive income / (loss)	$3.7	$(16.9)	$5.3	$24.8
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$412.2	$36.5
Restricted cash	0.1	10.5
Accounts receivable, net of allowance for credit losses of $3.0 and $0.4, respectively (Note 2)	61.8	67.9
Inventories (Note 2)	9.1	10.4
Taxes applicable to subsequent years	40.9	77.5
Regulatory assets, current	21.7	19.7
Taxes receivable	5.7	23.6
Prepayments and other current assets	5.9	7.6
Current assets of discontinued operations and held-for-sale businesses	—	22.3
Total current assets	557.4	276.0

Property, plant & equipment:
Property, plant & equipment	1,774.2	1,701.9
Less: Accumulated depreciation and amortization	(385.0)	(362.6)
	1,389.2	1,339.3
Construction work in process	96.5	106.3
Total net property, plant & equipment	1,485.7	1,445.6

Other non-current assets:
Regulatory assets, non-current	176.9	173.8
Intangible assets, net of amortization	18.2	19.3
Other non-current assets	19.2	20.0
Non-current assets of discontinued operations and held-for-sale businesses	—	1.1
Total other non-current assets	214.3	214.2

Total assets	$2,257.4	$1,935.8

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$379.2	$283.8
Accounts payable	62.9	72.6
Accrued taxes	87.1	79.3
Accrued interest	11.7	11.4
Customer deposits	19.3	20.7
Regulatory liabilities, current	17.3	27.9
Accrued and other current liabilities	22.6	21.2
Current liabilities of discontinued operations and held-for-sale businesses	—	9.0
Total current liabilities	600.1	525.9

Non-current liabilities:
Long-term debt (Note 6)	1,392.8	1,223.3
Deferred income taxes	172.9	133.7
Taxes payable	43.1	81.1
Regulatory liabilities, non-current	227.5	243.6
Accrued pension and other post-retirement benefits	70.5	79.9
Other non-current liabilities	19.1	11.8
Non-current liabilities of discontinued operations and held-for-sale businesses	—	8.4
Total non-current liabilities	1,925.9	1,781.8

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,468.7	2,370.7
Accumulated other comprehensive loss	(3.7)	(3.6)
Accumulated deficit	(2,733.6)	(2,739.0)
Total common shareholder's deficit	(268.6)	(371.9)

Total liabilities and shareholder's deficit	$2,257.4	$1,935.8
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$5.4	$26.0
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	36.4	13.9
Loss on early extinguishment of debt	—	44.9
Deferred income taxes	33.5	8.6
Gain on disposal and sale of business, net	(4.5)	(0.1)
Loss on asset disposal, net	0.2	0.9
Changes in certain assets and liabilities:
Accounts receivable, net	19.1	24.7
Inventories	4.7	(4.0)
Taxes applicable to subsequent years	36.8	37.5
Deferred regulatory costs, net	(19.5)	(6.7)
Accounts payable	(10.1)	7.8
Accrued taxes payable / receivable	(13.0)	(41.7)
Accrued interest	0.3	(2.4)
Accrued pension and other post-retirement benefits	(9.3)	(8.7)
Other	2.8	(1.7)
Net cash provided by operating activities	82.8	99.0
Cash flows from investing activities:
Capital expenditures	(84.0)	(63.4)
Payments on disposal and sale of business	(0.6)	—
Proceeds from sale of assets (a)	5.1	—
Other investing activities, net	(0.8)	(3.2)
Net cash used in investing activities	(80.3)	(66.6)
Cash flows from financing activities:
Payments of deferred financing costs	(6.1)	(8.1)
Issuance of long-term debt, net of discount	415.0	821.7
Retirement of long-term debt, including early payment premium	—	(978.0)
Borrowings from revolving credit facilities	75.0	73.0
Repayment of borrowings from revolving credit facilities	(219.0)	(10.0)
Equity contribution from parent	98.0	—
Other financing activities, net	(0.1)	(0.1)
Net cash provided by / (used in) financing activities	362.8	(101.5)
Cash, cash equivalents, and restricted cash:
Net change	365.3	(69.1)
Balance at beginning of period	47.0	111.7
Cash, cash equivalents, and restricted cash at end of period	$412.3	$42.6
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$41.1	$45.3
Income taxes paid / (refunded), net	$(52.0)	$0.9
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.1	$20.5
Accruals from sale of business	$3.4	$—

(a) Proceeds from sale of assets include $5.1 million of proceeds received from AES during the six months ended June 30, 2020 related to the 2019 sale of software previously recorded on AES Ohio Generation. There was no gain or loss recorded on the transaction.

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net comprehensive income				(0.3)	1.9	1.6
Balance, March 31, 2020	1	—	2,370.7	(3.9)	(2,737.1)	(370.3)
Net comprehensive income				0.2	3.5	3.7
Capital contributions from parent			98.0			98.0
Balance, June 30, 2020	1	$—	$2,468.7	$(3.7)	$(2,733.6)	$(268.6)

(a) 1,500 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance, January 1, 2019	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(0.4)	42.1	41.7
Capital contributions (b)			1.5			1.5
Other			0.1			0.1
Balance, March 31, 2019	1	—	2,372.1	1.8	(2,802.3)	(428.4)
Net comprehensive loss				(0.8)	(16.1)	(16.9)
Capital contributions (b)			(1.5)			(1.5)
Balance, June 30, 2019	1	$—	$2,370.6	$1.0	$(2,818.4)	$(446.8)

(a)1,500 shares authorized.
(b)Represents the conversion of a tax sharing payable to AES to contributed capital, as DP&L's 2017 ESP restricted tax sharing payments to AES during the term of the ESP. See Note 9 – Shareholder's Deficit.

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

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 528,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were largely offset in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. See Note 3 – Regulatory Matters for more information. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

DPL’s other primary subsidiary is MVIC. MVIC is our captive insurance company that provides insurance services to DP&L and our other subsidiaries. In prior periods, AES Ohio Generation was also a primary subsidiary. In 2020, AES Ohio Generation's only operating asset was an undivided interest in Conesville, which was sold in June 2020. See Note 13 – Discontinued Operations for more information. DPL's subsidiaries are all wholly-owned.

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

DPL and its subsidiaries employed 644 people as of June 30, 2020, of which 643 were employed by DP&L. Approximately 58% of all DPL employees are under a collective bargaining agreement, which expires October 31, 2020.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2020; our results of operations for the three and six months ended June 30, 2020 and 2019, our cash flows for the six months ended June 30, 2020 and 2019 and the changes in our equity for the three and six months ended June 30, 2020 and 2019. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2020 may not be indicative of our results that will be realized for the full year ending December 31, 2020.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$412.2	$36.5
Restricted cash	0.1	10.5
Cash, Cash Equivalents, and Restricted Cash, End of Period	$412.3	$47.0

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2020 and 2019 were $10.9 and $10.4 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2020 and 2019 were $23.3 million and $24.3 million, respectively.

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

On January 1, 2020, we adopted ASC 326 Financial Instruments - Credit Losses and its subsequent corresponding updates ("ASC 326"). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss ("CECL") model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.

We applied the modified retrospective method of adoption for ASC 326. Under this transition method, we applied the transition provisions starting at the date of adoption. The new current expected credit loss model primarily impacts the calculation of expected credit losses on our trade accounts receivable. The adoption of ASC 326 and application of CECL on our trade accounts receivable did not have a material impact on our condensed consolidated financial statements.

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
2020-04, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).
		Effective for all entities March 12, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes	The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

	Transition method: various	January 1, 2021. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
$ in millions	2020	2019
Accounts receivable, net:
Customer receivables	$41.4	$45.7
Unbilled revenue	19.9	19.4
Amounts due from affiliates	0.2	0.3
Due from PJM transmission enhancement settlement	1.8	1.8
Other	1.5	1.1
Allowance for credit losses	(3.0)	(0.4)
Total accounts receivable, net	$61.8	$67.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at June 30, 2020
Allowance for credit losses	$0.4	$2.6	$(2.9)	$2.9	$3.0

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses have increased during the second quarter of 2020. See Note 14 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories consist of materials and supplies at June 30, 2020 and December 31, 2019.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated Other Comprehensive Income / (Loss) by component during the three and six months ended June 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2020	2019	2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.2)	$(0.3)	$(0.6)	$(0.6)
	Income tax expense	—	—	0.1	0.1
	Net of income taxes	(0.2)	(0.3)	(0.5)	(0.5)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.3	—	0.6	0.1
	Income tax benefit	(0.1)	—	(0.1)	—
	Net of income taxes	0.2	—	0.5	0.1

Total reclassifications for the period, net of income taxes		$—	$(0.3)	$—	$(0.4)

The changes in the components of Accumulated Other Comprehensive Loss during the six months ended June 30, 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance at January 1, 2020	$14.5	$(18.1)	$(3.6)

Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCI to earnings	(0.5)	0.5	—
Net current period other comprehensive income / (loss)	(0.6)	0.5	(0.1)

Balance at June 30, 2020	$13.9	$(17.6)	$(3.7)

Note 3 – Regulatory Matters

DP&L ESP Orders
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3. The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, which were filed with the PUCO on April 1, 2020. A comment period was set for July 2020 and an evidentiary hearing regarding this matter is scheduled for October 2020 (if needed) with a final ruling expected in early 2021. DP&L is also subject to an annual retrospective SEET. The ultimate outcome of the ESP v. MRO and SEET proceedings could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows.

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

In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required DP&L to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. DP&L filed its plan on July 15, 2020 and is awaiting approval by the PUCO. Recovery of these deferrals will be addressed in a future rate proceeding.

FERC Proceedings
On November 15, 2018 the FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, DP&L filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. The formula rate includes adjustments to flow back over time the excess deferred income taxes caused by the TCJA. The NOPR, therefore, no longer applies to DP&L. The rate changes will increase revenues by approximately $4.1 million through the end of 2020 as of the effective date, subject to refund based on final approved rates.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2020 and December 31, 2019. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	June 30, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.3	$0.3
Equity securities	2.1	3.7	2.3	4.2
Debt securities	4.1	4.1	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total Assets	$6.3	$7.9	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,772.0	$1,844.5	$1,363.1	$1,404.0

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2020 or 2019.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.8 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and $(0.3) million and $0.7 million during the during the six months ended June 30, 2020 and 2019, respectively.

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

The fair value of assets and liabilities at June 30, 2020 and December 31, 2019 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at June 30, 2020 (a)				Fair value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.1	$—	$—	$0.1	$0.3	$—	$—	$0.3
Equity securities	—	3.7	—	3.7	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master Trust assets	0.1	7.8	—	7.9	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total Derivative assets	—	—	—	—	—	0.1	—	0.1

Total Assets	$0.1	$7.8	$—	$7.9	$0.3	$8.6	$—	$8.9

Liabilities
Derivative liabilities
Interest rate hedges	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Long-term debt	—	1,827.1	17.4	1,844.5	—	1,386.5	17.5	1,404.0

Total Liabilities	$—	$1,827.2	$17.4	$1,844.6	$—	$1,386.5	$17.5	$1,404.0

(a) Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:

•Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.
•Level 2 inputs are used to value derivatives such as interest rate hedge contracts which are valued using a benchmark interest rate. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.
•Level 3 inputs such as certain debt balances are considered a Level 3 input because the notes are not publicly traded. Our long-term debt is fair valued for disclosure purposes only.

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

As of June 30, 2020, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. The AOCL associated with the swaps will be amortized out of AOCL into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2020 and 2019:

	Three months ended
	June 30, 2020	June 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Power
Beginning accumulated derivative gains in AOCL	$13.9	$16.1	$0.4
Net gains / (losses) associated with current period hedging transactions	0.2	(0.5)	—
Net gains reclassified to earnings
Interest expense	(0.2)	(0.3)	—
Ending accumulated derivative gains in AOCL	$13.9	$15.3	$0.4

	Six months ended
	June 30, 2020	June 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Power
Beginning accumulated derivative gains in AOCL	$14.5	$16.6	$0.4
Net losses associated with current period hedging transactions	(0.1)	(0.8)	—
Net gains reclassified to earnings
Interest expense	(0.5)	(0.5)	—
Ending accumulated derivative gains in AOCL	$13.9	$15.3	$0.4

Portion expected to be reclassified to earnings in the next twelve months	$(1.1)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	2

Financial Statement Effect
DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DPL's interest rate swaps are as follows:

$ in millions (net of tax)	Hedging Designation	Balance sheet classification	June 30, 2020	December 31, 2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1
Interest rate swap	Cash Flow Hedge	Accrued and other current liabilities	$0.1	$—

Note 6 – Long-term Debt

The following table summarizes DPL's long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2020	2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
Tax-exempt First Mortgage Bonds - rates from 2.40% - 2.93% (a) and 1.15% - 2.47% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.4	17.5
Unamortized deferred financing costs			(5.5)	(5.4)
Unamortized debt discounts and premiums, net			(2.6)	(2.7)
Total long-term debt at DP&L			574.3	574.4

Senior unsecured bonds	7.25%	2021	380.0	380.0
Senior unsecured bonds	4.13%	2025	415.0	—
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(11.9)	(5.9)
Unamortized debt discounts and premiums, net			(1.0)	(1.0)
Total long-term debt			1,772.0	1,363.1
Less: current portion			(379.2)	(139.8)
Long-term debt, net of current portion			$1,392.8	$1,223.3

(a)Range of interest rates for the six months ended June 30, 2020.
(b)Range of interest rates for the year ended December 31, 2019.
(c)Note payable to related party.

Lines of credit
At June 30, 2020 and December 31, 2019, DPL had outstanding borrowings on its line of credit of $0.0 million and $104.0 million, respectively. At June 30, 2020 and December 31, 2019, DP&L had outstanding borrowings on its line of credit of $0.0 million and $40.0 million, respectively.

Significant transactions
On July 31, 2020 DP&L issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. As a result of this refinancing, the $140.0 million tax-exempt First Mortgage Bonds are presented as long-term debt as of June 30, 2020.

On June 19, 2020 DPL closed a $415.0 million issuance of senior unsecured notes. These notes carry an interest rate of 4.125% and mature on July 1, 2025. Proceeds from the issuance and cash on hand were used to redeem in-full the remaining balance of $380.0 million of DPL's 7.25% senior unsecured notes. These bonds were redeemed at par plus accrued interest and a make-whole premium of $30.8 million on July 20, 2020.

On June 1, 2020 DPL amended its secured revolving credit facility. As a result of the amendment, the borrowing limit was reduced from $125.0 million to $110.0 million, the Total Debt to EBITDA covenant was eliminated, the EBITDA to Interest Expense covenant was reduced from 2.25 to 1.00 to 1.70 to 1.00, increasing to 1.75 to 1.00 as of September 30, 2022 and 2.00 to 1.00 as of December 31, 2022, and a trailing-twelve months minimum EBITDA covenant of $125.0 million was added, increasing to $130.0 million as of September 30, 2022 and $150.0 million as of December 31, 2022. Starting with the quarter ended September 30, 2021, the borrowing limit will be reduced by $5.0 million per quarter should DPL’s Total Debt to EBITDA ratio calculated for the period of four consecutive quarters exceed 7.00 to 1.00.

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of June 30, 2020, this financial covenant was in compliance.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of June 30, 2020, this financial covenant was met with a ratio of 2.75 to 1.00.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of June 30, 2020, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of DP&L's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.48 to 1.00 as of June 30, 2020.

As of June 30, 2020, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
DPL	50.0%	16.6%	37.2%	12.8%

Income tax expense for the six months ended June 30, 2020 and 2019 was calculated using the estimated annual effective income tax rates for 2020 and 2019 of 71.1% and 12.3%, respectively. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income. To the extent that actual pre-tax results for the year differ from the forecasts applied to the most recent interim period, the estimated rates could be materially different from the actual effective tax rates. DPL’s effective combined state and federal income tax rate for all operations was 50.0% and 37.2% for the three and six months ended June 30, 2020, respectively. This rate is higher than the combined federal and state statutory rate of 22.3% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of DP&L and the reversal of an uncertain tax position; these were partially offset by an adjustment to our deferred tax balances.

For the six months ended June 30, 2020, DPL’s current period effective tax rate for all operations was different than the estimated annual effective rate when applied to DPL's Income before income tax due to the impact of discrete items mentioned above as well as the pre-tax income recorded on the sale of Conesville.

AES files federal and state income tax returns which consolidate DPL and its subsidiaries. Under a tax sharing agreement with AES, DPL is responsible for the income taxes associated with its own taxable income and records the provision for income taxes using a separate return method. Effective with the approval of DP&L's 2017 ESP, through November 21, 2019, DPL was restricted from making tax sharing payments to AES throughout the term of the DMR and amounts that would otherwise have been tax sharing liabilities were converted to deemed capital contributions. With the November 21, 2019 order from the PUCO that removed the DMR, this requirement was eliminated. During the six months ended June 30, 2020, DPL received a payment from AES of $52.0 million against its tax receivable balance as part of a $150.0 million payment from AES. See Note 9 – Shareholder's Deficit for additional information.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the six-month periods ended June 30, 2020 and 2019.

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

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2020 and 2019 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Service cost	$1.0	$0.9	$1.9	$1.8
Interest cost	2.9	3.8	5.9	7.5
Expected return on plan assets	(4.7)	(5.0)	(9.4)	(10.0)
Amortization of unrecognized:
Prior service cost	0.2	0.3	0.5	0.6
Actuarial loss	1.6	1.0	3.1	2.1
Net periodic benefit cost	$1.0	$1.0	$2.0	$2.0

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.6 million at June 30, 2020 and $9.6 million at December 31, 2019 were not material to the financial statements in the periods covered by this report.

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

For the six months ended June 30, 2019, DPL had a current tax benefit. Consequently, there was no conversion of current tax liabilities to AES capital contributions for the six months ended June 30, 2019.

During the six months ended June 30, 2020, DPL received $150.0 million in a cash contribution from AES, which DPL then used to make a $150.0 million capital contribution to DP&L. The contribution at DPL represented an equity capital contribution of $98.0 million and a payment of $52.0 million against its tax receivable. The proceeds from the capital contribution at DP&L will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system.

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

At June 30, 2020, DPL had $11.9 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. At June 30, 2020 and December 31, 2019, we had no outstanding balance of obligations covered by these guarantees.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At June 30, 2020, DP&L could be responsible for the repayment of 4.9%, or $64.0 million, of $1,306.0 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members had filed for bankruptcy protection and the bankruptcy court had approved that member's rejection of the OVEC arrangement and its related obligations. Subsequent to that decision, another entity has assumed that member's ownership interest and all related liabilities.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2020, cannot be reasonably determined.

Environmental Matters
DPL’s and DP&L’s current and previously-owned facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions;
•Litigation with federal and certain state governments and certain special interest groups;

•Rules and future rules issued by the USEPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and
•Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste. The majority of solid waste created from the combustion of coal and fossil fuels consists of fly ash and other coal combustion by-products.

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

We have several pending environmental matters associated with our previously-owned coal-fired generation units. Some of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 528,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and DP&L’s Hutchings Coal generating facility, which was closed in 2013. This facility did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, it is grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include collections and amortization of fuel deferrals from historical periods, are included in the Utility segment.

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended June 30, 2020
Revenues from external customers	$152.8	$2.3	$—	$155.1
Intersegment revenues	0.3	0.9	(1.2)	—
Total revenues	$153.1	$3.2	$(1.2)	$155.1

Depreciation and amortization	$18.2	$0.3	$—	$18.5
Interest expense	$6.4	$13.0		$19.4
Income / (loss) from continuing operations before income tax	$15.5	$(11.8)	$—	$3.7

Capital expenditures	$36.8	$2.6	$—	$39.4

$ in millions	Utility	Other (a)	Adjustments and Eliminations	DPL Consolidated
Three Months Ended June 30, 2019
Revenues from external customers	$177.4	$2.2	$—	$179.6
Intersegment revenues	0.3	0.8	(1.1)	—
Total revenues	$177.7	$3.0	$(1.1)	$179.6

Depreciation and amortization	$17.5	$0.4	$—	$17.9
Interest expense	$6.7	$15.0	$—	$21.7
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$36.0	$(58.1)	$—	$(22.1)

Capital expenditures	$28.5	$0.6	$—	$29.1

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2020
Revenues from external customers	$321.6	$4.7	$—	$326.3
Intersegment revenues	0.5	1.7	(2.2)	—
Total revenues	$322.1	$6.4	$(2.2)	$326.3

Depreciation and amortization	$35.5	$0.7	$—	$36.2
Interest expense	$12.6	$25.7		$38.3
Income / (loss) from continuing operations before income tax	$28.4	$(22.3)	$—	$6.1

Capital expenditures	$80.5	$3.5	$—	$84.0

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Six months ended June 30, 2019
Revenues from external customers	$378.5	$5.1	$—	$383.6
Intersegment revenues	0.6	1.6	(2.2)	—
Total revenues	$379.1	$6.7	$(2.2)	$383.6

Depreciation and amortization	$35.5	$0.8	$—	$36.3
Interest expense	$13.8	$31.6	$—	$45.4
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$71.1	$(72.5)	$—	$(1.4)

Capital expenditures	$62.2	$1.2	$—	$63.4

Total Assets	June 30, 2020	December 31, 2019
Utility	$1,933.1	$1,883.2
All Other (a)	324.3	52.6
DPL Consolidated	$2,257.4	$1,935.8

(a) "All Other" includes Total assets related to the assets of discontinued operations and held-for-sale businesses and Eliminations for all periods presented. "All Other" Total assets at June 30, 2020 is primarily cash on hand from debt issuances.

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

DPL's revenue from contracts with customers was $148.3 million and $168.6 million for the three months ended June 30, 2020 and 2019, respectively, and $315.3 million and $371.9 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and six months ended June 30, 2020 and 2019:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended June 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$83.7	$—	$—	$83.7
Commercial revenue	26.5	—	—	26.5
Industrial revenue	11.9	—	—	11.9
Governmental revenue	8.6	—	—	8.6
Other (a)	2.6	—	—	2.6
Total retail revenue from contracts with customers	133.3	—	—	133.3
Other retail revenue (b)	5.4	—	—	5.4
Wholesale revenue
Wholesale revenue from contracts with customers	1.8	—	(0.3)	1.5
RTO ancillary revenue	10.1	0.1	—	10.2
Capacity revenue	1.1	—	—	1.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.2	—	2.2
Other miscellaneous revenue	1.4	0.9	(0.9)	1.4
Total revenues	$153.1	$3.2	$(1.2)	$155.1

$ in millions	Utility	Other	Adjustments and Eliminations	Total

	Three Months Ended June 30, 2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$87.4	$—	$—	$87.4
Commercial revenue	33.8	—	—	33.8
Industrial revenue	15.4	—	—	15.4
Governmental revenue	10.9	—	0.3	11.2
Other (a)	3.1	—	—	3.1
Total retail revenue from contracts with customers	150.6	—	0.3	150.9
Other retail revenue (b)	10.4	—	—	10.4
Wholesale revenue
Wholesale revenue from contracts with customers	3.4	—	(0.6)	2.8
RTO ancillary revenue	10.9	—	—	10.9
Capacity revenue	1.8	—	—	1.8
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.2	—	2.2
Other miscellaneous revenue	0.6	0.8	(0.8)	0.6
Total revenues	$177.7	$3.0	$(1.1)	$179.6

	Six months ended June 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$180.6	$—	$—	$180.6
Commercial revenue	55.4	—	—	55.4
Industrial revenue	23.7	—	—	23.7
Governmental revenue	17.8	—	—	17.8
Other (a)	6.0	—	—	6.0
Total retail revenue from contracts with customers	283.5	—	—	283.5
Other retail revenue (b)	8.7	—	—	8.7
Wholesale revenue
Wholesale revenue from contracts with customers	4.5	—	(0.5)	4.0
RTO ancillary revenue	20.8	0.1	—	20.9
Capacity revenue	2.3	—	—	2.3
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	4.6	—	4.6
Other miscellaneous revenue	2.3	1.7	(1.7)	2.3
Total revenues	$322.1	$6.4	$(2.2)	$326.3

	Six months ended June 30, 2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$206.4	$—	$—	$206.4
Commercial revenue	68.9	—	—	68.9
Industrial revenue	29.8	—	—	29.8
Governmental revenue	21.9	—	—	21.9
Other (a)	6.3	—	—	6.3
Total retail revenue from contracts with customers	333.3	—	—	333.3
Other retail revenue (b)	11.1	—	—	11.1
Wholesale revenue
Wholesale revenue from contracts with customers	8.4	—	(0.6)	7.8
RTO ancillary revenue	21.8	—	—	21.8
Capacity revenue	3.9	—	—	3.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	5.1	—	5.1
Other miscellaneous revenue	0.6	1.6	(1.6)	0.6
Total revenues	$379.1	$6.7	$(2.2)	$383.6

(a) "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b) Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.
(c) Miscellaneous revenue from contracts with customers primarily includes revenues for various services provided by Miami Valley Lighting.

The balances of receivables from contracts with customers were $61.3 million and $65.1 million as of June 30, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note 13 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. As a result, DPL made cash expenditures of $0.6 million and recognized a gain on the transfer of $4.5 million for the three and six months ended June 30, 2020. For the transaction, DPL will make additional quarterly cash expenditures, totaling $3.4 million, through July 2022. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

Stuart and Killen - On May 31, 2018, DPL and AES Ohio Generation retired the Stuart Station coal-fired and diesel-fired generating units and the Killen Station coal-fired generating unit and combustion turbine, as planned. On December 20, 2019, DPL and AES Ohio Generation, together with AES Ohio Generation's joint owners in the retired Stuart and Killen generating facilities, completed the transfer of the retired generating facilities, including the associated environmental liabilities, to an unaffiliated third-party purchaser.

DPL determined that the transfers of Conesville, Stuart and Killen along with the sales of the Peaker Assets in 2018 and Miami Fort and Zimmer in 2017 constitute the disposal of a group of components, which, as a whole, represent a strategic shift to exit its AES Ohio Generation business. As such, the disposal of this group of components qualifies to be presented as discontinued operations. Therefore, the results of operations, assets and liabilities of this group of components were reported as such in the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets for all periods presented.

The following table summarizes the major categories of assets and liabilities at the date indicated:

$ in millions	December 31, 2019
Accounts receivable, net	$18.0
Inventories	3.7
Taxes applicable to subsequent years	0.3
Prepayments and other current assets	0.3
Intangible assets, net of amortization	0.1
Other non-current assets	1.0
Total assets of the disposal group classified as assets of discontinued operations and held-for-sale businesses in the balance sheets	$23.4

Accounts payable	$5.6
Accrued taxes	0.3
Accrued and other current liabilities	3.1
Deferred income taxes (a)	(6.5)
Taxes payable	0.3
Asset retirement obligations	8.3
Other non-current liabilities	6.3
Total liabilities of the disposal group classified as liabilities of discontinued operations and held-for-sale businesses in the balance sheets	$17.4

(a) Deferred income taxes represent the tax asset position of the discontinued group of components, which were netted with liabilities on DPL prior to classification as discontinued operations.

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Revenues	$8.8	$19.1	$22.4	$40.5
Operating costs and other expenses	(10.0)	(16.3)	(24.4)	(9.4)
Income from discontinued operations	(1.2)	2.8	(2.0)	31.1
Gain from disposal of discontinued operations	4.5	—	4.5	0.1
Income tax expense from discontinued operations	0.7	0.4	0.5	6.5
Net income from discontinued operations	$2.6	$2.4	$2.0	$24.7

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $(2.7) million and $6.8 million for the three months ended June 30, 2020 and 2019, respectively, and $3.6 million and $11.6 million for the six months ended June 30, 2020 and 2019, respectively. Cash flows from investing activities for discontinued operations were $(0.6) million and $4.4 million, respectively, for the three and six months ended June 30, 2020. There were no material cash flows from investing activities for the three and six months ended June 30, 2019.

AROs of Discontinued Operations
Prior to the transfer of the retired Stuart and Killen generating facilities, the facilities carried ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $22.5 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. As these plants were no longer in service, the reduction to the ARO liability was recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating and other expenses of discontinued operations for the six months ended June 30, 2019 in the table above.

Note – 14 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel. The State of Ohio has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has resulted in decreased energy demand within our service territory, though these stay-at-home restrictions have now been lifted in our service territory. On March 12, 2020, the PUCO also issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This prohibition is currently scheduled to end for DP&L on September 1, 2020, pending approval by the PUCO. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

For the three and six months ended June 30, 2020, the COVID-19 pandemic primarily impacted our retail sales demand, as the economic impact of the pandemic started to materialize in Ohio in the second half of March 2020 and more so in the second quarter of 2020. For commercial and industrial customers, weather-normalized volumes of kWh sold decreased by 11.0% and 19.9%, respectively, for the three months ended June 30, 2020 as compared to the same period in the prior year. For residential customers, weather-normalized volumes of kWh sold increased by 8.5% for the three months ended June 30, 2020 as compared to the same period in the prior year. We also have incurred, and expect to continue to incur, expenses relating to COVID-19; however, see Note 3 – Regulatory Matters for a discussion of regulatory measures, which partially mitigate the impact of these expenses. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Revenues	$153.1	$177.7	$322.1	$379.1

Operating costs and expenses
Net fuel cost	0.3	0.5	0.9	1.4
Net purchased power cost	49.0	54.1	111.4	127.4
Operation and maintenance	42.8	44.8	89.9	93.0
Depreciation and amortization	18.2	17.5	35.5	35.5
Taxes other than income taxes	21.0	18.0	41.8	37.4
Other, net	0.1	0.1	—	0.1
Total operating costs and expenses	131.4	135.0	279.5	294.8

Operating income	21.7	42.7	42.6	84.3

Other income / (expense), net:
Interest expense	(6.4)	(6.7)	(12.6)	(13.8)
Other income / (expense)	0.2	—	(1.6)	0.6
Total other expense, net	(6.2)	(6.7)	(14.2)	(13.2)

Income before income tax	15.5	36.0	28.4	71.1

Income tax expense / (benefit)	(2.3)	6.2	(1.1)	12.3

Net income	$17.8	$29.8	$29.5	$58.8
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Net income	$17.8	$29.8	$29.5	$58.8
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0, $0.1, $0.0 and $0.2 for each respective period	0.2	(0.6)	(0.1)	(0.8)
Reclassification to earnings, net of income tax benefit of $0.0, $0.0, $0.0 and $0.0 for each respective period	(0.1)	—	(0.2)	(0.1)
Total derivative activity	0.1	(0.6)	(0.3)	(0.9)

Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $(0.2), $(1.2), $(0.4) and $(1.4) for each respective period	0.8	(0.3)	1.6	0.4
Total change in unfunded pension and postretirement obligations	0.8	(0.3)	1.6	0.4

Other comprehensive income / (loss)	0.9	(0.9)	1.3	(0.5)

Net comprehensive income	$18.7	$28.9	$30.8	$58.3
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$74.1	$10.8
Restricted cash	0.1	10.5
Accounts receivable, net of allowance for credit losses of $3.0 and $0.4, respectively (Note 2)	66.0	70.9
Inventories (Note 2)	9.1	10.4
Taxes applicable to subsequent years	40.6	77.4
Regulatory assets, current	21.7	19.7
Taxes receivable	37.8	35.7
Prepayments and other current assets	7.4	10.8
Total current assets	256.8	246.2

Property, plant & equipment:
Property, plant & equipment	2,384.7	2,333.6
Less: Accumulated depreciation and amortization	(1,014.6)	(1,012.7)
	1,370.1	1,320.9
Construction work in process	94.0	104.5
Total net property, plant & equipment	1,464.1	1,425.4

Other non-current assets:
Regulatory assets, non-current	176.9	173.8
Intangible assets, net of amortization	17.2	18.2
Other non-current assets	18.1	19.6
Total other non-current assets	212.2	211.6
Total assets	$1,933.1	$1,883.2

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$0.2	$179.8
Accounts payable	59.1	74.4
Accrued taxes	84.8	79.4
Accrued interest	1.3	1.4
Customer deposits	19.0	20.6
Regulatory liabilities, current	17.3	27.9
Accrued and other current liabilities	14.1	16.3
Total current liabilities	195.8	399.8

Non-current liabilities:
Long-term debt (Note 6)	574.2	434.6
Deferred income taxes	171.6	158.1
Taxes payable	42.8	82.3
Regulatory liabilities, non-current	227.5	243.6
Accrued pension and other post-retirement benefits	70.5	79.9
Other non-current liabilities	10.6	11.5
Total non-current liabilities	1,097.2	1,010.0

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	752.9	617.0
Accumulated other comprehensive loss	(35.6)	(36.9)
Accumulated deficit	(77.6)	(107.1)
Total common shareholder's equity	640.1	473.4
Total liabilities and shareholder's equity	$1,933.1	$1,883.2
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended June 30,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$29.5	$58.8
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	35.5	35.5
Deferred income taxes	1.2	(3.5)
Changes in certain assets and liabilities:
Accounts receivable, net	4.9	18.9
Inventories	1.3	(3.5)
Taxes applicable to subsequent years	36.8	36.2
Deferred regulatory costs, net	(19.5)	(6.7)
Accounts payable	(8.7)	6.0
Accrued taxes payable / receivable	(36.1)	(33.0)
Accrued interest	(0.1)	1.5
Accrued pension and other post-retirement benefits	(9.3)	(8.6)
Other	3.2	2.4
Net cash provided by operating activities	38.7	104.0
Cash flows from investing activities:
Capital expenditures	(80.5)	(62.2)
Other investing activities, net	(0.7)	(3.2)
Net cash used in investing activities	(81.2)	(65.4)
Cash flows from financing activities:
Payments of deferred financing costs	(0.3)	(3.8)
Returns of capital paid to parent	(14.2)	(70.0)
Capital contributions from parent	150.0	—
Borrowings from revolving credit facilities	75.0	—
Repayment of borrowings from revolving credit facilities	(115.0)	—
Issuance of long-term debt, net of discount	—	422.3
Retirement of long-term debt, including early payment premium	—	(436.1)
Other financing activities, net	(0.1)	(0.1)
Net cash provided by / (used in) financing activities	95.4	(87.7)
Cash, cash equivalents, and restricted cash:
Net change	52.9	(49.1)
Balance at beginning of period	21.3	66.2
Cash, cash equivalents, and restricted cash at end of period	$74.2	$17.1
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.2	$10.3
Income taxes paid, net	$—	$12.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$10.0	$20.4
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net comprehensive income				0.4	11.7	12.1
Balance, March 31, 2020	41,172,173	0.4	617.0	(36.5)	(95.4)	485.5
Net comprehensive income				0.9	17.8	18.7
Return of capital			(14.2)			(14.2)
Capital contribution from parent			150.0			150.0
Other			0.1			0.1
Balance, June 30, 2020	41,172,173	$0.4	$752.9	$(35.6)	$(77.6)	$640.1

(a) $0.01 par value, 50,000,000 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2019	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				0.4	29.0	29.4
Other					(0.3)	(0.3)
Balance, March 31, 2019	41,172,173	0.4	711.8	(34.9)	(202.9)	474.4
Net comprehensive income				(0.9)	29.8	28.9
Return of capital			(70.0)			(70.0)
Balance, June 30, 2019	41,172,173	$0.4	$641.8	$(35.8)	$(173.1)	$433.3

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 528,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Hutchings Coal generating facility, which is now closed. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were largely offset in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. See Note 3 – Regulatory Matters for more information. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 643 people as of June 30, 2020. Approximately 58% of DP&L employees are under a collective bargaining agreement, which expires October 31, 2020.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of June 30, 2020; our results of operations for the three and six months ended June 30, 2020 and 2019, our cash flows for the six months ended June 30, 2020 and 2019 and the changes in our equity for the three and six months ended June 30, 2020 and 2019. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and six months ended June 30, 2020 may not be indicative of our results that will be realized for the full year ending December 31, 2020.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	June 30, 2020	December 31, 2019
Cash and cash equivalents	$74.1	$10.8
Restricted cash	0.1	10.5
Cash, Cash Equivalents, and Restricted Cash, End of Period	$74.2	$21.3

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended June 30, 2020 and 2019 were $10.9 million and $10.4 million, respectively. The amounts of such taxes collected for the six months ended June 30, 2020 and 2019 were $23.3 million and $24.3 million, respectively.

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

On January 1, 2020, we adopted ASC 326 Financial Instruments - Credit Losses and its subsequent corresponding updates ("ASC 326"). The new standard updates the impairment model for financial assets measured at amortized cost, known as the Current Expected Credit Loss ("CECL") model. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking "expected loss" model that generally results in the earlier recognition of an allowance for credit losses. For available-for-sale debt securities with unrealized losses, entities measure credit losses as it was done under previous GAAP, except that unrealized losses due to credit-related factors are now recognized as an allowance on the balance sheet with a corresponding adjustment to earnings in the income statement.

We applied the modified retrospective method of adoption for ASC 326. Under this transition method, we applied the transition provisions starting at the date of adoption. The new current expected credit loss model primarily impacts the calculation of expected credit losses on our trade accounts receivable. The adoption of ASC 326 and application of CECL on our trade accounts receivable did not have a material impact on our condensed financial statements.

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
2020-04, Reference Rate Form (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting
The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference to LIBOR or another reference rate expected to be discontinued by reference rate reform. This standard is effective for a limited period of time (March 12, 2020 - December 21, 2022).
		Effective for all entities March 12, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

ASU Number and Name	Description	Date of Adoption	Effect on the financial statements upon adoption
2019-12, Income Taxes (Topic 740): Simplifying the Accounting For Income Taxes	The standard removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. It also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group.

	Transition method: various	January 1, 2021. Early adoption is permitted.	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at June 30, 2020 and December 31, 2019:

	June 30,	December 31,
$ in millions	2020	2019
Accounts receivable, net:
Customer receivables	$40.0	$45.0
Unbilled revenue	19.9	19.4
Amounts due from affiliates	5.8	3.9
Due from PJM transmission enhancement settlement	1.8	1.8
Other	1.5	1.2
Allowance for credit losses	(3.0)	(0.4)
Total accounts receivable, net	$66.0	$70.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the six months ended June 30, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at June 30, 2020
Allowance for credit losses	$0.4	$2.6	$(2.9)	$2.9	$3.0

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of June 30, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses have increased during the second quarter of 2020. See Note 12 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories consist of materials and supplies at June 30, 2020 and December 31, 2019.

Accumulated Other Comprehensive Loss
The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three and six months ended June 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Income / (Loss) components	Affected line item in the Condensed Statements of Operations	Three months ended		Six months ended
		June 30,		June 30,
$ in millions		2020	2019	2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.1)	$—	$(0.2)	$(0.1)
	Income tax expense	—	—	—	—
	Net of income taxes	(0.1)	—	(0.2)	(0.1)

Amortization of defined benefit pension items (Note 8):
	Other expense	1.0	0.9	2.0	1.8
	Income tax expense / (benefit)	(0.2)	(1.2)	(0.4)	(1.4)
	Net of income taxes	0.8	(0.3)	1.6	0.4

Total reclassifications for the period, net of income taxes		$0.7	$(0.3)	$1.4	$0.3

The changes in the components of Accumulated Other Comprehensive Loss during the six months ended June 30, 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance at January 1, 2020	$(0.4)	$(36.5)	$(36.9)

Other comprehensive loss before reclassifications	(0.1)	—	(0.1)
Amounts reclassified from AOCI to earnings	(0.2)	1.6	1.4
Net current period other comprehensive income / (loss)	(0.3)	1.6	1.3

Balance at June 30, 2020	$(0.7)	$(34.9)	$(35.6)

Note 3 – Regulatory Matters

DP&L ESP Orders
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3. The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, which were filed with the PUCO on April 1, 2020. A comment period was set for July 2020 and an evidentiary hearing regarding this matter is scheduled for October 2020 (if needed) with a final ruling expected in early 2021. DP&L is also subject to an annual retrospective SEET. The ultimate outcome of the ESP v. MRO and SEET proceedings could have a material adverse effect on DP&L’s results of operations, financial condition and cash flows.

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

In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required DP&L to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. DP&L filed its plan on July 15, 2020 and is awaiting approval by the PUCO. Recovery of these deferrals will be addressed in a future rate proceeding.

FERC Proceedings
On November 15, 2018 the FERC issued a Notice of Proposed Rulemaking (NOPR) to address amortization of excess accumulated deferred income taxes resulting from the TCJA and their impact on transmission rates. Such notice requires all public utility transmission providers with stated transmission rates under an Open Access Transmission Tariff (OATT) to determine the amount of excess deferred income taxes caused by the TCJA. On March 3, 2020, DP&L filed an application before the FERC to change its transmission rate from a stated rate to a formula rate, which was accepted by the FERC and made effective as of May 3, 2020, subject to further proceeding and potential refunds. The formula rate includes adjustments to flow back over time the excess deferred income taxes caused by the TCJA. The NOPR, therefore, no longer applies to DP&L. The rate changes will increase revenues by approximately $4.1 million through the end of 2020 as of the effective date, subject to refund based on final approved rates.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at June 30, 2020 and December 31, 2019. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	June 30, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.1	$0.1	$0.3	$0.3
Equity securities	2.1	3.7	2.3	4.2
Debt securities	4.1	4.1	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total assets	$6.3	$7.9	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.3	$600.4	$574.4	$600.5

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the six months ended June 30, 2020 or 2019.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.8 million and $0.2 million during the three months ended June 30, 2020 and 2019, respectively, and $(0.3) million and $0.7 million during the during the six months ended June 30, 2020 and 2019, respectively.

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

The fair value of assets and liabilities at June 30, 2020 and December 31, 2019 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at June 30, 2020 (a)				Fair value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.1	$—	$—	$0.1	$0.3	$—	$—	$0.3
Equity securities	—	3.7	—	3.7	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master Trust assets	0.1	7.8	—	7.9	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total derivative assets	—	—	—	—	—	0.1	—	0.1

Total assets	$0.1	$7.8	$—	$7.9	$0.3	$8.6	$—	$8.9

Liabilities
Derivative liabilities
Interest rate hedges	$—	$0.1	$—	$0.1	$—	$—	$—	$—
Long-term debt	—	583.0	17.4	600.4	—	583.0	17.5	600.5

Total liabilities	$—	$583.1	$17.4	$600.5	$—	$583.0	$17.5	$600.5

(a) Includes credit valuation adjustment

Our financial instruments are valued using the market approach in the following categories:

•Level 1 inputs are used for money market accounts that are considered cash equivalents. The fair value is determined by reference to quoted market prices and other relevant information generated by market transactions.
•Level 2 inputs are used to value derivatives such as interest rate hedge contracts which are valued using a benchmark interest rate. Other Level 2 assets include open-ended mutual funds in the Master Trust, which are valued using the end of day NAV per unit.
•Level 3 inputs such as certain debt balances are considered a Level 3 input because the notes are not publicly traded. Our long-term debt is fair valued for disclosure purposes only.

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

As of June 30, 2020, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. The AOCL associated with the swaps will be amortized out of AOCL into interest expense over the remaining life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCI into interest expense.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and six months ended June 30, 2020 and 2019:

	Three months ended
	June 30, 2020	June 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCL	$(0.8)	$0.3
Net gains / (losses) associated with current period hedging transactions	0.2	(0.6)
Net gains reclassified to earnings
Interest expense	(0.1)	—
Ending accumulated derivative losses in AOCL	$(0.7)	$(0.3)

	Six months ended
	June 30, 2020	June 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCL	$(0.4)	$0.6
Net losses associated with current period hedging transactions	(0.1)	(0.8)
Net gains reclassified to earnings
Interest expense	(0.2)	(0.1)
Ending accumulated derivative losses in AOCL	$(0.7)	$(0.3)

Portion expected to be reclassified to earnings in the next twelve months	$(0.1)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	2

Financial Statement Effect
DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

$ in millions (net of tax)	Hedging Designation	Balance sheet classification	June 30, 2020	December 31, 2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1
Interest rate swap	Cash Flow Hedge	Accrued and other current liabilities	$0.1	$—

Note 6 – Long-term Debt

The following table summarizes DP&L's long-term debt.

	Interest		June 30,	December 31,
$ in millions	Rate	Maturity	2020	2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
Tax-exempt First Mortgage Bonds - rates from 2.40% - 2.93% (a) and 1.15% - 2.47% (b)		2020	140.0	140.0
U.S. Government note	4.20%	2061	17.4	17.5
Unamortized deferred financing costs			(5.5)	(5.4)
Unamortized debt discounts and premiums, net			(2.6)	(2.7)
Total long-term debt			574.3	574.4
Less: current portion			(0.1)	(139.8)
Long-term debt, net of current portion			$574.2	$434.6

(a)Range of interest rates for the six months ended June 30, 2020.
(b)Range of interest rates for the year ended December 31, 2019.

Line of credit
At June 30, 2020 and December 31, 2019, DP&L had outstanding borrowings on its line of credit of $0.0 million and $40.0 million, respectively.

Significant transactions
On July 31, 2020 DP&L issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. As a result of this refinancing, the $140.0 million tax-exempt First Mortgage Bonds are presented as long-term debt as of June 30, 2020.

Long-term debt covenants and restrictions
DP&L's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of DP&L's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.48 to 1.00 as of June 30, 2020.

As of June 30, 2020, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and six months ended June 30, 2020 and 2019.

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
DP&L	(14.8)%	17.2%	(3.9)%	17.3%

DP&L’s effective combined state and federal income tax rate was (14.8)% and (3.9)% for the three and six months ended June 30, 2020, respectively. This is different from the combined federal and state statutory rate of 22.3% primarily due to the net tax benefit related to the reversal of excess deferred taxes and the reversal of an uncertain tax position, which were partially offset by an adjustment to the deferred tax balances.
Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the six-month periods ended June 30, 2020 and 2019.

The amounts presented in the following tables for pension include the collective bargaining plan formula, the traditional management plan formula, the cash balance plan formula and the SERP, in the aggregate. The pension costs below have not been adjusted for amounts billed to the Service Company for former DP&L employees who are now employed by the Service Company or for amounts billed to AES Ohio Generation for former employees that were employed by AES Ohio Generation that are still participants in the DP&L plan.

The net periodic benefit cost of the pension benefit plans for the three and six months ended June 30, 2020 and 2019 was:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Service cost	$1.0	$0.9	$1.9	$1.8
Interest cost	2.9	3.8	5.9	7.5
Expected return on plan assets	(4.7)	(5.0)	(9.4)	(10.0)
Amortization of unrecognized:
Prior service cost	0.4	0.4	0.7	0.9
Actuarial loss	2.1	1.8	4.3	3.5
Net periodic benefit cost	$1.7	$1.9	$3.4	$3.7

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.6 million at June 30, 2020 and $9.6 million at December 31, 2019 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Equity

Capital Contribution and Returns of Capital
During the six months ended June 30, 2020, DPL made a capital contribution of $150.0 million to DP&L. The proceeds will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system. Additionally, DP&L made returns of capital payments of $14.2 million to DPL.

During the six months ended June 30, 2019, DP&L made returns of capital payments of $70.0 million to DPL.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At June 30, 2020, DP&L could be responsible for the repayment of 4.9%, or $64.0 million, of $1,306.0 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members had filed for bankruptcy protection and the bankruptcy court had approved that member's rejection of the OVEC arrangement and its related obligations. Subsequent to that decision, another entity has assumed that member's ownership interest and all related liabilities.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of June 30, 2020, cannot be reasonably determined.

Environmental Matters
DP&L’s current and previously-owned facilities and operations are subject to a wide range of federal, state and local environmental regulations and laws. The environmental issues that may affect us include:

•The federal CAA and state laws and regulations (including State Implementation Plans) which require compliance, obtaining permits and reporting as to air emissions;
•Litigation with federal and certain state governments and certain special interest groups;
•Rules and future rules issued by the USEPA, the Ohio EPA or other authorities associated with the federal Clean Water Act, which prohibits the discharge of pollutants into waters of the United States except pursuant to appropriate permits; and
•Solid and hazardous waste laws and regulations, which govern the management and disposal of certain waste.

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

DP&L's revenue from contracts with customers was $146.3 million and $166.7 million for the three months ended June 30, 2020 and 2019, respectively, and $311.1 million and $367.4 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$83.7	$87.4	$180.6	$206.4
Commercial revenue	26.5	33.8	55.4	68.9
Industrial revenue	11.9	15.4	23.7	29.8
Governmental revenue	8.6	10.9	17.8	21.9
Other (a)	2.6	3.1	6.0	6.3
Total retail revenue from contracts with customers	133.3	150.6	283.5	333.3
Other retail revenue (b)	5.4	10.4	8.7	11.1
Wholesale revenue
Wholesale revenue from contracts with customers	1.8	3.4	4.5	8.4
RTO ancillary revenue	10.1	10.9	20.8	21.8
Capacity revenue	1.1	1.8	2.3	3.9
Miscellaneous revenue	1.4	0.6	2.3	0.6
Total revenues	$153.1	$177.7	$322.1	$379.1

(a) "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b) Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $59.9 million and $64.4 million as of June 30, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days.

Note – 12 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures, and restricting travel. The State of Ohio has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has resulted in decreased energy demand within our service territory, though these stay-at-home restrictions have now been lifted in our service territory. On March 12, 2020, the PUCO also issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This prohibition is currently scheduled to end for DP&L on September 1, 2020, pending approval by the PUCO. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

For the three and six months ended June 30, 2020, the COVID-19 pandemic primarily impacted our retail sales demand, as the economic impact of the pandemic started to materialize in Ohio in the second half of March 2020 and more so in the second quarter of 2020. For commercial and industrial customers, weather-normalized volumes of kWh sold decreased by 11.0% and 19.9%, respectively, for the three months ended June 30, 2020 as compared to the same period in the prior year. For residential customers, weather-normalized volumes of kWh sold increased by 8.5% for the three months ended June 30, 2020 as compared to the same period in the prior year. We also have incurred, and expect to continue to incur, expenses relating to COVID-19; however, see Note 3 – Regulatory

Matters for a discussion of regulatory measures, which partially mitigate the impact of these expenses. The magnitude and duration of the COVID-19 pandemic is unknown at this time and may have material and adverse effects on our results of operations, financial condition and cash flows in future periods.

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

DPL has two primary subsidiaries, DP&L and MVIC. DP&L is a public utility providing electric transmission and distribution services in West Central Ohio. MVIC is our captive insurance company that provides insurance services to DP&L and our other subsidiaries. For additional information, see Item 1 – Business of our Form 10-K. All of DPL's subsidiaries are wholly-owned.

As an electric public utility in Ohio, DP&L provides regulated transmission and distribution services to its customers as well as retail SSO electric service. DP&L's sales reflect the general economic conditions, seasonal weather patterns and the growth of energy efficiency initiatives.

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was higher by $25.8 million, or 117% for the three months ended June 30, 2020 and higher by $7.5 million, or 536% for the six months ended June 30, 2020, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Increase due to loss on early extinguishment of debt in 2019, primarily due to the make-whole premium on the partial prepayment of the 7.25% Senior Notes due 2021	$44.9	$44.9
Increase due to lower interest expense from debt refinancings in 2019	2.3	7.1
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	(21.5)	(32.5)
Net increase / (decrease) in the volume of retail kWh sold primarily driven by weather impacts, partially offset by the purchased power volume variance	1.2	(8.2)
Other	(1.1)	(3.8)
Net change in income / (loss) from continuing operations before income tax	$25.8	$7.5

DP&L
Compared with the prior year, DP&L's net income from continuing operations before income taxes was lower by $20.5 million, or 57% for the three months ended June 30, 2020 and lower by $42.7 million, or 60% for the six months ended June 30, 2020, primarily due to factors including, but not limited to:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	$(21.5)	$(32.5)
Net increase / (decrease) in the volume of retail kWh sold primarily driven by weather impacts, partially offset by the purchased power volume variance	1.2	(8.2)
Other	(0.2)	(2.0)
Net change in income before income tax	$(20.5)	$(42.7)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2020	2019	$ change	% change	2020	2019	$ change	% change
Revenues:
Retail	$138.7	$161.3	$(22.6)	(14)%	$292.2	$344.4	$(52.2)	(15)%
Wholesale	1.5	2.8	(1.3)	(46)%	4.0	7.8	(3.8)	(49)%
RTO ancillary	10.2	10.9	(0.7)	(6)%	20.9	21.8	(0.9)	(4)%
Capacity revenues	1.1	1.8	(0.7)	(39)%	2.3	3.9	(1.6)	(41)%
Miscellaneous revenues	3.6	2.8	0.8	29%	6.9	5.7	1.2	21%
Total revenues	155.1	179.6	(24.5)	(14)%	326.3	383.6	(57.3)	(15)%

Operating costs and expenses
Net fuel cost	0.3	0.5	(0.2)	(40)%	0.9	1.4	(0.5)	(36)%
Purchased power:
Purchased power	43.2	49.0	(5.8)	(12)%	100.6	115.5	(14.9)	(13)%
RTO charges	6.0	5.2	0.8	15%	11.4	12.4	(1.0)	(8)%
Net purchased power cost	49.2	54.2	(5.0)	(9)%	112.0	127.9	(15.9)	(12)%
Operation and maintenance	43.7	45.8	(2.1)	(5)%	90.8	94.4	(3.6)	(4)%
Depreciation and amortization	18.5	17.9	0.6	3%	36.2	36.3	(0.1)	—%
Taxes other than income taxes	21.0	18.0	3.0	17%	41.9	37.5	4.4	12%
Other, net	0.1	—	0.1	—%	—	—	—	—%
Total operating costs and expenses	132.8	136.4	(3.6)	(3)%	281.8	297.5	(15.7)	(5)%

Operating income	22.3	43.2	(20.9)	(48)%	44.5	86.1	(41.6)	(48)%

Other income / (expense), net:
Interest expense	(19.4)	(21.7)	2.3	(11)%	(38.3)	(45.4)	7.1	(16)%
Loss on early extinguishment of debt	—	(44.9)	44.9	(100)%	—	(44.9)	44.9	(100)%
Other income / (expense)	0.8	1.3	(0.5)	(38)%	(0.1)	2.8	(2.9)	(104)%
Total other expense, net	(18.6)	(65.3)	46.7	(72)%	(38.4)	(87.5)	49.1	(56)%

Income / (loss) from continuing operations before income tax (a)	$3.7	$(22.1)	$25.8	(117)%	$6.1	$(1.4)	$7.5	(536)%

(a)For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Six months ended
	June 30,				June 30,
	2020	2019	change	% change	2020	2019	change	% change
Actual
Heating degree-days	642	417	225	54%	2,979	3,206	(227)	(7)%
Cooling degree-days	355	386	(31)	(8)%	355	386	(31)	(8)%

30-year average (b)
Heating degree-days	552	552	—	—%	3,385	3,381	4	—%
Cooling degree-days	303	300	3	1%	305	302	3	1%

(a)Heating and cooling degree-days are a measure of the relative heating or cooling required for a home or business. The heating degrees in a day are calculated as the degrees that the average actual daily temperature is below 65 degrees Fahrenheit. For example, if the average temperature on March 20th was 40 degrees Fahrenheit, the heating degrees for that day would be the 25-degree difference between 65 degrees and 40 degrees. Similarly, cooling degrees in a day are calculated as the degrees that the average actual daily temperature is above 65 degrees Fahrenheit.
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Retail electric sales (b)
Residential	1,208	1,070	2,606	2,620
Commercial and other	788	873	1,643	1,776
Industrial	763	952	1,656	1,859
Governmental	262	305	553	610
Other	3	3	9	8
Total retail electric sales	3,024	3,203	6,467	6,873
Wholesale electric sales (c)	81	110	200	270
Total electric sales	3,105	3,313	6,667	7,143

Billed electric customers (end of period)			528,350	525,176

(a)Electric sales are presented in millions of kWh.
(b)DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 865 kWh and 1880 kWh for the three and six months ended June 30, 2020, respectively, and 832 kWh and 1941 kWh for the three and six months ended June 30, 2019, respectively.
(c)Wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended June 30, 2020, revenue decreased $24.5 million to $155.1 million compared to $179.6 million in the same period of the prior year, and, during the six months ended June 30, 2020, revenue decreased $57.3 million to $326.3 million compared to $383.6 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(24.4)	$(51.2)
Decrease due to removal of DIR	(4.9)	(11.1)
Decrease in energy efficiency revenue rate rider	(2.9)	(5.7)
Decrease due to removal of decoupling rider	(9.6)	(5.1)
Increase due to reinstatement of RSC rider	17.4	34.9
Other	(1.2)	(3.7)
Net change in retail rate	(25.6)	(41.9)

Volume
Net increase / (decrease) in the volume of kWh sold primarily due to favorable / (unfavorable) weather as compared to the same periods in the prior year and, to a lesser extent, the unfavorable demand impacts of COVID-19 in the second quarter of 2020, which resulted in lower demand for commercial and industrial customers, partially offset by higher residential demand	3.7	(10.1)

Other miscellaneous	(0.7)	(0.2)
Total retail change	(22.6)	(52.2)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(1.3)	(3.8)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(1.4)	(2.5)

Other
Miscellaneous revenues	0.8	1.2

Net change in revenues	$(24.5)	$(57.3)

DPL – Net Purchased Power
During the three months ended June 30, 2020, Net purchased power decreased $5.0 million to $49.2 million compared to $54.2 million in the same period of the prior year, and, during the six months ended June 30, 2020, Net purchased power decreased $15.9 million to $112.0 million compared to $127.9 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	(8.3)	(13.0)
Volume
Increase / (decrease) due to higher / (lower) retail load served primarily driven by weather and, to a lesser extent, COVID-19 demand impacts	2.5	(1.9)
Total purchased power change	(5.8)	(14.9)

RTO charges	0.8	(1.0)

Net change in purchased power	$(5.0)	$(15.9)

DPL – Operation and Maintenance
During the three and six months ended June 30, 2020, Operation and maintenance expense decreased $2.1 million and $3.6 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Decrease in alternative energy and energy efficiency programs (a)	$(3.3)	$(6.1)
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	2.1	3.6
Other, net	(0.9)	(1.1)
Net change in operation and maintenance expense	$(2.1)	$(3.6)

(a) There is a corresponding offset in Revenues associated with these programs.

DPL - Taxes Other Than Income Taxes
During the three and six months ended June 30, 2020, Taxes other than income taxes increased $3.0 million and $4.4 million, respectively, compared to the same periods in the prior year. The increase was primarily from higher property taxes due to an increase in assessed values for Ohio properties for 2020.

DPL – Interest Expense
During the three and six months ended June 30, 2020, Interest expense decreased $2.3 million and $7.1 million, respectively, compared to the same periods in the prior year. The decrease was primarily the result of the reduction and refinancing of debt at DPL and DP&L in 2019.

DPL – Loss on Early Extinguishment of Debt
During the three and six months ended June 30, 2019, DPL recorded Loss on early extinguishment of debt of $44.9 million primarily due to the make-whole premium payment of $41.4 million related to the $400.0 million partial redemption of the $780.0 million 7.25% Notes due 2021 in the second quarter of 2019.

DPL – Other Income / (Expense)
During the three and six months ended June 30, 2020, Other income / (expense) decreased $0.5 million and $2.9 million, respectively, compared to the same periods in the prior year. The decrease for the six months ended June 30, 2020 was primarily the result of unrealized losses on DP&L's Master Trust assets due to decreased fair value of investments, as compared to unrealized gains in the prior year.

DPL – Income Tax Expense / (Benefit) From Continuing Operations
Income tax benefit of $3.6 million during the three months ended June 30, 2019 changed to an income tax expense of $2.8 million during the three months ended June 30, 2020. The increase of $6.4 million of expense was primarily due to pre-tax income in the current year as compared to a loss in the prior year, as well as a higher effective tax rate in the current year versus the prior year.

Income tax benefit of $2.7 million during the six months ended June 30, 2019 changed to an income tax expense of $2.7 million during the six months ended June 30, 2020. The increase of $5.4 million of expense was primarily due to pre-tax income in the current year as compared to a loss in the prior year, as well as a higher effective tax rate in the current year versus the prior year.

See Note 7 – Income Taxes in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

DPL – Discontinued Operations
Net income from discontinued operations was $2.6 million and $2.0 million for the three and six months ended June 30, 2020, respectively, compared to $2.4 million and $24.7 million for the three and six months ended June 30, 2019, respectively. This income relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part I, Item 1, Note 13 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to more than 528,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and DP&L’s Hutchings Coal generating facility, which was closed in 2013. This facility did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, it is grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include collections and amortization of fuel deferrals from historical periods, are included in the Utility segment.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Six months ended
	June 30,		June 30,
$ in millions	2020	2019	2020	2019
Utility	$15.5	$36.0	$28.4	$71.1
Other	(11.8)	(58.1)	(22.3)	(72.5)
Income / (loss) from continuing operations before income tax (a)	$3.7	$(22.1)	$6.1	$(1.4)

(a)For purposes of discussing operating results, we present and discuss Income / (loss) from continuing operations before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information that is used by management to make decisions regarding our financial performance.

RESULTS OF OPERATIONS HIGHLIGHTS – DPL – Utility Segment

The results of operations of the Utility segment for DPL are identical in all material respects and for all periods presented to those of DP&L, which are included in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations (RESULTS OF OPERATIONS HIGHLIGHTS – DP&L) of this Form 10-Q.

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended				Six months ended
	June 30,				June 30,
$ in millions	2020	2019	$ change	% change	2020	2019	$ change	% change
Revenues:
Retail	$138.7	$161.0	$(22.3)	(14)%	$292.2	$344.4	$(52.2)	(15)%
Wholesale	1.8	3.4	(1.6)	(47)%	4.5	8.4	(3.9)	(46)%
RTO ancillary	10.1	10.9	(0.8)	(7)%	20.8	21.8	(1.0)	(5)%
Capacity revenues	1.1	1.8	(0.7)	(39)%	2.3	3.9	(1.6)	(41)%
Miscellaneous revenues	1.4	0.6	0.8	133%	2.3	0.6	1.7	283%
Total revenues	153.1	177.7	(24.6)	(14)%	322.1	379.1	(57.0)	(15)%

Operating costs and expenses
Net fuel cost	0.3	0.5	(0.2)	(40)%	0.9	1.4	(0.5)	(36)%
Purchased power:
Purchased power	43.3	49.2	(5.9)	(12)%	100.6	115.3	(14.7)	(13)%
RTO charges	5.7	4.9	0.8	16%	10.8	12.1	(1.3)	(11)%
Net purchased power cost	49.0	54.1	(5.1)	(9)%	111.4	127.4	(16.0)	(13)%
Operation and maintenance	42.8	44.8	(2.0)	(4)%	89.9	93.0	(3.1)	(3)%
Depreciation and amortization	18.2	17.5	0.7	4%	35.5	35.5	—	—%
Taxes other than income taxes	21.0	18.0	3.0	17%	41.8	37.4	4.4	12%
Other, net	0.1	0.1	—	—%	—	0.1	(0.1)	(100)%
Total operating costs and expenses	131.4	135.0	(3.6)	(3)%	279.5	294.8	(15.3)	(5)%

Operating income	21.7	42.7	(21.0)	(49)%	42.6	84.3	(41.7)	(49)%

Other income / (expense), net:
Interest expense	(6.4)	(6.7)	0.3	(4)%	(12.6)	(13.8)	1.2	(9)%
Other income / (expense)	0.2	—	0.2	—%	(1.6)	0.6	(2.2)	(367)%
Total other expense, net	(6.2)	(6.7)	0.5	(7)%	(14.2)	(13.2)	(1.0)	8%

Income before income tax (a)	$15.5	$36.0	$(20.5)	(57)%	$28.4	$71.1	$(42.7)	(60)%

(a)For purposes of discussing operating results, we present and discuss Income before income tax. This format is useful to investors because it allows analysis and comparability of operating trends and includes the same information used by management to make decisions regarding our financial performance.

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

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Retail electric sales (b)
Residential	1,208	1,070	2,606	2,620
Commercial and other	788	873	1,643	1,776
Industrial	763	952	1,656	1,859
Governmental	262	305	553	610
Other	3	3	9	8
Total retail electric sales	3,024	3,203	6,467	6,873
Wholesale electric sales (c)	81	110	200	270
Total electric sales	3,105	3,313	6,667	7,143

Billed electric customers (end of period)			528,350	525,176

(a)Electric sales are presented in millions of kWh.
(b)DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 865 kWh and 1880 kWh for the three and six months ended June 30, 2020, respectively, and 832 kWh and 1941 kWh for the three and six months ended June 30, 2019, respectively.
(c)Wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC..

During the three months ended June 30, 2020, revenue decreased $24.6 million to $153.1 million compared to $177.7 million in the same period of the prior year, and, during the six months ended June 30, 2020, revenue decreased $57.0 million to $322.1 million compared to $379.1 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(24.4)	$(51.2)
Decrease due to removal of DIR	(4.9)	(11.1)
Decrease in energy efficiency revenue rate rider	(2.9)	(5.7)
Decrease due to removal of decoupling rider	(9.6)	(5.1)
Increase due to reinstatement of RSC rider	17.4	34.9
Other	(1.2)	(3.7)
Net change in retail rate	(25.6)	(41.9)

Volume
Net increase / (decrease) in the volume of kWh sold primarily due to favorable / (unfavorable) weather as compared to the same periods in the prior year and, to a lesser extent, the unfavorable demand impacts of COVID-19 in the second quarter of 2020, which resulted in lower demand for commercial and industrial customers, partially offset by higher residential demand	3.7	(10.1)

Other miscellaneous	(0.4)	(0.2)
Total retail change	(22.3)	(52.2)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(1.6)	(3.9)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	(1.5)	(2.6)

Other
Miscellaneous revenues	0.8	1.7

Net change in revenues	$(24.6)	$(57.0)

DP&L – Net Purchased Power
During the three months ended June 30, 2020, net purchased power decreased $5.1 million to $49.0 million compared to $54.1 million in the same period of the prior year, and, during the six months ended June 30, 2020, net purchased power decreased $16.0 million to $111.4 million compared to $127.4 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(8.4)	$(12.8)
Volume
Increase / (decrease) due to higher / (lower) retail load served primarily driven by weather and, to a lesser extent, COVID-19 demand impacts	2.5	(1.9)
Total purchased power change	(5.9)	(14.7)

RTO charges	0.8	(1.3)

Net change in purchased power	$(5.1)	$(16.0)

DP&L – Operation and Maintenance
During the three and six months ended June 30, 2020, Operation and Maintenance expense decreased $2.0 million and $3.1 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Six months ended
	June 30,	June 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Decrease in alternative energy and energy efficiency programs (a)	$(3.3)	$(6.1)
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	2.1	3.6
Other, net	(0.8)	(0.6)
Net change in operation and maintenance expense	$(2.0)	$(3.1)

(a) There is a corresponding offset in Revenues associated with these programs.

DP&L - Taxes Other Than Income Taxes
During the three and six months ended June 30, 2020, Taxes other than income taxes increased $3.0 million and $4.4 million, respectively, compared to the same periods in the prior year. The increase was primarily from higher property taxes due to an increase in assessed values for Ohio properties for 2020.

DP&L – Income Tax Expense / (Benefit)
Income tax expense of $6.2 million during the three months ended June 30, 2019 changed to an income tax benefit of $2.3 million during the three months ended June 30, 2020. The decrease of $8.5 million of expense was primarily due to the net tax benefit related to the reversal of excess deferred taxes and the reversal of an uncertain tax position, which were partially offset by an adjustment to the deferred tax balances.

Income tax expense of $12.3 million during the six months ended June 30, 2019 changed to an income tax benefit of $1.1 million during the six months ended June 30, 2020. The decrease of $13.4 million of expense was primarily due to the net tax benefit related to the reversal of excess deferred taxes and the reversal of an uncertain tax position, which were partially offset by an adjustment to the deferred tax balances.

See Note 7 – Income Taxes of Notes to DP&L's Condensed Financial Statements for further discussion.

KEY TRENDS AND UNCERTAINTIES

Following the issuance of the DRO in September 2018 and the resulting changes to the Decoupling Rider effective January 1, 2019, our financial results were not driven by retail demand and weather but were impacted by customer growth within our service territory. However, the Decoupling Rider was removed with the approved withdrawal of the 2017 ESP and reversion to DP&L's ESP 1 rate plan in December 2019. As such, our results are again primarily impacted by retail demand and weather. In addition, DPL's and DP&L's financial results are likely to be driven by other factors including, but not limited to:
•regulatory outcomes;
•the passage of new legislation, implementation of regulations or other changes in regulation; and
•the timely recovery of transmission and distribution expenditures.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This prohibition is currently scheduled to end for DP&L on September 1, 2020, pending approval by the PUCO.

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

In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. We expect to continue to experience impacts for the remainder of 2020, and any such impacts during the third quarter or in other future periods could have a material adverse effect on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part II, Item 1A-Risk Factors of this Form 10-Q.

Business Continuity - As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While there have been stay-at-home restrictions in place in Ohio, our operations are considered essential and have not been significantly disrupted. Stay-at-home restrictions have been lifted in our service territory and non-essential employees are beginning to return to work at our locations in stages. Most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the pandemic started to materialize in Ohio in the second half of March and more so in the second quarter of 2020. For the three and six months ended June 30, 2020, the COVID-19 pandemic primarily impacted our retail sales demand. For commercial and industrial customers, weather-normalized volumes of kWh sold decreased by 11.0% and 19.9%, respectively, for the three months ended June 30, 2020 compared to the same period in the prior year. For residential customers, weather-normalized volumes of kWh sold increased by 8.5% for the three months ended June 30, 2020 compared to the same period in the prior year. See Note 12 – Revenue of Notes to DPL's Condensed Consolidated Financial Statements and Note 11 – Revenue of Notes to DP&L's Condensed Financial Statements for a disaggregation of retail revenues by customer class. The declines for commercial and industrial customers were more severe in April and May, and partially recovered in June as stay-at-home orders were lifted, while the increase for residential stayed consistent. While we cannot predict the length and magnitude of the pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2020 and beyond.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. On June 19, 2020 DPL closed a $415.0 million issuance of senior unsecured notes, and the proceeds from this issuance together with cash on hand were used to redeem in-full the remaining balance of $380.0 million of DPL's 7.25% senior unsecured notes. These bonds were redeemed at par plus accrued interest and a make-whole premium of $30.8 million on July 20, 2020. Additionally, on July 31, 2020 DP&L issued $140.0 million of taxable First Mortgage Bonds and used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. For further discussion of our financial condition, liquidity, and capital requirements, see Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the three months ended June 30, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers and due to the economic impacts of the COVID-19 pandemic. This has resulted in an increase in past due customer receivable balances, and our allowance for credit losses has increased $2.3 million for both DPL and DP&L during the second quarter of 2020. We expect significant economic disruptions from the COVID-19 pandemic potentially for the remainder of 2020 and beyond. If these disruptions occur, further deterioration in our credit exposures and customer collections could result. However, as discussed in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, DP&L’s uncollectible expense is deferred for future collection. The prohibition from discontinuing electric utility service is currently scheduled to end for DP&L on September 1, 2020, pending approval by the PUCO.

Supply Chain - Our supply chain management has remained robust during this challenging time and we continue to closely manage and monitor developments.

Capital Projects - During the COVID-19 pandemic, our construction projects are proceeding without material delays. For further discussion of our capital requirements, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Liquidity of this Form 10-Q.

CARES Act - The Coronavirus Aid, Relief, and Economic Security (CARES) Act was passed by the U.S. Congress and signed into law on March 27, 2020. While we currently expect a limited impact from this legislation on our business, certain elements, primarily the deferral of payroll taxes, may provide some cash benefits in the near term.

Income Taxes - The demands placed on the U.S. Government to respond to the pandemic may cause delays to the expected issuance of regulations pursuant to the TCJA enacted in 2017. Our interpretation of the TCJA may change as the U.S. Treasury and the Internal Revenue Service issue additional guidance. Such changes may be material.

See Note 14 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Note 12 – Risks and Uncertainties of Notes to DP&L's Condensed Financial Statements for more information and Part II, Item 1a - Risk Factors of this Form 10-Q for more information.

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2019 Form 10-K and Form 10-Q previously filed with the SEC during 2020 describe other regulatory matters which have not materially changed since those filings. See Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements for further information regarding regulatory matters.

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

Ohio House Bill 6 - In late July 2020, Senate Bill 346 and House Bill 738 were introduced in the Ohio General Assembly seeking to repeal Ohio House Bill 6. Ohio House Bill 6, among other things, does the following: beginning January 1, 2020, permitted DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L's interest in OVEC and its OVEC-related costs through a non-bypassable recovery mechanism for recovery of prudently incurred OVEC costs through 2030; eliminates the annual energy efficiency targets for Ohio utilities after 2020; and allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers. If Ohio House Bill 6 is repealed without a replacement with comparable provisions, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

We have several pending environmental matters associated with our previously-owned stations. Some of these matters could have a material adverse effect on our results of operations, financial condition and cash flows.

As a result of DPL’s retirement and subsequent sale of its Stuart and Killen generating stations, the sale of its ownership interest in the Miami Fort and Zimmer generating stations and the retirement and subsequent sale of Conesville, the following environmental matters, regulations and requirements are now not expected to have a material impact on DPL:
•CSAPR and associated updates;
•MATS and any associated regulatory or judicial processes;
•NAAQS; and
•the Affordable Clean Energy Rule.

Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective. The rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act (WIIN Act), which includes provisions to implement the CCR rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule which is in process. On February 20, 2020, the US EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On July 29, 2020, the USEPA released a pre-publication version of final amendments to the CCR rule titled “A Holistic Approach to Closure Part A: Deadline to Initiate Closure”. It is too early to determine whether the CCR rule or any revisions to or reconsideration of the rule may have a material impact on our business, financial condition or results of operations.

Litigation Involving Previously Co-Owned Stations
As a result of a 2008 consent decree entered into with the Sierra Club and approved by the U.S. District Court for the Southern District of Ohio, DPL and the other previous owners of the Stuart generating station were subject to certain specified emission targets related to NOX, SO2 and particulate matter. The consent decree also includes commitments for energy efficiency and renewable energy activities. An amendment to the consent decree was entered into and approved in 2010 to clarify how emissions would be computed during startups. Given that all of the commitments have been met and with the retirement of the Stuart generating station, DPL and the other previous owners submitted a request for termination of the consent decree to the U.S. District Court. On July 14, 2020, the U.S. District Court granted the request and terminated the Consent Decree.

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

On April 15, 2020, in a proceeding involving the construction of the Keystone XL pipeline, the U.S. District Court for the District of Montana (Montana District Court) vacated NWP 12 and enjoined its application. On April 27, 2020, the Corps moved for the Montana District Court to stay pending appeal those portions of the April 15, 2020 order that vacate NWP 12 and enjoin its application. In the alternative, the Corps asked the Montana District Court to stay its vacatur and injunction as they relate to anything other than the Keystone XL pipeline. On May 11, 2020, following a request from the Corps, the Montana District Court amended its order to vacate NWP 12 only for oil and gas pipeline construction projects, allowing electric utility T&D projects to continue. On May 13, the Corps appealed the Montana District Court decision with the Ninth Circuit Court and requested a stay. On May 28, 2020, the Ninth Circuit denied a motion to stay. On June 16, 2020, the U.S. Solicitor General, on behalf of the U.S. Army Corps of Engineers, filed an application with the U.S. Supreme Court asking the Court to stay the district court order that vacated and enjoined the Corps from issuing authorizations under NWP 12 as it relates to the construction of new oil and gas pipelines. On July 6, 2020, the U.S. Supreme Court stayed the district court order, allowing the use of NWP 12 for oil and gas pipeline projects except for Keystone XL. It is too early to determine whether future outcomes or decisions related to this matter could have a material adverse effect on our results of operations, financial condition and cash flows.

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

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $412.2 million and $74.1 million, respectively, at June 30, 2020. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,793.0 million and $582.4 million, respectively.

At June 30, 2020, approximately $380.2 million of DPL's long-term debt, including $0.2 million of DP&L's long-term debt, matures within twelve months of the balance sheet date. On June 19, 2020 DPL closed a $415.0 million issuance of senior unsecured notes, and the proceeds from this issuance together with cash on hand were used to redeem in-full the remaining balance of $380.0 million of DPL's 7.25% senior unsecured notes on July 20, 2020. These bonds were redeemed at par plus accrued interest and a make-whole premium of $30.8 million.

In May 2020, DP&L received approval to, among other things, issue up to $140.0 million in aggregate principal amount of long-term indebtedness for a term not to exceed 30 years. On July 31, 2020 DP&L issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. As a result of this refinancing, the $140.0 million tax-exempt First Mortgage Bonds are presented as long-term debt as of June 30, 2020.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

DPL	Six months ended June 30,
$ in millions	2020	2019
Net cash provided by operating activities	$82.8	$99.0
Net cash used in investing activities	(80.3)	(66.6)
Net cash provided by / (used in) financing activities	362.8	(101.5)
Net change	365.3	(69.1)
Balance at beginning of period	47.0	111.7
Cash, cash equivalents, and restricted cash at end of period	$412.3	$42.6

DPL – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income	$5.4	$26.0	$(20.6)
Depreciation and amortization	36.4	13.9	22.5
Deferred income taxes	33.5	8.6	24.9
Net income, adjusted for non-cash items	71.0	94.2	(23.2)
Net change in operating assets and liabilities	11.8	4.8	7.0
Net cash provided by operating activities	$82.8	$99.0	$(16.2)

The net change in operating assets and liabilities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was driven by the following:

$ in millions	$ Change
Increase from accrued taxes payable / receivable primarily due to tax payment of $52 million from AES, partially offset by an increase in the current tax benefit in the current year	$28.7
Decrease from accounts payable primarily due to timing of payments	(17.9)
Decrease from deferred regulatory costs, net primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	(12.8)
Other	9.0
Net increase in cash from changes in operating assets and liabilities	$7.0

DPL – Net cash from investing activities
Net cash used in investing activities was $(80.3) million for the six months ended June 30, 2020 compared to $(66.6) million for the six months ended June 30, 2019. This $13.7 million increase in cash used primarily relates to a $20.6 million increase in capital expenditures due to an increase in cost of removal payments, partially offset by $5.1 million of proceeds received from the sale of software in the current year.

DPL – Net cash from financing activities
Net cash provided by / (used in) financing activities was $362.8 million for the six months ended June 30, 2020 compared to $(101.5) million from financing activities for the six months ended June 30, 2019. This $464.3 million increase is primarily due to a $571.3 million increase in net issuances of long-term debt ($415.0 million issuance of senior unsecured notes in 2020 compared to net retirements on long-term debt of $156.3 million in 2019) and a $98.0 million capital contribution in the current year, partially offset by increased net payments on revolving credit facilities of $207.0 million in the current year (net payments of $144.0 million in 2020 compared to net borrowings of $63.0 million in 2019).

Cash Flow Analysis - DP&L

The following table summarizes the cash flows of DP&L:

DP&L	Six months ended June 30,
$ in millions	2020	2019
Net cash provided by operating activities	$38.7	$104.0
Net cash used in investing activities	(81.2)	(65.4)
Net cash provided by / (used in) financing activities	95.4	(87.7)
Net change	52.9	(49.1)
Balance at beginning of period	21.3	66.2
Cash, cash equivalents, and restricted cash at end of period	$74.2	$17.1
DP&L – Net cash from operating activities

	Six months ended June 30,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income	$29.5	$26.0	$3.5
Depreciation and amortization	35.5	35.5	—
Deferred income taxes	1.2	(3.5)	4.7
Other adjustments to Net income	—	32.8	(32.8)
Net income, adjusted for non-cash items	66.2	90.8	(24.6)
Net change in operating assets and liabilities	(27.5)	13.2	(40.7)
Net cash provided by operating activities	$38.7	$104.0	$(65.3)

The net change in operating assets and liabilities during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was driven by the following:

$ in millions	$ Change
Decrease from accounts payable primarily due to timing of payments	(14.7)
Decrease from accounts receivable due to PJM transmission enhancement settlement collections in the prior year	(14.0)
Decrease from deferred regulatory costs, net, primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	(12.8)
Other	0.8
Net decrease in cash from changes in operating assets and liabilities	$(40.7)

DP&L – Net cash from investing activities
Net cash used in investing activities was $(81.2) million for the six months ended June 30, 2020 compared to $(65.4) million for the six months ended June 30, 2019. This $15.8 million increase in cash used primarily relates to an $18.3 million increase in capital expenditures due to an increase in cost of removal payments in the current year.

DP&L – Net cash from financing activities
Net cash provided by / (used in) financing activities was $95.4 million for the six months ended June 30, 2020 compared to $(87.7) million from financing activities for the six months ended June 30, 2019. This $183.1 million increase primarily relates to a $150.0 million increase due to a capital contribution from DPL in the current year and a $55.8 million decrease in return of capital payments compared to the prior year, partially offset by a $40.0 million increase in net payments on revolving credit facilities in the current year.

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and dividend payments. For 2020 and subsequent years, we expect to satisfy these requirements with cash from operations, funds from debt financing and/or equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods. During the six months ended June 30, 2020, DPL received $150.0 million in a cash contribution from AES, which DPL then used to make a $150.0 million capital contribution to DP&L. The contribution at DPL represented an equity capital contribution of $98.0 million and a payment of $52.0 million against its tax receivable. The proceeds from the capital contribution at DP&L will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system.

At June 30, 2020, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of June 30, 2020
DP&L	Revolving	June 2024	$175.0	$173.9
DPL	Revolving	June 2023	110.0	103.5
			$285.0	$277.4

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At June 30, 2020, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $0.0 million in borrowings, with the remaining $173.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the six months ended June 30, 2020 or 2019.

DPL has a revolving credit facility of $110.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and April 17, 2019 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in June 2023. At June 30, 2020, there were five letters of credit in the aggregate amount of $6.5 million outstanding and $0.0 million in borrowings, with the remaining $103.5 million available to DPL. Fees associated with this facility were not material during the six months ended June 30, 2020 or 2019.

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

(a)Rating relates to DPL’s Senior secured debt.
(b)Rating relates to DPL's Senior unsecured debt.
(c)Rating relates to DP&L’s Senior secured debt.

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

Interest Rate Risk
Because of our normal investing and borrowing activities, our financial results are exposed to fluctuations in interest rates which we manage through our regular financing activities. We maintain both cash on deposit and investments in cash equivalents that may be affected by adverse interest rate fluctuations. DPL has fixed-rate long-term debt. After the refinancing of the tax-exempt first mortgage bonds, DP&L only has fixed-rate long-term debt.

As of June 30, 2020, we have two interest rate swaps to hedge the variable interest on our $140.0 million variable interest rate tax-exempt First Mortgage Bonds. The interest rate swaps have a combined notional amount of $140.0 million and settle monthly based on a one-month LIBOR. The

Long-term debt maturities and repayments occurring in the next twelve months are discussed under "CAPITAL RESOURCES AND LIQUIDITY".

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2019 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the six months ended June 30, 2020.

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

Our Form 10-K for the fiscal year ended December 31, 2019 and Form 10-Q for the quarter ended March 31, 2020 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K as supplemented in our Form 10-Q for the three months ended March 32, 2020. Except as described below, there has been no material change in our risk factors as previously disclosed in our Form 10-K and 2020 first quarter Form 10-Q. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing our risk factors, including those contained in our Form 10-K. The risk factor below amends and supersedes the risk factor that we filed in connection with the 2020 first quarter Form 10-Q and should be considered together with the other risk factors described in our Form 10-K:

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China. COVID-19 has since spread to over 180 countries, including every state in the United States. On March 11, 2020 the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020 the United States declared a national emergency with respect to COVID-19. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers, which prohibition is currently scheduled to end September 1, 2020 for DP&L pending PUCO approval.

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•further decline in customer demand as a result of general decline in business activity;
•further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);
•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses and the review and approval of our applications, rates and charges by the PUCO;
•difficulty accessing the capital and credit markets on favorable terms, or at all, and a severe disruption and instability in the global financial markets, or deteriorations in credit and financing conditions which could affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis;
•negative impacts on the health of our essential personnel, especially if a significant number of them are affected, and on our operations as a result of implementing stay-at-home, quarantine and other social distancing measures;
•a deterioration in our ability to ensure business continuity during a disruption, including increased cybersecurity attacks related to the work-from-home environment;
•delays or inability to access, transport and deliver materials to our facilities due to restrictions on business operations or other factors affecting us and our third-party suppliers;
•delays or inability to access equipment or the availability of personnel to perform planned and unplanned maintenance, which can, in turn, lead to disruption in operations;
•delays or inability in achieving our financial goals, growth strategy and digital transformation; and
•delays in the implementation of expected rules and regulations, including with respect to the TCJA.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X		4.1	Indenture, dated June 19, 2020, by and between DPL Inc. and U.S. Bank National Association.	Exhibit 4.1 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X		4.2	Registration Rights Agreement, dated June 19, 2020, by and between DPL Inc. and J.P. Morgan Securities LLC, as representative of the initial purchasers.	Exhibit 4.2 to Report on Form 8-K filed June 19, 2020 (File No. 1-9052)
X		10.1	Amendment to the Amended and Restated Credit Agreement, dated as of June 1, 2020, among DPL, U.S. Bank, National Association, as administrative agent, and each of the lenders party thereto.	Exhibit 10.1 to Report on Form 8-K filed June 5, 2020 (File No. 1-9052)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	August 5, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	August 5, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	August 5, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	August 5, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)