Form 10-Q
period 2020-09-30
DPL INC; DAYTON POWER & LIGHT CO
filed 2020-11-06
CIK 787250, 27430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 5, 2020, each registrant had the following shares of common stock outstanding:

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
Quarter Ended September 30, 2020

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

All of the above factors are difficult to predict, contain uncertainties that may materially affect actual results, and many are beyond our control. See Item 1A - Risk Factors to Part I in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in such report and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, and June 30, 2020 and this Quarterly Report on Form 10-Q for a more detailed discussion of the foregoing and certain other factors that could cause actual results to differ materially from those reflected in such forward-looking statements and that should be considered in evaluating our outlook. These risks may also be specifically described in our Quarterly Reports on Form 10-Q in Part II - Item 1A, Current Reports on Form 8-K and other documents that we may file from time to time with the SEC.

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

Item 1 – Financial Statements

FINANCIAL STATEMENTS

DPL INC.

DPL INC.
Condensed Consolidated Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Revenues	$178.8	$192.9	$505.1	$576.5

Operating costs and expenses
Net fuel cost	0.4	0.6	1.3	2.0
Net purchased power cost	66.0	66.3	178.0	194.2
Operation and maintenance	47.9	42.5	138.7	136.9
Depreciation and amortization	18.6	17.7	54.8	54.0
Taxes other than income taxes	17.7	20.8	59.6	58.3
Other, net	0.1	—	0.1	—
Total operating costs and expenses	150.7	147.9	432.5	445.4

Operating income	28.1	45.0	72.6	131.1

Other income / (expense), net:
Interest expense	(17.1)	(18.3)	(55.4)	(63.7)
Loss on early extinguishment of debt	(31.7)	—	(31.7)	(44.9)
Other income	1.0	0.4	0.9	3.2
Total other expense, net	(47.8)	(17.9)	(86.2)	(105.4)

Income / (loss) from continuing operations before income tax	(19.7)	27.1	(13.6)	25.7

Income tax benefit from continuing operations	(10.4)	(9.1)	(7.7)	(11.8)

Net income / (loss) from continuing operations	(9.3)	36.2	(5.9)	37.5

Discontinued operations (Note 13):
Income / (loss) from discontinued operations before income tax	1.4	(1.0)	(0.6)	30.1
Gain from disposal of discontinued operations	—	—	4.5	0.1
Income tax expense / (benefit) from discontinued operations	0.3	(0.2)	0.8	6.3
Net income / (loss) from discontinued operations	1.1	(0.8)	3.1	23.9

Net income / (loss)	$(8.2)	$35.4	$(2.8)	$61.4
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Net income / (loss)	$(8.2)	$35.4	$(2.8)	$61.4
Derivative activity:
Change in derivative fair value, net of income tax (expense) / benefit of $0.0, $(0.1), $0.0 and $0.1 for each respective period	0.1	(0.2)	—	(1.0)
Reclassification to earnings, net of income tax (benefit) / expense of $0.0, $(0.1), $0.1 and $0.0 for each respective period	(0.3)	(0.4)	(0.8)	(0.9)
Reclassification of earnings related to discontinued operations, net of income tax benefit of $0.0, $(0.4), $0.0 and $(0.4) for each respective period	—	(0.4)	—	(0.4)
Total derivative activity	(0.2)	(1.0)	(0.8)	(2.3)
Pension and postretirement activity:
Reclassification to earnings, net of income tax benefit of $0.0, $(0.1), $(0.1) and $(0.1) for each respective period	0.3	—	0.8	0.1
Total change in unfunded pension and postretirement obligations	0.3	—	0.8	0.1

Other comprehensive income / (loss)	0.1	(1.0)	—	(2.2)

Net comprehensive income / (loss)	$(8.1)	$34.4	$(2.8)	$59.2
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Balance Sheets
(Unaudited)
$ in millions	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43.5	$36.5
Restricted cash	0.1	10.5
Accounts receivable, net of allowance for credit losses of $3.2 and $0.4, respectively (Note 2)	68.2	67.9
Inventories (Note 2)	8.2	10.4
Taxes applicable to subsequent years	20.0	77.5
Regulatory assets, current	20.9	19.7
Taxes receivable	11.6	23.6
Prepayments and other current assets	5.4	7.6
Current assets of discontinued operations and held-for-sale businesses	—	22.3
Total current assets	177.9	276.0

Property, plant & equipment:
Property, plant & equipment	1,805.9	1,701.9
Less: Accumulated depreciation and amortization	(402.8)	(362.6)
	1,403.1	1,339.3
Construction work in process	112.0	106.3
Total net property, plant & equipment	1,515.1	1,445.6

Other non-current assets:
Regulatory assets, non-current	177.0	173.8
Intangible assets, net of amortization	17.8	19.3
Other non-current assets	19.7	20.0
Non-current assets of discontinued operations and held-for-sale businesses	—	1.1
Total other non-current assets	214.5	214.2

Total assets	$1,907.5	$1,935.8

LIABILITIES AND SHAREHOLDER'S DEFICIT
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$90.2	$283.8
Accounts payable	54.8	72.6
Accrued taxes	83.3	79.3
Accrued interest	18.8	11.4
Customer deposits	18.7	20.7
Regulatory liabilities, current	19.8	27.9
Accrued and other current liabilities	21.6	21.2
Current liabilities of discontinued operations and held-for-sale businesses	—	9.0
Total current liabilities	307.2	525.9

Non-current liabilities:
Long-term debt (Note 6)	1,392.9	1,223.3
Deferred income taxes	173.4	133.7
Taxes payable	2.9	81.1
Regulatory liabilities, non-current	220.5	243.6
Accrued pension and other post-retirement benefits	69.0	79.9
Other non-current liabilities	18.2	11.8
Non-current liabilities of discontinued operations and held-for-sale businesses	—	8.4
Total non-current liabilities	1,876.9	1,781.8

Commitments and contingencies (Note 10)

Common shareholder's deficit
Common stock:
1,500 shares authorized; 1 share issued and outstanding	—	—
Other paid-in capital	2,468.8	2,370.7
Accumulated other comprehensive loss	(3.6)	(3.6)
Accumulated deficit	(2,741.8)	(2,739.0)
Total common shareholder's deficit	(276.6)	(371.9)

Total liabilities and shareholder's deficit	$1,907.5	$1,935.8
See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2020	2019
Cash flows from operating activities:
Net income / (loss)	$(2.8)	$61.4
Adjustments to reconcile net income / (loss) to net cash from operating activities:
Depreciation and amortization	55.1	34.2
Amortization of deferred financing costs and debt discounts	4.4	4.3
Loss on early extinguishment of debt	31.7	44.9
Deferred income taxes	32.3	(8.7)
Gain on disposal and sale of business, net	(4.5)	(0.1)
Changes in certain assets and liabilities:
Accounts receivable, net	12.7	18.0
Inventories	5.5	(3.2)
Taxes applicable to subsequent years	57.8	56.2
Deferred regulatory costs, net	(17.1)	2.9
Accounts payable	(24.6)	(5.1)
Accrued taxes payable / receivable	(63.0)	(71.0)
Accrued interest	7.4	12.9
Accrued pension and other post-retirement benefits	(10.8)	(9.3)
Other	(2.4)	(1.1)
Net cash provided by operating activities	81.7	136.3
Cash flows from investing activities:
Capital expenditures	(128.7)	(122.4)
Payments on disposal and sale of business	(1.0)	—
Proceeds from sale of assets (a)	5.1	—
Other investing activities, net	(0.8)	(3.5)
Net cash used in investing activities	(125.4)	(125.9)
Cash flows from financing activities:
Payments of deferred financing costs	(7.8)	(9.2)
Issuance of long-term debt, net of discount	555.0	821.7
Retirement of long-term debt, including early payment premium	(550.8)	(978.0)
Borrowings from revolving credit facilities	165.0	133.0
Repayment of borrowings from revolving credit facilities	(219.0)	(35.0)
Equity contribution from parent	98.0	—
Other financing activities, net	(0.1)	(0.2)
Net cash provided by / (used in) financing activities	40.3	(67.7)
Cash, cash equivalents, and restricted cash:
Net change	(3.4)	(57.3)
Balance at beginning of period	47.0	111.7
Cash, cash equivalents, and restricted cash at end of period	$43.6	$54.4
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$49.7	$47.1
Income taxes paid / (refunded), net	$(51.9)	$1.3
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.5	$2.3
Accruals from sale of business	$3.0	$—
Non-cash capital contribution (Note 9)	$—	$2.7

(a)    Proceeds from sale of assets include $5.1 million of proceeds received from AES during the nine months ended September 30, 2020 related to the 2019 sale of software previously recorded on AES Ohio Generation. There was no gain or loss recorded on the transaction.

See Notes to Condensed Consolidated Financial Statements.

DPL INC.
Condensed Consolidated Statements of Shareholder's Deficit
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	1	$—	$2,370.7	$(3.6)	$(2,739.0)	$(371.9)
Net comprehensive income				(0.3)	1.9	1.6
Balance, March 31, 2020	1	—	2,370.7	(3.9)	(2,737.1)	(370.3)
Net comprehensive income				0.2	3.5	3.7
Capital contributions from parent			98.0			98.0
Balance, June 30, 2020	1	—	2,468.7	(3.7)	(2,733.6)	(268.6)
Net comprehensive loss				0.1	(8.2)	(8.1)
Other			0.1			0.1
Balance, September 30, 2020	1	$—	$2,468.8	$(3.6)	$(2,741.8)	$(276.6)

(a)    1,500 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Income / (Loss)	Accumulated Deficit	Total
Balance, January 1, 2019	1	$—	$2,370.5	$2.2	$(2,844.4)	$(471.7)
Net comprehensive income				(0.4)	42.1	41.7
Capital contributions (b)			1.5			1.5
Other			0.1			0.1
Balance, March 31, 2019	1	—	2,372.1	1.8	(2,802.3)	(428.4)
Net comprehensive loss				(0.8)	(16.1)	(16.9)
Capital contributions (b)			(1.5)			(1.5)
Balance, June 30, 2019	1	—	2,370.6	1.0	(2,818.4)	(446.8)
Net comprehensive income				(1.0)	35.4	34.4
Capital contributions (b)			2.7			2.7
Other			0.1			0.1
Balance, September 30, 2019	1	$—	$2,373.4	$—	$(2,783.0)	$(409.6)

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

DP&L, a wholly-owned subsidiary of DPL, is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 530,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were largely offset in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. See Note 3 – Regulatory Matters for more information. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market.

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

DPL and its subsidiaries employed 631 people as of September 30, 2020, of which 630 were employed by DP&L. Approximately 59% of all DPL employees are under a collective bargaining agreement, which expired October 31, 2020. On October 29, 2020, DP&L reached a tentative agreement with the union. The ratification vote is set for November 9, 2020. The parties currently plan to work under the terms of the expired agreement until a new agreement is ratified.

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

In the opinion of our management, the Condensed Consolidated Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2020; our results of operations for the three and nine months ended September 30, 2020 and 2019, our cash flows for the nine months ended September 30, 2020 and 2019 and the changes in our equity for the three and nine months ended September 30, 2020 and 2019. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2020 may not be indicative of our results that will be realized for the full year ending December 31, 2020.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Consolidated Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Consolidated Statements of Cash Flows:

$ in millions	September 30, 2020	December 31, 2019
Cash and cash equivalents	$43.5	$36.5
Restricted cash	0.1	10.5
Cash, Cash Equivalents, and Restricted Cash, End of Period	$43.6	$47.0

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2020 and 2019 were $13.4 million and $13.0 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2020 and 2019 were $36.7 million and $37.3 million, respectively.

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
		Effective for all entities March 12, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed consolidated financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
$ in millions	2020	2019
Accounts receivable, net:
Customer receivables	$52.2	$45.7
Unbilled revenue	15.1	19.4
Amounts due from affiliates	0.2	0.3
Due from PJM transmission enhancement settlement	1.8	1.8
Other	2.1	1.1
Allowance for credit losses	(3.2)	(0.4)
Total accounts receivable, net	$68.2	$67.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at September 30, 2020
Allowance for credit losses	$0.4	$2.7	$(3.5)	$3.6	$3.2

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of September 30, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses have increased during 2020. See Note 14 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories consist of materials and supplies at September 30, 2020 and December 31, 2019.

Accumulated other comprehensive loss
The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three and nine months ended September 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Consolidated Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2020	2019	2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$(0.3)	$(0.3)	$(0.9)	$(0.9)
	Income tax expense / (benefit)	—	(0.1)	0.1	—
	Net of income taxes	(0.3)	(0.4)	(0.8)	(0.9)

	Income tax benefit from discontinued operations	—	(0.4)	—	(0.4)

Amortization of defined benefit pension items (Note 8):
	Other expense	0.3	0.1	0.9	0.2
	Income tax benefit	—	(0.1)	(0.1)	(0.1)
	Net of income taxes	0.3	—	0.8	0.1

Total reclassifications for the period, net of income taxes		$—	$(0.8)	$—	$(1.2)

The changes in the components of Accumulated Other Comprehensive Loss during the nine months ended September 30, 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance at January 1, 2020	$14.5	$(18.1)	$(3.6)

Other comprehensive income / (loss) before reclassifications	—	—	—
Amounts reclassified from AOCL to earnings	(0.8)	0.8	—
Net current period other comprehensive income / (loss)	(0.8)	0.8	—

Balance at September 30, 2020	$13.7	$(17.3)	$(3.6)

Note 3 – Regulatory Matters

ESP v. MRO and SEET Proceedings
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3. The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, which were filed with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET.

On October 23, 2020, DP&L entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of DP&L and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing has been set for January 11, 2021 for consideration of this settlement. The settlement would provide, among other items, for the following:

•Approval of the Smart Grid Plan outlined in the Smart Grid Plan application filed by DP&L with the PUCO, as modified by the terms of the settlement, including, subject to offsetting operational benefits and certain other conditions, a return on and recovery of up to $249.0 million of Smart Grid Plan Phase 1 capital investments and recovery of operational and maintenance expenses through DP&L’s existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of $267.6 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that DP&L may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan;
•A commitment by DP&L to invest in a customer information system and supporting technologies during Phase 1 of the Smart Grid Plan, with DP&L recovering a return on and of prudently incurred capital investments and operational and maintenance expenses, including deferred operational and maintenance expense amounts, in a future rate case;
•A determination that DP&L’s ESP 1 satisfies the prospective SEET and the MFA regulatory test;
•A recommendation by parties to the settlement that the PUCO also finds that DP&L satisfies the retrospective SEET for 2018 and 2019;
•A commitment by DP&L to file an application with the PUCO no later than October 1, 2023 for a new electric security plan that does not seek to implement certain non-bypassable charges, including those related to provider of last resort risks, stability, or financial integrity; and
•DP&L shareholder funding, in an aggregate amount of approximately $30.0 million over four years, for certain economic development discounts, incentives, and grants to certain commercial and industrial customers, including hospitals and manufacturers, assistance for low-income customers as well as the residents and businesses of the City of Dayton, and promotion of solar and resiliency development within DP&L’s service territory.

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate DP&L’s RSC from the ESP 1 rates that are currently in place and others seek to re-implement the 2017 ESP, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than DP&L's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows. The parties signing the above-referenced settlement have agreed to withdraw their respective petitions if the settlement is approved by the PUCO without material modification.

Decoupling
On January 23, 2020 DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required DP&L to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. DP&L filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. As a result, DP&L has recorded a
$0.8 million regulatory asset as of September 30, 2020. Recovery of these deferrals will be addressed in a future rate proceeding.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2020 and December 31, 2019. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	September 30, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.1	3.9	2.3	4.2
Debt securities	4.0	4.1	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total Assets	$6.3	$8.2	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$1,393.1	$1,499.4	$1,363.1	$1,404.0

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Consolidated Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 or 2019.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Consolidated Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.3 million and $(0.1) million during the three months ended September 30, 2020 and 2019, respectively, and $0.0 million and $0.6 million during the during the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in "Other income" in our Condensed Consolidated Statements of Operations.

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

The fair value of assets and liabilities at September 30, 2020 and December 31, 2019 and the respective category within the fair value hierarchy for DPL is as follows:

$ in millions	Fair value at September 30, 2020 (a)				Fair value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.3	$—	$—	$0.3
Equity securities	—	3.9	—	3.9	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master Trust assets	0.2	8.0	—	8.2	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total Derivative assets	—	—	—	—	—	0.1	—	0.1

Total Assets	$0.2	$8.0	$—	$8.2	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$1,482.0	$17.4	$1,499.4	$—	$1,386.5	$17.5	$1,404.0

Total Liabilities	$—	$1,482.0	$17.4	$1,499.4	$—	$1,386.5	$17.5	$1,404.0

(a)    Includes credit valuation adjustment

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

Note 5 – Derivative Instruments and Hedging Activities

For further information on our derivative and hedge accounting policies, See Note 1 – Overview and Summary of Significant Accounting Policies – Financial Derivatives and Note 6 - Derivative Instruments and Hedging Activities of Item 8 – Financial Statements and Supplementary Data in our Form 10-K.

Cash Flow Hedges

In August 2020, the two interest rate swaps to hedge the variable interest on the $140.0 million variable interest rate tax-exempt First Mortgage Bonds expired, as the associated debt reached maturity. The interest rate swaps had a combined notional amount of $140.0 million and settled monthly based on a one-month LIBOR. The AOCL associated with the swaps was amortized out of AOCL into interest expense over the life of the underlying debt.

We had previously entered into interest rate derivative contracts to manage interest rate exposure related to anticipated borrowings of fixed-rate debt. These interest rate derivative contracts were settled in 2013 and we continue to amortize amounts out of AOCL into interest expense.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020	September 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Power
Beginning accumulated derivative gains in AOCL	$13.9	$15.3	$0.4
Net gains / (losses) associated with current period hedging transactions	0.1	(0.2)	—
Net gains reclassified to earnings
Interest expense	(0.3)	(0.4)	—
Income from discontinued operations	—	—	(0.4)
Ending accumulated derivative gains in AOCL	$13.7	$14.7	$—

	Nine months ended
	September 30, 2020	September 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge	Power
Beginning accumulated derivative gains in AOCL	$14.5	$16.6	$0.4
Net losses associated with current period hedging transactions	—	(1.0)	—
Net gains reclassified to earnings
Interest expense	(0.8)	(0.9)	—
Income from discontinued operations	—	—	(0.4)
Ending accumulated derivative gains in AOCL	$13.7	$14.7	$—

Portion expected to be reclassified to earnings in the next twelve months	$(0.1)
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	0

Financial Statement Effect
DPL has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DPL's interest rate swaps are as follows:

$ in millions (net of tax)	Hedging Designation	Balance sheet classification	September 30, 2020	December 31, 2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1

Note 6 – Long-term Debt

The following table summarizes DPL's long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2020	2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	—
Tax-exempt First Mortgage Bonds - rates from 2.40% - 2.93% (a) and 1.15% - 2.47% (b)		2020	—	140.0
U.S. Government note	4.20%	2061	17.4	17.5
Unamortized deferred financing costs			(5.7)	(5.4)
Unamortized debt discounts and premiums, net			(2.6)	(2.7)
Total long-term debt at DP&L			574.1	574.4

Senior unsecured bonds	7.25%	2021	—	380.0
Senior unsecured bonds	4.125%	2025	415.0	—
Senior unsecured bonds	4.35%	2029	400.0	400.0
Note to DPL Capital Trust II (c)	8.125%	2031	15.6	15.6
Unamortized deferred financing costs			(10.6)	(5.9)
Unamortized debt discounts and premiums, net			(1.0)	(1.0)
Total long-term debt			1,393.1	1,363.1
Less: current portion			(0.2)	(139.8)
Long-term debt, net of current portion			$1,392.9	$1,223.3

(a)Range of interest rates for the nine months ended September 30, 2020.
(b)Range of interest rates for the year ended December 31, 2019.
(c)Note payable to related party.

Lines of credit
At September 30, 2020 and December 31, 2019, DPL had outstanding borrowings on its line of credit of $90.0 million and $104.0 million, respectively. At September 30, 2020 and December 31, 2019, DP&L had outstanding borrowings on its line of credit of $0.0 million and $40.0 million, respectively.

Significant transactions
On July 31, 2020, DP&L issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives. Accordingly, at September 30, 2020, the $140.0 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Condensed Consolidated Balance Sheet.

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

Long-term debt covenants and restrictions
DPL’s revolving credit agreement has two financial covenants. The first financial covenant, a minimum EBITDA, calculated at the end of each fiscal quarter for the four prior fiscal quarters, of $125.0 million is required, stepping up to $130.0 million on September 30, 2022 and $150.0 million on December 31, 2022. As of September 30, 2020, this financial covenant was in compliance.

The second financial covenant is an EBITDA to Interest Expense ratio that is calculated, at the end of each fiscal quarter, by dividing EBITDA for the four prior fiscal quarters by the consolidated interest charges for the same period. The ratio, per the agreement, is to be not less than 1.70 to 1.00, and steps up to 1.75 to 1.00 on September 30, 2022 and 2.00 to 1.00 as of December 31, 2022. As of September 30, 2020, this financial covenant was met with a ratio of 2.72 to 1.00.

DPL’s secured revolving credit agreement also restricts dividend payments from DPL to AES, such that DPL cannot make dividend payments unless at the time of, and/or as a result of the distribution, (i) DPL’s leverage ratio does not exceed 0.67 to 1.00 and DPL’s interest coverage ratio is not less than 2.50 to 1.00 or, if such ratios are not within the parameters, (ii) DPL’s senior long-term debt rating from two of the three major credit rating agencies is at least investment grade. As a result, as of September 30, 2020, DPL was prohibited from making a distribution to its shareholder or making a loan to any of its affiliates (other than its subsidiaries).

DP&L's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of DP&L's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.48 to 1.00 as of September 30, 2020.

As of September 30, 2020, DPL and DP&L were in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
DPL	55.2%	(35.6)%	71.1%	(9.8)%

DPL’s effective combined state and federal income tax rate for all operations was 55.2% and 71.1% for the three and nine months ended September 30, 2020, respectively. This rate is higher than the combined federal and state statutory rate of 22.3% primarily due to the flowthrough of the net tax benefit related to the reversal of excess deferred taxes of DP&L and the reversal of an uncertain tax position; these benefits were partially offset by an adjustment to the deferred tax balances. For the nine months ended September 30, 2020, DPL’s current period tax benefit was calculated using the limitations prescribed in ASC 740-270-30-28 as DPL's year-to-date pre-tax loss exceeded the amount of the anticipated full-year pre-tax loss.

DPL's income tax expense for the nine months ended September 30, 2019 was calculated using the estimated annual effective income tax rates for 2019 of (10.1)%. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income.

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

During the nine months ended September 30, 2020, DPL received a payment from AES of $52.0 million against its tax receivable balance as part of a $150.0 million payment from AES. See Note 9 – Shareholder's Deficit for additional information.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the nine-month periods ended September 30, 2020 and 2019.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2020 and 2019 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Service cost	$0.9	$0.9	$2.8	$2.7
Interest cost	2.9	3.7	8.8	11.2
Expected return on plan assets	(4.6)	(5.0)	(14.0)	(15.0)
Amortization of unrecognized:
Prior service cost	0.3	0.3	0.8	0.9
Actuarial loss	1.5	1.1	4.6	3.2
Net periodic benefit cost	$1.0	$1.0	$3.0	$3.0

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.1 million at September 30, 2020 and $9.6 million at December 31, 2019 were not material to the financial statements in the periods covered by this report.

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

For the nine months ended September 30, 2019, AES made a capital contribution of $2.7 million by converting the amount owed to it by DPL related to tax-sharing payments for current tax liabilities.

During the nine months ended September 30, 2020, DPL received $150.0 million in a cash contribution from AES, which DPL then used to make a $150.0 million capital contribution to DP&L. The contribution at DPL represented an equity capital contribution of $98.0 million and a payment of $52.0 million against its tax receivable. The proceeds from the capital contribution at DP&L will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system.

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

At September 30, 2020, DPL had $1.9 million of guarantees on behalf of AES Ohio Generation to third parties for future financial or performance assurance under such agreements. The guarantee arrangements entered into by DPL with these third parties cover select present and future obligations of AES Ohio Generation to such beneficiaries and are terminable by DPL upon written notice to the beneficiaries within a certain time. At September 30, 2020 and December 31, 2019, we had no outstanding balance of obligations covered by these guarantees.

To date, DPL has not incurred any losses related to the guarantees of AES Ohio Generation’s obligations and we believe it is unlikely that DPL would be required to perform or incur any losses in the future associated with any of the above guarantees.

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At September 30, 2020, DP&L could be responsible for the repayment of 4.9%, or $63.4 million, of $1,294.3 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members had filed for bankruptcy protection and the bankruptcy court had approved that member's rejection of the OVEC arrangement and its related obligations. Subsequent to that decision, another entity has assumed that member's ownership interest and all related liabilities.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Consolidated Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Consolidated Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2020, cannot be reasonably determined.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to approximately 530,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and DP&L’s Hutchings Coal generating facility, which was closed in 2013. This facility did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, it is grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include collections and amortization of fuel deferrals from historical periods, are included in the Utility segment.

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

The following tables present financial information for DPL’s Utility reportable business segment:

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three months ended September 30, 2020
Revenues from external customers	$176.8	$2.0	$—	$178.8
Intersegment revenues	0.2	1.0	(1.2)	—
Total revenues	$177.0	$3.0	$(1.2)	$178.8

Depreciation and amortization	$18.2	$0.4	$—	$18.6
Interest expense	$5.9	$11.2	$—	$17.1
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$21.3	$(41.0)	$—	$(19.7)

Capital expenditures	$44.6	$0.1	$—	$44.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Three Months Ended September 30, 2019
Revenues from external customers	$190.9	$2.0	$—	$192.9
Intersegment revenues	0.2	0.8	(1.0)	—
Total revenues	$191.1	$2.8	$(1.0)	$192.9

Depreciation and amortization	$17.4	$0.3	$—	$17.7
Interest expense	$6.1	$12.2	$—	$18.3
Income / (loss) from continuing operations before income tax	$37.7	$(10.6)	$—	$27.1

Capital expenditures	$58.9	$0.1	$—	$59.0

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2020
Revenues from external customers	$498.4	$6.7	$—	$505.1
Intersegment revenues	0.7	2.7	(3.4)	—
Total revenues	$499.1	$9.4	$(3.4)	$505.1

Depreciation and amortization	$53.7	$1.1	$—	$54.8
Interest expense	$18.5	$36.9	$—	$55.4
Loss on early extinguishment of debt	$—	$31.7	$—	$31.7
Income / (loss) from continuing operations before income tax	$49.7	$(63.3)	$—	$(13.6)

Capital expenditures	$125.1	$3.6	$—	$128.7

$ in millions	Utility	Other	Adjustments and Eliminations	DPL Consolidated
Nine months ended September 30, 2019
Revenues from external customers	$569.4	$7.1	$—	$576.5
Intersegment revenues	0.8	2.4	(3.2)	—
Total revenues	$570.2	$9.5	$(3.2)	$576.5

Depreciation and amortization	$52.9	$1.1	$—	$54.0
Interest expense	$19.9	$43.8	$—	$63.7
Loss on early extinguishment of debt	$—	$44.9	$—	$44.9
Income / (loss) from continuing operations before income tax	$108.8	$(83.1)	$—	$25.7

Capital expenditures	$121.1	$1.3	$—	$122.4

Total Assets	September 30, 2020	December 31, 2019
Utility	$1,890.5	$1,883.2
All Other (a)	17.0	52.6
DPL Consolidated	$1,907.5	$1,935.8

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

DPL's revenue from contracts with customers was $177.0 million and $188.9 million for the three months ended September 30, 2020 and 2019, respectively, and $492.3 million and $560.8 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents our revenue from contracts with customers and other revenue by segment for the three and nine months ended September 30, 2020 and 2019:

$ in millions	Utility	Other	Adjustments and Eliminations	Total
	Three Months Ended September 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$99.3	$—	$—	$99.3
Commercial revenue	32.2	—	—	32.2
Industrial revenue	14.5	—	—	14.5
Governmental revenue	9.9	—	—	9.9
Other (a)	3.7	—	—	3.7
Total retail revenue from contracts with customers	159.6	—	—	159.6
Other retail revenue (b)	0.1	—	—	0.1
Wholesale revenue
Wholesale revenue from contracts with customers	3.2	—	(0.2)	3.0
RTO ancillary revenue	11.5	(0.1)	—	11.4
Capacity revenue	0.9	—	—	0.9
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.1	—	2.1
Other miscellaneous revenue	1.7	1.0	(1.0)	1.7
Total revenues	$177.0	$3.0	$(1.2)	$178.8

$ in millions	Utility	Other	Adjustments and Eliminations	Total

	Three Months Ended September 30, 2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$107.5	$—	$—	$107.5
Commercial revenue	34.8	—	—	34.8
Industrial revenue	13.7	—	—	13.7
Governmental revenue	11.4	—	—	11.4
Other (a)	3.1	—	—	3.1
Total retail revenue from contracts with customers	170.5	—	—	170.5
Other retail revenue (b)	3.8	—	—	3.8
Wholesale revenue
Wholesale revenue from contracts with customers	4.4	—	(0.2)	4.2
RTO ancillary revenue	11.0	0.1	—	11.1
Capacity revenue	1.1	—	—	1.1
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	2.0	—	2.0
Other miscellaneous revenue	0.3	0.7	(0.8)	0.2
Total revenues	$191.1	$2.8	$(1.0)	$192.9

	Nine months ended September 30, 2020
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$279.9	$—	$—	$279.9
Commercial revenue	87.6	—	—	87.6
Industrial revenue	38.2	—	—	38.2
Governmental revenue	27.7	—	—	27.7
Other (a)	9.7	—	—	9.7
Total retail revenue from contracts with customers	443.1	—	—	443.1
Other retail revenue (b)	8.8	—	—	8.8
Wholesale revenue
Wholesale revenue from contracts with customers	7.7	—	(0.7)	7.0
RTO ancillary revenue	32.3	—	—	32.3
Capacity revenue	3.2	—	—	3.2
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	6.7	—	6.7
Other miscellaneous revenue	4.0	2.7	(2.7)	4.0
Total revenues	$499.1	$9.4	$(3.4)	$505.1

	Nine months ended September 30, 2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$313.9	$—	$—	$313.9
Commercial revenue	103.7	—	—	103.7
Industrial revenue	43.5	—	—	43.5
Governmental revenue	33.3	—	—	33.3
Other (a)	9.4	—	—	9.4
Total retail revenue from contracts with customers	503.8	—	—	503.8
Other retail revenue (b)	14.9	—	—	14.9
Wholesale revenue
Wholesale revenue from contracts with customers	12.8	—	(0.8)	12.0
RTO ancillary revenue	32.8	0.1	—	32.9
Capacity revenue	5.0	—	—	5.0
Miscellaneous revenue
Miscellaneous revenue from contracts with customers (c)	—	7.1	—	7.1
Other miscellaneous revenue	0.9	2.3	(2.4)	0.8
Total revenues	$570.2	$9.5	$(3.2)	$576.5

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

The balances of receivables from contracts with customers were $67.3 million and $65.1 million as of September 30, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, though during the third quarter of 2020 DP&L implemented and offered extended payment plans to customers as a result of the pandemic.

Note 13 – Discontinued Operations

Conesville - In May 2020, AEP, the operator of the formerly co-owned Conesville EGU, retired Conesville Unit 4 as planned. On June 5, 2020, DPL and AES Ohio Generation, together with AEP, completed the transfer of their interests in the retired Unit 4, including the associated environmental liabilities, to an unaffiliated third-party purchaser. As a result, DPL recognized a gain on the transfer of $4.5 million for the nine months ended September 30, 2020. For the transaction, DPL will make quarterly cash expenditures, totaling $4.0 million, through July 2022, of which $1.0 million has been paid through September 30, 2020. The transfer of Conesville Unit 4 was the last step in DPL's plan to exit its AES Ohio Generation business operations.

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

The following table summarizes the revenues, operating costs, other expenses and income tax of discontinued operations for the periods indicated:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Revenues	$0.9	$16.2	$23.3	$56.7
Operating costs and other expenses	0.5	(17.2)	(23.9)	(26.6)
Income from discontinued operations	1.4	(1.0)	(0.6)	30.1
Gain from disposal of discontinued operations	—	—	4.5	0.1
Income tax expense from discontinued operations	0.3	(0.2)	0.8	6.3
Net income from discontinued operations	$1.1	$(0.8)	$3.1	$23.9

Cash flows related to discontinued operations are included in our Condensed Consolidated Statements of Cash Flows. Cash flows from operating activities for discontinued operations were $1.5 million and $(1.7) million for the three months ended September 30, 2020 and 2019, respectively, and $5.1 million and $9.9 million for the nine months ended September 30, 2020 and 2019, respectively. Cash flows from investing activities for discontinued operations were $(0.4) million and $4.0 million, respectively, for the three and nine months ended September 30, 2020. There were no material cash flows from investing activities for the three and nine months ended September 30, 2019.

AROs of Discontinued Operations
Prior to the transfer of the retired Stuart and Killen generating facilities, the facilities carried ARO liabilities consisting primarily of river intake and discharge structures, coal unloading facilities, landfills and ash disposal facilities. In the first quarter of 2019, DPL reduced the ARO liability related to the Stuart and Killen ash ponds and landfills by $22.5 million based on updated internal analyses that reduced estimated closure costs associated with these ash ponds and landfills. As these plants were no longer in service, the reduction to the ARO liability was recorded as a credit to depreciation and amortization expense in the same amount. The credit to depreciation and amortization expense is included in operating and other expenses of discontinued operations for the nine months ended September 30, 2019 in the table above.

Note – 14 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. The State of Ohio has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has impacted energy demand within our service territory, though the stay-at-home restrictions have now been lifted in our service territory. On March 12, 2020, the PUCO also issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This prohibition ended for DP&L on September 1, 2020. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March and continued in the second and third quarters of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold:

Customer class	For the three months ended September 30, 2020 compared to the same period in 2019	For the six months ended September 30, 2020 compared to the same period in 2019 (a)	For the nine months ended September 30, 2020 compared to the same period in 2019
Commercial	(4.8)%	(9.4)%	(7.0)%
Industrial	0.9%	(9.3)%	(6.8)%
Residential	11.0%	9.8%	6.0%
(a) This period most closely approximates the duration of the economic impact on our sales demand as a result of the COVID-19 pandemic.

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

FINANCIAL STATEMENTS

The Dayton Power and Light Company

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Operations
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Revenues	$177.0	$191.1	$499.1	$570.2

Operating costs and expenses
Net fuel cost	0.4	0.6	1.3	2.0
Net purchased power cost	65.7	65.9	177.1	193.3
Operation and maintenance	47.8	42.2	137.7	135.2
Depreciation and amortization	18.2	17.4	53.7	52.9
Taxes other than income taxes	17.8	20.8	59.6	58.2
Other, net	0.1	(0.1)	0.1	—
Total operating costs and expenses	150.0	146.8	429.5	441.6

Operating income	27.0	44.3	69.6	128.6

Other income / (expense), net:
Interest expense	(5.9)	(6.1)	(18.5)	(19.9)
Other income / (expense)	0.2	(0.5)	(1.4)	0.1
Total other expense, net	(5.7)	(6.6)	(19.9)	(19.8)

Income before income tax	21.3	37.7	49.7	108.8

Income tax expense / (benefit)	3.5	(7.2)	2.4	5.1

Net income	$17.8	$44.9	$47.3	$103.7
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Comprehensive Income
(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Net income	$17.8	$44.9	$47.3	$103.7
Derivative activity:
Change in derivative fair value, net of income tax benefit of $0.0, $0.0, $0.0 and $0.2 for each respective period	0.2	(0.1)	0.1	(0.9)
Reclassification to earnings, net of income tax benefit of $(0.1), $0.0, $(0.1) and $0.0 for each respective period	(0.1)	—	(0.3)	(0.1)
Total derivative activity	0.1	(0.1)	(0.2)	(1.0)

Pension and postretirement activity:
Reclassification to earnings, net of income tax (benefit) / expense of $(0.2), $0.9, $(0.6) and $(0.5) for each respective period	0.8	1.7	2.4	2.1
Total change in unfunded pension and postretirement obligations	0.8	1.7	2.4	2.1

Other comprehensive income	0.9	1.6	2.2	1.1

Net comprehensive income	$18.7	$46.5	$49.5	$104.8
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Balance Sheets
(Unaudited)
$ in millions	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$26.1	$10.8
Restricted cash	0.1	10.5
Accounts receivable, net of allowance for credit losses of $3.2 and $0.4, respectively (Note 2)	69.2	70.9
Inventories (Note 2)	8.2	10.4
Taxes applicable to subsequent years	19.7	77.4
Regulatory assets, current	20.9	19.7
Taxes receivable	32.8	35.7
Prepayments and other current assets	6.7	10.8
Total current assets	183.7	246.2

Property, plant & equipment:
Property, plant & equipment	2,409.5	2,333.6
Less: Accumulated depreciation and amortization	(1,025.2)	(1,012.7)
	1,384.3	1,320.9
Construction work in process	109.4	104.5
Total net property, plant & equipment	1,493.7	1,425.4

Other non-current assets:
Regulatory assets, non-current	177.0	173.8
Intangible assets, net of amortization	16.8	18.2
Other non-current assets	19.3	19.6
Total other non-current assets	213.1	211.6
Total assets	$1,890.5	$1,883.2

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
Short-term and current portion of long-term debt (Note 6)	$0.2	$179.8
Accounts payable	53.7	74.4
Accrued taxes	84.3	79.4
Accrued interest	6.0	1.4
Customer deposits	18.5	20.6
Regulatory liabilities, current	19.8	27.9
Accrued and other current liabilities	28.7	16.3
Total current liabilities	211.2	399.8

Non-current liabilities:
Long-term debt (Note 6)	573.9	434.6
Deferred income taxes	172.1	158.1
Taxes payable	2.8	82.3
Regulatory liabilities, non-current	220.5	243.6
Accrued pension and other post-retirement benefits	69.0	79.9
Other non-current liabilities	10.7	11.5
Total non-current liabilities	1,049.0	1,010.0

Commitments and contingencies (Note 9)

Common shareholder's equity:
Common stock, at par value of $0.01 per share	0.4	0.4
50,000,000 shares authorized, 41,172,173 shares issued and outstanding
Other paid-in capital	724.4	617.0
Accumulated other comprehensive loss	(34.7)	(36.9)
Accumulated deficit	(59.8)	(107.1)
Total common shareholder's equity	630.3	473.4
Total liabilities and shareholder's equity	$1,890.5	$1,883.2
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Cash Flows
(Unaudited)
	Nine months ended September 30,
$ in millions	2020	2019
Cash flows from operating activities:
Net income	$47.3	$103.7
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	53.7	52.9
Amortization of deferred financing costs and debt discounts	2.9	2.8
Deferred income taxes	(0.1)	(17.2)
Changes in certain assets and liabilities:
Accounts receivable, net	1.7	18.9
Inventories	2.1	(2.1)
Taxes applicable to subsequent years	57.7	54.3
Deferred regulatory costs, net	(17.1)	2.9
Accounts payable	(20.6)	(4.8)
Accrued taxes payable / receivable	(71.6)	(65.6)
Accrued interest	4.6	6.0
Accrued pension and other post-retirement benefits	(10.8)	(9.3)
Other	(0.1)	(3.6)
Net cash provided by operating activities	49.7	138.9
Cash flows from investing activities:
Capital expenditures	(125.1)	(121.1)
Other investing activities, net	(0.7)	(3.5)
Net cash used in investing activities	(125.8)	(124.6)
Cash flows from financing activities:
Payments of deferred financing costs	(1.2)	(4.6)
Returns of capital paid to parent	(27.7)	(90.0)
Capital contributions from parent	150.0	—
Borrowings from revolving credit facilities	75.0	60.0
Repayment of borrowings from revolving credit facilities	(115.0)	—
Issuance of long-term debt, net of discount	140.0	422.3
Retirement of long-term debt, including early payment premium	(140.0)	(436.1)
Other financing activities, net	(0.1)	(0.1)
Net cash provided by / (used in) financing activities	81.0	(48.5)
Cash, cash equivalents, and restricted cash:
Net change	4.9	(34.2)
Balance at beginning of period	21.3	66.2
Cash, cash equivalents, and restricted cash at end of period	$26.2	$32.0
Supplemental cash flow information:
Interest paid, net of amounts capitalized	$10.5	$10.8
Income taxes paid, net	$0.1	$19.0
Non-cash financing and investing activities:
Accruals for capital expenditures	$16.4	$2.0
See Notes to Condensed Financial Statements.

THE DAYTON POWER AND LIGHT COMPANY
Condensed Statements of Shareholder's Equity
(Unaudited)

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2020	41,172,173	$0.4	$617.0	$(36.9)	$(107.1)	$473.4
Net comprehensive income				0.4	11.7	12.1
Balance, March 31, 2020	41,172,173	0.4	617.0	(36.5)	(95.4)	485.5
Net comprehensive income				0.9	17.8	18.7
Return of capital			(14.2)			(14.2)
Capital contribution from parent			150.0			150.0
Other			0.1			0.1
Balance, June 30, 2020	41,172,173	0.4	752.9	(35.6)	(77.6)	640.1
Net comprehensive income				0.9	17.8	18.7
Return of capital			(28.5)			(28.5)
Balance, September 30, 2020	41,172,173	$0.4	$724.4	$(34.7)	$(59.8)	$630.3

(a)    $0.01 par value, 50,000,000 shares authorized.

	Common Stock (a)
$ in millions	Outstanding Shares	Amount	Other Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance, January 1, 2019	41,172,173	$0.4	$711.8	$(35.3)	$(231.6)	$445.3
Net comprehensive income				0.4	29.0	29.4
Other					(0.3)	(0.3)
Balance, March 31, 2019	41,172,173	0.4	711.8	(34.9)	(202.9)	474.4
Net comprehensive income				(0.9)	29.8	28.9
Return of capital			(70.0)			(70.0)
Balance, June 30, 2019	41,172,173	0.4	641.8	(35.8)	(173.1)	433.3
Net comprehensive income				1.6	44.9	46.5
Return of capital			(20.0)			(20.0)
Other			0.1		(0.1)	—
Balance, September 30, 2019	41,172,173	$0.4	$621.9	$(34.2)	$(128.3)	$459.8

(a)$0.01 par value, 50,000,000 shares authorized.

See Notes to Condensed Financial Statements.

The Dayton Power and Light Company
Notes to Condensed Financial Statements (Unaudited)

Note 1 – Overview and Summary of Significant Accounting Policies

Description of Business
DP&L is a public utility incorporated in 1911 under the laws of Ohio. Beginning in 2001, Ohio law gave Ohio consumers the right to choose the electric generation supplier from whom they purchase retail generation service; however, retail transmission and distribution services are still regulated. DP&L has the exclusive right to provide such transmission and distribution services to approximately 530,000 customers located in West Central Ohio. Additionally, DP&L provides retail SSO electric service to residential, commercial, industrial and governmental customers in a 6,000-square mile area of West Central Ohio. DP&L has one reportable segment, the Utility segment. In addition to DP&L's electric transmission and distribution businesses, the Utility segment includes revenues and costs associated with DP&L's investment in OVEC and the historical results of DP&L’s Hutchings Coal generating facility, which is now closed. Principal industries located in DP&L’s service territory include automotive, food processing, paper, plastic, health care, data management, manufacturing and defense. DP&L's sales typically reflect the seasonal weather patterns and the growth of energy efficiency initiatives. However, the impacts of weather, energy efficiency programs and economic changes in customer demand were largely offset in 2019 by DP&L’s Decoupling Rider, which was in place from January 1, 2019 until December 18, 2019. See Note 3 – Regulatory Matters for more information. DP&L sells its proportional share of energy and capacity from its investment in OVEC into the wholesale market. DP&L is a subsidiary of DPL. The terms “we,” “us,” “our” and “ours” are used to refer to DP&L.

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

DP&L employed 630 people as of September 30, 2020. Approximately 59% of DP&L employees are under a collective bargaining agreement, which expired October 31, 2020. On October 29, 2020, DP&L reached a tentative agreement with the union. The ratification vote is set for November 9, 2020. The parties currently plan to work under the terms of the expired agreement until a new agreement is ratified.

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

In the opinion of our management, the Condensed Financial Statements presented in this report contain all adjustments necessary to fairly state our financial position as of September 30, 2020; our results of operations for the three and nine months ended September 30, 2020 and 2019, our cash flows for the nine months ended September 30, 2020 and 2019 and the changes in our equity for the three and nine months ended September 30, 2020 and 2019. Unless otherwise noted, all adjustments are normal and recurring in nature. Due to various factors, interim results for the three and nine months ended September 30, 2020 may not be indicative of our results that will be realized for the full year ending December 31, 2020.

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

Cash, Cash Equivalents, and Restricted Cash
The following table provides a summary of cash, cash equivalents, and restricted cash amounts reported on the Condensed Balance Sheets that reconcile to the total of such amounts as shown on the Condensed Statements of Cash Flows:

$ in millions	September 30, 2020	December 31, 2019
Cash and cash equivalents	$26.1	$10.8
Restricted cash	0.1	10.5
Cash, Cash Equivalents, and Restricted Cash, End of Period	$26.2	$21.3

Accounting for Taxes Collected from Customers and Remitted to Governmental Authorities
DP&L collects certain excise taxes levied by state or local governments from its customers. These taxes are accounted for on a net basis and not included in revenue. The amounts of such taxes collected for the three months ended September 30, 2020 and 2019 were $13.4 million and $13.0 million, respectively. The amounts of such taxes collected for the nine months ended September 30, 2020 and 2019 were $36.7 million and $37.3 million, respectively.

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
		Effective for all entities March 12, 2020 - December 31, 2022	We are currently evaluating the impact of adopting the standard on our condensed financial statements.

Note 2 – Supplemental Financial Information

Accounts receivable are as follows at September 30, 2020 and December 31, 2019:

	September 30,	December 31,
$ in millions	2020	2019
Accounts receivable, net:
Customer receivables	$51.2	$45.0
Unbilled revenue	15.1	19.4
Amounts due from affiliates	2.0	3.9
Due from PJM transmission enhancement settlement	1.8	1.8
Other	2.3	1.2
Allowance for credit losses	(3.2)	(0.4)
Total accounts receivable, net	$69.2	$70.9

The following table is a rollforward of our allowance for credit losses related to the accounts receivable balances for the nine months ended September 30, 2020:

$ in millions	Beginning Allowance Balance at January 1, 2020	Current Period Provision	Write-offs Charged Against Allowances	Recoveries Collected	Ending Allowance Balance at September 30, 2020
Allowance for credit losses	$0.4	$2.7	$(3.5)	$3.6	$3.2

The allowance for credit losses primarily relates to utility customer receivables, including unbilled amounts. Expected credit loss estimates are developed by disaggregating customers into those with similar credit risk characteristics and using historical credit loss experience. In addition, we also consider how current and future economic conditions are expected to impact collectability, as applicable, including the economic impacts of the COVID-19 pandemic on our receivable balance as of September 30, 2020. Amounts are written off when reasonable collections efforts have been exhausted. On March 12, 2020, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 due to the economic impacts of COVID-19. This order along with the economic impacts of COVID-19 has resulted in an increase in past due customer receivable balances, and thus the current period provision and the allowance for credit losses have increased during 2020. See Note 12 – Risks and Uncertainties for additional discussion of the COVID-19 pandemic.

Inventories consist of materials and supplies at September 30, 2020 and December 31, 2019.

Accumulated Other Comprehensive Loss
The amounts reclassified out of Accumulated Other Comprehensive Loss by component during the three and nine months ended September 30, 2020 and 2019 are as follows:

Details about Accumulated Other Comprehensive Loss components	Affected line item in the Condensed Statements of Operations	Three months ended		Nine months ended
		September 30,		September 30,
$ in millions		2020	2019	2020	2019
Gains and losses on cash flow hedges (Note 5):
	Interest expense	$—	$—	$(0.2)	$(0.1)
	Income tax benefit	(0.1)	—	(0.1)	—
	Net of income taxes	(0.1)	—	(0.3)	(0.1)

Amortization of defined benefit pension items (Note 8):
	Other expense	1.0	0.8	3.0	2.6
	Income tax expense / (benefit)	(0.2)	0.9	(0.6)	(0.5)
	Net of income taxes	0.8	1.7	2.4	2.1

Total reclassifications for the period, net of income taxes		$0.7	$1.7	$2.1	$2.0

The changes in the components of Accumulated Other Comprehensive Loss during the nine months ended September 30, 2020 are as follows:

$ in millions	Gains / (losses) on cash flow hedges	Change in unfunded pension and postretirement benefit obligations	Total
Balance at January 1, 2020	$(0.4)	$(36.5)	$(36.9)

Other comprehensive income before reclassifications	0.1	—	0.1
Amounts reclassified from AOCL to earnings	(0.3)	2.4	2.1
Net current period other comprehensive income / (loss)	(0.2)	2.4	2.2

Balance at September 30, 2020	$(0.6)	$(34.1)	$(34.7)

Note 3 – Regulatory Matters

ESP v. MRO and SEET Proceedings
Ohio law requires utilities to file either an ESP or MRO plan to establish SSO rates. From November 1, 2017 through December 18, 2019, DP&L operated pursuant to an approved ESP plan, which was initially approved on October 20, 2017 (ESP 3). On November 21, 2019, the PUCO issued a supplemental order modifying ESP 3, and as a result DP&L filed a Notice of Withdrawal of its ESP 3 Application and requested to revert to the ESP rates that were in effect prior to ESP 3. The Notice of Withdrawal was approved by the PUCO on December 18, 2019. The PUCO order required, among other things, DP&L to conduct both an ESP v. MRO Test to validate that the ESP is expected to be more favorable in the aggregate than what would be experienced under an MRO, and a prospective SEET, which were filed with the PUCO on April 1, 2020. DP&L is also subject to an annual retrospective SEET.

On October 23, 2020, DP&L entered into a Stipulation and Recommendation (settlement) with the staff of the PUCO and various customers, and organizations representing customers of DP&L and certain other parties with respect to, among other matters, DP&L’s applications pending at the PUCO for (i) approval of DP&L’s plan to modernize its distribution grid (the Smart Grid Plan), (ii) findings that DP&L passed the SEET for 2018 and 2019, and (iii) findings that DP&L’s current ESP 1 satisfies the SEET and the more favorable in the aggregate (MFA) regulatory test. The settlement is subject to, and conditioned upon, approval by the PUCO. A hearing has been set for January 11, 2021 for consideration of this settlement. The settlement would provide, among other items, for the following:

•Approval of the Smart Grid Plan outlined in the Smart Grid Plan application filed by DP&L with the PUCO, as modified by the terms of the settlement, including, subject to offsetting operational benefits and certain other conditions, a return on and recovery of up to $249.0 million of Smart Grid Plan Phase 1 capital investments and recovery of operational and maintenance expenses through DP&L’s existing Infrastructure Investment Rider for a term of four years, under an aggregate cap of $267.6 million on the amount of such investments and expenses that is recoverable, and an acknowledgement that DP&L may file a subsequent application with the PUCO within three years seeking approvals for Phase 2 of the Smart Grid Plan;
•A commitment by DP&L to invest in a customer information system and supporting technologies during Phase 1 of the Smart Grid Plan, with DP&L recovering a return on and of prudently incurred capital investments and operational and maintenance expenses, including deferred operational and maintenance expense amounts, in a future rate case;
•A determination that DP&L’s ESP 1 satisfies the prospective SEET and the MFA regulatory test;
•A recommendation by parties to the settlement that the PUCO also finds that DP&L satisfies the retrospective SEET for 2018 and 2019;
•A commitment by DP&L to file an application with the PUCO no later than October 1, 2023 for a new electric security plan that does not seek to implement certain non-bypassable charges, including those related to provider of last resort risks, stability, or financial integrity; and
•DP&L shareholder funding, in an aggregate amount of approximately $30.0 million over four years, for certain economic development discounts, incentives, and grants to certain commercial and industrial customers, including hospitals and manufacturers, assistance for low-income customers as well as the residents and businesses of the City of Dayton, and promotion of solar and resiliency development within DP&L’s service territory.

Certain parties which intervened in the ESP proceedings have filed petitions for rehearing of the recent PUCO ESP orders; some of which seek to eliminate DP&L’s RSC from the ESP 1 rates that are currently in place and others seek to re-implement the 2017 ESP, but without the DMR. We are unable to predict the outcomes of these petitions, but if these result in terms that are more adverse than DP&L's current ESP rate plan, it could have a material adverse effect on our results of operations, financial condition and cash flows. The parties signing the above-referenced settlement have agreed to withdraw their respective petitions if the settlement is approved by the PUCO without material modification.

Decoupling
On January 23, 2020 DP&L filed with the PUCO requesting approval to defer its decoupling costs consistent with the methodology approved in its Distribution Rate Case. If approved, deferral would be effective December 18, 2019 and going forward would reduce impacts of weather, energy efficiency programs and economic changes in customer demand.

COVID-19
In response to the PUCO’s COVID-19 emergency orders, DP&L filed an Application on March 23, 2020, requesting waivers of certain rule and tariff requirements and deferral of certain costs and revenues including those related to deposits and reconnection fees, late payment fees, credit card fees; and waived or uncollected amounts associated with putting customers on payment plans. On May 20, 2020, the PUCO approved the application and required DP&L to file a plan outlining the timing and steps it plans to take in an effort to return to normal operations. The authorized deferral of those certain costs and revenues must be offset by COVID-19 related savings. DP&L filed its plan on July 15, 2020 and was approved by the PUCO on August 12, 2020. As a result, DP&L has recorded a
$0.8 million regulatory asset as of September 30, 2020. Recovery of these deferrals will be addressed in a future rate proceeding.

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

The following table presents the fair value, carrying value and cost of our non-derivative instruments at September 30, 2020 and December 31, 2019. Further information about the fair value of our derivative instruments can be found in Note 5 – Derivative Instruments and Hedging Activities.

	September 30, 2020		December 31, 2019
$ in millions	Cost	Fair Value	Cost	Fair Value
Assets
Money market funds	$0.2	$0.2	$0.3	$0.3
Equity securities	2.1	3.9	2.3	4.2
Debt securities	4.0	4.1	4.0	4.1
Hedge funds	—	—	0.1	0.1
Tangible assets	—	—	0.1	0.1
Total assets	$6.3	$8.2	$6.8	$8.8

	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Long-term debt	$574.1	$615.2	$574.4	$600.5

These financial instruments are not subject to master netting agreements or collateral requirements and as such are presented in the Condensed Balance Sheet at their gross fair value, except for Long-term debt, which is presented at amortized carrying value.

We did not have any transfers of the fair values of our financial instruments between Level 1, Level 2 or Level 3 of the fair value hierarchy during the nine months ended September 30, 2020 or 2019.

Master Trust Assets
DP&L established a Master Trust to hold assets that could be used for the benefit of employees participating in employee benefit plans and these assets are not used for general operating purposes. These assets are primarily comprised of open-ended mutual funds, which are valued using the net asset value per unit. These investments are recorded at fair value within Other deferred assets on the Condensed Balance Sheets and classified as equity investments. We recorded net unrealized gains / (losses) of $0.3 million and $(0.1) million during the three months ended September 30, 2020 and 2019, respectively, and $0.0 million and $0.6 million during the during the nine months ended September 30, 2020 and 2019, respectively. These amounts are included in "Other income" in our Condensed Statements of Operations.

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

The fair value of assets and liabilities at September 30, 2020 and December 31, 2019 and the respective category within the fair value hierarchy for DP&L is as follows:

$ in millions	Fair value at September 30, 2020 (a)				Fair value at December 31, 2019 (a)
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Master Trust assets
Money market funds	$0.2	$—	$—	$0.2	$0.3	$—	$—	$0.3
Equity securities	—	3.9	—	3.9	—	4.2	—	4.2
Debt securities	—	4.1	—	4.1	—	4.1	—	4.1
Hedge funds	—	—	—	—	—	0.1	—	0.1
Tangible assets	—	—	—	—	—	0.1	—	0.1
Total Master Trust assets	0.2	8.0	—	8.2	0.3	8.5	—	8.8
Derivative assets
Interest rate hedges	—	—	—	—	—	0.1	—	0.1
Total derivative assets	—	—	—	—	—	0.1	—	0.1

Total assets	$0.2	$8.0	$—	$8.2	$0.3	$8.6	$—	$8.9

Liabilities
Long-term debt	$—	$597.8	$17.4	$615.2	$—	$583.0	$17.5	$600.5

Total liabilities	$—	$597.8	$17.4	$615.2	$—	$583.0	$17.5	$600.5

(a)    Includes credit valuation adjustment

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

Note 5 – Derivative Instruments and Hedging Activities

For further information on our derivative and hedge accounting policies, See Note 1 – Overview and Summary of Significant Accounting Policies – Financial Derivatives and Note 6 - Derivative Instruments and Hedging Activities of Item 8 – Financial Statements and Supplementary Data in our Form 10-K.

Cash Flow Hedges

In August 2020, the two interest rate swaps to hedge the variable interest on the $140.0 million variable interest rate tax-exempt First Mortgage Bonds expired, as the associated debt reached maturity. The interest rate swaps had a combined notional amount of $140.0 million and settled monthly based on a one-month LIBOR. The AOCL associated with the swaps was amortized out of AOCL into interest expense over the life of the underlying debt.

The following tables provide information concerning gains or losses recognized in AOCL for the cash flow hedges for the three and nine months ended September 30, 2020 and 2019:

	Three months ended
	September 30, 2020	September 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative losses in AOCL	$(0.7)	$(0.3)
Net gains / (losses) associated with current period hedging transactions	0.2	(0.1)
Net gains reclassified to earnings
Interest expense	(0.1)	—
Ending accumulated derivative losses in AOCL	$(0.6)	$(0.4)

	Nine months ended
	September 30, 2020	September 30, 2019
	Interest	Interest
$ in millions (net of tax)	Rate Hedge	Rate Hedge
Beginning accumulated derivative gains / (losses) in AOCL	$(0.4)	$0.6
Net gains / (losses) associated with current period hedging transactions	0.1	(0.9)
Net gains reclassified to earnings
Interest expense	(0.3)	(0.1)
Ending accumulated derivative losses in AOCL	$(0.6)	$(0.4)

Portion expected to be reclassified to earnings in the next twelve months	$0.6
Maximum length of time that we are hedging our exposure to variability in future cash flows related to forecasted transactions (in months)	0

Financial Statement Effect
DP&L has elected not to offset derivative assets and liabilities and not to offset net derivative positions against the right to reclaim cash collateral pledged (an asset) or the obligation to return cash collateral received (a liability) under derivative agreements. The fair value derivative position of DP&L's interest rate swaps are as follows:

$ in millions (net of tax)	Hedging Designation	Balance sheet classification	September 30, 2020	December 31, 2019
Interest rate swap	Cash Flow Hedge	Prepayments and other current assets	$—	$0.1

Note 6 – Long-term Debt

The following table summarizes DP&L's long-term debt.

	Interest		September 30,	December 31,
$ in millions	Rate	Maturity	2020	2019
First Mortgage Bonds	3.95%	2049	$425.0	$425.0
First Mortgage Bonds	3.20%	2040	140.0	—
Tax-exempt First Mortgage Bonds - rates from 2.40% - 2.93% (a) and 1.15% - 2.47% (b)		2020	—	140.0
U.S. Government note	4.20%	2061	17.4	17.5
Unamortized deferred financing costs			(5.7)	(5.4)
Unamortized debt discounts and premiums, net			(2.6)	(2.7)
Total long-term debt			574.1	574.4
Less: current portion			(0.2)	(139.8)
Long-term debt, net of current portion			$573.9	$434.6

(a)Range of interest rates for the nine months ended September 30, 2020.
(b)Range of interest rates for the year ended December 31, 2019.

Line of credit
At September 30, 2020 and December 31, 2019, DP&L had outstanding borrowings on its line of credit of $0.0 million and $40.0 million, respectively.

Significant transactions
On July 31, 2020, DP&L issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040. The OAQDA Revenue bonds have not been legally cancelled and can be re-issued at the discretion of DP&L at any time. These bonds will be held in trust while we continue to evaluate market conditions and explore suitable long-term financing alternatives. Accordingly, at September 30, 2020, the $140.0 million variable rate OAQDA Revenue bonds are not treated as being outstanding in the Condensed Balance Sheet for DP&L.

Long-term debt covenants and restrictions
DP&L's unsecured revolving credit facility and Bond Purchase Agreement (financing document entered into in connection with the issuance of DP&L's First Mortgage Bonds, on July 31, 2020) has one financial covenant. The covenant measures Total Debt to Total Capitalization and is calculated, at the end of each fiscal quarter, by dividing total debt at the end of the quarter by total capitalization at the end of the quarter. DP&L’s Total Debt to Total Capitalization ratio shall not be greater than 0.67 to 1.00. This financial covenant was met with a ratio of 0.48 to 1.00 as of September 30, 2020.

As of September 30, 2020, DP&L was in compliance with all debt covenants, including the financial covenants described above.

DP&L does not have any meaningful restrictions in its debt financing documents prohibiting dividends to its parent, DPL.

Substantially all property, plant & equipment of DP&L is subject to the lien of the mortgage securing DP&L’s First and Refunding Mortgage.

Note 7 – Income Taxes

The following table details the effective tax rates for the three and nine months ended September 30, 2020 and 2019.

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
DP&L	16.4%	(19.1)%	4.8%	4.7%

DP&L’s effective combined state and federal income tax rate was 16.4% and 4.8% for the three and nine months ended September 30, 2020, respectively. This is different from the combined federal and state statutory rate of 22.3% primarily due to the net tax benefit related to the reversal of excess deferred taxes and the reversal of an uncertain tax position, which were partially offset by an adjustment to the deferred tax balances.

DP&L's income tax expense for the nine months ended September 30, 2019 was calculated using the estimated annual effective income tax rates for 2019 of 4.5%. Management estimates the annual effective tax rate based on its forecast of annual pre-tax income.

Note 8 – Benefit Plans

DP&L sponsors a defined benefit pension plan for the majority of its employees.

We generally fund pension plan benefits as accrued in accordance with the minimum funding requirements of ERISA and, in addition, make voluntary contributions from time to time. There were $7.5 million in employer contributions during each of the nine-month periods ended September 30, 2020 and 2019.

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

The net periodic benefit cost of the pension benefit plans for the three and nine months ended September 30, 2020 and 2019 was:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Service cost	$0.9	$0.9	$2.8	$2.7
Interest cost	2.9	3.7	8.8	11.2
Expected return on plan assets	(4.6)	(5.0)	(14.0)	(15.0)
Amortization of unrecognized:
Prior service cost	0.3	0.4	1.0	1.3
Actuarial loss	2.2	1.8	6.5	5.3
Net periodic benefit cost	$1.7	$1.8	$5.1	$5.5

In addition, DP&L provides postretirement health care and life insurance benefits to certain retired employees, their spouses and eligible dependents. We have funded a portion of the union-eligible benefits using a Voluntary Employee Beneficiary Association Trust. These postretirement health care benefits and the related unfunded obligation of $9.1 million at September 30, 2020 and $9.6 million at December 31, 2019 were not material to the financial statements in the periods covered by this report.

Note 9 – Shareholder's Equity

Capital Contribution and Returns of Capital
During the nine months ended September 30, 2020, DPL made a capital contribution of $150.0 million to DP&L. The proceeds will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system. Additionally, DP&L declared return of capital payments of $42.7 million to DPL, of which $27.7 million was paid during the period.

During the nine months ended September 30, 2019, DP&L made returns of capital payments of $90.0 million to DPL.

Note 10 – Contractual Obligations, Commercial Commitments and Contingencies

Equity Ownership Interest
DP&L has a 4.9% equity ownership interest in OVEC, which is recorded using the cost method of accounting under GAAP. DP&L, along with several non-affiliated energy companies party to an OVEC arrangement, receive and pay for OVEC capacity and energy and are responsible for OVEC debt obligations and other fixed costs in proportion to their power participation ratios under the arrangement which, for DP&L, is the same as its equity ownership interest. At September 30, 2020, DP&L could be responsible for the repayment of 4.9%, or $63.4 million, of $1,294.3 million OVEC debt obligations if they came due, comprised of both fixed and variable rate securities with maturities from 2022 to 2040. OVEC could also seek additional contributions from DP&L to avoid a default in the event that other OVEC members defaulted on their respective OVEC obligations. One of the other OVEC members had filed for bankruptcy protection and the bankruptcy court had approved that member's rejection of the OVEC arrangement and its related obligations. Subsequent to that decision, another entity has assumed that member's ownership interest and all related liabilities.

Contingencies
In the normal course of business, we are subject to various lawsuits, actions, proceedings, claims and other matters asserted under various laws and regulations. We believe the amounts provided in our Condensed Financial Statements, as prescribed by GAAP, are adequate considering the probable and estimable contingencies. However, there can be no assurances that the actual amounts required to satisfy alleged liabilities from various legal proceedings, claims, tax examinations and other matters discussed below, and to comply with applicable laws and regulations, will not exceed the amounts reflected in our Condensed Financial Statements. As such, costs, if any, that may be incurred in excess of those amounts provided as of September 30, 2020, cannot be reasonably determined.

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

DP&L's revenue from contracts with customers was $175.2 million and $187.0 million for the three months ended September 30, 2020 and 2019, respectively, and $486.3 million and $554.4 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents our revenue from contracts with customers and other revenue for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Retail revenue
Retail revenue from contracts with customers
Residential revenue	$99.3	$107.5	$279.9	$313.9
Commercial revenue	32.2	34.8	87.6	103.7
Industrial revenue	14.5	13.7	38.2	43.5
Governmental revenue	9.9	11.4	27.7	33.3
Other (a)	3.7	3.1	9.7	9.4
Total retail revenue from contracts with customers	159.6	170.5	443.1	503.8
Other retail revenue (b)	0.1	3.8	8.8	14.9
Wholesale revenue
Wholesale revenue from contracts with customers	3.2	4.4	7.7	12.8
RTO ancillary revenue	11.5	11.0	32.3	32.8
Capacity revenue	0.9	1.1	3.2	5.0
Miscellaneous revenue	1.7	0.3	4.0	0.9
Total revenues	$177.0	$191.1	$499.1	$570.2

(a)    "Other" primarily includes Wright-Patterson Air Force Base revenues, billing service fees from CRES providers and other miscellaneous retail revenues from contracts with customers.
(b)    Other retail revenue primarily includes alternative revenue programs not accounted for under FASC 606.

The balances of receivables from contracts with customers were $66.3 million and $64.4 million as of September 30, 2020 and December 31, 2019, respectively. Payment terms for all receivables from contracts with customers are typically within 30 days, though during the third quarter of 2020 DP&L implemented and offered extended payment plans to customers as a result of the pandemic.

Note – 12 Risks and Uncertainties

COVID-19 Pandemic

The COVID-19 pandemic has severely impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and social distancing measures as well as restricting travel. The State of Ohio has implemented, among other things, stay-at-home and other social distancing measures to slow the spread of the virus, which has impacted energy demand within our service territory, though the stay-at-home restrictions have now been lifted in our service territory. On March 12, 2020, the PUCO also issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This prohibition ended for DP&L on September 1, 2020. We are taking a variety of measures in response to the spread of COVID-19 to ensure our ability to transmit, distribute and sell electric energy, ensure the health and safety of our employees, contractors, customers and communities and provide essential services to the communities in which we operate. In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control.

As the economic impact of the COVID-19 pandemic started to materialize in Ohio in the second half of March and continued in the second and third quarters of 2020, the COVID-19 pandemic primarily impacted our retail sales demand as shown by the changes in weather-normalized volumes of kWh sold:

Customer class	For the three months ended September 30, 2020 compared to the same period in 2019	For the six months ended September 30, 2020 compared to the same period in 2019 (a)	For the nine months ended September 30, 2020 compared to the same period in 2019
Commercial	(4.8)%	(9.4)%	(7.0)%
Industrial	0.9%	(9.3)%	(6.8)%
Residential	11.0%	9.8%	6.0%
(a) This period most closely approximates the duration of the economic impact on our sales demand as a result of the COVID-19 pandemic.

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

EXECUTIVE SUMMARY

DPL
Compared with the prior year, DPL's net income from continuing operations before income taxes was lower by $46.8 million, or 173% for the three months ended September 30, 2020 and lower by $39.3 million, or 153% for the nine months ended September 30, 2020, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Increase (decrease) due to losses on early extinguishment of debt recorded in Q3 2020 and Q2 2019 (see Part I, Item 1, Note 6 - Long-term Debt in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion)	$(31.7)	$13.2
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	(13.4)	(45.9)
Net decrease in the volume of retail kWh sold primarily driven by unfavorable weather, partially offset by the purchased power volume variance	(3.5)	(11.7)
Increase due to lower interest expense from debt refinancings in 2019 and 2020	1.2	8.3
Other	0.6	(3.2)
Net change in income / (loss) from continuing operations before income tax	$(46.8)	$(39.3)

DP&L
Compared with the prior year, DP&L's net income from continuing operations before income taxes was lower by $16.4 million, or 44% for the three months ended September 30, 2020 and lower by $59.1 million, or 54% for the nine months ended September 30, 2020, primarily due to factors including, but not limited to:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Impact of changes to DP&L's ESP in December 2019, primarily removal of the DMR, DIR, and Decoupling Rider and reinstatement of the RSC Rider	$(13.4)	$(45.9)
Net decrease in the volume of retail kWh sold primarily driven by unfavorable weather, partially offset by the purchased power volume variance	(3.5)	(11.7)
Other	0.5	(1.5)
Net change in income before income tax	$(16.4)	$(59.1)

RESULTS OF OPERATIONS HIGHLIGHTS – DPL

DPL’s results of operations include the results of its subsidiaries, including its principal subsidiary DP&L. All material intercompany accounts and transactions have been eliminated in consolidation. A separate discussion of the results of operations for DP&L is presented elsewhere in this report.

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2020	2019	$ change	% change	2020	2019	$ change	% change
Revenues:
Retail	$159.7	$174.3	$(14.6)	(8)%	$451.9	$518.7	$(66.8)	(13)%
Wholesale	3.0	4.2	(1.2)	(29)%	7.0	12.0	(5.0)	(42)%
RTO ancillary	11.4	11.1	0.3	3%	32.3	32.9	(0.6)	(2)%
Capacity revenues	0.9	1.1	(0.2)	(18)%	3.2	5.0	(1.8)	(36)%
Miscellaneous revenues	3.8	2.2	1.6	73%	10.7	7.9	2.8	35%
Total revenues	178.8	192.9	(14.1)	(7)%	505.1	576.5	(71.4)	(12)%

Operating costs and expenses
Net fuel cost	0.4	0.6	(0.2)	(33)%	1.3	2.0	(0.7)	(35)%
Purchased power:
Purchased power	55.7	60.5	(4.8)	(8)%	156.3	176.0	(19.7)	(11)%
RTO charges	10.3	5.8	4.5	78%	21.7	18.2	3.5	19%
Net purchased power cost	66.0	66.3	(0.3)	—%	178.0	194.2	(16.2)	(8)%
Operation and maintenance	47.9	42.5	5.4	13%	138.7	136.9	1.8	1%
Depreciation and amortization	18.6	17.7	0.9	5%	54.8	54.0	0.8	1%
Taxes other than income taxes	17.7	20.8	(3.1)	(15)%	59.6	58.3	1.3	2%
Other, net	0.1	—	0.1	—%	0.1	—	0.1	—%
Total operating costs and expenses	150.7	147.9	2.8	2%	432.5	445.4	(12.9)	(3)%

Operating income	28.1	45.0	(16.9)	(38)%	72.6	131.1	(58.5)	(45)%

Other income / (expense), net:
Interest expense	(17.1)	(18.3)	1.2	(7)%	(55.4)	(63.7)	8.3	(13)%
Loss on early extinguishment of debt	(31.7)	—	(31.7)	—%	(31.7)	(44.9)	13.2	(29)%
Other income / (expense)	1.0	0.4	0.6	150%	0.9	3.2	(2.3)	(72)%
Total other expense, net	(47.8)	(17.9)	(29.9)	167%	(86.2)	(105.4)	19.2	(18)%

Income / (loss) from continuing operations before income tax (a)	$(19.7)	$27.1	$(46.8)	(173)%	$(13.6)	$25.7	$(39.3)	(153)%

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

HEATING AND COOLING DEGREE-DAYS (a)
	Three months ended				Nine months ended
	September 30,				September 30,
	2020	2019	change	% change	2020	2019	change	% change
Actual
Heating degree-days	61	—	61	—%	3,040	3,206	(166)	(5)%
Cooling degree-days	845	975	(130)	(13)%	1,200	1,361	(161)	(12)%

30-year average (b)
Heating degree-days	79	80			3,464	3,461
Cooling degree-days	671	663			976	965

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
(b)30-year average is computed from observed degree-days in the Dayton area on a trailing 30-year basis.

DPL's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Retail electric sales (b)
Residential	1,461	1,461	4,067	4,081
Commercial and other	973	1,044	2,616	2,820
Industrial	987	995	2,643	2,854
Governmental	319	355	872	965
Other	4	4	13	12
Total retail electric sales	3,744	3,859	10,211	10,732
Wholesale electric sales (c)	123	151	323	421
Total electric sales	3,867	4,010	10,534	11,153

Billed electric customers (end of period)			529,674	523,915

(a)Electric sales are presented in millions of kWh.
(b)DPL retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,057 kWh and 2,937 kWh for the three and nine months ended September 30, 2020, respectively, and 1,041 kWh and 2,982 kWh for the three and nine months ended September 30, 2019, respectively.
(c)Wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended September 30, 2020, revenue decreased $14.1 million to $178.8 million compared to $192.9 million in the same period of the prior year, and, during the nine months ended September 30, 2020, revenue decreased $71.4 million to $505.1 million compared to $576.5 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(28.2)	$(79.4)
Decrease due to removal of DIR	(5.6)	(16.7)
Decrease in energy efficiency revenue rate rider	(3.0)	(8.7)
Increase / (decrease) due to removal of decoupling rider	0.4	(4.7)
Increase / (decrease) due to the TCRR rider	4.5	(1.2)
Increase due to reinstatement of RSC rider	20.0	54.9
Other	1.2	3.5
Net change in retail rate	(10.7)	(52.3)

Volume
Net decrease in the volume of kWh sold primarily due to unfavorable weather as compared to the same periods in the prior year and lower demand from commercial customers due to the impacts of COVID-19, partially offset by higher demand from residential customers due to the impacts of COVID-19	(4.5)	(14.6)

Other miscellaneous	0.6	0.1
Total retail change	(14.6)	(66.8)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(1.2)	(5.0)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	0.1	(2.4)

Other
Miscellaneous revenues	1.6	2.8

Net change in revenues	$(14.1)	$(71.4)

DPL – Net Purchased Power
During the three months ended September 30, 2020, Net purchased power decreased $0.3 million to $66.0 million compared to $66.3 million in the same period of the prior year, and, during the nine months ended September 30, 2020, Net purchased power decreased $16.2 million to $178.0 million compared to $194.2 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	(3.8)	(16.8)
Volume
Decrease due to lower retail load served primarily driven by weather, partially offset by COVID-19 demand impacts	(1.0)	(2.9)
Total purchased power change	(4.8)	(19.7)

RTO charges
Increase primarily due to higher rates in 2020	4.5	3.5

Net change in purchased power	$(0.3)	$(16.2)

DPL – Operation and Maintenance
During the three and nine months ended September 30, 2020, Operation and maintenance expense increased $5.4 million and $1.8 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	2.5	6.0
Increase in deferred storm costs (a)	1.6	4.9
Decrease in alternative energy and energy efficiency programs (a)	$(3.0)	$(9.1)
Increase / (decrease) in legal expenses, primarily due to an insurance reimbursement in September 2019	2.0	(0.8)
Other, net	2.3	0.8

Net change in operation and maintenance expense	$5.4	$1.8

(a)    There is a corresponding offset in Revenues associated with these programs.

DPL - Taxes Other Than Income Taxes
During the three months ended September 30, 2020, Taxes other than income taxes decreased $3.1 million compared to the same period in the prior year. The decrease was primarily due to an updated Ohio property tax assessment in September 2020, which resulted in a favorable adjustment to property tax expense during the quarter.

During the nine months ended September 30, 2020, Taxes other than income taxes increased $1.3 million compared to the same period in the prior year. The increase was primarily from higher property taxes due to an increase in assessed values for Ohio properties for 2020.

DPL – Interest Expense
During the three and nine months ended September 30, 2020, Interest expense decreased $1.2 million and $8.3 million, respectively, compared to the same periods in the prior year. The decrease was primarily the result of the reduction and refinancing of debt at DPL in 2020 and 2019.

DPL – Loss on Early Extinguishment of Debt
During the three and nine months ended September 30, 2020, DPL recorded Loss on early extinguishment of debt of $31.7 million primarily due to the make-whole premium payment of $30.8 million related to the redemption of the $380.0 million 7.25% Notes due 2021 in the third quarter of 2020.

During the nine months ended September 30, 2019, DPL recorded Loss on early extinguishment of debt of $44.9 million primarily due to the make-whole premium payment of $41.4 million related to the $400.0 million partial redemption of the $780.0 million 7.25% Notes due 2021 in the second quarter of 2019.

DPL – Other Income / (Expense)
During the nine months ended September 30, 2020, Other income / (expense) decreased $2.3 million compared to the same period in the prior year. The decrease was primarily the result of unrealized losses on DP&L's Master Trust assets due to decreased fair value of investments, as compared to unrealized gains in the prior year, as well as well as higher interest income on bank deposits in the prior year.

DPL – Income Tax Benefit From Continuing Operations
Income tax benefit of $9.1 million during the three months ended September 30, 2019 increased to a benefit of $10.4 million during the three months ended September 30, 2020. The $1.3 million increase of benefit was primarily due to the tax effect of changes in pre-tax income offset by the impact of the benefit recorded in the prior year related to the September 26, 2019 PUCO order.

Income tax benefit of $11.8 million during the nine months ended September 30, 2019 decreased to a benefit of $7.7 million during the nine months ended September 30, 2020. The decrease of $4.1 million was primarily due to the tax impact of changes in pre-tax income offset by the benefit recorded in 2019 for the September 26, 2019 PUCO order.

See Note 7 – Income Taxes in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

DPL – Discontinued Operations
Net income / (loss) from discontinued operations was $1.1 million and $3.1 million for the three and nine months ended September 30, 2020, respectively, compared to $(0.8) million and $23.9 million for the three and nine months ended September 30, 2019, respectively. This income relates to the generation components of Stuart and Killen, which were retired in 2018 and sold in 2019, and Conesville, which was retired in May 2020 and sold in June 2020. See Part I, Item 1, Note 13 – Discontinued Operations in the Notes to DPL's Condensed Consolidated Financial Statements for further discussion.

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

Utility Segment
The Utility segment is comprised of DP&L’s electric transmission and distribution businesses, which distribute electricity to residential, commercial, industrial and governmental customers. DP&L distributes electricity to approximately 530,000 retail customers located in a 6,000-square mile area of West Central Ohio. DP&L’s electric transmission and distribution businesses are subject to rate regulation by federal and state regulators. Accordingly, DP&L applies the accounting standards for regulated operations to its electric transmission and distribution businesses recording regulatory assets when incurred costs are expected to be recovered in future customer rates and regulatory liabilities when current cost recoveries in customer rates relate to expected future costs. The Utility segment includes revenues and costs associated with our investment in OVEC and DP&L’s Hutchings Coal generating facility, which was closed in 2013. This facility did not transfer to AES Ohio Generation as part of DP&L's Generation Separation on October 1, 2017. Thus, it is grouped within the Utility segment for segment reporting purposes. In addition, regulatory deferrals and collections, which include collections and amortization of fuel deferrals from historical periods, are included in the Utility segment.

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

The following table presents DPL’s Income / (loss) from continuing operations before income tax by business segment:

	Three months ended		Nine months ended
	September 30,		September 30,
$ in millions	2020	2019	2020	2019
Utility	$21.3	$37.7	$49.7	$108.8
Other	(41.0)	(10.6)	(63.3)	(83.1)
Income / (loss) from continuing operations before income tax (a)	$(19.7)	$27.1	$(13.6)	$25.7

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

RESULTS OF OPERATIONS HIGHLIGHTS – DP&L

	Three months ended				Nine months ended
	September 30,				September 30,
$ in millions	2020	2019	$ change	% change	2020	2019	$ change	% change
Revenues:
Retail	$159.7	$174.3	$(14.6)	(8)%	$451.9	$518.7	$(66.8)	(13)%
Wholesale	3.2	4.4	(1.2)	(27)%	7.7	12.8	(5.1)	(40)%
RTO ancillary	11.5	11.0	0.5	5%	32.3	32.8	(0.5)	(2)%
Capacity revenues	0.9	1.1	(0.2)	(18)%	3.2	5.0	(1.8)	(36)%
Miscellaneous revenues	1.7	0.3	1.4	467%	4.0	0.9	3.1	344%
Total revenues	177.0	191.1	(14.1)	(7)%	499.1	570.2	(71.1)	(12)%

Operating costs and expenses
Net fuel cost	0.4	0.6	(0.2)	(33)%	1.3	2.0	(0.7)	(35)%
Purchased power:
Purchased power	55.7	60.4	(4.7)	(8)%	156.3	175.7	(19.4)	(11)%
RTO charges	10.0	5.5	4.5	82%	20.8	17.6	3.2	18%
Net purchased power cost	65.7	65.9	(0.2)	—%	177.1	193.3	(16.2)	(8)%
Operation and maintenance	47.8	42.2	5.6	13%	137.7	135.2	2.5	2%
Depreciation and amortization	18.2	17.4	0.8	5%	53.7	52.9	0.8	2%
Taxes other than income taxes	17.8	20.8	(3.0)	(14)%	59.6	58.2	1.4	2%
Other, net	0.1	(0.1)	0.2	(200)%	0.1	—	0.1	—%
Total operating costs and expenses	150.0	146.8	3.2	2%	429.5	441.6	(12.1)	(3)%

Operating income	27.0	44.3	(17.3)	(39)%	69.6	128.6	(59.0)	(46)%

Other income / (expense), net:
Interest expense	(5.9)	(6.1)	0.2	(3)%	(18.5)	(19.9)	1.4	(7)%
Other income / (expense)	0.2	(0.5)	0.7	(140)%	(1.4)	0.1	(1.5)	(1,500)%
Total other expense, net	(5.7)	(6.6)	0.9	(14)%	(19.9)	(19.8)	(0.1)	1%

Income before income tax (a)	$21.3	$37.7	$(16.4)	(44)%	$49.7	$108.8	$(59.1)	(54)%

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

DP&L's electric sales and billed customers were as follows:

ELECTRIC SALES AND CUSTOMERS (a)
	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Retail electric sales (b)
Residential	1,461	1,461	4,067	4,081
Commercial and other	973	1,044	2,616	2,820
Industrial	987	995	2,643	2,854
Governmental	319	355	872	965
Other	4	4	13	12
Total retail electric sales	3,744	3,859	10,211	10,732
Wholesale electric sales (c)	123	151	323	421
Total electric sales	3,867	4,010	10,534	11,153

Billed electric customers (end of period)			529,674	523,915

(a)Electric sales are presented in millions of kWh.
(b)DP&L retail electric sales represent the total transmission and distribution retail sales for the periods presented. SSO sales were 1,057 kWh and 2,937 kWh for the three and nine months ended September 30, 2020, respectively, and 1,041 kWh and 2,982 kWh for the three and nine months ended September 30, 2019, respectively.
(c)Wholesale electric sales are DP&L's 4.9% share of the generation output of OVEC.

During the three months ended September 30, 2020, revenue decreased $14.1 million to $177.0 million compared to $191.1 million in the same period of the prior year, and, during the nine months ended September 30, 2020, revenue decreased $71.1 million to $499.1 million compared to $570.2 million in the same period of the prior year. These changes were primarily the result of changes in the components of revenue shown below:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Retail
Rate
Decrease due to removal of DMR	$(28.2)	$(79.4)
Decrease due to removal of DIR	(5.6)	(16.7)
Decrease in energy efficiency revenue rate rider	(3.0)	(8.7)
Increase / (decrease) due to removal of decoupling rider	0.4	(4.7)
Increase / (decrease) due to the TCRR rider	4.5	(1.2)
Increase due to reinstatement of RSC rider	20.0	54.9
Other	1.2	3.5
Net change in retail rate	(10.7)	(52.3)

Volume
Net decrease in the volume of kWh sold primarily due to unfavorable weather as compared to the same periods in the prior year and lower demand from commercial customers due to the impacts of COVID-19, partially offset by higher demand from residential customers due to the impacts of COVID-19	(4.5)	(14.6)

Other miscellaneous	0.6	0.1
Total retail change	(14.6)	(66.8)

Wholesale
Decrease due to lower wholesale prices and lower volumes at OVEC	(1.2)	(5.1)

RTO ancillary and capacity revenues
RTO ancillary and capacity revenues	0.3	(2.3)

Other
Miscellaneous revenues	1.4	3.1

Net change in revenues	$(14.1)	$(71.1)

DP&L – Net Purchased Power
During the three months ended September 30, 2020, net purchased power decreased $0.2 million to $65.7 million compared to $65.9 million in the same period of the prior year, and, during the nine months ended September 30, 2020, net purchased power decreased $16.2 million to $177.1 million compared to $193.3 million in the same period of the prior year. These changes were primarily the result of changes in the cost of purchased power shown below.

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Net purchased power
Purchased power
Rate
Decrease due to pricing in the competitive bid process	$(3.7)	$(16.5)
Volume
Decrease due to lower retail load served primarily driven by weather, partially offset by COVID-19 demand impacts	(1.0)	(2.9)
Total purchased power change	(4.7)	(19.4)

RTO charges
Increase primarily due to higher rates in 2020	4.5	3.2

Net change in purchased power	$(0.2)	$(16.2)

DP&L – Operation and Maintenance
During the three and nine months ended September 30, 2020, Operation and Maintenance expense increased $5.6 million and $2.5 million, respectively, compared to the same periods in the prior year. The main drivers of these changes are as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
$ in millions	2020 vs. 2019	2020 vs. 2019
Increase in uncollectible expenses for the low-income payment program, which is funded by the USF revenue rate rider (a)	2.5	6.0
Increase in deferred storm costs (a)	1.6	4.9
Decrease in alternative energy and energy efficiency programs (a)	(3.0)	(9.1)
Increase / (decrease) in legal expenses, primarily due to an insurance reimbursement in September 2019	2.0	(0.8)
Other, net	2.5	1.5

Net change in operation and maintenance expense	$5.6	$2.5

(a)    There is a corresponding offset in Revenues associated with these programs.

DP&L - Taxes Other Than Income Taxes
During the three months ended September 30, 2020, Taxes other than income taxes decreased $3.0 million compared to the same period in the prior year. The decrease was primarily due to an updated Ohio property tax assessment in September 2020, which resulted in a favorable adjustment to property tax expense during the quarter.

During the nine months ended September 30, 2020, Taxes other than income taxes increased $1.4 million compared to the same period in the prior year. The increase was primarily from higher property taxes due to an increase in assessed values for Ohio properties for 2020.

DP&L – Income Tax Expense / (Benefit)
Income tax benefit of $7.2 million during the three months ended September 30, 2019 changed to an income tax expense of $3.5 million during the three months ended September 30, 2020. The change of $10.7 million was primarily due to the impact of the benefit recorded in the prior year related to the September 26, 2019 PUCO order and the net tax benefit related to the reversal of excess deferred taxes, which were partially offset by the reversal of an uncertain tax position and an adjustment to the deferred tax balances.

Income tax expense of $5.1 million during the nine months ended September 30, 2019 changed to an income tax expense of $2.4 million during the nine months ended September 30, 2020. The decrease of $2.7 million of expense was primarily due to a decrease in pre-tax income offset by changes in the full year forecasted rate.

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

COVID-19 Pandemic
Since December 2019, the COVID-19 pandemic has impacted global economic activity, including electricity and energy consumption, and caused significant volatility and negative pressure in financial markets. In response to the COVID-19 pandemic, the PUCO issued an emergency order prohibiting electric utilities, including us, from discontinuing electric utility service to customers. This prohibition ended for DP&L on September 1, 2020.

In addition to the impacts to demand within our service territory, we also have incurred and expect to continue to incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. For the quarter ending September 30, 2020, we continued to experience impacts from the pandemic and expect to continue to experience impacts for the remainder of 2020, and any such impacts during that time or in other future periods could have a material adverse effect on our results of operations, financial condition and cash flows. The following discussion highlights our assessment of the impacts of the pandemic on our current financial and operating status, and our financial and operational outlook based on information known as of this filing. Also see Part II, Item 1A-Risk Factors of this Form 10-Q.

Business Continuity - As the COVID-19 pandemic progresses, we are taking a variety of measures to ensure our ability to transmit, distribute and sell electric energy, to ensure the health and safety of our employees, contractors, customers and communities and to provide essential services to the communities in which we operate. We continue to respond to this global crisis through comprehensive measures to protect our employees and others while fulfilling our vital role in providing our customers with electric energy. While stay-at-home restrictions have been lifted in our service territory, most of our management and administrative personnel are able to work remotely, and we have not experienced significant issues affecting our operations or ability to maintain effective internal controls and produce reliable financial information.

Demand - The economic impact of the pandemic started to materialize in Ohio in the second half of March and more so in the second and third quarters of 2020. See Note 12 – Revenue and Note 14 – Risks and Uncertainties of Notes to DPL's Condensed Consolidated Financial Statements and Note 11 – Revenue and Note 12 – Risks and Uncertainties of Notes to DP&L's Condensed Financial Statements for further discussion of how the COVID-19 pandemic has impacted our sales demand and a disaggregation of retail revenues by customer class. The declines for commercial and industrial customers were more severe in April and May, and partially recovered starting in June and into the third quarter as stay-at-home orders were lifted. While we cannot predict the length and magnitude of the pandemic or how it could ultimately impact global or local economic conditions, continuous and/or further declines in future demand would adversely impact our financial results for 2020 and beyond.

Liquidity - We anticipate having sufficient liquidity to make all required payments, including payments for salaries and wages owed to our employees, during the pandemic. We do not foresee a significant impact to our access to capital or our liquidity position as a result of the pandemic. On June 19, 2020, DPL closed a $415.0 million issuance of senior unsecured notes, and the proceeds from this issuance together with cash on hand were used to redeem in-full the remaining balance of $380.0 million of DPL's 7.25% senior unsecured notes. These bonds were redeemed at par plus accrued interest and a make-whole premium of $30.8 million on July 20, 2020. Additionally, on July 31, 2020 DP&L issued $140.0 million of taxable First Mortgage Bonds and used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. For further discussion of our financial condition, liquidity, and capital requirements, see Part I, Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity of this Form 10-Q.

Credit Exposures - We continue to monitor and manage our credit exposures in a prudent manner. During the three and nine months ended September 30, 2020, we experienced credit-related impacts from utility customers due to the prohibition of electric utilities, including us, from discontinuing electric utility service to customers through September 1, 2020 and due to the economic impacts of the COVID-19 pandemic. This has resulted in an increase in past due customer receivable balances, and our allowance for credit losses has increased $2.8 million for both DPL and DP&L during the nine months ended September 30, 2020. During the third quarter of 2020, DP&L implemented and offered extended payment plans to customers as a result of the pandemic. We expect significant economic disruptions from the COVID-19 pandemic potentially for the remainder of 2020 and beyond. If these disruptions occur, further deterioration in our credit exposures and customer collections could result. However, as discussed in Note 3 – Regulatory Matters of Notes to DPL's Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Financial Statements in Item 8. - Financial Statements and Supplementary Data of our Form 10-K, DP&L’s uncollectible expense is deferred for future collection. The prohibition from discontinuing electric utility service ended for DP&L on September 1, 2020.

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

Regulatory Environment
DPL’s, DP&L’s and our other subsidiaries’ facilities and operations are subject to a wide range of regulations and laws by federal, state and local authorities. As well as imposing continuing compliance obligations, these laws and regulations authorize the imposition of substantial penalties for noncompliance, including fines, injunctive relief and other sanctions. In the normal course of business, we have investigatory and remedial activities underway at these facilities and operations in an effort to comply, or to determine compliance, with such regulations. We record liabilities for losses that are probable and can be reasonably estimated. In addition to matters discussed or updated herein, our 2019 Form 10-K and Forms 10-Q previously filed with the SEC during 2020 describe other regulatory matters which have not materially changed since those filings. See Part I, Item 1, Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Part I, Item 1, Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements for further information regarding regulatory matters.

Stipulation and Recommendation - On October 23, 2020, DP&L entered into a Stipulation and Recommendation with the staff of the PUCO and various customers and other organizations, which is subject to PUCO approval. This Stipulation and Recommendation would provide resolution on several matters pending before the PUCO. See additional information in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

Distribution Rate Case - On October 30, 2020 DP&L filed a Pre-filing Notice of Intent to file an application to increase rates for distribution service. The Distribution Rate Case Application will be filed on November 30, 2020.

Ohio House Bill 6 - Legislation, such as Senate Bill 346 and House Bill 738, has been introduced in the Ohio General Assembly seeking to repeal Ohio House Bill 6. Ohio House Bill 6, among other things, does the following: beginning January 1, 2020, permitted DP&L to defer, recover or credit the net proceeds from selling energy and capacity received as part of DP&L's interest in OVEC and its OVEC-related costs through a non-bypassable recovery mechanism for recovery of prudently incurred OVEC costs through 2030; eliminates the annual energy efficiency targets for Ohio utilities after 2020; and allows Ohio utilities to construct customer-sited renewable generation for mercantile customers or groups of mercantile customers, the costs of which may only be recovered from those customers. If Ohio House Bill 6 is repealed without a replacement with comparable provisions, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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
•NAAQS; and
•the Affordable Clean Energy Rule.

Regulation of CCR
On October 19, 2015, a USEPA rule regulating CCR under the Resource Conservation and Recovery Act as nonhazardous solid waste became effective (CCR Rule). The CCR Rule established nationally applicable minimum criteria for the disposal of CCR in new and currently operating landfills and surface impoundments, including location restrictions, design and operating criteria, groundwater monitoring, corrective action and closure requirements and post-closure care. The primary enforcement mechanisms under this regulation would be actions commenced by the states and private lawsuits. On December 16, 2016, President Obama signed into law the Water Infrastructure Improvements for the Nation Act (WIIN Act), which includes provisions to implement the CCR Rule through a state permitting program, or if the state chooses not to participate, a possible federal permit program. The USEPA has indicated that they will implement a phased approach to amending the CCR Rule which is in process. On February 20, 2020, the US EPA published a proposed rule to establish a federal CCR permit program that would operate in states without approved CCR permit programs. On August 28, 2020, the USEPA published final amendments to the CCR Rule titled “A Holistic Approach to Closure Part A: Deadline to Initiate Closure”, which amends certain regulatory provisions that govern CCR. On October 16, 2020, the USEPA released a pre-publication version of final amendments to the CCR rule titled “A Holistic Approach to Closure Part B”. The CCR Rule, current or proposed amendments to the CCR Rule, the results of groundwater monitoring data or the outcome of CCR-related litigation could have a material adverse effect on our results of operations, financial condition and cash flows.

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

CAPITAL RESOURCES AND LIQUIDITY

DPL and DP&L had unrestricted cash and cash equivalents of $43.5 million and $26.1 million, respectively, at September 30, 2020. At that date, neither DPL nor DP&L had short-term investments. DPL and DP&L had aggregate principal amounts of long-term debt outstanding of $1,413.0 million and $582.4 million, respectively.

At September 30, 2020, approximately $0.2 million of DPL's long-term debt, including $0.2 million of DP&L's long-term debt, matures within twelve months of the balance sheet date.

In May 2020, DP&L received approval to, among other things, issue up to $140.0 million in aggregate principal amount of long-term indebtedness for a term not to exceed 30 years. On July 31, 2020, DP&L issued $140.0 million of taxable First Mortgage Bonds and on August 3, 2020 used the proceeds to purchase at par value the $140.0 million of outstanding tax-exempt Ohio Air Quality Development Authority (OAQDA) Collateralized Pollution Control Revenue Refunding Bonds that had been issued in 2015. The new taxable First Mortgage Bonds carry an interest rate of 3.20% and mature on July 31, 2040.

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

Cash Flow Analysis - DPL

The following table summarizes the cash flows of DPL:

	Nine months ended September 30,
$ in millions	2020	2019
Net cash provided by operating activities	$81.7	$136.3
Net cash used in investing activities	(125.4)	(125.9)
Net cash provided by / (used in) financing activities	40.3	(67.7)
Net change	(3.4)	(57.3)
Balance at beginning of period	47.0	111.7
Cash, cash equivalents, and restricted cash at end of period	$43.6	$54.4

DPL – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income / (loss)	$(2.8)	$61.4	$(64.2)
Depreciation and amortization	55.1	34.2	20.9
Deferred income taxes	32.3	(8.7)	41.0
Loss on early extinguishment of debt	31.7	44.9	(13.2)
Other adjustments to Net income	(0.1)	4.2	(4.3)
Net income, adjusted for non-cash items	116.2	136.0	(19.8)
Net change in operating assets and liabilities	(34.5)	0.3	(34.8)
Net cash provided by operating activities	$81.7	$136.3	$(54.6)

The net change in operating assets and liabilities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven by the following:

$ in millions	$ Change
Decrease from deferred regulatory costs, net primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	(20.0)
Decrease from accounts payable primarily due to timing of payments	(19.5)
Increase from accrued taxes payable / receivable primarily due to tax payment of $52.0 million from AES, partially offset by an increase in the current tax benefit in the current year	8.0
Other	(3.3)
Net decrease in cash from changes in operating assets and liabilities	$(34.8)

DPL – Net cash from investing activities
Net cash used in investing activities was $(125.4) million for the nine months ended September 30, 2020 compared to $(125.9) million for the nine months ended September 30, 2019. This $0.5 million decrease in cash used primarily relates to $5.1 million of proceeds received from the sale of software in the current year and a $2.9 million decrease in the purchase of renewable energy credits, partially offset by a $6.3 million increase in capital expenditures due to an increase in cost of removal payments.

DPL – Net cash from financing activities
Net cash provided by / (used in) financing activities was $40.3 million for the nine months ended September 30, 2020 compared to $(67.7) million from financing activities for the nine months ended September 30, 2019. This $108.0 million increase is primarily due to a $160.5 million increase in net issuances of long-term debt ($4.2 million net issuance of long-term debt in 2020 compared to net retirements on long-term debt of $156.3 million in 2019) and a $98.0 million capital contribution in the current year, partially offset by increased net payments on revolving credit facilities of $152.0 million in the current year.

Cash Flow Analysis - DP&L

The following table summarizes the cash flows of DP&L:

	Nine months ended September 30,
$ in millions	2020	2019
Net cash provided by operating activities	$49.7	$138.9
Net cash used in investing activities	(125.8)	(124.6)
Net cash provided by / (used in) financing activities	81.0	(48.5)
Net change	4.9	(34.2)
Balance at beginning of period	21.3	66.2
Cash, cash equivalents, and restricted cash at end of period	$26.2	$32.0

DP&L – Net cash from operating activities

	Nine months ended September 30,		$ change
$ in millions	2020	2019	2020 vs. 2019
Net income	$47.3	$103.7	$(56.4)
Depreciation and amortization	53.7	52.9	0.8
Deferred income taxes	(0.1)	(17.2)	17.1
Other adjustments to Net income	2.9	2.8	0.1
Net income, adjusted for non-cash items	103.8	142.2	(38.4)
Net change in operating assets and liabilities	(54.1)	(3.3)	(50.8)
Net cash provided by operating activities	$49.7	$138.9	$(89.2)

The net change in operating assets and liabilities during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was driven by the following:

$ in millions	$ Change
Decrease from deferred regulatory costs, net, primarily due to a decrease in regulatory liabilities as we return certain benefits to customers	(20.0)
Decrease from accounts receivable due to PJM transmission enhancement settlement collections in the prior year	(17.2)
Decrease from accounts payable primarily due to timing of payments	(15.8)
Other	2.2
Net decrease in cash from changes in operating assets and liabilities	$(50.8)

DP&L – Net cash from investing activities
Net cash used in investing activities was $(125.8) million for the nine months ended September 30, 2020 compared to $(124.6) million for the nine months ended September 30, 2019. This $1.2 million increase in cash used primarily relates to a $4.0 million increase in capital expenditures due to an increase in cost of removal payments in the current year, partially offset by a $2.9 million decrease in the purchase of renewable energy credits.

DP&L – Net cash from financing activities
Net cash provided by / (used in) financing activities was $81.0 million for the nine months ended September 30, 2020 compared to $(48.5) million from financing activities for the nine months ended September 30, 2019. This $129.5 million increase primarily relates to a $150.0 million capital contribution from DPL in the current year and a $62.3 million decrease in return of capital payments compared to the prior year, partially offset by a $100.0 million increase in net payments on revolving credit facilities in the current year.

LIQUIDITY
We expect our existing sources of liquidity to remain sufficient to meet our anticipated operating needs. Our business is capital intensive, requiring significant resources to fund operating expenses, construction expenditures, scheduled debt maturities and carrying costs, taxes and dividend payments. For 2020 and subsequent years, we expect to satisfy these requirements with cash from operations, funds from debt financing and/or equity capital contributions as our internal liquidity needs and market conditions warrant. We also expect that the borrowing capacity under bank credit facilities will continue to be available to manage working capital requirements during those periods. During the nine months ended September 30, 2020, DPL received $150.0 million in a cash contribution from AES, which DPL then used to make a $150.0 million capital contribution to DP&L. The contribution at DPL represented an equity capital contribution of $98.0 million and a payment of $52.0 million against its tax receivable. The proceeds from the capital contribution at DP&L will primarily be used for funding needs to support DP&L's capital expenditure program, mainly new investments in and upgrades to DP&L’s transmission and distribution system.

At September 30, 2020, DP&L and DPL have access to the following revolving credit facilities:

$ in millions	Type	Maturity	Commitment	Amounts available as of September 30, 2020
DP&L	Revolving	June 2024	$175.0	$173.9
DPL	Revolving	June 2023	110.0	15.0
			$285.0	$188.9

DP&L has an unsecured revolving credit agreement with a syndicated bank group with a borrowing limit of $175.0 million and a $75.0 million letter of credit sublimit, as well as a feature that provides DP&L the ability to increase the size of the facility by an additional $100.0 million. This facility expires in June 2024. At September 30, 2020, there was one letter of credit in the amount of $1.1 million outstanding under this facility, and $0.0 million in borrowings, with the remaining $173.9 million available to DP&L. Fees associated with this letter of credit facility were not material during the nine months ended September 30, 2020 or 2019.

DPL has a revolving credit facility of $110.0 million, with a $75.0 million letter of credit sublimit and a feature that provides DPL the ability to increase the size of the facility by an additional $50.0 million. This facility is secured by a pledge of common stock that DPL owns in DP&L, limited to the amount permitted to be pledged under certain Indentures dated October 3, 2011 and April 17, 2019 between DPL and Wells Fargo Bank, NA and U.S. Bank National Association, respectively, as Trustee. The facility expires in June 2023. At September 30, 2020, there was one letters of credit in the aggregate amount of $5.0 million outstanding and $90.0 million in borrowings, with the remaining $15.0 million available to DPL. Fees associated with this facility were not material during the nine months ended September 30, 2020 or 2019.

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

DPL is projecting to spend an estimated $615.0 million in capital projects for the period 2020 through 2022, of which $608.0 million is projected to be spent by DP&L. DP&L's projection includes expected spending under DP&L's Smart Grid Plan included in the Stipulation and Recommendation entered into on October 23, 2020 as well as new transmission projects. See additional information in Note 3 – Regulatory Matters of Notes to DPL's Condensed Consolidated Financial Statements and Note 3 – Regulatory Matters of Notes to DP&L's Condensed Financial Statements.

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

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB+(a) / BB (b)	BBB+(c)	Negative	April 2020
Moody's Investors Service, Inc.	Ba1 (b)	A3 (c)	Negative	December 2019
Standard & Poor's Financial Services LLC	BB+ (b)	BBB+ (c)	Developing	November 2020

(a)Rating relates to DPL’s Senior secured debt.
(b)Rating relates to DPL's Senior unsecured debt.
(c)Rating relates to DP&L’s Senior secured debt.

The following table presents, as of the filing of this report, the credit ratings (issuer/corporate rating) and outlook for DPL and DP&L, along with the effective or affirmed date of each rating.

	DPL	DP&L	Outlook	Effective or Affirmed
Fitch Ratings	BB	BBB-	Negative	April 2020
Moody's Investors Service, Inc.	Ba1	Baa2	Negative	December 2019
Standard & Poor's Financial Services LLC	BB+	BB+	Developing	November 2020

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

Different estimates could have a material effect on our financial results. Judgments and uncertainties affecting the application of these policies and estimates may result in materially different amounts being reported under different conditions or circumstances. Historically, however, recorded estimates have not differed materially from actual results. Significant items subject to such judgments include: the carrying value of property, plant and equipment; unbilled revenues; the valuation of derivative instruments; the valuation of insurance and claims liabilities; the valuation of allowances for credit losses and deferred income taxes; regulatory assets and liabilities; liabilities recorded for income tax exposures; litigation; contingencies; the valuation of AROs; assets and liabilities related to employee benefits and intangible assets. Refer to our Form 10-K for the year ended December 31, 2019 for a complete listing of our critical accounting policies and estimates. We have reviewed and determined that these remain as critical accounting policies as of and for the nine months ended September 30, 2020.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

See the “MARKET RISK” section in Item 2 of this Part I, which is incorporated by reference into this item.

Item 4 – Controls and Procedures

Disclosure Controls and Procedures
DPL and DP&L, under the supervision and with the participation of its management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), evaluated the effectiveness of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2020, to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Our Form 10-K for the fiscal year ended December 31, 2019 and Forms 10-Q for the quarters ended March 31, and June 30, 2020 and the Notes to DPL’s Consolidated Financial Statements and DP&L’s Financial Statements included therein contain descriptions of certain legal proceedings in which we are or were involved. The information in or incorporated by reference into this Item 1 to Part II is limited to certain recent developments concerning our legal proceedings and new legal proceedings, since the filing of such Forms 10-K and 10-Q, and should be read in conjunction with such Forms 10-K and 10-Q.

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

Item 1A – Risk Factors

A listing of the risk factors that we consider to be the most significant to a decision to invest in our securities is provided in our Form 10-K as supplemented in our Form 10-Q for each of the three month periods ended March 31 and June 30, 2020. Except as described below, there has been no material change in our risk factors as previously disclosed in our Form 10-K. If any of the events described in our risk factors occur, it could have a material adverse effect on our results of operations, financial condition and cash flows.

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

As part of the filing of this Quarterly Report Form on Form 10-Q, we are further revising, clarifying and supplementing our risk factors. The risk factor below amends and supersedes the risk factor that we filed in connection with our 2020 first and second quarter Form 10-Qs and should be considered together with the other risk factors described in our Form 10-K:

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

The outbreak of COVID-19 has severely impacted global economic activity, caused significant volatility and negative pressure in financial markets and reduced the demand for energy in our service territory. In addition to reduced revenues and lower margins resulting from decreased energy demand within our service territory, we also will incur expenses relating to COVID-19, and such expenses may include those that relate to events outside of our control. The global impact of the outbreak has been rapidly evolving and many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures as well as restricting travel. Many experts predict that the outbreak will trigger a period of global economic slowdown or a global recession. COVID-19 or another pandemic could have material and adverse effects on our results of operations, financial condition and cash flows due to, among other factors:

•further decline in customer demand as a result of general decline in business activity;
•further destabilization of the markets and decline in business activity negatively impacting our customer growth or the number of customers in our service territory as well as our customers’ ability to pay for our services when due (or at all);
•delay or inability in obtaining regulatory actions and outcomes that could be material to our business, including for recovery of COVID-19 related expenses and losses, such as uncollectible customer amounts, and the review and approval of our applications, rates and charges by the PUCO;
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

We will continue to review and modify our plans as conditions change. Despite our efforts to manage and remedy these impacts to us, their ultimate impact also depends on factors beyond our knowledge or control, including the duration and severity of this outbreak as well as third-party actions taken to contain its spread and mitigate its public health effects.

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

Item 2 – Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3 – Defaults Upon Senior Securities

None

Item 4 – Mine Safety Disclosures

Not applicable.

Item 5 – Other Information

None

Item 6 – Exhibits

DPL	DP&L	Exhibit Number	Exhibit	Location
X	X	4.1	53rd Supplemental Indenture, dated July 1, 2020, between The Dayton Power and Light Company and The Bank of New York Mellon.	Exhibit 4.1 to Report on Form 8-K filed August 5, 2020 (File No. 1-2385)
X	X	10.1	Stipulation and Recommendation dated October 23, 2020.	Exhibit 10.1 to Report on Form 8-K filed October 23, 2020 (File No. 1-2385)
X		31(a)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(a)
X		31(b)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(b)
	X	31(c)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(c)
	X	31(d)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 31(d)
X		32(a)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(a)
X		32(b)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(b)
	X	32(c)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(c)
	X	32(d)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith as Exhibit 32(d)
X	X	101.INS	XBRL Instance	Filed herewith as Exhibit 101.INS
X	X	101.SCH	XBRL Taxonomy Extension Schema	Filed herewith as Exhibit 101.SCH
X	X	101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith as Exhibit 101.CAL
X	X	101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith as Exhibit 101.DEF
X	X	101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith as Exhibit 101.LAB
X	X	101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith as Exhibit 101.PRE

Exhibits referencing File No. 1-9052 have been filed by DPL Inc. and those referencing File No. 1-2385 have been filed by The Dayton Power and Light Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, DPL Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DPL Inc.
(Registrant)

Date:	November 5, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Chief Financial Officer
(principal financial officer)

	November 5, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Dayton Power and Light Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Dayton Power and Light Company
(Registrant)

Date:	November 5, 2020	/s/ Gustavo Garavaglia
Gustavo Garavaglia
Vice President and Chief Financial Officer
(principal financial officer)

	November 5, 2020	/s/ Karin M. Nyhuis
Karin M. Nyhuis
Controller
(principal accounting officer)